Form 10-Q
period 2010-09-30
CDW Corp
filed 2010-11-15
CIK 1402057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-169258

CDW CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-0273989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 N. Milwaukee Avenue Vernon Hills, Illinois	60061
(Address of principal executive offices)	(Zip Code)

(847) 465-6000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 9, 2010, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 910,265 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

CDW CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$67.0	$88.0
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $6.3, respectively	1,119.8	1,006.7
Merchandise inventory	304.9	257.8
Miscellaneous receivables	145.5	127.8
Deferred income taxes	23.2	40.0
Prepaid expenses and other	49.2	37.5

Total current assets	1,709.6	1,557.8
Property and equipment, net	147.7	165.8
Goodwill	2,208.1	2,207.4
Other intangible assets, net	1,829.6	1,951.4
Deferred financing costs, net	77.0	91.2
Fair value of interest rate cap agreements	0.6	—
Other assets	2.3	2.4

Total assets	$5,974.9	$5,976.0

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$587.0	$292.3
Current maturities of long-term debt and capital leases	22.6	22.6
Fair value of interest rate swap agreements	22.0	68.7
Deferred revenue	37.7	28.9
Accrued expenses:
Compensation	86.1	63.5
Interest	118.2	50.0
Sales taxes	17.9	19.9
Advertising	26.5	16.3
Income taxes	2.3	—
Other	86.0	72.3

Total current liabilities	1,006.3	634.5
Long-term liabilities:
Debt and capital leases	4,270.5	4,599.3
Deferred income taxes	652.4	694.7
Fair value of interest rate swap agreements	—	1.9
Accrued interest	34.2	45.6
Other liabilities	48.6	44.7

Total long-term liabilities	5,005.7	5,386.2

Commitments and contingencies	—	—
Shareholders’ deficit:
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 909,016 and 907,346 shares issued and outstanding, respectively	—	—
Paid-in capital	2,163.0	2,155.4
Accumulated deficit	(2,183.9)	(2,178.8)
Accumulated other comprehensive loss	(16.2)	(21.3)

Total shareholders’ deficit	(37.1)	(44.7)

Total liabilities and shareholders’ deficit	$5,974.9	$5,976.0

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$2,374.4	$1,963.4	$6,531.8	$5,198.1
Cost of sales	2,006.0	1,662.1	5,497.7	4,367.8

Gross profit	368.4	301.3	1,034.1	830.3

Selling and administrative expenses	235.8	203.4	689.7	599.4
Advertising expense	28.0	27.6	72.9	79.6
Goodwill impairment	—	—	—	235.0

Income (loss) from operations	104.6	70.3	271.5	(83.7)

Interest expense, net	(105.1)	(108.3)	(288.7)	(317.4)
Gain on extinguishment of long-term debt	—	—	9.2	—
Other income, net	0.2	0.4	0.3	2.7

Loss before income taxes	(0.3)	(37.6)	(7.7)	(398.4)

Income tax benefit	—	12.6	2.6	62.4

Net loss	$(0.3)	$(25.0)	$(5.1)	$(336.0)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(in millions)

(unaudited)

	Total Shareholders’ Deficit	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)

Balance at December 31, 2009	$(44.7)	$—	$—	$2,155.4	$(2,178.8)	$(21.3)

Equity-based compensation expense	7.4	—	—	7.4	—	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	0.2	—	—	0.2	—	—

Net loss	(5.1)	—	—	—	(5.1)	—	$(5.1)

Change in unrealized loss on interest rate swap agreements, net of tax	(31.8)	—	—	—	—	(31.8)	(31.8)

Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	35.4	—	—	—	—	35.4	35.4

Foreign currency translation adjustment	1.5	—	—	—	—	1.5	1.5

Comprehensive income (loss)							$—

Balance at September 30, 2010	$(37.1)	$—	$—	$2,163.0	$(2,183.9)	$(16.2)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(5.1)	$(336.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	—	235.0
Depreciation and amortization	158.5	165.1
Equity-based compensation expense	7.4	12.1
Deferred income taxes	(44.7)	(57.1)
Allowance for doubtful accounts	(1.3)	1.0
Amortization of deferred financing costs	13.5	11.9
Realized loss on interest rate swap agreements	32.0	72.1
Mark to market loss on interest rate cap agreements	5.3	—
Gain on extinguishment of long-term debt	(9.2)	—
Gain on sale of assets	—	(2.1)
Changes in assets and liabilities:
Accounts receivable	(111.2)	(92.1)
Merchandise inventory	(47.0)	(18.3)
Other assets	(29.1)	(19.5)
Accounts payable	294.5	212.5
Other current liabilities	123.8	29.1
Long-term liabilities	10.2	20.5

Net cash provided by operating activities	397.6	234.2

Cash flows from investing activities:
Capital expenditures	(18.3)	(12.1)
Cash settlements on interest rate swap agreements	(58.7)	(50.9)
Premium payments on interest rate cap agreements	(5.9)	—
Purchases of held-to-maturity securities	—	(20.0)
Proceeds from sale of assets	—	5.2

Net cash used in investing activities	(82.9)	(77.8)

Cash flows from financing activities:
Payments to extinguish long-term debt	(18.6)	—
Repayments of long-term debt	(16.5)	(5.5)
Proceeds from borrowings under revolving credit facility	400.8	—
Repayments of borrowings under revolving credit facility	(701.1)	—
Principal payments under capital lease obligations	(0.4)	(0.4)
Investment from CDW Holdings LLC	—	0.1

Net cash used in financing activities	(335.8)	(5.8)

Effect of exchange rate changes on cash and cash equivalents	0.1	0.5

Net (decrease) increase in cash and cash equivalents	(21.0)	151.1

Cash and cash equivalents – beginning of period	88.0	94.4

Cash and cash equivalents – end of period	$67.0	$245.5

Supplementary disclosure of cash flow information:
Interest paid, including cash settlements on interest rate swap agreements	$221.7	$231.2
Taxes paid, net	$32.6	$12.0

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a leading provider of multi-branded information technology products and services in the United States and Canada. The Company provides comprehensive and integrated solutions for its customers’ technology needs through an extensive range of hardware, software and service offerings. The Company’s breadth of offerings allows its customers to streamline their procurement processes by using a complete solution provider for their technology needs.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 (“December 31, 2009 financial statements”), which were included in the Company’s Registration Statement on Form S-4 (333-169258) filed with the SEC and declared effective by the SEC on October 25, 2010. The significant accounting policies used in preparing these unaudited interim consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2009 financial statements, except as disclosed in Note 2, “Recent Accounting Pronouncements.” In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations, cash flows, and changes in shareholders’ deficit as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.

On October 12, 2007, CDW Corporation, an Illinois corporation, was acquired through a merger transaction by an entity controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, Inc. (the “Acquisition”). CDW Corporation continued as the surviving corporation and same legal entity after the Acquisition, but became a wholly owned subsidiary of VH Holdings, Inc., a Delaware corporation.

On December 31, 2009, CDW Corporation merged into CDWC LLC, an Illinois limited liability company owned by VH Holdings, Inc., with CDWC LLC as the surviving entity. This change had no impact on the operations or management of the Company. On December 31, 2009, CDWC LLC was renamed CDW LLC (“CDW LLC”). On August 17, 2010, VH Holdings, Inc. was renamed CDW Corporation (“Parent”).

Parent is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, Inc., certain other co-investors and certain members of CDW management.

On August 6, 2010, CDW Finance Corporation, a Delaware corporation, was formed for the sole purpose of acting as a co-issuer of the Initial Notes and Exchange Notes as described in Note 5. CDW Finance Corporation is owned by Parent and does not hold any material assets or engage in any business activities or operations.

Throughout this report, the terms “the Company” and “CDW” refer to Parent and its wholly owned subsidiaries.

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Parent and its wholly owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

The notes to consolidated financial statements contained in the December 31, 2009 financial statements include an additional discussion of the most significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

2.	Recent Accounting Pronouncements

Subsequent Events

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to authoritative guidance on subsequent events. The amended guidance requires that companies that file with the SEC (“SEC filer”) evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was prospectively effective upon issuance. The adoption of this guidance did not have an impact the Company’s consolidated financial position, results of operations, or cash flows.

Fair Value Measurements

In January 2010, the FASB issued authoritative guidance to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, this guidance was effective for the Company as of January 1, 2010. Because it only requires additional disclosure, the adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The disclosures in the roll forward of activity in Level 3 fair value measurements will become effective for the Company as of January 1, 2011. As this guidance also only requires additional disclosure, the adoption of this guidance will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Revenue Arrangements

In October 2009, the FASB issued amendments to authoritative guidance on revenue arrangements. The amended guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and expands the disclosures related to multiple-deliverable revenue arrangements. The amended guidance also modifies the scope of authoritative guidance for revenue arrangements that include both tangible products and software elements to exclude from its requirements (1) non-software components of tangible products, and (2) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible products essential functionality. The amended guidance is effective for fiscal years beginning on or after June 15, 2010 and will become effective for the Company beginning January 1, 2011. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.

3.	Trade Financing Agreements

The Company has entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. At September 30, 2010, the agreements allowed for a maximum credit line of $74.5 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. The Company does not incur any interest expense associated with these agreements, as balances are paid when they are due. At September 30, 2010 and December 31, 2009, the Company owed the financial institutions $43.5 million and $25.0 million, respectively, which is included in trade accounts payable.

4.	Goodwill and Other Intangible Assets

The Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company continuously monitors the operating performance of each of its reporting units in comparison to forecasted results. During the second quarter of 2009, the Company determined that, while the rate of the sales decline year over year was stabilizing, the overall decline in net sales indicated that it was more likely than not that the fair value of certain of its reporting units was reduced to below the respective carrying amount. The Company considered this a triggering event under GAAP and performed an interim evaluation of the carrying amount of goodwill as of June 1, 2009.

The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has two reportable segments: Corporate, which is primarily comprised of business customers, and Public, which is comprised of government entities and educational and healthcare institutions. The Company also has two operating segments, Canada and the CDW Advanced Services business, that do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.”

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the reporting unit’s fair value in an orderly transaction between market participants. Under the income approach, fair value is determined based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, valuation multiples derived from publicly available information for peer group companies are utilized to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company.

Determining the fair value of a reporting unit (and the allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of goodwill in the event a step two analysis is required) is judgmental in nature and requires the use of significant estimates and assumptions. Any changes in the judgments, estimates, or assumptions used could produce significantly different results.

To determine fair value of the reporting units as of June 1, 2009, the Company used a 75%/25% weighting of the income approach and market approach, respectively. The Company believed that higher weighting to the income approach was appropriate as inherent differences exist between the Company’s highly leveraged structure and the equity-based structures of the peer group companies used in the market approach. Using the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2009 and the next six years. The Company used a 5% long-term assumed consolidated annual growth rate for periods after the six-year forecast. The Company’s forecasts were based on historical experience, expected market demand, and other industry information available at the time the forecasts were prepared. The estimated future cash flows of each reporting unit were discounted at 11.5%.

The Public reporting unit passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 10%) while the other three reporting units did not. The Company performed the second step of the goodwill evaluation for the Corporate, Canada and the CDW Advanced Services business reporting units. As a result, the Company recorded a goodwill impairment charge of $235.0 million in the second quarter of 2009. This charge was comprised of $207.0 million for the Corporate reporting unit and $28.0 million for the CDW Advanced Services business reporting unit. The Canada reporting unit did not require a goodwill impairment charge as the implied fair value of goodwill of this reporting unit approximated the carrying value of goodwill.

Also, at June 1, 2009, the Company reviewed its intangible assets for impairment in accordance with GAAP. The Company used the undiscounted cash flows, excluding interest charges, to assess the recoverability of the carrying value of such assets. The carrying value of the assets did not exceed their fair value and no impairment existed. In addition, the Company reviewed the remaining useful lives of each intangible asset and determined no changes to useful lives were necessary. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was $42.9 million and $43.1 million for the three months ended September 30, 2010 and 2009, respectively, and $128.3 million and $129.2 million for the nine months ended September 30, 2010 and 2009, respectively.

5.	Long-Term Debt

Long-term debt, excluding capital leases, was as follows:

(in millions)
	September 30, 2010	December 31, 2009
Senior secured asset-based revolving credit facility	$191.1	$491.4
Senior secured term loan facility	2,172.5	2,189.0
Senior extended loans / notes	1,207.0	1,190.0
Senior subordinated extended loan / notes	721.5	750.0

Total long-term debt	4,292.1	4,620.4
Less current maturities of long-term debt	(22.0)	(22.0)

Long-term debt, excluding current maturities	$4,270.1	$4,598.4

As of September 30, 2010, the Company was in compliance with the covenants under its various credit agreements as described below.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Senior Secured Asset-Based Revolving Credit Facility

At September 30, 2010, the Company had an $800.0 million senior secured asset-based revolving credit facility (the “Revolving Loan”) available for borrowings and issuance of letters of credit of which the Company had outstanding borrowings of $191.1 million (at an effective weighted-average interest rate of approximately 1.27% per annum) and $21.8 million of undrawn letters of credit. Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate and (b) the federal funds effective rate plus 50 basis points. The applicable margin varies (1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings) depending upon the Company’s average daily excess cash availability under the agreement. The Revolving Loan matures on October 12, 2012. Availability under the Revolving Loan is limited to the lesser of the revolving commitment of $800.0 million or the amount of the borrowing base. The borrowing base is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by the Company. At September 30, 2010, the borrowing base was $960.4 million as supported by eligible inventory and accounts receivable balances as of August 31, 2010. One of the lenders (the “Defaulting Lender”) under the Revolving Loan has failed to fund its pro rata share of several outstanding loan advances under the Revolving Loan since 2008. As a result, actual availability under the Revolving Loan is $39.7 million less than it would otherwise be if the Defaulting Lender was honoring its commitments under the Revolving Loan agreement. Assuming non-funding by the Defaulting Lender, the Company could borrow up to an additional $547.4 million under the Revolving Loan at September 30, 2010.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the trade financing agreements as described in Note 3), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should the Company fall below the minimum average daily excess cash availability requirement for ten consecutive business days, the Company becomes subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility

At September 30, 2010, the outstanding principal balance of the Company’s senior secured term loan facility (“Term Loan”) was $2,172.5 million. The Term Loan matures on October 10, 2014. Borrowings under the Term Loan bear interest at either (a) the ABR plus a rate spread; or (b) LIBOR plus a rate spread. The applicable rate spread varies (2.50% to 3.00% for ABR borrowings and 3.50% to 4.00% for LIBOR borrowings) based on the Company’s senior secured leverage ratio, as defined in the amended agreement evidencing the Term Loan.

The effective weighted-average interest rate, without giving effect to the interest rate swap agreements (see Note 6) on Term Loan principal amounts outstanding at September 30, 2010 was 4.32% per annum, with an effective weighted-average interest rate for the nine months ended September 30, 2010 of 4.22% per annum. The effective weighted-average interest rate, including the effect of the interest rate swap agreements, on Term Loan principal amounts outstanding at September 30, 2010 was 7.79% per annum, with an effective weighted-average interest rate for the nine months ended September 30, 2010 of 7.68% per annum.

The Company started making required quarterly principal payments on the Term Loan in the amount of $5.5 million, beginning September 2009, with the remainder due upon maturity. The Term Loan provides, in addition to such required repayment, for the mandatory prepayment of principal amounts under certain circumstances, including a prepayment in an amount equal to 50% of the Company’s excess cash flow (as defined in the governing agreement) for the year then ended. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. Any such payments are applied against the remaining scheduled principal payment installments. The Company had no prepayment obligation based on excess cash flows for the year ended December 31, 2009.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 3), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under trade financing agreements and capital leases) less cash and cash equivalents, to trailing twelve months Adjusted EBITDA. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended September 30, 2010 was required, per the amendment to the Term Loan effective November 4, 2009, to be at or below 7.75. For the four quarters ended September 30, 2010, the senior secured leverage ratio was 4.1.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations. With the interest rate swap agreements currently in effect as described in Note 6 and the interest rate cap agreements as described in Note 6, the Company expects to be in compliance with this requirement through January 14, 2013.

Senior Extended Loans/Notes (“Senior Debt”) and Senior Subordinated Extended Loans/Notes (“Senior Subordinated Debt”)

At September 30, 2010, the outstanding principal balance of the Company’s Senior Debt was $1,207.0 million, including $2.3 million principal amount of extended loans and $1,204.7 million principal amount of senior fixed rate notes (see Initial Notes below). The Senior Debt has a maturity date of October 12, 2015. The Company is required to pay cash interest on $890.0 million outstanding principal of the Senior Debt and can elect to pay cash or PIK Interest (as defined below) on the remaining $317.0 million of the outstanding principal amount (the “PIK Election Debt”). For PIK Election Debt, the Company may elect for the interest period from April 15, 2011 through October 14, 2011 to either (i) pay the interest on amounts outstanding in cash, (ii) defer interest payments and add to the principal balance so that the interest is paid, together with the principal, at maturity (“PIK Interest”), or (iii) pay 50% of the interest in cash and 50% as PIK Interest. Elections are due not less than 30 days prior to the start of the interest period and the method of payment for the prior period will apply if no election is filed.

The Company made a PIK election with respect to these loans for the interest period from October 15, 2009 through April 14, 2010. The principal amount on the PIK Election Debt increased by approximately $17.0 million on April 15, 2010 as a result of this election.

The Company made elections to pay interest in cash on all PIK Election Debt outstanding during the interest periods from April 15, 2010 through October 14, 2010 and from October 15, 2010 through April 14, 2011.

At September 30, 2010, the outstanding principal balance of the Company’s Senior Subordinated Debt was $721.5 million, including $225.0 million principal amount of extended loans and $496.5 million principal amount of senior subordinated fixed rate notes. The Senior Subordinated Debt has a maturity date of October 12, 2017. On March 10, 2010, one of the Company’s wholly owned subsidiaries purchased $28.5 million of principal amount of extended loans of the outstanding Senior Subordinated Debt for a purchase price of $18.6 million. Since this transaction involved two members of the same consolidated group, the Company’s consolidated financial statements reflect the accounting for the transaction as if CDW LLC had acquired its own debt. As such, for purposes of financial reporting in the Company’s consolidated financial statements, this debt is accounted for as if extinguished, and the Company recorded a gain of $9.2 million on the extinguishment in the consolidated statement of operations in the first quarter of 2010. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The Company also recorded an adjustment of $0.7 million to interest expense to reduce the long-term accrued interest liability, representing the difference between interest expense previously recognized on the extinguished debt under the effective interest method and actual interest paid. In May 2010, the $28.5 million in principal amount of extended loans that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

From July 1, 2010 through July 9, 2010, the $890.0 million outstanding principal amount of Senior Debt on which the Company is required to pay cash interest bore interest at an interest rate of 10.91313% per annum; the $317.0 million of the outstanding principal amount of PIK Election Debt bore interest at an interest rate of 11.28813% per annum; and the $721.5 million outstanding principal of Senior Subordinated Debt bore interest at an interest rate of 12.28813% per annum. Effective July 10, 2010, the $890.0 million outstanding principal amount of Senior Debt on which the Company is required to pay cash interest began to bear interest at an interest rate of 11.0% per annum; the $317.0 million of the outstanding principal amount of PIK Election Debt began to bear interest at an interest rate of 11.5% per annum, plus the PIK margin of 75 basis points applicable during interest periods in which an election to pay PIK interest is made; and the $721.5 million outstanding principal of Senior Subordinated Debt began to bear interest at an interest rate of 12.535% per annum.

CDW LLC is the borrower under the senior extended loans and senior subordinated extended loans. Obligations under the senior extended loans and senior subordinated extended loans are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries that is a guarantor under the Company’s senior credit facilities. CDW LLC and CDW Finance Corporation are the co-issuers of the senior fixed rate notes and senior subordinated fixed rate notes. Obligations under the senior fixed rate notes and senior subordinated fixed rate notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries that is a guarantor under the senior credit facilities. The Senior Debt and Senior Subordinated Debt contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Debt and Senior Subordinated Debt do not contain any financial covenants.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Initial Notes

As of September 30, 2010, the Company has received requests for and issued $887.7 million principal amount of outstanding senior fixed rate notes, $317.0 million principal amount of outstanding senior fixed rate PIK notes and $496.5 million principal amount of outstanding senior subordinated fixed rate notes. As of September 30, 2010, the Company had no outstanding increasing rate notes.

As of October 15, 2010, all of the Company’s senior extended loans and senior subordinated extended loans had been converted to senior fixed rate notes and senior subordinated fixed rate notes, respectively.

Under the Senior Registration Rights Agreement and the Senior Subordinated Registration Rights Agreement, each dated as of October 10, 2008, the Company was obligated to file a registration statement with the SEC within 180 days of the issuance of the Initial Notes, registering the offer to exchange the Initial Notes for freely tradable Exchange Notes having substantially equivalent terms. On October 25, 2010, this registration statement was declared effective by the SEC. The exchange offer to all holders of Initial Notes has commenced and will remain effective for 20 business days or until November 24, 2010, unless the Company decides to extend the expiration date. The Company is not required and does not intend to conduct any other registered exchange offers for the Initial Notes, so holders who do not participate in the exchange offer will not generally be entitled to any further registration rights, and therefore will not be permitted to transfer their Initial Notes absent an available exemption from registration under the securities laws.

6.	Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its floating-rate debt. In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company has entered into interest rate derivative agreements to hedge a portion of the cash flows associated with the Term Loan.

Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate fluctuations. To accomplish these objectives, the Company primarily uses interest rate caps and swaps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of floating-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. Interest rate swaps involve the receipt of floating-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Interest Rate Cap Agreements

In April 2010, the Company entered into four forward-starting interest rate cap agreements with a combined $1,100.0 million notional amount. Under these agreements, the Company made premium payments totaling $5.9 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The cap agreements are effective from January 14, 2011 through January 14, 2013.

These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Instead, the interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet each period, with changes in fair value recorded directly to interest expense, net on the Company’s consolidated statements of operations.

Interest Rate Swap Agreements

As of September 30, 2010, the Company had two outstanding interest rate swap agreements with a combined $2,000.0 million notional amount.

On October 24, 2007, the Company entered into an interest rate swap agreement with a total notional value of $1,500.0 million to hedge a portion of the cash flows associated with the Term Loan. Under the terms of this interest rate swap agreement, a quarterly net settlement was made for the difference between the fixed rate of 4.37% per annum and the variable rate based upon the three-month LIBOR on the notional amount of the interest rate swap. On April 28, 2009, the Company and its counterparty amended this interest rate swap agreement to reduce the fixed-rate the Company pays on the notional amount to 4.155% per annum from 4.37% per annum and change the floating-rate reference on payments it receives to one-month LIBOR from three-month LIBOR. These changes were effective as of July 14, 2009. The Company elected to change the interest rate index on the corresponding portion of the Term Loan to one-month LIBOR effective July 14, 2009. The termination date of January 14, 2011 for the amended interest rate swap agreement remains unchanged.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

On November 27, 2007, the Company entered into a second interest rate swap agreement to hedge the then remaining cash flows associated with the Term Loan. The notional value of this agreement was $700.0 million from November 27, 2007 to January 13, 2010 and was reduced to $500.0 million from January 14, 2010 to January 14, 2011. Under the terms of this interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 3.9125% per annum and the variable rate based on the one-month LIBOR on the notional amount of the interest rate swap. This interest rate swap agreement has a termination date of January 14, 2011.

Both interest rate swaps are designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Therefore, the effective portion of the changes in fair value of the interest rate swaps is initially recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the Company’s consolidated balance sheets and is subsequently reclassified into interest expense, net on the Company’s consolidated statements of operations in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As a result of the amendment to the $1,500.0 million interest rate swap agreement described above, the Company prospectively discontinued the hedge accounting on the original interest rate swap agreement. Simultaneously, the Company designated the amended interest rate swap agreement into a new cash flow hedging relationship. The Company continues to report the net loss related to the discontinued cash flow hedge in AOCI, which is being reclassified into earnings during the remaining contractual term of the agreement on a straight-line basis. The amount of the loss reclassified into earnings during the three and nine months ended September 30, 2010 was $9.4 million and $28.0 million, respectively.

Due to the off-market nature of the re-designated interest rate swap at the date of designation, the Company experienced greater volatility in interest expense due to ineffectiveness that was recognized directly in earnings during the nine months ended September 30, 2010. The Company could continue to experience volatility in interest expense in future periods.

The Company utilizes the Hypothetical Derivative Method to measure hedge ineffectiveness each period. This method compares the cumulative change in fair value of the actual swap to the cumulative change in fair value of a hypothetical swap which has a fair value of zero at designation and has terms that identically match the critical terms of the hedged transaction. Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows. Ineffectiveness occurs when the cumulative change in fair value of the actual swap exceeds the cumulative change in fair value of the hypothetical swap. During the Company’s measurement of hedge ineffectiveness for the first nine months of 2010, the Company identified that the cumulative change in fair value of the actual swap exceeded the cumulative change in fair value of the hypothetical swap for the first time since designation of the amended interest rate swap agreement into a new cash flow hedging relationship. As a result, the Company recognized non-cash gains due to hedge ineffectiveness for the cumulative change in fair value of the swap from the date of designation through September 30, 2010. The amount of non-cash gains recognized into earnings during the three and nine months ended September 30, 2010 was $9.5 million and $54.1 million, respectively.

The fair values of the interest rate cap and swap agreements are estimated as described in Note 7 and reflected as assets or liabilities in the balance sheet. At September 30, 2010 and December 31, 2009, the fair value carrying amount of the Company’s interest rate derivatives was recorded as follows:

(in millions)		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments
Interest rate cap agreements	Fair value of interest rate cap agreements	$0.6	$—	$—	$—
Derivatives designated as hedging instruments
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$22.0	$70.6

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2010 and 2009 was as follows:

(in millions)
Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income
		2010	2009

Interest rate cap agreements	Interest expense, net	$(1.8)	$—

Total		$(1.8)	$—

(in millions)
Derivatives designated as hedging instruments	Amount of Loss Recognized in OCI (Effective Portion)		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Interest rate swap agreements	$(2.3)	$(6.9)	Interest expense, net	$(19.2)	$(20.5)	Interest expense, net	$(0.1)	$(9.9)

Total	$(2.3)	$(6.9)		$(19.2)	$(20.5)		$(0.1)	$(9.9)

The effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2010 and 2009 was as follows:

(in millions)
Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income
		2010	2009

Interest rate cap agreements	Interest expense, net	$(5.3)	$—

Total		$(5.3)	$—

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

(in millions)
Derivatives designated as hedging instruments	Amount of Loss Recognized in OCI (Effective Portion)			Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2010		2009		2010		2009		2010		2009
Interest rate swap agreements	$(35.3	)(1)	$(24.8)	Interest expense, net	$(57.9	)(2)	$(52.9)	Interest expense, net	$25.8	(3)	$(19.2)

Total	$(35.3)		$(24.8)		$(57.9)		$(52.9)		$25.8		$(19.2)

(1)

The Company recorded changes in unrealized losses of $35.3 million in AOCI. A net amount of $31.8 was reflected in the consolidated statement of shareholders’ deficit, primarily due to a deferred tax adjustment of $3.7 million applied to a portion of this amount.

(2)	The Company reclassified realized losses of $57.9 million from AOCI to net loss, or $35.4 million net of tax as reflected in the consolidated statement of shareholders’ deficit.
(3)

The Company recorded a net, non-cash gain of $25.8 million in earnings, primarily comprised of the $54.1 million gain representing the cumulative change in the fair value of the amended swap, partially offset by the $28.0 million of loss reclassified to earnings related to the discontinued swap.

Amounts reported in AOCI related to the Company’s interest rate swap agreements will be reclassified to interest expense as interest payments are made on the Company’s floating-rate debt. As of September 30, 2010, the Company estimates that it will reclassify $21.8 million of deferred losses from AOCI to interest expense through maturity of the swaps in January 2011.

Credit-risk-related Contingent Features

Each of the two interest rate swap agreements provides that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default under the agreement evidencing the indebtedness.

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $25.9 million. If the Company had breached the agreements described above at September 30, 2010, it could have been required to settle its obligations under the agreements at their termination value of $25.9 million.

The interest rate swap agreements are considered secured obligations under the Revolving Loan agreement and are secured by the assets that serve as collateral for the Revolving Loan (see Note 5).

7.	Fair Value Measurements

Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established for valuation inputs to prioritize the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based on unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Financial assets and liabilities carried at fair value as of September 30, 2010 were as follows:

(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$—	$0.6	$—	$0.6

Liabilities:
Interest rate swap agreements	$—	$22.0	$—	$22.0

The fair value of the Company’s interest rate caps, as described in Note 6, is classified as Level 2 in the hierarchy. The valuation of the cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. This analysis reflects the contractual terms of the cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.

The fair value of the Company’s interest rate swaps, as described in Note 6, is classified as Level 2 in the hierarchy. The valuation of the swap agreements is derived by using a discounted cash flow analysis on the expected cash flows of each swap. This analysis reflects the contractual terms of the swap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves. The Company also incorporates credit valuation adjustments to adjust for non-performance risk for both the Company and counterparty in fair value measurements. To reflect the two-way risk exposure, the counterparty’s credit spread is applied to the Company’s exposure to the counterparty, and the Company’s own credit spread is applied to the counterparty’s exposure to the Company, and the net credit valuation adjustment is reflected in the Company’s swap agreement valuations. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider. The inputs utilized for the Company’s own credit spread are based on unobservable estimates. In adjusting the fair value of the Company’s swap agreements for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company believes that the observable inputs utilized in the valuation are more significant than the unobservable inputs, and as such, the Company has categorized the value of its swap agreements as Level 2 in the hierarchy.

Goodwill is measured at fair value on a non-recurring basis. The Company performed an interim evaluation of goodwill as of June 1, 2009. As a result, the Company adjusted goodwill to its implied fair value of $2,206.3 million by recording an impairment charge of $235.0 million. The fair value of goodwill as of June 1, 2009 was as follows:

(in millions)
	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$2,206.3	$2,206.3

See Note 4 for more information on the Company’s goodwill impairment evaluation.

8.	Income Taxes

As of September 30, 2010 and December 31, 2009, the Company had $9.7 million and $11.3 million, respectively, of tax items that had not been recognized for financial reporting purposes (“unrecognized tax benefits”).

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In general, the Company is no longer subject to examination by the IRS for tax years prior to 2008. In addition, the Company is generally no longer subject to state and local or foreign income tax examinations by tax authorities for tax years prior to 2005. Various state tax authorities are in the process of auditing state income tax returns of various subsidiaries. The Company does not anticipate that any adjustments from the state audits would have a material impact on the Company’s consolidated financial position or results of operations.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

9.	Equity-Based Compensation

Class B Common Units

In the first quarter of 2010, CDW Holdings LLC’s Board of Managers made certain changes to the CDW Holdings Limited Liability Company Agreement (“LLC Agreement”). The restated LLC Agreement was revised largely to eliminate the capital preference on the Class A Common Units (“A Units”) in connection with the reduction of the participation threshold for certain outstanding Class B Common Units (“B Units”) to $0.01 from $1,000. The modification of outstanding B Units was effective March 10, 2010. Under the revised B Unit agreement, the units vest daily on a pro rata basis commencing January 1, 2010 and continuing through December 31, 2014. As part of the modification, vesting was reset on those units that previously had vested, subjecting them to a new five-year vesting period. There were 140,428 B Units modified that were held by 101 coworkers. The total incremental compensation cost resulting from the modification of $8.4 million, or $60.00 per unit, will be amortized over the new vesting period. The $60.00 per unit modification cost was determined as a difference in value of the modified B Units and the value of the B Units immediately prior to the modification. The Company is adopting a bifurcated method of accounting for the modification whereby the compensation cost associated with the original grant of the modified units will continue to be expensed over the original vesting period.

In addition, the Company granted an additional 47,475 B Units to several members of senior management effective March 10, 2010. The B Units that were granted vest daily on a pro rata basis over five years starting January 1, 2010.

In connection with the modification, the Company updated the valuation of B Units. The fair value on the modification date was calculated using the Option-Pricing Method. This method considers A Units and B Units as call options on the total shareholders’ equity value, giving consideration to liquidation preference and conversion of the preferred units. Such A Units and B Units are modeled as call options that give their owners the right, but not the obligation, to buy the underlying shareholders’ equity value at a predetermined (or exercise) price. B Units are considered to be call options with a claim on shareholders’ equity value at an exercise price equal to the remaining value immediately after the A Units are liquidated. The Option-Pricing Method is highly sensitive to key assumptions, such as the volatility assumption. As such, the use of this method can be applied when the range of possible future outcomes is difficult to predict. This model was adopted because the Monte Carlo stock price model that was previously used was not effective and no longer appropriate given the modifications made to the A and B Units and the Company’s capital structure.

The following table summarizes the assumptions and resulting fair value of the B Units granted and modified during the nine months ended September 30, 2010:

Assumptions	Pre-Modification B Units	Post Modification B Units and New Grants

Modification/Grant Date Fair Value	$60.00 (1)	$120.00
Volatility	98.8%	98.8%
Risk-Free Rate	2.39%	2.39%
Dividend Yield	$0.00	$0.00

(1)	The value of the units immediately prior to the modification.

The Company calculated the expected future volatility based upon the average five-year volatility and the implied volatility for the Company’s selected peer group.

The risk-free interest rate of return used is based on the yield of a five-year Treasury constant maturity note as of March 31, 2010. The Company does not currently pay a dividend nor anticipates paying a dividend in the future; therefore, the dividend yield is 0.00%.

In the third quarter of 2010, the Company recognized a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK II Plan. As a result, the Company recognized income for equity-based compensation of $1.0 million for the three months ended September 30, 2010 compared to expense of $3.9 million for the three months ended September 30, 2009. The Company recognized $7.4 million and $12.1 million in equity-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The following table sets forth the summary of equity plan activity for the nine months ended September 30, 2010:

Equity Awards	Class B Common Units(1)	MPK Plan Units(1) (2)
Outstanding at January 1, 2010	146,841	80,367

Granted	47,475	—
Forfeited	(6,744)	(4,397	)(3)
Repurchased/Settled	(1,399)	(281	)(4)

Outstanding at September 30, 2010	186,173	75,689

Vested at September 30, 2010	28,144	393	(5)

(1)

The weighted-average grant date fair market value for B Units granted during the nine months ended September 30, 2010 is $120.00. There were no grants made during the three months ended September 30, 2010. The weighted-average grant date fair market value for outstanding B Units inclusive of the $60.00 per unit impact of the March 2010 modification is $296.12. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants accounts.
(3)

The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of September 30, 2010, the Company owes a contribution for 1,077 units.

(4)	Represents B Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of A Units in exchange for the vested MPK Plan Units.
(5)	Represents units that have vested but not yet converted to A Units.

As of September 30, 2010, the Company estimated there was $59.2 million of total unrecognized compensation cost related to nonvested equity-based compensation awards granted under the equity plans. That anticipated cost is expected to be recognized over the weighted-average period of 5.2 years.

10.	Deferred Compensation Plan

On March 10, 2010, in connection with the Company’s purchase of $28.5 million of the principal amount of its outstanding senior subordinated extended loans as described in Note 5, the Company established the Restricted Debt Unit Plan (the “Plan”), an unfunded nonqualified deferred compensation plan. Participants in the Plan were granted Restricted Debt Units (“RDUs”) that entitle the participant to a proportionate share of payments under the Plan, determined by dividing the number of RDUs held by the participant by the total number of RDUs outstanding. The total number of RDUs that can be granted under the Plan is 28,500. As of September 30, 2010, 24,695 RDUs had been granted to participants.

RDUs that are outstanding as of September 30, 2010 vest daily on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014. Vesting ceases upon separation from service except in certain conditions as set forth in the Plan. All outstanding RDUs become vested immediately prior to a sale of the Company. Upon completion of the vesting period, December 31, 2014, or earlier in the case of a sale of the Company, any unallocated RDUs will be allocated to participants on a pro rata basis according to each participant’s total RDUs.

The total amount of compensation available to be paid under the Plan is based on two components, a principal component and an interest component. The principal component credits the Plan with an amount equal to the $28.5 million face value of the Company’s senior subordinated extended loans. Payment of the principal component of the Plan will be made on October 12, 2017, unless accelerated due to a sale of the Company. By December 31, 2014, amounts accrued under the Plan are expected to equal the present value of future principal payments, plus any unpaid accrued interest thereon. The interest component credits the Plan with amounts equal to the interest expense on $28.5 million principal of the senior subordinated extended loans from March 11, 2010 through October 12, 2017. Payment of the interest component for the period from March 11, 2010 through December 31, 2011 will be made in January 2012. The interest component for periods starting on January 1, 2012 and thereafter will be paid semiannually on April 15 and October 15. Payments under the Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Compensation expense of $2.0 million and $5.1 million related to the Plan was recognized in the three and nine months ended September 30, 2010. As of September 30, 2010, total unrecognized compensation expense of approximately $36.2 million related to the Plan is expected to be recognized over the next 4.25 years.

11.	Sale of Assets

On March 31, 2009, the Company sold its Informacast software and equipment to Singlewire Software, LLC (“Singlewire”), a newly formed entity that includes as its owners former CDW senior management. The sale price was $7.1 million, composed of a cash sale price of $5.2 million and an equity interest in Singlewire valued at $1.9 million. The equity interest constituted 25% of the equity units outstanding at the time of the transaction. The investment in Singlewire is accounted for under the equity method of accounting for investments, whereby the carrying amount of the investment is increased to reflect the Company’s share of income and reduced to reflect the Company’s share of losses or the dividends received by the Company.

The Company recorded a non-operating pre-tax gain on the sale of $2.1 million in its consolidated statement of operations in the first quarter of 2009. In recording the transaction, the Company removed from its consolidated balance sheet as of March 31, 2009, goodwill attributable to the Informacast business ($3.9 million) and the net book value of the Informacast software intangible asset ($1.3 million).

12.	Contingencies

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business, including various pending litigation matters. The Company is also subject to audit by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. In addition, from time to time, customers of the Company file voluntary petitions for reorganization or liquidation under the United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.

The Company does not believe that any current audit or pending or threatened litigation will have a material adverse effect on its financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect the Company’s consolidated results of operations for a particular period.

The investment banks that were initial parties to the Company’s amended and restated senior bridge loan agreement and amended and restated senior subordinated bridge loan agreement requested, in a letter to the Company dated April 18, 2008, that the Company issue long-term debt securities to refinance the bridge loans the Company issued under those agreements. The letter further requested that if the Company did not issue these long-term debt securities, additional interest accrue under those agreements at the same rates that would have been applicable to the long-term debt securities had they been issued on that date. If the banks were to pursue these claims, the Company believes that the maximum amount at issue would be approximately $80.6 million. The Company does not believe that it was required to issue any long-term debt securities in 2008 and therefore does not believe that it owes any additional interest. Accordingly, the Company did not accrue any amount in respect thereof as of September 30, 2010.

13.	Segment Information

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized consistent with which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: Corporate, which is primarily comprised of business customers, and Public, which is comprised of government entities and education and healthcare institutions. The Company also has two operating segments, Canada and the CDW Advanced Services business, that do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.”

The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution, and fulfillment services to support both the Corporate and Public segments, and costs and intercompany charges associated with the logistics function are fully allocated to both of these segments based on a percent of sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal, and coworker services. Headquarters’ function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below.

The accounting policies of the segments are the same as those described in Note 1. The Company allocates resources to and evaluates performance of its segments based on both net sales and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA, which is a measure defined in the Company’s credit agreements, means EBITDA adjusted for certain items which are described in the reconciliation table below. Management evaluates the performance of each segment on the basis of Adjusted EBITDA as the primary metric for measuring segment profitability. Management believes that EBITDA and Adjusted EBITDA, both non-GAAP financial measures, represent useful measures for evaluating the Company’s performance because they reflect earnings trends without the impact of certain items, such as non-cash expenses or income.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Analysts, investors, and rating agencies frequently use EBITDA for performance measurement purposes, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

The following table presents information about the Company’s segments for the three and nine months ended September 30, 2010 and 2009:

(in millions)	Corporate	Public	Other	Headquarters	Total

Three Months Ended September 30, 2010:
Net sales	$1,224.7	$1,051.7	$98.0	$—	$2,374.4
Income (loss) from operations	63.4	63.2	2.8	(24.8)	104.6
Adjusted EBITDA	92.2	77.5	4.9	(11.0)	163.6
Amortization expense	(23.5)	(10.8)	(0.8)	(7.8)	(42.9)

Three Months Ended September 30, 2009:
Net sales	$936.1	$948.3	$79.0	$—	$1,963.4
Income (loss) from operations	36.3	57.3	1.3	(24.6)	70.3
Adjusted EBITDA	67.6	73.2	3.9	(9.9)	134.8
Amortization expense	(23.5)	(10.9)	(0.7)	(8.0)	(43.1)

Nine Months Ended September 30, 2010:
Net sales	$3,534.8	$2,702.9	$294.1	$—	$6,531.8
Income (loss) from operations	188.8	152.4	9.8	(79.5)	271.5
Adjusted EBITDA	280.1	197.2	17.0	(38.3)	456.0
Amortization expense	(70.4)	(32.6)	(2.3)	(23.0)	(128.3)

Nine Months Ended September 30, 2009:
Net sales	$2,731.5	$2,245.4	$221.2	$—	$5,198.1
(Loss) income from operations	(101.1)	111.5	(24.2)	(69.9)	(83.7)
Adjusted EBITDA	200.8	158.6	11.1	(25.8)	344.7
Amortization expense	(70.4)	(32.6)	(2.3)	(23.9)	(129.2)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The following table presents a reconciliation of total Adjusted EBITDA to total loss before income taxes for the three and nine months ended September 30, 2010 and 2009:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted EBITDA	$163.6	$134.8	$456.0	$344.7
Adjustments to reconcile Adjusted EBITDA to loss before income taxes:
Depreciation and amortization	(53.3)	(55.2)	(158.5)	(165.1)
Interest expense, net	(105.1)	(108.3)	(288.7)	(317.4)
Goodwill impairment	—	—	—	(235.0)
Non-cash equity-based compensation	1.0	(3.9)	(7.4)	(12.1)
Sponsor fee	(1.3)	(1.3)	(3.8)	(3.8)
Consulting and debt-related professional fees	(2.8)	(3.8)	(8.4)	(10.4)
Gain on extinguishment of long-term debt	—	—	9.2	—
Other adjustments (1)	(2.4)	0.1	(6.1)	0.7

Loss before income taxes	$(0.3)	$(37.6)	$(7.7)	$(398.4)

(1)	Other adjustments include certain severance and retention costs, equity investment gains and losses and the gain related to the sale of Informacast software and equipment, as described in Note 11.

14.	Supplemental Guarantor Information

The Initial Notes and Exchange Notes, as described in Note 5, are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are full and unconditional, and joint and several. CDW LLC’s Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are wholly owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by CDW LLC.

The following tables set forth condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, consolidating statements of operations for the three and nine months ended September 30, 2010 and 2009, and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Condensed Consolidating Balance Sheet

(in millions)	September 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$61.2	$0.7	$14.8	$—	$(9.7)	$67.0
Accounts receivable, net	—	—	1,087.7	32.1	—	—	1,119.8
Merchandise inventory	—	—	302.1	2.8	—	—	304.9
Miscellaneous receivables	—	31.1	111.4	3.0	—	—	145.5
Deferred income taxes	—	16.6	6.6	—	—	—	23.2
Prepaid expenses and other	—	10.2	39.0	—	—	—	49.2

Total current assets	—	119.1	1,547.5	52.7	—	(9.7)	1,709.6

Property and equipment, net	—	66.2	79.7	1.8	—	—	147.7
Goodwill	—	749.4	1,428.4	30.3	—	—	2,208.1
Other intangible assets, net	—	384.1	1,435.3	10.2	—	—	1,829.6
Other assets	6.6	77.8	2.0	0.2	—	(6.7)	79.9
Investment in and advances to subsidiaries	(43.7)	3,263.0	—	—	—	(3,219.3)	—

Total assets	$(37.1)	$4,659.6	$4,492.9	$95.2	$—	$(3,235.7)	$5,974.9

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$—	$10.9	$574.5	$11.3	$—	$(9.7)	$587.0
Current maturities of long-term debt and capital leases	—	22.5	0.1	—	—	—	22.6
Fair value of interest rate swap agreements	—	22.0	—	—	—	—	22.0
Deferred revenue	—	—	37.7	—	—	—	37.7
Accrued expenses	—	208.8	122.0	6.2	—	—	337.0

Total current liabilities	—	264.2	734.3	17.5	—	(9.7)	1,006.3

Long-term liabilities:
Debt and capital leases	—	4,270.5	—	—	—	—	4,270.5
Deferred income taxes	—	92.1	564.0	2.9	—	(6.6)	652.4
Fair value of interest rate swap agreements	—	—	—	—	—	—	—
Accrued interest	—	34.2	—	—	—	—	34.2
Other liabilities	—	42.3	4.8	1.6	—	(0.1)	48.6

Total long-term liabilities	—	4,439.1	568.8	4.5	—	(6.7)	5,005.7

Total shareholders’ (deficit) equity	(37.1)	(43.7)	3,189.8	73.2	—	(3,219.3)	(37.1)

Total liabilities and shareholders (deficit) equity	$(37.1)	$4,659.6	$4,492.9	$95.2	$—	$(3,235.7)	$5,974.9

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Condensed Consolidating Balance Sheet

(in millions)	December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer(a)	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$87.6	$0.5	$7.0		$(7.1)	$88.0
Accounts receivable, net	—	—	977.7	29.0		—	1,006.7
Merchandise inventory	—	—	256.0	1.8		—	257.8
Miscellaneous receivables	—	34.4	89.7	3.7		—	127.8
Deferred income taxes	—	33.4	6.6	—		—	40.0
Prepaid expenses and other	—	10.1	27.3	0.1		—	37.5

Total current assets	—	165.5	1,357.8	41.6		(7.1)	1,557.8

Property and equipment, net	—	77.0	86.6	2.2		—	165.8
Goodwill	—	749.4	1,428.4	29.6		—	2,207.4
Other intangible assets, net	—	400.8	1,539.8	10.8		—	1,951.4
Other assets	7.0	91.8	3.4	—		(8.6)	93.6
Investment in and advances to subsidiaries	(51.7)	3,459.8	—	—		(3,408.1)	—

Total assets	$(44.7)	$4,944.3	$4,416.0	$84.2		$(3,423.8)	$5,976.0

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$—	$12.5	$281.0	$5.9		$(7.1)	$292.3
Current maturities of long-term debt and capital leases	—	22.5	0.1	—		—	22.6
Fair value of interest rate swap agreements	—	68.7	—	—		—	68.7
Deferred revenue	—	—	28.9	—		—	28.9
Accrued expenses	—	109.8	107.2	5.0		—	222.0

Total current liabilities	—	213.5	417.2	10.9		(7.1)	634.5

Long-term liabilities:
Debt and capital leases	—	4,599.2	0.1	—		—	4,599.3
Deferred income taxes	—	97.7	601.1	2.9		(7.0)	694.7
Fair value of interest rate swap agreements	—	1.9	—	—		—	1.9
Accrued interest	—	45.6	—	—		—	45.6
Other liabilities	—	38.1	5.1	3.1		(1.6)	44.7

Total long-term liabilities	—	4,782.5	606.3	6.0		(8.6)	5,386.2

Total shareholders’ (deficit) equity	(44.7)	(51.7)	3,392.5	67.3		(3,408.1)	(44.7)

Total liabilities and shareholders’ (deficit) equity	$(44.7)	$4,944.3	$4,416.0	$84.2		$(3,423.8)	$5,976.0

(a)	Not applicable as of December 31, 2009. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Consolidating Statement of Operations

(in millions)	Three Months Ended September 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$2,303.8	$70.6	$—	$—	$2,374.4
Cost of sales	—	—	1,944.5	61.5	—	—	2,006.0

Gross profit	—	—	359.3	9.1	—	—	368.4
Selling and administrative expenses	—	24.8	205.4	5.6	—	—	235.8
Advertising expense	—	—	27.5	0.5	—	—	28.0

(Loss) income from operations	—	(24.8)	126.4	3.0	—	—	104.6

Interest expense, net	—	(105.1)	—	—	—	—	(105.1)
Other income, net	—	—	0.2	—	—	—	0.2

(Loss) income before income taxes	—	(129.9)	126.6	3.0	—	—	(0.3)

Income tax benefit (expense)	—	38.3	(37.6)	(0.7)	—	—	—

(Loss) income before equity in (loss) earnings of subsidiaries	—	(91.6)	89.0	2.3	—	—	(0.3)

Equity in (loss) earnings of subsidiaries	(0.3)	91.3	—	—	—	(91.0)	—

Net (loss) income	$(0.3)	$(0.3)	$89.0	$2.3	$—	$(91.0)	$(0.3)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Consolidating Statement of Operations

(in millions)	Three Months Ended September 30, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer(a)	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$1,909.5	$53.9		$—	$1,963.4
Cost of sales	—	—	1,614.7	47.4		—	1,662.1

Gross profit	—	—	294.8	6.5		—	301.3

Selling and administrative expenses	—	24.6	174.4	4.4		—	203.4
Advertising expense	—	—	27.2	0.4		—	27.6

(Loss) income from operations	—	(24.6)	93.2	1.7		—	70.3

Interest expense, net	—	(108.3)	—	—		—	(108.3)
Other income, net	—	—	0.2	0.2		—	0.4

(Loss) income before income taxes	—	(132.9)	93.4	1.9		—	(37.6)

Income tax benefit (expense)	—	50.7	(37.4)	(0.7)		—	12.6

(Loss) income before equity in (loss) earnings of subsidiaries	—	(82.2)	56.0	1.2		—	(25.0)

Equity in (loss) earnings of subsidiaries	(25.0)	57.2	—	—		(32.2)	—

Net (loss) income	$(25.0)	$(25.0)	$56.0	$1.2		$(32.2)	$(25.0)

(a)	Not applicable for the three months ended September 30, 2009. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Consolidating Statement of Operations

(in millions)	Nine Months Ended September 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$6,318.7	$213.1	$—	$—	$6,531.8
Cost of sales	—	—	5,311.2	186.5	—	—	5,497.7

Gross profit	—	—	1,007.5	26.6	—	—	1,034.1

Selling and administrative expenses	—	79.5	593.8	16.4	—	—	689.7
Advertising expense	—	—	71.2	1.7	—	—	72.9

(Loss) income from operations	—	(79.5)	342.5	8.5	—	—	271.5

Interest (expense) income, net	—	(289.4)	0.7	—	—	—	(288.7)
(Loss) gain on extinguishment of long-term debt	—	(0.7)	9.9	—	—	—	9.2
Other income (expense), net	—	8.8	(8.4)	(0.1)	—	—	0.3

(Loss) income before income taxes	—	(360.8)	344.7	8.4	—	—	(7.7)

Income tax benefit (expense)	—	120.6	(115.6)	(2.4)	—	—	2.6

(Loss) income before equity in (loss) earnings of subsidiaries	—	(240.2)	229.1	6.0	—	—	(5.1)

Equity in (loss) earnings of subsidiaries	(5.1)	235.1	—	—	—	(230.0)	—

Net (loss) income	$(5.1)	$(5.1)	$229.1	$6.0	$—	$(230.0)	$(5.1)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Consolidating Statement of Operations

(in millions)	Nine Months Ended September 30, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$5,049.6	$148.5		$—	$5,198.1
Cost of sales	—	—	4,237.7	130.1		—	4,367.8

Gross profit	—	—	811.9	18.4		—	830.3

Selling and administrative expenses	—	69.9	517.1	12.4		—	599.4
Advertising expense	—	—	78.3	1.3		—	79.6
Goodwill impairment	—	—	235.0	—		—	235.0

(Loss) income from operations	—	(69.9)	(18.5)	4.7		—	(83.7)

Interest (expense) income, net	—	(317.7)	0.3	—		—	(317.4)
Other income, net	—	—	2.3	0.4		—	2.7

(Loss) income before income taxes	—	(387.6)	(15.9)	5.1		—	(398.4)

Income tax benefit (expense)	1.2	147.8	(84.9)	(1.7)		—	62.4

Income (loss) before equity in (loss) earnings of subsidiaries	1.2	(239.8)	(100.8)	3.4		—	(336.0)

Equity in (loss) earnings of subsidiaries	(337.2)	(97.4)	—	—		434.6	—

Net (loss) income	$(336.0)	$(337.2)	$(100.8)	$3.4		$434.6	$(336.0)

(a)	Not applicable for the nine months ended September 30, 2009. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	Nine Months Ended September 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated

Net cash (used in) provided by operating activities	$—	$(75.6)	$466.6	$9.2	$—	$(2.6)	$397.6

Cash flows from investing activities:
Capital expenditures	—	(11.2)	(7.1)	—	—	—	(18.3)
Cash settlements on interest rate swap agreements	—	(58.7)	—	—	—	—	(58.7)
Premium payments on interest rate cap agreements	—	(5.9)	—	—	—	—	(5.9)

Net cash used in investing activities	—	(75.8)	(7.1)	—	—	—	(82.9)

Cash flows from financing activities:
Payments to extinguish long-term debt	—	—	(18.6)	—	—	—	(18.6)
Repayments of long-term debt	—	(16.5)	—	—	—	—	(16.5)
Proceeds from borrowings under revolving credit facility	—	400.8	—	—	—	—	400.8
Repayments of borrowings under revolving credit facility	—	(701.1)	—	—	—	—	(701.1)
Advances to/from affiliates	—	442.2	(440.7)	(1.5)	—	—	—
Other financing activities	—	(0.4)	—	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	125.0	(459.3)	(1.5)	—	—	(335.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	—	0.1

Net (decrease) increase in cash	—	(26.4)	0.2	7.8	—	(2.6)	(21.0)

Cash and cash equivalents – beginning of period	—	87.6	0.5	7.0	—	(7.1)	88.0

Cash and cash equivalents – end of period	$—	$61.2	$0.7	$14.8	$—	$(9.7)	$67.0

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	Nine Months Ended September 30, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$1.2	$(125.9)	$365.0	$1.6		$(7.7)	$234.2

Cash flows from investing activities:
Capital expenditures	—	(8.1)	(4.0)	—		—	(12.1)
Cash settlements on interest rate swap agreements	—	(50.9)	—	—		—	(50.9)
Purchases of held-to-maturity Securities	—	(20.0)	—	—		—	(20.0)
Proceeds from sale of assets	—	—	5.2	—		—	5.2

Net cash (used in) provided by investing activities	—	(79.0)	1.2	—		—	(77.8)

Cash flows from financing activities:
Repayments of long-term debt	—	(5.5)	—	—		—	(5.5)
Investment from CDW Holdings LLC	—	0.1	—	—		—	0.1
Advances to/from affiliates	(1.2)	366.9	(366.3)	0.6		—	—
Other financing activities	—	(0.4)	—	—		—	(0.4)

Net cash (used in) provided by financing activities	(1.2)	361.1	(366.3)	0.6		—	(5.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5		—	0.5

Net increase (decrease) in cash	—	156.2	(0.1)	2.7		(7.7)	151.1

Cash and cash equivalents – beginning of period	—	91.3	1.3	4.2		(2.4)	94.4

Cash and cash equivalents – end of period	$—	$247.5	$1.2	$6.9		$(10.1)	$245.5

(a)	Not applicable for the nine months ended September 30, 2009. The Co-Issuer was formed on August 6, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this report and with the audited consolidated financial statements for the year ended December 31, 2009, which were included in our Registration Statement on Form S-4 (333-169258) filed with the SEC and declared effective by the SEC on October 25, 2010. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.

Overview

We are a leading multi-brand technology solutions provider to business, government, education and healthcare customers in the United States and Canada. We provide comprehensive and integrated solutions for our customers’ technology needs through our extensive hardware, software and value-added service offerings. Our breadth of offerings allows our customers to streamline their procurement processes by partnering with us as a complete technology solutions provider. Our hardware offerings include products with leading brands across multiple categories such as network communications, notebooks/mobile devices, data storage, video monitors, printers, desktops, and servers, among others. Our software offerings include licensing, licensing management and software solutions and services that help our customers to optimize their software investments. We offer a full-suite of value-added services, which typically are delivered as part of a technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully-integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary services including installations, sales of warranties and managed services such as remote network and data center monitoring. We believe both software and service offerings will be important growth areas for us in the future.

We have two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. Our Corporate segment is divided into medium-large business, primarily serving customers having between 100 and 1,000 employees, and small business, primarily serving customers with up to 100 employees. We also have two operating segments, Canada and the CDW Advanced Services business, that do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” Our advanced services business consists primarily of customized engineering services delivered by CDW professional engineers and managed services, including hosting and data center services. Revenues from the sale of hardware, software, custom configuration and third party provided services are recorded within our Corporate and Public segments.

Our business is well-diversified across customers, product and service offerings and vendors from whom we purchase products for resale. We have aligned our sales and marketing functions around customer channels to retain and increase our sales to existing customers and to acquire new customers. We have an experienced and dedicated direct selling organization consisting of account managers who provide inside sales coverage, and field account executives who work within an assigned territory and interact with customers in person. Our direct selling organization is supported by a team of technology specialists who design solutions and provide recommendations in the selection and procurement processes. We purchase products for resale from original equipment manufacturers (OEMs) and distributors. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. We are authorized by OEMs to sell via direct marketing all or selected products offered by the manufacturer. We also operate as a reseller for major software publishers that allows the end-user customer to acquire packaged software or licensed products and services. Our authorization with each OEM or software publisher may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as volume rebates and cooperative advertising reimbursements.

We market the CDW brand on a national basis through a variety of public and community relations and corporate communications efforts, and through brand advertising that includes the use of print, broadcast, online, social and other media. We also market to current and prospective customers through integrated marketing programs that include print and online media, events and sponsorships. As a result of our relationships with our vendors, a substantial portion of our advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. Such programs are at the discretion of our vendors and are typically tied to sales or purchasing volumes or other commitments to be met by us within a specified period of time.

An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. During the recent economic downturn beginning in late 2008 and into 2009, we experienced significantly lower sales and gross profit as our customers generally reduced spending on information technology products and services. During 2010, we have experienced significant increases in sales, gross profit and operating income compared to 2009. While general economic conditions and our recent operating results have generally improved, competitive pricing pressures continue to have a negative effect on gross profit margins. Downturns in the global economy, declines in the availability of credit, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for 12.6% of our net sales in 2009. Further, our sales to state and local governments accounted for 5.1% of our net sales in 2009. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. See “Risk Factors” in our Registration Statement on Form S-4 (333-169258) filed with the SEC and declared effective by the SEC on October 25, 2010, for further discussion.

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable), debt levels including available credit and leverage ratios, sales per coworker, and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,374.4	100.0%	$1,963.4	100.0%
Cost of sales	2,006.0	84.5	1,662.1	84.7

Gross profit	368.4	15.5	301.3	15.3

Selling and administrative expenses	235.8	9.9	203.4	10.3
Advertising expense	28.0	1.2	27.6	1.4

Income from operations	104.6	4.4	70.3	3.6

Interest expense, net	(105.1)	(4.4)	(108.3)	(5.5)
Other income, net	0.2	—	0.4	—

Loss before income taxes	(0.3)	—	(37.6)	(1.9)

Income tax benefit	—	—	12.6	0.6

Net loss	$(0.3)	—%	$(25.0)	(1.3)%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year percentage change in net sales for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Percent Change (1)
Corporate	$1,224.7	51.6%	$936.1	47.7%	30.8%
Public	1,051.7	44.3	948.3	48.3	10.9
Other	98.0	4.1	79.0	4.0	24.1

Total net sales	$2,374.4	100.0%	$1,963.4	100.0%	20.9%

(1)	There were 64 selling days in both the three months ended September 30, 2010 and 2009.

The following table presents our net sales by customer channel for our Corporate and Public segments and the dollar and percentage change between periods in net sales for the three months ended September 30, 2010 and 2009:

(in millions)	Three Months Ended September 30,		Dollar Change	Percent Change
	2010	2009
Corporate:
Medium / Large	$973.7	$739.5	$234.2	31.7%
Small Business	251.0	196.6	54.4	27.6

Total Corporate	$1,224.7	$936.1	$288.6	30.8%

Public:
Government	$397.1	$415.6	$(18.5)	(4.5)%
Education	392.5	338.2	54.3	16.1
Healthcare	262.1	194.5	67.6	34.7

Total Public	$1,051.7	$948.3	$103.4	10.9%

Total net sales for the three months ended September 30, 2010 increased $411.0 million, or 20.9%, to $2,374.4 million, compared to $1,963.4 million for the three months ended September 30, 2009. There were 64 selling days in both the three months ended September 30, 2010 and 2009. The increase in total net sales was the result of general growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of sales growth for the three months ended September 30, 2010 was the rebound by our Corporate segment, which was most significantly impacted by the recent economic downturn.

Corporate segment net sales for the three months ended September 30, 2010 increased $288.6 million, or 30.8%, compared to the three months ended September 30, 2009. Within our Corporate segment, net sales to medium / large customers increased 31.7% between periods, while net sales to small business customers increased 27.6%. Public segment net sales for the three months ended September 30, 2010 increased $103.4 million, or 10.9%, between periods driven by growth in the Healthcare and Education customer channels. Net sales to healthcare customers increased $67.6 million, or 34.7%, between periods driven by volume increases and additional sales from an expanded relationship with a group purchasing organization beginning in the fourth quarter of 2009. Within our Public segment, net sales to government customers decreased $18.5 million, or 4.5%, between periods. Third quarter net sales to government customers increased 28.0% in 2009 compared to the same period in 2008 despite the economic downturn.

Gross profit

Gross profit increased $67.1 million, or 22.3%, to $368.4 million for the three months ended September 30, 2010, compared to $301.3 million for the three months ended September 30, 2009, driven by increased hardware sales which reflected both unit growth and favorable price/mix. As a percentage of total net sales, gross profit was 15.5% for the three months ended September 30, 2010, up from 15.3% for the three months ended September 30, 2009. The increase in gross profit margin between periods was primarily due to higher vendor incentives as a percentage of total net sales.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses

Selling and administrative expenses increased $32.4 million, or 15.9%, to $235.8 million for the three months ended September 30, 2010, compared to $203.4 million for the three months ended September 30, 2009. The increase was primarily due to higher payroll costs of $22.0 million as a result of higher sales compensation and increases in other variable compensation costs such as incentive bonuses consistent with higher sales and gross profit. Included in payroll costs for the three months ended September 30, 2010 is a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK II Plan. In addition to an increase in payroll-related costs, we expensed an incremental $3.7 million for coworker profit sharing/401(k) costs for the three months ended September 30, 2010 compared to the prior period. We continue to cautiously make selective investments in our coworkers as our outlook improves. Our sales force increased slightly to 3,395 coworkers at September 30, 2010, compared to 3,373 coworkers at September 30, 2009, while total coworker count decreased slightly to 6,210 coworkers at September 30, 2010, compared to 6,271 coworkers at September 30, 2009. In addition to the increases in selling and administrative expenses noted above, we had higher sales and use tax expense of $2.7 million, higher legal expense of $2.0 million and lower depreciation expense of $1.8 million for the three months ended September 30, 2010 compared to the same period in 2009.

Advertising expense

Advertising expense increased $0.4 million, or 1.4%, to $28.0 million for the three months ended September 30, 2010, compared to $27.6 million for the three months ended September 30, 2009. As a percentage of net sales, advertising expense was 1.2% for the three months ended September 30, 2010, compared to 1.4% for the same period in 2009.

Income from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$63.4	5.2%	$36.3	3.9%	74.4%
Public	63.2	6.0	57.3	6.0	10.5
Other	2.8	2.9	1.3	1.6	116.5
Headquarters (2)	(24.8)	N/A	(24.6)	N/A	(1.0)

Total income from operations	$104.6	4.4%	$70.3	3.6%	48.8%

(1)

Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $104.6 million for the three months ended September 30, 2010, an increase of $34.3 million, or 48.8%, compared to $70.3 million for the three months ended September 30, 2009. This increase was driven by higher net sales and gross profit dollars, partially offset by higher selling and administrative expenses, although we continued to contain our selling and administrative expenses through tight cost control.

Corporate segment income from operations was $63.4 million for the three months ended September 30, 2010, an increase of $27.0 million, or 74.4%, compared to $36.3 million for the three months ended September 30, 2009. The increase in income from operations for our Corporate segment primarily reflected higher operating income of $30.3 million as a result of higher net sales and gross profit dollars, while continuing to control selling and administrative costs, partially offset by higher headquarters’ allocations of $3.3 million. Public segment income from operations was $63.2 million for the three months ended September 30, 2010, an increase of $6.0 million, or 10.5%, compared to $57.3 million for the three months ended September 30, 2009. The increase in income from operations for our Public segment primarily reflected higher operating income of $9.5 million as a result of higher net sales and gross profit dollars, while continuing to control selling and administrative costs, partially offset by higher headquarters’ allocations of $3.5 million.

Interest expense, net

At September 30, 2010, our outstanding long-term debt, excluding capital leases, totaled $4,292.1 million. Net interest expense for the three months ended September 30, 2010 was $105.1 million, compared to $108.3 million for the three months ended September 30, 2009. The decrease in interest expense was primarily due to the year-over-year change in the net non-cash impact of hedge ineffectiveness recorded in interest expense on the interest rate swap agreements, as described in Note 6, which resulted in a loss of $0.1 million for the three months ended September 30, 2010 compared to the same period of 2009. Also contributing to the decrease were lower average outstanding debt balances during the three months ended September 30, 2010 compared to the same period in 2009. Partially offsetting these items was a higher interest rate on the senior secured term loan facility as a result of the November 2009 amendment to this facility and increased expense due to changes in the fair value of the interest rate cap agreements, as described in Note 6.

Income tax benefit

The income tax benefit was $0.04 million for the three months ended September 30, 2010, compared to $12.6 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax benefit as a percentage of loss before income taxes, was 13.5% for the three months ended September 30, 2010. This rate differs from the rate of 33.7% for the three months ended September 30, 2009 primarily due to the cumulative effect of a decrease to the Company’s expected full-year effective rate as applied against a small amount of pre-tax earnings for the quarter.

Net loss

The net loss was $0.3 million for the three months ended September 30, 2010, compared to a net loss of $25.0 million for the three months ended September 30, 2009.

Adjusted EBITDA

Adjusted EBITDA was $163.6 million for the three months ended September 30, 2010, an increase of $28.8 million, or 21.4%, compared to $134.8 million for the three months ended September 30, 2009. As a percentage of net sales, Adjusted EBITDA was 6.9% for both the three months ended September 30, 2010 and 2009.

We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended September 30, 2010 and 2009 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended September 30,
	2010	2009
Net loss	$(0.3)	$(25.0)
Depreciation and amortization	53.3	55.2
Income tax benefit	—	(12.6)
Interest expense, net	105.1	108.3

EBITDA	158.1	125.9

Adjustments:
Non-cash equity-based compensation	(1.0)	3.9
Sponsor fee	1.3	1.3
Consulting and debt-related professional fees	2.8	3.8
Other adjustments (1)	2.4	(0.1)

Total adjustments	5.5	8.9

Adjusted EBITDA	$163.6	$134.8

(1)	Other adjustments include certain severance and retention costs and equity investment gains and losses.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table presents our results of operations, in dollars and as a percentage of net sales, for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$6,531.8	100.0%	$5,198.1	100.0%
Cost of sales	5,497.7	84.2	4,367.8	84.0

Gross profit	1,034.1	15.8	830.3	16.0

Selling and administrative expenses	689.7	10.5	599.4	11.6
Advertising expense	72.9	1.1	79.6	1.5
Goodwill impairment	—	—	235.0	4.5

Income (loss) from operations	271.5	4.2	(83.7)	(1.6)

Interest expense, net	(288.7)	(4.4)	(317.4)	(6.1)
Gain on extinguishment of long-term debt	9.2	0.1	—	—
Other income, net	0.3	—	2.7	—

Loss before income taxes	(7.7)	(0.1)	(398.4)	(7.7)

Income tax benefit	2.6	—	62.4	1.2

Net loss	$(5.1)	(0.1)%	$(336.0)	(6.5)%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year percentage change in net sales for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Percent Change (1)
Corporate	$3,534.8	54.1%	$2,731.5	52.5%	29.4%
Public	2,702.9	41.4	2,245.4	43.2	20.4
Other	294.1	4.5	221.2	4.3	32.9

Total net sales	$6,531.8	100.0%	$5,198.1	100.0%	25.7%

(1)	There were 191 selling days in both the nine months ended September 30, 2010 and 2009.

The following table presents our net sales by customer channel for our Corporate and Public segments and the dollar and percentage change between periods in net sales for the nine months ended September 30, 2010 and 2009:

(in millions)	Nine Months Ended September 30,		Dollar Change	Percent Change
	2010	2009
Corporate:
Medium / Large	$2,831.3	$2,143.8	$687.5	32.1%
Small Business	703.5	587.7	115.8	19.7

Total Corporate	$3,534.8	$2,731.5	$803.3	29.4%

Public:
Government	$1,020.7	$898.6	$122.1	13.6%
Education	958.4	817.8	140.6	17.2
Healthcare	723.8	529.0	194.8	36.8

Total Public	$2,702.9	$2,245.4	$457.5	20.4%

Total net sales for the nine months ended September 30, 2010 increased $1,333.7 million, or 25.7%, to $6,531.8 million, compared to $5,198.1 million for the nine months ended September 30, 2009. There were 191 selling days in both the nine months ended September 30, 2010 and 2009. The increase in total net sales was the result of general growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of sales growth for the nine months ended September 30, 2010 was the rebound by our Corporate segment, which was most significantly impacted by the recent economic downturn.

Corporate segment net sales for the nine months ended September 30, 2010 increased $803.3 million, or 29.4%, compared to the nine months ended September 30, 2009. Within our Corporate segment, net sales to medium / large customers increased 32.1% between periods, while net sales to small business customers increased 19.7%. Public segment net sales for the nine months ended September 30, 2010 increased $457.5 million, or 20.4%, between periods driven by growth across all customer channels. Net sales to healthcare customers increased $194.8 million, or 36.8%, between periods driven by volume increases and additional sales from an expanded relationship with a group purchasing organization beginning in the fourth quarter of 2009.

Gross profit

Gross profit increased $203.8 million, or 24.5%, to $1,034.1 million for the nine months ended September 30, 2010, compared to $830.3 million for the nine months ended September 30, 2009, driven by increased hardware sales which reflected both unit growth and favorable price/mix. As a percentage of total net sales, gross profit was 15.8% for the nine months ended September 30, 2010, down from 16.0% for the nine months ended September 30, 2009. The decrease in gross profit margin between periods was primarily due to lower product margin driven by competitive pricing pressures.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses

Selling and administrative expenses increased $90.3 million, or 15.1%, to $689.7 million for the nine months ended September 30, 2010, compared to $599.4 million for the nine months ended September 30, 2009. The increase was primarily due to higher payroll costs of $75.0 million as a result of higher sales compensation and increases in other variable compensation costs such as incentive bonuses consistent with higher sales and gross profit. Included in payroll costs for the nine months ended September 30, 2010 is a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK II Plan. In addition to an increase in payroll-related costs, we expensed an incremental $15.2 million for profit sharing/401(k) costs for the nine months ended September 30, 2010 compared to the prior period. The nine months ended September 30, 2009 included an $8.0 million benefit from the reversal of a profit sharing/401(k) accrual. We continue to cautiously make selective investments in our coworkers as our outlook improves. Our sales force increased slightly to 3,395 coworkers at September 30, 2010, compared to 3,373 coworkers at September 30, 2009, while total coworker count decreased slightly to 6,210 coworkers at September 30, 2010, compared to 6,271 coworkers at September 30, 2009. In addition to the increases in selling and administrative expenses noted above, we had higher sales and use tax expense of $2.7 million, higher legal expense of $4.6 million, lower depreciation expense of $6.1 million and lower bad debt expense of $4.5 million for the nine months ended September 30, 2010 compared to the same period in 2009.

Advertising expense

Advertising expense decreased $6.7 million, or 8.4%, to $72.9 million for the nine months ended September 30, 2010, compared to $79.6 million for the nine months ended September 30, 2009. This decrease was primarily due to lower national advertising, as well as lower spending on catalog and direct mail. As a percentage of net sales, advertising expense was 1.1% for the nine months ended September 30, 2010, compared to 1.5% for the same period in 2009.

Goodwill impairment

Deterioration in macroeconomic conditions and the overall decline in our net sales during the first half of 2009 indicated that it was more likely than not that the fair value of certain of our reporting units was reduced to below the respective carrying amount. We considered this a triggering event under GAAP and performed an interim evaluation of goodwill as of June 1, 2009. As a result of that goodwill impairment evaluation, we recorded a goodwill impairment charge of $235.0 million in the second quarter of 2009. This charge was comprised of $207.0 million for our Corporate segment, or 14% of the total goodwill for that segment, and $28.0 million for the CDW Advanced Services business, or 38% of the total goodwill for that operating segment.

Income (loss) from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$188.8	5.3%	$(101.1)	(3.7)%	286.7%
Public	152.4	5.6	111.5	5.0	36.7
Other	9.8	3.3	(24.2)	(10.9)	140.5
Headquarters (2)	(79.5)	N/A	(69.9)	N/A	(13.8)

Total income (loss) from operations	$271.5	4.2%	$(83.7)	(1.6)%	424.4%

Goodwill impairment included in loss from operations:
Corporate	$—	—%	$(207.0)	(7.6)%	N/A
Public	—	—	—	—	N/A
Other	—	—	(28.0)	(12.7)	N/A

Total goodwill impairment	$—	—%	$(235.0)	(4.5)%	N/A

(1)

Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $271.5 million for the nine months ended September 30, 2010, an increase of $355.2 million compared to a loss from operations of $83.7 million for the nine months ended September 30, 2009. This increase was primarily due to the prior period containing the previously discussed goodwill impairment charge of $235.0 million. Excluding the goodwill impairment charge, operating income increased $120.2 million, or 79.4%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This increase was driven by higher net sales and gross profit dollars, partially offset by higher selling and administrative expenses, although we continued to contain our selling and administrative expenses through tight cost control.

Corporate segment income from operations was $188.8 million for the nine months ended September 30, 2010, an increase of $289.9 million, or 286.7%, compared to a loss from operations of $101.1 million for the nine months ended September 30, 2009. The operating loss for the nine months ended September 30, 2009 was due to the goodwill impairment charge of $207.0 million. Excluding the goodwill impairment charge, Corporate segment income from operations increased $82.9 million, or 78.3%, between periods. This increase primarily reflected higher operating income of $83.5 million as a result of higher net sales and gross profit dollars, while continuing to control selling and administrative costs. Public segment income from operations was $152.4 million for the nine months ended September 30, 2010, an increase of $40.9 million, or 36.7%, compared to $111.5 million for the nine months ended September 30, 2009. This increase primarily reflected higher operating income of $42.9 million as a result of higher net sales and gross profit dollars, while continuing to control selling and administrative costs, partially offset by higher headquarters’ allocations of $2.0 million. The increase in the loss from operations of Headquarters between periods reflected additional investments in coworkers primarily for profit sharing and incentive compensation.

Interest expense, net

At September 30, 2010, our outstanding long-term debt, excluding capital leases, totaled $4,292.1 million. Net interest expense for the nine months ended September 30, 2010 was $288.7 million, compared to $317.4 million for the nine months ended September 30, 2009. The decrease in interest expense was primarily due to the year-over-year change in the net non-cash impact of hedge ineffectiveness recorded in interest expense on the interest rate swap agreements, as described in Note 6, which resulted in a gain of $25.8 million for the nine months ended September 30, 2010, compared to a loss of $19.2 million in the same period of 2009. Also contributing to the decrease were lower average outstanding debt balances during the nine months ended September 30, 2010 compared to the same period in 2009. Partially offsetting these items was a higher interest rate on the senior secured term loan facility as a result of the November 2009 amendment to this facility and increased expense due to changes in the fair value of the interest rate cap agreements, as described in Note 6.

Gain on extinguishment of long-term debt

In March 2010, we repurchased $28.5 million of principal amount of extended loans of the outstanding senior subordinated extended loans/notes for a purchase price of $18.6 million. We recorded a gain of $9.2 million on the extinguishment of this debt in our consolidated statement of operations during the first quarter of 2010. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The $28.5 million in principal amount of extended loans was exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

Income tax benefit

The income tax benefit was $2.6 million for the nine months ended September 30, 2010, compared to $62.4 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax benefit as a percentage of loss before income taxes, was 33.9% for the nine months ended September 30, 2010. This rate differs from the rate of 15.7% for the nine months ended September 30, 2009 primarily due to the nondeductible nature of the goodwill impairment charge in that period.

Net loss

The net loss was $5.1 million for the nine months ended September 30, 2010, compared to a net loss of $336.0 million for the nine months ended September 30, 2009.

Adjusted EBITDA

Adjusted EBITDA was $456.0 million for the nine months ended September 30, 2010, an increase of $111.2 million, or 32.3%, compared to $344.7 million for the nine months ended September 30, 2009. As a percentage of net sales, Adjusted EBITDA was 7.0% for the nine months ended September 30, 2010, compared to 6.6% for the same period of 2009.

We have included a reconciliation of EBITDA and Adjusted EBITDA for the nine months ended September 30, 2010 and 2009 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Nine Months Ended September 30,
	2010	2009
Net loss	$(5.1)	$(336.0)
Depreciation and amortization	158.5	165.1
Income tax benefit	(2.6)	(62.4)
Interest expense, net	288.7	317.4

EBITDA	439.5	84.1

Adjustments:
Goodwill impairment	—	235.0
Non-cash equity-based compensation	7.4	12.1
Sponsor fee	3.8	3.8
Consulting and debt-related professional fees	8.4	10.4
Gain on extinguishment of long-term debt	(9.2)	—
Other adjustments (1)	6.1	(0.7)

Total adjustments	16.5	260.6

Adjusted EBITDA	$456.0	$344.7

(1)	Other adjustments include certain severance and retention costs, equity investment gains and losses and the gain related to the sale of Informacast software and equipment in 2009.

The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the nine months ended September 30, 2010 and 2009.

(in millions)	Nine Months Ended September 30,
	2010	2009
EBITDA	$439.5	$84.1
Depreciation and amortization	(158.5)	(165.1)
Income tax benefit	2.6	62.4
Interest expense, net	(288.7)	(317.4)

Net loss	(5.1)	(336.0)

Goodwill impairment	—	235.0
Depreciation and amortization	158.5	165.1
Equity-based compensation expense	7.4	12.1
Deferred income taxes	(44.7)	(57.1)
Allowance for doubtful accounts	(1.3)	1.0
Amortization of deferred financing costs	13.5	11.9
Realized loss on interest rate swap agreements	32.0	72.1
Mark to market loss on interest rate cap agreements	5.3	—
Gain on extinguishment of long-term debt	(9.2)	—
Gain on sale of assets	—	(2.1)
Changes in assets and liabilities	241.2	132.2

Net cash provided by operating activities	$397.6	$234.2

Seasonality

While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves business customers, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government.

Liquidity and Capital Resources

Overview

We finance our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our senior secured revolving credit facility. We believe that our current sources of funds will be sufficient to fund our cash operating requirements for the next year. In addition, we believe that, in spite of the uncertainty of future macroeconomic conditions, we have adequate sources of liquidity and funding available to meet our longer-term needs. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

(in millions)	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$397.6	$234.2
Investing activities	(82.9)	(77.8)
Financing activities	(335.8)	(5.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.5

Net (decrease) increase in cash and cash equivalents	$(21.0)	$151.1

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 increased $163.4 million compared to the same period for the prior year. This increase was driven primarily by changes in our investment in working capital between periods. For the first nine months of 2010, the change in net working capital, excluding cash and cash equivalents, was $241.0 million compared to a change in net working capital of $132.1 million for the first nine months of 2009. Our investment in working capital, excluding cash and cash equivalents, was lower at September 30, 2010 compared to the prior year primarily due to an increase in accounts payable as of September 30, 2010 which reflected the build up to a normalized level of accounts payable following our taking advantage of early pay discounts as of the prior year end. Accounts payable also increased more significantly in the first nine months of 2010 compared to the same period of the prior year to support the growth of the business and increased inventory levels. Partially offsetting this was an increase in accounts receivable resulting from an increase of 25.7% in net sales for the first nine months of 2010 compared to the same period of 2009. Net income as adjusted for non-cash items also increased $54.5 million between periods given the improved operating performance in 2010.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle (in days):

	September 30,
	2010	2009
Days of sales outstanding (DSO) (1)	43	41
Days of supply in inventory (DIO) (2)	15	15
Days of purchases outstanding (DPO) (3)	(25)	(22)

Cash conversion cycle	33	34

(1)

Represents the rolling three month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales. Also incorporates components of other miscellaneous receivables.

(2)	Represents the rolling three month average of the balance of inventory at the end of the period divided by average daily cost of goods sold.
(3)	Represents the rolling three month average of the balance of accounts payable, excluding cash overdrafts, at the end of the period divided by average daily cost of goods sold.

The cash conversion cycle decreased to 33 days at September 30, 2010 compared to 34 days at September 30, 2009. A three-day increase in DPO was partially offset by a two-day increase in DSO.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 increased $5.2 million compared to the same period of the prior year. This was primarily due to an increase of $7.9 million in cash payments under our interest rate swap agreements in the first nine months of 2010, as a result of increases in the spread between the variable rate of the underlying debt and the fixed rate of the swap agreements. Capital expenditures were $18.3 million for the nine months ended September 30, 2010 and $12.1 million for the nine months ended September 30, 2009, primarily for improvements to our information technology systems during both periods. We made premium payments totaling $5.9 million during the nine months ended September 30, 2010 for four forward-starting interest rate cap agreements. During the nine months ended September 30, 2009, we received cash proceeds of $5.2 million from the sale of the Informacast assets.

Financing Activities

Net cash used in financing activities increased $330.0 million for the nine months ended September 30, 2010 compared to the same period of 2009. This change was primarily due to net repayments of $300.3 million that reduced our outstanding balance under our senior secured revolving credit facility. In the same period of 2009, we did not make any repayments under that facility.

Long-Term Debt and Financing Arrangements

Long-term debt, excluding capital leases, was as follows:

(in millions)
	September 30, 2010	December 31, 2009
Senior secured asset-based revolving credit facility	$191.1	$491.4
Senior secured term loan facility	2,172.5	2,189.0
Senior extended loans / notes	1,207.0	1,190.0
Senior subordinated extended loan / notes	721.5	750.0

Total long-term debt	4,292.1	4,620.4
Less current maturities of long-term debt	(22.0)	(22.0)

Long-term debt, excluding current maturities	$4,270.1	$4,598.4

As of September 30, 2010, we were in compliance with the covenants under its various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility

At September 30, 2010, we had an $800.0 million senior secured asset-based revolving credit facility (the “Revolving Loan”) available for borrowings and issuance of letters of credit of which we had outstanding borrowings of $191.1 million (at an effective weighted-average interest rate of approximately 1.27% per annum) and $21.8 million of undrawn letters of credit. Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate and (b) the federal funds effective rate plus 50 basis points. The applicable margin varies (1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings) depending upon our average daily excess cash availability under the agreement. The Revolving Loan matures on October 12, 2012. Availability under the Revolving Loan is limited to the lesser of the revolving commitment of $800.0 million or the amount of the borrowing base. The borrowing base is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by us. At September 30, 2010, the borrowing base was $960.4 million as supported by eligible inventory and accounts receivable balances as of August 31, 2010. One of the lenders (the “Defaulting Lender”) under the Revolving Loan has failed to fund its pro rata share of several outstanding loan advances under the Revolving Loan since 2008. As a result, actual availability under the Revolving Loan is $39.7 million less than it would otherwise be if the Defaulting Lender was honoring its commitments under the Revolving Loan agreement. Assuming non-funding by the Defaulting Lender, we could borrow up to an additional $547.4 million under the Revolving Loan at September 30, 2010.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by CDW Corporation and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the trade financing agreements as described in Note 3), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on our ability and that of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should we fall below the minimum average daily excess cash availability requirement for ten consecutive business days, we become subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility

At September 30, 2010, the outstanding principal balance of our senior secured term loan facility (“Term Loan”) was $2,172.5 million. The Term Loan matures on October 10, 2014. Borrowings under the Term Loan bear interest at either (a) the ABR plus a rate spread; or (b) LIBOR plus a rate spread. The applicable rate spread varies (2.50% to 3.00% for ABR borrowings and 3.50% to 4.00% for LIBOR borrowings) based on our senior secured leverage ratio, as defined in the amended agreement evidencing the Term Loan.

The effective weighted-average interest rate, without giving effect to the interest rate swap agreements (see Note 6) on Term Loan principal amounts outstanding at September 30, 2010 was 4.32% per annum, with an effective weighted-average interest rate for the nine months ended September 30, 2010 of 4.22% per annum. The effective weighted-average interest rate, including the effect of the interest rate swap agreements, on Term Loan principal amounts outstanding at September 30, 2010 was 7.79% per annum, with an effective weighted-average interest rate for the nine months ended September 30, 2010 of 7.68% per annum.

We started making required quarterly principal payments on the Term Loan in the amount of $5.5 million, beginning September 2009, with the remainder due upon maturity. The Term Loan provides, in addition to such required repayment, for the mandatory prepayment of principal amounts under certain circumstances, including a prepayment in an amount equal to 50% of our excess cash flow (as defined in the governing agreement) for the year then ended. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. Any such payments are applied against the remaining scheduled principal payment installments. We had no prepayment obligation based on excess cash flows for the year ended December 31, 2009.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by CDW Corporation and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 3), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on our ability and that of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under trade financing agreements and capital leases) less cash and cash equivalents, to trailing twelve months Adjusted EBITDA. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended September 30, 2010 was required, per the amendment to the Term Loan effective November 4, 2009, to be at or below 7.75. For the four quarters ended September 30, 2010, the senior secured leverage ratio was 4.1.

We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations. With the interest rate swap agreements currently in effect as described in Note 6 and the interest rate cap agreements as described in Note 6, we expect to be in compliance with this requirement through January 14, 2013.

Senior Extended Loans/Notes (“Senior Debt”) and Senior Subordinated Extended Loans/Notes (“Senior Subordinated Debt”)

At September 30, 2010, the outstanding principal balance of our Senior Debt was $1,207.0 million, including $2.3 million principal amount of extended loans and $1,204.7 million principal amount of senior fixed rate notes (see Initial Notes below). The Senior Debt has a maturity date of October 12, 2015. We are required to pay cash interest on $890.0 million outstanding principal of the Senior Debt and can elect to pay cash or PIK Interest (as defined below) on the remaining $317.0 million of the outstanding principal amount (the “PIK Election Debt”). For PIK Election Debt, we may elect for the interest period from April 15, 2011 through October 14, 2011 to either (i) pay the interest on amounts outstanding in cash, (ii) defer interest payments and add to the principal balance so that the interest is paid, together with the principal, at maturity (“PIK Interest”), or (iii) pay 50% of the interest in cash and 50% as PIK Interest. Elections are due not less than 30 days prior to the start of the interest period and the method of payment for the prior period will apply if no election is filed.

We made a PIK election with respect to these loans for the interest period from October 15, 2009 through April 14, 2010. The principal amount on the PIK Election Debt increased by approximately $17.0 million on April 15, 2010 as a result of this election.

We made elections to pay interest in cash on all PIK Election Debt outstanding during the interest periods from April 15, 2010 through October 14, 2010 and from October 15, 2010 through April 14, 2011.

At September 30, 2010, the outstanding principal balance of our Senior Subordinated Debt was $721.5 million, including $225.0 million principal amount of extended loans and $496.5 million principal amount of senior subordinated fixed rate notes. The Senior Subordinated Debt has a maturity date of October 12, 2017. On March 10, 2010, one of our wholly owned subsidiaries, purchased $28.5 million of principal amount of extended loans of the outstanding Senior Subordinated Debt for a purchase price of $18.6 million. Since this transaction involved two members of the same consolidated group, our consolidated financial statements reflect the accounting for the transaction as if CDW LLC had acquired its own debt. As such, for purposes of financial reporting in our consolidated financial statements, this debt is accounted for as if extinguished, and we recorded a gain of $9.2 million on the extinguishment in the consolidated statement of operations in the first quarter of 2010. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. We also recorded an adjustment of $0.7 million to interest expense to reduce the long-term accrued interest liability, representing the difference between interest expense previously recognized on the extinguished debt under the effective interest method and actual interest paid. In May 2010, the $28.5 million in principal amount of extended loans that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

From July 1, 2010 through July 9, 2010, the $890.0 million outstanding principal amount of Senior Debt on which we are required to pay cash interest bore interest at an interest rate of 10.91313% per annum; the $317.0 million of the outstanding principal amount of PIK Election Debt bore interest at an interest rate of 11.28813% per annum; and the $721.5 million outstanding principal of Senior Subordinated Debt bore interest at an interest rate of 12.28813% per annum. Effective July 10, 2010, the $890.0 million outstanding principal amount of Senior Debt on which we are required to pay cash interest began to bear interest at an interest rate of 11.0% per annum; the $317.0 million of the outstanding principal amount of PIK Election Debt began to bear interest at an interest rate of 11.5% per annum, plus the PIK margin of 75 basis points applicable during interest periods in which an election to pay PIK interest is made; and the $721.5 million outstanding principal of Senior Subordinated Debt began to bear interest at an interest rate of 12.535% per annum.

CDW LLC is the borrower under the senior extended loans and senior subordinated extended loans. Obligations under the senior extended loans and senior subordinated extended loans are guaranteed on an unsecured senior basis by CDW Corporation and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries that is a guarantor under the senior credit facilities. CDW LLC and CDW Finance Corporation are the co-issuers of the senior fixed rate notes and senior subordinated fixed rate notes. Obligations under the senior fixed rate notes and senior subordinated fixed rate notes are guaranteed on an unsecured senior basis by CDW Corporation and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries that is a guarantor under the senior credit facilities. The Senior Debt and Senior Subordinated Debt contain negative covenants that, among other things, place restrictions and limitations on our ability and that of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Debt and Senior Subordinated Debt do not contain any financial covenants.

Initial Notes

As of September 30, 2010, we have received requests for and issued $887.7 million principal amount of outstanding senior fixed rate notes, $317.0 million principal amount of outstanding senior fixed rate PIK notes and $496.5 million principal amount of outstanding senior subordinated fixed rate notes. As of September 30, 2010, we had no outstanding increasing rate notes.

As of October 15, 2010, all of our senior extended loans and senior subordinated extended loans had been converted to senior fixed rate notes and senior subordinated fixed rate notes, respectively.

Under the Senior Registration Rights Agreement and the Senior Subordinated Registration Rights Agreement, each dated as of October 10, 2008, we were obligated to file a registration statement with the SEC within 180 days of the issuance of the Initial Notes, registering the offer to exchange the Initial Notes for freely tradable Exchange Notes having substantially equivalent terms. On October 25, 2010, this registration statement was declared effective by the SEC. The exchange offer to all holders of Initial Notes has commenced and will remain effective for 20 business days or until November 24, 2010, unless we decide to extend the expiration date. We are not required and do not intend to conduct any other registered exchange offers for the Initial Notes, so holders who do not participate in the exchange offer will not generally be entitled to any further registration rights, and therefore will not be permitted to transfer their Initial Notes absent an available exemption from registration under the securities laws.

Trade Financing Arrangements

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. At September 30, 2010, the agreements allowed for a maximum credit line of $74.5 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We do not incur any interest expense associated with these agreements, as balances are paid when they are due. At September 30, 2010 and December 31, 2009, we owed the financial institutions $43.5 million and $25.0 million, respectively, which is included in trade accounts payable.

Contingencies

We are party to legal proceedings that arise from time to time in the ordinary course of our business, including various pending litigation matters. We are also subject to audit by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. In addition, from time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the United States bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.

We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our consolidated results of operations for a particular period.

The investment banks that were initial parties to our amended and restated senior bridge loan agreement and amended and restated senior subordinated bridge loan agreement requested, in a letter to us dated April 18, 2008, that we issue long-term debt securities to refinance the bridge loans we issued under those agreements. The letter further requested that if we did not issue these long-term debt securities, additional interest accrue under those agreements at the same rates that would have been applicable to the long-term debt securities had they been issued on that date. If the banks were to pursue these claims, we believe that the maximum amount at issue would be approximately $80.6 million. We do not believe that we were required to issue any long-term debt securities in 2008 and therefore do not believe that we owe any additional interest. Accordingly, we did not accrue any amount in respect thereof as of September 30, 2010.

Critical Accounting Policies and Estimates

In our Registration Statement on Form S-4 (333-169258) filed with the SEC and declared effective by the SEC on October 25, 2010, we included a discussion of the critical accounting policies and estimates used in the preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates except as disclosed in “Recent Accounting Pronouncements” below.

Recent Accounting Pronouncements

Subsequent Events

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to authoritative guidance on subsequent events. The amended guidance requires that companies that file with the SEC (“SEC filer”) evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was prospectively effective upon issuance. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations, or cash flows.

Fair Value Measurements

In January 2010, the FASB issued authoritative guidance to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, this guidance was effective for us as of January 1, 2010. Because it only requires additional disclosure, the adoption of this guidance did not have an impact on our consolidated financial position, results of operations, or cash flows. The disclosures in the roll forward of activity in Level 3 fair value measurements will become effective for us as of January 1, 2011. As this guidance also only requires additional disclosure, the adoption of this guidance will not have an impact on our consolidated financial position, results of operations, or cash flows.

Revenue Arrangements

In October 2009, the FASB issued amendments to authoritative guidance on revenue arrangements. The amended guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and expands the disclosures related to multiple-deliverable revenue arrangements. The amended guidance also modifies the scope of authoritative guidance for revenue arrangements that include both tangible products and software elements to exclude from its requirements (1) non-software components of tangible products, and (2) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible products essential functionality. The amended guidance is effective for fiscal years beginning on or after June 15, 2010 and will become effective for us beginning January 1, 2011. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. We claim the protection of The Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report.

These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Registration Statement on Form S-4 (333-169258) filed with the SEC and declared effective by the SEC on October 25, 2010. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in such Registration Statement as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Registration Statement on Form S-4 (333-169258) filed with the SEC and declared effective by the SEC on October 25, 2010. As of September 30, 2010, there has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Quarterly Report on Internal Control over Financial Reporting

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 “Contingencies” to the accompanying unaudited interim consolidated financial statements

Item 1A. Risk Factors

See “Risk Factors” in the Company’s Registration Statement on Form S-4 (333-169258) filed with the SEC and declared effective by the SEC on October 25, 2010. As of September 30, 2010, there have been no material changes in this information.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date: November 15, 2010	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)