Form 10-K
period 2010-12-31
CDW Corp
filed 2011-03-04
CIK 1402057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.

As of February 25, 2011, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 911,176 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE

None

CDW CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2010

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included elsewhere in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

PART I

Item 1. Business

Overview

CDW is a leading multi-brand technology solutions provider to business, government, education and healthcare customers in the U.S. and Canada. We provide comprehensive and integrated solutions for our customers’ technology needs through our extensive hardware, software and value-added service offerings. We serve over 250,000 customers through our experienced and dedicated sales force of more than 3,400 coworkers. We offer over 100,000 products from over 1,000 brands and a multitude of advanced technology solutions. Our broad range of technology products includes leading brands such as Hewlett-Packard, Microsoft, Cisco, Lenovo, EMC, IBM, Apple and VMware. Our offerings range from discrete hardware and software products to complex technology solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. Our sales and operating results have been driven by the combination of our large and knowledgeable selling organization, highly skilled technology specialists and engineers, extensive range of product offerings, strong vendor partner relationships, and fulfillment and logistics capabilities. For the year ended December 31, 2010, our net sales and Adjusted EBITDA were $8,801.2 million and $601.8 million, respectively. See “Selected Financial Data” included elsewhere in this report for the definition of Adjusted EBITDA and a reconciliation to net income.

We have two reportable segments:

Corporate. Our Corporate segment customers are primarily in the small and medium business category, which we define as customers with up to 1,000 employees at a single location. We also serve larger customers, including FORTUNE 1000 companies, that value our broad offerings, brand selection and flexible delivery model. We have over 200,000 active accounts, well diversified across numerous industries. Our Corporate segment is divided into a small business customer channel, primarily serving customers with up to 100 employees, and a medium-large business customer channel, primarily serving customers with more than 100 employees. Our Corporate segment sales team is primarily organized by geography and customer size. We believe this enables us to better understand and serve customer needs, optimize sales resource coverage and strengthen relationships with vendor partners to create more sales opportunities. Our Corporate segment generated net sales of $4,833.6 million for the year ended December 31, 2010.

Public. Our Public segment is divided into government, education and healthcare customer channels. The government channel serves federal as well as state and local governments. Our education channel serves higher education and K-12 customers. The healthcare channel serves customers across the healthcare provider industry. We have built sizable businesses in each of our three Public customer channels as annual net sales are equal to or exceed $1 billion for each customer channel. Our Public segment sales teams are organized by customer channel, and within each customer channel, they are generally organized by geography, except our federal government sales teams, which are organized by agency. We believe this enables our sales teams to address the specific needs of their customer channel while promoting strong customer relationships. Our Public segment generated net sales of $3,560.6 million for the year ended December 31, 2010.

Other. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business is comprised of customized engineering services, delivered by CDW professional engineers, as well as managed services, including hosting and data center services. The other services components of solutions sales, including custom configuration and other third party services, are recorded not in “Other,” but in our Corporate and Public segment net sales. Advanced services provided by CDW professional engineers are recorded in CDW Advanced Services. Our CDW Advanced Services and Canada business segments generated net sales of $407.0 million for the year ended December 31, 2010.

For further information on our segments, including financial results, see Note 18 to our consolidated financial statements included elsewhere in this report.

History

CDW was founded in 1984. In 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, which extended our growth platform into Canada. In 2006, we acquired Berbee Information Networks Corporation, a provider of technology products, solutions and customized engineering services in advanced technologies primarily across Cisco, IBM and Microsoft portfolios. This acquisition increased our capabilities in customized engineering services and managed services.

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

On December 31, 2009, CDW Corporation merged into CDWC LLC, an Illinois limited liability company owned by VH Holdings, Inc., with CDWC LLC as the surviving entity. This change had no impact on our operations or management. On December 31, 2009, CDWC LLC was renamed CDW LLC (“CDW LLC”). On August 17, 2010, VH Holdings, Inc. was renamed CDW Corporation (“Parent”), a Delaware corporation.

Throughout this report, the terms “the Company,” “CDW” and “Successor” refer to Parent and its wholly owned subsidiaries subsequent to the Acquisition, and “Predecessor” refers to CDW Corporation, an Illinois corporation, and its wholly owned subsidiaries prior to the Acquisition.

Parent is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, Inc. (the “equity sponsors”), certain other co-investors and certain members of CDW management. See “Equity Sponsors” below.

Industry Overview

According to International Data Corporation (“IDC”), the overall U.S. technology market generated approximately $536 billion in sales in 2010, including $176 billion in hardware sales, $144 billion in software sales and $216 billion in services sales. The channels through which these products and services are delivered are highly fragmented and served by a multitude of participants. These participants include original equipment manufacturers (“OEMs”), software publishers, wholesale distributors and resellers. Wholesale distributors, such as Ingram Micro Inc., Tech Data Corporation and SYNNEX Corporation, act as intermediaries between OEMs and software publishers, on the one hand, and resellers, on the other hand, providing logistics management and supply-chain services. Resellers, which include direct marketers, value-added resellers, e-tailers and retailers, sell products and/or services directly to the end-user customer, sourcing products sold to their customers directly from OEMs and software publishers or from wholesale distributors. CDW is a technology solutions provider with both direct marketer and value-added reseller capabilities.

Two key customer groups within our addressable market are the small and medium business market and the public sector market. The small and medium business market is highly fragmented and is generally characterized by companies that employ fewer than 1,000 employees. The public sector market is also fragmented and is generally divided into market verticals, each with specialized needs that require an adaptive and flexible sales, services and logistics model to meet customer needs. We believe that many vendors rely heavily on channel partners like CDW to efficiently serve small and medium business and public sector customers.

Our Competitive Strengths

We believe the following strengths have contributed to our success and enabled us to become an important strategic partner for both our customers and our vendor partners:

Significant scale and scope

We are a leading multi-brand technology solutions provider in the U.S. and Canada. Based upon publicly available information, we believe that our net sales are significantly larger than any other multi-brand direct marketer or value-added reseller in the U.S. Our significant scale and scope create competitive advantages through:

•

Breadth of solutions for our customers. The breadth and depth of knowledge that our direct selling organization, specialists and engineers have across multiple industries and technologies position us well to anticipate and meet our customers’ needs. Our size allows us to provide our customers with a broad selection of over 100,000 technology products from over 1,000 brands and a multitude of advanced technology solutions at competitive prices. We have leveraged our scale to provide a high level of customer service and a breadth of technology options, making it easy for customers to do business with us.

•

Broad market access for our vendor partners. We believe we are an attractive route to market for our vendor partners in part because we provide them with access to a cost-effective and highly knowledgeable sales and marketing organization that reaches over 250,000 customers. Our vendor partners recognize that, in addition to providing broad customer reach, our scale and scope enables us to sell, deliver and implement their products and services to customers with a high level of knowledge and consistency.

•

Operational cost efficiencies and productivity. Our large scale provides us with operational cost efficiencies across our organization, including purchasing, operations, IT, sales, marketing and other support functions. We leverage these advantages through our two modern distribution centers, our efficient business processes and constant focus on productivity improvements, and our proprietary information systems, which has enabled us to provide cost-efficient service to our customers.

Coworker culture

Our steadfast focus on serving customers and investing in coworkers has fostered a strong, “get it done” culture at CDW. Since our founding, we have adhered to a core philosophy known as the Circle of Service, which places the customer at the center of all of our actions. We have consistently and cost effectively invested in our coworkers by providing broad and deep coworker training, supplying resources that contribute to their success and offering them broad career development opportunities. This constant focus on customers and coworkers has created a customer-centric, highly engaged coworker base, which ultimately benefits our customers and fosters customer loyalty.

Large and knowledgeable direct selling organization

We have a large and experienced sales force, consisting of more than 3,400 coworkers, including more than 2,700 account managers and field account executives. We believe our success is due, in part, to the strength of our account managers’ dedicated relationships with customers that are developed by calling on existing and new customers, providing advice on products, responding to customer inquiries and developing solutions to our customers’ complex technology needs. The deep industry knowledge of our dedicated sales, marketing and support resources within each of our customer channels allows us to understand and solve the unique challenges and evolving technology needs of our customers. Multiple customer surveys administered by independent parties consistently show that customers view CDW as a leader in customer service compared to other multi-brand resellers and solution providers.

Highly skilled technology specialists and engineers

Our direct selling organization is supported by a team of more than 600 technology specialists and more than 400 service delivery engineers with more than 3,000 industry-recognized certifications who bring deep product and solution knowledge and experience to the technology challenges of our customers. We believe our technology specialists, who work with customers and our direct selling organization to design solutions and provide recommendations in the selection and procurement process, are an important resource and differentiator for us as we seek to expand our offerings of value-added services and solutions.

Large and established customer channels

We have grown our customer channels within the Corporate and Public segments to sizeable businesses. Our government, education, healthcare and small business channels each has net sales that approach or exceed $1 billion. Our scale allows us to create specialized sales resources across multiple customer markets, which enables us to better understand and meet our customers’ evolving IT requirements. Our scale also provides us diversification benefits. For instance, our Public segment, which is comprised of our government, education and healthcare channels, has historically been less correlated to economic cycles, as evidenced by its 5% net sales growth in 2009 while overall technology spending declined in the U.S. market, according to IDC.

Strong, established vendor partner relationships

We believe that our strong vendor partner relationships differentiate us from other multi-brand technology solutions providers. In addition to providing a cost-effective route to market for vendor partners, we believe that many of our competitive strengths enhance our value proposition to our vendor partners. We believe we are an important extension of our vendor partners’ sales and marketing capabilities as we are the largest U.S. reseller for many of our vendor partners, including Hewlett-Packard. We have three vendor partners with whom we have annual $1 billion-plus relationships, and we have 15 vendor partners with whom we have relationships exceeding $100 million a year. As such, we are able to provide technology resources and insights to our customers that might otherwise be difficult for them to access independently or through other technology providers. Our direct selling organization, technology specialists and large customer channels allow us to develop intimate knowledge of our customers’ environments and their specific needs. Frequently, vendor partners will select CDW as a partner to develop and grow new customer solutions. We are regularly recognized with top awards from our vendor partners, and were recently named Microsoft’s Worldwide Large Account Reseller Partner of the Year and Cisco’s Partner Summit global award for U.S. and Canada Partner of the Year.

Our Business Strategies

Our goal is to continue to strengthen our position as a leading multi-brand national provider of technology products and solutions by growing our revenues and driving profitability. We plan to achieve this objective by capitalizing on our competitive strengths and pursuing the following strategies:

Focus on customer requirements and market segmentation

We have grown our revenues faster than the market, which we attribute in large part to our focus on customer requirements and market segmentation. We believe our customer intimacy enables us to better understand our customers’ needs and to better identify profitable growth opportunities. We intend to maintain this focus with a goal of continuing to outpace our competitors in revenue growth in the markets we serve through increased “share of wallet” from existing customers, sales to new customers and expanded IT services offerings to both new and existing customers. We believe our efforts in these areas will be augmented as we improve our sales coverage and further segment our customer base, further leverage our knowledge of our customers’ environments and continue to help our customers adopt proven technologies that meet their needs and make the most of their IT investments.

Leverage our superior sales and marketing model

We intend to continue to leverage our large, highly productive sales and marketing organization to serve existing customer requirements, effectively target new customer prospects, improve our product and solutions offerings, maximize sales resource coverage, strategically deploy internal sales teams, technology specialists and field sales account executives, and strengthen vendor partner relationships, all with the end goal of creating profitable sales opportunities. Some of the initiatives we have implemented within the last few years, including our realignment of our medium and large Corporate account managers into geographic regions, our addition of selling resources to our federal and healthcare customer channels and our addition of more technology specialists to facilitate sales of newer and more profitable technology solutions, have contributed to an increase in our annualized net sales per coworker from $1.338 million for the quarter ended March 31, 2007 to $1.455 million for the quarter ended December 31, 2010. We plan to continue to identify and pursue opportunities that further enhance productivity. Recently, we have added sales operations supervisors to handle administrative tasks for our direct sales force coworkers, which we believe will further enhance their productivity, and we have continued to align our compensation programs to drive profitable revenue growth.

Meet our customers’ changing needs through expanded service offerings and solutions

We intend to expand the range of technology solutions we offer to continue to keep pace with the technology marketplace. As customers increasingly demand more elaborate services and solutions in addition to traditional hardware and software products, we believe that expanding the range of technology solutions that we offer will enhance our value proposition to our customers and help us to maximize our revenue and profit growth potential. We have tripled our number of technology specialists since mid-2004 and added almost 400 services delivery engineers since mid-2006. CDW currently has more than 600 technology specialists, organized around core solutions and aligned with our selling organization, and more than 700 coworkers in 17 geographic markets across the U.S. focused on delivering customized engineering solutions. We plan to continue to invest resources and training in our technology specialists and services delivery coworkers to provide our customers with the expert advice and experience they need to make the most of their technology expenditures.

Leverage relationships with leading vendor partners

We intend to continue to leverage our long-standing relationships with major vendor partners to support the growth and profitability of our business. We plan to use our vendor partner relationships to ensure that our sales organization remains well-positioned and well-trained to market new and emerging technologies to end users. As one example, we are currently working with several large vendor partners to assist them in the development and sales of cloud solutions to the small and medium business marketplace. We believe our strong vendor partner relationships will also provide collaborative opportunities for our sales organization and vendor field sales representatives to identify and fulfill additional customer requirements, creating increased sales to both new and existing customers. In addition, we plan to leverage our significant scale to maximize the benefits from volume discounts, purchase or sales rebates, vendor incentive programs and marketing development funds.

Hardware, Software and Value-Added Service Offerings

Our broad offering of multi-brand products and services includes over 100,000 discrete hardware and software products as well as comprehensive solutions. Solutions generally have hardware, software and/or service components to them. For example, a virtualization solution could include assessment and design advice, sales of servers, storage, desktops and virtualization software, a services implementation and ongoing support. While we believe customers increasingly view certain technology purchases as solutions rather than product categories, the following table sets forth our net sales by major category, based upon our internal category definitions, as this presentation is more consistent with how industry sources and competitors generally categorize technology sales. Amounts for the year ended December 31, 2009 have been reclassified for certain changes in individual product classifications to conform to the current year presentation.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Hardware:
NetComm Products	$1,240.0	14.1%	$953.5	13.3%
Notebook/Mobile Devices	1,142.7	13.0	831.7	11.6
Data Storage/Drives	836.2	9.5	787.8	11.0
Other Hardware	3,703.9	42.1	3,029.0	42.3

Total Hardware	$6,922.8	78.7%	$5,602.0	78.2%

Software	$1,608.8	18.3%	$1,295.7	18.1%

Services	$206.0	2.3%	$184.6	2.6%

Other (1)	$63.6	0.7%	$80.3	1.1%

Total net sales	$8,801.2	100.0%	$7,162.6	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.

Hardware

Through our broad portfolio of hardware products and strong relationships with industry leading vendor partners, we are able to provide our customers with multi-brand solutions across multiple product categories. We currently offer our customers a comprehensive selection of hardware from leading brands such as Hewlett-Packard, Cisco, Lenovo, EMC, IBM and Apple. Our hardware offerings include products across multiple categories such as network communications, notebooks/mobile devices (including tablets), data storage, video monitors, printers, desktops and servers, among others. Our multi-brand approach enables our sales force to identify the right products or combination of products to best address each customer’s specific organizational challenges, without being constrained by a particular brand. Key advantages of this strategy include the ability to satisfy customer-specific preferences and requirements, to meet compatibility needs of a customer’s existing technology infrastructure, and to offer best pricing and product availability options. In addition, our scale, strong vendor partner relationships and highly efficient sales and delivery model enable us to consistently offer competitive prices. Our strategically located distribution facilities allow us to meet even the most challenging customer requests. We also leverage drop-ship arrangements with many of our OEMs and distributors that allow us to offer even greater selection to our customers without having to physically hold the inventory.

Software

CDW helps customers maximize their software investment by supporting them through the complexities of the entire software lifecycle. We offer software solutions from the largest and category-leading software publishers, including Microsoft, Adobe, Symantec, Oracle, VMware and IBM. Our software lifecycle services include assessment and validation, procurement, deployment and contract management. We work closely with our customers to evaluate their software needs, navigate them through various complex licensing options, and procure the best software arrangements for their business. We help customers optimize software license procurement by consolidating vendors and recommending the most appropriate licensing contracts. In addition to deployment and migration services, we assist our customers in realizing the value of their purchases through ongoing contract management to ensure they maximize their contract benefits and renew on a timely basis. For example, our customers may purchase maintenance contracts which allow them to receive new versions, upgrades or updates of software products released during the maintenance period.

Value-added services and solutions

We believe customers are increasingly looking for solutions from their technology providers in order to optimize their technology investments and best achieve their business objectives. CDW offers a full suite of value-added services, which typically are delivered as part of a technology solution, to help our customers meet their specific needs. CDW solutions can range from the expert configuration and delivery of 100 laptops overnight; to the custom configuration and staggered deployment of 25,000 notebooks to over 12 locations nationally; to specialized technical advice and product procurement, including associated warranties, for an enterprise network; to very complex, fully integrated technology solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer a complementary set of services, including installations, sales of warranties and managed services, such as remote network and data center monitoring.

We offer our value-added services and solutions primarily through a team of technology specialists and engineers with more than 3,000 industry-recognized certifications, who bring deep product and solution knowledge and capabilities to the technology challenges of our customers. Our technology specialists work with customers and our direct selling organization to design solutions and provide recommendations in the selection and procurement process. We have more than 600 highly qualified and certified specialists, supporting numerous solutions and product categories, including unified communication, security, networking, wireless, server/storage, virtualization, mobility, power and cooling, desktop, notebook, point-of-sale, managed print services, digital signage and software. Our team of more than 700 engineers, project managers, consultants and technicians in 17 geographic markets across the U.S. support design, implementation and long-term solution management. These coworkers are continually developing and implementing customized solutions which are leveraged so that multiple customers can benefit from our implementation innovation and experience.

Customers

We serve over 250,000 customers in the U.S. and Canada. Excluding sales to the federal government, which are diversified across multiple agencies and departments and collectively accounted for 11.0% of 2010 net sales, we are not reliant on any one customer as our next five largest customers comprised less than 2.0% of net sales in 2010.

Inventory Management/Distribution

We utilize our information technology systems to manage our inventory in a cost-efficient manner, resulting in a rapid-turn inventory model. We generally only stock items that have attained a minimum sales volume.

Our distribution process is highly automated. Once a customer order is received and credit approved, orders are automatically routed to one of our distribution centers for picking and shipping as well as configuration and imaging services. We operate two distribution centers: an approximately 450,000 square foot facility in Vernon Hills, Illinois, and an approximately 513,000 square foot facility in North Las Vegas, Nevada. We ship over 30 million units annually on an aggregate basis from our two distribution centers. We believe that the location of our distribution centers allows us to efficiently ship products throughout the U.S. and provide timely access to our principal distributors. Our locations enable us to obtain and ship non-stocked items quickly and efficiently. We believe that competitive sources of supply are available in substantially all of the product categories we offer. We continue to improve the productivity of our distribution centers as measured by key performance indicators such as units shipped per hour worked and bin accuracy.

Information Technology Systems

Our proprietary information technology systems are a key element in our ability to be a leading multi-brand technology solutions provider. Our customized information technology and unified communication systems enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, and billing, collection of accounts receivable, sales and distribution. Our systems provide us with thorough, detailed and real-time information regarding key aspects of our business, enabling us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high levels of customer service. Our websites, which provide electronic order processing and many advanced tools, such as order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately enhance our customer relationships.

Sales and Customer Service

We have more than 2,700 coworkers in our direct selling organization, consisting of account managers and field account executives. Including over 600 additional customer-facing coworkers, such as our technology specialists, our total sales force exceeds 3,400. Account managers provide inside sales coverage to customers, including developing customer relationships by calling existing and potential customers, providing advice on products and services and partnering with specialists to develop and sell more complex solutions. Field account executives work within an assigned territory and interact with customers in-person, usually focusing on solutions that require a face-to-face interaction to sell to customers. Together, account managers and field account executives help us combine the benefits of a national technology solutions provider with a local presence.

Our goals are to simplify the complexities of technology across design, selection, procurement, integration and ongoing management and to be viewed as an indispensible extension of our customers’ IT staffs, regardless of their size. We achieve this objective by providing superior service, industry-specific knowledge and technical expertise with experienced sales people. The scale of our business allows us to segment our sales teams into customer channels so that we better understand the unique needs of customers and to provide extensive, targeted technical training to our direct selling organization.

Purchasing, Vendor Partner and Distributor Relationships

We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2010, we purchased approximately 47% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors. Purchases from wholesale distributors Ingram Micro, Tech Data and SYNNEX represented approximately 13%, 12% and 11%, respectively, of our total purchases. Sales of products manufactured by Hewlett-Packard comprised approximately 24% of our 2010 net sales. We are authorized by OEMs to sell via direct marketing all or selected products offered by the manufacturer. Our authorization with each OEM provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also operate as a reseller for major software publishers that allows the end-user customer to acquire packaged software or licensed products and services. Vendor incentive programs are at the discretion of our vendor partners and usually require the achievement of a specified sales volume or growth rate within a specified period of time to qualify for all, or some, of the incentive programs.

Competition

The market for technology products and services is highly competitive. Competition is based on the ability to tailor specific solutions to customer needs, quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. Our competition includes:

•	direct marketers such as Insight Enterprises, PC Connection, PC Mall, Softchoice and GTSI;

•	value-added resellers, including larger ones such as Logicalis, Agilysis, Sirius, and many regional and local value-added resellers;

•	manufacturers such as Dell, Hewlett-Packard, and Apple, who sell directly to customers;

•	e-tailers such as Tiger Direct, Buy.com, Amazon and Newegg;

•	large service providers and system integrators such as IBM, Accenture, HP/EDS and Dell/Perot;

•	retailers such as Best Buy, Office Depot, Office Max, Staples, Wal-Mart, Sam’s Club and Costco.

We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For a discussion of the risks associated with competition, see “Risk Factors” included elsewhere in this report.

Coworkers

As of December 31, 2010, we employed more than 6,200 coworkers, none of whom is covered by collective bargaining agreements. We consider our coworker relations to be good.

Intellectual Property

The CDW trademark and certain variations thereon are registered or subject to pending trademark applications. We believe our trademarks have significant value and are important factors in our marketing programs. In addition, we own domain names, including cdw.com and cdwg.com, for our primary trademarks. Finally, we have unregistered copyrights in our website content.

Equity Sponsors

Madison Dearborn, based in Chicago, is one of the most experienced and successful private equity investment firms in the United States. Madison Dearborn has raised over $18 billion of capital since its formation in 1992 and has invested in more than 100 companies. Madison Dearborn-affiliated investment funds invest in businesses across a broad spectrum of industries, including basic industries, communications, consumer, energy and power, financial services and health care.

Providence Equity is a leading global private equity firm focused on media, entertainment, communications and information services investments. Providence Equity has over $22 billion of equity under management and has invested in more than 100 companies over its 20-year history. Providence Equity is headquartered in Providence, Rhode Island and has offices in New York, Los Angeles, London, Hong Kong and New Delhi.

Item 1A. Risk Factors

There are many factors that affect our business and the results of operations, some of which are beyond our control. The following is a description of some important factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Risks Related to Our Indebtedness

Our substantial indebtedness could have a material adverse effect on our financial condition and our business and our ability to incur additional indebtedness could intensify these risks.

We are a highly leveraged company, and our substantial level of indebtedness increases the risk that we may be unable to generate sufficient cash to pay amounts due in respect to our indebtedness. As of December 31, 2010, we had $4.29 billion of total debt and capitalized lease obligations outstanding and $9.6 million of obligations outstanding under our trade financing agreements and the ability to borrow an additional $548.0 million under our senior secured asset-based revolving credit facility (the “Revolving Loan”). Subject to the limits contained in our senior credit facilities and indentures, we may be able to incur additional debt from time to time, including drawing on our Revolving Loan, to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our business associated with our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•

requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	requiring us to comply with restrictive covenants in our senior credit facilities and indentures, which limit the manner in which we conduct our business;

•	making it more difficult for us to obtain vendor financing from our vendor partners;

•	limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;

•	placing us at a competitive disadvantage compared to any of our less leveraged competitors;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions; and

•

limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

Restrictive covenants under our senior credit agreements and indentures may adversely affect our operations and liquidity.

Our senior credit agreements and our indentures contain, and any future indebtedness of ours may contain, various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or make distributions to holders of our capital stock or to make certain other restricted payments or investments;

•	repurchase or redeem capital stock;

•	make loans, capital expenditures or investments or acquisitions;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

Upon the occurrence of an event of default under our senior credit agreements or indentures, the holders of such indebtedness could elect to declare all amounts outstanding to be due and payable, require us to apply all of our available cash to repay these amounts and exercise other remedies. If such indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2010, we had $1,860.6 million of variable rate debt outstanding. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to do so in the future on acceptable terms or that such caps or the caps we have in place now will be effective.

Risks Related to Our Business

General economic conditions could negatively affect technology spending by our customers and put downward pressure on prices, which may have an adverse impact on our business, results of operations or cash flows.

Weak economic conditions generally, sustained uncertainty about global economic conditions or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, during the economic downturn at the end of 2008 and in 2009, due to a number of factors, including declines in the availability of credit, weakening consumer and business confidence and increased unemployment, we experienced significantly reduced revenue and gross margins when our customers and potential customers reduced their spending on technology and put downward pressure on prices.

Our financial performance could be adversely affected by decreases in spending on technology products and services by our Public segment customers.

Our sales to our Public segment customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for 11.0% of 2010 net sales. An adverse change in government spending policies, budget priorities or revenue levels could cause our Public segment customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

Our business depends on our vendor partner relationships and the availability of their products.

We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2010, we purchased approximately 47% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor incentive programs, including purchase rebates, sales volume rebates and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. In addition, a reduction in the amount of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows.

From time to time, vendor partners may terminate or limit our right to sell some or all of their products or change the terms and conditions or reduce or discontinue the incentives that they offer us. For example, there is no assurance that, as our vendor partners continue to sell directly to end users and through resellers, they will not limit or curtail the availability of their products to resellers like us. Any such termination or limitation or the implementation of such changes could have a negative impact on our business, results of operations or cash flows.

Although we purchase from a diverse vendor base, in 2010, products we purchased from distributors Ingram Micro, Tech Data and SYNNEX represented approximately 13%, 12% and 11%, respectively, of our total purchases. In addition, sales of Apple, Cisco, Hewlett-Packard, Lenovo and Microsoft products comprise a substantial portion of our sales, representing approximately 50% of net sales in 2010. Sales of products manufactured by Hewlett-Packard represented approximately 24% of our 2010 net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows. Further, mergers among manufacturers could have an adverse impact on our business, results of operations or cash flows.

Our sales are dependent on continued innovations in hardware, software and services offerings by our vendor partners and the competitiveness of their offerings.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings. We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. A decrease in the rate of innovation, or the lack of acceptance of innovations by customers, could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example by providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell such new offerings to customers, our business, results of operations or cash flows could be adversely affected.

We also are dependent upon our vendor partners for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. To the extent that a vendor’s offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, our business, results of operations or cash flows could be adversely impacted.

Substantial competition could reduce our market share and significantly harm our financial performance.

Our current competition includes:

•	direct marketers, such as Insight Enterprises, PC Connection, PC Mall, Softchoice and GTSI;

•	value-added resellers, including larger ones such as Logicalis, Agilysis, Sirius and many regional and local value-added resellers;

•	manufacturers, such as Dell, Hewlett-Packard and Apple, who sell directly to customers;

•	e-tailers, such as Tiger Direct, Buy.com, Amazon and Newegg;

•	large service providers and system integrators, such as IBM, Accenture, HP/EDS and Dell/Perot; and

•	retailers such as Best Buy, Office Depot, Office Max, Staples, Wal-Mart, Sam’s Club and Costco.

We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors.

Some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to customers. In addition, traditional OEMs are increasing their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. Moreover, newer, potentially disruptive technologies exist and are being developed that deliver technology solutions as a service, for example, software as a service (“SaaS”) and hardware as a service (“HaaS”). These technologies could increase the amount of sales directly to customers rather than through resellers like us, or could lead to a reduction in our profitability. If any of these trends becomes more prevalent, it could adversely affect our business, results of operations or cash flows.

We focus on offering a high level of service to gain new customers and retain existing customers. To the extent we face increased competition to gain and retain customers, we may be required to reduce prices, increase advertising expenditures or take other actions which could adversely affect our business, results of operations or cash flows. Additionally, some of our competitors may reduce their prices in an attempt to stimulate sales, which may require us to reduce prices. This would require us to sell a greater number of products to achieve the same level of net sales and gross profit. If such a reduction in prices occurs and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.

The success of our business depends on the continuing development, maintenance and operation of our information technology systems.

Our success is dependent on the accuracy, proper utilization and continuing development of our information technology systems, including our business systems, Web servers and voice and data networks. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:

•	conduct business with our customers;

•	manage our inventory and accounts receivable;

•	purchase, sell, ship and invoice our hardware and software products and provide and invoice our services efficiently and on a timely basis; and

•	maintain our cost-efficient operating model.

The integrity of our information technology systems is vulnerable to disruption due to forces beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, including computer viruses and malicious hackers, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our business and results of operations.

Breaches of data security could impact our business.

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers and others. In addition, we operate three customer data centers which may contain both business-critical data and confidential information of our customers. In connection with our services business, our coworkers also have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, breaches in security could expose us, our customers or other individuals to a risk of loss or misuse of this information, resulting in litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.

The failure to comply with our Public segment contracts or applicable laws and regulations could result in, among other things, fines or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations or cash flows.

Revenues from our Public segment customers are derived from sales to governmental departments and agencies, educational institutions and healthcare customers, through various contracts and open market sales. Sales to Public segment customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including but not limited to the False Claims Act and the Medicare and Medicaid Anti-Kickback Statute) could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other Public segment customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the Public segment. In addition, generally contracts in the Public segment are terminable at any time for convenience of the contracting agency or upon default. The effect of any of these possible actions by any governmental department or agency could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.

If we fail to provide high-quality services to our customers, or if our third-party service providers fail to provide high-quality services to our customers, our reputation, business, results of operations or cash flows could be adversely affected.

Our service offerings include field services, managed services, warranties, configuration services and partner services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. Finally, we also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high quality services to our customers or such services result in a disruption of our customers’ businesses, our reputation with our customers and our business, results of operations or cash flows could be adversely affected.

If we lose any of our key personnel, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.

Our success is in part dependent upon our ability to attract, develop and retain key personnel to manage and grow our business, including executive, management, sales, service and technical coworkers. If we are unable to do so, our operating results could be negatively impacted. We cannot guarantee that we will be able to attract, develop and retain personnel as and when necessary in the future. Further, we make a significant investment in the training of our sales and services personnel. Our inability to retain such personnel or to train them effectively to meet our needs could cause a decrease in the overall quality and efficiency of our sales and services personnel, which could have an adverse effect on our business, results of operations or cash flows.

The interruption of the flow of products from international suppliers could disrupt our supply chain.

A significant portion of the products we sell are manufactured or purchased by our vendor partners outside of the U.S., primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes, such as strikes.

We cannot predict whether the countries in which the products we sell are purchased or manufactured, or may be purchased or manufactured in the future, will be subject to new or additional trade restrictions imposed by the U.S. or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargos, safeguards and customs restrictions against the products we sell, as well as foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations or cash flows.

A natural disaster or other adverse occurrence at one of our primary facilities or customer data centers could damage our business.

Substantially all of our corporate, warehouse and distribution functions are located at our Vernon Hills, Illinois facilities and our second distribution center in North Las Vegas, Nevada. If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize the other distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate three customer data centers and numerous sales offices which may contain both business-critical data and confidential information of our customers. A natural disaster or other adverse occurrence at any of the customer data centers or at any of our major sales offices could negatively impact our business, results of operations or cash flows.

We are heavily dependent on commercial delivery services.

We generally ship hardware products to our customers by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

We are exposed to accounts receivable and inventory risks.

We extend credit to our customers for a significant portion of our net sales, typically on 30-day payment terms. We are subject to the risk that our customers may not pay for the products they have purchased, or may pay at a slower rate than we have historically experienced, the risk of which is heightened during periods of economic downturn or, in the case of Public segment customers, during periods of budget constraints.

We are also exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments that created more rapid obsolescence or if our vendor partners were to change their terms and conditions, our inventory risks could increase. We also periodically take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendor partners or we may decide to carry high inventory levels of certain products that have limited or no return privileges due to customer demand. These bulk purchases could increase our exposure to inventory obsolescence.

We could be exposed to additional risks if we make acquisitions or enter into alliances.

We may pursue transactions, including acquisitions or alliances, in an effort to extend or complement our existing business. These types of transactions involve numerous risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses, any of which could adversely affect our operations.

Our future operating results may fluctuate significantly.

We may experience significant variations in our future quarterly results of operations. These fluctuations may result from many factors, including the condition of the technology industry in general, shifts in demand and pricing for hardware, software and services and the introduction of new products or upgrades.

Our operating results are also highly dependent on our level of gross profit as a percentage of net sales. Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control, including pricing pressures; changes in product costs from our vendor partners; the availability of price protection, purchase discounts and incentive programs from our vendor partners; changes in product, order size and customer mix; the risk of some items in our inventory becoming obsolete; increases in delivery costs that we cannot pass on to customers; and general market and competitive conditions.

In addition, our cost structure is based, in part, on anticipated sales and gross margins. Therefore, we may not be able to adjust our cost structure quickly enough to compensate for any unexpected sales or gross margin shortfall, and any such inability could have an adverse effect on our business, results of operations or cash flows.

We may have higher than anticipated tax liabilities.

We are subject to various taxes in the U.S. and Canada. Our effective income tax rate and overall tax expenses may be adversely impacted by various factors, many of which our outside or our control, including:

•	changes in the proportion of pre-tax income in the various jurisdictions in which we operate that have differing statutory rates;

•	changes in the jurisdictions in which we operate;

•	changes in our corporate structure that would change the amount of pre-tax income subject to taxation in various jurisdictions;

•	changes in tax rates in the jurisdictions in which we are subject to tax;

•	changes in tax laws, regulations, and/or interpretations of such tax laws in the jurisdictions in which we are subject to tax;

•	imposition of new taxes;

•	resolutions of tax issues that are being disputed or under examination and any related interest and penalties;

•

expiration of tax incentives or changes in our business that reduce the level of activity or base subject to the tax incentive and changes in the level of our business that impact the amounts received under; and

•	tax effects related to purchase accounting for acquisitions.

We report our results based on our determination of the amount of taxes we owe in various tax jurisdictions in which we operate. The determination of our provision for income taxes and other tax related liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is subject to review or examination by tax authorities in various tax jurisdictions. Any adverse outcome of such review or examination could have a negative impact on our results and financial condition. The resolution of various tax examinations, audits and disputes may differ from the liabilities recorded in our financial statements and may adversely affect our financial results and cash flows.

We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims.

We rely on copyright, trademark, trade secret and patent laws, as well as confidentiality, invention assignment, nonsolicitation and noncompetition agreements to protect our intellectual property. There can be no assurance that these laws and agreements will provide sufficient protection of our intellectual property, and it is possible that third parties may obtain and use our confidential information and trade secrets without authorization or infringe on our intellectual property rights, which could impair our competitive position and adversely affect our business, results of operations or cash flows.

From time to time in the ordinary course of business, parties assert various intellectual property infringement claims against us, including allegations of patent infringement, either because of our business systems or because we resell allegedly infringing hardware, software or services. If there is a determination that we have infringed the intellectual property rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the intellectual property rights, which could force us to change our business systems or hardware, software or services offerings in the future.

We are exposed to risks from legal proceedings and audits.

We are party to various legal proceedings that arise from time to time in the ordinary course of our business. We are also subject to audits by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. Current and future litigation, governmental proceedings and audits that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, current and future litigation, governmental proceedings or audits could lead to increased costs or interruptions of our normal business operations. Litigation, governmental proceedings and audits involve uncertainties and it is possible that the eventual outcome of any litigation, governmental proceeding or audit could adversely affect our business, results of operations or cash flows.

We are controlled by the equity sponsors, whose interests may differ from our other stakeholders.

Substantially all of the common stock of Parent is held indirectly by investment funds affiliated with, or co-investment vehicles controlled by, the equity sponsors. As a result, the equity sponsors control us and have the power to elect all of the members of Parent’s board of directors and approve any action requiring the approval of the holders of Parent’s stock, including approving acquisitions or sales of all or substantially all of our assets. The directors appointed by the equity sponsors have the ability to control decisions affecting our capital structure, including the issuance of additional debt and capital stock, the declaration of dividends, and to appoint new management. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of the equity sponsors might conflict with the interests of our other equity holders, debt holders or other stakeholders. Additionally, the equity sponsors are in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The equity sponsors may also separately pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Since our equity securities, which are not registered under the Exchange Act, are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchange.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2010, we owned or leased a total of approximately 2.1 million square feet of space throughout the U.S. and Canada. We own two properties: a combined office and an approximately 450,000 square foot distribution center in Vernon Hills, Illinois, and an approximately 513,000 square foot distribution center in North Las Vegas, Nevada. In addition, we conduct sales, services and administrative activities in various leased locations throughout North America, including data centers in Madison, Wisconsin and Minneapolis, Minnesota.

We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability.

Item 3. Legal Proceedings

We are party to legal proceedings that arise from time to time in the ordinary course of our business, including various pending litigation matters. We are also subject to audit by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. In addition, from time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.

We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our consolidated results of operations for a particular period.

The investment banks that were initial parties to our amended and restated senior bridge loan agreement and amended and restated senior subordinated bridge loan agreement requested, in a letter to us dated April 18, 2008, that we issue long-term debt securities to refinance the bridge loans we issued under those agreements. The letter further requested that if we did not issue these long-term debt securities, additional interest accrue under those agreements at the same rates that would have been applicable to the long-term debt securities had they been issued on that date. If the banks were to pursue these claims, we believe that the maximum amount at issue would be approximately $80.6 million. We do not believe that we were required to issue any long-term debt securities in 2008 and therefore do not believe that we owe any additional interest. Accordingly, we did not accrue any amount in respect thereof as of December 31, 2010 or for any prior periods.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock is privately held, and there is no established public trading market for our common stock.

Holders

All of our outstanding common stock is owned by CDW Holdings LLC.

Dividends

We did not pay any dividends in 2009 or 2010.

Our senior credit agreements and indentures impose restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may deem relevant. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report.

Item 6. Selected Financial Data

The selected financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.

The application of purchase accounting in connection with the Acquisition resulted in a new entity for financial reporting purposes. We refer to CDW Corporation and its subsidiaries prior to the Acquisition as the “Predecessor.” We refer to CDW Corporation and its subsidiaries following the Acquisition as the “Successor.” We have derived the selected financial data presented below as of December 31, 2009 and December 31, 2010 and for the years ended December 31, 2008, 2009 and 2010 from our audited consolidated financial statements and related notes, which are included elsewhere in this report. The selected financial data as of December 31, 2007 and December 31, 2008 and for the period October 12, 2007 through December 31, 2007 have been derived from Successor’s audited consolidated financial statements as of and for those periods, which are not included in this report. The selected financial data as of December 31, 2006 and October 11, 2007 and for the year ended December 31, 2006 and the period January 1, 2007 through October 11, 2007 have been derived from Predecessor’s audited consolidated financial statements as of and for those periods, which are not included in this report. As part of the Acquisition on October 12, 2007, we entered into various financing arrangements and, as a result, we now have a different capital structure than we had prior to the Acquisition. Accordingly, the results of operations for periods subsequent to the Acquisition will not necessarily be comparable to prior periods.

The following are some of the items affecting comparability of the selected financial data for the periods presented:

•

In connection with the Acquisition, the purchase price of Predecessor was allocated to the assets acquired and liabilities assumed based on their estimated fair market values on October 12, 2007. This purchase price allocation resulted in significant changes to certain balance sheet items, including deferred income tax assets and liabilities, property and equipment, intangible assets and goodwill.

•

In connection with the Acquisition, we entered into various financing arrangements on October 12, 2007, of which $4,640.0 million was funded at closing of the Acquisition. This resulted in significantly increased interest expense for all periods subsequent to the Acquisition.

•

In connection with the Acquisition, we recorded customer relationships, trade names, internally developed software and other intangible assets with an estimated fair value of $2,323.8 million. These assets are amortized on a straight-line basis over their estimated useful lives which range from five to twenty years. This resulted in significantly increased amortization expense for all periods subsequent to the Acquisition.

•

In connection with the Acquisition, we incurred certain Acquisition-related costs. This included investment banking, legal and other third-party costs, along with non-cash equity-based compensation expense resulting from the accelerated vesting of stock options and restricted stock units in connection with the Acquisition. During the periods January 1, 2007 to October 11, 2007, and October 12, 2007 to December 31, 2007 we incurred $144.4 million and $26.7 million, respectively, of these Acquisition-related costs.

•

During the years ended December 31, 2008 and 2009, we recorded goodwill impairment charges of $1,712.0 million and $241.8 million, respectively. These impairments were primarily attributable to deterioration in macroeconomic conditions and overall declines in net sales.

	Predecessor		Successor
	Year Ended December 31,	Period from January 1, 2007 to October 11,	Period from October 12, 2007 to December 31,	Year Ended December 31,
(in millions)	2006	2007	2007	2008	2009	2010
Statement of Operations Data:
Net sales	$6,785.5	$6,344.3	$1,800.2	$8,071.2	$7,162.6	$8,801.2
Cost of sales	5,715.7	5,320.8	1,505.8	6,710.2	6,029.7	7,410.4

Gross profit	1,069.8	1,023.5	294.4	1,361.0	1,132.9	1,390.8

Selling and administrative expenses	530.1	656.0	221.8	894.8	821.1	932.1
Advertising expense	118.3	97.3	27.0	141.3	101.9	106.0
Litigation settlement	25.0	—	—	—	—	—
Goodwill impairment	—	—	—	1,712.0	241.8	—

Income (loss) from operations	396.4	270.2	45.6	(1,387.1)	(31.9)	352.7

Interest income (expense), net	19.8	16.8	(104.6)	(390.3)	(431.7)	(391.9)
Net gain on extinguishments of long-term debt	—	—	—	—	—	2.0
Other (expense) income, net	(1.8)	(0.6)	0.2	0.2	2.4	0.2

Income (loss) before income taxes	414.4	286.4	(58.8)	(1,777.2)	(461.2)	(37.0)

Income tax (expense) benefit	(148.3)	(112.1)	18.5	12.1	87.8	7.8

Net income (loss)	$266.1	$174.3	$(40.3)	$(1,765.1)	$(373.4)	$(29.2)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$391.6	$664.3	$15.6	$94.4	$88.0	$36.6
Working capital	1,020.2	1,418.3	836.0	877.6	923.2	675.4
Total assets (1)	2,008.1	2,615.2	8,296.4	6,276.3	5,976.0	5,943.8
Total debt and capitalized lease obligations (2)	0.8	0.3	4,617.7	4,633.5	4,621.9	4,290.0
Total shareholders’ equity (deficit)	1,387.2	1,737.4	2,068.9	262.2	(44.7)	(43.5)

Other Financial Data:
Capital expenditures	$85.6 (3)	$38.7	$8.0	$41.1	$15.6	$41.5
Depreciation and amortization	28.1	33.7	46.3	218.4	218.2	209.4
Gross profit as a percentage of net sales	15.8%	16.1%	16.4%	16.9%	15.8%	15.8%
Ratio of earnings to fixed charges (4)	84:1	63:1	(a )	(a )	(a )	(a )
EBITDA (5)	422.7	303.3	92.1	(1,168.5)	188.7	564.3
Adjusted EBITDA (5)	471.4	456.9	125.0	570.6	465.4	601.8

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities (1)	$219.5	$213.5	$(171.2)	$174.2	$98.5	$426.9
Investing activities	(99.6)	200.0	(6,399.6)	(60.3)	(82.6)	(125.4)
Financing activities (1)	(173.0)	101.2	6,586.5	(34.6)	(22.8)	(353.3)

(1)	Reclassifications have been made to historical amounts to conform to the current presentation.
(2)

Excludes borrowings of $108.1 million, $122.8 million, $75.3 million, $34.1 million, $25.0 million and $9.6 million, as of December 31, 2006, October 11, 2007, December 31, 2007, December 31, 2008, December 31, 2009 and December 31, 2010, respectively, under our trade financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(3)	Includes $29.6 million for the purchase of our North Las Vegas, Nevada distribution center in December 2006.
(4)

For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes minus income from equity investees plus fixed charges. Fixed charges consist of interest expensed and the portion of rental expense we believe is representative of the interest component of rental expense.

a.	For the period October 12, 2007 to December 31, 2007 and the years ended December 31, 2008, 2009 and 2010, earnings available for fixed charges were inadequate to cover fixed charges by $58.8 million, $1,777.2 million, $461.2 million and $37.0 million, respectively.

(5)

EBITDA is defined as consolidated net income (loss) before interest income (expense), income tax benefit (expense), depreciation, and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, is calculated by adjusting EBITDA for certain items of income and expense including (but not limited to) the following: (a) non-cash equity-based compensation; (b) goodwill impairment charges; (c) sponsor fees; (d) certain consulting fees; (e) debt-related legal and accounting costs; (f) equity investment gains and losses; (g) certain severance and retention costs; (h) gains and losses from the early extinguishment of debt; (i) gains and losses from asset dispositions outside the ordinary course of business; (j) Acquisition-related costs; (k) equity compensation payroll taxes; and (l) non-recurring, extraordinary or unusual gains or losses or expenses.

We have included a reconciliation of EBITDA and Adjusted EBITDA in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

The following unaudited table sets forth reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Predecessor		Successor
	Year Ended December 31,	Period from January 1, 2007 to October 11,	Period from October 12, 2007 to December 31,	Year Ended December 31,
(in millions)	2006	2007	2007	2008	2009	2010
Net income (loss)	$266.1	$174.3	$(40.3)	$(1,765.1)	$(373.4)	$(29.2)
Depreciation and amortization	28.1	33.7	46.3	218.4	218.2	209.4
Income tax expense (benefit)	148.3	112.1	(18.5)	(12.1)	(87.8)	(7.8)
Interest (income) expense, net	(19.8)	(16.8)	104.6	390.3	431.7	391.9

EBITDA	422.7	303.3	92.1	(1,168.5)	188.7	564.3

Non-cash equity-based compensation	15.8	7.5	4.2	17.8	15.9	11.5
Acquisition-related costs (1)	—	144.4	26.7	—	—	—
Sponsor fees	—	—	2.0	5.0	5.0	5.0
Goodwill impairment	—	—	—	1,712.0	241.8	—
Net gain on extinguishments of long-term debt	—	—	—	—	—	(2.0)
Litigation settlement	25.0	—	—	—	—	—
Other adjustments (2)	7.9	1.7	—	4.3	14.0	23.0

Adjusted EBITDA	$471.4	$456.9	$125.0	$570.6	$465.4	$601.8

(1)	Non-cash equity-based compensation expense of $25.3 million related to the Acquisition is included in Acquisition-related costs in the Predecessor period from January 1, 2007 to October 11, 2007.
(2)

Includes certain severance and retention costs, certain consulting fees, debt-related legal and accounting costs, equity investment gains and losses and the gain related to the sale of the Informacast software and equipment for periods subsequent to the Acquisition. Includes equity compensation payroll taxes and certain severance costs for periods prior to the Acquisition.

The following unaudited table sets forth a reconciliation of EBITDA to net cash provided by (used in) operating activities for the periods presented:

	Predecessor		Successor
	Year Ended December 31,	Period from January 1, 2007 to October 11,	Period from October 12, 2007 to December 31,	Year Ended December 31,
(in millions)	2006	2007	2007	2008	2009	2010
EBITDA	$422.7	$303.3	$92.1	$(1,168.5)	$188.7	$564.3
Depreciation and amortization	(28.1)	(33.7)	(46.3)	(218.4)	(218.2)	(209.4)
Income tax benefit (expense)	(148.3)	(112.1)	18.5	12.1	87.8	7.8
Interest income (expense), net	19.8	16.8	(104.6)	(390.3)	(431.7)	(391.9)

Net income (loss)	266.1	174.3	(40.3)	(1,765.1)	(373.4)	(29.2)

Depreciation and amortization	28.1	33.7	46.3	218.4	218.2	209.4
Goodwill impairment	—	—	—	1,712.0	241.8	—
Equity-based compensation expense	15.8	32.8	4.2	17.8	15.9	11.5
Amortization of deferred financing costs	—	—	13.4	38.6	16.2	18.0
Deferred income taxes	(13.7)	(24.1)	(12.6)	(39.9)	(94.4)	(4.7)
Realized loss on interest rate swap agreements	—	—	—	18.6	103.2	51.5
Gross excess tax benefits from equity-based compensation	(17.1)	(73.6)	—	—	—	—
Changes in assets and liabilities	(59.5)	73.7	(182.3)	(27.1)	(27.1)	168.9
Other non-cash items	(0.2)	(3.3)	0.1	0.9	(1.9)	1.5

Net cash provided by (used in) operating activities	$219.5	$213.5	$(171.2)	$174.2	$98.5	$426.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.

Overview

We are a leading multi-brand technology solutions provider to business, government, education and healthcare customers in the U.S. and Canada. We provide comprehensive and integrated solutions for our customers’ technology needs through our extensive hardware, software and value-added service offerings. Our breadth of offerings allows our customers to streamline their procurement processes by partnering with us as a complete technology solutions provider. Our hardware offerings include products with leading brands across multiple categories such as network communications, notebooks/mobile devices, data storage, video monitors, printers, desktops and servers, among others. Our software offerings include licensing, licensing management and software solutions and services that help our customers to optimize their software investments. We offer a full-suite of value-added services, which typically are delivered as part of a technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully-integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary services including installations, sales of warranties and managed services such as remote network and data center monitoring. We believe both software and service offerings will be important growth areas for us in the future.

We have two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. Our Corporate segment is divided into medium-large business, primarily serving customers having between 100 and 1,000 employees, and small business, primarily serving customers with up to 100 employees. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business consists primarily of customized engineering services delivered by CDW professional engineers and managed services, including hosting and data center services. Revenues from the sale of hardware, software, custom configuration and third party provided services are recorded within our Corporate and Public segments.

Our business is well-diversified across customers, product and service offerings and vendors from whom we purchase products for resale. We have aligned our sales and marketing functions around customer channels to retain and increase our sales to existing customers and to acquire new customers. We have an experienced and dedicated direct selling organization consisting of account managers who provide inside sales coverage, and field account executives who work within an assigned territory and interact with customers in person. Our direct selling organization is supported by a team of technology specialists who design solutions and provide recommendations in the selection and procurement processes. We purchase products for resale from OEMs and distributors. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. We are authorized by OEMs to sell via direct marketing all or selected products offered by the manufacturer. We also operate as a reseller for major software publishers that allows the end-user customer to acquire packaged software or licensed products and services. Our authorization with each OEM or software publisher may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as volume rebates and cooperative advertising reimbursements.

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

An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. During the recent economic downturn beginning in late 2008 and into 2009, we experienced significantly lower sales and gross profit as our customers generally reduced spending on information technology products and services. During 2010, we experienced significant increases in sales, gross profit and operating income compared to 2009. While general economic conditions and our recent operating results have generally improved, competitive pricing pressures continue in the market. Downturns in the global economy, declines in the availability of credit, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for 11.0% of our net sales in 2010. Further, our sales to state and local governments accounted for 4.6% of our net sales in 2010. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. See “Risk Factors” included elsewhere in this report for further discussion.

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$8,801.2	100.0%	$7,162.6	100.0%
Cost of sales	7,410.4	84.2	6,029.7	84.2

Gross profit	1,390.8	15.8	1,132.9	15.8

Selling and administrative expenses	932.1	10.6	821.1	11.4
Advertising expense	106.0	1.2	101.9	1.4
Goodwill impairment	—	—	241.8	3.4

Income (loss) from operations	352.7	4.0	(31.9)	(0.4)

Interest expense, net	(391.9)	(4.4)	(431.7)	(6.0)
Net gain on extinguishments of long-term debt	2.0	—	—	—
Other income, net	0.2	—	2.4	—

Loss before income taxes	(37.0)	(0.4)	(461.2)	(6.4)

Income tax benefit	7.8	0.1	87.8	1.2

Net loss	$(29.2)	(0.3)%	$(373.4)	(5.2)%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year percentage change in net sales for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Percent Change (1)
Corporate	$4,833.6	54.9%	$3,818.2	53.3%	26.6%
Public	3,560.6	40.5	3,035.5	42.4	17.3
Other	407.0	4.6	308.9	4.3	31.8

Total net sales	$8,801.2	100.0%	$7,162.6	100.0%	22.9%

(1)	There were 254 selling days in both the years ended December 31, 2010 and 2009.

The following table presents our net sales by customer channel for our Corporate and Public segments and the dollar and percentage change between periods in net sales for the years ended December 31, 2010 and 2009:

(in millions)	Years Ended December 31,
	2010	2009	Dollar Change	Percent Change
Corporate:
Medium / Large	$3,867.3	$3,014.8	$852.5	28.3%
Small Business	966.3	803.4	162.9	20.3

Total Corporate	$4,833.6	$3,818.2	$1,015.4	26.6%

Public:
Government	$1,368.6	$1,270.7	$97.9	7.7%
Education	1,200.6	1,040.5	160.1	15.4
Healthcare	991.4	724.3	267.1	36.9

Total Public	$3,560.6	$3,035.5	$525.1	17.3%

Total net sales in 2010 increased $1,638.5 million, or 22.9%, to $8,801.2 million, compared to $7,162.6 million in 2009. There were 254 selling days in both 2010 and 2009. The increase in total net sales was the result of general growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of sales growth in 2010 was the rebound by our Corporate segment, which was significantly impacted by the recent economic downturn.

Corporate segment net sales in 2010 increased $1,015.4 million, or 26.6%, compared to 2009. Within our Corporate segment, net sales to medium / large customers increased 28.3% between years, while net sales to small business customers increased 20.3%. Public segment net sales in 2010 increased $525.1 million, or 17.3%, between years driven by growth across all customer channels. Net sales to healthcare customers increased $267.1 million, or 36.9%, between years driven by volume increases and additional sales resulting from an expanded relationship with a group purchasing organization beginning in the fourth quarter of 2009.

Gross profit

Gross profit increased $258.0 million, or 22.8%, to $1,390.8 million in 2010, compared to $1,132.9 million in 2009, which reflected increased sales across our hardware, software and services categories. The increase in gross profit dollars was driven primarily by unit growth and favorable price/mix within the hardware category, though hardware product margin remained relatively flat between years. As a percentage of total net sales, gross profit was 15.8% in both 2010 and 2009, driven by continued competitive pressures in the marketplace. Vendor funding, including purchase discounts, volume rebates and cooperative advertising, increased in 2010, but was relatively flat as a percentage of net sales between years. Following the first quarter of 2010, gross profit margin by quarter improved on a year-over-year basis, as general economic conditions improved.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses

Selling and administrative expenses increased $111.0 million, or 13.5%, to $932.1 million in 2010, compared to $821.1 million in 2009. The increase was primarily due to higher payroll costs of $100.6 million as a result of higher sales compensation and increases in other variable compensation costs such as incentive bonuses consistent with higher sales and gross profit. In addition, coworker-related costs increased $15.5 million in 2010 compared to 2009, primarily due to an increase of $11.9 million in profit sharing/401(k) costs, while travel and entertainment expense increased $2.5 million and sales and use tax expense increased $2.1 million. These increases were partially offset by lower depreciation expense of $8.2 million and lower bad debt expense of $3.0 million in 2010 compared to 2009. Throughout 2010, we continued to cautiously make selective investments in our coworkers as our outlook improved. Our sales force increased to 3,405 coworkers at December 31, 2010, compared to 3,307 coworkers at December 31, 2009, and total coworker count also increased to 6,268 coworkers at December 31, 2010, compared to 6,173 coworkers at December 31, 2009.

Advertising expense

Advertising expense increased $4.0 million, or 4.0%, to $106.0 million in 2010, compared to $101.9 million in 2009. Increased expenses related to the production of a new advertising campaign, e-commerce support and customer-focused marketing events were partially offset by decreased spending in catalog production and circulation. As a percentage of net sales, advertising expense was 1.2% in 2010, compared to 1.4% in 2009.

Goodwill impairment

We did not record any goodwill impairment charges in 2010, as we performed and passed the annual evaluation of goodwill as of December 1, 2010. The goodwill balances at December 31, 2010 for our Corporate, Public and Other segments were $1,223.0 million, $907.3 million and $78.8 million, respectively.

We recorded goodwill impairment charges of $241.8 million in 2009. Continued deterioration in macroeconomic conditions and the overall decline in our net sales during the first half of 2009 indicated that it was more likely than not that the fair value of certain of our reporting units was reduced to below the respective carrying amount. We considered this a triggering event under generally accepted accounting principles (“GAAP”) and performed an interim evaluation of goodwill as of June 1, 2009. As a result of that goodwill impairment evaluation, we recorded a goodwill impairment charge of $235.0 million in the second quarter of 2009. This charge was comprised of $207.0 million for our Corporate segment, or 14% of the total goodwill for that segment, and $28.0 million for the CDW Advanced Services business, or 38% of the total goodwill for that operating segment. In addition to the goodwill evaluation noted above, we recorded $6.8 million of goodwill in the fourth quarter of 2009 for certain trade credits for periods prior to the Acquisition which was immediately impaired upon recognition.

Income (loss) from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$256.2	5.3%	$(56.7)	(1.5)%	551.8%
Public	193.0	5.4	150.7	5.0	28.0
Other	14.3	3.5	(23.2)	(7.5)	161.6
Headquarters (2)	(110.8)	N/A	(102.7)	N/A	(7.8)

Total income (loss) from operations	$352.7	4.0%	$(31.9)	(0.4)%	1,205.3%

Goodwill impairment included in loss from operations:
Corporate	$—	—%	$(212.4)	(5.6)%	N/A
Public	—	—	(1.1)	—	N/A
Other	—	—	(28.3)	(9.2)	N/A

Total goodwill impairment	$—	—%	$(241.8)	(3.4)%	N/A

(1)

Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $352.7 million in 2010, an increase of $384.6 million compared to a loss from operations of $31.9 million in 2009. This increase was primarily due to the prior period containing the previously discussed goodwill impairment charge of $241.8 million. Excluding the goodwill impairment charge, operating income increased $142.9 million, or 68.1% in 2010, compared to 2009. This increase was driven by higher net sales and gross profit dollars, partially offset by higher selling and administrative expenses, although we continued to contain our selling and administrative expenses through tight cost control.

Corporate segment income from operations was $256.2 million in 2010, an increase of $313.0 million compared to a loss from operations of $56.7 million in 2009. The operating loss in 2009 was due to the goodwill impairment charge of $212.4 million. Excluding the goodwill impairment charge, Corporate segment income from operations increased $100.6 million, or 64.6%, between years. The most significant driver of our Corporate segment’s increase in operating income between years was the rebound in net sales, which increased 26.6% in 2010 compared to 2009 following the economic downturn. The combination of the increased net sales and the associated gross profit dollars along with continued control of selling and administrative costs increased operating income by $60.8 million. Selling and administrative expenses were lower as a percentage of net sales in 2010 compared to 2009 despite the increased investment in coworkers discussed above. In addition, our Corporate segment income from operations benefited in 2010 from an increase of $46.0 million in income allocations from our logistics operations compared to 2009. The improved profitability of our logistics operations was driven by increased operating leverage given higher purchase volumes in 2010 while support structure costs decreased between years. Partially offsetting the above items was an increase in headquarters’ allocations of $6.2 million.

Public segment income from operations was $193.0 million in 2010, an increase of $42.3 million, or 28.0%, compared to $150.7 million in 2009. This increase reflected higher operating income of $20.4 million as a result of higher net sales and gross profit dollars, while continuing to control selling and administrative costs. Selling and administrative expenses were lower as a percentage of net sales in 2010 compared to 2009 despite the increased investment in coworkers discussed above. In addition, our Public segment income from operations benefited in 2010 from an increase of $28.9 million in income allocations from our logistics operations compared to 2009. Partially offsetting the above items was an increase in headquarters’ allocations of $7.0 million.

The income from operations within our Other segment was $14.3 million in 2010, compared to a loss from operations of $23.2 million in 2009. The operating loss for 2009 was a result of the goodwill impairment charge of $28.3 million for the CDW Advanced Services business.

The loss from operations for our Headquarters’ function of $110.8 million was $8.1 million higher than the loss of $102.7 million in 2009. The incremental loss of $8.1 million in 2010 reflected an increase in costs of $23.0 million, partially offset by higher intercompany allocations to the operating segments of $14.9 million. The $23.0 million cost increase in 2010 was driven by additional investments in coworkers primarily related to incentive compensation and profit sharing/401(k).

Interest expense, net

At December 31, 2010, our outstanding long-term debt, excluding capital leases, totaled $4,289.1 million. Net interest expense was $391.9 million in 2010, compared to $431.7 million in 2009. The decrease in interest expense was primarily due to the year-over-year change in the net non-cash impact of hedge ineffectiveness recorded in interest expense on the interest rate swap agreements, as described in Note 8 to our consolidated financial statements, which resulted in a gain of $25.8 million in 2010, compared to a loss of $28.7 million in 2009. Also contributing to the decrease were lower average outstanding debt balances during 2010 compared to 2009. Partially offsetting these items was a higher interest rate on the senior secured term loan facility as a result of the November 2009 amendment to this facility and increased expense due to changes in the fair value of the interest rate cap agreements, as described in Note 8 to our consolidated financial statements.

Net gain on extinguishments of long-term debt

We recorded a net gain of $2.0 million on the extinguishment of long-term debt resulting from two transactions during 2010.

In March 2010, we repurchased $28.5 million of principal amount of the outstanding senior subordinated loans/notes for a purchase price of $18.6 million. We recorded a gain of $9.2 million on the extinguishment of this debt in our consolidated statement of operations during the first quarter of 2010. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The $28.5 million in principal amount of loans was exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

In December 2010, we extinguished $500.0 million of the outstanding principal balance of our senior secured term loan facility as described in Note 7 to our consolidated financial statements. We recorded a loss of $7.2 million on the extinguishment of this debt in our consolidated statement of operations during the fourth quarter of 2010. This loss represents a write-off of a portion of the unamortized deferred financing costs on the senior secured term loan facility. There was no additional gain or loss resulting from the paydown of the debt balance, as the cash paid equaled the par value of the debt principal extinguished.

Income tax benefit

The income tax benefit was $7.8 million in 2010, compared to $87.8 million in 2009. The effective income tax rate, expressed by calculating the income tax benefit as a percentage of loss before income taxes, was 21.1% in 2010, compared to 19.0% in 2009. The change in the effective rate from 2009 to 2010 was due to the nondeductible goodwill charge in 2009 and a relatively higher impact on the effective tax rate of permanent items in 2010 due to the relatively small pre-tax loss. In addition, state taxes in 2010 were higher due to changes in state rates and apportionment.

Net loss

The net loss was $29.2 million in 2010, compared to a net loss of $373.4 million in 2009. The year-over-year change was primarily due to the impairment charges discussed above.

Adjusted EBITDA

Adjusted EBITDA was $601.8 million in 2010, an increase of $136.5 million, or 29.3%, compared to $465.4 million in 2009. As a percentage of net sales, Adjusted EBITDA was 6.8% in 2010, compared to 6.5% in 2009.

We have included a reconciliation of EBITDA and Adjusted EBITDA for 2010 and 2009 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. See “Selected Financial Data” included elsewhere in this report for a reconciliation of EBITDA to cash flow from operating activities.

(in millions)	Year Ended December 31,
	2010	2009
Net loss	$(29.2)	$(373.4)
Depreciation and amortization	209.4	218.2
Income tax benefit	(7.8)	(87.8)
Interest expense, net	391.9	431.7

EBITDA	564.3	188.7

Adjustments:
Goodwill impairment	—	241.8
Non-cash equity-based compensation	11.5	15.9
Sponsor fee	5.0	5.0
Consulting and debt-related professional fees	15.1	14.1
Net gain on extinguishments of long-term debt	(2.0)	—
Other adjustments (1)	7.9	(0.1)

Total adjustments	37.5	276.7

Adjusted EBITDA	$601.8	$465.4

(1)	Other adjustments include certain severance and retention costs, equity investment gains and losses and the gain related to the sale of Informacast software and equipment in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$7,162.6	100.0%	$8,071.2	100.0%
Cost of sales	6,029.7	84.2	6,710.2	83.1

Gross profit	1,132.9	15.8	1,361.0	16.9

Selling and administrative expenses	821.1	11.4	894.8	11.1
Advertising expense	101.9	1.4	141.3	1.8
Goodwill impairment	241.8	3.4	1,712.0	21.2

Loss from operations	(31.9)	(0.4)	(1,387.1)	(17.2)

Interest expense, net	(431.7)	(6.0)	(390.3)	(4.8)
Other income, net	2.4	—	0.2	—

Loss before income taxes	(461.2)	(6.4)	(1,777.2)	(22.0)

Income tax benefit	87.8	1.2	12.1	0.1

Net loss	$(373.4)	(5.2)%	$(1,765.1)	(21.9)%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year percentage change in net sales for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Percent Change (1)
Corporate	$3,818.2	53.3%	$4,852.2	60.1%	(21.3)%
Public	3,035.5	42.4	2,894.7	35.9	4.9
Other	308.9	4.3	324.3	4.0	(4.7)

Total net sales	$7,162.6	100.0%	$8,071.2	100.0%	(11.3)%

(1)	There were 254 selling days in 2009, compared to 255 selling days in 2008. On an average daily basis, total net sales decreased 10.9%.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2009 and 2008:

(in millions)	Years Ended December 31,
	2009	2008	Dollar Change	Percent Change
Corporate:
Medium / Large	$3,014.8	$3,898.6	$(883.8)	(22.7)%
Small Business	803.4	953.6	(150.2)	(15.7)

Total Corporate	$3,818.2	$4,852.2	$(1,034.0)	(21.3)%

Public:
Government	$1,270.7	$1,114.7	$156.0	14.0%
Education	1,040.5	1,034.7	5.8	0.6
Healthcare	724.3	745.3	(21.0)	(2.8)

Total Public	$3,035.5	$2,894.7	$140.8	4.9%

Total net sales in 2009 decreased $908.6 million, or 11.3%, to $7,162.6 million, compared to $8,071.2 million in 2008. There were 254 selling days in 2009, compared to 255 selling days in 2008. On an average daily basis, total net sales decreased 10.9%. The decline in total net sales between years was primarily the result of soft demand within our Corporate segment due to the general economic conditions that existed in the U.S. On a sequential quarterly basis, the year-over-year percentage decline in total net sales lessened each quarter as we progressed through the first three quarters of 2009, and we experienced modest net sales growth of 1.7% for the fourth quarter of 2009.

Corporate segment net sales in 2009 decreased $1,034.0 million, or 21.3%, compared to 2008. Within our Corporate segment, net sales to our medium / large customers decreased 22.7% between years, while net sales to our small business customers decreased at a lesser rate of 15.7%. The decline in Corporate segment net sales was the result of overall weak customer demand as hardware sales in particular succumbed to a widespread recession beginning in late 2008. Public segment net sales in 2009 increased $140.8 million between years, or 4.9%, almost entirely due to sales growth within our government channel. The increase in government net sales was driven by an increase in large orders (defined to be in excess of $100,000) to our federal customers.

Gross profit

Gross profit decreased $228.1 million, or 16.8%, to $1,132.9 million in 2009, compared to $1,361.0 million in 2008. This decrease was driven by a decline in hardware sales which reflected both lower volumes and unfavorable changes in price/mix. As a percentage of net sales, gross profit was 15.8% in 2009, compared to 16.9% in 2008. The decrease in gross profit margin between years was driven by lower product margin and, to a lesser extent, lower cooperative advertising from vendors as a percentage of net sales. The decline in product margin was driven by competitive pressures in the marketplace. Product margin also generally declines as the proportion of Public segment net sales to total net sales increases. On a sequential quarterly basis, gross profit margin declined each quarter as we progressed through the first three quarters of 2009, and moderated at 15.4% in the fourth quarter of 2009.

Selling and administrative expenses

Selling and administrative expenses decreased $73.7 million, or 8.2%, to $821.1 million in 2009, compared to $894.8 million in 2008. This was driven by a decrease of $61.7 million in payroll costs that resulted primarily from lower sales commissions and lower other variable incentive compensation, as well as a decrease in the number of sales and non-sales coworkers. Our sales force decreased to 3,307 coworkers at December 31, 2009, compared to 3,593 coworkers at December 31, 2008. In addition to implementing cost saving actions such as cancelling certain merit compensation increases and suspending the 401(k) match for 2009, we eliminated approximately 200 coworkers in mostly non-sales force positions in January 2009. Selling and administrative expenses in 2009 also reflected reduced profit sharing/401(k) expense. For 2008, the amount charged to expense for the profit sharing/401(k) plan totaled $11.9 million. Of this amount, we reversed $8.0 million to income in the second quarter of 2009, as the payout of this amount was partially based upon certain financial objectives in 2009 that were not achieved. This reversal was partially offset by $6.4 million of plan expense recorded in 2009, resulting in a net credit of $1.6 million attributed to the profit sharing/401(k) plan for 2009. These decreases were partially offset by an increase of $9.9 million in consulting and advisory fees and expenses in 2009 compared to 2008.

Advertising expense

Advertising expense decreased $39.4 million, or 27.9%, to $101.9 million in 2009, compared to $141.3 million in 2008. As a percentage of net sales, advertising expense decreased to 1.4% in 2009, compared to 1.8% in 2008. The decrease in advertising expense was primarily the result of less national TV and magazine advertising.

Goodwill impairment

We recorded goodwill impairment charges of $241.8 million in 2009 and $1,712.0 million in 2008. Continued deterioration in macroeconomic conditions and the overall decline in our net sales during the first half of 2009 indicated that it was more likely than not that the fair value of certain of our reporting units was reduced to below the respective carrying amount. We considered this a triggering event under GAAP and performed an interim evaluation of goodwill as of June 1, 2009. As a result of that goodwill impairment evaluation, we recorded a goodwill impairment charge of $235.0 million in the second quarter of 2009. This charge was comprised of $207.0 million for our Corporate segment and $28.0 million for the CDW Advanced Services business. For financial reporting purposes, the CDW Advanced Services business is combined with Canada and shown as “Other.” We performed our annual evaluation of goodwill for 2009 as of December 1. Our Public segment, Canada and CDW Advanced Services reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 9%, 30%, and 35%, respectively) while our Corporate segment reporting unit did not pass the first step. Accordingly, we performed the second step of the goodwill evaluation for our Corporate segment reporting unit, the results of which did not require us to record an impairment charge as the implied fair value of goodwill of this reporting unit exceeded the carrying value of goodwill by 10%. In addition to the goodwill evaluations noted above, we recorded $6.8 million of goodwill in the fourth quarter of 2009 for certain trade credits for periods prior to the Acquisition which was immediately impaired upon recognition. The goodwill balances at December 31, 2009 for our Corporate, Public and Other segments were $1,223.0 million, $907.3 million and $77.1 million, respectively.

The total goodwill impairment charge of $1,712.0 million in 2008 was comprised of $1,359.0 million for our Corporate segment and $353.0 million for our Public segment, and was primarily the result of deteriorating macroeconomic conditions during the fourth quarter of 2008. See Note 4 to our consolidated financial statements for further information on goodwill and the related impairment charges. The goodwill balances at December 31, 2008 for our Corporate, Public and Other segments were $1,430.0 million, $907.3 million and $104.7 million, respectively.

Loss from operations

The following table presents loss from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in loss from operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Loss from Operations
Segments: (1)
Corporate	$(56.7)	(1.5)%	$(1,104.2)	(22.8)%	94.9%
Public	150.7	5.0	(216.4)	(7.5)	169.6
Other	(23.2)	(7.5)	10.2	3.1	(328.2)
Headquarters (2)	(102.7)	N/A	(76.7)	N/A	34.0

Total loss from operations	$(31.9)	(0.4)%	$(1,387.1)	(17.2)%	97.7%

Goodwill impairment included in loss from operations:
Corporate	$(212.4)	(5.6)%	$(1,359.0)	(28.0)%	(84.4)%
Public	(1.1)	—	(353.0)	(12.2)	(99.7)
Other	(28.3)	(9.2)	—	—	N/A

Total goodwill impairment	$(241.8)	(3.4)%	$(1,712.0)	(21.2)%	(85.9)%

(1)

Segment loss from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs and expenses, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

The loss from operations was $31.9 million in 2009, compared to a loss of $1,387.1 million in 2008. The operating losses were due to the previously discussed goodwill impairment charges of $241.8 million in 2009 and $1,712.0 million in 2008. Excluding goodwill impairment charges, operating income decreased $115.0 million, or 35.4%, in 2009 compared to 2008. This decrease was driven by lower gross profit from lower margins on the 11.3% net sales decline for 2009 due to the economic slowdown, partially offset by reduced advertising costs and lower selling and administrative expenses as a result of our overall cost savings strategy.

Corporate segment loss from operations was $56.7 million in 2009, compared to $1,104.2 million in 2008. The operating losses were due to the goodwill impairment charges of $212.4 million in 2009 and $1,359.0 million in 2008. Excluding goodwill impairment charges, operating income decreased $99.1 million, or 38.9%, in 2009 compared to 2008. Our Corporate segment was most significantly impacted by the economic slowdown as ensuing competitive pricing pressures resulted in lower margins on the 21.3% net sales decline for 2009. This was partially offset by lower selling and administrative expenses, mainly payroll costs for our sales force that resulted from reduced commissions and lower other variable incentive compensation and a lower number of sales coworkers.

Public segment income from operations was $150.7 million in 2009, compared to a loss from operations of $216.4 million in 2008. Public segment goodwill impairment charges were $1.1 million in 2009 and $353.0 million in 2008. Excluding goodwill impairment charges, income from operations increased $15.2 million, or 11.2%, in 2009 compared to 2008. While pricing pressures and an increase in low margin large orders for our Public segment resulted in lower gross profit between years, this impact was largely offset by reduced selling and administrative expenses. Our Public segment income from operations benefited in 2009 from an increase of $15.3 million in income allocations from our logistics operations compared to 2008. This allocation was primarily based on our Public segment’s proportionate share of total net sales, which increased between years.

The loss from operations within our Other segment was $23.2 million in 2009, compared to income from operations of $10.2 million in 2008. The operating loss for 2009 was a result of the goodwill impairment charge of $28.3 million for the CDW Advanced Services business.

The loss from operations for our Headquarters’ function of $102.7 million in 2009 was $26.0 million higher than the loss of $76.7 million in 2008. The incremental loss of $26.0 million in 2009 reflected an increase in costs of $5.0 million and lower intercompany allocations to the segments of $21.0 million compared to 2008. The $5.0 million cost increase in 2009 was primarily due to an increase of $9.9 million in consulting and advisory fees and expenses previously discussed and $5.3 million of higher occupancy expenses related to sales office expansion, partially offset by reductions in other areas as a result of cost savings actions.

Interest expense, net

At December 31, 2009, our outstanding long-term debt, excluding capital leases, totaled $4,620.4 million. Net interest expense in 2009 was $431.7 million, compared to $390.3 million in 2008. The increase in interest expense was primarily due to increasing interest rates under the bridge loans we entered into in connection with the Acquisition. This increase was partially offset by lower interest rates under the senior secured revolving credit facility, which is based on LIBOR. For interest periods beginning prior to October 15, 2009, we had made all interest payments in cash. For the interest period from October 15, 2009 through April 14, 2010, we elected to defer interest payments on the $300.0 million principal amount of loans under our bridge loans under which we may elect to pay PIK Interest, and to add the deferred interest to the principal balance so that the deferred interest, together with the principal, would be due at maturity of such loans. The principal amount on the loans, all of which have subsequently been exchanged for notes under the senior exchange note indenture, increased by approximately $17.0 million on April 15, 2010, and we will incur incremental interest expense of approximately $10.7 million over the remaining term as a result.

Income tax benefit

The income tax benefit was $87.8 million in 2009 compared to $12.1 million in 2008. The effective income tax rate, expressed by calculating the income tax benefit as a percentage of loss before income taxes, was 19.0% in 2009. This rate differs from the rate of 0.7% in 2008 primarily due to the nondeductible nature of the goodwill impairment charges of $241.8 million and $1,712.0 million in 2009 and 2008, respectively. The effective income tax rate was also lower in 2008 due to adjustments to deferred state income taxes primarily to reflect a change in tax filing status of one of our subsidiaries and tax expense in certain jurisdictions where various subsidiaries were taxable.

Net loss

Net loss was $373.4 million in 2009, compared to $1,765.1 million in 2008. The year-over-year change was primarily due to the impairment charges discussed above.

Adjusted EBITDA

Adjusted EBITDA was $465.4 million in 2009, a decrease of $105.2 million, or 18.4%, from $570.6 million in 2008. As a percentage of net sales, Adjusted EBITDA was 6.5% in 2009, compared to 7.1% in 2008.

We have included a reconciliation of EBITDA and Adjusted EBITDA for 2009 and 2008 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows, including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. See “Selected Financial Data” included elsewhere in this report for a reconciliation of EBITDA to cash flows from operating activities.

(in millions)	Year Ended December 31,
	2009	2008
Net loss	$(373.4)	$(1,765.1)
Depreciation and amortization	218.2	218.4
Income tax benefit	(87.8)	(12.1)
Interest expense, net	431.7	390.3

EBITDA	188.7	(1,168.5)

Adjustments:
Goodwill impairment	241.8	1,712.0
Non-cash equity-based compensation	15.9	17.8
Sponsor fee	5.0	5.0
Consulting and debt-related professional fees	14.1	4.3
Other adjustments (1)	(0.1)	—

Total adjustments	276.7	1,739.1

Adjusted EBITDA	$465.4	$570.6

(1)	Other adjustments include certain severance costs and the gain related to the sale of the Informacast software and equipment in 2009.

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

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

(in millions)	Years Ended December 31,
	2010	2009	2008
Net cash provided by (used in):
Operating activities	$426.9	$98.5	$174.2
Investing activities	(125.4)	(82.6)	(60.3)
Financing activities	(353.3)	(22.8)	(34.6)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.5	(0.5)

Net (decrease) increase in cash and cash equivalents	$(51.4)	$(6.4)	$78.8

Operating Activities

Net cash provided by operating activities for 2010 increased $328.4 million compared to 2009. This increase was driven primarily by changes in our investment in working capital between periods. For 2010, the change in net working capital, excluding cash and cash equivalents, contributed $168.5 million to cash compared to a change in net working capital for 2009 that decreased cash by $27.1 million. Our investment in working capital, excluding cash and cash equivalents, was lower at December 31, 2010 compared to the prior year primarily due to an increase in accounts payable as we reduced the amount of accelerated payments we made to in exchange for early pay discounts at December 31, 2010 compared to the prior year end. Accounts payable also increased more significantly in 2010 compared to the prior year to support the growth of the business and increased inventory levels. Net income as adjusted for non-cash items also increased $132.8 million between years given the improved operating performance in 2010.

Net cash provided by operating activities for 2009 decreased $75.8 million compared to 2008. This decrease was the result of a $75.7 million decrease between years in net income as adjusted for non-cash items, as the 11.3% decline in net sales for 2009 led to lower earnings in 2009 compared to 2008. The impact of our investment in working capital on cash was essentially flat between years; however, there were significant changes in the relative levels of certain components. Accounts receivable increased $131.3 million during 2009 which reflected the fourth quarter 2009 increase in net sales of 1.7% between periods and an increase in days sales outstanding primarily for our Public segment. Accounts receivable decreased $116.7 million during 2008 primarily due to a fourth quarter 2008 decline in net sales of 9.4% between periods, reflecting the slowdown in the economy. Inventory levels similarly increased slightly during 2009 to support year-end sales growth and decreased $78.6 million during 2008 in response to the economic slowdown. Partially offsetting these factors were changes in accounts payable. Accounts payable increased $67.4 million during 2009 primarily as a result of lower early pay discounts taken than as of the previous year end. Accounts payable decreased $199.1 million during 2008 in response to lower inventory levels as sales declined and payments made to take advantage of incremental early pay discounts.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	December 31,
	2010	2009	2008
Days of sales outstanding (DSO) (1)	43	46	44
Days of supply in inventory (DIO) (2)	15	15	15
Days of purchases outstanding (DPO) (3)	(26)	(20)	(20)

Cash conversion cycle	32	41	39

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

The cash conversion cycle decreased to 32 days at December 31, 2010 compared to 41 days at December 31, 2009. This decrease was primarily due to a six-day increase in DPO reflecting a higher accounts payable balance as we reduced the amount of accelerated payments we made in exchange for early pay discounts at December 31, 2010 compared to the prior year end. A three-day decrease in DSO, due primarily to lower federal government sales within the Public segment, also contributed to the decrease in the cash conversion cycle.

The cash conversion cycle increased from 39 days at December 31, 2008 to 41 days at December 31, 2009. The two-day increase was a result of an increase in DSO from 44 days to 46 days at December 31, 2008 and 2009, respectively. This increase in DSO was primarily driven by higher federal government sales within the Public segment.

We were deemed, for tax purposes, to have paid a redemption premium in connection with the December 2010 Term Loan amendment that, in addition to certain expenses, is deductible in determining taxable income. As a result, we incurred a net operating loss for tax purposes that is expected to result in $54 million of refunds in 2011 of previously paid income taxes.

Investing Activities

Net cash used in investing activities in 2010 increased $42.8 million compared to 2009. This was primarily due to an increase of $25.9 million in capital expenditures in 2010 compared to 2009. Capital expenditures in 2010 consisted mainly of improvements to our information technology systems. In addition, cash payments under our interest rate swap agreements in 2010 increased $6.0 million, as a result of increases in the spread between the variable rate of the underlying debt and the fixed rate of the swap agreements. We made premium payments totaling $5.9 million during 2010 for four forward-starting interest rate cap agreements. During 2009, we received cash proceeds of $5.2 million from the sale of the Informacast assets.

Net cash used in investing activities for 2009 increased $22.3 million compared to 2008. An increase of $53.0 million in cash payments under our interest rate swap agreements in 2009 was partially offset by lower capital expenditures of $25.5 million in 2009 compared to 2008. The increase in cash payments under the swap agreements was primarily due to increases in the spread between the variable rate of the underlying debt and the fixed rate of the swap agreements. Capital expenditures were lower in 2009 as part of the overall focus on cost containment during 2009.

Financing Activities

Net cash used in financing activities increased $330.5 million in 2010 compared to 2009. This change was primarily due to net repayments of $303.3 million that reduced the outstanding balance under our senior secured revolving credit facility. We did not make any repayments under that facility in 2009.

Net cash used in financing activities decreased $11.8 million for 2009 compared to 2008. We repaid $11.0 million under our senior secured term loan facility in 2009, compared to net debt proceeds of $13.9 million from additional borrowings in 2008. In addition, we paid $11.3 million of deferred financing costs related to the amendment of our senior secured term loan facility in 2009, compared to $45.5 million of costs paid in 2008.

Long-Term Debt and Financing Arrangements

Long-term debt, excluding capital leases, was as follows:

(in millions)	December 31,
	2010	2009
Senior secured asset-based revolving credit facility	$188.1	$491.4
Senior secured term loan facility	1,672.5	2,189.0
Senior secured notes	500.0	—
Senior loans / notes	1,207.0	1,190.0
Senior subordinated loans / notes	721.5	750.0

Total long-term debt	4,289.1	4,620.4
Less current maturities of long-term debt	(132.0)	(22.0)

Long-term debt, excluding current maturities	$4,157.1	$4,598.4

As of December 31, 2010, we were in compliance with the covenants under our various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At December 31, 2010, we had an $800.0 million Revolving Loan available for borrowings and issuance of letters of credit of which we had outstanding borrowings of $188.1 million (at an effective weighted-average interest rate of approximately 1.71% per annum) and $21.7 million of undrawn letters of credit. Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate and (b) the federal funds effective rate plus 50 basis points. The applicable margin varies (1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings) depending upon our average daily excess cash availability under the agreement. The Revolving Loan matures on October 12, 2012. Availability under the Revolving Loan is limited to the lesser of the revolving commitment of $800.0 million or the amount of the borrowing base. The borrowing base is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by us. At December 31, 2010, the borrowing base was $908.5 million as supported by eligible inventory and accounts receivable balances as of November 30, 2010. One of the lenders (the “Defaulting Lender”) under the Revolving Loan has failed to fund its pro rata share of several outstanding loan advances under the Revolving Loan since 2008. As a result, actual availability under the Revolving Loan is $42.2 million less than it would otherwise be if the Defaulting Lender was honoring its commitments under the Revolving Loan agreement. Assuming non-funding by the Defaulting Lender, we could borrow up to an additional $548.0 million under the Revolving Loan at December 31, 2010.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the trade financing agreements as described in Note 5 to our consolidated financial statements), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should we fall below the minimum average daily excess cash availability requirement for ten consecutive business days, we become subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility (“Term Loan”)

On December 2, 2010, in connection with the issuance of the Senior Secured Notes as described below, we entered into an amendment of the Term Loan, which became effective on December 17, 2010. In connection with the amendment, we agreed to repay $500.0 million of the Term Loan from the proceeds of the Senior Secured Notes. The amendment to the Term Loan extended the final maturity of $1,146.4 million principal amount of the Term Loan to July 15, 2017 from October 10, 2014 (the “Extended Term Loan”). This extended maturity is subject to acceleration to July 14, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Unsecured Debt with a maturity date of October 12, 2015 is greater than or equal to $500.0 million. Further, the amendment, among other things, (1) increased the applicable margin for the interest rate with respect to the Extended Term Loan by 1.00%; and (2) permitted the issuance of the Senior Secured Notes and the grant of security interests in the collateral for the Senior Secured Notes. Term Loan lenders holding $526.1 million principal amount of the Term Loan chose not to extend the maturity of their loans (the “Non-Extended Term Loan”); the Non-Extended Term Loan continues to be subject to the original maturity date of October 10, 2014 and these lenders will not receive the increased interest rate with respect to these loans. We recorded a loss of $7.2 million on the extinguishment of $500.0 million of the Term Loan in the consolidated statement of operations in the fourth quarter of 2010, representing a write-off of a portion of the unamortized deferred financing costs associated with the Term Loan.

At December 31, 2010, the outstanding principal balance of our Term Loan was $1,672.5 million, with $1,146.1 million of Extended Term Loan and $526.1 million of Non-Extended Term Loan. Borrowings under the Term Loan bear interest at either (a) the ABR plus a rate spread; or (b) LIBOR plus a rate spread. The applicable rate spread varies (3.50% to 4.00% for ABR borrowings and 4.50% to 5.00% for LIBOR borrowings under the Extended Term Loan; and 2.50% to 3.00% for ABR borrowings and 3.50% to 4.00% for LIBOR borrowings under the Non-Extended Term Loan) based on our senior secured leverage ratio, as defined in the amended agreement evidencing the Term Loan.

The effective weighted-average interest rate, without giving effect to the interest rate swap agreements (see Note 8 to our consolidated financial statements) on Term Loan principal amounts outstanding at December 31, 2010 was 5.01% per annum, with an effective weighted-average interest rate for the twelve months ended December 31, 2010 of 4.29% per annum. The effective weighted-average interest rate, including the effect of the interest rate swap agreements, on Term Loan principal amounts outstanding at December 31, 2010 was 9.53% per annum, with an effective weighted-average interest rate for the twelve months ended December 31, 2010 of 7.84% per annum.

The Term Loan requires us to pay quarterly installments of principal equal to $5.5 million, beginning September 2009, with the remaining unpaid principal amount due upon maturity, provided that such quarterly installments are reduced to the extent of any optional or mandatory repayments. The Term Loan also requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow (as defined in the governing agreement) for the year then ended; and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries, including the issuance of the Senior Secured Notes. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. We made required prepayments of principal of the Term Loan of $11 million in 2009 and $516.5 million in 2010, including the issuance of the Senior Secured Notes. We estimate a mandatory prepayment of approximately $132.0 million will be due with respect to the year ended December 31, 2010 under the excess cash flow provision, and we expect to make that payment within ten business days of filing of this report with the SEC. Because of the prepayments we have made on the Term Loan, we will no longer be required to pay quarterly installments of principal of $5.5 million.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 5 to our consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under trade financing agreements and capital leases) less cash and cash equivalents, to trailing twelve months Adjusted EBITDA. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended December 31, 2010 was required to be at or below 8.00. For the four quarters ended December 31, 2010, the senior secured leverage ratio was 3.9.

We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations. With the interest rate swap agreements currently in effect as described in Note 8 to our consolidated financial statements and the interest rate cap agreements as described in Note 8 to our consolidated financial statements, we expect to be in compliance with this requirement through January 14, 2013.

Senior Secured Notes (“Senior Secured Notes”)

On December 17, 2010, CDW LLC and CDW Finance Corporation, as co-issuers, issued $500.0 million principal amount of 8.0% Senior Secured Notes. The Senior Secured Notes mature on December 15, 2018.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Secured Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 5 to our consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note Indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note Indenture does not contain any financial covenants.

Senior Loans/Notes (“Senior Unsecured Debt”) and Senior Subordinated Loans/Notes (“Senior Unsecured Subordinated Debt”)

At December 31, 2010, the outstanding principal balance of the Senior Unsecured Debt was $1,207.0 million comprised of senior fixed rate notes. The Senior Unsecured Debt has a maturity date of October 12, 2015. We are required to pay cash interest on $890.0 million outstanding principal of the Senior Unsecured Debt and can elect to pay cash or PIK Interest (as defined below) on the remaining $317.0 million of the outstanding principal amount (the “PIK Election Debt”). For PIK Election Debt, we may elect for the interest period from April 15, 2011 through October 14, 2011 to either (i) pay the interest on amounts outstanding in cash, (ii) defer interest payments and add to the principal balance so that the interest is paid, together with the principal, at maturity (“PIK Interest”), or (iii) pay 50% of the interest in cash and 50% as PIK Interest. Elections are due not less than 30 days prior to the start of the interest period and the method of payment for the prior period will apply if no election is filed.

We made a PIK election with respect to these loans for the interest period from October 15, 2009 through April 14, 2010. The principal amount on the PIK Election Debt increased by approximately $17.0 million on April 15, 2010 as a result of this election. For all other interest periods, including that from October 15, 2010 through April 14, 2011, we have elected to pay interest in cash on the PIK Election Debt.

At December 31, 2010, the outstanding principal balance of the Senior Unsecured Subordinated Debt was $721.5 million comprised of senior subordinated fixed rate notes. The Senior Unsecured Subordinated Debt has a maturity date of October 12, 2017. On March 10, 2010, one of our wholly owned subsidiaries purchased $28.5 million of principal amount of loans of the outstanding Senior Unsecured Subordinated Debt for a purchase price of $18.6 million. Since this transaction involved two members of the same consolidated group, our consolidated financial statements reflect the accounting for the transaction as if CDW LLC had acquired its own debt. As such, for purposes of financial reporting in our consolidated financial statements, this debt is accounted for as if extinguished, and we recorded a gain of $9.2 million on the extinguishment in the consolidated statement of operations in the first quarter of 2010. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. We also recorded an adjustment of $0.7 million to interest expense to reduce the long-term accrued interest liability, representing the difference between interest expense previously recognized on the extinguished debt under the effective interest method and actual interest paid. In May 2010, the $28.5 million in principal amount of loans that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

Effective July 10, 2010, the $890.0 million outstanding principal amount of Senior Unsecured Debt on which we are required to pay cash interest began to bear interest at an interest rate of 11.0% per annum; the $317.0 million of the outstanding principal amount of PIK Election Debt began to bear interest at an interest rate of 11.5% per annum, plus the PIK margin of 75 basis points applicable during interest periods in which an election to pay PIK interest is made; and the $721.5 million outstanding principal of Senior Unsecured Subordinated Debt began to bear interest at an interest rate of 12.535% per annum.

CDW LLC and CDW Finance Corporation are the co-issuers of the senior notes and senior subordinated notes. Obligations under the senior notes and senior subordinated notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries that is a guarantor under the senior credit facilities. The Senior Unsecured Debt and Senior Unsecured Subordinated Debt contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Unsecured Debt and Senior Unsecured Subordinated Debt do not contain any financial covenants.

Trade Financing Arrangements

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. At December 31, 2010, the agreements allowed for a maximum credit line of $74.5 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We do not incur any interest expense associated with these agreements, as balances are paid when they are due. At December 31, 2010 and 2009, we owed the financial institutions $9.6 million and $25.0 million, respectively, which is included in trade accounts payable.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, and asset retirement obligations. The following table presents our estimated future payments under contractual obligations that existed as of December 31, 2010, based on undiscounted amounts.

(in millions)	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years

Senior secured asset-based revolving credit facility (1)	$188.1	$—	$188.1	$—	$—
Senior secured term loan facility (2)	2,132.0	217.6	154.7	614.4	1,145.3
Senior secured notes (3)	819.9	39.9	80.0	80.0	620.0
Senior loans / notes (3)	1,877.7	134.4	268.7	267.6	1,207.0
Senior subordinated loans / notes (3)	1,353.8	90.4	180.9	180.9	901.6
Operating leases (4)	129.0	17.4	32.5	31.5	47.6
Capital leases (5)	1.0	0.7	0.3	—	—
Asset retirement obligations (6)	0.6	—	—	0.1	0.5

Total	$6,502.1	$500.4	$905.2	$1,174.5	$3,922.0

(1)	Includes only principal payments. Excludes interest payments and fees related to this facility because of variability with respect to the timing of advances and repayments.
(2)

Includes future cash interest payments on long-term borrowings through scheduled maturity dates. Also includes the impact of interest rate swaps that convert $2,000.0 million of the variable rate debt to fixed rates. The swaps terminate on January 14, 2011. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2010. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)

Includes future cash interest payments on long-term borrowings through scheduled maturity dates. Interest on our senior secured notes, senior loans/notes and senior subordinated loans/notes is estimated using the stated interest rate. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(4)	Includes the minimum lease payments for non-cancelable leases for properties and equipment used in our operations.
(5)	Includes both principal and interest components of future minimum capital lease payments.
(6)	Represent commitments to return property subject to operating leases to original condition upon lease termination.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies

We are party to legal proceedings that arise from time to time in the ordinary course of our business, including various pending litigation matters. We are also subject to audit by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. In addition, from time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.

We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our consolidated results of operations for a particular period.

The investment banks that were initial parties to our amended and restated senior bridge loan agreement and amended and restated senior subordinated bridge loan agreement requested, in a letter to us dated April 18, 2008, that we issue long-term debt securities to refinance the bridge loans we issued under those agreements. The letter further requested that if we did not issue these long-term debt securities, additional interest accrue under those agreements at the same rates that would have been applicable to the long-term debt securities had they been issued on that date. If the banks were to pursue these claims, we believe that the maximum amount at issue would be approximately $80.6 million. We do not believe that we were required to issue any long-term debt securities in 2008 and therefore do not believe that we owe any additional interest. Accordingly, we did not accrue any amount in respect thereof as of December 31, 2010 or for any prior periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

In Note 1 to our consolidated financial statements, we include a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. We believe the following are the most critical accounting policies and estimates that include significant judgments used in the preparation of our financial statements. We consider an accounting policy or estimate to be critical if it requires assumptions to be made that were uncertain at the time they were made, and if changes in these assumptions could have a material impact on our financial condition or results of operations.

Revenue Recognition

We are a primary distribution channel for a large group of vendors and suppliers, including OEMs, software publishers and wholesale distributors. We record revenue from sales transactions when title and risk of loss are passed to our customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Our usual shipping terms are F.O.B. destination, at which time title and risk of loss have passed to the customer. At the time of sale, we record an estimate for sales returns and pricing disputes based on historical experience. Our vendor OEMs warrant most of the products we sell.

Revenues from the sale of hardware products or software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. Software products and licenses can be delivered to customers in a variety of ways, including (i) as physical product shipped from our warehouse, (ii) via drop-shipment by the vendor, or (iii) via electronic delivery.

Revenue from professional services is either recognized as incurred for services billed at an hourly rate or recognized using the percentage of completion method for services provided at a fixed fee. Revenue for managed services such as web hosting and server co-location is recognized over the period service is provided. From time to time, the sale of professional services may be bundled with hardware or software products to better meet the needs of our customers. In cases where this occurs, we allocate revenues to each element of the sale based on its relative fair value using vendor-specific objective evidence.

We also sell certain products for which we act as an agent. Products in this category include the sale of third party services, extended warranties or software assurance (“SA”). SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis. Under net sales recognition, the cost to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

Our larger customers are offered the opportunity by certain of our vendors to purchase software licenses and SA under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, our vendors will transfer the license and bill the customer directly, paying resellers such as us an agency fee or commission on these sales. We record these fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, we bill the customer directly under an EA and account for the individual items sold based on the nature of the item. Our vendors typically dictate how the EA will be sold to the customer.

We record freight billed to our customers as net sales and the related freight costs as a cost of sales.

Deferred revenue includes (i) payments received from customers in advance of providing the product or performing services, and (ii) amounts deferred if other conditions of revenue recognition have not been met.

We estimate the revenues associated with products that have shipped but that have not yet been received by our customer and record an adjustment to reverse the impact of these sales and related cost of sales out of our results for the current period and into our results for the subsequent period. In doing so, we perform an analysis to determine the estimated number of days that product is in transit, using data from commercial delivery services and other sources. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on our revenue recognition for the current period.

Inventory Valuation

Inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Vendor Programs

We receive incentives from certain of our vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written agreements with specified performance requirements with the vendors and are recorded as adjustments to cost of sales or advertising expense, as appropriate. Vendors may change the terms of some or all of these programs, which could have an impact on our results of operations.

We record receivables from vendors related to these programs when the amounts are probable and reasonably estimable. Some programs are based on the achievement of specific targets, and we base our estimates on information provided by our vendors and internal information to assess our progress toward achieving those targets. If actual performance does not match our estimates, we may be required to adjust our receivables. We record reserves for vendor receivables for estimated losses due to vendors’ inability to pay or rejections by vendors of claims; however, if actual collections differ from our estimates, we may incur additional losses that could have a material impact on gross margin and operating income.

Goodwill and Other Intangible Assets

Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level. Our reporting units used to assess potential goodwill impairment are the same as our operating segments. We are required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. We changed our annual goodwill evaluation date to December 1 from October 1, effective in the fourth quarter of 2009, to better align with the completion of our annual budgeting process. Testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the reporting units’ fair value in an orderly transaction between market participants. Under the income approach, we determine fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, we utilize valuation multiples derived from publicly available information for peer group companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. We have weighted the income approach and the market approach at 75% and 25%, respectively.

Determining the fair value of a reporting unit (and the allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of goodwill in the event a step two analysis is required) is judgmental in nature and requires the use of significant estimates and assumptions. These estimates and assumptions include primarily, but are not limited to, discount rate, terminal growth rate, selection of appropriate peer group companies and control premium applied, and forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. The allocation requires analysis to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, and property and equipment. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future.

Intangible assets include customer relationships, trade names, internally developed software and other intangibles. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful lives of the assets. The cost of software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful life of the software. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts related to trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration historical loss experience, the overall quality of the receivable portfolio and specifically identified customer risks. If actual collections of customer receivables differ from our estimates, additional allowances may be required which could have an impact on our results of operations.

Income Taxes

Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements using enacted tax rates in effect for the year in which the differences are expected to reverse. We perform an evaluation of the realizability of our deferred tax assets on a quarterly basis. This evaluation requires us to use estimates and make assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies.

We account for unrecognized tax benefits based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We report a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

Subsequent Events

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to authoritative guidance on subsequent events. The amended guidance requires that companies that file with the SEC (“SEC filer”) evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was prospectively effective upon issuance. The adoption of this guidance did not have an impact our consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In January 2010, the FASB issued authoritative guidance to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, this guidance was effective for us as of January 1, 2010. Because it only requires additional disclosure, the adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows. The disclosures in the roll forward of activity in Level 3 fair value measurements will become effective for us as of January 1, 2011. As this guidance also only requires additional disclosure, the adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Arrangements

In October 2009, the FASB issued amendments to authoritative guidance on revenue arrangements. The amended guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. The amended guidance also modifies the scope of authoritative guidance for revenue arrangements that include both tangible products and software elements to exclude from its requirements (1) non-software components of tangible products, and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible products essential functionality. The amended guidance will become effective for us beginning January 1, 2011. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

On February 22, 2011, we announced that we have commenced a cash tender offer (the “Offer”) to purchase any and all of the outstanding $1,207.0 million aggregate principal amount of Senior Unsecured Debt. In connection with the Offer, we are seeking from the holders of the Senior Unsecured Debt consents to certain proposed amendments to the indenture for the Senior Unsecured Debt that would eliminate substantially all of the restrictive covenants and certain events of default contained in the indenture governing the Senior Unsecured Debt.

On February 23, 2011, we announced that we are pursuing a proposed repricing of the $1,146.1 million principal amount of the Extended Term Loan to take advantage of lower interest rates currently available in the senior secured debt market. The proposed amendment to the Extended Term Loan is subject to lender consent and other conditions, and may not occur as described or at all.

Item 7A. Quantitative and Qualitative Disclosures of Market Risks

Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior secured revolving credit facility and our senior secured term loan facility are floating and, therefore, are subject to fluctuations. In order to manage the risk associated with changes in interest rates on borrowings under our senior secured term loan facility, we have entered into interest rate derivative agreements to hedge a portion of the cash flows associated with the facility. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate fluctuations.

As of December 31, 2010, we had two interest rate swap agreements with an aggregate notional amount of $2,000.0 million that effectively converted the outstanding principal amount under the senior secured term loan facility from a floating-rate debt to a fixed-rate debt. Under the first swap agreement, a monthly net settlement is made for the difference between the fixed rate of 4.155% per annum and the floating rate based on one-month LIBOR on the $1,500.0 million notional amount of the swap. Under the second swap agreement, a monthly net settlement is made for the difference between the fixed rate of 3.9125% per annum and the floating rate based on one-month LIBOR on the $500.0 million notional amount. Both swap agreements terminate on January 14, 2011. At December 31, 2010, we were in a liability position for both of the interest rate swaps noted above, the aggregate fair value of which was $2.8 million.

In April 2010, we entered into four forward-starting interest rate cap agreements for the purpose of limiting future exposure to interest rate risk on our floating-rate debt under the senior secured term loan facility. Under these agreements, we made premium payments totaling $5.9 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The cap agreements are effective from January 14, 2011 through January 14, 2013 and have a total notional value of $1,100.0 million.

See “Liquidity and Capital Resources—Contractual Obligations” for information on cash flows, interest rates and maturity dates of our debt obligations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Shareholders of CDW Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of CDW Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, IL
March 4, 2011

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$36.6	$88.0
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $6.3, respectively	1,091.5	1,006.7
Merchandise inventory	292.8	257.8
Miscellaneous receivables	192.8	127.8
Deferred income taxes	52.8	40.0
Prepaid expenses and other	35.8	37.5

Total current assets	1,702.3	1,557.8
Property and equipment, net	158.1	165.8
Goodwill	2,209.1	2,207.4
Other intangible assets, net	1,791.2	1,951.4
Deferred financing costs, net	79.7	91.2
Fair value of interest rate cap agreements	1.2	—
Other assets	2.2	2.4

Total assets	$5,943.8	$5,976.0

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$565.3	$292.3
Current maturities of long-term debt and capital leases	132.6	22.6
Fair value of interest rate swap agreements	2.8	68.7
Deferred revenue	28.6	28.9
Accrued expenses:
Compensation	91.3	63.5
Interest	64.3	50.0
Sales taxes	23.2	19.9
Advertising	27.0	16.3
Income taxes	4.2	—
Other	87.6	72.3

Total current liabilities	1,026.9	634.5
Long-term liabilities:
Debt and capital leases	4,157.4	4,599.3
Deferred income taxes	730.3	694.7
Fair value of interest rate swap agreements	—	1.9
Accrued interest	32.3	45.6
Other liabilities	40.4	44.7

Total long-term liabilities	4,960.4	5,386.2

Commitments and contingencies	—	—
Shareholders’ deficit:
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 910,735 and 907,346 shares issued and outstanding, respectively	—	—
Paid-in capital	2,166.7	2,155.4
Accumulated deficit	(2,208.0)	(2,178.8)
Accumulated other comprehensive loss	(2.2)	(21.3)

Total shareholders’ deficit	(43.5)	(44.7)

Total liabilities and shareholders’ deficit	$5,943.8	$5,976.0

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Years Ended December 31,
	2010	2009	2008

Net sales	$8,801.2	$7,162.6	$8,071.2
Cost of sales	7,410.4	6,029.7	6,710.2

Gross profit	1,390.8	1,132.9	1,361.0

Selling and administrative expenses	932.1	821.1	894.8
Advertising expense	106.0	101.9	141.3
Goodwill impairment	—	241.8	1,712.0

Income (loss) from operations	352.7	(31.9)	(1,387.1)

Interest expense, net	(391.9)	(431.7)	(390.3)
Net gain on extinguishments of long-term debt	2.0	—	—
Other income, net	0.2	2.4	0.2

Loss before income taxes	(37.0)	(461.2)	(1,777.2)

Income tax benefit	7.8	87.8	12.1

Net loss	$(29.2)	$(373.4)	$(1,765.1)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in millions)

	Total Shareholders’ (Deficit) Equity	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss

Balance at December 31, 2007	$2,068.9	$—	$—	$2,126.2	$(40.3)	$(17.0)

Equity-based compensation expense	17.8	—	—	17.8	—	—

Investment from CDW Holdings LLC	1.3	—	—	1.3	—	—

Forfeitures related to MPK Coworker Incentive Plan II, net of tax	(2.6)	—	—	(2.6)	—	—

Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.8)	—	—	(1.8)	—	—

Other	(0.1)	—	—	(0.1)	—	—

Net loss	(1,765.1)	—	—	—	(1,765.1)	—	$(1,765.1)

Change in unrealized loss on interest rate swap agreements, net of tax	(54.6)	—	—	—	—	(54.6)	(54.6)

Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	11.4	—	—	—	—	11.4	11.4

Foreign currency translation adjustment	(13.0)	—	—	—	—	(13.0)	(13.0)

Comprehensive loss							$(1,821.3)

Balance at December 31, 2008	$262.2	$—	$—	$2,140.8	$(1,805.4)	$(73.2)

(continued on next page)

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY - continued

(in millions)

	Total Shareholders’ (Deficit) Equity	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss

Balance at December 31, 2008	$262.2	$—	$—	$2,140.8	$(1,805.4)	$(73.2)

Equity-based compensation expense	15.9	—	—	15.9	—	—

Investment from CDW Holdings LLC	0.1	—	—	0.1	—	—

Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.4)	—	—	(1.4)	—	—

Net loss	(373.4)	—	—	—	(373.4)	—	$(373.4)

Change in unrealized loss on interest rate swap agreements, net of tax	(13.3)	—	—	—	—	(13.3)	(13.3)

Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	56.3	—	—	—	—	56.3	56.3

Foreign currency translation adjustment	8.9	—	—	—	—	8.9	8.9

Comprehensive loss							$(321.5)

Balance at December 31, 2009	$(44.7)	$—	$—	$2,155.4	$(2,178.8)	$(21.3)

Equity-based compensation expense	11.5	—	—	11.5	—	—

Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.2)	—	—	(0.2)	—	—

Net loss	(29.2)	—	—	—	(29.2)	—	$(29.2)

Change in unrealized loss on interest rate swap agreements, net of tax	(32.1)	—	—	—	—	(32.1)	(32.1)

Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	47.3	—	—	—	—	47.3	47.3

Foreign currency translation adjustment	3.9	—	—	—	—	3.9	3.9

Comprehensive loss							$(10.1)

Balance at December 31, 2010	$(43.5)	$—	$—	$2,166.7	$(2,208.0)	$(2.2)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(29.2)	$(373.4)	$(1,765.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	209.4	218.2	218.4
Goodwill impairment	—	241.8	1,712.0
Equity-based compensation expense	11.5	15.9	17.8
Deferred income taxes	(4.3)	(94.4)	(39.9)
Allowance for doubtful accounts	(1.3)	(0.2)	0.4
Amortization of deferred financing costs	18.0	16.2	38.6
Realized loss on interest rate swap agreements	51.5	103.2	18.6
Mark to market loss on interest rate derivatives	4.7	—	—
Net gain on extinguishments of long-term debt	(2.0)	—	—
Net loss (gain) on sale and disposals of assets	0.7	(1.7)	0.5
Other	(0.6)	—	—
Changes in assets and liabilities:
Accounts receivable	(81.5)	(131.3)	116.7
Merchandise inventory	(34.9)	(15.0)	78.6
Other assets	(61.9)	3.2	(5.8)
Accounts payable	272.5	67.4	(199.1)
Other current liabilities	77.8	3.9	(28.9)
Long-term liabilities	(3.5)	44.7	11.4

Net cash provided by operating activities	426.9	98.5	174.2

Cash flows from investing activities:
Capital expenditures	(41.5)	(15.6)	(41.1)
Cash settlements on interest rate swap agreements	(78.2)	(72.2)	(19.2)
Premium payments on interest rate cap agreements	(5.9)	—	—
Purchases of marketable securities	—	(20.0)	—
Redemptions of marketable securities	—	20.0	—
Proceeds from sale of assets and other	0.2	5.2	—

Net cash used in investing activities	(125.4)	(82.6)	(60.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	500.0	—	150.0
Payments to extinguish long-term debt	(518.6)	—	—
Repayments of long-term debt	(16.5)	(11.0)	(190.0)
Proceeds from borrowings under revolving credit facility	770.8	—	1,126.7
Repayments of borrowings under revolving credit facility	(1,074.1)	—	(1,072.8)
Payments of deferred financing costs	(14.3)	(11.3)	(45.5)
Principal payments under capital lease obligations	(0.6)	(0.6)	(0.5)
Investment from CDW Holdings LLC	—	0.1	1.3
Forfeitures related to MPK Coworker Incentive Plan II	—	—	(3.8)

Net cash used in financing activities	(353.3)	(22.8)	(34.6)

Effect of exchange rate changes on cash and cash equivalents	0.4	0.5	(0.5)

Net (decrease) increase in cash and cash equivalents	(51.4)	(6.4)	78.8

Cash and cash equivalents – beginning of period	88.0	94.4	15.6

Cash and cash equivalents – end of period	$36.6	$88.0	$94.4

Supplementary disclosure of cash flow information:
Interest paid, including cash settlements on interest rate swap agreements	$377.0	$368.8	$346.6
Taxes paid, net	$48.0	$11.7	$3.1
Non-cash investing and financing activities:
Investment in equity method investee	$—	$1.9	$—
Equipment obtained under capital lease	$—	$—	$2.3

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a leading provider of multi-branded information technology products and services in the U.S. and Canada. The Company provides comprehensive and integrated solutions for its customers’ technology needs through an extensive range of hardware, software and service offerings. The Company’s breadth of offerings allows its customers to streamline their procurement processes by using a complete solution provider for their technology needs.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Parent is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, Inc. (the “equity sponsors”), certain other co-investors and certain members of CDW management.

On August 6, 2010, CDW Finance Corporation, a Delaware corporation, was formed for the sole purpose of acting as a co-issuer of the Initial Notes and Exchange Notes as described in Note 7. CDW Finance Corporation is owned by Parent and does not hold any material assets or engage in any business activities or operations.

Throughout this report, the terms “the Company” and “CDW” refer to Parent and its wholly owned subsidiaries.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Parent and its wholly owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all deposits in banks and short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that there is insignificant risk of changes in value due to interest rate changes.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically identified customer risks.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merchandise Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions.

Miscellaneous Receivables

Miscellaneous receivables generally consist of amounts due from vendors. The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written agreements with specified performance requirements with the vendors and are recorded as adjustments to cost of sales or advertising expense, as appropriate.

Property and Equipment

Property and equipment are stated at cost. The Company calculates depreciation expense using the straight-line method over the useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the initial lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The following table shows estimated useful lives of property and equipment:

Classification	Estimated Useful Lives
Machinery and equipment	5 to 10 years
Building and leasehold improvements	5 to 25 years
Computer and data processing equipment	3 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	5 to 10 years

The Company reviews legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operations of a long-lived asset. If it is determined that a legal obligation exists, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. All of the Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. The asset retirement liability was accrued with a corresponding increase in the carrying value of the related leasehold improvement which is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the term of the related lease as an operating expense. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company’s asset retirement liability was $0.5 million and $0.9 million as of December 31, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

The Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The Company has changed its annual goodwill evaluation date from October 1 to December 1, effective with the fourth quarter of 2009. The Company views the December 1 date as preferable, in order to better align with the completion of its annual budgeting process. The Company’s reporting units used to assess potential goodwill impairment are the same as its business segments. Testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. This required two-step approach uses significant accounting judgments, estimates and assumptions. Any changes in the judgments, estimates or assumptions used could produce significantly different results. During the year ended December 31, 2010, the Company recorded no goodwill impairment charge. The Company recorded total goodwill impairment charges of $241.8 million and $1,712.0 million during the years ended December 31, 2009 and 2008, respectively. See Note 4 for more information on the Company’s evaluations of goodwill for impairment.

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives. The cost of computer software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

life of the software. These intangible assets are reviewed for impairment when indicators are present using undiscounted cash flows. The Company uses the undiscounted cash flows, excluding interest charges, to assess the recoverability of the carrying value of such assets. To the extent carrying value exceeds the undiscounted cash flows, an impairment loss is recorded based upon the excess of the carrying value over fair value. In addition, each quarter the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. During the year ended December 31, 2010, no impairment existed with respect to the Company’s intangible assets with determinable lives and no significant changes to the remaining useful lives were necessary. The following table shows estimated useful lives of definite-lived intangible assets:

Classification	Estimated Useful Lives
Customer relationships	11 to 14 years
Trade name	20 years
Internally developed software	5 years
Other	1 to 10 years

Deferred Financing Costs

The Company has capitalized costs incurred in connection with establishing credit facilities as deferred financing costs. These costs are amortized to interest expense over the estimated life of the related financing using the interest method or straight-line method, as applicable.

Derivatives

The Company has entered into interest rate cap and swap agreements for the purpose of hedging its exposure to fluctuations in interest rates. These derivatives are recorded in the Company’s consolidated balance sheets at fair value.

For the Company’s interest rate swap agreements designated as cash flow hedges of interest rate risk, the effective portion of the changes in fair value of the swaps is initially recorded as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets and is subsequently reclassified into interest expense, net in the Company’s consolidated statements of operations in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the swaps is recognized directly in earnings. In the Company’s consolidated statements of cash flows, hedge activities are classified according to the nature of the derivative.

For the Company’s interest rate swap and cap agreements not designated as cash flow hedges of interest rate risk, changes in fair value of the derivatives are recorded directly to interest expense, net in the Company’s consolidated statements of operations.

Accumulated Other Comprehensive Loss

Unrealized gains or losses on derivatives and foreign currency translation adjustments are included in shareholders’ (deficit) equity under accumulated other comprehensive loss.

The components of accumulated other comprehensive loss are as follows:

(in millions)	December 31,
	2010	2009	2008
Unrealized loss on interest rate swap agreements, net of taxes of $0.9, $27.3 and $37.8, respectively	$(1.9)	$(17.1)	$(60.1)
Foreign currency translation adjustment	(0.3)	(4.2)	(13.1)

Total	$(2.2)	$(21.3)	$(73.2)

Revenue Recognition

The Company records revenue from sales transactions when both risk of loss and title to products sold pass to the customer. The Company’s shipping terms typically dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company’s revenue relates to physical products and is generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns and pricing disputes based on historical experience.

Software assurance products, third party services and extended warranties that the Company sells (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenue is recognized in net sales either at the time of sale or over the contract period based on the terms of the contract, at the net amount retained by the Company. Revenue from information

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

technology consulting or professional services is either recognized as incurred for services billed at an hourly rate or recognized using the percentage of completion method for services provided at a fixed fee. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period service is provided. The Company records freight billed to its customers as sales and the related freight costs as a cost of sales. Vendor rebates are recorded over the period earned as a reduction of cost of sales. Price protection is recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable.

Deferred revenue includes (1) payments received from customers in advance of providing the product or performing services, and (2) amounts deferred if other conditions of revenue recognition have not been met.

Sales Taxes

Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Company’s consolidated statements of operations.

Advertising

Advertising costs are generally charged to expense in the period incurred. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company classifies vendor consideration as either a reduction of advertising expense or as a reduction of cost of sales, as appropriate. During the years ended December 31, 2010, 2009 and 2008, all vendor consideration received for cooperative advertising was recorded as a reduction of cost of sales. Advertising expense is offset by cooperative advertising funds when the reimbursement represents specific, incremental and identifiable costs.

Equity-Based Compensation

The Company measures all equity-based payments using a fair-value-based method and records compensation expense over the requisite service period in its consolidated financial statements. Forfeiture rates have been developed based upon historical experience.

Interest Expense

Interest expense is typically recognized in the period incurred at the applicable interest rate in effect. For increasing-rate debt, such as the Company’s senior loans/notes and senior subordinated loans/notes, the Company determines the periodic interest cost using the effective interest method over the estimated outstanding term of the debt. The difference between interest expense recorded and cash interest paid is reflected as short-term or long-term accrued interest in the Company’s consolidated balance sheets.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary is the local currency, the Canadian dollar. Assets and liabilities of this subsidiary are translated at the spot rate in effect at the applicable reporting date and the consolidated results of operations are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive loss, which is reflected as a separate component of shareholders’ (deficit) equity.

Income Taxes

Income taxes are determined using an asset and liability approach for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its unrecognized tax benefits in income tax expense.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Recent Accounting Pronouncements

Subsequent Events

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to authoritative guidance on subsequent events. The amended guidance requires that companies that file with the SEC (“SEC filer”) evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was prospectively effective upon issuance. The adoption of this guidance did not have an impact the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In January 2010, the FASB issued authoritative guidance to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, this guidance was effective for the Company as of January 1, 2010. Because it only requires additional disclosure, the adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The disclosures in the roll forward of activity in Level 3 fair value measurements will become effective for the Company as of January 1, 2011. As this guidance also only requires additional disclosure, the adoption of this guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue Arrangements

In October 2009, the FASB issued amendments to authoritative guidance on revenue arrangements. The amended guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. The amended guidance also modifies the scope of authoritative guidance for revenue arrangements that include both tangible products and software elements to exclude from its requirements (1) non-software components of tangible products, and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible products essential functionality. The amended guidance will become effective for the Company beginning January 1, 2011. We do not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Property and Equipment

Property and equipment consisted of the following:

(in millions)	December 31,
	2010	2009
Land	$27.7	$27.7
Machinery and equipment	47.1	46.8
Building and leasehold improvements	97.3	96.2
Computer and data processing equipment	44.8	41.8
Computer software	29.3	29.0
Furniture and fixtures	17.0	16.5
Construction in progress	15.8	1.0

Total property and equipment	279.0	259.0
Less accumulated depreciation	120.9	93.2

Net property and equipment	$158.1	$165.8

During 2010, 2009 and 2008, the Company recorded disposals of $11.4 million, $3.1 million and $0.7 million, respectively, to remove assets that were no longer in use from property and equipment. The Company recorded a pre-tax loss of $0.7 million, $0.4 million and $0.5 million in 2010, 2009 and 2008, respectively, for certain assets that were not fully depreciated.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $38.3 million, $46.0 million and $42.5 million, respectively.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Other Intangible Assets

As described in Note 1, the Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. The Company also has two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.”

Testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, gross margins, operating margins, discount rates and future market conditions, among others. Under the market approach, the Company utilized valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples were applied to the reporting units.

December 1, 2010 Evaluation

The Company performed its annual evaluation of goodwill as of December 1, 2010. All reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 16%, 17%, 55% and 64%, for the Corporate, Public, Canada and CDW Advanced Services reporting units, respectively) and, accordingly, the Company was not required to perform the second step of the goodwill evaluation.

To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. Under the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2010 and the next six years. The Company used a 5% long-term assumed consolidated annual growth rate for periods after the six-year forecast. The estimated future cash flows for the Corporate, Public and Canada reporting units were discounted at 12.0%; cash flows for the CDW Advanced Services reporting unit were discounted at 13.0% given inherent differences in the business model and risk profile.

June 2009 Evaluation

The Company continuously monitors the operating performance of each of its reporting units in comparison to forecasted results. During the second quarter of 2009, the Company determined that, while the rate of the sales decline year over year was stabilizing, the overall decline in net sales indicated that it was more likely than not that the fair value of certain reporting units was reduced to below the respective carrying amount. The Company considered this a triggering event under GAAP and performed an interim evaluation of the carrying amount of goodwill as of June 1, 2009.

The Company’s Public reporting unit passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 10%) while the Company’s remaining three reporting units did not. The Company performed the second step of the goodwill evaluation for the Corporate, Canada and CDW Advanced Services reporting units. As a result, the Company recorded a total goodwill impairment charge of $235.0 million in the second quarter of 2009. This charge was comprised of $207.0 million for the Corporate reporting unit and $28.0 million for the CDW Advanced Services reporting unit. The Canada reporting unit did not require a goodwill impairment charge as the implied fair value of goodwill of this reporting unit approximated the carrying value of goodwill.

To determine fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. The Company believed that higher weighting to the income approach was appropriate as inherent differences exist between the Company’s highly leveraged structure and the equity-based structures of the comparable companies used in the market approach. Using the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2009 and the next six years. The Company used a 5% long-term assumed consolidated annual growth rate for periods after the six-year forecast. The Company’s forecasts were based on historical experience, expected market demand and other industry information available at the time the forecasts were prepared. The estimated future cash flows of each reporting unit were discounted at 11.5%.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2009 Evaluation

The Company performed its annual evaluation of goodwill as of December 1, 2009. The Public, Canada and CDW Advanced Services reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 9%, 30% and 35%, respectively) while the Corporate reporting unit did not. The Company performed the second step of the goodwill evaluation for the Corporate reporting unit which did not require a goodwill impairment charge, as the implied fair value of goodwill of this reporting unit exceeded the carrying value of goodwill by 10%.

To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. The Company used a 5% long-term assumed consolidated annual growth rate for periods after the six-year forecast. The estimated future cash flows of each reporting unit were discounted at 11.5%.

October 1, 2008 and December 31, 2008 Evaluations

The Company performed its annual evaluation of goodwill as of October 1, 2008. Both the Company’s Corporate and Public reporting units failed the first step of the evaluation, and accordingly, the Company performed the second step to determine the amount of the goodwill impairment. Due to deteriorating macroeconomic conditions in the fourth quarter of 2008, the Company determined that a triggering event had occurred as of December 31, 2008 that required the Company to update its initial test. As a result, the Company recorded a total goodwill impairment charge of $1,712.0 million in the fourth quarter of 2008. This charge was comprised of $1,359.0 million for the Corporate reporting unit and $353.0 million for the Public reporting unit.

The following table presents the change in goodwill by segment for the years ended December 31, 2010 and 2009:

(in millions)	Corporate	Public	Other (1)	Consolidated

Balances as of December 31, 2008:
Goodwill	$2,789.0	$1,260.3	$104.7	$4,154.0
Accumulated impairment charges	(1,359.0)	(353.0)	—	(1,712.0)

	$1,430.0	$907.3	$104.7	$2,442.0

2009 Activity:
Impairment charges	(212.4)	(1.1)	(28.3)	(241.8)
Adjustment	5.4	1.1	0.3	6.8
Goodwill related to sale of assets (2)	—	—	(3.9)	(3.9)
Translation adjustment	—	—	4.3	4.3

	$1,223.0	$907.3	$77.1	$2,207.4

Balances as of December 31, 2009:
Goodwill	$2,794.4	$1,261.4	$105.4	$4,161.2
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)

	$1,223.0	$907.3	$77.1	$2,207.4

2010 Activity:
Translation adjustment	—	—	1.7	1.7

	$—	$—	$1.7	$1.7

Balances as of December 31, 2010:
Goodwill	$2,794.4	$1,261.4	$107.1	$4,162.9
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)

	$1,223.0	$907.3	$78.8	$2,209.1

(1)	Other is comprised of CDW Advanced Services and Canada reporting units.
(2)	See Note 15 for more information.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of intangible assets at December 31, 2010 and 2009:

(in millions)
December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,861.7	$453.4	$1,408.3
Trade name	421.0	67.8	353.2
Internally developed software	59.1	31.6	27.5
Other	3.2	1.0	2.2

Total	$2,345.0	$553.8	$1,791.2

December 31, 2009
Customer relationships	$1,861.0	$313.3	$1,547.7
Trade name	421.0	46.7	374.3
Internally developed software	48.9	21.9	27.0
Other	3.1	0.7	2.4

Total	$2,334.0	$382.6	$1,951.4

Amortization expense related to intangible assets for the years ended December 31, 2010, 2009 and 2008 was $171.1 million, $171.9 million and $175.9 million, respectively.

Estimated amortization expense related to intangible assets for the next five years is as follows:

(in millions)

Year ended December 31,
2011	$171.4
2012	169.3
2013	165.7
2014	164.1
2015	162.7

5.	Trade Financing Agreements

The Company has entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. At December 31, 2010, the agreements allowed for a maximum credit line of $74.5 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. The Company does not incur any interest expense associated with these agreements, as balances are paid when they are due. At December 31, 2010 and 2009, the Company owed the financial institutions $9.6 million and $25.0 million, respectively, which is included in trade accounts payable.

6.	Lease Commitments

The Company is obligated under various operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2010, 2009 and 2008, rent expense was $23.9 million, $22.9 million and $20.8 million, respectively.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded approximately $0.8 million, $0.8 million and $0.6 million, respectively, of depreciation expense for office equipment under capital leases.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:

(in millions)	Capital	Operating
Year Ended December 31,	Leases	Leases
2011	$0.7	$17.4
2012	0.3	16.2
2013	—	16.3
2014	—	16.1
2015	—	15.4
Thereafter	—	47.6

Total future minimum lease payments	1.0	$129.0

Amounts representing interest	(0.1)

Present value of future minimum lease payments	0.9
Current maturities of capital lease obligations	(0.6)

Long-term capital lease obligations	$0.3

7.	Long-Term Debt

Long-term debt, excluding capital leases, was as follows:

(in millions)	December 31,
	2010	2009
Senior secured asset-based revolving credit facility	$188.1	$491.4
Senior secured term loan facility	1,672.5	2,189.0
Senior secured notes	500.0	—
Senior loans / notes	1,207.0	1,190.0
Senior subordinated loans / notes	721.5	750.0

Total long-term debt	4,289.1	4,620.4
Less current maturities of long-term debt	(132.0)	(22.0)

Long-term debt, excluding current maturities	$4,157.1	$4,598.4

As of December 31, 2010, the Company was in compliance with the covenants under its various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At December 31, 2010, the Company had an $800.0 million Revolving Loan available for borrowings and issuance of letters of credit of which the Company had outstanding borrowings of $188.1 million (at an effective weighted-average interest rate of approximately 1.71% per annum) and $21.7 million of undrawn letters of credit. Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate and (b) the federal funds effective rate plus 50 basis points. The applicable margin varies (1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings) depending upon the Company’s average daily excess cash availability under the agreement. The Revolving Loan matures on October 12, 2012. Availability under the Revolving Loan is limited to the lesser of the revolving commitment of $800.0 million or the amount of the borrowing base. The borrowing base is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by the Company. At December 31, 2010, the borrowing base was $908.5 million as supported by eligible inventory and accounts receivable balances as of November 30, 2010. One of the lenders (the “Defaulting Lender”) under the Revolving Loan has failed to fund its pro rata share of several outstanding loan advances under the Revolving Loan since 2008. As a result, actual availability under the Revolving Loan is $42.2 million less than it would otherwise be if the Defaulting Lender was honoring its commitments under the Revolving Loan agreement. Assuming non-funding by the Defaulting Lender, the Company could borrow up to an additional $548.0 million under the Revolving Loan at December 31, 2010.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the trade financing agreements as described in Note 5), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should the Company fall below the minimum average daily excess cash availability requirement for ten consecutive business days, the Company becomes subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility (“Term Loan”)

On December 2, 2010, in connection with the issuance of the Senior Secured Notes as described below, the Company entered into an amendment of the Term Loan, which became effective on December 17, 2010. In connection with the amendment, the Company agreed to repay $500.0 million of the Term Loan from the proceeds of the Senior Secured Notes. The amendment to the Term Loan extended the final maturity of $1,146.4 million principal amount of the Term Loan to July 15, 2017 from October 10, 2014 (the “Extended Term Loan”). This extended maturity is subject to acceleration to July 14, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Unsecured Debt with a maturity date of October 12, 2015 is greater than or equal to $500.0 million. Further, the amendment, among other things, (1) increased the applicable margin for the interest rate with respect to the Extended Term Loan by 1.00%; and (2) permitted the issuance of the Senior Secured Notes and the grant of security interests in the collateral for the Senior Secured Notes. Term Loan lenders holding $526.1 million principal amount of the Term Loan chose not to extend the maturity of their loans (the “Non-Extended Term Loan”); the Non-Extended Term Loan continues to be subject to the original maturity date of October 10, 2014 and these lenders will not receive the increased interest rate with respect to these loans. The Company recorded a loss of $7.2 million on the extinguishment of $500.0 million of the Term Loan in the consolidated statement of operations in the fourth quarter of 2010, representing a write-off of a portion of the unamortized deferred financing costs associated with the Term Loan.

At December 31, 2010, the outstanding principal balance of the Company’s Term Loan was $1,672.5 million, with $1,146.1 million of Extended Term Loan and $526.1 million of Non-Extended Term Loan. Borrowings under the Term Loan bear interest at either (a) the ABR plus a rate spread; or (b) LIBOR plus a rate spread. The applicable rate spread varies (3.50% to 4.00% for ABR borrowings and 4.50% to 5.00% for LIBOR borrowings under the Extended Term Loan; and 2.50% to 3.00% for ABR borrowings and 3.50% to 4.00% for LIBOR borrowings under the Non-Extended Term Loan) based on the Company’s senior secured leverage ratio, as defined in the amended agreement evidencing the Term Loan.

The effective weighted-average interest rate, without giving effect to the interest rate swap agreements (see Note 8) on Term Loan principal amounts outstanding at December 31, 2010 was 5.01% per annum, with an effective weighted-average interest rate for the twelve months ended December 31, 2010 of 4.29% per annum. The effective weighted-average interest rate, including the effect of the interest rate swap agreements, on Term Loan principal amounts outstanding at December 31, 2010 was 9.53% per annum, with an effective weighted-average interest rate for the twelve months ended December 31, 2010 of 7.84% per annum.

The Term Loan requires the Company to pay quarterly installments of principal equal to $5.5 million, beginning September 2009, with the remaining unpaid principal amount due upon maturity, provided that such quarterly installments are reduced to the extent of any optional or mandatory repayments. The Term Loan also requires the Company to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of the Company’s excess cash flow (as defined in the governing agreement) for the year then ended; and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries, including the issuance of the Senior Secured Notes. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. The Company made required prepayments of principal of the Term Loan of $11 million in 2009 and $516.5 million in 2010, including the issuance of the Senior Secured Notes. The Company estimates a mandatory prepayment of approximately $132.0 million will be due with respect to the year ended December 31, 2010 under the excess cash flow provision, and the Company expects to make that payment within ten business days of filing of this report with the SEC. Because of the prepayments the Company has made on the Term Loan, the Company will no longer be required to pay quarterly installments of principal of $5.5 million.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 5), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under trade financing agreements and capital leases) less cash and cash equivalents, to trailing twelve months Adjusted EBITDA. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended December 31, 2010 was required to be at or below 8.00. For the four quarters ended December 31, 2010, the senior secured leverage ratio was 3.9.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations. With the interest rate swap agreements currently in effect as described in Note 8 and the interest rate cap agreements as described in Note 8, the Company expects to be in compliance with this requirement through January 14, 2013.

Senior Secured Notes (“Senior Secured Notes”)

On December 17, 2010, CDW LLC and CDW Finance Corporation, as co-issuers, issued $500.0 million principal amount of 8.0% Senior Secured Notes. The Senior Secured Notes mature on December 15, 2018.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 5), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note Indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note Indenture does not contain any financial covenants.

Senior Loans/Notes (“Senior Unsecured Debt”) and Senior Subordinated Loans/Notes (“Senior Unsecured Subordinated Debt”)

At December 31, 2010, the outstanding principal balance of the Company’s Senior Unsecured Debt was $1,207.0 million comprised of senior fixed rate notes. The Senior Unsecured Debt has a maturity date of October 12, 2015. The Company is required to pay cash interest on $890.0 million outstanding principal of the Senior Unsecured Debt and can elect to pay cash or PIK Interest (as defined below) on the remaining $317.0 million of the outstanding principal amount (the “PIK Election Debt”). For PIK Election Debt, the Company may elect for the interest period from April 15, 2011 through October 14, 2011 to either (i) pay the interest on amounts outstanding in cash, (ii) defer interest payments and add to the principal balance so that the interest is paid, together with the principal, at maturity (“PIK Interest”), or (iii) pay 50% of the interest in cash and 50% as PIK Interest. Elections are due not less than 30 days prior to the start of the interest period and the method of payment for the prior period will apply if no election is filed.

The Company made a PIK election with respect to these loans for the interest period from October 15, 2009 through April 14, 2010. The principal amount on the PIK Election Debt increased by approximately $17.0 million on April 15, 2010 as a result of this election. For all other interest periods, including that from October 15, 2010 through April 14, 2011, the Company has elected to pay interest in cash on the PIK Election Debt.

At December 31, 2010, the outstanding principal balance of the Company’s Senior Unsecured Subordinated Debt was $721.5 million comprised of senior subordinated fixed rate notes. The Senior Unsecured Subordinated Debt has a maturity date of October 12, 2017. On March 10, 2010, one of the Company’s wholly owned subsidiaries purchased $28.5 million of principal amount of loans of the outstanding Senior Unsecured Subordinated Debt for a purchase price of $18.6 million. Since this transaction involved two members of the same consolidated group, the Company’s consolidated financial statements reflect the accounting for the transaction as if CDW LLC had acquired its own debt. As such, for purposes of financial reporting in the Company’s consolidated financial statements, this debt is accounted for as if extinguished, and the Company recorded a gain of $9.2 million on the extinguishment in the consolidated statement of operations in the first quarter of 2010. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The Company also recorded an adjustment of $0.7 million to interest expense to reduce the long-term accrued interest liability, representing the difference between interest expense previously recognized on the extinguished debt under the effective interest method and actual interest paid. In May 2010, the $28.5 million in principal amount of loans that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

Effective July 10, 2010, the $890.0 million outstanding principal amount of Senior Unsecured Debt on which the Company is required to pay cash interest began to bear interest at an interest rate of 11.0% per annum; the $317.0 million of the outstanding principal amount of PIK Election Debt began to bear interest at an interest rate of 11.5% per annum, plus the PIK margin of 75 basis points applicable during interest periods in which an election to pay PIK interest is made; and the $721.5 million outstanding principal of Senior Unsecured Subordinated Debt began to bear interest at an interest rate of 12.535% per annum.

CDW LLC and CDW Finance Corporation are the co-issuers of the senior notes and senior subordinated notes. Obligations under the senior notes and senior subordinated notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries that is a guarantor under the senior credit facilities. The Senior Unsecured Debt and Senior Unsecured Subordinated Debt contain negative covenants that, among other things, place restrictions and limitations on the

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Unsecured Debt and Senior Unsecured Subordinated Debt do not contain any financial covenants.

Initial Notes Issuance and Exchange Offer

As of December 31, 2010, all of the Company’s senior loans and senior subordinated loans had been converted to senior fixed rate notes and senior subordinated fixed rate notes, respectively.

Under the Senior Registration Rights Agreement and the Senior Subordinated Registration Rights Agreement, each dated as of October 10, 2008, the Company was obligated to file a registration statement with the SEC within 180 days of the issuance of the initial notes, registering the offer to exchange the initial notes for freely tradable exchange notes having substantially equivalent terms. On October 25, 2010, this registration statement was declared effective by the SEC and the exchange offer to all holders of initial notes commenced through the expiration date, December 8, 2010. The Company received exchange offers and issued $737.1 million principal amount of outstanding senior exchange notes, $285.3 million principal amount of outstanding senior PIK exchange notes and $721.5 million principal amount of outstanding senior subordinated exchange notes. The Company is not required and does not intend to conduct any other registered exchange offers for the Initial Notes, so holders who did not participate in the exchange offer will not generally be entitled to any further registration rights subject to certain exceptions for affiliates of the Company, and therefore will not be permitted to transfer their Initial Notes absent an available exemption from registration under the securities laws.

As of December 31, 2010, the maturities of long-term debt, excluding the Revolving Loan and capital leases, were as follows:

(in millions)

Year ended December 31,
2011	$132.0
2012	—
2013	—
2014	484.5
2015	1,207.0
Thereafter	2,277.5

$4,101.0

Based on the quoted market price, trades and/or composite bid prices from dealers, all of which were obtained from independent sources, the estimated fair value of the Company’s long-term debt at December 31, 2010 approximated $4,362.0 million.

Deferred Financing Costs

Deferred financing costs, such as underwriting, financial advisory, professional fees and other similar fees, are capitalized and amortized to interest expense over the estimated life of the related financing. During 2010, the Company capitalized an additional $14.3 million of costs in connection with the December 2010 issuance of the Senior Secured Notes and amendment to the Term Loan. In addition, the Company wrote off a total of $7.9 million of unamortized costs during 2010 related to the extinguishments of portions of the Term Loan and Senior Unsecured Subordinated Debt.

Deferred financing costs as of December 31, 2010 and 2009 were as follows:

(in millions)	December 31,
	2010	2009
Deferred financing costs	$127.4	$120.9
Accumulated amortization	(47.7)	(29.7)

Deferred financing costs, net	$79.7	$91.2

Weighted-average remaining life (in years)	5.7	5.5

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Derivative Instruments and Hedging Activities

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

Interest Rate Swap Agreements

As of December 31, 2010, the Company had two outstanding interest rate swap agreements with a combined $2,000.0 million notional amount.

On October 24, 2007, the Company entered into an interest rate swap agreement with a total notional value of $1,500.0 million to hedge a portion of the cash flows associated with the Term Loan. Under the terms of this interest rate swap agreement, a quarterly net settlement was made for the difference between the fixed rate of 4.37% per annum and the variable rate based upon the three-month LIBOR on the notional amount of the interest rate swap. On April 28, 2009, the Company and its counterparty amended this interest rate swap agreement to reduce the fixed-rate the Company pays on the notional amount to 4.155% per annum from 4.37% per annum and change the floating-rate reference on payments it receives to one-month LIBOR from three-month LIBOR. These changes were effective as of July 14, 2009. The Company elected to change the interest rate index on the corresponding portion of the Term Loan to one-month LIBOR effective July 14, 2009. The termination date of the interest rate swap agreement was January 14, 2011.

On November 27, 2007, the Company entered into a second interest rate swap agreement to hedge the then remaining cash flows associated with the Term Loan. The notional value of this agreement was $700.0 million from November 27, 2007 to January 13, 2010 and was reduced to $500.0 million from January 14, 2010 to January 14, 2011. Under the terms of this interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 3.9125% per annum and the variable rate based on the one-month LIBOR on the notional amount of the interest rate swap. This interest rate swap agreement terminated on January 14, 2011.

For the Company’s interest rate swaps designated as cash flow hedges of interest rate risk for GAAP accounting purposes, the effective portion of the changes in fair value of the swaps is initially recorded as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets and is subsequently reclassified into interest expense, net in the Company’s consolidated statements of operations in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the swaps is recognized directly in earnings. For the Company’s interest rate swap not designated as a cash flow hedge of interest rate risk, changes in fair value of the swap are recorded directly to interest expense, net in the Company’s consolidated statements of operations.

Both of the Company’s interest rate swaps were initially designated as cash flow hedges. However, as a result of the amendment to the $1,500.0 million interest rate swap agreement described above, the Company prospectively discontinued the hedge accounting on the original interest rate swap agreement. Simultaneously, the Company designated the amended interest rate swap agreement into a new cash flow hedging relationship. On December 17, 2010, the Company discontinued the hedge accounting on the amended $1,500.0 million interest rate swap agreement as a result of the Term Loan amendment as described in Note 7. The Company continues to report the net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss, which is being reclassified into earnings during the remaining contractual term of the agreement on a straight-line basis. The amount of the loss reclassified into earnings during the year ended December 31, 2010 was $38.2 million.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the off-market nature of the re-designated interest rate swap at the date of designation, the Company experienced greater volatility in interest expense due to ineffectiveness that was recognized directly in earnings during the year ended December 31, 2010.

The Company utilizes the hypothetical derivative method to measure hedge ineffectiveness each period. This method compares the cumulative change in fair value of the actual swap to the cumulative change in fair value of a hypothetical swap which has a fair value of zero at designation and has terms that identically match the critical terms of the hedged transaction. Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows. Ineffectiveness occurs when the cumulative change in fair value of the actual swap exceeds the cumulative change in fair value of the hypothetical swap. During the Company’s measurement of hedge ineffectiveness on the amended $1,500.0 million swap in 2010, the Company identified that the cumulative change in fair value of the actual swap exceeded the cumulative change in fair value of the hypothetical swap for the first time since designation of the amended interest rate swap agreement into a new cash flow hedging relationship. As a result, the Company recognized non-cash gains due to hedge ineffectiveness for the cumulative change in fair value of the swap from the date of designation through de-designation on December 17, 2010. The amount of non-cash gains recognized into earnings during the year ended December 31, 2010 was $62.2 million.

The fair values of the interest rate cap and swap agreements are estimated as described in Note 9 and reflected as assets or liabilities in the balance sheet. At December 31, 2010 and 2009, the fair value carrying amount of the Company’s interest rate derivatives was recorded as follows:

(in millions)	Balance Sheet Location	Derivative Assets		Derivative Liabilities
		December 31,		December 31,
		2010	2009	2010	2009
Derivatives not designated as hedging instruments
Interest rate cap agreements	Fair value of interest rate cap agreements	$1.2	$—	$—	$—
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$2.1	$—

Derivatives designated as hedging instruments
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$0.7	$70.6

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was as follows:

Derivatives not designated as hedging instruments

(in millions)	Amount of Loss Recognized in Interest Expense, net
	2010		2009	2008
Interest rate cap agreements	$(4.7)		$—	$—

Total	$(4.7)		$—	$—

Derivatives designated as hedging instruments

(in millions)	Amount of Loss Recognized in OCI (Effective Portion)
	2010		2009	2008
Interest rate swap agreements	$(35.7	)(1)	$(21.6)	$(89.3)

Total	$(35.7)		$(21.6)	$(89.3)

	Amount of Loss Reclassified from AOCI into Interest Expense, net (Effective Portion)
	2010		2009	2008
Interest rate swap agreements	$(77.3	)(2)	$(74.5)	$(18.6)

Total	$(77.3)		$(74.5)	$(18.6)

	Amount of Gain (Loss) Recognized in Interest Expense, net (Ineffective Portion)
	2010		2009	2008
Interest rate swap agreements	$25.8	(3)	$(28.7)	$—

Total	$25.8		$(28.7)	$—

(1)

The Company recorded changes in unrealized losses of $35.7 million in AOCI. A net amount of $32.1 million was reflected in the consolidated statement of shareholders’ (deficit) equity, primarily due to a deferred tax adjustment of $3.8 million applied to a portion of this amount.

(2)	The Company reclassified realized losses of $77.3 million from AOCI to net loss, or $47.3 million net of tax as reflected in the consolidated statement of shareholders’ (deficit) equity.
(3)

The Company recorded a net, non-cash gain of $25.8 million in earnings, primarily comprised of the $62.2 million gain representing the cumulative change in the fair value of the amended swap, partially offset by the $38.2 million of loss reclassified to earnings related to the discontinued and de-designated swaps.

Amounts reported in AOCI related to the Company’s interest rate swap agreements will be reclassified to interest expense as interest payments are made on the Company’s floating-rate debt. The Company will reclassify $2.8 million of deferred losses from AOCI to interest expense through maturity of the swaps in January 2011.

Credit-risk-related Contingent Features

Each of the two interest rate swap agreements provides that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default under the agreement evidencing the indebtedness.

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $6.6 million. If the Company had breached the agreements described above at December 31, 2010, it could have been required to settle its obligations under the agreements at their termination value of $6.6 million.

The interest rate swap agreements are considered secured obligations under the Revolving Loan agreement and are secured by the assets that serve as collateral for the Revolving Loan (see Note 7).

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair Value Measurements

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

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

Financial assets and liabilities carried at fair value as of December 31, 2010 were as follows:

(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$—	$1.2	$—	$1.2

Liabilities:
Interest rate swap agreements	$—	$2.8	$—	$2.8

The fair value of the Company’s interest rate caps, as described in Note 8, is classified as Level 2 in the hierarchy. The valuation of the cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. This analysis reflects the contractual terms of the cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.

The fair value of the Company’s interest rate swaps, as described in Note 8, is classified as Level 2 in the hierarchy. The valuation of the swap agreements is derived by using a discounted cash flow analysis on the expected cash flows of each swap. This analysis reflects the contractual terms of the swap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves. The Company also incorporates credit valuation adjustments to adjust for non-performance risk for both the Company and counterparty in fair value measurements. To reflect the two-way risk exposure, the counterparty’s credit spread is applied to the Company’s exposure to the counterparty, and the Company’s own credit spread is applied to the counterparty’s exposure to the Company, and the net credit valuation adjustment is reflected in the Company’s swap agreement valuations. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider. The inputs utilized for the Company’s own credit spread are based on unobservable estimates. In adjusting the fair value of the Company’s swap agreements for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company believes that the observable inputs utilized in the valuation are more significant than the unobservable inputs, and as such, the Company has categorized the value of its swap agreements as Level 2 in the hierarchy.

Goodwill is measured at fair value on a non-recurring basis. The Company performed an interim evaluation of goodwill as of June 1, 2009. As a result, the Company adjusted goodwill to its implied fair value of $2,206.3 million by recording an impairment charge of $235.0 million. The fair value of goodwill as of June 1, 2009 was as follows:

(in millions)
	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$2,206.3	$2,206.3

See Note 4 for more information on the Company’s goodwill impairment evaluation.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes

Income (loss) before income taxes was taxed under the following jurisdictions:

(in millions)	December 31,
	2010	2009	2008
Domestic	$(48.8)	$(468.2)	$(1,783.7)
Foreign	11.8	7.0	6.5

Total	$(37.0)	$(461.2)	$(1,777.2)

Components of the income tax (benefit) expense consist of:

(in millions)	December 31,
	2010	2009	2008
Current:
Federal	$(10.6)	$(7.3)	$17.0
State	4.3	12.8	8.4
Foreign	2.8	1.1	2.4

Total current	(3.5)	6.6	27.8

Deferred:
Domestic	(3.5)	(94.0)	(39.4)
Foreign	(0.8)	(0.4)	(0.4)

Total deferred	(4.3)	(94.4)	(39.9)

Income tax benefit	$(7.8)	$(87.8)	$(12.1)

The reconciliation between the statutory tax rate expressed as a percentage of loss before income taxes and the effective tax rate is as follows:

(dollars in millions)	December 31,
	2010		2009		2008
Statutory federal income tax rate	$(13.0)	35.0%	$(161.4)	35.0%	$(622.0)	35.0%
State taxes, net of federal effect	1.8	(5.0)	(11.6)	2.5	7.1	(0.4)
Equity-based compensation	3.9	(10.4)	3.1	(0.7)	3.6	(0.2)
Goodwill impairment	—	—	84.6	(18.3)	599.2	(33.7)
Other	(0.5)	1.5	(2.5)	0.5	—	—

Effective tax rate	$(7.8)	21.1%	$(87.8)	19.0%	$(12.1)	0.7%

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of temporary differences that give rise to the net deferred income tax liability is presented below:

(in millions)	December 31,
	2010	2009
Deferred Tax Assets:
Deferred interest	$75.3	$165.0
Federal and State net operating loss (“NOL”) and State credit carryforwards, net	45.7	6.0
Charitable contribution carryforward	9.9	9.5
Payroll and benefits	8.8	6.1
Deferred financing costs	6.5	12.1
Equity compensation plans	6.1	6.0
Trade credits	4.9	5.7
Unrealized losses on interest rate swap agreements	3.7	27.3
Accounts receivable	3.6	3.8
Other	9.6	10.6

Total deferred tax assets	174.1	252.1

Deferred Tax Liabilities:
Software and intangibles	676.9	736.0
Deferred income	146.2	145.1
Property and equipment	18.9	19.0
Other	8.7	6.7

Total deferred tax liabilities	850.7	906.8

Deferred tax asset valuation allowance	0.9	—

Net deferred tax liability	$677.5	$654.7

The Company has federal and state income tax NOL carryforwards of $26.7 million and $13.8 million, respectively, which will expire at various dates from 2013 through 2031. The Company also has a federal tax credit of $1.1 million which has an indefinite life and state tax credit carryforwards of $4.1 million, which expire at various dates from 2012 through 2015.

A valuation allowance of $0.9 million has been recorded for certain state tax credits carryforwards for which the Company does not believe, on a more likely than not basis, will be realized.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiary because such earnings are reinvested, and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2010, the Company has not provided for federal income taxes on earnings of approximately $26 million from its international subsidiary.

GAAP provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. The Company reevaluated its filing position related to certain unrecognized tax benefits, and as a result of this change, will incur additional tax liability resulting in the elimination of the liability for unrecognized tax benefits. As such, the Company has no unrecognized tax benefits at December 31, 2010.

The Company was deemed, for tax purposes, to have paid a redemption premium in connection with the December 2010 Term Loan amendment that, in addition to certain expenses, is deductible in determining taxable income. As a result, the Company incurred a net operating loss for tax purposes that is expected to result in $54 million of refunds in 2011 of previously paid income taxes. This $54 million is included in miscellaneous receivables in the Company’s balance sheet as of December 31, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2010	2009	2008
Balance as of January 1	$11.3	$4.8	$—
Additions for tax positions related to current year	—	11.3	0.2
Additions for tax positions with respect to prior years	—	0.3	4.6
Reductions for tax positions with respect to prior years	(11.3)	(3.8)	—
Reductions for tax positions as a result of:
Settlements	—	(1.3)	—
Lapse of statute of limitations	—	—	—

Balance as of December 31	$—	$11.3	$4.8

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In general, the Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for tax years prior to 2008. In addition, the Company is generally no longer subject to state and local or foreign income tax examinations by taxing authorities for tax years prior to 2004. Various taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

The Company accrues net interest and penalties related to unrecognized tax benefits in income tax expense in its consolidated statements of operations. For the years ended December 31, 2010 and 2009, the Company had no liability recorded for the payment of interest and penalties on unrecognized tax benefits and did not recognize any such interest and penalty expense.

11.	CDW Holdings LLC Equity

The CDW Holdings LLC’s Board of Managers adopted the CDW Holdings LLC 2007 Incentive Equity Plan (the “Plan”) for coworkers, managers, consultants and advisors of the Company and its subsidiaries. The Plan permits a committee designated by the Board of Managers of CDW Holdings LLC (the “Committee”) to grant or sell to any participant Class A Common Units or Class B Common Units of CDW Holdings LLC in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and as established by the Committee. The rights and obligations of CDW Holdings LLC and the holders of its Class A Common Units and Class B Common Units are generally set forth in the CDW Holdings LLC limited liability company agreement, the CDW Holdings LLC unitholders agreement, and the individual Class A Common Unit and Class B Common Unit purchase/grant agreements entered into with the respective unitholders.

On the closing date of the Acquisition (“the Closing Date”), certain eligible Management Investors purchased 44,028 Class A Common Units and acquired 8,578 Deferred Units. The remaining 2,089,295 Class A Common Units were purchased by the equity sponsors and certain other co-investors. The Class A Common Units are not subject to vesting. CDW Holdings LLC and the equity sponsors have the right, but not the obligation, to repurchase Class A Common Units from Management Investors in certain circumstances. In addition, certain Management Investors have the right to require CDW Holdings LLC to repurchase limited amounts of Class A Common Units in the event of death or disability.

Deferred Units were acquired on the Closing Date by eligible Management Investors in exchange for foregoing amounts that would have been payable under previously existing compensation plans. On the Closing Date, participants made an election to settle their Deferred Units in three or five years. Earlier settlement would occur in the event of a sale of the Company or termination of employment. Settlement is made through the issuance of CDW Holdings LLC Class A Common Units, Parent Class A Common Shares, or cash.

During the years ended December 31, 2010, 2009 and 2008, 3,481.17, 3,982.22 and 143.94 Deferred Units were converted to CDW Holdings LLC Class A Common Units, respectively.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Equity-Based Compensation

Equity-Based Compensation Plan Descriptions

CDW has established certain equity-based compensation plans for the benefit of the Company’s coworkers and senior management.

Class B Common Units

As described in Note 11, the CDW Holdings LLC’s Board of Managers adopted the Plan pursuant to which CDW makes grants of Class B Common Units to senior management. The Plan limits the number of Class B Common Units that can be sold or granted to 250,000 units. As of December 31, 2010, 191,651 Class B Common Units had been granted and were outstanding.

The Class B Common Units that were granted vest daily on a pro rata basis between the date of grant and the fifth anniversary thereof and are subject to repurchase by, with respect to vested units, or forfeiture to, with respect to unvested units, the Company upon the coworkers separation from service as set forth in each holder’s Class B Common Unit Grant Agreement.

Subject to certain limitations, immediately prior to a sale of the Company (as defined in each holder’s Class B Common Unit Grant Agreement), all unvested Class B Common Units shall immediately vest and become vested Class B Common Units, if the unit holder was continuously employed or providing services to the Company or its subsidiaries as of such date.

In the first quarter of 2010, the Board of Managers made certain changes to the CDW Holdings Limited Liability Company Agreement (“LLC Agreement”). The restated LLC Agreement was revised largely to eliminate the capital preference on the Class A Common Units in connection with the reduction of the participation threshold for certain outstanding Class B Common Units to $0.01 from $1,000. The modification of outstanding Class B Common Units was effective March 10, 2010. Under the revised Class B Common Unit agreement, the units vest daily on a pro rata basis commencing January 1, 2010 and continuing through December 31, 2014. As part of the modification, vesting was reset on those units that previously had vested, subjecting them to a new five-year vesting period. There were 140,428 Class B Common Units modified that were held by 101 coworkers. The total incremental compensation cost resulting from the modification of $8.4 million, or $60.00 per unit, will be amortized over the new vesting period. The $60.00 per unit modification cost was determined as a difference in value of the modified Class B Common Units ($120.00) and the value of the Class B Common Units immediately prior to the modification ($60.00). The Company adopted a bifurcated method of accounting for the modification whereby the compensation cost associated with the original grant of the modified units will continue to be expensed over the original vesting period.

MPK II Units

The Company agreed with Michael P. Krasny, CDW Corporation founder and former chairman and CEO, to establish the MPK Coworker Incentive Plan II (the “MPK Plan”) for the benefit of all of the coworkers of the Company other than members of senior management that received incentive equity awards under the Plan on October 15, 2007.

The MPK Plan consists of a cash award component, and in the case of coworkers hired on or prior to January 1, 2007, a long-term incentive award component. The cash award component, an expense of CDW Corporation prior to the Acquisition, entitled each participant to a one-time cash bonus payment, which was paid in December 2007. The long-term incentive award component establishes an “account” for each eligible participant which was notionally credited with a number of Class A Common Units of CDW Holdings LLC on October 15, 2007, the day the plan was established. As of December 31, 2010, there were 74,826 notional units granted and outstanding under the MPK Plan.

The notional units credited to a participants’ account are unvested and subject to forfeiture as set forth in the MPK Plan. Participants become fully vested on the earlier of (1) the date which is three months following the 10th anniversary of the effective date of the MPK Plan, and (2) the later of the date such participant attains age 62 and the date such participant has reached 10 years of service with the Company and its subsidiaries. Participants will also become fully vested upon termination of employment due to death or disability (as defined in the MPK Plan). Vesting can be accelerated upon certain events including a sale of the Company or an initial public offering, each as defined in the MPK Plan.

The Company has agreed with Mr. Krasny to contribute the fair market value of all awards that are forfeited under the MPK Plan to a charitable foundation. The Company has also agreed to contribute to the charitable foundation an amount equal to the tax benefits the Company derives in connection with settlements/payouts to participants under the MPK Plan. These contributions may be made, in the form of, at the Company’s election, cash or equity interests of CDW Holdings LLC or the Company or, in the case of the tax benefit payment, a subordinated promissory note of the Company in the event a cash payment is prohibited under a financing agreement.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation and Expense Information

The Company has attributed the value of equity-based compensation awards to the various periods during which the recipient must perform services in order to vest in the award using the straight-line method.

The grant date fair value of Class B Common Unit grants is calculated using the Option-Pricing Method. This method considers Class A Common Units and Class B Common Units as call options on the total shareholders’ equity value, giving consideration to liquidation preference and conversion of the preferred units. Such Class A Common Units and Class B Common Units are modeled as call options that give their owners the right, but not the obligation, to buy the underlying shareholders’ equity value at a predetermined (or exercise) price. Class B Common Units are considered to be call options with a claim on shareholders’ equity value at an exercise price equal to the remaining value immediately after the Class A Common Units are liquidated. The Option-Pricing Method is highly sensitive to key assumptions, such as the volatility assumption. As such, the use of this method can be applied when the range of possible future outcomes is difficult to predict. This model was adopted because the Monte Carlo stock price model that was previously used was not effective and no longer appropriate given the modifications made to the Class A Common Units and Class B Common Units and the Company’s capital structure.

The following table summarizes the assumptions and resulting fair value of the Class B Common Unit grants for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
Assumptions	2010	2009
Weighted-Average Grant Date Fair Value	$130.45	$295.75
Weighted-Average Volatility	97.86%	28.13%
Weighted-Average Risk-Free Rate	2.32%	4.42%
Dividend Yield	$0.00	$0.00

The Company calculated the expected future volatility based upon the average five-year volatility and the implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

The risk-free interest rate of return used is based on the five-year U.S. Treasury rate. The Company does not currently pay a dividend nor anticipates paying a dividend in the future; therefore, the dividend yield is 0.00%.

Notional units granted under the MPK Plan were valued at $1,000 per unit, the fair value equivalent of the Class A Common Units at the time the awards were granted.

The following table sets forth the summary of equity plan activity for the year ended December 31, 2010:

Equity Awards	Class B Common Units (1)	MPK Plan Units (1) (2)
Outstanding at January 1, 2010	146,841	80,367

Granted	53,949	—
Forfeited	(7,487)	(5,260	)(3)
Repurchased/Settled	(1,651)	(281	)(4)

Outstanding at December 31, 2010	191,651	74,826

Vested at December 31, 2010	37,338	462	(5)

(1)

The weighted-average grant date fair market value for Class B Common Units granted during the period ended December 31, 2010 is $130.45. The weighted-average grant date fair market value for outstanding Class B Common Units inclusive of the $60.00 per unit impact of the March 2010 modification is $292.88. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants accounts.
(3)

The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of December 31, 2010, the Company owed a contribution for 863 units.

(4)

Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Common Units in exchange for the vested MPK Plan Units.

(5)	Represents MPK Plan units that have vested but not yet converted to Class A Common Units.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the Company estimated there was $56.7 million of total unrecognized compensation cost related to nonvested equity-based compensation awards granted under the equity plans. That anticipated cost is expected to be recognized over the weighted-average period of 5 years.

The Company’s net loss includes $11.5 million, $15.9 million and $17.8 million of compensation cost and $0.1 million, $2.6 million and $2.8 million of income tax benefits related to the Company’s equity-based compensation arrangements for the years ended December 31, 2010, 2009 and 2008, respectively. No portion of equity-based compensation was capitalized.

For the year ended December 31, 2010:

•	There was no intrinsic value attributed to the Class B Common Units and the MPK Plan Units that were repurchased/settled.

•	There was no tax benefit realized from the settlement of MPK Plan Units.

13.	Deferred Compensation Plan

On March 10, 2010, in connection with the Company’s purchase of $28.5 million of the principal amount of its outstanding senior subordinated loans as described in Note 7, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan were granted Restricted Debt Units (“RDUs”) that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by the total number of RDUs outstanding. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of December 31, 2010, 24,574 RDUs had been granted to participants.

RDUs that are outstanding as of December 31, 2010 vest daily on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014. Vesting ceases upon separation from service except in certain conditions as set forth in the RDU Plan. All outstanding RDUs become vested immediately prior to a sale of the Company. Upon completion of the vesting period, December 31, 2014, or earlier in the case of a sale of the Company, any unallocated RDUs will be allocated to participants on a pro rata basis according to each participant’s total RDUs.

The total amount of compensation available to be paid under the RDU Plan is based on two components, a principal component and an interest component. The principal component credits the RDU Plan with an amount equal to the $28.5 million face value of the Company’s senior subordinated loans. Payment of the principal component of the RDU Plan will be made on October 12, 2017, unless accelerated due to a sale of the Company. By December 31, 2014, amounts accrued under the RDU Plan are expected to equal the present value of future principal payments, plus any unpaid accrued interest thereon. The interest component credits the RDU Plan with amounts equal to the interest expense on $28.5 million principal of the senior subordinated loans from March 10, 2010 through October 12, 2017. Payment of the interest component for the period from March 10, 2010 through December 31, 2011 will be made in January 2012. The interest component for periods starting on January 1, 2012 and thereafter will be paid semiannually on April 15 and October 15. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.

Compensation expense of $7.1 million related to the RDU Plan was recognized in the year ended December 31, 2010. As of December 31, 2010, total unrecognized compensation expense of approximately $34.2 million related to the RDU Plan is expected to be recognized over the next 4.0 years.

14.	Profit Sharing and 401(k) Plan

The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the year ended December 31, 2008, the amount charged to expense for this plan totaled $11.9 million. Of this amount, $8.0 million was reversed to income during the year ended December 31, 2009, as the payout of this amount was partially based upon certain financial objectives in 2009 that were not achieved. This reversal was partially offset by $6.4 million of plan expense recorded in 2009, resulting in a net credit of $1.6 million attributed to this plan during the year ended December 31, 2009. For the year ended December 31, 2010, the amount charged to expense for this plan totaled $10.4 million.

15.	Sale of Assets

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16.	Contingencies

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business, including various pending litigation matters. The Company is also subject to audit by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. In addition, from time to time, customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.

The Company does not believe that any current audit or pending or threatened litigation will have a material adverse effect on its financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect the Company’s consolidated results of operations for a particular period.

The investment banks that were initial parties to the Company’s amended and restated senior bridge loan agreement and amended and restated senior subordinated bridge loan agreement requested, in a letter to the Company dated April 18, 2008, that the Company issue long-term debt securities to refinance the bridge loans the Company issued under those agreements. The letter further requested that if the Company did not issue these long-term debt securities, additional interest accrue under those agreements at the same rates that would have been applicable to the long-term debt securities had they been issued on that date. If the banks were to pursue these claims, the Company believes that the maximum amount at issue would be approximately $80.6 million. The Company does not believe that it was required to issue any long-term debt securities in 2008 and therefore does not believe that it owes any additional interest. Accordingly, the Company did not accrue any amount in respect thereof as of December 31, 2010 or for any prior periods.

17.	Related Party Transactions

The Company entered into a management services agreement with the equity sponsors pursuant to which they have agreed to provide it with management and consulting services and financial and other advisory services. Pursuant to such agreement, the equity sponsors receive an annual management fee of $5.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. The management services agreement includes customary indemnification and provisions in favor of the equity sponsors.

18.	Segment Information

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. The Company also has two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.”

The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution and fulfillment services to support both the Corporate and Public segments, and costs and intercompany charges associated with the logistics function are fully allocated to both of these segments based on a percent of sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal and coworker services. Headquarters’ function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below.

The accounting policies of the segments are the same as those described in Note 1. The Company allocates resources to and evaluates performance of its segments based on both net sales and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in the Company’s credit agreements, means EBITDA adjusted for certain items which are described in the reconciliation table below. Management evaluates the performance of each

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment on the basis of Adjusted EBITDA as the primary metric for measuring segment profitability. Management believes that EBITDA and Adjusted EBITDA, both non-GAAP financial measures, represent a useful measure for evaluating the Company’s performance because it reflects earnings trends without the impact of certain non-cash related expenses or income.

Analysts, investors and rating agencies frequently use EBITDA for performance measurement purposes, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP. Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

Selected Segment Financial Information

The following table presents information about the Company’s segments for the years ended December 31, 2010, 2009 and 2008:

(in millions)	Corporate	Public	Other	Headquarters	Total

2010:
Net sales	$4,833.6	$3,560.6	$407.0	$—	$8,801.2
Income (loss) from operations	256.2	193.0	14.3	(110.8)	352.7
Adjusted EBITDA	378.1	252.5	23.7	(52.5)	601.8
Amortization expense	(93.9)	(43.4)	(3.1)	(30.7)	(171.1)

2009:
Net sales	$3,818.2	$3,035.5	$308.9	$—	$7,162.6
Income (loss) from operations	(56.7)	150.7	(23.2)	(102.7)	(31.9)
Adjusted EBITDA	280.7	213.4	14.8	(43.5)	465.4
Amortization expense	(93.9)	(43.4)	(3.1)	(31.8)	(172.2)

2008:
Net sales	$4,852.2	$2,894.7	$324.3	$—	$8,071.2
Income (loss) from operations	(1,104.2)	(216.4)	10.2	(76.7)	(1,387.1)
Adjusted EBITDA	381.1	198.6	21.8	(30.9)	570.6
Amortization expense	(93.4)	(45.5)	(6.4)	(30.6)	(175.9)

The following table presents a reconciliation of total Adjusted EBITDA to total loss before income taxes for the years ended December 31, 2010, 2009 and 2008:

(in millions)	Years Ended December 31,
	2010	2009	2008
Adjusted EBITDA	$601.8	$465.4	$570.6
Adjustments to reconcile Adjusted EBITDA to loss before income taxes:
Depreciation and amortization	(209.4)	(218.2)	(218.4)
Interest expense, net	(391.9)	(431.7)	(390.3)
Goodwill impairment	—	(241.8)	(1,712.0)
Non-cash equity-based compensation	(11.5)	(15.9)	(17.8)
Sponsor fee	(5.0)	(5.0)	(5.0)
Consulting and debt-related professional fees	(15.1)	(14.1)	(4.3)
Net gain on extinguishments of long-term debt	2.0	—	—
Other adjustments (1)	(7.9)	0.1	—

Loss before income taxes	$(37.0)	$(461.2)	$(1,777.2)

(1)

Other adjustments include certain severance and retention costs, equity investment gains and losses and the gain related to the sale of Informacast software and equipment in 2009, as described in Note 15.

Major Customers, Geographic Areas, and Product Mix

No single customer other than the federal government accounted for more than 10% of total net sales in 2010 and 2009. Net sales to the federal government in 2010 and 2009 were $967.8 million, or 11.0% of total net sales, and $902.6 million, or 12.6% of total net sales, respectively. No single customer accounted for more than 10% of total net sales during 2008. During 2010, 2009 and 2008, approximately 3% of the Company’s total net sales were to customers outside of the U.S., primarily in Canada. As of December 31, 2010 and 2009, approximately 1% of the Company’s long-lived assets were located outside of the U.S.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net sales by major category for the years ended December 31, 2010, 2009 and 2008. Categories are based upon internal classifications. Amounts for the years ended December 31, 2009 and 2008 have been reclassified for certain changes in individual product classifications.

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales

Hardware:
NetComm Products	$1,240.0	14.1%	$953.5	13.3%	$1,081.5	13.4%
Notebook/Mobile Devices	1,142.7	13.0	831.7	11.6	970.2	12.0
Data Storage/Drives	836.2	9.5	787.8	11.0	821.4	10.2
Other Hardware	3,703.9	42.1	3,029.0	42.3	3,499.0	43.4

Total Hardware	$6,922.8	78.7%	$5,602.0	78.2%	$6,372.1	79.0%

Software	$1,608.8	18.3%	$1,295.7	18.1%	$1,396.4	17.3%

Services	$206.0	2.3%	$184.6	2.6%	$203.9	2.5%

Other (1)	$63.6	0.7%	$80.3	1.1%	$98.8	1.2%

Total net sales	$8,801.2	100.0%	$7,162.6	100.0%	$8,071.2	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.

19.	Supplemental Guarantor Information

The Initial Notes and Exchange Notes, and the Senior Secured Notes, as described in Note 7, are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are full and unconditional, and joint and several. CDW LLC’s Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are wholly owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by CDW LLC.

The following tables set forth condensed consolidating balance sheets as of December 31, 2010 and 2009, consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008, and condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

(in millions)	December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$32.9	$1.1	$10.0	$—	$(7.4)	$36.6
Accounts receivable, net	—	—	1,047.5	44.0	—	—	1,091.5
Merchandise inventory	—	—	290.3	2.5	—	—	292.8
Miscellaneous receivables	—	90.2	99.1	3.5	—	—	192.8
Deferred income taxes	—	45.6	7.2	—	—	—	52.8
Prepaid expenses and other	—	10.4	25.4	—	—	—	35.8

Total current assets	—	179.1	1,470.6	60.0	—	(7.4)	1,702.3

Property and equipment, net	—	78.6	77.7	1.8	—	—	158.1
Goodwill	—	749.4	1,428.4	31.3	—	—	2,209.1
Other intangible assets, net	—	380.5	1,400.4	10.3	—	—	1,791.2
Deferred financing costs, net	—	79.7	—	—	—	—	79.7
Other assets	6.5	1.5	1.9	—	—	(6.5)	3.4
Investment in and advances to subsidiaries	(50.0)	3,193.4	—	—	—	(3,143.4)	—

Total assets	$(43.5)	$4,662.2	$4,379.0	$103.4	$—	$(3,157.3)	$5,943.8

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$—	$17.3	$543.2	$12.2	$—	$(7.4)	$565.3
Current maturities of long-term debt and capital leases	—	132.5	0.1	—	—	—	132.6
Fair value of interest rate swap agreements	—	2.8	—	—	—	—	2.8
Deferred revenue	—	—	28.6	—	—	—	28.6
Accrued expenses	—	152.4	137.0	8.2	—	—	297.6

Total current liabilities	—	305.0	708.9	20.4	—	(7.4)	1,026.9

Long-term liabilities:
Debt and capital leases	—	4,157.3	0.1	—	—	—	4,157.4
Deferred income taxes	—	183.5	551.2	2.1	—	(6.5)	730.3
Fair value of interest rate swap agreements	—	—	—	—	—	—	—
Accrued interest	—	32.3	—	—	—	—	32.3
Other liabilities	—	34.1	4.7	1.6	—	—	40.4

Total long-term liabilities	—	4,407.2	556.0	3.7	—	(6.5)	4,960.4

Total shareholders’ (deficit) equity	(43.5)	(50.0)	3,114.1	79.3	—	(3,143.4)	(43.5)

Total liabilities and shareholders (deficit) equity	$(43.5)	$4,662.2	$4,379.0	$103.4	$—	$(3,157.3)	5,943.8

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

(in millions)	December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$87.6	$0.5	$7.0		$(7.1)	$88.0
Accounts receivable, net	—	—	977.7	29.0		—	1,006.7
Merchandise inventory	—	—	256.0	1.8		—	257.8
Miscellaneous receivables	—	34.4	89.7	3.7		—	127.8
Deferred income taxes	—	33.4	6.6	—		—	40.0
Prepaid expenses and other	—	10.1	27.3	0.1		—	37.5

Total current assets	—	165.5	1,357.8	41.6		(7.1)	1,557.8

Property and equipment, net	—	77.0	86.6	2.2		—	165.8
Goodwill	—	749.4	1,428.4	29.6		—	2,207.4
Other intangible assets, net	—	400.8	1,539.8	10.8		—	1,951.4
Other assets	7.0	91.8	3.4	—		(8.6)	93.6
Investment in and advances to subsidiaries	(51.7)	3,459.8	—	—		(3,408.1)	—

Total assets	$(44.7)	$4,944.3	$4,416.0	$84.2		$(3,423.8)	$5,976.0

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$12.5	$281.0	$5.9		$(7.1)	$292.3
Current maturities of long-term debt and capital leases	—	22.5	0.1	—		—	22.6
Fair value of interest rate swap agreements	—	68.7	—	—		—	68.7
Deferred revenue	—	—	28.9	—		—	28.9
Accrued expenses	—	109.8	107.2	5.0		—	222.0

Total current liabilities	—	213.5	417.2	10.9		(7.1)	634.5

Long-term liabilities:
Debt and capital leases	—	4,599.2	0.1	—		—	4,599.3
Deferred income taxes	—	97.7	601.1	2.9		(7.0)	694.7
Fair value of interest rate swap agreements	—	1.9	—	—		—	1.9
Accrued interest	—	45.6	—	—		—	45.6
Other liabilities	—	38.1	5.1	3.1		(1.6)	44.7

Total long-term liabilities	—	4,782.5	606.3	6.0		(8.6)	5,386.2

Total shareholders’ (deficit) equity	(44.7)	(51.7)	3,392.5	67.3		(3,408.1)	(44.7)

Total liabilities and shareholders’ (deficit) equity	$(44.7)	$4,944.3	$4,416.0	$84.2		$(3,423.8)	$5,976.0

(a)	Not applicable as of December 31, 2009. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

(in millions)	Year Ended December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$8,504.7	$296.5	$—	$—	$8,801.2
Cost of sales	—	—	7,152.3	258.1	—	—	7,410.4

Gross profit	—	—	1,352.4	38.4	—	—	1,390.8

Selling and administrative expenses	—	110.8	798.3	23.0	—	—	932.1
Advertising expense	—	—	102.5	3.5	—	—	106.0

(Loss) income from operations	—	(110.8)	451.6	11.9	—	—	352.7

Interest (expense) income, net	—	(393.2)	1.3	—	—	—	(391.9)
(Loss) gain on extinguishments of long-term debt	—	(7.9)	9.9	—	—	—	2.0
Other income (expense), net	—	8.6	(8.2)	(0.2)	—	—	0.2

(Loss) income before income taxes	—	(503.3)	454.6	11.7	—	—	(37.0)

Income tax benefit (expense)	—	125.5	(115.7)	(2.0)	—	—	7.8

(Loss) income before equity in (loss) earnings of subsidiaries	—	(377.8)	338.9	9.7	—	—	(29.2)

Equity in (loss) earnings of subsidiaries	(29.2)	348.6	—	—	—	(319.4)	—

Net (loss) income	$(29.2)	$(29.2)	$338.9	$9.7	$—	$(319.4)	$(29.2)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

(in millions)	Year Ended December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$6,951.7	$210.9		$—	$7,162.6
Cost of sales	—	—	5,844.8	184.9		—	6,029.7

Gross profit	—	—	1,106.9	26.0		—	1,132.9

Selling and administrative expenses	—	102.8	700.9	17.4		—	821.1
Advertising expense	—	—	99.9	2.0		—	101.9
Goodwill impairment	—	—	241.8	—		—	241.8

(Loss) income from operations	—	(102.8)	64.3	6.6		—	(31.9)

Interest (expense) income, net	—	(432.2)	0.5	—		—	(431.7)
Other (expense) income, net	—	(0.1)	2.2	0.3		—	2.4

(Loss) income before income taxes	—	(535.1)	67.0	6.9		—	(461.2)

Income tax benefit (expense)	1.1	187.3	(99.9)	(0.7)		—	87.8

Income (loss) before equity in (loss) earnings of subsidiaries	1.1	(347.8)	(32.9)	6.2		—	(373.4)

Equity in (loss) earnings of subsidiaries	(374.5)	(26.7)	—	—		401.2	—

Net (loss) income	$(373.4)	$(374.5)	$(32.9)	$6.2		$401.2	$(373.4)

(a)	Not applicable for the year ended December 31, 2009. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

(in millions)	Year Ended December 31, 2008
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$7,851.8	$219.4		$—	$8,071.2
Cost of sales	—	—	6,518.4	191.8		—	6,710.2

Gross profit	—	—	1,333.4	27.6		—	1,361.0

Selling and administrative expenses	—	76.6	800.1	18.1		—	894.8
Advertising expense	—	—	138.0	3.3		—	141.3
Goodwill impairment	—	—	1,712.0	—		—	1,712.0

(Loss) income from operations	—	(76.6)	(1,316.7)	6.2		—	(1,387.1)

Interest (expense) income, net	—	(390.7)	0.3	0.1		—	(390.3)
Other (expense) income, net	—	(0.2)	0.3	0.1		—	0.2

(Loss) income before income taxes	—	(467.5)	(1,316.1)	6.4		—	(1,777.2)

Income tax benefit (expense)	—	161.9	(147.8)	(2.0)		—	12.1

(Loss) income before equity in (loss) earnings of subsidiaries	—	(305.6)	(1,463.9)	4.4		—	(1,765.1)

Equity in (loss) earnings of subsidiaries	(1,765.1)	(1,459.5)	—	—		3,224.6	—

Net (loss) income	$(1,765.1)	$(1,765.1)	$(1,463.9)	$4.4		$3,224.6	$(1,765.1)

(a)	Not applicable for the year ended December 31, 2008. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

(in millions)	Year Ended December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(245.6)	$668.4	$4.4	$—	$(0.3)	$426.9

Cash flows from investing activities:
Capital expenditures	—	(31.4)	(9.9)	(0.2)	—	—	(41.5)
Cash settlements on interest rate swap agreements	—	(78.2)	—	—	—	—	(78.2)
Premium payments on interest rate cap agreements	—	(5.9)	—	—	—	—	(5.9)
Other investing activities	—	0.2	—	—	—	—	0.2

Net cash used in investing activities	—	(115.3)	(9.9)	(0.2)	—	—	(125.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500.0	—	—	—	—	500.0
Payments to extinguish long-term debt	—	(500.0)	(18.6)	—	—	—	(518.6)
Repayments of long-term debt	—	(16.5)	—	—	—	—	(16.5)
Payment of deferred financing costs	—	(14.3)	—	—	—	—	(14.3)
Proceeds from borrowings under revolving credit facility	—	770.8	—	—	—	—	770.8
Repayments of borrowings under revolving credit facility	—	(1,074.1)	—	—	—	—	(1,074.1)
Advances to/from affiliates	—	640.8	(639.2)	(1.6)	—	—	—
Other financing activities	—	(0.5)	(0.1)	—	—	—	(0.6)

Net cash provided by (used in) financing activities	—	306.2	(657.9)	(1.6)	—	—	(353.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	—	0.4

Net (decrease) increase in cash	—	(54.7)	0.6	3.0	—	(0.3)	(51.4)

Cash and cash equivalents – beginning of period	—	87.6	0.5	7.0	—	(7.1)	88.0

Cash and cash equivalents – end of period	$—	$32.9	$1.1	$10.0	$—	$(7.4)	$36.6

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

(in millions)	Year Ended December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$1.1	$(213.1)	$313.8	$1.4		$(4.7)	$98.5

Cash flows from investing activities:
Capital expenditures	—	(10.8)	(4.8)	—		—	(15.6)
Cash settlements on interest rate swap agreements	—	(72.2)	—	—		—	(72.2)
Purchases of marketable securities	—	(20.0)	—	—		—	(20.0)
Redemption of marketable securities	—	20.0	—	—		—	20.0
Proceeds from sale of assets	—	—	5.2	—		—	5.2

Net cash (used in) provided by investing activities	—	(83.0)	0.4	—		—	(82.6)

Cash flows from financing activities:
Repayments of long-term debt	—	(11.0)	—	—		—	(11.0)
Payment of deferred financing costs	—	(11.3)	—	—		—	(11.3)
Advances to/from affiliates	(1.1)	315.0	(314.8)	0.9		—	—
Other financing activities	—	(0.3)	(0.2)	—		—	(0.5)

Net cash (used in) provided by financing activities	(1.1)	292.4	(315.0)	0.9		—	(22.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5		—	0.5

Net (decrease) increase in cash	—	(3.7)	(0.8)	2.8		(4.7)	(6.4)

Cash and cash equivalents – beginning of period	—	91.3	1.3	4.2		(2.4)	94.4

Cash and cash equivalents – end of period	$—	$87.6	$0.5	$7.0		$(7.1)	$88.0

(a)	Not applicable for the year ended December 31, 2009. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

(in millions)	Year Ended December 31, 2008
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated

Net cash (used in) provided by operating activities	$—	$(204.7)	$356.3	$4.2		$18.4	$174.2

Cash flows from investing activities:
Capital expenditures	—	(26.5)	(14.2)	(0.4)		—	(41.1)
Cash settlements on interest rate swap agreements	—	(19.2)	—	—		—	(19.2)

Net cash used in investing activities	—	(45.7)	(14.2)	(0.4)		—	(60.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	150.0	—	—		—	150.0
Repayments of long-term debt	—	(190.0)	—	—		—	(190.0)
Proceeds from borrowings under revolving credit facility	—	1,126.7	—	—		—	1,126.7
Repayments of borrowings under revolving credit facility	—	(1,072.8)	—	—		—	(1,072.8)
Payment of deferred financing costs	—	(45.5)	—	—		—	(45.5)
Advances to/from affiliates	—	350.1	(350.9)	0.8		—	—
Other financing activities	—	(2.8)	(0.2)	—		—	(3.0)

Net cash provided by (used in) financing activities	—	315.7	(351.1)	0.8		—	(34.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)		—	(0.5)

Net increase (decrease) in cash	—	65.3	(9.0)	4.1		18.4	78.8

Cash and cash equivalents – beginning of period	—	26.0	10.3	0.1		(20.8)	15.6

Cash and cash equivalents – end of period	$—	$91.3	$1.3	$4.2		$(2.4)	$94.4

(a)	Not applicable for the year ended December 31, 2008. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Selected Quarterly Financial Results (unaudited)

(in millions)	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:

Corporate:
Medium/Large	$893.0	$964.6	$973.7	$1,036.0
Small Business	223.7	228.8	251.0	262.8

Total Corporate	1,116.7	1,193.4	1,224.7	1,298.8

Public:
Government	280.5	343.1	397.1	348.0
Education	227.8	338.1	392.5	242.1
Healthcare	212.0	249.7	262.1	267.5

Total Public	720.3	930.9	1,051.7	857.6

Other	97.1	99.0	98.0	112.9

Net sales	$1,934.1	$2,223.3	$2,374.4	$2,269.3

Gross profit	$305.9	$359.9	$368.4	$356.8

Income from operations	$71.3	$95.6	$104.6	$81.2

Net income (loss)	$2.2	$(7.0)	$(0.3)	$(24.2)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:

Corporate:
Medium/Large	$692.1	$712.3	$739.5	$870.9
Small Business	194.7	196.3	196.6	215.9

Total Corporate	886.8	908.6	936.1	1,086.8

Public:
Government	206.2	276.8	415.6	372.0
Education	193.7	286.0	338.2	222.6
Healthcare	159.0	175.4	194.5	195.4

Total Public	558.9	738.2	948.3	790.0

Other	69.0	73.2	79.0	87.7

Net sales	$1,514.7	$1,720.0	$1,963.4	$1,964.5

Gross profit	$253.3	$275.7	$301.3	$302.6

Income (loss) from operations	$27.8	$(181.9)	$70.3	$51.8

Net loss	$(44.3)	$(266.8)	$(25.0)	$(37.3)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Subsequent Events

On February 22, 2011, the Company announced that it has commenced a cash tender offer (the “Offer”) to purchase any and all of the outstanding $1,207.0 million aggregate principal amount of Senior Unsecured Debt. In connection with the Offer, the Company is seeking from the holders of the Senior Unsecured Debt consents to certain proposed amendments to the indenture for the Senior Unsecured Debt that would eliminate substantially all of the restrictive covenants and certain events of default contained in the indenture governing the Senior Unsecured Debt.

On February 23, 2011, the Company announced that it is pursuing a proposed repricing of the $1,146.1 million principal amount of the Extended Term Loan to take advantage of lower interest rates currently available in the senior secured debt market. The proposed amendment to the Extended Term Loan is subject to lender consent and other conditions, and may not occur as described or at all.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2009 and 2008

(in millions)
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year Ended December 31, 2010	$6.3	$1.2	$(2.5)	$5.0
Year Ended December 31, 2009	6.4	5.1	(5.2)	6.3
Year Ended December 31, 2008	6.1	4.8	(4.5)	6.4

Inventory valuation reserve:
Year Ended December 31, 2010	$3.5	$28.9	$(28.3)	$4.1
Year Ended December 31, 2009	3.5	21.9	(21.9)	3.5
Year Ended December 31, 2008	4.5	24.6	(25.6)	3.5

Reserve for sales returns:
Year Ended December 31, 2010	$2.9	$29.4	$(29.1)	$3.2
Year Ended December 31, 2009	2.9	26.8	(26.8)	2.9
Year Ended December 31, 2008	2.8	31.0	(30.9)	2.9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on its assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of Parent, the Managers of CDW Holdings LLC and CDW LLC and our Executive Officers are set forth below:

Name	Age	Position
John A. Edwardson	61	Chairman of the Board and Chief Executive Officer of CDW Holdings LLC, CDW LLC and Parent
Thomas E. Richards	56	President and Chief Operating Officer
Dennis G. Berger	46	Senior Vice President and Chief Coworker Services Officer
Neal J. Campbell	49	Senior Vice President and Chief Marketing Officer
Douglas E. Eckrote	46	Senior Vice President—Strategic Solutions and Services
Ann E. Ziegler	52	Senior Vice President and Chief Financial Officer
Christine A. Leahy	46	Senior Vice President, General Counsel and Corporate Secretary
Jonathan J. Stevens	41	Senior Vice President—Operations and Chief Information Officer
Christina V. Rother	47	Senior Vice President—Sales
Matthew A. Troka	40	Senior Vice President—Product and Partner Management
Steven W. Alesio	56	Manager of CDW Holdings LLC and CDW LLC
Barry K. Allen	62	Manager of CDW Holdings LLC and CDW LLC
Benjamin D. Chereskin	52	Manager of CDW Holdings LLC and CDW LLC
Glenn M. Creamer	49	Manager of CDW Holdings LLC and CDW LLC
Michael J. Dominguez	41	Manager of CDW Holdings LLC and CDW LLC and Director of Parent
George A. Peinado	41	Manager of CDW Holdings LLC and CDW LLC and Director of Parent
Robin P. Selati	45	Manager of CDW Holdings LLC and CDW LLC

John A. Edwardson serves as our Chairman of the Board and Chief Executive Officer, and as a manager of CDW Holdings LLC and CDW LLC and a director of Parent. Mr. Edwardson has served as our Chairman and Chief Executive Officer since joining us in 2001. Prior to joining CDW in 2001, Mr. Edwardson served as Chairman and Chief Executive Officer of Burns International Services Corporation from 1999 until 2000. Mr. Edwardson previously served as a Director and President from 1994 to 1998 and Chief Operating Officer from 1995 to 1998 of UAL Corporation and United Airlines. He currently serves on the Board of Directors of FedEx Corporation. Mr. Edwardson is a graduate of Purdue University where he earned a bachelor’s degree and a graduate of the University of Chicago where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Edwardson possesses particular knowledge and experience in strategic planning and leadership of complex organizations and board practices of other major corporations, which strengthen the board’s collective qualifications, skills and experience.

Thomas E. Richards serves as our President and Chief Operating Officer. Mr. Richards joined CDW in September 2009, and is responsible for sales, services, product and partner management, marketing and e-commerce. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications, a telecommunications carrier. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest Communications, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards has also served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor’s degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow.

Dennis G. Berger serves as our Senior Vice President and Chief Coworker Services Officer. Mr. Berger joined CDW in September 2005 as Vice President—Coworker Services. In January 2007, he was named Senior Vice President and Chief Coworker Services Officer. Mr. Berger is responsible for leading CDW’s programs in coworker learning and development, benefits, compensation, performance management, coworker relations and talent acquisition. Prior to joining CDW, he served as Vice President of Human Resources at PepsiAmericas, a beverage company, from 2002 to 2005. Mr. Berger has also held human resources positions of increasing responsibility at Pepsi Bottling Group, Inc., Pepsico, Inc. and GTE Corporation. Mr. Berger serves on the Board of Directors for the Human Resources Management Association of Chicago, Glenwood School for Boys and Girls, Chicago SCORES and Anti-Defamation League of Chicago. Mr. Berger is a graduate of Northeastern University where he earned a bachelor’s degree and a graduate of Washington University in St. Louis where he earned a Master of Business Administration.

Neal J. Campbell serves as our Senior Vice President and Chief Marketing Officer. Mr. Campbell joined CDW in January 2011, and is responsible for the strategy and development of CDW’s advertising, public relations, channel marketing, marketing intelligence and research, merchandising, microsites, creative services and direct marketing content, along with relationship marketing, corporate communications and e-commerce initiatives including content development, online marketing and e-procurement. Prior to joining CDW, Mr. Campbell served as Chief Executive Officer of TrafficCast, a provider of real-time and predictive traffic information to Google, Yahoo and others from 2008 to 2011. From 2006 to 2008, he served as Executive Vice President and General Manager – Strategic Marketing and Next Generation Products for ISCO International, a manufacturer of wireless telecommunications components. Mr. Campbell also spent 17 years with Motorola, most recently as Vice President and General Manager, GSM Portfolio Marketing and Planning for the company’s mobile device business. Mr. Campbell is a graduate of Bradley University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned a Master of Business Administration.

Douglas E. Eckrote serves as our Senior Vice President of Strategic Solutions and Services and is responsible for our technology specialist teams focusing on servers and storage, unified communications, security, wireless, power and cooling, networking, software licensing and mobility solutions. He also holds responsibility for CDW Canada, Inc. Mr. Eckrote joined CDW in 1989 as an account manager. Mr. Eckrote was appointed Director of Operations in 1996, Vice President of Operations in 1999 and Senior Vice President of Purchasing in April 2001. In October 2001, he was named Senior Vice President of Purchasing and Operations. He was named Senior Vice President of Operations, Services and Canada in 2006 and assumed his current role in 2009. Prior to joining CDW, Eckrote worked in outside sales for Arrow Electronics and Cintas Uniform Company. From 2003 to 2009, Mr. Eckrote served on the Board of Directors for the Make-A-Wish Foundation of Illinois, completing the last two years as Board Chair and currently serves on the Make-A-Wish Foundation of America National Chapter Performance Committee. Mr. Eckrote also served on the Board of Directors for the Center for Enriched Living from 2002-2008, serving as Vice President from 2004-2005, President from 2006-2008 and currently serves as Board Emeritus. Mr. Eckrote is a graduate of Purdue University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned an Executive Master of Business Administration.

Ann E. Ziegler joined CDW in April 2008 as Senior Vice President and Chief Financial Officer. Prior to joining CDW, Ms. Ziegler spent 15 years at Sara Lee Corporation (“Sara Lee”), a global consumer goods company, in a number of executive roles including finance, mergers and acquisitions, strategy and general management positions in both U.S. and international businesses. Most recently, from 2005 until April 2008, Ms. Ziegler served as Chief Financial Officer and Senior Vice President of Administration for Sara Lee Food and Beverage. Prior to joining Sara Lee, Ms. Ziegler was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom. Ms. Ziegler serves on the boards of directors of Hanesbrands, Inc., Unitrin, Inc. and The Chicago Shakespeare Theatre. Ms. Ziegler is a graduate of The College of William and Mary where she earned a bachelor’s degree and a graduate of the University of Chicago Law School where she earned her Juris Doctor.

Christine A. Leahy serves as our Senior Vice President, General Counsel and Corporate Secretary and is responsible for our legal, corporate governance, enterprise risk management and compliance functions. Ms. Leahy joined CDW in January 2002 as Vice President, General Counsel and Corporate Secretary. In January of 2007, she was named Senior Vice President. Before joining CDW, Ms. Leahy served as a corporate partner in the Chicago office of Sidley Austin LLP where she specialized in corporate governance, securities law, mergers and acquisitions and strategic counseling. Ms. Leahy serves on the Board of Trustees of Children’s Home and Aid. Ms. Leahy is a graduate of Brown University where she earned a bachelor’s degree and a graduate of Boston College Law School where she earned her Juris Doctor. She also completed the CEO Perspective and Women’s Director Development Programs at Northwestern University’s Kellogg School of Management.

Jonathan J. Stevens serves as our Senior Vice President of Operations and Chief Information Officer. Mr. Stevens joined CDW in June 2001 as Vice President—Information Technology, was named Chief Information Officer in January 2002 and Vice President—International and Chief Information Officer from 2005 until December 2006. In January 2007, he was named Senior Vice President and Chief Information Officer and assumed his current role in November 2009. Mr. Stevens is responsible for the strategic direction of our information technology. Additionally, he holds responsibility for our distribution centers, transportation, facilities, customer relations, operational excellence and the business technology center. Prior to joining CDW, Mr. Stevens served as regional technology director for Avanade, an international technology integration company formed through a joint venture between Microsoft and Accenture from 2000 to 2001. Prior to that, Mr. Stevens was a principal with Microsoft Consulting Services and led an information technology group for a corporate division of AT&T/NCR. Mr. Stevens is a graduate of the University of Dayton where he earned a bachelor’s degree.

Christina V. Rother serves as our Senior Vice President of Sales and is responsible for managing all aspects of our corporate and public sector sales forces, including sales force strategy, structure, goals, revenue generation and training and development. Ms. Rother joined CDW in 1991 as an account manager. In 2002, she was appointed Vice President for Education and State and Local Sales. In 2005, she was chosen to lead our newly formed healthcare sales team. She was promoted to Group Vice President in 2006 for CDW Government LLC until assuming her current roles as our Senior Vice President and President of CDW Government LLC in 2009. Prior to joining CDW, Ms. Rother held a number of sales positions with technology companies including Laser Computers and Price Electronics. Ms. Rother serves on the Board of Directors for the Associated Colleges of Illinois and the Make-A-Wish Foundation of Illinois. Ms. Rother is a graduate of the University of Illinois at Chicago where she earned a bachelor’s degree.

Matthew A. Troka serves as our Senior Vice President of Product and Partner Management. Mr. Troka is responsible for managing our relationships with all of our vendor partners. In addition, he directs the day-to-day operations of our purchasing department. Mr. Troka joined CDW in 1992 as an account manager and became a sales manager in 1995. From 1998 to 2001, he served as Corporate Sales Director. From 2001 to 2004, Mr. Troka was Senior Director of Purchasing. From 2004 to 2006, Mr. Troka served as Vice President of Purchasing. From 2006 to 2011, Mr. Troka was Vice President of Product and Partner Management. On March 3, 2011, Mr. Troka was elected Senior Vice President of Product and Partner Management. He also is Chairman of the CDW Supplier Diversity Advisory Council. Mr. Troka serves as a member of the Board of Directors for Rainbows for All Children. Mr. Troka is a graduate of the University of Illinois where he earned a bachelor’s degree.

Steven W. Alesio serves as a manager of CDW Holdings LLC and CDW LLC. Mr. Alesio serves as a Senior Advisor at Providence Equity Partners. Prior to joining Providence Equity Partners in December, 2010, Mr. Alesio was most recently Chairman of the Board and Chief Executive Officer of Dun & Bradstreet Corporation (“D&B”), a provider of credit information on businesses and corporations. After joining D&B in January 2001 as Senior Vice President, Mr. Alesio served in various senior leadership positions. In May 2002, Mr. Alesio was named President and Chief Operating Officer, and was elected to the Board of Directors. In January 2005, Mr. Alesio was chosen to be the Chief Executive Officer, and in May of 2005, he became Chairman of the Board, a position he held until his departure in June 2010. Prior to joining D&B, Mr. Alesio spent 19 years with the American Express Company, where he served in marketing and then general management roles. Mr. Alesio serves on the board of directors of Genworth Financial, Inc. Mr. Alesio is the founding sponsor and Senior Advisor for the non-profit, All Stars Project of New Jersey, which provides outside-of-school leadership development and performance-based education programming to thousands of inner-city young people in Newark and its surrounding communities. Mr. Alesio is a graduate of St. Francis College where he earned a bachelor’s degree and a graduate of University of Pennsylvania’s Wharton School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Alesio possesses particular knowledge and experience in strategic planning and leadership of complex organizations and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Barry K. Allen serves as a manager of CDW Holdings LLC and CDW LLC. Mr. Allen serves as Senior Advisor at Providence Equity Partners. Prior to joining Providence Equity Partners in 2007, Mr. Allen was Executive Vice President of Operations at Qwest Communications International, a telecommunications carrier. Before his retirement from Qwest in June 2007, Mr. Allen was responsible for the company’s network and information technology operations. Prior to being named Executive Vice President of Operations in March 2004, he served as Qwest’s Executive Vice President of Operations and Chief Human Resources Officer. Before joining Qwest in August 2002, Mr. Allen was President of Allen Enterprises, a private equity investment and management company he founded in 2000. Previously, he served as President of Chicago-based Ameritech Corp., where he began his career in 1974 and held a variety of executive appointments including President and Chief Executive Officer of Wisconsin Bell and President and Chief Executive Officer of Illinois Bell. Before starting at Ameritech, Mr. Allen served in the U.S. Army where he reached the rank of Captain. Mr. Allen serves on the boards of directors of Harley Davidson (Chairman of the Board), Bell Canada Enterprises, the Fiduciary Management family of mutual funds, Telcordia Technologies, Inc. and World Triathlon Corporation. He has also served as a board member for many civic organizations, including the Greater Milwaukee Committee, currently the Boys and Girls Club of Milwaukee, Junior Achievement of Wisconsin, Children’s Hospital of Wisconsin and United Way in Milwaukee. Mr. Allen is a graduate of the University of Kentucky where he earned a bachelor’s degree and a graduate of Boston University where he earned a Master of Business Administration, with honors. As a result of these and other professional experiences, Mr. Allen possesses particular knowledge and experience in technology industries; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Benjamin D. Chereskin serves as a manager of CDW Holdings LLC and CDW LLC. Mr. Chereskin is President of Profile Capital Management LLC (“Profile Capital”), an investment management firm. Prior to founding Profile Capital, Mr. Chereskin was a Managing Director of Madison Dearborn, having co-founded the firm in 1993. Prior to the founding of Madison Dearborn, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin currently serves on the Board of Directors of BF Bolthouse Holdco LLC, Cinemark, Inc., Tuesday Morning Corporation, University of Chicago Laboratory School, and KIPP-Chicago and on the Board of Trustees of University of Chicago Medical School. During the previous five years, Mr. Chereskin also served as a director of Carrols Restaurant Group, Inc. Mr. Chereskin is a graduate of Harvard College where he earned a bachelor’s degree and a graduate of the Harvard Graduate School of Business Administration where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Chereskin possesses particular knowledge and experience in accounting, finance and capital market transactions; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Glenn M. Creamer serves as a manager of CDW Holdings LLC and CDW LLC. Mr. Creamer is a Senior Managing Director of Providence Equity. Prior to the founding of Providence in 1989, Mr. Creamer was a Vice President of Narragansett Capital, which he joined in 1988. Mr. Creamer has also worked in investment banking at Merrill Lynch and JPMorgan. Mr. Creamer currently is a director of Telcordia Technologies, Inc. He also serves as a director of various non-profit boards, including Catholic Relief Services, Mustard Seed Communities USA and the Rhode Island School of Design Museum. Mr. Creamer is a graduate of Brown University where he earned a bachelor’s degree and a graduate of Harvard Business School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Creamer possesses particular knowledge and experience in accounting, finance and capital market transactions; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Michael J. Dominguez serves as a manager of CDW Holdings LLC and CDW LLC and a director or Parent. Mr. Dominguez is a Managing Director of Providence Equity. Prior to joining Providence Equity in 1998, Mr. Dominguez worked for Salomon Smith Barney in corporate finance. Previously, Mr. Dominguez held positions with Morgan Stanley and was a senior consultant at Andersen Consulting. Currently, Mr. Dominguez also serves on the Board of Directors of AutoTrader.com and ZeniMax Media Inc.

Mr. Dominguez is a graduate of Bucknell University where he earned a bachelor’s degree and a graduate of Harvard Business School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Dominguez possesses particular knowledge and experience in accounting, finance and capital market transactions; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

George A. Peinado serves as a manager of CDW Holdings LLC and CDW LLC and a director of Parent. Mr. Peinado is a Managing Director of Madison Dearborn and joined the firm in 2004. Prior to joining Madison Dearborn, Mr. Peinado was with DLJ Merchant Banking Partners and Morgan Stanley & Co. Mr. Peinado currently serves on the Board of Directors of BF Bolthouse Holdco LLC and The Yankee Candle Company, Inc. and the Board of Trustees of the Chicago Botanic Gardens. During the past five years, Mr. Peinado also served as a director for Pierre Holding Corp. Mr. Peinado is a graduate of Stanford University where he earned a bachelor’s degree and a graduate of The Tuck School at Dartmouth College where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Peinado possesses particular knowledge and experience in accounting, finance and capital market transactions; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Robin P. Selati serves as a manager of CDW Holdings LLC and CDW LLC. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993. Before 1993, Mr. Selati was with Alex. Brown & Sons Incorporated. Mr. Selati currently serves on the Board of Directors of BF Bolthouse Holdco LLC, Ruth’s Hospitality Group, Inc. and The Yankee Candle Company, Inc. During the previous five years, Mr. Selati also served as a director for Tuesday Morning Corporation, Carrols Restaurant Group, Inc., Pierre Holding Corp., Family Christian Stores, Inc., NWL Holdings, Inc. and Cinemark, Inc. Mr. Selati is a graduate of Yale University where he earned a bachelor’s degree and a graduate of the Stanford University Graduate School of Business where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Selati possesses particular knowledge and experience in accounting, finance and capital market transactions; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Boards of Managers and Directors

The Board of Managers of each of CDW Holdings LLC and CDW LLC is currently composed of eight managers. The Board of Directors of Parent is currently composed of three directors.

Audit Committee

Our audit committee currently consists of Messrs. Dominguez and Peinado. Our audit committee has responsibility for, among other things, the quality of our financial reporting and internal control processes, our independent auditor’s performance and qualification and the performance or our internal audit function. The Board has determined Mr. Peinado qualifies as the audit committee financial expert under SEC regulations. Mr. Peinado is not independent because of his affiliation with Madison Dearborn Partners, which holds more than a 5% equity interest in CDW Holdings LLC, the Company’s parent.

Compensation Committee

Our compensation committee currently consists of Messrs. Allen, Chereskin, Creamer, Dominguez, Peinado and Selati. Our compensation committee has responsibility for, among other things, review and approval of executive compensation, review and approval of equity compensation and review of trends in management compensation.

Corporate Governance Committee

Our corporate governance committee currently consists of Messrs. Dominguez and Peinado. Our corporate governance committee has responsibility for, among other things, review and approval of the size of our Board, review of corporate governance guidelines, and oversight of programs for our managers.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of the Board of Directors or compensation committee of another entity that had one or more of its executive officers serving as a member of any of our Boards of Managers or Boards of Directors.

Director Compensation

See “Item 11 Executive Compensation—Director Compensation.”

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Financial Integrity Code of Ethics” section of The CDW Way Code that applies to coworkers generally, is posted on the our website at www.cdw.com/content/about/our-values.asp. If we make any substantive amendments to this code of ethics, or grant any waiver from a provision to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis provides an overview of the Company’s executive compensation philosophy and the material elements of compensation earned by our named executive officers with respect to 2010.

Our named executive officers consist of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers. For 2010, these named executive officers are:

•	John A. Edwardson, Chairman and Chief Executive Officer

•	Thomas E. Richards, President and Chief Operating Officer

•	Ann E. Ziegler, Senior Vice President and Chief Financial Officer

•	Douglas E. Eckrote, Senior Vice President, Strategic Solutions and Services

•	Christine A. Leahy, Senior Vice President, General Counsel and Corporate Secretary

On October 12, 2007, we were acquired by a company controlled by investment funds affiliated with the equity sponsors and we ceased, at that time, being a public company subject to SEC and stock exchange listing rules (the “Acquisition”). Following the Acquisition, the Compensation Committees of CDW Holdings (our ultimate parent company) and CDW LLC collectively have responsibility for determining the compensation of our named executive officers. The two Compensation Committees are comprised of the same members, each of whom was appointed by the equity sponsors. For purposes of this Compensation Discussion and Analysis, these two Compensation Committees are collectively referred to as the “Committee.”

In 2010, the Company registered public debt with the SEC, again subjecting the Company to certain SEC rules and disclosure requirements.

Establishing and Evaluating Executive Compensation

Executive Compensation Philosophy and Objectives

The Committee believes that the Company’s executive compensation programs should reward actions and behaviors that drive long-term, profitable revenue growth at above-market rates while also rewarding the achievement of short-term performance goals. The following objectives are grounded in a pay-for-performance philosophy and provide a framework for the Company’s executive compensation programs:

•	Attract, retain and motivate high performing talent;

•	Directly align executive compensation elements with both short-term and long-term Company performance; and

•	Align the interests of our executives with those of our stakeholders.

These objectives guided the decisions made by the Committee with respect to 2010 executive compensation.

Market Comparisons

Since the Acquisition, the Company has continued to utilize the peer group established prior to the Acquisition. Historically, each of the companies in the Company’s peer group met one or more of the following criteria: (i) operated in the same line of business as the Company; (ii) operated “close” to the Company’s line of business; (iii) operated in a business-to-business distribution environment; or (iv) competed with the Company for talent.

Compensation data with respect to the peer group is compiled by Aon Hewitt, a global human capital consulting and outsourcing firm. To account for the differences in revenue size between the members of the peer group and the Company, the compensation data in the peer group analysis is statistically adjusted by Aon Hewitt on the basis of revenue. This allows the Committee to review the compensation data on a size-adjusted basis. The peer group considered by the committee in setting 2010 executive compensation consisted of the following companies:

Anixter International, Inc.	Office Depot, Inc.
Arrow Electronics, Inc.	OfficeMax Incorporated
Avaya Inc.	PC Connection Inc.
Best Buy Co., Inc.	RadioShack Corporation
C. R. Bard, Inc.	Staples, Inc.
GTSI Corp.	Tech Data Corporation
Illinois Tool Works Inc.	United Stationers Inc.
Ingram Micro Inc.	W.W. Grainger, Inc.
Insight Enterprises, Inc.	Wesco International, Inc.
NCR Corporation

As our business model continued to evolve following the Acquisition to that of a multi-brand technology solutions provider, the Committee felt it appropriate to supplement the peer group with survey data from a technology industry survey of approximately 1,000 companies. For Mr. Edwardson, the peer group is the primary market data source, given the availability of chief executive officer compensation data in public filings, and the compensation survey data provides a supplemental viewpoint. For the other named executive officers, the peer group data and compensation survey data are weighted equally in the Committee’s analysis of market pay practices. For purposes of this Compensation Discussion and Analysis, the peer group data and compensation survey data are collectively referred to as “market data.”

Historically, amounts paid or awarded to the named executive officers have been based on individual and Company performance, and market data has been used by the Committee to provide a perspective on executive compensation. In order to evaluate the competitiveness and reasonableness of the Company’s executive compensation program, the Committee compares base salary to the market 50th percentile, and total target cash compensation and total compensation, including long-term incentive opportunity, to a market range of the 50th to 75th percentile. The total cash compensation opportunity for an executive is generally set to provide above market median total cash compensation for performance above market growth rate expectations. In conjunction with market data, the Committee also considers the executive’s overall responsibilities, individual performance against Company goals and leadership impact when establishing appropriate compensation levels.

Role of Executive Officers

The Committee is responsible for all compensation decisions for our named executive officers. The Company’s Chief Executive Officer, John A. Edwardson, annually reviews the performance of each executive officer and makes recommendations based on these reviews to the Committee.

Elements of Compensation

The Company’s executive compensation program consists of the following elements:

•	Base salary;

•	Annual cash incentive awards (the Senior Management Incentive Plan);

•	Long-term incentive awards; and

•	Severance benefits.

Base Salary

Base salaries are included in the Company’s total compensation package to provide a portion of compensation in the form of fixed cash. The Committee generally sets base salaries for executives, including the named executive officers, below the market median of salaries for executives in similar positions and with similar responsibilities at companies included in the market data. Aligned with our compensation philosophy, a large proportion of executives’ total target cash compensation is non-fixed, or variable, to provide a strong connection between pay and performance. Accordingly, in 2010, Mr. Edwardson’s base salary was 39% of his total target cash compensation, and base salaries for the other named executive officers ranged from 28% to 42% of their total target cash compensation.

In light of the continuing uncertainty in the general market, Mr. Edwardson recommended that there be no increases to the base salaries from the levels established in 2009 for any of the named executive officers. Based on this recommendation, none of the named executive officers received an increase in base salary for 2010.

Annual Cash Incentive Awards

Senior Management Incentive Plan

CDW provides its senior management with short-term incentive compensation through its annual cash bonus program, the Senior Management Incentive Plan (“SMIP”). Short-term compensation under SMIP is a significant component of an executive’s total target cash compensation opportunity in a given year.

As noted above, the Committee generally assesses an executive’s total target cash compensation for competitiveness and reasonableness against the market data. The total cash compensation opportunity for an executive is generally set to provide above market median total cash compensation for performance above market growth rate expectations. Because the named executive officer base salary levels historically have been below the 50th percentile of the market data, the Committee has long relied on SMIP to provide a significant component of the named executive officer’s total target cash compensation. For 2010, in light of the continued uncertainty in the general market, the Committee did not increase the SMIP target award levels from those set for 2009 for the named executive officers other than Ms. Ziegler and Ms. Leahy. The Committee approved an increase to Ms. Ziegler’s SMIP target from $630,000 to $700,000 and Ms. Leahy’s SMIP target from $365,000 to $400,000 to position their total target cash compensation more competitively in the market. For 2010, Mr. Edwardson’s SMIP target award represented 61% of his total target cash compensation, and SMIP target awards for our other named executive officers ranged from 58% to 72% of their respective total target cash compensation.

In establishing annual performance goals under SMIP, the Committee undertakes a rigorous review and analysis to ensure that the performance goals correlate to above market performance. Factors considered by the Committee in establishing the performance goals include projected market growth rates and the Company’s market share gains, productivity and investments.

The Committee believed that a combination of Adjusted EBITDA and market share performance was the most meaningful measure of the Company’s 2010 performance for its stakeholders because together they take into account not only the Company’s absolute performance but also performance relative to the market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the calculation of Adjusted EBITDA.

For 2010, the Committee set the annual Adjusted EBITDA performance goal at an aggressive level that required Company performance to be above projected market growth rates. Additionally, the threshold payout level was set so as to require the Company to meet or exceed prior year Adjusted EBITDA results for any incentive payments to be made to senior management under SMIP. The Committee also included a market share factor as a mechanism to adjust payments under SMIP. This design feature adjusts SMIP awards based on the Company’s financial and operational success relative to market.

In operation, therefore, payment of awards under SMIP for performance during 2010 was guided by three principles:

•	Target payout requires growth above projected market growth rates;

•	Threshold payout requires performance at or above prior year level; and

•	The market share governor adjusts payouts if the Company underperforms the market.

The SMIP payout curve had a payout range from 0% to 200% of each participant’s target SMIP award for performance between 93.1% and 125% of the Adjusted EBITDA goal, with different levels of payout for increased or constant/decreased market share, and no payout if the Company failed to achieve 2009 Adjusted EBITDA performance. The threshold, target and maximum payout opportunities under the SMIP payout curve are set forth below:

	Adjusted EBITDA Performance Goal	Market Share Governor (2)
Payout Opportunity (1)	(% of attainment of performance goal)	Grew (% of target bonus)	Remained Constant/Declined (% of target bonus)
Maximum	125%	200%	180%
Adjusted EBITDA Performance Goal	100%	100%	90%
Minimum Performance Threshold	93.1%	25%	15%

(1)	Payouts were determined under a grid based on various performance achievement levels for Adjusted EBITDA and market share changes.
(2)

Market share changes were measured internally based on survey data from industry sources as well as the public financial statements of a mix of competitors, technology manufacturers and technology distributors.

In 2010, the Committee determined that the Company had achieved 120% of its Adjusted EBITDA performance goal and the Company’s market share grew, resulting in a payout percentage of 190% of each named executive officer’s bonus target. As indicated by these results, the Company performed well during 2010. Although that success, to some extent, was a function of the overall economy’s recovery in 2010, as indicated by the Company’s increase in market share, the Company’s financial and operational success was, to a greater extent, a direct result of the Company’s ability to continue to effectively serve its customers and the Company’s success in maintaining the cost structure and discipline that it instituted during the economic downturn.

The table below sets forth the SMIP payouts to each of the named executive officers based upon 2010 performance:

Named Executive Officer	Calculated SMIP Payout
John A. Edwardson	$2,470,000
Thomas E. Richards	$1,995,000
Ann E. Ziegler	$1,330,000
Douglas E. Eckrote	$1,330,000
Christine A. Leahy	$760,000

Long-term Incentive Program

The equity sponsors believe that members of senior management should hold a personally significant interest in the equity of the Company to align their interests and the interests of our stakeholders. As described below, the equity sponsors implemented their management investment philosophy by requiring members of senior management to invest in the Company and by establishing a “profits-interest program.” “Profits-interest programs” are common practice in portfolio companies of private equity firms and allow participants to share in increases in the equity value of the Company.

A Units

The equity sponsors’ investment in the Company is held in the form of Class A Common Units of CDW Holdings (“A Units”). Each of our current named executive officers who was with the Company at the time of the Acquisition was required to invest in the Company by purchasing A Units with cash, by exchanging shares of CDW stock for A Units equivalent in value, or on a deferred basis by deferring certain of their 2007 compensation into deferred A Units.

B Unit Program

The Company granted Class B Common Units of CDW Holdings (“B Units”) in 2007 to each of our current named executive officers who were with the Company at the time of the Acquisition. The Committee also has the authority to grant B Units to new members of senior management and additional B Units to current members of senior management. The Committee granted B Units to Mr. Richards and Ms. Ziegler in connection with the commencement of their employment in 2009 and 2008, respectively. In March 2010, the Committee awarded Mr. Edwardson and Ms. Ziegler an additional 7,660 B Units and 1,766 B Units, respectively. In determining the size of the awards, the Committee considered market data and, in the case of Mr. Edwardson, the fact that Mr. Edwardson was not a participant in the Restricted Debt Unit Plan, the other component of the Company’s long-term incentive program.

Under the terms of the B Unit program, the A Units and B Units share equally in any increase in the equity value of the Company above a pre-defined value for the A Units. We refer to this pre-defined value as the “participation threshold.” As the economy and general market conditions deteriorated significantly in 2008 and 2009, the value of the B Units held by senior management under the Company’s long-term incentive program was severely diminished. In mid 2009, the Committee began to consider various alternatives for restoring the effectiveness of the Company’s long-term incentive program by providing key leaders with a more meaningful interest in, and reward for, driving the growth and long-term value of the Company. The Committee’s goal was to retain critical talent and to motivate key leaders to drive the long-term success of the Company. In considering modifications to the long-term incentive program, the Committee reviewed each executive’s total target compensation, including the overall long-term incentive opportunity, compared to the market data. See “Establishing and Evaluating Executive Compensation—Market Comparisons” for further information regarding the market data.

As a result of such review, early in 2010, the Committee recommended, and the Board approved, amendments to the B Unit program. The amendments effectively eliminated the participation threshold so that the A Units and B Units now share equally in any increase in the equity value of the Company. Because the purpose of the amendments was to drive future increases in the equity value of the Company, as part of the changes, the Board required that the vesting of all B Units, including those that had previously vested, be reset so that all B Units became subject to a new five-year vesting period, commencing on January 1, 2010.

The modification to the B Unit program affected all current participants in the B Unit program, including all of the named executive officers. For additional information about the deferred A Units and B Units granted to the named executive officers, see the narrative accompanying the “Grants of Plan-Based Awards Table,” the table entitled “2010 Outstanding Equity Awards at Fiscal Year-End” and the “2010 Units Vested Table” below.

RDU Plan

In connection with its review of the long-term incentive program, the Committee recommended, and the Board approved, the establishment of a Restricted Debt Unit Plan (the “RDU Plan”) which was designed to retain key leaders and focus them on driving the long-term success of the Company. The RDU Plan is an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan were granted Restricted Debt Units (“RDUs”) in March 2010 that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by 28,500, which is the total number of RDUs available under the RDU Plan. Each RDU represents $1,000 of face value of the Company’s senior subordinated notes.

The RDUs vest on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014. The RDUs are designed to track two components of the Company’s senior subordinated notes, a principal component and an interest component. However, the participants have no rights to the underlying debt. The total amount of compensation available under the RDU Plan is based on these two components. The principal component credits the RDU Plan with an amount equal to $28.5 million face value of the Company’s senior subordinated notes (the “debt pool”). Payment of the principal component under the RDU Plan will be made to participants on October 12, 2017, unless accelerated due to a sale of the Company. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the debt pool from March 10, 2010 through maturity (October 12, 2017). These amounts will be paid to participants on the interest payment dates, except that amounts for 2010 and 2011 are deferred until 2012. At the time the Company implemented the RDU Plan, the Company repurchased and retired $28.5 million principal amount of the senior subordinated notes. The Company purchased the debt at a discount to the face value, which effectively reduced the overall cost of the RDU Plan to the Company.

There are currently 26 participants in the RDU Plan, including each of the named executive officers other than Mr. Edwardson. The table below sets forth the number of RDUs received by each named executive officer. In determining the size of the RDU awards, the Committee considered market data with respect to total target compensation and long-term incentive opportunity.

Named Executive Officer	Number of RDUs
John A. Edwardson	—
Thomas E. Richards	5,130
Ann E. Ziegler	3,135
Douglas E. Eckrote	2,565
Christine A. Leahy	2,565

For additional information regarding the operation of the RDU Plan and the RDUs granted to the named executive officers, see the narrative accompanying the “2010 Non-Qualified Deferred Compensation” table and the “2010 Potential Payments Upon Termination or Change in Control” section.

Severance Benefits

The Company’s employment arrangements with each of the named executive officers provide for payments and other benefits in connection with certain qualifying terminations of employment with the Company. The Committee believes that these arrangements: (i) help secure the continued employment and dedication of the named executive officers; (ii) enhance the Company’s value to a potential acquirer because the named executive officers have noncompetition, nonsolicitation and confidentiality provisions that apply after any termination of employment, including after a change in control of the Company; and (iii) are important as a recruitment and retention device, as many of the Companies with which we compete for executive talent have similar agreements in place for their senior management.

Additional information regarding the employment arrangements with each of the named executive officers, including a quantification of benefits that would have been received by each named executive officer had his or her employment terminated on December 31, 2010, is provided under “2010 Potential Payments Upon Termination or Change in Control.”

Other Benefits

Our named executive officers participate in the Company’s corporate-wide benefit programs. Our named executive officers are provided benefits that are generally commensurate with the benefits provided to all full-time CDW coworkers, which includes participation in the Company’s qualified defined contribution plan. Consistent with the Company’s performance-based culture, the Company does not offer a service-based defined benefit pension plan or other similar benefits to its coworkers. Similarly, the Company does not provide nonqualified retirement programs or perquisites that are often provided at other companies to the named executive officers.

Compensation Committee Report

The CDW LLC Compensation Committee, together with the Compensation Committee of CDW Holdings LLC, has responsibility for determining the compensation of our named executive officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors of CDW Corporation that the Compensation Discussion and Analysis be included in CDW Corporation’s Annual Report on Form 10-K and such other filings with the SEC as may be appropriate.

Compensation Committee

Benjamin D. Chereskin (Chair)

Barry K. Allen

Glenn M. Creamer

Michael J. Dominguez

George A. Peinado

Robin P. Selati

Executive Compensation Tables

2010 Summary Compensation Table

The following table provides information regarding the compensation earned during the last two fiscal years by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, whom we collectively refer to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(5)	Non-qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
John A. Edwardson Chairman and Chief Executive Officer	2010	825,000	—	4,191,657	—	2,470,000	—	—	7,486,657
	2009	(1) 564,205	250	—	—	683,800	—	3,193	1,251,448
Thomas E. Richards President and Chief Operating Officer	2010	700,000	—	(4) 2,238,960	—	1,995,000	296,561	5,130,000	10,360,521
	2009	175,000	(2) 1,208,896	—	—	—	—	30,274	1,414,170
Ann E. Ziegler Senior Vice President and Chief Financial Officer	2010	320,000	—	628,429	—	1,340,000	181,232	3,135,000	5,604,661
	2009	317,538	100	—	—	331,380	—	3,193	652,211
Douglas E. Eckrote Senior Vice President, Strategic Solutions and Services	2010	275,000	—	514,867	—	1,340,000	148,281	2,565,000	4,843,148
	2009	272,885	350	—	—	368,200	—	3,193	644,628
Christine A. Leahy (8) Senior Vice President, General Counsel and Corporate Secretary	2010	285,000	—	380,481	—	770,000	148,281	2,565,000	4,148,762

(1)	For 2009, Mr. Edwardson voluntarily reduced his 2009 base salary.
(2)	The amount reported for Mr. Richards in 2009 includes a one-time sign-on bonus in the amount of $1,186,000.
(3)

The amounts reported represent the grant date fair value of B Unit grants and the incremental fair value associated with the modification of the B Unit program in 2010, each as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). See Note 12 to the consolidated financial statements included in this report for the year ended December 31, 2010 for a discussion of the relevant assumptions used in calculating these amounts. Please see the Compensation Discussion and Analysis for further information regarding the 2010 B Unit grants to Mr. Edwardson and Ms. Ziegler and the modification to the B Unit program, which impacted the outstanding B Units held by each of the named executive officers other than the 2010 B Unit grants.

(4)

Under relevant accounting rules, the grant of 18,658 B Units that Mr. Richards received pursuant to the terms of his 2009 offer letter was considered made in 2010 rather than 2009 and, accordingly, is reflected in the 2010 Summary Compensation Table as 2010 compensation.

(5)

The amounts included in the “Non-Equity Incentive Plan Compensation” column reflect cash awards to the named executive officers under SMIP as well as, with respect to Ms. Ziegler, Mr. Eckrote and Ms. Leahy, a special performance bonus of $10,000 based on EBITDA results for 2010. Please see the Compensation Discussion and Analysis for further information regarding the SMIP.

(6)

Pursuant to SEC disclosure rules, the amounts reported represent the portion of the interest credited under the RDU Plan that exceeds 120% of the applicable federal long-term rate from March 2010. As noted in the Compensation Discussion and Analysis, interest earned during 2010 under the RDU Plan will be deferred until 2012.

(7)

For all named executive officers, other than Mr. Edwardson, “All Other Compensation” consists of the number of RDUs that each named executive received multiplied by $1,000, the face amount of an RDU. Participants in the RDU Plan vest in the principal component on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014, subject to earlier vesting in the event of certain qualifying terminations of employment or a sale of the Company. Because the amounts reported represent the principal amount of the unvested RDUs, these amounts may not correspond to the actual value that will be recognized by the named executive officer. The grants are recognized as compensation expense ratably from March 2010 through the vesting date. In 2010, the amount recognized as compensation expense for each of the participating named executive officers is as follows: Mr. Richards—$753,344; Ms. Ziegler—$460,376; Mr. Eckrote—$376,672; and Ms. Leahy—$376,672. As noted in the Compensation Discussion and Analysis, Mr. Edwardson does not participate in the RDU Plan.

(8)	Ms. Leahy was not a named executive officer in 2009.

2010 Grants of Plan-Based Awards Table

The following table shows the possible payouts to our named executive officers in 2010 under our SMIP, the 2010 grant of B Units to Mr. Edwardson and Ms. Ziegler and the number of units impacted by and incremental fair value resulting from the 2010 modifications to the B Unit program.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
John A. Edwardson	—	(1) 325,000	(1) 1,300,000	(1) 2,600,000	—	—	—	—	—	—	—
	3/10/2010	—	—	—	—	—	—	(3) 7,660	—	—	919,195
	(4)	—	—	—	—	—	—	(4) 54,541	—	—	3,272,462
Thomas E. Richards	—	(1) 262,500	(1) 1,050,000	(1) 2,100,000	—	—	—	—	—	—	—
	(5)	—	—	—	—	—	—	(5)	—	—	(5)
Ann E. Ziegler	—	(1) 175,000	(1) 700,000	(1) 1,400,000	—	—	—	—	—	—	—
	—	—	(2) 10,000	—	—	—	—	—	—	—	—
	3/10/2010	—	—	—	—	—	—	(3) 1,766	—	—	211,880
	(4)	—	—	—	—	—	—	(4) 6,942	—	—	416,549
Douglas E. Eckrote	—	(1) 175,000	(1) 700,000	(1) 1,400,000	—	—	—	—	—	—	—
	—	—	(2) 10,000	—	—	—	—	—	—	—	—
	(4)	—	—	—	—	—	—	(4) 8,581	—	—	514,867
Christine A. Leahy	—	(1) 100,000	(1) 400,000	(1) 800,000	—	—	—	—	—	—	—
	—	—	(2) 10,000	—	—	—	—	—	—	—	—
	(4)	—	—	—	—	—	—	(4) 6,341	—	—	380,481

(1)

These amounts represent threshold, target and maximum cash award levels set in 2010 under the SMIP. The amount actually earned by each named executive officer is reported as Non-Equity Incentive Plan Compensation in the 2010 Summary Compensation Table.

(2)

These amounts represent a special performance bonus of $10,000 based on EBITDA results for 2010. This bonus is reported as Non-Equity Incentive Plan Compensation in the 2010 Summary Compensation Table.

(3)

These amounts represent B Units granted in 2010 under the Company’s 2007 Incentive Equity Plan. These B Units vest daily on a pro rata basis commencing on the date of grant and continuing through the five-year anniversary of the date of grant.

(4)

These amounts represent the number of B Units that were impacted by the modification to the B Unit program in 2010 and do not reflect new B Unit grants to these named executive officers. As part of the modification to the B Unit program, the vesting of these B Units was reset to a new five-year vesting period commencing on January 1, 2010. Please see the Compensation Discussion and Analysis for further information regarding the 2010 modifications to the B Unit program.

(5)

Pursuant to the terms of Mr. Richards’ employment letter agreement, Mr. Richards received 18,658 B Units in connection with his commencement of employment with the Company, and Mr. Richards began vesting daily in this grant on pro rata basis commencing in 2009. Under relevant accounting rules, even though Mr. Richards received the award in 2009 and the award was reported in the 2009 Grants of Plan-Based Awards table, this award was deemed made in 2010. The grant date fair value of the award, calculated in accordance with FASB ASC Topic 718, equals $2,238,960.

(6)

The amounts reported in this column represent the grant date fair value of the 2010 B Unit grants and the incremental fair value associated with the modification of the B Unit program in 2010, each as computed in accordance with FASB ASC 718. See Note 12 to the consolidated financial statements included in this report for a discussion of the relevant assumptions used in calculating these amounts.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements and Arrangements

On October 12, 2007, in connection with the Acquisition, the Company entered into an employment agreement with Mr. Edwardson, pursuant to which Mr. Edwardson agreed to continue to serve as the Company’s Chief Executive Officer. Mr. Edwardson’s employment agreement provides for, among other items, (i) an annual base salary of $760,000 subject to merit increases, (ii) an annual incentive bonus target of not less than $1,000,000, and (iii) a one-time grant of approximately 54,500 B Units in 2007. The employment agreement also provides Mr. Edwardson with certain severance payments following a qualifying termination of employment. See “2010 Potential Payments upon Termination or Change in Control” below for a description of such severance payments.

With respect to the named executive officers other than Mr. Edwardson, the Company has entered into compensation protection agreements with each named executive officer that provide for payments and other benefits upon a qualifying termination of the named executive officer. The terms of the Company’s form of compensation protection agreement are described in “2010 Potential Payments upon Termination or Change in Control.”

SMIP

Please see the Compensation Discussion and Analysis for further information regarding the operation of the SMIP.

Class B Common Units

The B Unit program is a profits-interest compensation program that was designed to permit holders of B Units to share in the increase in the equity value of the Company above a pre-defined value for the A Units.

The B Units vest daily on a pro rata basis between the date of grant and the fifth anniversary of the date of grant if, and only if, the executive is, and has been, continuously employed by the Company or any of its subsidiaries, serving as a manager or director of the Company or its subsidiaries, or providing services to the Company or any of its subsidiaries as an advisor or consultant. Immediately prior to a sale of the Company, all unvested B Units shall immediately vest if the executive is, and has been, continuously employed by or providing services to the Company or its subsidiaries as of the date of the transaction.

As noted in the Compensation Discussion and Analysis, in March 2010, the Committee awarded Mr. Edwardson and Ms. Ziegler 7,660 B Units and 1,766 B Units, respectively. In addition, early in 2010, the Committee recommended, and the Board approved, amendments to the B Unit program. The incremental fair value associated with the modification of the B Unit program is reported in the “2010 Summary Compensation Table” and “2010 Grants of Plan-Based Awards” table. Please see the Compensation Discussion and Analysis for further information regarding the 2010 B Unit grants to Mr. Edwardson and Ms. Ziegler and the modification to the B Unit program.

2010 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number and value of unvested equity awards held by each named executive officer on December 31, 2010.

Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
John A. Edwardson	49,774	$7,759,333
Thomas E. Richards	14,930	$2,327,513
Ann E. Ziegler	6,968	$1,086,307
Douglas E. Eckrote	6,867	$1,070,460
Christine A. Leahy	5,074	$791,059

(1)

Amounts reported in this column represent the number of unvested B Units held by each named executive officer as of December 31, 2010. For each of the named executive officers, the B Units vest daily on a pro rata basis over a five year period commencing on January 1, 2010.

(2)

Following the Acquisition, the Company’s equity ceased to be publicly traded. Based on an internal valuation taking into account various assumed transaction fees, including debt call premiums and make whole amounts, the B Units were attributed with a $155.89 market value as of December 31, 2010.

2010 Units Vested Table

The following table summarizes the value of equity that vested during 2010 for the named executive officers.

Name	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
John A. Edwardson	12,427	$1,937,180
Thomas E. Richards	3,728	$581,082
Ann E. Ziegler	1,740	$271,205
Douglas E. Eckrote	1,714	$267,249
Christine A. Leahy	1,267	$197,494

(1)

Amounts reported in this column represent the number of the named executive officer’s B Units that vested during 2010. These B Units remain subject to transfer restrictions pursuant to the terms of the B Unit agreements.

(2)

Following the Acquisition, the Company’s equity ceased to be publicly traded. Based on an internal valuation taking into account various assumed transaction fees, including debt call premiums and make whole amounts, the B Units were attributed with a $155.89 market value as of December 31, 2010.

2010 Non-Qualified Deferred Compensation

The following table and accompanying narrative provides information regarding the Company’s Restricted Debt Unit Plan (the “RDU Plan”) and deferred unit program.

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals / Distributions (3)	Aggregate Balance at Last Fiscal Year-End (4)
John A. Edwardson	$—	$—	$—	$—	$—
Thomas E. Richards	$—	$5,130,000	$513,436	$—	$5,643,436
Ann E. Ziegler	$—	$3,135,000	$313,767	$—	$3,448,767
Douglas E. Eckrote	$—	$2,565,000	$268,478	$11,760	$2,821,718
Christine A. Leahy	$—	$2,565,000	$264,289	$7,571	$2,821,718

(1)

The amounts reported in this column represent the number of Restricted Debt Units (“RDU”) that each named executive officer received during 2010 multiplied by $1,000, the face amount of an RDU. Please see the following narrative entitled “RDU Plan” for a description of the principal component of the RDU Plan. These amounts are included in the “All Other Compensation” column in the 2010 Summary Compensation Table. Participants in the RDU Plan vest on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014, subject to earlier vesting in the event of certain qualifying terminations of employment or a sale of the Company. Accordingly, none of the amounts reported in this column as of December 31, 2010 were vested.

(2)

The amounts reported in this column represent interest credited to each named executive officer’s RDU account and the aggregate increase in value of the deferred A Units held by Mr. Eckrote and Ms. Leahy. Please see the following narrative entitled “RDU Plan” for a description of the interest component of the RDU Plan and the narrative entitled “Deferred Units” for further information regarding the Deferred Unit program that was established in connection with the Acquisition. The portion of the interest credited that is above the applicable long-term federal rate is included in the “Nonqualified Deferred Compensation Earnings” column in the 2010 Summary Compensation Table. Participants in the RDU Plan vest in the interest payments accrued under the RDU Plan from March 10, 2010 through December 31, 2011 on December 31, 2011, subject to earlier vesting in the event of certain qualifying terminations of employment or a sale of the Company. Accordingly, none of the amounts attributable to RDU interest reported in this column as of December 31, 2010 were vested.

(3)

The amounts reported in this column represent the October 2010 settlement of Mr. Eckrote’s and Ms. Leahy’s deferred A Units. Based on an internal valuation taking into account various assumed transaction fees, including debt call premiums and make whole amounts, the A Units were attributed with a $12.84 market value as of the settlement date. Please see the following narrative entitled “Deferred Units” for further information regarding the Deferred Unit program that was established in connection with the Acquisition.

(4)	The amounts reported in this column represent each named executive officer’s balance in the RDU Plan. None of the amounts reported in this column as of December 31, 2010 were vested.

RDU Plan

As noted in the Compensation Discussion and Analysis, in connection with its review of the long-term incentive program, the Committee recommended, and the Board approved, the establishment of the RDU Plan. The RDU Plan is an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan were granted RDUs in March 2010 that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by 28,500, which is the total number of RDUs available under the RDU Plan. Each RDU represents $1,000 of face value of the senior subordinated notes.

The RDUs are designed to track two components of the Company’s senior subordinated notes, a principal component and an interest component. However, participants have no rights to the underlying debt. The total amount of compensation available under the RDU Plan is based on these two components. The principal component credits the RDU Plan with an amount equal to $28.5 million face value of the Company’s senior subordinated notes (the “debt pool”). Payment of the principal component under the RDU Plan will be made to participants on October 12, 2017, unless accelerated as discussed in the “2010 Potential Payments upon Termination or Change in Control” section. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the debt pool from March 10, 2010 through maturity (October 12, 2017). Payment of the interest component for the period from March 10, 2010 through December 31, 2011 will be made in January 2012, and payment of the interest component for periods starting after January 1, 2012 will be paid to participants semiannually on April 15 and October 15, unless accelerated as discussed in the “2010 Potential Payments upon Termination or Change in Control” section.

Participants vest in the principal component during employment on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014, unless accelerated as discussed in the “2010 Potential Payments upon Termination or Change in Control” section. Participants vest in the interest component for the period from March 10, 2010 through December 31, 2011 if they remain employed by the Company through December 31, 2011 and vest in the interest component for periods starting after January 1, 2012 as discussed in the “2010 Potential Payments upon Termination or Change in Control” section.

The principal and interest accrued on unallocated RDUs under the RDU Plan as of December 31, 2014 will be allocated to participants who are employed as of such date on a pro rata basis according to the number of RDUs held by each such participant compared to the total debt pool, unless accelerated as discussed in the “2010 Potential Payments upon Termination or Change in Control” section. Any RDUs allocated to participants on December 31, 2014 will be fully vested. Such principal and interest components allocated to each participant shall be paid on October 12, 2017, unless accelerated as discussed in the “2010 Potential Payments upon Termination or Change in Control” section.

See “2010 Potential Payments upon Termination or Change in Control” below for a discussion of the treatment of the RDUs upon certain terminations of employment or a sale of the Company.

Deferred Units

As noted in the Compensation Discussion and Analysis, the equity sponsors believe that members of senior management should hold a personally significant interest in the equity of the Company to align their interests and the interests of our stakeholders. To implement this philosophy, the equity sponsors required that each of the named executive officers who was with the Company at the time of the Acquisition purchase equity in the Company in the form of a cash investment in A Units and/or defer a portion of their compensation earned in 2007 into deferred A Units.

Pursuant to deferred unit purchase agreements dated October 12, 2007, Mr. Eckrote and Ms. Leahy elected to defer a portion of compensation earned in 2007 into deferred A Units to satisfy a portion of the management investment requirement implemented by the equity sponsors. The deferred A Units became fully vested as of December 31, 2007. In addition, Mr. Eckrote also converted his deferred compensation account under the Company’s prior nonqualified deferred compensation plan to deferred A Units which were fully vested on October 12, 2007.

The Company established separate notional accounts for Mr. Eckrote and Ms. Leahy with respect to their deferred units. Pursuant to the terms of the deferred unit purchase agreements, the deferred units were settled on October 12, 2010. Upon the settlement date, Mr. Eckrote and Ms. Leahy received A Units equivalent in value to the settled deferred units.

2010 Potential Payments upon Termination or Change in Control

As noted above, we have entered into an employment agreement with Mr. Edwardson, which provides for certain payments and benefits upon a qualifying termination of employment. The remaining named executive officers have entered into compensation protection agreements with the Company, which provide for certain payments and other benefits upon a qualifying termination of employment. In addition, each named executive officer, other than Mr. Edwardson, is a participant in the RDU Plan and each named executive officer is a participant in the Company’s B Unit program, both of which provide for accelerated vesting of RDUs or B Units, as applicable, upon certain termination events or a sale of the Company.

A description of the material terms of each of the employment arrangements, the RDU Plan and B Unit program as well as estimates of the payments and benefits each named executive officer would receive upon a termination of employment or sale of the Company, are set forth below. The estimates have been calculated assuming a termination date of December 31, 2010 and are based upon the estimated market value of the Company’s B Units on that date of $155.89 per unit (based on an internal valuation taking into account various assumed transaction fees, including debt call premiums and make whole amounts) and the $1,000 face amount of an RDU. The amounts reported below are only estimates and actual payments and benefits to be paid upon a termination of a named executive officer’s employment with the Company or sale of the Company under these arrangements can only be determined at the time of termination or sale of the Company.

All of the named executive officers are bound by noncompetition agreements with the Company. Mr. Edwardson is bound by noncompetition and nonsolicitation provisions that apply for a period of two years following any termination of his employment and confidentiality provisions that apply for an unlimited period of time following any termination of his employment. The remaining named executive officers are bound by noncompetition and nonsolicitation provisions that apply for a period of twelve months (if the named executive officer is not eligible for severance upon termination) or eighteen months (if the named executive officer is eligible for severance upon termination) following any termination of employment and confidentiality provisions that apply for an unlimited period of time following any termination of employment. The noncompetition period for the named executive officers under the B Unit agreements is 18 months.

Employment Agreement with John A. Edwardson

We entered into a new employment agreement with Mr. Edwardson on October 12, 2007 that provides for payments and other benefits in connection with the termination of his employment with the Company.

If Mr. Edwardson’s employment is terminated due to Mr. Edwardson’s death or disability, Mr. Edwardson or his estate, as applicable, is entitled to receive the following payments and benefits under the employment agreement: (1) accrued base salary through the date of termination of employment; (2) the amount of any SMIP bonus earned and payable, but not yet paid, for the fiscal year prior to the year in which Mr. Edwardson’s termination of employment occurs; (3) any earned and unpaid portion of the SMIP bonus target determined as of the last day of the fiscal year in which Mr. Edwardson’s termination of employment occurs, prorated from the first day in such fiscal year through the date of Mr. Edwardson’s termination of employment; and (4) any employee benefits to which Mr. Edwardson is otherwise entitled. In addition, in the case of Mr. Edwardson’s termination due to death or disability, Mr. Edwardson’s Class B Common Unit grant agreement provides for the immediate vesting of the additional portion of his outstanding B Units that would vest over a period of one year from Mr. Edwardson’s termination of employment. If Mr. Edwardson’s employment is terminated by the Company for “cause” or by Mr. Edwardson without “good reason,” as defined in his employment agreement, Mr. Edwardson is entitled to receive the benefits described in (1), (2) and (4) above. If Mr. Edwardson’s employment is terminated by the Company without “cause” or by Mr. Edwardson for “good reason,” Mr. Edwardson is entitled to receive the payments and benefits described in (1) through (4) above and a lump sum payment of two times the sum of his base salary plus his average annual incentive bonus for the last three full fiscal years. There is no acceleration or continuation of vesting of the B Units for terminations other than on account of Mr. Edwardson’s death or disability.

Compensation Protection Agreements

With respect to the named executive officers other than Mr. Edwardson, the Company has entered into compensation protection agreements with each named executive officer that provide for payments and other benefits upon a qualifying termination of the named executive officer. A qualifying termination means termination of the named executive officer’s employment (1) by the Company other than (A) for “cause,” (B) the named executive officer’s death or (C) the named executive officer’s disability, or (2) by the named executive officer for “good reason.”

If the employment of a named executive officer other than Mr. Edwardson is terminated for any reason other than a qualifying termination of employment, the named executive officer is entitled to receive his or her “accrued obligations.” Under the terms of the compensation protection agreement, accrued obligations include the following: (1) accrued and unpaid base salary; (2) any SMIP bonus, deferred compensation and other cash compensation accrued by the named executive officer to the extent not paid as of the date of termination; and (3) and vacation pay, expense reimbursements and other cash entitlements accrued by the named executive officer to the extent not paid as of the date of termination.

If the employment of a named executive officer other than Mr. Edwardson is terminated due to the named executive officer’s death or disability, the named executive officer or his or her estate, as applicable, is entitled to receive the following payments under his or her compensation protection agreement: (1) accrued obligations as defined above and (2) an annual incentive bonus (based on the target bonus under the Company’s SMIP), prorated through the effective date of the named executive officer’s termination of employment. In addition, in the case of termination due to the named executive officer’s death or disability, each named executive officer’s Class B Common Unit grant agreement provides for the immediate vesting of the additional portion of his outstanding B Units that would vest over a period of one year from such named executive officer’s termination of employment.

If the employment of a named executive officer other than Mr. Edwardson is terminated due to a qualifying termination, the named executive officer is entitled to receive the following payments and benefits under his or her compensation protection agreement: (1) accrued obligations as defined above; (2) the portion of the unpaid SMIP bonus that the named executive officer would have received had he or she remained employed by the Company for the full year in which the termination occurs, based on actual performance and prorated through the date of termination; (3) continuation in accordance with the Company’s regular payroll practices of the named executive officer’s base salary for two years or, in the case Mr. Richards resigns for good reason in certain circumstances following an acquisition of the Company on or before December 31, 2011, three years; (4) payment of two times or, in the case Mr. Richards resigns for good reason in certain circumstances following an acquisition of the Company on or before December 31, 2011, three times the named executive officer’s SMIP bonus that would have been earned had the named executive officer remained employed by the Company for the full year in which the termination occurs, based on actual performance; (5) continuation of medical, dental, disability, accident, life insurance and other similar insurance coverage for two years, or if earlier, the date that the named executive officer became eligible for each such type of insurance coverage from a subsequent employer (provided, however, that if the Company is unable to provide such continuation benefits to the named executive officer, the Company will reimburse and provide a tax-gross up for the cost associated with providing such benefits); and (6) outplacement services of up to $20,000. The receipt of all of the payments and benefits above, except payment of accrued obligations, is conditioned upon the named executive officer’s execution of a general release agreement in which he or she waives all claims that he or she might have against the Company and certain associated individuals and entities. There is no acceleration or continuation of vesting of the B Units for terminations other than on account of a named executive officer’s death or disability.

If the payments and benefits to a named executive officer under their respective employment agreement or compensation protection agreement would subject the named executive officer to the excise tax imposed by Section 4999 of the Internal Revenue Code, the named executive officer would be entitled to receive a “gross-up” payment, unless the named executive officer’s net after-tax benefit resulting from such gross-up payment, as compared to a reduction of such payments and benefits so that no excise tax is incurred, is less than $100,000. The foregoing gross-up payment is applicable only in the case of the Company’s first change in control following its initial public offering.

RDU Plan

As noted in the Compensation Discussion and Analysis and narrative to the “2010 Non-Qualified Deferred Compensation” table, in 2010 the Company established the RDU Plan. Upon a qualifying termination of employment under the compensation protection agreements, the participant will vest in the RDUs through the date of termination, determined as if the vesting schedule had been five year daily commencing on January 1, 2010. In the event of the participant’s death or disability, the participant will vest in an additional 20% of the RDUs (i.e., one year of vesting on a five year daily vesting schedule). With respect to the interest component of the RDU Plan, upon a termination of employment, a participant receives interest payments, payable at the same time and same rate as other RDU participants, with respect to vested and unvested RDUs through the date of termination and with respect to vested RDUs thereafter. However, if such termination occurs prior to December 31, 2011, a participant forfeits all interest accrued under the RDU Plan unless such termination is a qualifying termination of employment or a termination of employment due to death or disability, in which case the participant receives interest payments, payable at the same time and same rate as other RDU participants, with respect to vested and unvested RDUs through the date of termination and with respect to vested RDUs thereafter.

All outstanding RDUs become vested upon a sale of the Company and participants will receive unpaid interest through the date of such sale of the Company. In addition, upon a sale of the Company, the Company is required to pay the same change in control payment, equal to 1% of the debt pool, as it would be required to pay noteholders under its senior subordinated exchange note indenture. The change in control payment, as well as the principal and interest portion of the debt pool not yet allocated as of the date of the sale of the Company, will be allocated to participants who are employed as of such date on a pro rata basis according to the number of RDUs held by each participant compared to the total debt pool.

Under the terms of the RDU Plan, upon a termination for “cause,” as defined under the compensation protection agreements, or a participant’s violation of a restrictive covenant between the participant and the Company within three years after the participant’s termination of employment, the participant will forfeit all vested RDUs, including future interest with respect to such RDUs, and payments made to the participant after his or her termination of employment and during the 24-month period preceding the participant’s termination of employment are recoverable by the Company.

B Units

All outstanding unvested B Units would immediately vest upon a sale of the Company under the Class B Common Unit grant agreements entered into with each named executive officer. All estimates in this section assume that all outstanding B Units become vested upon the change in control.

For purposes of the RDU Plan and B Unit program, a sale of the Company means the acquisition by any person or group of (1) at least 51% of the equity securities of the Company entitled to vote to elect members of the Board or (2) all or substantially all of the Company’s assets determined on a consolidated basis. An initial public offering does not constitute a sale of the Company.

Potential Payments upon a Qualifying Termination of Employment (1)

Name	Severance Payment (2)	Pro Rata Actual Bonus Payment (3)	Value of Accelerated Class B Common Units (4)	Value of Accelerated RDUs (5)	Welfare Benefits (6)	Outplacement (7)	Aggregate Payments
John A. Edwardson	$4,532,533	$2,470,000	$—	$—	$—	$—	$7,002,533
Thomas E. Richards (2x Scenario)	$5,390,000	$1,995,000	$—	$1,539,436	$10,406	$20,000	$8,954,842
Thomas E. Richards (3x Scenario)	$8,085,000	$1,995,000	$—	$1,539,436	$15,608	$20,000	$11,655,044
Ann E. Ziegler	$3,320,000	$1,340,000	$—	$940,767	$10,749	$20,000	$5,631,516
Douglas E. Eckrote	$3,230,000	$1,340,000	$—	$769,718	$15,887	$20,000	$5,375,605
Christine A. Leahy	$2,110,000	$770,000	$—	$769,718	$19,696	$20,000	$3,689,414

(1)

A qualifying termination means termination of the named executive officer’s employment (1) by the Company other than (A) for “cause,” (B) the named executive officer’s death or (C) the named executive officer’s disability, or (2) by the named executive officer for “good reason.”

(2)

Except as otherwise noted, amounts reported in this column represent two times the sum of the named executive officer’s base salary and the actual annual incentive bonus earned for 2010, which was paid out at 190%, except for Mr. Edwardson, in which case the bonus component is based upon the average of the annual incentive bonus amounts earned for the last three full fiscal years. Under Mr. Richards’ compensation protection agreement, he is entitled to receive a severance payment equal to three times the sum of his base salary and actual annual incentive bonus earned for 2010 if Mr. Richards resigns in certain circumstances following an acquisition of the Company on or before December 31, 2011.

(3)

Under the named executive officers’ respective agreements, the named executive officers are entitled to a pro rata bonus based on the Company’s actual performance for the year in which termination occurs. Because termination is assumed to occur as of the last day of the performance period, the amount reported in this column represents the annual bonus earned by each named executive officer during 2010. This amount is also reported in the 2010 Summary Compensation Table as 2010 compensation.

(4)

Pursuant to the terms of the B Unit agreements, the B Units do not accelerate upon a termination of employment other than a termination of employment due to the death or disability of the named executive officer, as described below.

(5)

Pursuant to the terms of the RDU Plan, upon a qualifying termination of employment under the compensation protection agreements, the participant will vest in the RDUs through the date of termination, determined as if the vesting schedule had had been five year daily commencing on January 1, 2010. The amounts reported in the table represent the sum of (i) the number of RDUs that would vest upon the qualifying termination of employment multiplied by the $1,000 face amount of an RDU and (ii) the interest earned in 2010 that the named executive officer would have otherwise forfeited upon a nonqualifying termination of employment. In addition, the named executive officer will continue to receive interest earned subsequent to 2010 with respect to the RDUs that vested in connection with his or her qualifying termination of employment. Please see the narrative to the “2010 Non-Qualified Deferred Compensation” table for a description of the RDU Plan.

(6)

Represents the estimated value of continued welfare benefits for two years (three years under Mr. Richards 3X scenario) that all named executive officers, except for Mr. Edwardson, would be entitled to receive.

(7)	Represents the maximum value of outplacement services that all named executive officers, except for Mr. Edwardson, would be entitled to receive.

Potential Payments upon Death or Disability Table

Name	Severance Payment	Pro Rata Actual Bonus Payment (1)	Value of Accelerated Class B Common Units (2)	Value of Accelerated RDUs (3)	Aggregate Payments
John A. Edwardson	$—	$2,470,000	$1,551,867	$—	$4,021,867
Thomas E. Richards	$—	$1,995,000	$465,503	$1,539,436	$3,999,939
Ann E. Ziegler	$—	$1,340,000	$217,261	$940,767	$2,498,028
Douglas E. Eckrote	$—	$1,340,000	$214,092	$769,718	$2,323,810
Christine A. Leahy	$—	$770,000	$158,212	$769,718	$1,697,930

(1)

Under the named executive officers’ respective agreements, the named executive officers are entitled to a pro rata bonus based on target or, in the case of Mr. Edwardson, actual performance for the year in which termination occurs. Because termination is assumed to occur as of the last day of the performance period, the amount reported in this column represents the annual bonus earned by each named executive officer during 2010. This amount is also reported in the 2010 Summary Compensation Table as 2010 compensation.

(2)

Represents the value of B Units, equal to the amount that would vest over a period of one year, in the event of a death or a termination following a disability on December 31, 2010. As noted above, the B Units were attributed with a $155.89 market value as of December 31, 2010 (based on an internal valuation taking into account various assumed transaction fees, including debt call premiums and make whole amounts).

(3)

Pursuant to the terms of the RDU Plan, in the event of the participant’s death or disability, the participant will vest in an additional 20% of the RDUs (i.e., one year of vesting on a five year daily vesting schedule). The amounts reported in the table represent the sum of (i) the number of RDUs that would vest upon a termination due to death or disability multiplied by the $1,000 face amount of an RDU and (ii) the interest earned in 2010 that the named executive officer would have otherwise forfeited upon a nonqualifying termination of employment. In addition, the named executive officer will continue to receive interest earned subsequent to 2010 with respect to the RDUs that vested in connection with his or her termination of employment due to death or disability. Please see the narrative to the “2010 Non-Qualified Deferred Compensation” table for a description of the RDU Plan.

Potential Payments upon a Change in Control

Name	Severance Payment	Pro Rata Actual Bonus Payment	Value of Accelerated Class B Common Units (1)	Value of Accelerated RDUs (2)	Gross-Up (3)	Aggregate Payments (4)
John A. Edwardson	$—	$—	$7,759,333	$—	$—	$7,759,333
Thomas E. Richards	$—	$—	$2,327,513	$6,548,582	$970,859	$9,846,954
Ann E. Ziegler	$—	$—	$1,086,307	$4,001,911	$—	$5,088,218
Douglas E. Eckrote	$—	$—	$1,070,460	$3,274,291	$—	$4,344,751
Christine A. Leahy	$—	$—	$791,059	$3,274,291	$—	$4,065,350

(1)

Represents the value of all unvested B Units that would become vested immediately prior to a sale of the Company on December 31, 2010. As noted above, based upon an internal valuation taking into account various assumed transaction fees, including debt call premiums and make whole amounts, the B Units were attributed with a $155.89 market value as of December 31, 2010.

(2)

Represents the value of all unvested RDUs that would become vested upon a sale of the Company as well as the interest accrued in 2010 on these RDUs, the allocation of the unallocated RDU debt pool (principal and any accrued interest) that each named executive officer would have received if a sale of the Company occurred on December 31, 2010 and the change in control payment on the RDUs. The amounts are calculated based on the $1,000 face amount of an RDU. Please see the “2010 Non-Qualified Deferred Compensation” table for a description of the RDU Plan and the narrative above entitled “RDU Plan” for a description of the amounts to be received by participants in the RDU Plan upon a sale of the Company.

(3)

The amounts reported in this column reflect tax gross-up calculations assuming a blended effective tax rate of approximately 39% and a 20% excise tax incurred on excess parachute payments, as calculated in accordance with Internal Revenue Code Sections 280G and 4999. For Mr. Richards, given that he commenced employment with the Company in 2009, the gross-up amount is calculated based on Mr. Richard’s W2 form for 2009 only, which includes annualized base salary and no SMIP payment or sign-on bonus (paid in 2010). For Ms. Ziegler, given that she commenced employment in 2008, the gross-up amount is calculated based on Ms. Ziegler’s W2 forms for 2008 and 2009 only, with 2008 compensation information based on an annualized salary amount.

(4)

If the named executive officer experiences a qualifying termination of employment in connection with a change in control, the named executive officer would also be entitled to the amounts reported in the “Potential Payments upon a Qualifying Termination of Employment” table above, except that such named executive officer would receive the value of the accelerated RDUs as set forth in this table rather than in the “Potential Payments upon a Qualifying Termination of Employment” table above. In addition, the 280G gross-up calculation would be increased to reflect the additional compensation received as a result of the qualifying termination of employment. In such case, Mr. Richards would receive a gross-up payment of $2,875,091 for the 2x termination scenario and $4,275,974 for the 3x termination scenario, and Ms. Ziegler would receive a gross-up payment of $1,651,416.

Director Compensation

Our directors who (1) were appointed jointly by our equity sponsors and (2) were not also officers or employees of the Company or Managing Directors of our equity sponsors in 2010 were eligible to receive an annual retainer of $175,000 in 2010, paid on a quarterly basis after completion of each quarter of service. Our other directors, Glenn M. Creamer, Michael J. Dominguez, George A. Peinado and Robin P. Selati, all of whom were Managing Directors of the equity sponsors in 2010, and John A. Edwardson, Chief Executive Officer of the Company, did not receive compensation for their Board service in 2010.

The following table shows information concerning the compensation that those directors eligible to receive compensation earned during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash/Total
Steven W. Alesio	$175,000
Barry K. Allen	$175,000
Benjamin D. Chereskin	$113,942	(1)

(1)

Consists of a pro rata portion of the $175,000 annual retainer earned by Mr. Chereskin for his Board service during the period in which he was appointed jointly by the equity sponsors, which commenced on May 7, 2010. Prior to May 7, 2010, Mr. Chereskin was appointed solely by one of our equity sponsors and therefore not eligible for compensation for Board service during that period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the equity interests of CDW LLC and CDW Finance Corporation are owned by Parent, which in turn is wholly owned by CDW Holdings LLC. CDW Holdings LLC was capitalized in connection with the Acquisition with approximately $2,141.9 million of equity capital in the form of units. As of December 31, 2010, CDW Holdings LLC had 2,159,759.26 A Units outstanding and 191,650.91 B Units outstanding, of which 37,225.38 were vested. The A Units and the vested B Units vote together as a single class of units. The following table sets forth certain information regarding the beneficial ownership of the units of CDW Holdings LLC as of December 31, 2010 by:

•	each person who is the beneficial owner of more than 5% of its outstanding voting common equity;

•	each member of the board of managers of CDW Holdings LLC and our executive officers; and

•	our managers and executive officers as a group.

To our knowledge, each such holder has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	CDW Holdings LLC
	Number of A Units Beneficially Owned	Percent of A Units Beneficially Owned	Number of B Units Beneficially Owned	Percent of B Units Beneficially Owned	Percent of All Units Beneficially Owned
Principal Unitholders:
Madison Dearborn (1)	1,108,879.4	51.3	—	—	50.5
Providence Equity (2)	980,415.5	45.4	—	—	44.6
Managers and Executive Officers:
John A. Edwardson (3)	26,000.0	1.2	14,469.3	36.9	1.8
Ann E. Ziegler (4)	1,000.0	*	2,025.7	5.4	*
Thomas E. Richards (5)	—	—	4,340.3	11.5	*
Douglas E. Eckrote (6)	4,000.0	*	1,996.2	5.3	*
Jonathan J. Stevens (7)	1,400.0	*	1,461.0	3.9	*
Steven W. Alesio	—	—	—	—	—
Barry K. Allen	—	—	—	—	—
Benjamin D. Chereskin	—	—	—	—	—
Glenn M. Creamer	—	—	—	—	—
Michael J. Dominguez	—	—	—	—	—
George A. Peinado	—	—	—	—	—
Robin P. Selati	—	—	—	—	—
All Managers and Executive Officers as a group (16 persons)	35,300.0	1.6	29,582.0	71.5	3.0

(*)	Denotes less than one percent.
(1)

Consists of 723,840.2 A Units held directly by Madison Dearborn Capital Partners V-A, L.P. (“MDP A”), 192,022.3 A Units held directly by Madison Dearborn Capital Partners V-C, L.P. (“MDP C”), 7,273.2 A Units held directly by Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP Exec”) and 185,743.8 A Units held directly by MDCP Co-Investor (CDW), L.P. (“MDP Co-Investor”). The units held by MDP A, MDP C, MDP Exec and MDP Co-Investor may be deemed to be beneficially owned by Madison Dearborn Partners V A&C, L.P. (“MDP V”), and the general partner of MDP A, MDP C, MDP Exec and MDP Co-Investor. As the sole member of a limited partner committee of MDP V that has the power, acting by majority vote, to vote or dispose of the units directly held by MDP A, MDP C, MDP Exec and MDP Co-Investor, John A. Canning, Paul J. Finnegan and Samuel M. Mencoff may be deemed to have shared voting and investment power over such units. MDP V, MDP A, MDP C, MDP Exec and MDP Co-Investor may be deemed to be a group for purposes of Section 13(d)(3) of the Exchange Act, but expressly disclaim group attribution. Messrs. Canning, Finnegan and Mencoff and MDP V hereby disclaim any beneficial ownership of any shares held by MDP A, MDP C, MDP Exec and MDP Co-Investor. The address for the Madison Dearborn entities and persons is Three First National Plaza, 70 W. Madison Street, Suite 4600, Chicago, Illinois, 60602.

(2)

Consists of 621,184.7 A Units held directly by Providence Equity Partners VI, L.P. (“PEP VI”), 213,695.0 A Units held directly by Providence Equity Partners VI-A, L.P. (“PEP VI-A”) and 145,535.8 A Units held directly by PEP Co-Investors (CDW), L.P. (“PEP Co-Investor”). The units held by PEP VI, PEP VI-A and PEP Co-Investor may be deemed to be beneficially owned by Providence Equity GP VI, L.P. (“PEP GP”), the general partner of PEP VI, PEP VI-A and PEP Co-Investor and Providence Equity Partners VI, L.L.C. (“PEP LLC”), the general partner of PEP GP. PEP VI, PEP VI-A, PEP Co-Investor, PEP GP and PEP LLC may be deemed to be a group for purposes of Section 13(d)(3) of the Exchange Act, but expressly disclaim group attribution. The address for the Providence Equity entities is 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(3)

8,775 A Units held by the Edwardson Family Foundation are deemed to be beneficially owned by Mr. Edwardson. Includes beneficial ownership of 2,042.7 B Units held by Mr. Edwardson that may be acquired within 60 days of December 31, 2010.

(4)

350 A Units held by the Mark A. Orloff Irrevocable Trust, the assets of which Trust, including the 350 A Units, are pledged to secure a loan incurred by the trust, and 650 A Units held by the Ann E. Ziegler IRA Northern Trust Bank are deemed to be beneficially owned by Ms. Ziegler. Includes beneficial ownership of 286.0 B Units held by Ms. Ziegler that may be acquired within 60 days of December 31, 2010.

(5)	Includes beneficial ownership of 612.7 B Units held by Mr. Richards that may be acquired within 60 days of December 31, 2010.
(6)	Includes beneficial ownership of 281.8 B Units held by Mr. Eckrote that may be acquired within 60 days of December 31, 2010.
(7)	Includes beneficial ownership of 206.3 B Units held by Mr. Stevens that may be acquired within 60 days of December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Management Services Agreement

The Company is party to a management services agreement with affiliates of Madison Dearborn and Providence Equity pursuant to which they have agreed to provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, the equity sponsors earn an annual advisory fee of $5 million, payment of which is subject to certain restrictions contained in our term loan facility, and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. Additionally, the equity sponsors are entitled to certain fees based on the amount of any future equity or debt financing for us that is arranged by them. The management services agreement includes customary indemnification provisions in favor of the equity sponsors.

Management and equity sponsor equity arrangements

Certain members of the Company’s senior management team have purchased A Units in CDW Holdings LLC. As of December 31, 2010, executive officers owned 35,300 A Units (including deferred A Units), or approximately 1.6% of the outstanding A Units (including deferred A Units). The aggregate purchase price paid by the executive officers for these units (including deferred A Units) was approximately $35.3 million.

The A Units are subject to restrictions on transfer, and also are subject to the right of CDW Holdings LLC or, if not exercised by CDW Holdings LLC, the right of the equity sponsors, to repurchase the units in certain circumstances, subject to certain exceptions. With respect to certain members of our executive committee, these circumstances include: (i) a termination of the executive’s employment with the company for cause, (ii) a resignation (other than upon retirement or resignation due to disability or for good reason) within three years of the date of such equity purchase, (iii) a material violation of a restrictive covenant within three years after the executive’s termination of employment with the company or (iv) the executive becoming employed by, performing services for or becoming associated with a competitor. With respect to all other management investors, these circumstances include: (i) a termination of the executive’s employment with the company for any reason, (ii) a violation of a restrictive covenant, or (iii) the executive becoming employed by, performing services for or becoming associated with a competitor. If an executive’s employment with us terminates for any reason other than for cause or violation of a restrictive covenant, the executive’s units can be repurchased at fair market value. Upon a termination for cause or violation of a restrictive covenant, the executive’s units can be repurchased at the lower of original cost or fair market value.

Certain members of senior management have purchased A units in CDW Holdings LLC on a deferred basis by deferring certain future compensation into deferred A units. Holders of the deferred A Units are entitled to any distributions (whether in cash or property) on A Units as though each deferred unit held was one A Unit, though such distributions may not be made at the same time as distributions are made to holders of A Units, as more fully described in the applicable deferred unit purchase agreement. Deferred units cannot generally be transferred prior to the applicable settlement date and, if deferred units are settled in exchange for A Units, such A Units can only be transferred as provided by the agreements governing the A Units, including the limited liability company agreement and with respect to those parties to the unitholders agreement, to that agreement.

CDW Holdings LLC, the equity sponsors, certain executive committee members and certain other co-investors have entered into a unitholders agreement. Under the unitholders agreement, if the equity sponsors (so long as the equity sponsors collectively continue to hold at least 51% of the Common Units (as defined in the CDW Holdings limited liability company agreement)) seek to sell all or substantially all of the company, these executives must consent to the sale and cooperate with the equity sponsors, which may include selling their securities to the buyer on the terms and at the price negotiated by the equity sponsors and signing whatever documents as are reasonably necessary to consummate the sale. Additionally, under the unitholders agreement, prior to an initial public offering, if the equity sponsors sell a significant portion of their ownership interest in CDW Holdings LLC to a third party (disregarding sales in the public market, transfers to affiliates and certain other exceptions), these executives will have the option, but will not be required (except in the case of a sale of the entire company), to participate in the sale and sell alongside the equity sponsors on a pro rata basis. Prior to an initial public offering or a sale of all or substantially all of CDW Holdings LLC, each executive will be required to vote his or her units in favor of a board of managers consisting of such representatives as the equity sponsors designate and our Chief Executive Officer. The right of each equity sponsor to designate such representatives is subject to certain percentage ownership requirements.

CDW Holdings LLC, the Company, the equity sponsors, certain executive committee members and certain other co-investors have entered into a registration rights agreement. Under the registration rights agreement, the equity sponsors were given the right to require the Company to register any or all of its securities under the Securities Act on Form S-1 or Form S-3, at the Company’s expense. Additionally, these executives are entitled to request the inclusion of their registrable securities in any such registration statement at the Company’s expense whenever the Company proposes to register any offering of its securities.

CDW Holdings LLC, all senior management investors, the equity sponsors and certain other co-investors have entered into an amended and restated limited liability company agreement. The limited liability company agreement specifies the rights and obligations of the members of CDW Holdings LLC and the rights of the various classes of limited liability company interests therein. Pursuant to the amended and restated limited liability company agreement, holders of A Units and B Units in CDW Holdings LLC will share in future distributions on a pro rata basis, subject to certain participation thresholds for holders of B Units.

Review and approval of transactions with related persons

The charter of the audit committee of CDW Holdings LLC’s board gives the audit committee the responsibility to review all transactions with related persons. According to the charter, no related person transaction may be entered into unless and until it has been approved by the audit committee. For these purposes, a related person transaction is considered to be any transaction that is required to be disclosed pursuant to Item 404 of the SEC’s Regulation S-K.

Potential related person transactions are identified based on information submitted by our officers and managers and then submitted to the audit committee for review. The audit committee takes into account all relevant considerations in deciding whether to approve the transaction. These considerations may, but need not, include:

•	the approximate dollar amount involved in the transaction, including the amount payable to or by the related person;

•	the nature of the interest of the related person in the transaction;

•	whether the transaction may involve a conflict of interest;

•	whether the transaction was entered into on terms no less favorable to us than terms that could have been reached with an unaffiliated third party; and

•	the purpose of the transaction and any potential benefits to us.

Director Independence

Because affiliates of Madison Dearborn and Providence Equity own approximately 96% of the voting common units of CDW Holdings LLC, we would be a “controlled company” within the meaning of Rule 5615 of the Nasdaq Marketplace Rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market, Inc., including the requirement that the board of directors be composed of a majority of independent directors.

Item 14. Principal Accountant Fees and Services

The table below shows the total fees billed by Pricewaterhouse Coopers LLP as our independent registered public accounting firm for the years ended December 31, 2010 and 2009.

(in thousands)

	2010	2009
Audit Fees (1)	$1,730	$1,480
Audit Related Fees (2)	380	41
Tax Fees (3)	15	—
All Other Fees (4)	—	2

Total	$2,125	$1,523

(1)

Audit fees include fees for the audit of our annual financial statements and reviews of our quarterly financial statements. Fees in 2010 also include services related to the issuance of the Company’s Registration Statement on Form S-4 and services provided in connection with the issuance of the Company’s Senior Secured Notes in December 2010.

(2)

Audit related fees include fees related to employee benefit plans. Fees in 2010 also include consultation services provided in connection with the issuance of the Company’s Registration Statement on Form S-4 and certain changes to compensation plans.

(3)	Tax fees include fees related to tax compliance.
(4)	Other fees include a fee paid for a license to use software relating to accounting rules and regulations.

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to us by our independent registered public accounting firm in order to ensure that providing such services will not impair the auditor’s independence. The Audit Committee may delegate to one or more of its members the authority to grant such pre-approvals, provided that any pre-approval of services pursuant to this delegated authority is presented to the full Audit Committee at its next scheduled meeting. All of the fees disclosed in the table above were approved by the Audit Committee in accordance with the foregoing pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	87

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION

Date:	March 4, 2011	By:	/s/ John A. Edwardson
John A. Edwardson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Edwardson	Chairman and Chief Executive Officer (principal executive officer)	March 4, 2011
John A. Edwardson

/s/ Ann E. Ziegler	Senior Vice President and Chief Financial Officer (principal financial officer)	March 4, 2011
Ann E. Ziegler

/s/ Virginia Seggerman	Vice President and Controller (principal accounting officer)	March 4, 2011
Virginia Seggerman

/s/ Michael J. Dominguez	Director	March 4, 2011
Michael J. Dominguez

/s/ George A. Peinado	Director	March 4, 2011
George A. Peinado

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.4	Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.5	Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.6	By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.6 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.7	Amended and Restated Articles of Incorporation of CDW Technologies, Inc., previously filed as Exhibit 3.7 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.8	Amended and Restated By-Laws of CDW Technologies, Inc., previously filed as Exhibit 3.8 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.10	Amended and Restated Limited Liability Company Agreement of CDW Direct, LLC, previously filed as Exhibit 3.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.11	Articles of Organization of CDW Government LLC, previously filed as Exhibit 3.11 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.12	Amended and Restated Limited Liability Company Agreement of CDW Government LLC, previously filed as Exhibit 3.12 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.13	Articles of Incorporation of CDW Logistics, Inc., previously filed as Exhibit 3.13 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

3.14	By-Laws of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.1	Senior Exchange Note Indenture, dated October 10, 2008, by and among CDW Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.2	Senior Exchange Note Supplemental Indenture, dated May 10, 2010, by and among CDW LLC, CDW Government LLC, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.3	Second Senior Exchange Note Supplemental Indenture, dated August 23, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.4	Form of Fixed Rate Senior/Senior PIK Election Exchange Note due 2015 (included as Exhibit B to Exhibit 4.1 above), previously filed as Exhibit 4.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

Exhibit Number	Description

4.5*	Form of Global Fixed Rate Senior Note due 2015, Series B of CDW LLC and CDW Finance Corporation.

4.6*	Form of Global Fixed Rate Senior PIK Note due 2015, Series B of CDW LLC and CDW Finance Corporation.

4.7	Senior Subordinated Exchange Note Indenture, dated October 10, 2008, by and among CDW Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.6 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.8	Senior Subordinated Exchange Note Supplemental Indenture, dated May 10, 2010, by and among CDW LLC, CDW Government LLC, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.7 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.9	Second Senior Subordinated Exchange Note Supplemental Indenture, dated August 23, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.8 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.10	Form of Fixed Rate Senior Subordinated Exchange Note due 2017 (included as Exhibit B to Exhibit 4.6 above), previously filed as Exhibit 4.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.11*	Form of Global Fixed Rate Senior Subordinated Note due 2017, Series B of CDW LLC and CDW Finance Corporation.

4.12	Senior Registration Rights Agreement, dated October 10, 2008, by and among CDW Corporation, the guarantors party thereto and holders of loans, previously filed as Exhibit 4.11 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.13	Senior Subordinated Registration Rights Agreement, dated October 10, 2008, by and among CDW Corporation, the guarantors party thereto and holders of loans, previously filed as Exhibit 4.12 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

4.14	Indenture, dated as of December 17, 2010, among CDW LLC and CDW Finance Company, the Guarantors and U. S. Bank National Associate, as Trustee, governing the 8% Senior Secured Notes due 2018, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.15	Form of 8% Senior Secured Note (included as Exhibit A to Exhibit 4.13), previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.16	Registration Rights Agreement, dated December 17, 2010 among CDW LLC and CDW Finance Company, the Guarantors and the initial purchasers of the Notes, previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.1	Revolving Loan Credit Agreement, dated October 12, 2007, by and among VH MergerSub, Inc., CDW Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., Lehman Brothers, Inc., J.P. Morgan Securities, Inc., Morgan Stanley Senior Funding, Inc., and Deutsche Bank Securities Inc., previously filed as Exhibit 10.1 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.2	First Amendment to Revolving Loan Credit Agreement, dated October 24, 2007, previously filed as Exhibit 10.2 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.3	Term Loan Agreement, dated October 12, 2007 and amended and restated March 12, 2008, by and among VH MergerSub, Inc., CDW Corporation, the lenders party thereto, Lehman Commercial Paper Inc., Lehman Brothers Inc., J.P. Morgan Securities Inc., Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A., previously filed as Exhibit 10.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.4	Amendment No. 1 to the Term Loan Agreement, dated November 4, 2009, previously filed as Exhibit 10.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.5	Amendment No. 2 to the Term Loan Agreement, dated December 2, 2010, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on December 7, 2010 and incorporated herein by reference.

Exhibit Number	Description

10.6	Guarantee and Collateral Agreement, dated October 12, 2007, as amended and restated December 17, 2010, among CDW LLC, the Guarantors and Morgan Stanley & Co. Incorporated, in its capacity as collateral agent, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.7	Management Services Agreement, dated October 12, 2007, by and between CDW Corporation, Madison Dearborn Partners V-B, L.P. and Providence Equity Partners L.L.C., previously filed as Exhibit 10.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.8	Registration Agreement, dated October 12, 2007, by and among VH Holdings, Inc. CDW Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Partners V Executive-A, L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P., and the other securityholders party thereto, previously filed as Exhibit 10.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.9§	CDW Holdings LLC 2007 Incentive Equity Plan, adopted as of October 12, 2007, previously filed as Exhibit 10.11 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.10§	Form of CDW Holdings LLC (Executive) Class A Common Unit Purchase and Exchange Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler and to be used for future investors), previously filed as Exhibit 10.12 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.11§	Form of CDW Holdings LLC (Management) Class A Common Unit Purchase and Exchange Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Christina V. Rother and Matthew A. Troka and to be used for future investors), previously filed as Exhibit 10.13 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.12§	Form of CDW Holdings LLC (Executive) Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Thomas E. Richards, Jonathan J. Stevens and Ann E. Ziegler and to be used for future grantees), previously filed as Exhibit 10.14 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.13§	Form of CDW Holdings LLC (Management) Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Christina V. Rother and Matthew A. Troka and to be used for future grantees), previously filed as Exhibit 10.15 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.14§	Form of CDW Holdings LLC (Executive) Deferred Unit Purchase Agreement (executed by Dennis G. Berger, Douglas E. Eckrote and Christine A. Leahy and to be used for future investors), previously filed as Exhibit 10.16 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.15§	Form of CDW Holdings LLC (Management) Deferred Unit Purchase Agreement (executed by Matthew A. Troka and to be used for future investors), previously filed as Exhibit 10.17 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.16§	Form of Compensation Protection Agreement, effective as of January 1, 2010 (executed by John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Thomas E. Richards, Jonathan J. Stevens and Ann E. Ziegler and to be used for certain future executives), previously filed as Exhibit 10.18 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.17§	CDW Compensation Protection Plan, adopted as of December 10, 2002 and amended and restated effective as of January 1, 2009 (applicable to Christina V. Rother and Matthew A. Troka and to be used for future plan participants), previously filed as Exhibit 10.19 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.18§	Form of Noncompetition Agreement, effective as of January 1, 2010, under the Compensation Protection Agreement (executed by Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Thomas E. Richards, Jonathan J. Stevens and Ann E. Ziegler and to be used for certain future executives), previously filed as Exhibit 10.20 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.19§	Form of Noncompetition Agreement, effective as of January 1, 2010, under the CDW Compensation Protection Plan (executed by Christina V. Rother and Matthew A. Troka and to be used for future plan participants), previously filed as Exhibit 10.21 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

Exhibit Number	Description

10.20§	CDW Restricted Debt Unit Plan, adopted as of March 10, 2010, previously filed as Exhibit 10.22 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.21§	Form of CDW (Executive) Restricted Debt Unit Grant Notice and Agreement, effective as of March 10, 2010 (executed by Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Thomas E. Richards, Jonathan J. Stevens and Ann E. Ziegler and to be used for future grantees), previously filed as Exhibit 10.23 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.22§	Form of CDW (Management) Restricted Debt Unit Grant Notice and Agreement, effective as of March 10, 2010 (executed by Christina V. Rother and Matthew A. Troka and to be used for future grantees), previously filed as Exhibit 10.24 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.23§	Senior Management Incentive Plan, as amended and restated effective November 12, 2010, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on November 15, 2010 and incorporated herein by reference.

10.24§	Employment Agreement dated as of October 12, 2007 by and between CDW Corporation and John A. Edwardson, previously filed as Exhibit 10.26 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.25§	First Amendment to the Employment Agreement by and between CDW Corporation and John A. Edwardson dated as of January 1, 2009, previously filed as Exhibit 10.27 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg No. 333-169258) and incorporated herein by reference.

10.26§	Addendum to Compensation Protection Agreement dated as of March 10, 2010 by and between CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.28 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg No. 333-169258) and incorporated herein by reference.

12.1*	Computation of ratio of earnings to fixed charges.

21.1*	List of subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Filed herewith.
**	These items are furnished and not filed.
§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.