Form 10-Q
period 2011-03-31
CDW Corp
filed 2011-05-13
CIK 1402057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 6, 2011, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 911,536 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

CDW CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$73.7	$36.6
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $5.0, respectively	1,078.7	1,091.5
Merchandise inventory	308.7	292.8
Miscellaneous receivables	173.9	192.8
Deferred income taxes	50.6	52.8
Prepaid expenses and other	44.5	35.8

Total current assets	1,730.1	1,702.3
Property and equipment, net	154.9	158.1
Goodwill	2,210.0	2,209.1
Other intangible assets, net	1,751.2	1,791.2
Deferred financing costs, net	72.6	79.7
Fair value of interest rate cap agreements	2.2	1.2
Other assets	3.6	2.2

Total assets	$5,924.6	$5,943.8

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$638.6	$565.3
Current maturities of long-term debt and capital leases	21.0	132.6
Fair value of interest rate swap agreements	—	2.8
Deferred revenue	36.9	28.6
Accrued expenses:
Compensation	76.9	91.3
Interest	125.9	64.3
Sales taxes	22.4	23.2
Advertising	29.9	27.0
Income taxes	4.9	4.2
Other	87.1	87.6

Total current liabilities	1,043.6	1,026.9
Long-term liabilities:
Debt and capital leases	4,124.7	4,157.4
Deferred income taxes	720.8	730.3
Accrued interest	30.5	32.3
Other liabilities	44.6	40.4

Total long-term liabilities	4,920.6	4,960.4

Commitments and contingencies	—	—
Shareholders’ deficit:
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 911,176 and 910,735 shares issued and outstanding, respectively	—	—
Paid-in capital	2,170.4	2,166.7
Accumulated deficit	(2,212.2)	(2,208.0)
Accumulated other comprehensive income (loss)	2.2	(2.2)

Total shareholders’ deficit	(39.6)	(43.5)

Total liabilities and shareholders’ deficit	$5,924.6	$5,943.8

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$2,129.6	$1,934.1
Cost of sales	1,778.1	1,628.2

Gross profit	351.5	305.9

Selling and administrative expenses	230.4	214.4
Advertising expense	29.4	20.2

Income from operations	91.7	71.3

Interest expense, net	(92.1)	(77.1)
Net (loss) gain on extinguishments of long-term debt	(3.2)	9.2
Other income, net	0.5	0.1

(Loss) income before income taxes	(3.1)	3.5

Income tax expense	(1.1)	(1.3)

Net (loss) income	$(4.2)	$2.2

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(in millions)

(unaudited)

	Total Shareholders’ Deficit	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income

Balance at December 31, 2010	$(43.5)	$—	$—	$2,166.7	$(2,208.0)	$(2.2)

Equity-based compensation expense	4.0	—	—	4.0	—	—

Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.3)	—	—	(0.3)	—	—

Net loss	(4.2)	—	—	—	(4.2)	—	$(4.2)

Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive income (loss) to net loss, net of tax	1.9	—	—	—	—	1.9	1.9

Foreign currency translation adjustment	2.5	—	—	—	—	2.5	2.5

Comprehensive income							$0.2

Balance at March 31, 2011	$(39.6)	$—	$—	$2,170.4	$(2,212.2)	$2.2

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(4.2)	$2.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51.6	52.4
Equity-based compensation expense	4.0	4.3
Deferred income taxes	(8.1)	(14.6)
Allowance for doubtful accounts	—	(1.3)
Amortization of deferred financing costs	4.0	4.5
Realized loss (gain) on interest rate swap agreements	2.8	(6.3)
Mark to market loss on interest rate derivatives	0.2	—
Net loss (gain) on extinguishments of long-term debt	3.2	(9.2)
Other	(0.6)	—
Changes in assets and liabilities:
Accounts receivable	14.2	36.7
Merchandise inventory	(15.8)	(8.7)
Other assets	9.0	(5.1)
Accounts payable	72.7	173.9
Other current liabilities	61.4	75.4
Long-term liabilities	1.9	9.1

Net cash provided by operating activities	196.3	313.3

Cash flows from investing activities:
Capital expenditures	(8.4)	(4.2)
Cash settlements on interest rate swap agreements	(6.6)	(20.2)
Premium payments on interest rate cap agreements	(1.2)	—

Net cash used in investing activities	(16.2)	(24.4)

Cash flows from financing activities:
Repayments under senior secured term loan facility	(132.0)	(5.5)
Proceeds from borrowings under revolving credit facility	307.0	—
Repayments of borrowings under revolving credit facility	(318.4)	(285.3)
Payments to extinguish long-term debt	—	(18.6)
Payments of deferred financing costs	(0.1)	—
Principal payments under capital lease obligations	—	(0.1)

Net cash used in financing activities	(143.5)	(309.5)

Effect of exchange rate changes on cash and cash equivalents	0.5	0.3

Net increase (decrease) in cash and cash equivalents	37.1	(20.3)

Cash and cash equivalents – beginning of period	36.6	88.0

Cash and cash equivalents – end of period	$73.7	$67.7

Supplementary disclosure of cash flow information:
Interest paid, including cash settlements on interest rate swap agreements	$(27.7)	$(44.9)
Taxes refunded, net	$36.4	$0.1

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“December 31, 2010 financial statements”). The significant accounting policies used in preparing these unaudited interim consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2010 financial statements, except as disclosed in Note 2, “Recent Accounting Pronouncements.” In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations, cash flows, and changes in shareholders’ deficit as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.

CDW Corporation (“Parent”) is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, Inc., certain other co-investors and certain members of CDW management.

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

The notes to consolidated financial statements contained in the December 31, 2010 financial statements include an additional discussion of the most significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements.

2.	Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, ASU 2010-06 was effective for the Company as of January 1, 2010. The disclosures in the roll forward of activity in Level 3 fair value measurements became effective for the Company as of January 1, 2011. As this guidance only required additional disclosure, the adoption of ASU 2010-06 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue Arrangements

In October 2009, the FASB issued two ASUs to authoritative guidance on revenue arrangements. ASU 2009-13 modifies the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. From time to time, the Company sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. Each of the deliverables in an arrangement typically represents a separate unit of accounting and revenue is generally allocated to each deliverable based upon the estimated fair value of each element as determined by vendor specific objective evidence. The Company’s principal point of reference in making this determination is the amount of revenue realized when products and services are sold separately in stand-alone transactions. The Company adopted the amended guidance in ASU 2009-13 on a prospective basis as of January 1, 2011. This guidance did not significantly change the Company’s units of accounting or the method used by the Company to allocate revenue to various units of accounting. Therefore, the adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2009-14 modifies the scope of authoritative guidance for revenue arrangements that include both tangible products and software elements to exclude from its requirements (1) non-software components of tangible products, and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company adopted the amended guidance in ASU 2009-14 on a prospective basis as of January 1, 2011. The adoption of ASU 2009-14 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Trade Financing Agreements

The Company has entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. At March 31, 2011, the agreements allowed for a maximum credit line of $74.5 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. The Company does not incur any interest expense associated with these agreements, as balances are paid when they are due. At March 31, 2011 and December 31, 2010, the Company owed the financial institutions $50.7 million and $9.6 million, respectively, which is included in trade accounts payable.

4.	Long-Term Debt

Long-term debt, excluding capital leases, was as follows:

(in millions)
	March 31, 2011	December 31, 2010
Senior secured asset-based revolving credit facility	$176.7	$188.1
Senior secured term loan facility	1,540.5	1,672.5
Senior secured notes	500.0	500.0
Senior notes	1,207.0	1,207.0
Senior subordinated notes	721.5	721.5

Total long-term debt	4,145.7	4,289.1
Less current maturities of long-term debt	(21.0)	(132.0)

Long-term debt, excluding current maturities	$4,124.7	$4,157.1

As of March 31, 2011, the Company was in compliance with the covenants under its various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At March 31, 2011, the Company had an $800.0 million Revolving Loan available for borrowings and issuance of letters of credit of which the Company had outstanding borrowings of $176.7 million (at an effective weighted-average interest rate of approximately 1.27% per annum) and $21.8 million of undrawn letters of credit. Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate and (b) the federal funds effective rate plus 50 basis points. The applicable margin varies (1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings) depending upon the Company’s average daily excess cash availability under the agreement. The Revolving Loan matures on October 12, 2012.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Availability under the Revolving Loan is limited to the lesser of the revolving commitment of $800.0 million or the amount of the borrowing base. The borrowing base is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by the Company. At March 31, 2011, the borrowing base was $865.0 million as supported by eligible inventory and accounts receivable balances as of February 28, 2011. One of the lenders (the “Defaulting Lender”) under the Revolving Loan has failed to fund its pro rata share of several outstanding loan advances under the Revolving Loan since 2008. As a result, actual availability under the Revolving Loan is $47.5 million less than it would otherwise be if the Defaulting Lender was honoring its commitments under the Revolving Loan agreement. Assuming non-funding by the Defaulting Lender, the Company could borrow up to an additional $554.0 million under the Revolving Loan at March 31, 2011.

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

Senior Secured Term Loan Facility (“Term Loan”)

At March 31, 2011, the outstanding principal balance of the Company’s Term Loan was $1,540.5 million, with $484.5 million of non-extended loans and $1,056.0 million of extended loans. The effective weighted-average interest rate on Term Loan principal amounts outstanding at March 31, 2011 was 4.40% per annum. For the three months ended March 31, 2011, the effective weighted-average interest rate without giving effect to the interest rate swap agreements (see Note 5) was 4.81% per annum. For the three months ended March 31, 2011, the effective weighted-average interest rate including the effect of the interest rate swap agreements was 5.48% per annum. The interest rate swap agreements terminated on January 14, 2011.

Borrowings under the Term Loan bear interest at either (a) the ABR plus a rate spread; or (b) LIBOR plus a rate spread. The rate spread is based on the Company’s senior secured leverage ratio as defined in the amended agreement evidencing the Term Loan. Effective with the March 2011 amendment discussed below, the rate spreads were reduced on extended loans. For ABR borrowings, the applicable rate spread varies within a range of 2.50% to 3.00% for non-extended loans and 1.75% to 2.25% for extended loans. For LIBOR borrowings, the applicable rate spread varies within a range of 3.50% to 4.00% for non-extended loans and 2.75% to 3.25% for extended loans. The non-extended loans under the Term Loan mature on October 10, 2014. The maturity on the extended loans is July 15, 2017 subject to acceleration to July 15, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Notes with a maturity date of October 12, 2015 is greater than or equal to $500.0 million.

On March 11, 2011, the Company entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the spreads with respect to the interest rates on the extended loans under the Term Loan, (ii) established a LIBOR floor of 1.25% and a base rate floor of 2.25% with respect to the extended loans under the Term Loan facility, (iii) reset the general restricted payments basket to its original amount of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or repricings of any extended loans under the Term Loan for the six month period following the effective date of the amendment. In connection with this amendment, the Company recorded a loss on extinguishment of long-term debt of $3.2 million in our consolidated statement of operations for the three months ended March 31, 2011. This loss represents a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.

Beginning September 2009, the Term Loan requires the Company to pay quarterly installments of principal equal to $5.5 million, with the remaining unpaid principal amount due upon maturity, provided that such quarterly installments are reduced to the extent of any optional or mandatory repayments. The Term Loan also requires the Company to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of the Company’s excess cash flow (as defined in the governing agreement) for the year then ended; and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries, including the issuance of the Senior Secured Notes. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. The Company made required principal prepayments of $516.5 million in 2010, including the payment in connection with the issuance of the Senior Secured Notes, and $11.0 million in 2009. On March 16, 2011, the Company made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010 under the excess cash flow provision. Because of the prepayments the Company has made on the Term Loan, the Company is no longer required to pay quarterly installments of principal of $5.5 million.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 3), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under trade financing agreements and capital leases) less cash and cash equivalents, to trailing twelve months Adjusted EBITDA. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended March 31, 2011 was required to be at or below 7.50. For the four quarters ended March 31, 2011, the senior secured leverage ratio was 3.5. The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements as described in Note 5, the Company expects to be in compliance with this requirement through January 14, 2013.

8.0% Senior Secured Notes (“Senior Secured Notes”) due 2018

The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At March 31, 2011, the outstanding principal balance of the Senior Secured Notes was $500.0 million.

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

11.0% Senior Exchange Notes (“Senior Exchange Notes”) due 2015; 11.50% / 12.25% Senior PIK Election Exchange Notes (“PIK Election Notes” together with the Senior Exchange Notes the “Senior Notes”) and 12.535% Senior Subordinated Exchange Notes (“Senior Subordinated Notes”) due 2017

At March 31, 2011, the outstanding principal balance of the Company’s Senior Notes was $1,207.0 million. The Senior Notes have a maturity date of October 12, 2015. The Senior Notes are comprised of $890.0 million of Senior Exchange Notes and $317.0 million of PIK Election Notes. The Company is required to pay cash interest on the outstanding principal of the Senior Exchange Notes. For PIK Election Notes, the Company could elect to pay interest in cash or through an increase in the outstanding principal balance for interest periods through the six-month interest period beginning April 15, 2011, after which interest is payable only in cash. For the interest period from April 15, 2011 through October 14, 2011, the Company elected to pay interest in cash.

On February 22, 2011, the Company announced that it had commenced a cash tender offer (the “Senior Notes Tender Offer”) to purchase any and all of the outstanding $1,207.0 million aggregate principal amount of Senior Notes. On March 29, 2011, the Company amended the Senior Notes Tender Offer to convert the tender offer to a “fixed dollar” tender offer for up to $665.1 million of Senior Notes. On April 13, 2011, the Company announced that the terms and conditions of the Senior Notes Tender Offer had been met and that $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes had been accepted for purchase. The Company concurrently announced the closing of an offering of $725.0 million in aggregate principal amount of 8.5% senior notes due 2019. The proceeds from this offering, together with borrowings under the Revolving Loan, were used to fund the purchase of the aggregate $665.1 million of Senior Notes, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.

On April 20, 2011, the Company announced that it had commenced a follow-on cash tender offer (the “Follow-on Senior Notes Tender Offer”) to purchase up to an additional $412.8 million aggregate principal amount of Senior Notes. Concurrently, the Company announced that it had priced an offering of $450.0 million in aggregate principal amount of additional 8.5% senior notes due 2019 (the “Follow-on Senior Notes Offer”). The proceeds of the Follow-on Senior Notes Offer, together with borrowings under the Revolving Loan, will be used to fund the Follow-on Senior Notes Tender Offer, including the payment of tender offer premium, accrued and unpaid interest and transaction fees and expenses subject to various closing conditions. The Follow-on Senior Notes Tender Offer is scheduled to expire on May 19, 2011, unless extended or earlier terminated. The Follow-on Senior Notes Offer is expected to close on May 20, 2011. If the Follow-on Senior Notes Tender Offer is successful in full, the balance of the Senior Notes will be reduced to $129.1 million. As a result, the maturity of extended loans under the Term Loan would not be accelerated as described above.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At March 31, 2011, the outstanding principal balance of the Company’s Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017. On March 10, 2010, one of the Company’s wholly owned subsidiaries purchased $28.5 million of principal amount of loans of the outstanding Senior Subordinated Notes for a purchase price of $18.6 million. The Company recorded a gain on the extinguishment of long-term debt of $9.2 million on the consolidated statement of operations for the three months ended March 31, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of loans that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes and Senior Subordinated Notes. Obligations under the Senior Notes and Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries that is a guarantor under the senior credit facilities. The Senior Notes and Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes and Senior Subordinated Notes do not contain any financial covenants.

Based on the quoted market price, trades and/or composite bid prices from dealers, all of which were obtained from independent sources, the estimated fair value of the Company’s long-term debt at March 31, 2011 approximated $4,317.8 million.

5.	Derivative Instruments and Hedging Activities

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

Interest Rate Cap Agreements

In April 2010, the Company entered into four interest rate cap agreements with a combined $1,100.0 million notional amount. Under these agreements, the Company made premium payments totaling $5.9 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The cap agreements are effective from January 14, 2011 through January 14, 2013.

In March 2011, the Company entered into an interest rate cap agreement with a $125.0 million notional amount. Under the agreement, the Company made a premium payment of $1.2 million to the counterparty in exchange for the right to receive payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. This cap agreement is effective from January 14, 2013 through January 14, 2015.

These cap agreements have not been designated as cash flow hedges of interest rate risk for accounting purposes. Instead, the interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet each period, with changes in fair value recorded directly to interest expense, net on the Company’s consolidated statements of operations.

Interest Rate Swap Agreements

On January 14, 2011, the Company’s two existing interest rate swap agreements terminated. The interest rate swaps hedged a portion of the cash flows associated with the Term Loan. On October 24, 2007, the Company entered into the first swap agreement with a notional amount of $1,500.0 million, and later amended this swap agreement effective July 14, 2009. On November 27, 2007, the Company entered into the second interest rate swap agreement with a notional amount of $700.0 million, which was reduced to $500.0 million as of January 14, 2010.

For the Company’s interest rate swaps designated as cash flow hedges of interest rate risk for accounting purposes, the effective portion of the changes in fair value of the swaps was initially recorded as a component of accumulated other comprehensive income

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(loss) in the Company’s consolidated balance sheets and subsequently reclassified into interest expense, net in the Company’s consolidated statements of operations in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the swaps was recognized directly in earnings. For the Company’s interest rate swap not designated as a cash flow hedge of interest rate risk, changes in fair value of the swap were recorded directly to interest expense, net in the Company’s consolidated statements of operations.

Both of the Company’s interest rate swaps were initially designated as cash flow hedges. However, as a result of the amendment to the $1,500.0 million interest rate swap agreement, the Company prospectively discontinued the hedge accounting on the original interest rate swap agreement. Simultaneously, the Company designated the amended interest rate swap agreement as a cash flow hedge. On December 17, 2010, the Company discontinued the hedge accounting on the amended $1,500.0 million interest rate swap agreement as a result of the Term Loan amendment as described in Note 4. The Company continued to report the net loss related to the discontinued cash flow hedges in accumulated other comprehensive income (loss), which was reclassified into earnings on a straight-line basis through January 14, 2011. The amount of the loss reclassified into earnings during the three months ended March 31, 2011 and 2010 was $2.1 million and $9.3 million, respectively.

The Company utilized the hypothetical derivative method to measure hedge ineffectiveness each period for interest rate swaps designated as cash flow hedges. For the three months ended March 31, 2010, the Company recognized $35.2 million of non-cash gains due to hedge ineffectiveness on the amended $1,500.0 million swap. The Company did not recognize any gains or losses due to hedge ineffectiveness during the three months ended March 31, 2011.

The fair values of the interest rate cap and swap agreements are estimated as described in Note 6 and reflected as assets or liabilities on the balance sheet. At March 31, 2011 and December 31, 2010, the fair values of the Company’s interest rate derivatives were as follows:

(in millions)	Balance Sheet Location	Derivative Assets		Derivative Liabilities
		March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Interest rate cap agreements	Fair value of interest rate cap agreements	$2.2	$1.2	$—	$—
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$—	$2.1

Derivatives designated as hedging instruments
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$—	$0.7

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2011 and 2010 was as follows:

Derivatives not designated as hedging instruments

(in millions)	Amount of Loss Recognized in Interest Expense, net
	Three Months Ended March 31,
	2011	2010
Interest rate cap agreements	$(0.2)	$—

Total	$(0.2)	$—

Derivatives designated as hedging instruments

(in millions)	Amount of Loss Recognized in OCI (Effective Portion)		Amount of Loss Reclassified from AOCI into Interest Expense, net (Effective Portion)			Amount of Gain Recognized in Interest Expense, net (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010	2011		2010	2011	2010
Interest rate swap agreements	$—	$(32.3)	$(2.8	) (1)	$(19.5)	$—	$25.9

Total	$—	$(32.3)	$(2.8)		$(19.5)	$—	$25.9

(1)	The Company reclassified realized losses of $2.8 million from AOCI to net loss, or $1.9 million net of tax as reflected in the consolidated statement of shareholders’ deficit.

There was no balance remaining in AOCI related to the Company’s interest rate swap agreements as of March 31, 2011. The Company had no derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2011.

6.	Fair Value Measurements

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

The fair value of financial assets measured on a recurring basis as of March 31, 2011 was as follows:

(in millions)
	Level 1	Level 2	Level 3	Total
Interest rate cap agreements	$—	$2.2	$—	$2.2

The fair value of the Company’s interest rate caps, as described in Note 5, is classified as Level 2 in the hierarchy. The valuation of the cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. This analysis reflects the contractual terms of the cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Income Taxes

The Company’s effective income tax rate was (35.6)% and 37.7% in the first three months of 2011 and 2010, respectively.

GAAP provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefits at March 31, 2011 and December 31, 2010.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). The IRS has contacted the Company and will begin an audit of 2008 during the second quarter of 2011. In general, the Company is no longer subject to examination by the IRS for tax years prior to 2008. In addition, the Company is generally no longer subject to state and local or foreign income tax examinations by taxing authorities for tax years prior to 2005. Various taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

For tax purposes, the Company was deemed to have paid a redemption premium in connection with the amendment to the Term Loan in December 2010 that, in addition to certain expenses, is deductible in determining taxable income. As a result, the Company incurred a net operating loss for tax purposes that is expected to result in $54.5 million of refunds in 2011 of previously paid income taxes. As of March 31, 2011, the Company had received refunds totaling $37.5 million of this amount.

8.	Equity-Based Compensation

The Company recognized $4.0 million and $4.3 million in equity-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth the summary of equity plan activity for the three months ended March 31, 2011:

Equity Awards	Class B Common Units (1)	MPK Plan Units (1) (2)
Outstanding at January 1, 2011	191,651	74,826

Granted	7,069	—
Forfeited	(1,698)	(993	) (3)
Repurchased/Settled	(53)	—	(4)

Outstanding at March 31, 2011	196,969	73,833

Vested at March 31, 2011	46,846	577	(5)

(1)

The weighted-average grant date fair market value for Class B Common Units granted during the period is $145.47. The weighted-average grant date fair market value for outstanding Class B Common Units is $288.46. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants accounts.
(3)

The Company contributes the units represented by the awards forfeited under the plan (or their equivalent value) to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of March 31, 2011, the Company owes a contribution for 1,856 units.

(4)

Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Common Units in exchange for the vested MPK Plan Units.

(5)	Represents units that have vested but not yet converted to Class A Common Units.

As of March 31, 2011, there was $53.7 million of total unrecognized compensation cost related to nonvested equity-based compensation awards granted under our plans. That anticipated cost is expected to be recognized over the weighted-average period of 4.9 years.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Deferred Compensation Plan

In connection with the Company’s purchase of $28.5 million of the principal amount of loans of the outstanding Senior Subordinated Notes as described in Note 4, on March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan were granted Restricted Debt Units (“RDUs”) that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by the total number of RDUs outstanding. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of March 31, 2011, 24,774 RDUs had been granted to participants.

RDUs that are outstanding as of March 31, 2011 vest daily on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014. Vesting ceases upon separation from service except in certain conditions as set forth in the RDU Plan. All outstanding RDUs become vested immediately prior to a sale of the Company. Upon completion of the vesting period, December 31, 2014, or earlier in the case of a sale of the Company, any unallocated RDUs will be allocated to participants on a pro rata basis according to each participant’s total RDUs.

The total amount of compensation available to be paid under the RDU Plan is based on two components, a principal component and an interest component. The principal component credits the RDU Plan with an amount equal to the $28.5 million face value of the Company’s Senior Subordinated Notes. Payment of the principal component of the RDU Plan will be made on October 12, 2017, unless accelerated due to a sale of the Company. By December 31, 2014, amounts accrued under the RDU Plan are expected to equal the present value of future principal payments, plus any unpaid accrued interest thereon. The interest component credits the RDU Plan with amounts equal to the interest expense on $28.5 million principal of loans of the outstanding Senior Subordinated Notes from March 10, 2010 through October 12, 2017. Payment of the interest component for the period from March 10, 2010 through December 31, 2011 will be made in January 2012. The interest component for periods starting on January 1, 2012 and thereafter will be paid semiannually on April 15 and October 15. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.

Compensation expense of $2.0 million and $1.2 million related to the RDU Plan was recognized in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, total unrecognized compensation expense of approximately $32.2 million related to the RDU Plan is expected to be recognized over the next 3.75 years.

10.	Contingencies

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

11.	Segment Information

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

The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution and fulfillment services to support both the Corporate and Public segments. As a result, costs and intercompany charges associated with the logistics function are fully allocated to both of these segments based on a percent of sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal and coworker services. Headquarters’ function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Selected Segment Financial Information

The following table presents information about the Company’s segments for the three months ended March 31, 2011 and 2010:

(in millions)	Corporate	Public	Other	Headquarters	Total

Three Months Ended March 31, 2011:
Net sales	$1,279.3	$723.9	$126.4	$—	$2,129.6
Income (loss) from operations	78.3	37.1	3.6	(27.3)	91.7
Adjusted EBITDA	109.5	52.0	5.8	(11.8)	155.5
Amortization expense	(23.5)	(10.8)	(0.8)	(7.9)	(43.0)

Three Months Ended March 31, 2010:
Net sales	$1,116.7	$720.3	$97.1	$—	$1,934.1
Income from operations	58.9	34.1	3.1	(24.8)	71.3
Adjusted EBITDA	90.1	49.2	5.6	(11.6)	133.3
Amortization expense	(23.5)	(10.9)	(0.8)	(7.5)	(42.7)

The following table presents a reconciliation of total Adjusted EBITDA to total (loss) income before income taxes for the three months ended March 31, 2011 and 2010:

(in millions)	Three Months Ended March 31,
	2011	2010
Adjusted EBITDA	$155.5	$133.3
Adjustments to reconcile Adjusted EBITDA to (loss) income before income taxes:
Depreciation and amortization	(51.6)	(52.4)
Interest expense, net	(92.1)	(77.1)
Non-cash equity-based compensation	(4.0)	(4.3)
Sponsor fee	(1.3)	(1.3)
Consulting and debt-related professional fees	(4.0)	(2.7)
Net (loss) gain on extinguishments of long-term debt	(3.2)	9.2
Other adjustments (1)	(2.4)	(1.2)

(Loss) income before income taxes	$(3.1)	$3.5

(1)	Other adjustments include certain severance and retention costs and equity investment losses.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Supplemental Guarantor Information

As described in Note 4, the Senior Secured Notes, Senior Notes and Senior Subordinated Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are full and unconditional, and joint and several. CDW LLC’s Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are wholly owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by CDW LLC.

The following tables set forth condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, consolidating statements of operations for the three months ended March 31, 2011 and 2010, and condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Condensed Consolidating Balance Sheet March 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$69.9	$0.8	$16.4	$—	$(13.4)	$73.7
Accounts receivable, net	—	—	1,023.5	55.2	—	—	1,078.7
Merchandise inventory	—	—	301.4	7.3	—	—	308.7
Miscellaneous receivables	—	53.2	117.3	3.4	—	—	173.9
Deferred income taxes	—	44.2	6.4	—	—	—	50.6
Prepaid expenses and other	—	12.1	32.3	0.1	—	—	44.5

Total current assets	—	179.4	1,481.7	82.4	—	(13.4)	1,730.1

Property and equipment, net	—	78.7	74.5	1.7	—	—	154.9
Goodwill	—	749.4	1,428.4	32.2	—	—	2,210.0
Other intangible assets, net	—	375.3	1,365.6	10.3	—	—	1,751.2
Deferred financing costs, net	—	72.6	—	—	—	—	72.6
Other assets	6.3	4.0	1.9	—	—	(6.4)	5.8
Investment in and advances to subsidiaries	(45.9)	3,114.9	—	—	—	(3,069.0)	—

Total assets	$(39.6)	$4,574.3	$4,352.1	$126.6	$—	$(3,088.8)	$5,924.6

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$—	$10.3	$610.8	$30.9	$—	$(13.4)	$638.6
Current maturities of long-term debt and capital leases	—	21.0	—	—	—	—	21.0
Deferred revenue	—	—	36.9	—	—	—	36.9
Accrued expenses	—	208.0	132.2	6.9	—	—	347.1

Total current liabilities	—	239.3	779.9	37.8	—	(13.4)	1,043.6

Long-term liabilities:
Debt and capital leases	—	4,124.7	—	—	—	—	4,124.7
Deferred income taxes	—	187.1	537.8	2.2	—	(6.3)	720.8
Accrued interest	—	30.5	—	—	—	—	30.5
Other liabilities	—	38.6	4.4	1.7	—	(0.1)	44.6

Total long-term liabilities	—	4,380.9	542.2	3.9	—	(6.4)	4,920.6

Total shareholders’ (deficit) equity	(39.6)	(45.9)	3,030.0	84.9	—	(3,069.0)	(39.6)

Total liabilities and shareholders (deficit) equity	$(39.6)	$4,574.3	$4,352.1	$126.6	$—	$(3,088.8)	$5,924.6

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Condensed Consolidating Balance Sheet December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$32.9	$1.1	$10.0	$—	$(7.4)	$36.6
Accounts receivable, net	—	—	1,047.5	44.0	—	—	1,091.5
Merchandise inventory	—	—	290.3	2.5	—	—	292.8
Miscellaneous receivables	—	90.2	99.1	3.5	—	—	192.8
Deferred income taxes	—	45.6	7.2	—	—	—	52.8
Prepaid expenses and other	—	10.4	25.4	—	—	—	35.8

Total current assets	—	179.1	1,470.6	60.0	—	(7.4)	1,702.3

Property and equipment, net	—	78.6	77.7	1.8	—	—	158.1
Goodwill	—	749.4	1,428.4	31.3	—	—	2,209.1
Other intangible assets, net	—	380.5	1,400.4	10.3	—	—	1,791.2
Deferred financing costs, net	—	79.7	—	—	—	—	79.7
Other assets	6.5	1.5	1.9	—	—	(6.5)	3.4
Investment in and advances to subsidiaries	(50.0)	3,193.4	—	—	—	(3,143.4)	—

Total assets	$(43.5)	$4,662.2	$4,379.0	$103.4	$—	$(3,157.3)	$5,943.8

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$—	$17.3	$543.2	$12.2	$—	$(7.4)	$565.3
Current maturities of long- term debt and capital leases	—	132.5	0.1	—	—	—	132.6
Fair value of interest rate swap agreements	—	2.8	—	—	—	—	2.8
Deferred revenue	—	—	28.6	—	—	—	28.6
Accrued expenses	—	152.4	137.0	8.2	—	—	297.6

Total current liabilities	—	305.0	708.9	20.4	—	(7.4)	1,026.9

Long-term liabilities:
Debt and capital leases	—	4,157.3	0.1	—	—	—	4,157.4
Deferred income taxes	—	183.5	551.2	2.1	—	(6.5)	730.3
Accrued interest	—	32.3	—	—	—	—	32.3
Other liabilities	—	34.1	4.7	1.6	—	—	40.4

Total long-term liabilities	—	4,407.2	556.0	3.7	—	(6.5)	4,960.4

Total shareholders’ (deficit) equity	(43.5)	(50.0)	3,114.1	79.3	—	(3,143.4)	(43.5)

Total liabilities and shareholders (deficit) equity	$(43.5)	$4,662.2	$4,379.0	$103.4	$—	$(3,157.3)	$5,943.8

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Consolidating Statement of Operations Three Months Ended March 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$2,031.9	$97.7	$—	$—	$2,129.6
Cost of sales	—	—	1,692.6	85.5	—	—	1,778.1

Gross profit	—	—	339.3	12.2	—	—	351.5

Selling and administrative expenses	—	27.4	196.1	6.9	—	—	230.4
Advertising expense	—	—	28.6	0.8	—	—	29.4

(Loss) income from operations	—	(27.4)	114.6	4.5	—	—	91.7

Interest expense, net	—	(92.1)	—	—	—	—	(92.1)
Net loss on extinguishment of long-term debt	—	(3.2)	—	—	—	—	(3.2)
Other income (loss), net	—	0.6	—	(0.1)	—	—	0.5

(Loss) income before income taxes	—	(122.1)	114.6	4.4	—	—	(3.1)

Income tax benefit (expense)	—	44.4	(44.0)	(1.5)	—	—	(1.1)

(Loss) income before equity in (loss) earnings of subsidiaries	—	(77.7)	70.6	2.9	—	—	(4.2)

Equity in (loss) earnings of subsidiaries	(4.2)	73.5	—	—	—	(69.3)	—

Net (loss) income	$(4.2)	$(4.2)	$70.6	$2.9	$—	$(69.3)	$(4.2)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Consolidating Statement of Operations Three Months Ended March 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated

Net sales	$—	$—	$1,863.0	$71.1		$—	$1,934.1
Cost of sales	—	—	1,565.3	62.9		—	1,628.2

Gross profit	—	—	297.7	8.2		—	305.9

Selling and administrative expenses	—	24.8	184.3	5.3		—	214.4
Advertising expense	—	—	19.7	0.5		—	20.2

(Loss) income from operations	—	(24.8)	93.7	2.4		—	71.3

Interest (expense) income, net	—	(77.3)	0.2	—		—	(77.1)
Net (loss) gain on extinguishments of long-term debt	—	(0.7)	9.9	—		—	9.2
Other income, net	—	—	0.1	—		—	0.1

(Loss) income before income taxes	—	(102.8)	103.9	2.4		—	3.5

Income tax benefit (expense)	—	54.6	(55.1)	(0.8)		—	(1.3)

(Loss) income before equity in (loss) earnings of subsidiaries	—	(48.2)	48.8	1.6		—	2.2

Equity in (loss) earnings of subsidiaries	2.2	50.4	—	—		(52.6)	—

Net (loss) income	$2.2	$2.2	$48.8	$1.6		$(52.6)	$2.2

(a)	Not applicable for the three months ended March 31, 2010. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$28.3	$168.5	$5.5	$—	$(6.0)	$196.3

Cash flows from investing activities:
Capital expenditures	—	(7.0)	(1.4)	—	—	—	(8.4)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(1.2)	—	—	—	—	(1.2)

Net cash used in investing activities	—	(14.8)	(1.4)	—	—	—	(16.2)

Cash flows from financing activities:
Repayments of long-term debt	—	(132.0)	—	—	—	—	(132.0)
Proceeds from borrowings under revolving credit facility	—	307.0	—	—	—	—	307.0
Repayments of borrowings under revolving credit facility	—	(318.4)	—	—	—	—	(318.4)
Advances to/from affiliates	—	167.0	(167.4)	0.4	—	—	—
Other financing activities	—	(0.1)	—	—	—	—	(0.1)

Net cash provided by (used in) financing activities	—	23.5	(167.4)	0.4	—	—	(143.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5	—	—	0.5

Net increase (decrease) in cash	—	37.0	(0.3)	6.4	—	(6.0)	37.1

Cash and cash equivalents – beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6

Cash and cash equivalents – end of period	$—	$69.9	$0.8	$16.4	$—	$(13.4)	$73.7

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$24.3	$290.1	$2.4		$(3.5)	$313.3

Cash flows from investing activities:
Capital expenditures	—	(2.5)	(1.7)	—		—	(4.2)
Cash settlements on interest rate swap agreements	—	(20.2)	—	—		—	(20.2)

Net cash used in investing activities	—	(22.7)	(1.7)	—		—	(24.4)

Cash flows from financing activities:
Repayments of long-term debt	—	(5.5)	—	—		—	(5.5)
Repayments of borrowings under revolving credit facility	—	(285.3)	—	—		—	(285.3)
Payments to extinguish long-term debt	—	—	(18.6)	—		—	(18.6)
Advances to/from affiliates	—	269.2	(269.4)	0.2		—	—
Other financing activities	—	—	—	(0.1)		—	(0.1)

Net cash (used in) provided by financing activities	—	(21.6)	(288.0)	0.1		—	(309.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3		—	0.3

Net (decrease) increase in cash	—	(20.0)	0.4	2.8		(3.5)	(20.3)

Cash and cash equivalents – beginning of period	—	87.6	0.5	7.0		(7.1)	88.0

Cash and cash equivalents – end of period	$—	$67.6	$0.9	$9.8		$(10.6)	$67.7

(a)	Not applicable for the three months ended March 31, 2010. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	Subsequent Events

As described in Note 4, the Company purchased $665.1 million aggregate principal amount of Senior Notes under the Senior Notes Tender Offer on April 13, 2011. Concurrent with this purchase, the Company issued $725.0 million aggregate principal amount of 8.5% senior notes due 2019.

Also as described in Note 4, the Company commenced the Follow-on Senior Notes Tender Offer on April 20, 2011 to purchase up to an additional $412.8 million aggregate principal amount of Senior Notes. Concurrently, the Company commenced the Follow-on Senior Notes Offer of $450.0 million aggregate principal amount of additional 8.5% senior notes due 2019. The Follow-on Senior Notes Tender Offer is scheduled to expire on May 19, 2011, unless extended or earlier terminated. The Follow-on Senior Notes Offer, subject to various closing conditions, is expected to close on May 20, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this report and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.

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

We have two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. Our Corporate segment is divided into medium / large business, primarily serving customers having between 100 and 1,000 employees, and small business, primarily serving customers with up to 100 employees. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business consists primarily of customized engineering services delivered by CDW professional engineers and managed services, including hosting and data center services. Revenues from the sale of hardware, software, custom configuration and third party provided services are recorded within our Corporate and Public segments.

Our business is well-diversified across customers, product and service offerings and vendors from whom we purchase products for resale. We have aligned our sales and marketing functions around customer channels to retain and increase our sales to existing customers and to acquire new customers. We have an experienced and dedicated direct selling organization consisting of account managers who provide inside sales coverage, and field account executives who work within an assigned territory and interact with customers in person. Our direct selling organization is supported by a team of technology specialists who design solutions and provide recommendations in the selection and procurement processes. We purchase products for resale from original equipment manufacturers (“OEMs”) and distributors. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. We are authorized by OEMs to sell via direct marketing all or selected products offered by the manufacturer. We also operate as a reseller for major software publishers that allows the end-user customer to acquire packaged software or licensed products and services. Our authorization with each OEM or software publisher may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as volume rebates and cooperative advertising reimbursements.

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

An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. During 2010, we experienced significant increases in sales, gross profit and operating income compared to 2009. This growth trend has continued into 2011. While general economic conditions and our recent operating results have generally improved, competitive pricing pressures continue in the market. Downturns in the global economy, declines in the availability of credit, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for 11.0% of our net sales in 2010. Further, our sales to state and local governments accounted for 4.6% of our net sales in 2010. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Dollars in Millions	Percentage of Net Sales		Dollars in Millions	Percentage of Net Sales
Net sales	$2,129.6	100.0%		$1,934.1	100.0%
Cost of sales	1,778.1	83.5		1,628.2	84.2

Gross profit	351.5	16.5		305.9	15.8

Selling and administrative expenses	230.4	10.8		214.4	11.1
Advertising expense	29.4	1.4		20.2	1.0

Income from operations	91.7	4.3		71.3	3.7

Interest expense, net	(92.1)	(4.3)		(77.1)	(4.0)
Net (loss) gain on extinguishments of long-term debt	(3.2)	(0.1)		9.2	0.5
Other income, net	0.5	—		0.1	—

(Loss) income before income taxes	(3.1)	(0.1)		3.5	0.2

Income tax expense	(1.1)	(0.1)		(1.3)	(0.1)

Net (loss) income	$(4.2)	(0.2	) %	$2.2	0.1%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,279.3	60.1%	$1,116.7	57.7%	$162.6	14.6%
Public	723.9	34.0	720.3	37.3	3.6	0.5
Other	126.4	5.9	97.1	5.0	29.3	30.1

Total net sales	$2,129.6	100.0%	$1,934.1	100.0%	$195.5	10.1%

(1)	There were 64 selling days for the three months ended March 31, 2011, compared to 63 selling days for the three months ended March 31, 2010. On an average daily basis, total net sales increased 8.4%.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2011 and 2010:

(in millions)	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Corporate:
Medium / Large	$1,022.9	$893.0	$129.9	14.6%
Small Business	256.4	223.7	32.7	14.6

Total Corporate	$1,279.3	$1,116.7	$162.6	14.6%

Public:
Government	$231.9	$280.5	$(48.6)	(17.3	) %
Education	214.6	227.8	(13.2)	(5.8)
Healthcare	277.4	212.0	65.4	30.8

Total Public	$723.9	$720.3	$3.6	0.5%

Total net sales for the three months ended March 31, 2011 increased $195.5 million, or 10.1%, to $2,129.6 million, compared to $1,934.1 million for the three months ended March 31, 2010. There were 64 selling days for the three months ended March 31, 2011, compared to 63 selling days for the three months ended March 31, 2010. On an average daily basis, total net sales increased 8.4%. The increase in total net sales was the result of general growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of sales growth for the three months ended March 31, 2011 was the growth in our Corporate segment.

Corporate segment net sales for the three months ended March 31, 2011 increased $162.6 million, or 14.6%, compared to the three months ended March 31, 2010. Within our Corporate segment, net sales growth was evenly distributed between the two customer channels, with net sales to both medium / large customers and small business customers increasing 14.6% between periods. The increase was primarily driven by hardware unit volume growth. Public segment net sales for the three months ended March 31, 2011 increased $3.6 million, or 0.5%, between periods as strong growth in the healthcare customer channel offset declines in the government and education customer channels. Net sales to healthcare customers increased $65.4 million, or 30.8%, between periods driven by volume increases and additional sales from an expanded relationship with a group purchasing organization beginning in the fourth quarter of 2009. Within our Public segment, net sales to government customers decreased $48.6 million, or 17.3%, between periods, driven by a decline in net sales to Federal government customers. Net sales to education customers decreased $13.2 million, or 5.8%, between periods.

Gross profit

Gross profit increased $45.6 million, or 14.9%, to $351.5 million for the three months ended March 31, 2011, compared to $305.9 million for the three months ended March 31, 2010. As a percentage of total net sales, gross profit was 16.5% for the three months ended March 31, 2011, up from 15.8% for the three months ended March 31, 2010. The gross profit margin improvement was primarily driven by favorable price/mix in product margin, including customer channel mix as our Federal government business declined as a percentage of total sales. Increased vendor funding, including purchase discounts, volume rebates and cooperative advertising, also had a favorable impact on gross margin.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses

Selling and administrative expenses increased $16.0 million, or 7.5%, to $230.4 million for the three months ended March 31, 2011, compared to $214.4 million for the three months ended March 31, 2010. The increase was primarily due to higher payroll costs of $10.2 million driven by increased sales compensation and increases in other variable compensation costs, such as incentive bonuses, consistent with stronger sales and gross profit. In addition, our sales force increased to 3,453 coworkers at March 31, 2011, compared to 3,384 coworkers at March 31, 2010, while total coworker count increased to 6,372 coworkers at March 31, 2011, compared to 6,181 coworkers at March 31, 2010. We also had increases in travel and entertainment expense of $1.4 million, consulting and debt-related professional fees of $1.3 million, bad debt expense of $1.2 million and profit sharing/401(k) expense of $0.9 million. These increases were partially offset by lower depreciation expense of $1.1 million and lower healthcare benefits expense of $1.0 million.

Advertising expense

Advertising expense increased $9.2 million, or 45.5%, to $29.4 million for the three months ended March 31, 2011, compared to $20.2 million for the three months ended March 31, 2010. Higher expenses were due to the launch of our new national ad campaign during the first three months of 2011, e-commerce support and customer-focused marketing events. In addition, advertising expense in the first three months of 2010 was lower due to timing, as spending was more heavily weighted toward the second half of 2010. As a percentage of net sales, advertising expense was 1.4% for the three months ended March 31, 2011, compared to 1.0% for the same period in 2010.

Income (loss) from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$78.3	6.1%	$58.9	5.3%	32.9%
Public	37.1	5.1	34.1	4.7	9.1
Other	3.6	2.8	3.1	3.2	14.7
Headquarters (2)	(27.3)	N/A	(24.8)	N/A	10.5

Total income (loss) from operations	$91.7	4.3%	$71.3	3.7%	28.6%

(1)

Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $91.7 million for the three months ended March 31, 2011, an increase of $20.4 million, or 28.6%, compared to $71.3 million for the three months ended March 31, 2010. This increase was driven by higher net sales and gross profit, partially offset by higher advertising expense and selling and administrative expenses.

Corporate segment income from operations was $78.3 million for the three months ended March 31, 2011, an increase of $19.4 million, or 32.9%, compared to $58.9 million for the three months ended March 31, 2010. The increase in our Corporate segment’s income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase of $12.3 million in 2011 compared to 2010. In addition, our Corporate segment income from operations benefited from an increase of $10.7 million in income allocations from our logistics operations for the first three months of 2011 compared to the first three months of 2010. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support structure costs declined. Partially offsetting the above items was an increase in headquarters’ allocations of $3.5 million.

Public segment income from operations was $37.1 million for the three months ended March 31, 2011, an increase of $3.1 million, or 9.1%, compared to $34.1 million for the three months ended March 31, 2010. The increase reflected higher operating income of $1.7 million as a result of stronger net sales and gross profit dollars, partially offset by higher selling and administrative costs. In addition, our Public segment income from operations benefited from an increase of $4.1 million in income allocations from our logistics operations for the first three months of 2011 compared to the first three months of 2010. Partially offsetting the above items was an increase in headquarters’ allocations of $2.7 million.

The loss from operations for our Headquarters’ function of $27.3 million for the three months ended March 31, 2011 was $2.6 million higher than the loss from operations of $24.8 million for the same period of the prior year. The incremental loss of $2.6 million reflected an increase in costs of $9.0 million, partially offset by higher intercompany allocations to the operating segments of $6.4 million. The $9.0 million cost increase was primarily driven by higher advertising expense and increased consulting and debt-related professional fees.

Interest expense, net

At March 31, 2011, our outstanding long-term debt, excluding capital leases, totaled $4,145.7 million. Net interest expense for the three months ended March 31, 2011 was $92.1 million, compared to $77.1 million for the three months ended March 31, 2010. The increase in interest expense was primarily due to a gain of $25.9 million recorded in the first three months of 2010 that did not repeat in 2011, reflecting the net non-cash impact of hedge ineffectiveness recorded in interest expense on the interest rate swap agreements, as described in Note 5 to our consolidated financial statements. Interest expense for our senior secured term loan facility was $20.2 million lower for the three months ended March 31, 2011, compared to the same period of the prior year. This decrease was due to lower interest rates as a result of the termination of our interest rate swaps in January 2011, and a lower outstanding principal balance. Partially offsetting this decrease was additional interest expense of $10.0 million in the first three months of 2011 for the $500.0 million senior secured notes issued in December 2010.

Net (loss) gain on extinguishment of long-term debt

In March 2011, we amended our senior secured term loan facility and recorded a loss on extinguishment of long-term debt of $3.2 million in our consolidated statement of operations. This loss represents a write-off of a portion of the unamortized deferred financing costs on this facility.

In March 2010, we repurchased $28.5 million of principal amount of loans of the outstanding senior subordinated notes for a purchase price of $18.6 million. We recorded a gain of $9.2 million on the extinguishment of this debt in our consolidated statement of operations during the first quarter of 2010. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The $28.5 million in principal amount of loans that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

Income tax expense

Income tax expense was $1.1 million for the three months ended March 31, 2011, compared to $1.3 million of expense for the same period of the prior year. Despite the $3.1 million pre-tax loss for the first three months of 2011, we recorded income tax expense primarily due to an increase in the deferred tax rate as a result of state tax law changes enacted during the first quarter of 2011. The effective income tax rate, expressed by calculating income tax expense as a percentage of income (loss) before income taxes, was (35.6)% for the three months ended March 31, 2011, compared to 37.7% for the three months ended March 31, 2010.

Net (loss) income

The net loss was $4.2 million for the three months ended March 31, 2011, compared to net income of $2.2 million for the three months ended March 31, 2010.

Adjusted EBITDA

Adjusted EBITDA was $155.5 million for the three months ended March 31, 2011, an increase of $22.2 million, or 16.7%, compared to $133.3 million for the three months ended March 31, 2010. As a percentage of net sales, Adjusted EBITDA was 7.3% and 6.9% for the three months ended March 31, 2011 and 2010, respectively.

We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2011 and 2010 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(4.2)	$2.2
Depreciation and amortization	51.6	52.4
Income tax expense	1.1	1.3
Interest expense, net	92.1	77.1

EBITDA	140.6	133.0

Adjustments:
Non-cash equity-based compensation	4.0	4.3
Sponsor fee	1.3	1.3
Consulting and debt-related professional fees	4.0	2.7
Net loss (gain) on extinguishments of long-term debt	3.2	(9.2)
Other adjustments (1)	2.4	1.2

Total adjustments	14.9	0.3

Adjusted EBITDA	$155.5	$133.3

(1)	Other adjustments include certain severance and retention costs and equity investment losses.

The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the three months ended March 31, 2011 and 2010.

(in millions)	Three Months Ended March 31,
	2011	2010
EBITDA	$140.6	$133.0
Depreciation and amortization	(51.6)	(52.4)
Income tax expense	(1.1)	(1.3)
Interest expense, net	(92.1)	(77.1)

Net (loss) income	(4.2)	2.2

Depreciation and amortization	51.6	52.4
Equity-based compensation expense	4.0	4.3
Deferred income taxes	(8.1)	(14.6)
Allowance for doubtful accounts	—	(1.3)
Amortization of deferred financing costs	4.0	4.5
Realized loss (gain) on interest rate swap agreements	2.8	(6.3)
Mark to market loss on interest rate derivatives	0.2	—
Net loss (gain) on extinguishments of long-term debt	3.2	(9.2)
Other	(0.6)	—
Changes in assets and liabilities	143.4	281.3

Net cash provided by operating activities	$196.3	$313.3

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

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

(in millions)	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$196.3	$313.3
Investing activities	(16.2)	(24.4)
Financing activities	(143.5)	(309.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.3

Net increase (decrease) in cash and cash equivalents	$37.1	$(20.3)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 decreased $117.0 million compared to the same period for the prior year. For the first three months of 2011, changes in assets and liabilities, excluding cash and cash equivalents, contributed $143.4 million to net cash provided by operating activities compared to a contribution of $281.3 million for the first three months of 2010, driven by accounts payable. The increase in accounts payable from December 31, 2010 to March 31, 2011 was $72.7 million compared to an increase of $173.9 million for the same period of the prior year. At the end of 2009, we accelerated a substantial amount of payments to take advantage of early pay discounts, resulting in a significant cash inflow during the first three months of 2010. We accelerated a considerably lower amount of payments at the end of 2010 compared to 2009, which resulted in a lower cash inflow during the first three months of 2011. Net income as adjusted for non-cash items increased $20.9 million between periods reflecting our improved operating results.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	March 31,
	2011	2010
Days of sales outstanding (DSO) (1)	43	47
Days of supply in inventory (DIO) (2)	15	14
Days of purchases outstanding (DPO) (3)	(27)	(25)

Cash conversion cycle	31	36

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

The cash conversion cycle decreased to 31 days at March 31, 2011 compared to 36 days at March 31, 2010. This decrease was primarily due to a four-day decline in DSO, driven by lower federal government sales within the Public segment. Also, a higher accounts payable balance at March 31, 2011 compared to March 31, 2010 contributed to a two-day increase in DPO. The one-day increase in DIO was driven by a higher inventory balance primarily to support the growth of the business. The higher inventory balance at March 31, 2011 also resulted from increased purchases of certain products from vendor partners whose operations may have been impacted by the earthquake and tsunami in Japan, in anticipation of possible future supply shortages. We are closely monitoring our sources of supply and will continue to make additional purchases and maintain a larger stock of products if there is an indication of disruption in the supply chain.

For tax purposes, we were deemed to have paid a redemption premium in connection with the amendment to the term loan facility in December 2010 that, in addition to certain expenses, is deductible in determining taxable income. As a result, we incurred a net operating loss for tax purposes that is expected to result in $54.5 million of refunds in 2011 of previously paid income taxes. As of March 31, 2011, we had received refunds totaling $37.5 million of this amount.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 decreased $8.2 million compared to the same period of the prior year. This was primarily due to a decrease of $13.6 million in cash payments under our interest rate swap agreements, as the $6.6 million paid in the first three months of 2011 reflected the final payment upon termination of the swap agreements on January 14, 2011. Capital expenditures were $8.4 million for the three months ended March 31, 2011 and $4.2 million for the three months ended March 31, 2010, primarily for improvements to our information technology systems during both periods. During the first three months of 2011, we paid $1.2 million for a new interest rate cap agreement.

Financing Activities

Net cash used in financing activities decreased $166.0 million for the three months ended March 31, 2011 compared to the same period of 2010. This change was primarily driven by lower net repayments of $273.9 million under our senior secured revolving credit facility during the first three months of 2011 compared to 2010. The impact of this decrease was partially offset by an increase of $126.5 million in repayments under our senior secured term loan facility. In March 2010, we paid $18.6 million to extinguish a portion of our senior subordinated notes.

Long-Term Debt and Financing Arrangements

Long-term debt, excluding capital leases, was as follows:

(in millions)
	March 31, 2011	December 31, 2010
Senior secured asset-based revolving credit facility	$176.7	$188.1
Senior secured term loan facility	1,540.5	1,672.5
Senior secured notes	500.0	500.0
Senior notes	1,207.0	1,207.0
Senior subordinated notes	721.5	721.5

Total long-term debt	4,145.7	4,289.1
Less current maturities of long-term debt	(21.0)	(132.0)

Long-term debt, excluding current maturities	$4,124.7	$4,157.1

As of March 31, 2011, we were in compliance with the covenants under our various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At March 31, 2011, we had an $800.0 million Revolving Loan available for borrowings and issuance of letters of credit of which we had outstanding borrowings of $176.7 million (at an effective weighted-average interest rate of approximately 1.27% per annum) and $21.8 million of undrawn letters of credit. Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate and (b) the federal funds effective rate plus 50 basis points. The applicable margin varies (1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings) depending upon our average daily excess cash availability under the agreement. The Revolving Loan matures on October 12, 2012. Availability under the Revolving Loan is limited to the lesser of the revolving commitment of $800.0 million or the amount of the borrowing base. The borrowing base is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by us. At March 31, 2011, the borrowing base was $865.0 million as supported by eligible inventory and accounts receivable balances as of February 28, 2011. One of the lenders (the “Defaulting Lender”) under the Revolving Loan has failed to fund its pro rata share of several outstanding loan advances under the Revolving Loan since 2008. As a result, actual availability under the Revolving Loan is $47.5 million less than it would otherwise be if the Defaulting Lender was honoring its commitments under the Revolving Loan agreement. Assuming non-funding by the Defaulting Lender, we could borrow up to an additional $554.0 million under the Revolving Loan at March 31, 2011.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the trade financing agreements as described in Note 3 to our consolidated financial statements), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should we fall below the minimum average daily excess cash availability requirement for ten consecutive business days, we become subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility (“Term Loan”)

At March 31, 2011, the outstanding principal balance of our Term Loan was $1,540.5 million, with $484.5 million of non-extended loans and $1,056.0 million of extended loans. The effective weighted-average interest rate on Term Loan principal amounts outstanding at March 31, 2011 was 4.40% per annum. For the three months ended March 31, 2011, the effective weighted-average interest rate without giving effect to the interest rate swap agreements (see Note 5 to our consolidated financial statements) was 4.81% per annum. For the three months ended March 31, 2011, the effective weighted-average interest rate including the effect of the interest rate swap agreements was 5.48% per annum. The interest rate swap agreements terminated on January 14, 2011.

Borrowings under the Term Loan bear interest at either (a) the ABR plus a rate spread; or (b) LIBOR plus a rate spread. The rate spread is based on our senior secured leverage ratio, as defined in the amended agreement evidencing the Term Loan. Effective with the March 2011 amendment discussed below, the rate spreads were reduced on extended loans. For ABR borrowings, the applicable rate spread varies within a range of 2.50% to 3.00% for non-extended loans and 1.75% to 2.25% for extended loans. For LIBOR borrowings, the applicable rate spread varies within a range of 3.50% to 4.00% for non-extended loans and 2.75% to 3.25% for extended loans. The non-extended loans under the Term Loan mature on October 10, 2014. The maturity on the extended loans is July 15, 2017 subject to acceleration to July 15, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Notes with a maturity date of October 12, 2015 is greater than or equal to $500.0 million.

On March 11, 2011, we entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the spreads with respect to the interest rates on the extended loans under the Term Loan, (ii) established a LIBOR floor of 1.25% and a base rate floor of 2.25% with respect to the extended loans under the Term Loan facility, (iii) reset the general restricted payments basket to its original amount of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or repricings of any extended loans under the Term Loan for the six month period following the effective date of the amendment. In connection with this amendment, we recorded a loss on extinguishment of long-term debt of $3.2 million in our consolidated statement of operations for the three months ended March 31, 2011. This loss represents a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.

Beginning September 2009, the Term Loan requires us to pay quarterly installments of principal equal to $5.5 million, with the remaining unpaid principal amount due upon maturity, provided that such quarterly installments are reduced to the extent of any optional or mandatory repayments. The Term Loan also requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow (as defined in the governing agreement) for the year then ended; and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries, including the issuance of the Senior Secured Notes. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. We made required principal prepayments of $516.5 million in 2010, including the payment in connection with the issuance of the Senior Secured Notes, and $11.0 million in 2009. On March 16, 2011, we made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010 under the excess cash flow provision. Because of the prepayments we have made on the Term Loan, we are no longer required to pay quarterly installments of principal of $5.5 million.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 3 to our consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under trade financing agreements and capital leases) less cash and cash equivalents, to trailing twelve months Adjusted EBITDA. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended March 31, 2011 was required to be at or below 7.50. For the four quarters ended March 31, 2011, the senior secured leverage ratio was 3.5. We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements as described in Note 5 to our consolidated financial statements, we expect to be in compliance with this requirement through January 14, 2013.

8.0% Senior Secured Notes (“Senior Secured Notes”) due 2018

The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At March 31, 2011, the outstanding principal balance of the Senior Secured Notes was $500.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the trade financing agreements as described in Note 3 to our consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note Indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note Indenture does not contain any financial covenants.

11.0% Senior Exchange Notes (“Senior Exchange Notes”) due 2015; 11.50% / 12.25% Senior PIK Election Exchange Notes (“PIK Election Notes” together with the Senior Exchange Notes the “Senior Notes”) and 12.535% Senior Subordinated Exchange Notes (“Senior Subordinated Notes”) due 2017

At March 31, 2011, the outstanding principal balance of our Senior Notes was $1,207.0 million. The Senior Notes have a maturity date of October 12, 2015. The Senior Notes are comprised of $890.0 million of Senior Exchange Notes and $317.0 million of PIK Election Notes. We are required to pay cash interest on the outstanding principal of the Senior Exchange Notes. For PIK Election Notes, we could elect to pay interest in cash or through an increase in the outstanding principal balance for interest periods through the six-month interest period beginning April 15, 2011, after which interest is payable only in cash. For the interest period from April 15, 2011 through October 14, 2011, we elected to pay interest in cash.

On February 22, 2011, we announced that we had commenced a cash tender offer (the “Senior Notes Tender Offer”) to purchase any and all of the outstanding $1,207.0 million aggregate principal amount of Senior Notes. On March 29, 2011, we amended the Senior Notes Tender Offer to convert the tender offer to a “fixed dollar” tender offer for up to $665.1 million of Senior Notes. On April 13, 2011, we announced that the terms and conditions of the Senior Notes Tender Offer had been met and that $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes had been accepted for purchase. We concurrently announced the closing of an offering of $725.0 million in aggregate principal amount of 8.5% senior notes due 2019. The proceeds from this offering, together with borrowings under the Revolving Loan, were used to fund the purchase of the aggregate $665.1 million of Senior Notes, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.

On April 20, 2011, we announced that we had commenced a follow-on cash tender offer (the “Follow-on Senior Notes Tender Offer”) to purchase up to an additional $412.8 million aggregate principal amount of Senior Notes. Concurrently, we announced that we had priced an offering of $450.0 million in aggregate principal amount of additional 8.5% senior notes due 2019 (the “Follow-on Senior Notes Offer”). The proceeds of the Follow-on Senior Notes Offer, together with borrowings under the Revolving Loan, will be used to fund the Follow-on Senior Notes Tender Offer, including the payment of tender offer premium, accrued and unpaid interest and transaction fees and expenses, subject to various closing conditions. The Follow-on Senior Notes Tender Offer is scheduled to expire on May 19, 2011, unless extended or earlier terminated. The Follow-on Senior Notes Offer is expected to close on May 20, 2011. If the Follow-on Senior Notes Tender Offer is successful in full, the balance of the Senior Notes will be reduced to $129.1 million. As a result, the maturity of extended loans under the Term Loan would not be accelerated as described above.

At March 31, 2011, the outstanding principal balance of our Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017. On March 10, 2010, one of our wholly owned subsidiaries purchased $28.5 million of principal amount of loans of the outstanding Senior Subordinated Notes for a purchase price of $18.6 million. We recorded a gain on the extinguishment of long-term debt of $9.2 million on the consolidated statement of operations for the three months ended March 31, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of loans that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes and Senior Subordinated Notes. Obligations under the Senior Notes and Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries that is a guarantor under the senior credit facilities. The Senior Notes and Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes and Senior Subordinated Notes do not contain any financial covenants.

Trade Financing Arrangements

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. At March 31, 2011, the agreements allowed for a maximum credit line of $74.5 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We do not incur any interest expense associated with these agreements, as balances are paid when they are due. At March 31, 2011 and December 31, 2010, we owed the financial institutions $50.7 million and $9.6 million, respectively, which is included in trade accounts payable.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company’s contractual obligations from those reported at December 31, 2010 in the Company’s Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, ASU 2010-06 was effective for us as of January 1, 2010. The disclosures in the roll forward of activity in Level 3 fair value measurements became effective for us as of January 1, 2011. As this guidance only required additional disclosure, the adoption of ASU 2010-06 did not have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Arrangements

In October 2009, the FASB issued two ASUs to authoritative guidance on revenue arrangements. ASU 2009-13 modifies the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. From time to time, we sell some of our products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. Each of the deliverables in an arrangement typically represents a separate unit of accounting and revenue is generally allocated to each deliverable based upon the estimated fair value of each element as determined by vendor specific objective evidence. Our principal point of reference in making this determination is the amount of revenue realized when products and services are sold separately in stand-alone transactions. We adopted the amended guidance in ASU 2009-13 on a prospective basis as of January 1, 2011. This guidance did not significantly change our units of accounting or the method used by us to allocate revenue to various units of accounting. Therefore, the adoption of ASU 2009-13 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2009-14 modifies the scope of authoritative guidance for revenue arrangements that include both tangible products and software elements to exclude from its requirements (1) non-software components of tangible products, and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We adopted the amended guidance in ASU 2009-14 on a prospective basis as of January 1, 2011. The adoption of ASU 2009-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, there had been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 “Contingencies” to the accompanying unaudited interim consolidated financial statements.

Item 1A. Risk Factors

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, there had been no material change in this information.

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

CDW CORPORATION

Date:	May 13, 2011	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)