Form 10-Q
period 2011-06-30
CDW Corp
filed 2011-08-15
CIK 1402057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 10, 2011, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 912,076 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

CDW CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44.6	$36.6
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $5.0, respectively	1,178.3	1,091.5
Merchandise inventory	348.9	292.8
Miscellaneous receivables	187.7	192.8
Deferred income taxes	50.6	52.8
Prepaid expenses and other	56.7	35.8

Total current assets	1,866.8	1,702.3
Property and equipment, net	150.8	158.1
Goodwill	2,210.3	2,209.1
Other intangible assets, net	1,712.9	1,791.2
Deferred financing costs, net	76.5	79.7
Fair value of interest rate cap agreements	2.4	1.2
Other assets	2.2	2.2

Total assets	$6,021.9	$5,943.8

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable - trade	$760.4	$565.3
Accounts payable - floorplan	12.3	—
Current maturities of long-term debt and capital leases	—	132.6
Fair value of interest rate swap agreements	—	2.8
Deferred revenue	49.0	28.6
Accrued expenses:
Compensation	77.8	91.3
Interest	51.8	64.3
Sales taxes	19.6	23.2
Advertising	31.4	27.0
Income taxes	5.4	4.2
Other	83.4	87.6

Total current liabilities	1,091.1	1,026.9
Long-term liabilities:
Debt and capital leases	4,226.0	4,157.4
Deferred income taxes	711.2	730.3
Accrued interest	14.5	32.3
Other liabilities	48.4	40.4

Total long-term liabilities	5,000.1	4,960.4
Commitments and contingencies	—	—
Shareholders’ deficit:
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 912,076 and 910,735 shares issued and outstanding, respectively	—	—
Paid-in capital	2,175.2	2,166.7
Accumulated deficit	(2,247.2)	(2,208.0)
Accumulated other comprehensive income (loss)	2.7	(2.2)

Total shareholders’ deficit	(69.3)	(43.5)

Total liabilities and shareholders’ deficit	$6,021.9	$5,943.8

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$2,412.1	$2,223.3	$4,541.7	$4,157.4
Cost of sales	2,010.3	1,863.4	3,788.4	3,491.7

Gross profit	401.8	359.9	753.3	665.7
Selling and administrative expenses	244.4	239.6	474.8	454.0
Advertising expense	29.2	24.7	58.6	44.8

Income from operations	128.2	95.6	219.9	166.9
Interest expense, net	(65.7)	(106.4)	(157.8)	(183.5)
Net (loss) gain on extinguishments of long-term debt	(115.7)	—	(118.9)	9.2
Other (expense) income, net	—	(0.1)	0.5	0.1

Loss before income taxes	(53.2)	(10.9)	(56.3)	(7.3)
Income tax benefit	18.4	3.9	17.3	2.5

Net loss	$(34.8)	$(7.0)	$(39.0)	$(4.8)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(in millions)

(unaudited)

	Total Shareholders’ Deficit	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance at December 31, 2010	$(43.5)	$—	$—	$2,166.7	$(2,208.0)	$(2.2)
Equity-based compensation expense	8.1	—	—	8.1	—	—
Investment from CDW Holdings LLC	1.0	—	—	1.0	—	—
Stock distribution to CDW Holdings LLC	(0.2)	—	—	—	(0.2)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.6)	—	—	(0.6)	—	—
Net loss	(39.0)	—	—	—	(39.0)	—	$(39.0)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive income (loss) to net loss, net of tax	1.9	—	—	—	—	1.9	1.9
Foreign currency translation adjustment	3.0	—	—	—	—	3.0	3.0

Comprehensive loss							$(34.1)

Balance at June 30, 2011	$(69.3)	$—	$—	$2,175.2	$(2,247.2)	$2.7

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(39.0)	$(4.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102.4	105.1
Equity-based compensation expense	8.1	8.4
Deferred income taxes	(17.5)	(29.3)
Allowance for doubtful accounts	0.9	(1.3)
Amortization of deferred financing costs	7.7	9.0
Net loss (gain) on extinguishments of long-term debt	118.9	(9.2)
Realized loss on interest rate swap agreements	2.8	12.8
Mark to market loss on interest rate derivatives	2.0	3.5
Other	(0.6)	—
Changes in assets and liabilities:
Accounts receivable	(86.1)	(110.8)
Merchandise inventory	(56.0)	(54.7)
Other assets	(15.6)	(39.3)
Accounts payable	194.6	298.9
Other current liabilities	(4.3)	61.6
Long-term liabilities	(10.9)	10.4

Net cash provided by operating activities	207.4	260.3

Cash flows from investing activities:
Capital expenditures	(16.7)	(10.5)
Cash settlements on interest rate swap agreements	(6.6)	(39.4)
Premium payments on interest rate cap agreements	(3.2)	(5.9)

Net cash used in investing activities	(26.5)	(55.8)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	755.0	249.8
Repayments of borrowings under revolving credit facility	(783.1)	(486.1)
Repayments under senior secured term loan facility	(132.0)	(11.0)
Proceeds from issuance of long-term debt	1,175.0	—
Payments to extinguish long-term debt	(1,175.0)	(18.6)
Payments of debt financing costs	(26.3)	—
Investment from CDW Holdings LLC	1.0	—
Net advances under floorplan	12.3	—
Repurchase of Class B common shares	(0.2)	—
Principal payments under capital lease obligations	—	(0.3)

Net cash used in financing activities	(173.3)	(266.2)

Effect of exchange rate changes on cash and cash equivalents	0.4	(0.2)

Net increase (decrease) in cash and cash equivalents	8.0	(61.9)
Cash and cash equivalents – beginning of period	36.6	88.0

Cash and cash equivalents – end of period	$44.6	$26.1

Supplementary disclosure of cash flow information:
Interest paid, net, including cash settlements on interest rate swap agreements	$(178.2)	$(177.4)
Taxes refunded (paid), net	$35.0	$(11.2)

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“December 31, 2010 financial statements”). The significant accounting policies used in preparing these unaudited interim consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2010 financial statements, except as disclosed in Note 2, “Recent Accounting Pronouncements.” In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, cash flows, and changes in shareholders’ deficit as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.

CDW Corporation (“Parent”) is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, Inc., certain other co-investors and certain members of CDW management.

Parent has two wholly owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its wholly owned subsidiaries, holds all material assets and conducts all business activities and operations. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 4 and does not hold any material assets or engage in any business activities or operations.

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

The notes to consolidated financial statements contained in the December 31, 2010 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 which amends current guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This update is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance impacts presentation only, the Company does not expect the adoption of this guidance will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04. The new guidance results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-06 to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, ASU 2010-06 was effective for the Company as of January 1, 2010. The disclosures in the roll forward of activity in Level 3 fair value measurements became effective for the Company as of January 1, 2011. As this guidance only required additional disclosure and the Company did not have any Level 3 fair value measurements, the adoption of ASU 2010-06 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue Arrangements

In October 2009, the FASB issued two ASUs to authoritative guidance on revenue arrangements. ASU 2009-13 modifies the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the relative selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. From time to time, the Company sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. Each of the deliverables in an arrangement typically represents a separate unit of accounting and revenue is generally allocated to each deliverable based upon the relative selling price of each element as determined by vendor specific objective evidence. The Company’s principal point of reference in making this determination is the amount of revenue realized when products and services are sold separately by the Company in stand-alone transactions. The Company adopted the amended guidance in ASU 2009-13 on a prospective basis as of January 1, 2011. This adoption did not significantly change the Company’s units of accounting or the method used by the Company to allocate revenue to separate units of accounting and consequently, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Inventory Financing Agreements

The Company has entered into agreements with certain financial institutions in order to facilitate the purchase of inventory from various vendors. At June 30, 2011, the agreements allowed for a maximum credit line of $74.5 million collateralized by the inventory purchases financed by the financial institutions and a second lien on the related accounts receivable. The Company does not incur any interest expense associated with these agreements, as balances are paid when they are due. At June 30, 2011 and December 31, 2010, the Company owed the financial institutions $57.7 million and $9.6 million, respectively, which is included in accounts payable-trade on the Company’s balance sheet.

Separately, the Company entered into a new senior secured asset-based revolving credit facility as described in Note 4, which incorporates a $300.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company entered into an inventory financing agreement with a financial institution to facilitate the purchase of inventory from this vendor (the “floorplan”). As of June 30, 2011, the Company owed $12.3 million under the floorplan, which is included in accounts payable – floorplan on the Company’s balance sheet.

4.	Long-Term Debt

Long-term debt, excluding capital leases, was as follows:

(in millions)
	June 30, 2011	December 31, 2010
Senior secured asset-based revolving credit facility	$160.0	$188.1
Senior secured term loan facility	1,540.5	1,672.5
Senior secured notes due 2018	500.0	500.0
Senior notes due 2015	129.0	1,207.0
Senior notes due 2019	1,175.0	—
Senior subordinated notes due 2017	721.5	721.5

Total long-term debt	4,226.0	4,289.1
Less current maturities of long-term debt	—	(132.0)

Long-term debt, excluding current maturities	$4,226.0	$4,157.1

As of June 30, 2011, the Company was in compliance with the covenants under its various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At June 30, 2011, the Company had outstanding borrowings of $160.0 million under the Revolving Loan (at an effective weighted-average interest rate of approximately 2.47% per annum), $21.8 million of undrawn letters of credit and $12.3 million reserved related to the floorplan sub-facility (discussed below).

On June 24, 2011, the Company entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increases the overall revolving credit facility capacity available to the Company from $800.0 million to $900.0 million, (ii) increases the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) adds a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to both the maturity of the non-extended portion of the Company’s senior secured term loan facility and the maturity of the Company’s senior exchange notes due 2015, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150 million, (iv) increases the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increases the applicable interest rate margin, and (vi) incorporates a $300.0 million floorplan sub-facility. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1.6 million in the consolidated statement of operations for the three and six months ended June 30, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.

The Revolving Loan includes a $300.0 million floorplan sub-facility which was increased to the maximum of $400.0 million on August 2, 2011. As described in Note 3, in connection with the floorplan sub-facility, the Company entered into the floorplan. Amounts outstanding under the floorplan are unsecured and non-interest bearing. The Company will either pay the outstanding

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

floorplan amounts when they become due, or the Revolving Loan’s administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of June 30, 2011, the Company owed $12.3 million under the floorplan, which is included in accounts payable – floorplan on the Company’s balance sheet. Changes in cash flows from the floorplan are reported in financing activities on the Company’s statement of cash flows.

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points and (c) one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon the Company’s average daily excess cash availability under the agreement and is subject to a reduction of 25 basis points if certain conditions are met related to the Company’s outstanding secured debt. The margins on the previous revolving loan credit facility varied from 1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings.

Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the floorplan plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At June 30, 2011, the borrowing base was $970.2 million as supported by eligible inventory and accounts receivable balances as of May 31, 2011. The Company could have borrowed up to an additional $705.9 million under the Revolving Loan at June 30, 2011.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory financing agreements as described in Note 3), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should the Company fall below the minimum average daily excess cash availability requirement for five consecutive business days, the Company becomes subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility (“Term Loan”)

At June 30, 2011, the outstanding principal amount of the Company’s Term Loan was $1,540.5 million, with $484.5 million of non- extended loans and $1,056.0 million of extended loans. The effective weighted-average interest rate on Term Loan principal amounts outstanding on June 30, 2011 was 4.38% per annum. For the six months ended June 30, 2011, the effective weighted-average interest rate without giving effect to the interest rate swap agreements (see Note 5) was 4.58% per annum. For the six months ended June 30, 2011, the effective weighted-average interest rate including the effect of the interest rate swap agreements was 4.92% per annum. The interest rate swap agreements terminated on January 14, 2011.

Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin; or (b) LIBOR plus a margin. The margin is based on the Company’s senior secured leverage ratio as defined in the amended agreement evidencing the Term Loan. Effective with the March 2011 amendment discussed below, the margins were reduced on extended loans. For ABR borrowings, the applicable margin varies within a range of 2.50% to 3.00% for non-extended loans and 1.75% to 2.25% for extended loans. For LIBOR borrowings, the applicable margin varies within a range of 3.50% to 4.00% for non-extended loans and 2.75% to 3.25% for extended loans. The non-extended loans under the Term Loan mature on October 10, 2014. The maturity on the extended loans is July 15, 2017 subject to acceleration to July 15, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Notes with a maturity date of October 12, 2015 is greater than or equal to $500.0 million. The Company completed a cash tender offer and follow-on cash tender offer (described below) and as a result of the reduction in the outstanding balances of the Senior Notes due 2015, the maturity of extended loans under the Term Loan will not be accelerated.

On March 11, 2011, the Company entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to the extended loans under the Term Loan, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to the extended loans under the Term Loan facility, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans under the Term Loan for the six month period following the effective date of the amendment. In connection with this amendment, the Company recorded a loss on extinguishment of long-term debt of $3.2 million in the consolidated statement of operations for the six months ended June 30, 2011. This loss represents a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Term Loan requires the Company to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of the Company’s excess cash flow for a fiscal year (the percentage rate of which can decrease based upon the total net leverage ratio as defined in the governing agreement); and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries. Excess cash flow is defined as Adjusted EBITDA (as defined in Note 11), plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. On March 16, 2011, the Company made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010 under the excess cash flow provision.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory financing agreements as described in Note 3), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under certain inventory financing agreements and capital leases) less cash and cash equivalents, to trailing twelve months Adjusted EBITDA. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended June 30, 2011 was required to be at or below 7.5. For the four quarters ended June 30, 2011, the senior secured leverage ratio was 3.4. The interest rate margins on both the extended loans and non-extended loans under the Term Loan will decrease by 0.25% upon filing of the required officer’s certificate as a result of the senior secured leverage ratio being less than 3.5. The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements as described in Note 5, the Company expects to be in compliance with this requirement through January 14, 2013.

8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)

The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At June 30, 2011, the outstanding principal amount of the Senior Secured Notes was $500.0 million.

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

11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes the “Senior Notes”)

At June 30, 2011, the outstanding principal amount of the Company’s Senior Notes was $129.0 million. The Senior Notes have a maturity date of October 12, 2015. The Senior Notes are comprised of $49.3 million of Senior Exchange Notes and $79.7 million of PIK Election Notes. The Company is required to pay cash interest on the outstanding principal of the Senior Exchange Notes. For PIK Election Notes, the periods for which the Company could elect to pay interest in cash or through an increase in the outstanding principal have expired. The Company is required to pay cash interest on the outstanding principal of the PIK Election Notes for the remaining interest periods through maturity.

On April 13, 2011, the Company completed a cash tender offer (the “Initial Senior Notes Tender Offer”) and purchased $665.1 million aggregate principal amount of Senior Notes comprised of $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes. The Company concurrently issued $725.0 million in aggregate principal amount of 8.5% Senior Notes due 2019. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $665.1 million aggregate principal amount of Senior Notes, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On May 20, 2011, the Company completed a follow-on cash tender offer (the “Follow-on Senior Notes Tender Offer,” and together with the Initial Senior Notes Tender Offer, the “Senior Notes Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. The Company concurrently issued $450.0 million in aggregate principal amount of additional 8.5% Senior Notes due 2019. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $412.8 million aggregate principal amount of Senior Notes, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses. The aggregate principal amount of Senior Notes outstanding following Senior Notes Tender Offers is $129.0 million. As a result, the maturity of extended loans under the Term Loan will not be subject to acceleration on July 15, 2015 as described above.

In connection with Senior Notes Tender Offers, the Company recorded a loss on extinguishment of long-term debt of $114.1 million in the consolidated statement of operations for the three and six months ended June 30, 2011. This loss represents $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes. In connection with the issuance of 8.5% Senior Notes due 2019, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the interest method.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.

8.5% Senior Notes due 2019 (“2019 Senior Notes”)

On April 13, 2011, the Company issued $725.0 million principal amount of 2019 Senior Notes and on May 20, 2011, the Company issued an additional $450.0 million principal amount of 2019 Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes Tender Offers described above. The 2019 Senior Notes will mature on April 1, 2019. At June 30, 2011, the outstanding principal amount of the 2019 Senior Notes was $1,175.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the 2019 Senior Notes. Obligations under the 2019 Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The 2019 Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The 2019 Senior Notes do not contain any financial covenants.

12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)

At June 30, 2011, the outstanding principal amount of the Company’s Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017. On March 10, 2010, one of the Company’s wholly owned subsidiaries purchased $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. The Company recorded a gain on the extinguishment of long-term debt of $9.2 million on the consolidated statement of operations for the six months ended June 30, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Based on the quoted market price, trades and/or composite bid prices from dealers, all of which were obtained from independent sources, the estimated fair value of the Company’s long-term debt at June 30, 2011 approximated $4,267.5 million.

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

During the first six months of 2011, the Company entered into three interest rate cap agreements with a combined $375.0 million notional amount. Under the agreements, the Company made premium payments totaling $3.2 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The cap agreements are effective from January 14, 2013 through January 14, 2015.

These cap agreements have not been designated as cash flow hedges of interest rate risk for accounting purposes. Instead, the interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet each period, with changes in fair value recorded directly to interest expense, net on the Company’s consolidated statements of operations.

On July 27, 2011, the Company entered into an additional interest rate cap agreement with a notional amount of $125.0 million, which is effective from January 14, 2013 through January 14, 2015. The Company made a premium payment of $0.6 million to the counterparty in exchange for the right to receive payments of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period.

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

For the Company’s interest rate swaps designated as cash flow hedges of interest rate risk for accounting purposes, the effective portion of the changes in fair value of the swaps was initially recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the Company’s consolidated balance sheets and subsequently reclassified into interest expense, net in the Company’s consolidated statements of operations in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the swaps was recognized directly in earnings in interest expense, net. For the Company’s interest rate swap not designated as a cash flow hedge of interest rate risk, changes in fair value of the swap were recorded directly to interest expense, net in the Company’s consolidated statements of operations.

Both of the Company’s interest rate swaps were initially designated as cash flow hedges. However, as a result of the amendment to the $1,500.0 million interest rate swap agreement, the Company prospectively discontinued the hedge accounting on the original interest rate swap agreement. Simultaneously, the Company designated the amended interest rate swap agreement as a cash flow hedge. On December 17, 2010, the Company discontinued the hedge accounting on the amended $1,500.0 million interest rate swap agreement as a result of the Term Loan amendment as described in Note 4. The Company continued to report the net loss related to the discontinued cash flow hedges in AOCI, which was reclassified into earnings on a straight-line basis through January 14, 2011.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The amount of the loss reclassified into earnings during the three and six months ended June 30, 2010 was $9.3 million and $18.6 million, respectively. The Company did not reclassify any losses into earnings during the three months ended June 30, 2011. The amount of loss reclassified into earnings during the six months ended June 30, 2011 was $2.1 million.

The Company utilized the hypothetical derivative method to measure hedge ineffectiveness each period for interest rate swaps designated as cash flow hedges. For the three and six months ended June 30, 2010, the Company recognized $9.4 million and $44.6 million, respectively, of non-cash gains due to hedge ineffectiveness on the amended $1,500.0 million swap. The Company did not recognize any gains or losses due to hedge ineffectiveness during the three or six months ended June 30, 2011.

The fair values of the interest rate cap and swap agreements are estimated as described in Note 6 and reflected as assets or liabilities on the balance sheet. At June 30, 2011 and December 31, 2010, the fair values of the Company’s interest rate derivatives were as follows:

(in millions)	Balance Sheet Location	Derivative Assets		Derivative Liabilities
		June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Interest rate cap agreements	Fair value of interest rate cap agreements	$2.4	$1.2	$—	$—
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$—	$2.1
Derivatives designated as hedging instruments
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$—	$0.7

The effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2011 and 2010 was as follows:

Derivatives not designated as hedging instruments

(in millions)	Amount of Loss Recognized in Interest Expense, net
	Three Months Ended June 30,
	2011	2010
Interest rate cap agreements	$(1.8)	$(3.5)

Total	$(1.8)	$(3.5)

Derivatives designated as hedging instruments

(in millions)	Amount of Loss Recognized in OCI (Effective Portion)		Amount of Loss Reclassified from AOCI into Interest Expense, net (Effective Portion)		Amount of Gain (Loss) Recognized in Interest Expense, net (Ineffective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Interest rate swap agreements	$—	$(0.7)	$—	$(19.1)	$—	$—

Total	$—	$(0.7)	$—	$(19.1)	$—	$—

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2011 and 2010 was as follows:

Derivatives not designated as hedging instruments

(in millions)	Amount of Loss Recognized in Interest Expense, net
	Six Months Ended June 30,
	2011	2010
Interest rate cap agreements	$(2.0)	$(3.5)

Total	$(2.0)	$(3.5)

Derivatives designated as hedging instruments

(in millions)	Amount of Loss Recognized in OCI (Effective Portion)		Amount of Loss Reclassified from AOCI into Interest Expense, net (Effective Portion)			Amount of Gain Recognized in Interest Expense, net (Ineffective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011		2010	2011	2010
Interest rate swap agreements	$—	$(33.1)	$(2.8	)(1)	$(38.6)	$—	$25.9

Total	$—	$(33.1)	$(2.8)		$(38.6)	$—	$25.9

(1)	The Company reclassified realized losses of $2.8 million from AOCI to net loss, or $1.9 million net of tax as reflected in the consolidated statement of shareholders’ deficit.

There was no balance remaining in AOCI related to the Company’s interest rate swap agreements as of June 30, 2011. The Company had no derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2011.

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

The fair value of financial assets measured on a recurring basis as of June 30, 2011 was as follows:

(in millions)
	Level 1	Level 2	Level 3	Total
Interest rate cap agreements	$—	$2.4	$—	$2.4

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

The Company’s effective tax rate was 30.8% and 34.8% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate for the six months ended June 30, 2011 was impacted by an increase in the deferred tax rate as a result of state tax law changes enacted during this period.

GAAP provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefits at June 30, 2011 and December 31, 2010.

In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). The IRS has contacted the Company and has indicated that it will begin an audit of 2008 through 2010 during the third quarter of 2011. The Company is no longer subject to examination by the IRS for tax years prior to 2008. In addition, the Company is generally no longer subject to state and local or foreign income tax examinations by taxing authorities for tax years prior to 2005. Various state and local taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

For tax purposes, the Company was deemed to have paid a redemption premium in connection with the amendment to the Term Loan in December 2010 that, in addition to certain expenses, is deductible in determining taxable income. As a result, the Company incurred a net operating loss for tax purposes that is expected to result in $53.2 million of refunds in 2011 of previously paid income taxes. As of June 30, 2011, the Company had received refunds totaling $37.5 million of this amount.

8.	Equity-Based Compensation

The Company recognized $4.1 million in equity-based compensation expense for both the three months ended June 30, 2011 and 2010, and $8.1 million and $8.4 million in equity-based compensation expense for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth the summary of equity plan activity for the six months ended June 30, 2011:

Equity Awards	Class B Common Units (1)	MPK Plan Units (1) (2)
Outstanding at January 1, 2011	191,651	74,826
Granted	7,069	—
Forfeited	(1,897)	(1,690	)(3)
Repurchased/Settled	(458)	(462	)(4)

Outstanding at June 30, 2011	196,365	72,674

Vested at June 30, 2011	56,166	208	(5)

(1)

The weighted-average grant date fair market value for Class B Common Units granted during the period is $145.47. The weighted-average grant date fair market value for outstanding Class B Common Units is $288.43. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants accounts.
(3)

The Company contributes the units represented by the awards forfeited under the plan (or their equivalent value) to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of June 30, 2011, the Company owes a contribution for 697 units.

(4)

Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Common Units in exchange for the vested MPK Plan Units.

(5)	Represents units that have vested but not yet converted to Class A Common Units.

As of June 30, 2011, there was $50.2 million of total unrecognized compensation cost related to nonvested equity-based compensation awards granted under the Company’s plans. That anticipated cost is expected to be recognized over the weighted-average period of 4.8 years.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Deferred Compensation Plan

In connection with the Company’s purchase of $28.5 million of the principal amount of senior subordinated debt as described in Note 4, on March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan were granted Restricted Debt Units (“RDUs”) that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by the total number of RDUs outstanding. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of June 30, 2011, 24,974 RDUs had been granted to participants.

RDUs that are outstanding as of June 30, 2011 vest daily on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014. Vesting ceases upon separation from service except in certain conditions as set forth in the RDU Plan. All outstanding RDUs become vested immediately prior to a sale of the Company. Upon completion of the vesting period, December 31, 2014, or earlier in the case of a sale of the Company, any unallocated RDUs will be allocated to participants on a pro rata basis according to each participant’s total RDUs.

The total amount of compensation available to be paid under the RDU Plan is based on two components, a principal component and an interest component. The principal component credits the RDU Plan with an amount equal to the $28.5 million of the principal amount of senior subordinated debt. Payment of the principal component of the RDU Plan will be made on October 12, 2017, unless accelerated due to a sale of the Company. By December 31, 2014, amounts accrued under the RDU Plan are expected to equal the present value of future principal payments, plus any unpaid accrued interest thereon. The interest component credits the RDU Plan with amounts equal to the interest expense on $28.5 million principal amount of senior subordinated debt from March 10, 2010 through October 12, 2017. Payment of the interest component for the period from March 10, 2010 through December 31, 2011 will be made in January 2012. The interest component for periods starting on January 1, 2012 and thereafter will be paid semiannually on April 15 and October 15. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.

Compensation expense of $2.0 million and $1.9 million related to the RDU Plan was recognized in the three months ended June 30, 2011 and 2010, respectively, and compensation expense of $4.0 million and $3.2 million was recognized in the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, total unrecognized compensation expense of approximately $30.2 million related to the RDU Plan is expected to be recognized over the next 3.5 years.

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

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

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

Selected Segment Financial Information

The following table presents information about the Company’s segments for the three and six months ended June 30, 2011 and 2010:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended June 30, 2011:
Net sales	$1,338.4	$951.2	$122.5	$—	$2,412.1
Income (loss) from operations	87.7	61.0	4.4	(24.9)	128.2
Adjusted EBITDA	118.1	75.8	6.6	(13.0)	187.5
Amortization expense	(23.4)	(10.9)	(0.8)	(8.2)	(43.3)

Three Months Ended June 30, 2010:
Net sales	$1,193.4	$930.9	$99.0	$—	$2,223.3
Income (loss) from operations	66.5	55.1	3.9	(29.9)	95.6
Adjusted EBITDA	97.8	70.6	6.4	(15.7)	159.1
Amortization expense	(23.4)	(10.8)	(0.7)	(7.8)	(42.7)

Six Months Ended June 30, 2011:
Net sales	$2,617.7	$1,675.1	$248.9	$—	$4,541.7
Income (loss) from operations	166.0	98.1	8.0	(52.2)	219.9
Adjusted EBITDA	227.6	127.8	12.4	(24.8)	343.0
Amortization expense	(46.9)	(21.7)	(1.6)	(16.1)	(86.3)

Six Months Ended June 30, 2010:
Net sales	$2,310.1	$1,651.2	$196.1	$—	$4,157.4
Income (loss) from operations	125.4	89.2	7.0	(54.7)	166.9
Adjusted EBITDA	187.9	119.7	12.0	(27.3)	292.3
Amortization expense	(46.9)	(21.7)	(1.5)	(15.3)	(85.4)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents a reconciliation of total Adjusted EBITDA to total loss before income taxes for the three and six months ended June 30, 2011 and 2010:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted EBITDA	$187.5	$159.1	$343.0	$292.3
Adjustments to reconcile Adjusted EBITDA to loss before income taxes:
Depreciation and amortization	(50.8)	(52.7)	(102.4)	(105.1)
Interest expense, net	(65.7)	(106.4)	(157.8)	(183.5)
Non-cash equity-based compensation	(4.1)	(4.1)	(8.1)	(8.4)
Sponsor fee	(1.3)	(1.3)	(2.5)	(2.5)
Consulting and debt-related professional fees	(0.1)	(2.9)	(4.1)	(5.6)
Net (loss) gain on extinguishments of long-term debt	(115.7)	—	(118.9)	9.2
Other adjustments (1)	(3.0)	(2.6)	(5.5)	(3.7)

Loss before income taxes	$(53.2)	$(10.9)	$(56.3)	$(7.3)

(1)	Other adjustments include certain severance and retention costs and equity investment losses.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Supplemental Guarantor Information

As described in Note 4, the Senior Secured Notes, Senior Notes, Senior Subordinated Notes and 2019 Senior Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are full and unconditional, and joint and several. CDW LLC’s Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are wholly owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by CDW LLC.

The following tables set forth condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, consolidating statements of operations for the three and six months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Condensed Consolidating Balance Sheet
(in millions)	June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54.0	$0.6	$6.6	$—	$(16.6)	$44.6
Accounts receivable, net	—	—	1,129.5	48.8	—	—	1,178.3
Merchandise inventory	—	—	344.9	4.0	—	—	348.9
Miscellaneous receivables	—	68.2	117.3	2.2	—	—	187.7
Deferred income taxes	—	43.5	7.1	—	—	—	50.6
Prepaid expenses and other	—	11.6	44.9	0.2	—	—	56.7

Total current assets	—	177.3	1,644.3	61.8	—	(16.6)	1,866.8
Property and equipment, net	—	75.9	73.2	1.7	—	—	150.8
Goodwill	—	749.4	1,428.4	32.5	—	—	2,210.3
Other intangible assets, net	—	372.1	1,330.7	10.1	—	—	1,712.9
Deferred financing costs, net	—	76.5	—	—	—	—	76.5
Other assets	6.2	2.7	1.9	—	—	(6.2)	4.6
Investment in and advances to subsidiaries	(75.5)	3,077.7	—	—	—	(3,002.2)	—

Total assets	$(69.3)	$4,531.6	$4,478.5	$106.1	$—	$(3,025.0)	$6,021.9

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$11.5	$762.5	$15.3	$—	$(16.6)	$772.7
Deferred revenue	—	—	49.0	—	—	—	49.0
Accrued expenses	—	135.2	126.7	7.5	—	—	269.4

Total current liabilities	—	146.7	938.2	22.8	—	(16.6)	1,091.1
Long-term liabilities:
Debt and capital leases	—	4,226.0	—	—	—	—	4,226.0
Deferred income taxes	—	177.8	537.4	2.2	—	(6.2)	711.2
Accrued interest	—	14.5	—	—	—	—	14.5
Other liabilities	—	42.1	4.7	1.6	—	—	48.4

Total long-term liabilities	—	4,460.4	542.1	3.8	—	(6.2)	5,000.1
Total shareholders’ (deficit) equity	(69.3)	(75.5)	2,998.2	79.5	—	(3,002.2)	(69.3)

Total liabilities and shareholders (deficit) equity	$(69.3)	$4,531.6	$4,478.5	$106.1	$—	$(3,025.0)	$6,021.9

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Consolidating Statement of Operations
(in millions)	Three Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,319.8	$92.3	$—	$—	$2,412.1
Cost of sales	—	—	1,930.5	79.8	—	—	2,010.3

Gross profit	—	—	389.3	12.5	—	—	401.8
Selling and administrative expenses	—	24.8	212.5	7.1	—	—	244.4
Advertising expense	—	—	28.3	0.9	—	—	29.2

(Loss) income from operations	—	(24.8)	148.5	4.5	—	—	128.2
Interest expense, net	—	(65.7)	—	—	—	—	(65.7)
Net loss on extinguishment of long-term debt	—	(115.7)	—	—	—	—	(115.7)
Management fee	—	8.0	—	(8.0)	—	—	—
Other income (expense), net	—	0.1	0.2	(0.3)	—	—	—

(Loss) income before income taxes	—	(198.1)	148.7	(3.8)	—	—	(53.2)
Income tax benefit (expense)	—	76.9	(56.7)	(1.8)	—	—	18.4

(Loss) income before equity in (loss) earnings of subsidiaries	—	(121.2)	92.0	(5.6)	—	—	(34.8)
Equity in (loss) earnings of subsidiaries	(34.8)	86.4	—	—	—	(51.6)	—

Net (loss) income	$(34.8)	$(34.8)	$92.0	$(5.6)	$—	$(51.6)	$(34.8)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Consolidating Statement of Operations Three Months Ended June 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,152.0	$71.3		$—	$2,223.3
Cost of sales	—	—	1,801.3	62.1		—	1,863.4

Gross profit	—	—	350.7	9.2		—	359.9
Selling and administrative expenses	—	29.9	204.2	5.5		—	239.6
Advertising expense	—	—	24.0	0.7		—	24.7

(Loss) income from operations	—	(29.9)	122.5	3.0		—	95.6
Interest (expense) income, net	—	(107.0)	0.6	—		—	(106.4)
Other income (expense), net	—	8.7	(8.7)	(0.1)		—	(0.1)

(Loss) income before income taxes	—	(128.2)	114.4	2.9		—	(10.9)
Income tax benefit (expense)	—	27.7	(22.9)	(0.9)		—	3.9

(Loss) income before equity in (loss) earnings of subsidiaries	—	(100.5)	91.5	2.0		—	(7.0)
Equity in (loss) earnings of subsidiaries	(7.0)	93.5	—	—		(86.5)	—

Net (loss) income	$(7.0)	$(7.0)	$91.5	$2.0		$(86.5)	$(7.0)

(a)	Not applicable for the three months ended June 30, 2010. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Consolidating Statement of Operations Six Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$4,351.7	$190.0	$—	$—	$4,541.7
Cost of sales	—	—	3,623.1	165.3	—	—	3,788.4

Gross profit	—	—	728.6	24.7	—	—	753.3
Selling and administrative expenses	—	52.2	408.6	14.0	—	—	474.8
Advertising expense	—	—	56.9	1.7	—	—	58.6

(Loss) income from operations	—	(52.2)	263.1	9.0	—	—	219.9
Interest expense, net	—	(157.8)	—	—	—	—	(157.8)
Net loss on extinguishment of long-term debt	—	(118.9)	—	—	—	—	(118.9)
Management fee	—	8.0	—	(8.0)	—	—	—
Other income (expense), net	—	0.7	0.2	(0.4)	—	—	0.5

(Loss) income before income taxes	—	(320.2)	263.3	0.6	—	—	(56.3)
Income tax benefit (expense)	—	121.3	(100.7)	(3.3)	—	—	17.3

(Loss) income before equity in (loss) earnings of subsidiaries	—	(198.9)	162.6	(2.7)	—	—	(39.0)
Equity in (loss) earnings of subsidiaries	(39.0)	159.9	—	—	—	(120.9)	—

Net (loss) income	$(39.0)	$(39.0)	$162.6	$(2.7)	$—	$(120.9)	$(39.0)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Consolidating Statement of Operations Six Months Ended June 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$4,015.0	$142.4		$—	$4,157.4
Cost of sales	—	—	3,366.7	125.0		—	3,491.7

Gross profit	—	—	648.3	17.4		—	665.7
Selling and administrative expenses	—	54.7	388.5	10.8		—	454.0
Advertising expense	—	—	43.7	1.1		—	44.8

(Loss) income from operations	—	(54.7)	216.1	5.5		—	166.9
Interest (expense) income, net	—	(184.2)	0.7	—		—	(183.5)
Net (loss) gain on extinguishment of long-term debt	—	(0.7)	9.9	—		—	9.2
Other income (expense), net	—	8.7	(8.6)	—		—	0.1

(Loss) income before income taxes	—	(230.9)	218.1	5.5		—	(7.3)
Income tax benefit (expense)	—	82.2	(78.0)	(1.7)		—	2.5

(Loss) income before equity in (loss) earnings of subsidiaries	—	(148.7)	140.1	3.8		—	(4.8)
Equity in (loss) earnings of subsidiaries	(4.8)	143.9	—	—		(139.1)	—

Net (loss) income	$(4.8)	$(4.8)	$140.1	$3.8		$(139.1)	$(4.8)

(a)	Not applicable for the six months ended June 30, 2010. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(63.7)	$284.1	$(3.8)	$—	$(9.2)	$207.4

Cash flows from investing activities:
Capital expenditures	—	(12.1)	(4.6)	—	—	—	(16.7)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.2)	—	—	—	—	(3.2)

Net cash used in investing activities	—	(21.9)	(4.6)	—	—	—	(26.5)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	755.0	—	—	—	—	755.0
Repayments of borrowings under revolving credit facility	—	(783.1)	—	—	—	—	(783.1)
Repayments under senior secured term loan facility	—	(132.0)	—	—	—	—	(132.0)
Proceeds from issuance of long- term debt	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish long- term debt	—	(1,175.0)	—	—	—	—	(1,175.0)
Advances to/from affiliates	—	292.3	(292.3)	—	—	—	—
Other financing activities	—	(25.5)	12.3	—	—	—	(13.2)

Net cash provided by (used in) financing activities	—	106.7	(280.0)	—	—	—	(173.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	—	0.4

Net increase (decrease) in cash	—	21.1	(0.5)	(3.4)	—	(9.2)	8.0
Cash and cash equivalents – beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6

Cash and cash equivalents – end of period	$—	$54.0	$0.6	$6.6	$—	$(16.6)	$44.6

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(71.4)	$333.0	$5.5		$(6.8)	$260.3

Cash flows from investing activities:
Capital expenditures	—	(5.9)	(4.6)	—		—	(10.5)
Cash settlements on interest rate swap agreements	—	(39.4)	—	—		—	(39.4)
Premium payments on interest rate cap agreements	—	(5.9)	—	—		—	(5.9)

Net cash used in investing activities	—	(51.2)	(4.6)	—		—	(55.8)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	249.8	—	—		—	249.8
Repayments of borrowings under revolving credit facility	—	(486.1)	—	—		—	(486.1)
Repayments under senior secured term loan facility	—	(11.0)	—	—		—	(11.0)
Payments to extinguish long-term debt	—	—	(18.6)	—		—	(18.6)
Advances to/from affiliates	—	308.9	(309.4)	0.5		—	—
Other financing activities	—	(0.2)	(0.1)	—		—	(0.3)

Net cash provided by (used in) financing activities	—	61.4	(328.1)	0.5		—	(266.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)		—	(0.2)

Net (decrease) increase in cash	—	(61.2)	0.3	5.8		(6.8)	(61.9)
Cash and cash equivalents – beginning of period	—	87.6	0.5	7.0		(7.1)	88.0

Cash and cash equivalents – end of period	$—	$26.4	$0.8	$12.8		$(13.9)	$26.1

(a)	Not applicable for the six months ended June 30, 2010. The Co-Issuer was formed on August 6, 2010.

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

Our business is well-diversified across customers, product and service offerings and vendors from whom we purchase products and software for resale. We have aligned our sales and marketing functions around customer channels to retain and increase our sales to existing customers and to acquire new customers. We have an experienced and dedicated direct selling organization consisting of account managers who provide inside sales coverage, and field account executives who work within an assigned territory and interact with customers in person. Our direct selling organization is supported by a team of technology specialists who design solutions and provide recommendations in the selection and procurement processes. We purchase products for resale from original equipment manufacturers (“OEMs”) and distributors. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. We are authorized by OEMs to sell via direct marketing all or selected products offered by the manufacturer. We also operate as a reseller for major software publishers that allows the end-user customer to acquire packaged software or licensed products and services. Our authorization with each OEM or software publisher may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as volume rebates and cooperative advertising reimbursements.

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

An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. During 2010, we experienced significant increases in sales, gross profit and operating income compared to 2009. In the first six months of 2011, we have continued to experience year-over-year increases in sales, gross profit and operating income at a more moderate level compared to the higher growth rates we experienced in 2010. While general economic conditions and our recent operating results have generally improved, competitive pricing pressures continue in the market. Downturns in the global economy, declines in the availability of credit, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for 11.0% of our net sales in 2010. Further, our sales to state and local governments accounted for 4.6% of our net sales in 2010. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,412.1	100.0%	$2,223.3	100.0%
Cost of sales	2,010.3	83.3	1,863.4	83.8

Gross profit	401.8	16.7	359.9	16.2
Selling and administrative expenses	244.4	10.2	239.6	10.8
Advertising expense	29.2	1.2	24.7	1.1

Income from operations	128.2	5.3	95.6	4.3
Interest expense, net	(65.7)	(2.7)	(106.4)	(4.8)
Net loss on extinguishments of long-term debt	(115.7)	(4.8)	—	—
Other expense, net	—	—	(0.1)	—

Loss before income taxes	(53.2)	(2.2)	(10.9)	(0.5)
Income tax benefit	18.4	0.8	3.9	0.2

Net loss	$(34.8)	(1.4)%	$(7.0)	(0.3)%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollar Change	Percent Change
Corporate	$1,338.4	55.5%	$1,193.4	53.7%	$145.0	12.1%
Public	951.2	39.4	930.9	41.9	20.3	2.2
Other	122.5	5.1	99.0	4.4	23.5	23.8

Total net sales	$2,412.1	100.0%	$2,223.3	100.0%	$188.8	8.5%

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Percent Change
(in millions)	2011	2010	Dollar Change
Corporate:
Medium / Large	$1,075.0	$964.6	$110.4	11.4%
Small Business	263.4	228.8	34.6	15.1

Total Corporate	$1,338.4	$1,193.4	$145.0	12.1%

Public:
Government	$296.1	$343.1	$(47.0)	(13.7)%
Education	343.3	338.1	5.2	1.5
Healthcare	311.8	249.7	62.1	24.9

Total Public	$951.2	$930.9	$20.3	2.2%

Total net sales for the three months ended June 30, 2011 increased $188.8 million, or 8.5%, to $2,412.1 million, compared to $2,223.3 million for the three months ended June 30, 2010. There were 64 selling days for both the three months ended June 30, 2011 and 2010. The increase in total net sales was the result of general volume growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of the sales increase for the three months ended June 30, 2011 was the growth in our Corporate segment.

Corporate segment net sales for the three months ended June 30, 2011 increased $145.0 million, or 12.1%, compared to the three months ended June 30, 2010. Within our Corporate segment, net sales to medium / large customers increased 11.4% between periods, and net sales to small business customers increased 15.1% between periods. The increase was primarily driven by hardware unit volume growth. Public segment net sales for the three months ended June 30, 2011 increased $20.3 million, or 2.2%, between periods as strong growth in the healthcare customer channel offset declines in the government customer channel. Net sales to healthcare customers increased $62.1 million, or 24.9%, between periods driven by hardware unit volume growth. Within our Public segment, net sales to government customers decreased $47.0 million, or 13.7%, between periods, driven by a decline in net sales to Federal government customers. Net sales to education customers increased $5.2 million, or 1.5%, between periods.

Gross profit

Gross profit increased $42.0 million, or 11.7%, to $401.8 million for the three months ended June 30, 2011, compared to $359.9 million for the three months ended June 30, 2010. As a percentage of total net sales, gross profit was 16.7% for the three months ended June 30, 2011, up from 16.2% for the three months ended June 30, 2010. The gross profit margin improvement was primarily due to price/mix, driven by a higher mix of commission revenue and net service contract revenue as a proportion of net sales, along with favorable price/mix changes across the remaining product categories. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales amount. Net service contract revenue, including items such as third-party services and extended warranties, also has a positive impact on our gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction. Increased vendor funding as a percentage of net sales also had a favorable impact on gross profit margin.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses

Selling and administrative expenses increased $4.7 million, or 2.0%, to $244.4 million for the three months ended June 30, 2011, compared to $239.6 million for the three months ended June 30, 2010. The increase was primarily due to higher payroll costs of $8.3 million driven by increased sales compensation and other variable compensation costs consistent with higher sales and gross profit. In addition, our sales force increased to 3,468 coworkers at June 30, 2011, compared to 3,360 coworkers at June 30, 2010, while total coworker count increased to 6,432 coworkers at June 30, 2011, compared to 6,140 coworkers at June 30, 2010. We also had an increase in bad debt expense of $1.6 million. These increases were partially offset by lower consulting and debt-related professional fees of $2.8 million, lower depreciation expense of $2.3 million and lower rent expense of $1.0 million.

Advertising expense

Advertising expense increased $4.5 million, or 18.4%, to $29.2 million for the three months ended June 30, 2011, compared to $24.7 million for the three months ended June 30, 2010. Higher expenses were due to increased spending on web-based advertising and e-commerce support, partially offset by decreased spending on television advertising. As a percentage of net sales, advertising expense was 1.2% for the three months ended June 30, 2011, compared to 1.1% for the same period in 2010.

Income (loss) from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$87.7	6.6%	$66.5	5.6%	31.9%
Public	61.0	6.4	55.1	5.9	10.6
Other	4.4	3.6	3.9	3.9	13.4
Headquarters (2)	(24.9)	N/A	(29.9)	N/A	17.1

Total income (loss) from operations	$128.2	5.3%	$95.6	4.3%	34.2%

(1)

Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $128.2 million for the three months ended June 30, 2011, an increase of $32.7 million, or 34.2%, compared to $95.6 million for the three months ended June 30, 2010. This increase was driven by higher net sales and gross profit, partially offset by higher advertising expense and selling and administrative expenses.

Corporate segment income from operations was $87.7 million for the three months ended June 30, 2011, an increase of $21.2 million, or 31.9%, compared to $66.5 million for the three months ended June 30, 2010. The increase in our Corporate segment’s income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $17.2 million in 2011 compared to 2010. In addition, our Corporate segment income from operations benefited from an increase of $5.2 million in income allocations from our logistics operations for the three months ended June 30, 2011 compared to the same period of 2010. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support structure costs remained flat. Partially offsetting the above items was an increase in Headquarters’ allocations of $1.2 million.

Public segment income from operations was $61.0 million for the three months ended June 30, 2011, an increase of $5.9 million, or 10.6%, compared to $55.1 million for the three months ended June 30, 2010. The increase reflected higher operating income before allocations of $5.4 million as a result of increased net sales and gross profit margin. In addition, our Public segment income from operations benefited from an increase of $1.4 million in income allocations from our logistics operations for the three months ended June 30, 2011 compared to the same period of 2010. Partially offsetting the above items was an increase in Headquarters’ allocations of $0.9 million.

The loss from operations for our Headquarters’ function of $24.9 million for the three months ended June 30, 2011 was $5.1 million lower than the loss from operations of $29.9 million for the same period of the prior year. The decrease of $5.1 million reflected a net decrease in costs of $2.7 million, along with higher intercompany allocations to the operating segments of $2.4 million. The $2.7 million cost decrease was primarily driven by lower consulting and debt-related professional fees, lower depreciation expense and lower rent expense.

Interest expense, net

At June 30, 2011, our outstanding long-term debt, excluding capital leases, totaled $4,226.0 million. Net interest expense for the three months ended June 30, 2011 was $65.7 million, a decrease of $40.7 million compared to $106.4 million for the three months ended June 30, 2010. Interest expense was reduced by a total of $19.4 million during the three months ended June 30, 2011, reflecting adjustments to the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of Senior Notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. The remaining decrease of $21.3 million was primarily due to lower effective interest rates as a result of the termination of our interest rate swaps in January 2011.

Net loss on extinguishments of long-term debt

During the three months ended June 30, 2011, we recorded a loss on extinguishments of long-term debt of $115.7 million as a result of debt transactions completed during the period.

In April and May 2011, we purchased $1,078.0 million of Senior Notes due 2015, funded with the issuance of $1,175.0 million of Senior Notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $114.1 million, representing the difference between the purchase price of the Senior Notes due 2015 at 109% of par value and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

In June 2011, we entered into a new $900.0 million senior secured asset-based revolving credit facility, replacing the existing $800.0 million facility. As a result, we recorded a loss on extinguishment of long-term debt of $1.6 million representing a write-off of a portion of the unamortized deferred financing costs related to the previous facility.

Income tax benefit

The income tax benefit was $18.4 million for the three months ended June 30, 2011, compared to $3.9 million for the same period of the prior year. The effective income tax rate, expressed by calculating income tax benefit as a percentage of loss before income taxes, was 34.7% for the three months ended June 30, 2011, compared to 35.8% for the three months ended June 30, 2010. The change in the effective income tax rate was primarily due to an increase in the deferred tax rate as a result of state tax law changes enacted during 2011.

Net loss

The net loss was $34.8 million for the three months ended June 30, 2011, compared to $7.0 million for the three months ended June 30, 2010.

Adjusted EBITDA

Adjusted EBITDA was $187.5 million for the three months ended June 30, 2011, an increase of $28.4 million, or 17.9%, compared to $159.1 million for the three months ended June 30, 2010. As a percentage of net sales, Adjusted EBITDA was 7.8% and 7.2% for the three months ended June 30, 2011 and 2010, respectively.

We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended June 30, 2011 and 2010 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

	Three Months Ended June 30,
(in millions)	2011	2010
Net loss	$(34.8)	$(7.0)
Depreciation and amortization	50.8	52.7
Income tax benefit	(18.4)	(3.9)
Interest expense, net	65.7	106.4

EBITDA	63.3	148.2

Adjustments:
Non-cash equity-based compensation	4.1	4.1
Sponsor fee	1.3	1.3
Consulting and debt-related professional fees	0.1	2.9
Net loss on extinguishments of long-term debt	115.7	—
Other adjustments (1)	3.0	2.6

Total adjustments	124.2	10.9

Adjusted EBITDA	$187.5	$159.1

(1)	Other adjustments include certain severance and retention costs and equity investment losses.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table presents our results of operations, in dollars and as a percentage of net sales, for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,541.7	100.0%	$4,157.4	100.0%
Cost of sales	3,788.4	83.4	3,491.7	84.0

Gross profit	753.3	16.6	665.7	16.0
Selling and administrative expenses	474.8	10.5	454.0	10.9
Advertising expense	58.6	1.3	44.8	1.1

Income from operations	219.9	4.8	166.9	4.0
Interest expense, net	(157.8)	(3.5)	(183.5)	(4.4)
Net (loss) gain on extinguishments of long-term debt	(118.9)	(2.6)	9.2	0.2
Other income, net	0.5	—	0.1	—

Loss before income taxes	(56.3)	(1.3)	(7.3)	(0.2)
Income tax benefit	17.3	0.4	2.5	0.1

Net loss	$(39.0)	(0.9)%	$(4.8)	(0.1)%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollar Change	Percent Change (1)
Corporate	$2,617.7	57.6%	$2,310.1	55.6%	$307.6	13.3%
Public	1,675.1	36.9	1,651.2	39.7	23.9	1.4
Other	248.9	5.5	196.1	4.7	52.8	27.0

Total net sales	$4,541.7	100.0%	$4,157.4	100.0%	$384.3	9.2%

(1)	There were 128 and 127 selling days for the six months ended June 30, 2011 and 2010, respectively. On an average daily basis, total net sales increased 8.4%.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,			Percent Change
(in millions)	2011	2010	Dollar Change
Corporate:
Medium / Large	$2,097.9	$1,857.6	$240.3	12.9%
Small Business	519.8	452.5	67.3	14.9

Total Corporate	$2,617.7	$2,310.1	$307.6	13.3%

Public:
Government	$528.0	$623.6	$(95.6)	(15.3)%
Education	557.9	565.9	(8.0)	(1.4)
Healthcare	589.2	461.7	127.5	27.6

Total Public	$1,675.1	$1,651.2	$23.9	1.4%

Total net sales for the six months ended June 30, 2011 increased $384.3 million, or 9.2%, to $4,541.7 million, compared to $4,157.4 million for the six months ended June 30, 2010. There were 128 and 127 selling days for the six months ended June 30, 2011 and 2010, respectively. On an average daily basis, total net sales increased 8.4%. The increase in total net sales was the result of general volume growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of sales growth for the six months ended June 30, 2011 was the growth in our Corporate segment.

Corporate segment net sales for the six months ended June 30, 2011 increased $307.6 million, or 13.3%, compared to the six months ended June 30, 2010. Within our Corporate segment, net sales to medium / large customers increased 12.9% between periods, and net sales to small business customers increased 14.9% between periods. The increase was primarily driven by hardware unit volume growth. Public segment net sales for the six months ended June 30, 2011 increased $23.9 million, or 1.4%, between periods as strong growth in the healthcare customer channel offset declines in the government and education customer channels. Net sales to healthcare customers increased $127.5 million, or 27.6%, between periods, driven by hardware unit volume increases and additional sales from an expanded relationship with a group purchasing organization beginning in the fourth quarter of 2009. Within our Public segment, net sales to government customers decreased $95.6 million, or 15.3%, between periods, driven by a decline in net sales to Federal government customers. Net sales to education customers decreased $8.0 million, or 1.4%, between periods.

Gross profit

Gross profit increased $87.5 million, or 13.2%, to $753.3 million for the six months ended June 30, 2011, compared to $665.7 million for the six months ended June 30, 2010. As a percentage of total net sales, gross profit was 16.6% for the six months ended June 30, 2011, up from 16.0% for the six months ended June 30, 2010. The gross profit margin improvement was primarily due to price/mix, driven by favorable price/mix changes across product categories and a higher mix of commission revenue and net service contract revenue as a proportion of net sales. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales amount.

Net service contract revenue, including items such as third-party services and extended warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction. Increased vendor funding as a percentage of net sales also had a favorable impact on gross margin. Vendor funding includes purchase discounts, volume rebates and cooperative advertising.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses

Selling and administrative expenses increased $20.8 million, or 4.6%, to $474.8 million for the six months ended June 30, 2011, compared to $454.0 million for the six months ended June 30, 2010. The increase was primarily due to higher payroll costs of $18.5 million driven by increased sales compensation and other variable compensation costs consistent with higher sales and gross profit. In addition, our sales force increased to 3,468 coworkers at June 30, 2011, compared to 3,360 coworkers at June 30, 2010, while total coworker count increased to 6,432 coworkers at June 30, 2011, compared to 6,140 coworkers at June 30, 2010. We also had increases in bad debt expense of $2.8 million, profit sharing/401(k) expense of $1.3 million and travel and entertainment expense of $1.2 million. These increases were partially offset by lower depreciation expense of $3.5 million, lower rent expense of $1.4 million and lower healthcare benefits expense of $1.0 million.

Advertising expense

Advertising expense increased $13.7 million, or 30.6%, to $58.6 million for the six months ended June 30, 2011, compared to $44.8 million for the six months ended June 30, 2010. Higher expenses were due to increased spending on web-based and magazine advertising, costs related to our 2011 national ad campaign, e-commerce support and customer-focused marketing events, partially offset by decreased spending on television advertising. As a percentage of net sales, advertising expense was 1.3% for the six months ended June 30, 2011, compared to 1.1% for the same period in 2010.

Income (loss) from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$166.0	6.3%	$125.4	5.4%	32.4%
Public	98.1	5.9	89.2	5.4	10.0
Other	8.0	3.2	7.0	3.6	14.0
Headquarters (2)	(52.2)	N/A	(54.7)	N/A	4.6

Total income (loss) from operations	$219.9	4.8%	$166.9	4.0%	31.8%

(1)

Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $219.9 million for the six months ended June 30, 2011, an increase of $53.1 million, or 31.8%, compared to $166.9 million for the six months ended June 30, 2010. This increase was driven by higher net sales and gross profit, partially offset by higher advertising expense and selling and administrative expenses.

Corporate segment income from operations was $166.0 million for the six months ended June 30, 2011, an increase of $40.6 million, or 32.4%, compared to $125.4 million for the six months ended June 30, 2010. The increase in our Corporate segment’s income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $29.5 million in 2011 compared to 2010. In addition, our Corporate segment income from operations benefited from an increase of $15.9 million in income allocations from our logistics operations for the first six months of 2011 compared to the first six months of 2010. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support structure costs declined. Partially offsetting the above items was an increase in Headquarters’ allocations of $4.7 million.

Public segment income from operations was $98.1 million for the six months ended June 30, 2011, an increase of $9.0 million, or 10.0%, compared to $89.2 million for the six months ended June 30, 2010. The increase reflected higher operating income before allocations of $7.1 million as a result of higher net sales and gross profit margin, partially offset by higher selling and administrative costs. In addition, our Public segment income from operations benefited from an increase of $5.5 million in income allocations from our logistics operations for the first six months of 2011 compared to the first six months of 2010. Partially offsetting the above items was an increase in Headquarters’ allocations of $3.7 million.

The loss from operations for our Headquarters’ function of $52.2 million for the six months ended June 30, 2011 was $2.5 million lower than the loss from operations of $54.7 million for the same period of the prior year. The decrease of $2.5 million reflected a net increase in costs of $6.3 million, offset by higher intercompany allocations to the operating segments of $8.8 million. The $6.3 million cost increase was primarily driven by higher advertising expense, net of vendor funding.

Interest expense, net

At June 30, 2011, our outstanding long-term debt, excluding capital leases, totaled $4,226.0 million. Net interest expense for the six months ended June 30, 2011 was $157.8 million, a decrease of $25.7 million compared to $183.5 million for the six months ended June 30, 2010. Interest expense was reduced by a total of $19.4 million during the six months ended June 30, 2011, reflecting adjustments to the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of Senior Notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. The remaining decrease of $6.3 million was primarily due to lower effective interest rates for the first six months of 2011 due to the termination of our interest rate swaps in January 2011, partially offset by non-cash gains on hedge ineffectiveness recorded to interest expense in the prior year.

Net (loss) gain on extinguishments of long-term debt

During the six months ended June 30, 2011, we recorded a loss on extinguishments of long-term debt of $118.9 million, as a result of debt transactions completed during the first half of 2011.

In March 2011, we amended our senior secured term loan facility and recorded a loss on extinguishment of long-term debt of $3.2 million, representing a write-off of a portion of the unamortized deferred financing costs on this facility.

In April and May 2011, we purchased $1,078.0 million of Senior Notes due 2015, funded with the issuance of $1,175.0 million of Senior Notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $114.1 million, representing the difference between the purchase price of the Senior Notes due 2015 at 109% of par value and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

In June 2011, we entered into a new $900.0 million senior secured asset-based revolving credit facility, replacing the existing $800.0 million facility. As a result, we recorded a loss on extinguishment of long-term debt of $1.6 million representing a write-off of a portion of the unamortized deferred financing costs related to the previous facility.

During the six months ended June 30, 2010, we recorded a gain of $9.2 million on extinguishment of long-term debt resulting from the March 2010 repurchase of $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

Income tax benefit

Income tax benefit was $17.3 million for the six months ended June 30, 2011, compared to $2.5 million for the same period of the prior year. The effective income tax rate, expressed by calculating income tax expense as a percentage of loss before income taxes, was 30.8% for the six months ended June 30, 2011, compared to 34.8% for the six months ended June 30, 2010. The change in the effective income tax rate was primarily due to an increase in the deferred tax rate as a result of state tax law changes enacted during 2011.

Net loss

The net loss was $39.0 million for the six months ended June 30, 2011, compared to $4.8 million for the six months ended June 30, 2010.

Adjusted EBITDA

Adjusted EBITDA was $343.0 million for the six months ended June 30, 2011, an increase of $50.6 million, or 17.3%, compared to $292.3 million for the six months ended June 30, 2010. As a percentage of net sales, Adjusted EBITDA was 7.6% and 7.0% for the six months ended June 30, 2011 and 2010, respectively.

We have included a reconciliation of EBITDA and Adjusted EBITDA for the six months ended June 30, 2011 and 2010 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

	Six Months Ended June 30,
(in millions)	2011	2010
Net loss	$(39.0)	$(4.8)
Depreciation and amortization	102.4	105.1
Income tax benefit	(17.3)	(2.5)
Interest expense, net	157.8	183.5

EBITDA	203.9	281.3

Adjustments:
Non-cash equity-based compensation	8.1	8.4
Sponsor fee	2.5	2.5
Consulting and debt-related professional fees	4.1	5.6
Net loss (gain) on extinguishments of long-term debt	118.9	(9.2)
Other adjustments (1)	5.5	3.7

Total adjustments	139.1	11.0

Adjusted EBITDA	$343.0	$292.3

(1)	Other adjustments include certain severance and retention costs and equity investment losses.

The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
(in millions)	2011	2010
EBITDA	$203.9	$281.3
Depreciation and amortization	(102.4)	(105.1)
Income tax benefit	17.3	2.5
Interest expense, net	(157.8)	(183.5)

Net loss	(39.0)	(4.8)

Depreciation and amortization	102.4	105.1
Equity-based compensation expense	8.1	8.4
Deferred income taxes	(17.5)	(29.3)
Allowance for doubtful accounts	0.9	(1.3)
Amortization of deferred financing costs	7.7	9.0
Net loss (gain) on extinguishments of long-term debt	118.9	(9.2)
Realized loss on interest rate swap agreements	2.8	12.8
Mark to market loss on interest rate derivatives	2.0	3.5
Other	(0.6)	—
Changes in assets and liabilities	21.7	166.1

Net cash provided by operating activities	$207.4	$260.3

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

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

(in millions)	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$207.4	$260.3
Investing activities	(26.5)	(55.8)
Financing activities	(173.3)	(266.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.2)

Net increase (decrease) in cash and cash equivalents	$8.0	$(61.9)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 decreased $52.9 million compared to the same period for the prior year. For the first six months of 2011, changes in assets and liabilities, excluding cash and cash equivalents, contributed $21.7 million to net cash provided by operating activities compared to a contribution of $166.1 million for the first six months of 2010, driven by accounts payable. The increase in accounts payable from December 31, 2010 to June 30, 2011 was $194.6 million compared to an increase of $298.9 million for the same period of the prior year. At the end of 2009, we accelerated a substantial amount of payments to take advantage of early pay discounts, resulting in a significant cash inflow during the first six months of 2010. We accelerated a considerably lower amount of payments at the end of 2010 compared to 2009, which resulted in a lower cash inflow during the first six months of 2011. Net income as adjusted for non-cash items increased $91.5 million between periods reflecting our improved operating results.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	June 30,
	2011	2010
Days of sales outstanding (DSO) (1)	40	43
Days of supply in inventory (DIO) (2)	16	14
Days of purchases outstanding (DPO) (3)	(28)	(25)

Cash conversion cycle	28	32

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

The cash conversion cycle decreased to 28 days at June 30, 2011 compared to 32 days at June 30, 2010. This decrease reflects a three-day decline in DSO, driven by lower mix of federal government sales within the Public segment as a proportion of overall net sales, as this customer channel typically has a higher average DSO than our other customer channels, as well as improved collections performance. Also, a higher accounts payable balance at June 30, 2011 compared to June 30, 2010 contributed to a three-day increase in DPO as purchase volumes increased to support higher inventory levels. The two-day increase in DIO was driven by a higher inventory balance primarily to support the growth of the business. The higher inventory balance at June 30, 2011 also resulted from increased purchases of certain products from vendor partners whose operations may have been impacted by the earthquake and tsunami in Japan, in anticipation of possible future supply shortages.

For tax purposes, we were deemed to have paid a redemption premium in connection with the amendment to the term loan facility in December 2010 that, in addition to certain expenses, is deductible in determining taxable income. As a result, we incurred a net operating loss for tax purposes that is expected to result in $53.2 million of refunds in 2011 of previously paid income taxes. As of June 30, 2011, we had received refunds totaling $37.5 million of this amount.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 decreased $29.3 million compared to the same period of the prior year. This was primarily due to a decrease of $32.8 million in cash payments under our interest rate swap agreements, as the $6.6 million paid in the first six months of 2011 reflected the final payment upon termination of the swap agreements on January 14, 2011. Capital expenditures were $16.7 million for the six months ended June 30, 2011 and $10.5 million for the six months ended June 30, 2010, primarily for improvements to our information technology systems during both periods. During the first six months of 2011 and 2010, we paid $3.2 million and $5.9 million, respectively, for new interest rate cap agreements.

Financing Activities

Net cash used in financing activities decreased $92.9 million for the six months ended June 30, 2011 compared to the same period of 2010. This change was primarily driven by lower net repayments of $208.2 million under our senior secured revolving credit facility during the first six months of 2011 compared to 2010. The impact of this decrease was partially offset by an increase of $121.0 million in repayments under our senior secured term loan facility. Payments totaling $1,175.0 million to extinguish long-term debt during the first six months of 2011 were funded by proceeds of $1,175.0 million from new debt issuances. In connection with our debt transactions during the first half of 2011, we paid $26.3 million in deferred financing costs. Also, as of June 30, 2011, we had net advances of $12.3 million under the new floorplan arrangement as described below. In March 2010, we paid $18.6 million to extinguish a portion of our senior subordinated debt.

Long-Term Debt and Financing Arrangements

Long-term debt, excluding capital leases, was as follows:

(in millions)
	June 30, 2011	December 31, 2010
Senior secured asset-based revolving credit facility	$160.0	$188.1
Senior secured term loan facility	1,540.5	1,672.5
Senior secured notes due 2018	500.0	500.0
Senior notes due 2015	129.0	1,207.0
Senior notes due 2019	1,175.0	—
Senior subordinated notes due 2017	721.5	721.5

Total long-term debt	4,226.0	4,289.1
Less current maturities of long-term debt	—	(132.0)

Long-term debt, excluding current maturities	$4,226.0	$4,157.1

As of June 30, 2011, we were in compliance with the covenants under our various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At June 30, 2011, we had outstanding borrowings of $160.0 million under the Revolving Loan (at an effective weighted-average interest rate of approximately 2.47% per annum), $21.8 million of undrawn letters of credit and $12.3 million reserved related to the floorplan sub-facility (discussed below).

On June 24, 2011, we entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaces our previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increases the overall revolving credit facility capacity available to us from $800.0 million to $900.0 million, (ii) increases the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) adds a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to both the maturity of the non-extended portion of our senior secured term loan facility and the maturity of our senior exchange notes due 2015, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150 million, (iv) increases the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increases the applicable interest rate margin, and (vi) incorporates a $300.0 million floorplan sub-facility. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $1.6 million in the consolidated statement of operations for the three and six months ended June 30, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.

The Revolving Loan includes a $300.0 million floorplan sub-facility which was increased to the maximum of $400.0 million on August 2, 2011. As described in Note 3 to our consolidated financial statements, in connection with the floorplan sub-facility, we entered into the floorplan. Amounts outstanding under the floorplan are unsecured and non-interest bearing. We will either pay the outstanding floorplan amounts when they become due, or the Revolving Loan’s administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of June 30, 2011, we owed $12.3 million under the floorplan, which is included in accounts payable – floorplan on our balance sheet. Changes in cash flows from the floorplan are reported in financing activities on our statement of cash flows.

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points and (c) one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon our average daily excess cash availability under the agreement and is subject to a reduction of 25 basis points if certain conditions are met related to our outstanding secured debt. The margins on the previous revolving loan credit facility varied from 1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings.

Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the floorplan plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At June 30, 2011, the borrowing base was $970.2 million as supported by eligible inventory and accounts receivable balances as of May 31, 2011. We could have borrowed up to an additional $705.9 million under the Revolving Loan at June 30, 2011.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory financing agreements as described in Note 3 to our consolidated financial statements), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should we fall below the minimum average daily excess cash availability requirement for five consecutive business days, we become subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility (“Term Loan”)

At June 30, 2011, the outstanding principal amount of our Term Loan was $1,540.5 million, with $484.5 million of non- extended loans and $1,056.0 million of extended loans. The effective weighted-average interest rate on Term Loan principal amounts outstanding on June 30, 2011 was 4.38% per annum. For the six months ended June 30, 2011, the effective weighted-average interest rate without giving effect to the interest rate swap agreements (see Note 5 to our consolidated financial statements) was 4.58% per annum. For the six months ended June 30, 2011, the effective weighted-average interest rate including the effect of the interest rate swap agreements was 4.92% per annum. The interest rate swap agreements terminated on January 14, 2011.

Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin; or (b) LIBOR plus a margin. The margin is based on our senior secured leverage ratio as defined in the amended agreement evidencing the Term Loan. Effective with the March 2011 amendment discussed below, the margins were reduced on extended loans. For ABR borrowings, the applicable margin varies within a range of 2.50% to 3.00% for non-extended loans and 1.75% to 2.25% for extended loans. For LIBOR borrowings, the applicable margin varies within a range of 3.50% to 4.00% for non-extended loans and 2.75% to 3.25% for extended loans. The non-extended loans under the Term Loan mature on October 10, 2014. The maturity on the extended loans is July 15, 2017 subject to acceleration to July 15, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Notes with a maturity date of October 12, 2015 is greater than or equal to $500.0 million. We completed a cash tender offer and follow-on cash tender offer (described below) and, as a result of the reduction in the outstanding balances of the Senior Notes due 2015, the maturity of extended loans under the Term Loan will not be accelerated.

On March 11, 2011, we entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to the extended loans under the Term Loan, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to the extended loans under the Term Loan facility, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans under the Term Loan for the six month period following the effective date of the amendment. In connection with this amendment, we recorded a loss on extinguishment of long-term debt of $3.2 million in our consolidated statement of operations for the six months ended June 30, 2011. This loss represents a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.

The Term Loan requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which can decrease based upon the total net leverage ratio as defined in the governing agreement); and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. Excess cash flow is defined as Adjusted EBITDA (as defined in Note 11 to our consolidated financial statements), plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. On March 16, 2011, we made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010 under the excess cash flow provision.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory financing agreements as described in Note 3 to our consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under certain inventory financing agreements and capital leases) less cash and cash equivalents, to trailing twelve months Adjusted EBITDA. Compliance may be determined after giving effect to a designated equity contribution to us to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended June 30, 2011 was required to be at or below 7.5. For the four quarters ended June 30, 2011, the senior secured leverage ratio was 3.4. The interest rate margins on both the extended loans and non-extended loans under the Term Loan will decrease by 0.25% upon the filing of the required officer’s certificate as a result of the senior secured leverage ratio being less than 3.5. We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements as described in Note 5 to our consolidated financial statements, we expect to be in compliance with this requirement through January 14, 2013.

8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)

The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At June 30, 2011, the outstanding principal amount of the Senior Secured Notes was $500.0 million.

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

11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes the “Senior Notes”)

At June 30, 2011, the outstanding principal amount of our Senior Notes was $129.0 million. The Senior Notes have a maturity date of October 12, 2015. The Senior Notes are comprised of $49.3 million of Senior Exchange Notes and $79.7 million of PIK Election Notes. We are required to pay cash interest on the outstanding principal of the Senior Exchange Notes. For PIK Election Notes, the periods for which we could elect to pay interest in cash or through an increase in the outstanding principal have expired. We are required to pay cash interest on the outstanding principal of the PIK Election Notes for the remaining interest periods through maturity.

On April 13, 2011, we completed a cash tender offer (the “Initial Senior Notes Tender Offer”) and purchased $665.1 million aggregate principal amount of Senior Notes comprised of $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes. We concurrently issued $725.0 million in aggregate principal amount of 8.5% Senior Notes due 2019. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $665.1 million aggregate principal amount of Senior Notes, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.

On May 20, 2011, we completed a follow-on cash tender offer (the “Follow-on Senior Notes Tender Offer,” and together with the Initial Senior Notes Tender Offer, the “Senior Notes Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. We concurrently issued $450.0 million in aggregate principal amount of additional 8.5% Senior Notes due 2019. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $412.8 million aggregate principal amount of Senior Notes, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses. The aggregate principal amount of Senior Notes outstanding following Senior Notes Tender Offers is $129.0 million. As a result, the maturity of extended loans under the Term Loan will not be subject to acceleration on July 15, 2015 as described above.

In connection with Senior Notes Tender Offers, we recorded a loss on extinguishment of long-term debt of $114.1 million in the consolidated statement of operations for the three and six months ended June 30, 2011. This loss represents $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes. In connection with the issuance of 8.5% Senior Notes due 2019, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the interest method.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.

8.5% Senior Notes due 2019 (“2019 Senior Notes”)

On April 13, 2011, we issued $725.0 million principal amount of 2019 Senior Notes and on May 20, 2011, we issued an additional $450.0 million principal amount of 2019 Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes Tender Offers described above. The 2019 Senior Notes will mature on April 1, 2019. At June 30, 2011, the outstanding principal amount of the 2019 Senior Notes was $1,175.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the 2019 Senior Notes. Obligations under the 2019 Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The 2019 Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The 2019 Senior Notes do not contain any financial covenants.

12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)

At June 30, 2011, the outstanding principal amount of our Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017. On March 10, 2010, one of our wholly owned subsidiaries purchased $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. We recorded a gain on the extinguishment of long-term debt of $9.2 million on the consolidated statement of operations for the six months ended June 30, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.

Inventory Financing Agreements

We have entered into agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers. At June 30, 2011, the agreements allowed for a maximum credit line of $74.5 million collateralized by the inventory purchases financed by the financial institutions and a second lien on the related accounts receivable. We do not incur any interest expense associated with these agreements, as balances are paid when they are due. At June 30, 2011 and December 31, 2010, we owed the financial institutions $57.7 million and $9.6 million, respectively, which is included in accounts payable-trade on our balance sheet.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations from those reported at December 31, 2010 in the Company’s Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 which amends current guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This update is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance impacts presentation only, we do not expect the adoption of this guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04. The new guidance results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited for public entities. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-06 to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, ASU 2010-06 was effective for us as of January 1, 2010. The disclosures in the roll forward of activity in Level 3 fair value measurements became effective for us as of January 1, 2011. As this guidance only required additional disclosure and we did not have any Level 3 fair value measurements, the adoption of ASU 2010-06 did not have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Arrangements

In October 2009, the FASB issued two ASUs to authoritative guidance on revenue arrangements. ASU 2009-13 modifies the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the relative selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. From time to time, we sell some of our products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. Each of the deliverables in an arrangement typically represents a separate unit of accounting and revenue is generally allocated to each deliverable based upon the relative selling price of each element as determined by vendor specific objective evidence. Our principal point of reference in making this determination is the amount of revenue realized when products and services are sold separately by us in stand-alone transactions. We adopted the amended guidance in ASU 2009-13 on a prospective basis as of January 1, 2011. This adoption did not significantly change our units of accounting or the method we use to allocate revenue to separate units of accounting and consequently, did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, there had been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 “Contingencies” to the accompanying unaudited interim consolidated financial statements.

Item 1A. Risk Factors

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, there had been no material change in this information.

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

CDW CORPORATION

Date: August 15, 2011	By:	/S/ ANN E. ZIEGLER
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)