Form 10-Q
period 2011-09-30
CDW Corp
filed 2011-11-14
CIK 1402057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No

The registrant has been subject to the filing requirements of Sections 13 and 15(d) for less than 90 days since the registrant’s Registration Statement on Form S-4 was declared effective by the Commission on November 14, 2011. The registrant has filed (a) all reports required to be filed by it since that date and (b) all reports which it would have been required to file during the preceding 12 months had it been subject to such provisions.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of November 8, 2011, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 912,706 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

CDW CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25.9	$36.6
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $5.0, respectively	1,257.0	1,091.5
Merchandise inventory	315.1	292.8
Miscellaneous receivables	186.1	192.8
Deferred income taxes	29.3	52.8
Prepaid expenses and other	48.7	35.8

Total current assets	1,862.1	1,702.3
Property and equipment, net	147.9	158.1
Goodwill	2,207.5	2,209.1
Other intangible assets, net	1,672.8	1,791.2
Deferred financing costs, net	71.6	79.7
Fair value of interest rate cap agreements	0.9	1.2
Other assets	2.2	2.2

Total assets	$5,965.0	$5,943.8

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable—trade	$563.1	$537.1
Accounts payable—inventory financing	223.8	28.2
Current maturities of long-term debt and capital leases	—	132.6
Fair value of interest rate swap agreements	—	2.8
Deferred revenue	39.0	28.6
Accrued expenses:
Compensation	87.8	91.3
Interest	112.7	64.3
Sales taxes	19.3	23.2
Advertising	33.0	27.0
Income taxes	6.7	4.2
Other	87.4	87.6

Total current liabilities	1,172.8	1,026.9
Long-term liabilities:
Debt and capital leases	4,071.0	4,157.4
Deferred income taxes	698.3	730.3
Accrued interest	13.7	32.3
Other liabilities	44.7	40.4

Total long-term liabilities	4,827.7	4,960.4
Commitments and contingencies	—	—
Shareholders’ deficit:
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 912,076 and 910,735 shares issued and outstanding, respectively	—	—
Paid-in capital	2,179.0	2,166.7
Accumulated deficit	(2,210.1)	(2,208.0)
Accumulated other comprehensive loss	(4.4)	(2.2)

Total shareholders’ deficit	(35.5)	(43.5)

Total liabilities and shareholders’ deficit	$5,965.0	$5,943.8

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$2,581.4	$2,374.4	$7,123.1	$6,531.8
Cost of sales	2,160.6	2,006.0	5,949.0	5,497.7

Gross profit	420.8	368.4	1,174.1	1,034.1
Selling and administrative expenses	252.8	235.8	727.6	689.7
Advertising expense	28.3	28.0	86.9	72.9

Income from operations	139.7	104.6	359.6	271.5
Interest expense, net	(85.5)	(105.1)	(243.3)	(288.7)
Net (loss) gain on extinguishments of long-term debt	—	—	(118.9)	9.2
Other income, net	0.5	0.2	1.0	0.3

Income (loss) before income taxes	54.7	(0.3)	(1.6)	(7.7)
Income tax (expense) benefit	(17.6)	—	(0.3)	2.6

Net income (loss)	$37.1	$(0.3)	$(1.9)	$(5.1)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(in millions)

(unaudited)

	Total Shareholders’ Deficit	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2010	$(43.5)	$—	$—	$2,166.7	$(2,208.0)	$(2.2)
Equity-based compensation expense	12.3	—	—	12.3	—	—
Investment from CDW Holdings LLC	1.0	—	—	1.0	—	—
Stock distribution to CDW Holdings LLC	(0.2)	—	—	—	(0.2)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.0)	—	—	(1.0)	—	—
Net loss	(1.9)	—	—	—	(1.9)	—	$(1.9)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	1.9	—	—	—	—	1.9	1.9
Foreign currency translation adjustment	(4.1)	—	—	—	—	(4.1)	(4.1)

Comprehensive loss							$(4.1)

Balance at September 30, 2011	$(35.5)	$—	$—	$2,179.0	$(2,210.1)	$(4.4)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1.9)	$(5.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153.6	158.5
Equity-based compensation expense	12.3	7.4
Deferred income taxes	(8.6)	(44.7)
Allowance for doubtful accounts	0.9	(1.3)
Amortization of deferred financing costs	12.5	13.5
Net loss (gain) on extinguishments of long-term debt	118.9	(9.2)
Realized loss on interest rate swap agreements	2.8	32.0
Mark to market loss on interest rate derivatives	4.0	5.3
Other	(0.6)	—
Changes in assets and liabilities:
Accounts receivable	(168.6)	(111.2)
Merchandise inventory	(22.5)	(47.0)
Other assets	(6.3)	(29.1)
Accounts payable	27.1	260.7
Other current liabilities	63.7	123.8
Long-term liabilities	(15.8)	10.2

Net cash provided by operating activities	171.5	363.8

Cash flows from investing activities:
Capital expenditures	(25.9)	(18.3)
Cash settlements on interest rate swap agreements	(6.6)	(58.7)
Premium payments on interest rate cap agreements	(3.7)	(5.9)

Net cash used in investing activities	(36.2)	(82.9)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	990.0	400.8
Repayments of borrowings under revolving credit facility	(1,173.1)	(701.1)
Repayments of long-term debt	(132.0)	(16.5)
Proceeds from issuance of long-term debt	1,175.0	—
Payments to extinguish long-term debt	(1,175.0)	(18.6)
Payments of debt financing costs	(26.3)	—
Investment from CDW Holdings LLC	1.0	—
Net advances under inventory financing arrangements	195.7	33.8
Repurchase of Class B common shares	(0.2)	—
Principal payments under capital lease obligations	—	(0.4)

Net cash used in financing activities	(144.9)	(302.0)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.1

Net decrease in cash and cash equivalents	(10.7)	(21.0)
Cash and cash equivalents— beginning of period	36.6	88.0

Cash and cash equivalents—end of period	$25.9	$67.0

Supplementary disclosure of cash flow information:
Interest paid, net, including cash settlements on interest rate swap agreements	$(196.6)	$(221.7)
Taxes refunded (paid), net	$41.8	$(32.6)

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“December 31, 2010 financial statements”). The significant accounting policies used in preparing these unaudited interim consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2010 financial statements, except as disclosed below under the heading “Revision to Prior Period Financial Statements” and in Note 2, “Recent Accounting Pronouncements.” In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, cash flows, and changes in shareholders’ deficit as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.

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

The notes to consolidated financial statements contained in the December 31, 2010 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s significant accounting policies and estimates during the nine months ended September 30, 2011; however, the Company has included an expanded discussion of its revenue recognition policy below.

Revenue Recognition

The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors. The Company records revenue from sales transactions when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues from the sales of hardware products or software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor, or (iii) via electronic delivery for software licenses. At the time of sale, the Company records an estimate for sales returns and allowances based on historical experience. The Company’s vendor OEMs warrant most of the products it sells.

The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses, thereby increasing efficiency and reducing costs. The Company recognizes revenue for drop-ship arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination.

Revenue from professional services is either recognized as incurred for services billed at an hourly rate or recognized using the percentage of completion method for services provided at a fixed fee. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period service is provided.

The Company also sells certain products for which it acts as an agent. Products in this category include the sale of third-party services, extended warranties or software assurance (“SA”). SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

The Company’s larger customers are offered the opportunity by certain of its vendors to purchase software licenses and SA under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, the Company’s vendors will transfer the license and bill the customer directly, paying resellers such as the Company an agency fee or commission on these sales. The Company records these fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, the Company bills the customer directly under an EA and accounts for the individual items sold based on the nature of the item. The Company’s vendors typically dictate how the EA will be sold to the customer.

From time to time, the Company sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, revenue is allocated based upon the relative selling prices of each element as determined by the Company’s selling price for the deliverable when it is sold on a stand-alone basis.

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

The Company performs an analysis of the estimated number of days of sales in-transit to customers at the end of each period based on a weighted-average analysis of commercial delivery terms that includes drop-ship arrangements. This analysis is the basis upon which the Company estimates the amount of sales in-transit at the end of the period and adjusts revenue and the related costs to reflect only what has been received by the customer. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on the Company’s revenue recognition for the period.

Revision to Prior Period Financial Statements

As discussed in Note 3, the Company has historically entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The Company has determined that its previous classification of its obligations for certain inventory financing agreements was in error and that amounts owed under these agreements should be classified separately on the Company’s consolidated balance sheets and not included within accounts payable to trade creditors. Accordingly, the Company has changed the classification to reflect $28.2 million at December 31, 2010 as accounts payable–inventory financing with no impact on current liabilities.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has also revised its consolidated statements of cash flows for the nine months ended September 30, 2010 to correct the classification of the cash flow impacts of amounts owed under certain inventory financing arrangements from cash flows from operating activities and include them as cash flows from financing activities. There is no impact on consolidated net cash generated or used during the period as the amount of the adjustment between cash flow captions are equal and offset one another in the same period. There is also no impact on the Company’s debt covenants for any period. The Company has determined that these adjustments are not material either individually or in aggregate to any of its previously issued financial statements; however, due to the nature of the revisions, the Company has revised its presentation for these classification errors in both the consolidated balance sheets and statements of cash flows for the prior periods presented. These adjustments have no impact on net income (loss), total shareholders’ deficit, or Adjusted EBITDA, a non-GAAP measure as defined in the Company’s credit agreements. A summary of the revision to the consolidated statement of cash flows for the nine months ended September 30, 2010 is as follows:

(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$397.6	$(33.8)	$363.8
Net cash used in financing activities	$(335.8)	$33.8	$(302.0)
Net (decrease) in cash and cash equivalents	$(21.0)	$—	$(21.0)

Comprehensive Income (Loss)

Comprehensive income (loss) was $30.0 million and $12.4 million for the three months ended September 30, 2011 and 2010, respectively, and $(4.1) million and $0 for the nine months ended September 30, 2011 and 2010, respectively.

2.	Recent Accounting Pronouncements

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 that is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 which amends current guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This update is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance impacts presentation only, the Company does not expect the adoption of this guidance will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Revenue Arrangements

In October 2009, the FASB issued two ASUs to authoritative guidance on revenue arrangements. ASU 2009-13 modifies the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the relative selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. From time to time, the Company sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, revenue is allocated based upon the relative selling prices of each element as determined by the Company’s selling price for the deliverable when it is sold on a stand-alone basis. The Company adopted the amended guidance in ASU 2009-13 on a prospective basis as of January 1, 2011. This adoption did not significantly change the Company’s units of accounting or the method used by the Company to allocate revenue to separate units of accounting and consequently did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. At September 30, 2011 and December 31, 2010, the Company owed a total of $223.8 million and $28.2 million, respectively, under these agreements. These amounts are classified separately as accounts payable-inventory financing in the accompanying consolidated balance sheets.

In June 2011, the Company entered into a new senior secured asset-based revolving credit facility as described in Note 4, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company entered into an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At September 30, 2011, the Company owed $186.0 million under this agreement.

From time to time, the Company may enter into an agreement with a financial intermediary relating to the purchase of inventory from a supplier who has factored its receivables to the financial intermediary. The Company’s obligations under these agreements are not collateralized. The Company does not incur any interest expense associated with these agreements as balances are paid when they are due. At September 30, 2011 and December 31, 2010, the Company owed a financial intermediary $34.4 million and $18.6 million, respectively, under such an agreement.

At September 30, 2011, the Company had inventory floorplan arrangements in place allowing for a maximum credit line of $12.5 million collateralized by the inventory purchases under these floorplan arrangements financed by the financial intermediaries and a second lien on the related accounts receivable. The Company does not incur any interest expense associated with these agreements as balances are paid when they are due. At September 30, 2011 and December 31, 2010, the Company owed the financial intermediaries $3.4 million and $9.6 million, respectively, under these inventory floorplan arrangements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Long-Term Debt

Long-term debt, excluding capital leases, was as follows:

(in millions)
	September 30, 2011	December 31, 2010
Senior secured asset-based revolving credit facility	$5.0	$188.1
Senior secured term loan facility	1,540.5	1,672.5
Senior secured notes due 2018	500.0	500.0
Senior notes due 2015	129.0	1,207.0
Senior notes due 2019	1,175.0	—
Senior subordinated notes due 2017	721.5	721.5

Total long-term debt	4,071.0	4,289.1
Less current maturities of long-term debt	—	(132.0)

Long-term debt, excluding current maturities	$4,071.0	$4,157.1

As of September 30, 2011, the Company was in compliance with the covenants under its various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At September 30, 2011, the Company had outstanding borrowings of $5.0 million under the Revolving Loan (at an effective weighted-average interest rate of 4.50% per annum), $1.8 million of undrawn letters of credit and $190.6 million reserved related to the floorplan sub-facility (discussed below).

On June 24, 2011, the Company entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increased the overall revolving credit facility capacity available to the Company from $800.0 million to $900.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) added a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to both the maturity of the non-extended portion of the Company’s senior secured term loan facility and the maturity of the Company’s senior exchange notes due 2015, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150 million, (iv) increased the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increased the applicable interest rate margin, and (vi) incorporated a $300.0 million floorplan sub-facility, which was increased to $400.0 million on August 2, 2011. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1.6 million on the Company’s consolidated statement of operations for the nine months ended September 30, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.

As described in Note 3, in connection with the floorplan sub-facility, the Company entered into the Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. The Company will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan’s administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of September 30, 2011, the Company owed $186.0 million under the Revolving Loan financing agreement, which is included in accounts payable – inventory financing on the Company’s balance sheet. Changes in cash flows from the Revolving Loan financing agreement are reported in financing activities on the Company’s statement of cash flows.

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon the Company’s average daily excess cash availability under the agreement and is subject to a reduction of 0.25% if the senior secured leverage ratio is less than 3.0. The senior secured leverage ratio is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements and capital leases) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP measure, for the four most recently ended fiscal quarters. The margins on the previous revolving loan credit facility varied from 1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At September 30, 2011, the borrowing base was $1,048.8 million as supported by eligible inventory and accounts receivable balances as of August 31, 2011. The Company could have borrowed up to an additional $702.6 million under the Revolving Loan at September 30, 2011.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 3), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should the Company fall below the minimum average daily excess cash availability requirement for five consecutive business days, the Company becomes subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility (“Term Loan”)

At September 30, 2011, the outstanding principal amount of the Company’s Term Loan was $1,540.5 million, with $484.5 million of non-extended loans and $1,056.0 million of extended loans. The effective weighted-average interest rate on Term Loan principal amounts outstanding on September 30, 2011 was 4.14% per annum. For the nine months ended September 30, 2011, the effective weighted-average interest rate without giving effect to the interest rate swap agreements (see Note 5) was 4.45% per annum. For the nine months ended September 30, 2011, the effective weighted-average interest rate including the effect of the interest rate swap agreements was 4.68% per annum. The interest rate swap agreements terminated on January 14, 2011.

Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin; or (b) LIBOR plus a margin. The margin is based on the Company’s senior secured leverage ratio as defined in the amended agreement evidencing the Term Loan. Effective with the March 2011 amendment discussed below, the margins were reduced on extended loans. For ABR borrowings, the applicable margin varies within a range of 2.50% to 3.00% for non-extended loans and 1.75% to 2.25% for extended loans. For LIBOR borrowings, the applicable margin varies within a range of 3.50% to 4.00% for non-extended loans and 2.75% to 3.25% for extended loans. The non-extended loans mature on October 10, 2014. The extended loans mature on July 15, 2017. The maturity of the extended loans was subject to acceleration to July 15, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Notes with a maturity date of October 12, 2015 is greater than or equal to $500.0 million. The Company completed a cash tender offer and follow-on cash tender offer (described below) and, as a result of the reduction in the outstanding balances of the Senior Notes due 2015, the maturity of extended loans will not be accelerated.

On March 11, 2011, the Company entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to the extended loans, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to the extended loans, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans for the six month period following the effective date of the amendment. In connection with this amendment, the Company recorded a loss on extinguishment of long-term debt of $3.2 million on the Company’s consolidated statement of operations for the nine months ended September 30, 2011. This loss represents a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 3), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended September 30, 2011 was required to be at or below 7.5. For the four quarters ended September 30, 2011, the senior secured leverage ratio was 2.9. The interest rate margin on the extended loans will decrease by 0.25% upon filing of the required officer’s certificate as a result of the senior secured leverage ratio being less than 3.0. The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements as described in Note 5, the Company expects to be in compliance with this requirement through January 14, 2013.

8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)

The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At September 30, 2011, the outstanding principal amount of the Senior Secured Notes was $500.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 3), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note Indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note Indenture does not contain any financial covenants.

11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes the “Senior Notes”)

At September 30, 2011, the outstanding principal amount of the Senior Notes was $129.0 million. The Senior Notes have a maturity date of October 12, 2015. The Senior Notes are comprised of $49.3 million of Senior Exchange Notes and $79.7 million of PIK Election Notes. The Company is required to pay cash interest on the outstanding principal of the Senior Exchange Notes. For PIK Election Notes, the Company paid cash interest for the interest period April 15, 2011 through October 15, 2011 and is required to pay cash interest on the outstanding principal of the PIK Election Notes for the remaining interest periods through maturity.

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

On May 20, 2011, the Company completed a follow-on cash tender offer (the “Follow-on Senior Notes Tender Offer,” and together with the Initial Senior Notes Tender Offer, the “Senior Notes Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. The Company concurrently issued $450.0 million in aggregate principal amount of additional 8.5% Senior Notes due 2019. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $412.8 million aggregate principal amount of Senior Notes, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses. The aggregate principal amount of Senior Notes outstanding following the Senior Notes Tender Offers is $129.0 million. As a result, the maturity of extended loans under the Term Loan will not be subject to acceleration on July 15, 2015 as described above.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the Senior Notes Tender Offers, the Company recorded a loss on extinguishment of long-term debt of $114.1 million on the Company’s consolidated statement of operations for the nine months ended September 30, 2011. This loss represents $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes. In connection with the issuance of 8.5% Senior Notes due 2019, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the interest method.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.

8.5% Senior Notes due 2019 (“2019 Senior Notes”)

On April 13, 2011, the Company issued $725.0 million principal amount of 2019 Senior Notes and on May 20, 2011, the Company issued an additional $450.0 million principal amount of 2019 Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes Tender Offers. The 2019 Senior Notes will mature on April 1, 2019. At September 30, 2011, the outstanding principal amount of the 2019 Senior Notes was $1,175.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the 2019 Senior Notes. Obligations under the 2019 Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The 2019 Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The 2019 Senior Notes do not contain any financial covenants.

12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)

At September 30, 2011, the outstanding principal amount of the Company’s Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017. On March 10, 2010, one of the Company’s wholly owned subsidiaries purchased $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. The Company recorded a gain on the extinguishment of long-term debt of $9.2 million on the Company’s consolidated statement of operations for the nine months ended September 30, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.

Fair Value

Based on the quoted market price, trades and/or composite bid prices from dealers, all of which were obtained from independent sources, the estimated fair value of the Company’s long-term debt at September 30, 2011 approximated $3,745.5 million.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

During the first nine months of 2011, the Company entered into four interest rate cap agreements with a combined $500.0 million notional amount. Under the agreements, the Company made premium payments totaling $3.7 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The cap agreements are effective from January 14, 2013 through January 14, 2015.

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

For the Company’s interest rate swaps designated as cash flow hedges of interest rate risk for accounting purposes, the effective portion of the changes in fair value of the swaps was initially recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the Company’s consolidated balance sheets and subsequently reclassified into interest expense, net on the Company’s consolidated statements of operations in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the swaps was recognized directly in earnings in interest expense, net. For the Company’s interest rate swap not designated as a cash flow hedge of interest rate risk, changes in fair value of the swap were recorded directly to interest expense, net on the Company’s consolidated statements of operations.

Both of the Company’s interest rate swaps were initially designated as cash flow hedges. However, as a result of the amendment to the $1,500.0 million interest rate swap agreement, the Company prospectively discontinued the hedge accounting on the original interest rate swap agreement. Simultaneously, the Company designated the amended interest rate swap agreement as a cash flow hedge. On December 17, 2010, the Company discontinued the hedge accounting on the amended $1,500.0 million interest rate swap agreement as a result of an amendment to the Term Loan. The Company continued to report the net loss related to the discontinued cash flow hedges in AOCI, which was reclassified into earnings on a straight-line basis through January 14, 2011.

The amount of the loss reclassified into earnings during the three and nine months ended September 30, 2010 was $9.4 million and $28.0 million, respectively. The Company did not reclassify any losses into earnings during the three months ended September 30, 2011. The amount of loss reclassified into earnings during the nine months ended September 30, 2011 was $2.1 million.

The Company utilized the hypothetical derivative method to measure hedge ineffectiveness each period for interest rate swaps designated as cash flow hedges. For the three and nine months ended September 30, 2010, the Company recognized $9.5 million and $54.1 million, respectively, of non-cash gains due to hedge ineffectiveness on the amended $1,500.0 million swap. The Company did not recognize any gains or losses due to hedge ineffectiveness during the three or nine months ended September 30, 2011.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair values of the interest rate cap and swap agreements are estimated as described in Note 6 and reflected as assets or liabilities on the Company’s consolidated balance sheet. At September 30, 2011 and December 31, 2010, the fair values of the Company’s interest rate derivatives were as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Interest rate cap agreements	Fair value of interest rate cap agreements	$0.9	$1.2	$—	$—
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$—	$2.1
Derivatives designated as hedging instruments
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$—	$0.7

The effect of derivative instruments on the Company’s consolidated statements of operations for the three months ended September 30, 2011 and 2010 was as follows:

Derivatives not designated as hedging instruments

(in millions)	Amount of Loss Recognized in Interest Expense, net
	Three Months Ended September 30,
	2011	2010
Interest rate cap agreements	$(2.0)	$(1.8)

Total	$(2.0)	$(1.8)

Derivatives designated as hedging instruments

	Amount of Loss Recognized in OCI (Effective Portion)		Amount of Loss Reclassified from AOCI into Interest Expense, net (Effective Portion)		Amount of Loss Recognized in Interest Expense, net (Ineffective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate swap agreements	$—	$(2.3)	$—	$(19.2)	$—	$(0.1)

Total	$—	$(2.3)	$—	$(19.2)	$—	$(0.1)

The effect of derivative instruments on the Company’s consolidated statements of operations for the nine months ended September 30, 2011 and 2010 was as follows:

Derivatives not designated as hedging instruments

	Amount of Loss Recognized in Interest Expense, net
	Nine Months Ended September 30,
(in millions)	2011	2010
Interest rate cap agreements	$(4.0)	$(5.3)

Total	$(4.0)	$(5.3)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Derivatives designated as hedging instruments

(in millions)	Amount of Loss Recognized in OCI (Effective Portion)		Amount of Loss Reclassified from AOCI into Interest Expense, net (Effective Portion)			Amount of Gain Recognized in Interest Expense, net (Ineffective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011		2010	2011	2010
Interest rate swap agreements	$—	$(35.3)	$(2.8	)(1)	$(57.9)	$—	$25.8

Total	$—	$(35.3)	$(2.8)		$(57.9)	$—	$25.8

(1)	The Company reclassified realized losses of $2.8 million from AOCI to net loss, or $1.9 million net of tax as reflected on the Company’s consolidated statement of shareholders’ deficit.

There was no balance remaining in AOCI related to the Company’s interest rate swap agreements as of September 30, 2011. The Company had no derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2011.

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

The fair value of financial assets measured on a recurring basis as of September 30, 2011 was as follows:

(in millions)	Level 1	Level 2	Level 3	Total
Interest rate cap agreements	$—	$0.9	$—	$0.9

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

7.	Income Taxes

The Company’s effective income tax rate was 32.3% for the three months ended September 30, 2011, which was less than the statutory rate due to a decrease in the deferred state income tax rate during the quarter reflecting an update of the state apportionment factors. For the three months ended September 30, 2010, the effective income tax rate was 13.5% due to the small amount of pre-tax earnings adjusted for permanent items.

The effective income tax rate was (18.3)% for the nine months ended September 30, 2011. Although the Company recognized a small pre-tax loss for the first nine months of 2011, a year-to-date increase in the deferred state income tax rate and 2011 enacted state law changes resulted in the $0.3 million income tax expense for the period. An effective tax rate of 33.9% was recognized for the nine months ended September 30, 2010.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). The IRS is currently auditing tax years 2008 through 2010. In general, the Company is no longer subject to examination by the IRS for tax years prior to 2008. In addition, the Company is generally no longer subject to state and local or foreign income tax examinations by taxing authorities for tax years prior to 2005. Various taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

For tax purposes, the Company was deemed to have paid a redemption premium in connection with the amendment to the Term Loan in December 2010 that, in addition to certain expenses, is deductible in determining taxable income. As a result, the Company incurred a net operating loss for tax purposes that resulted in the receipt of $53.3 million of refunds of previously paid income taxes. As of September 30, 2011, the Company has received the $53.3 million of refunds.

8.	Equity-Based Compensation

The Company recognized $4.2 million in equity-based compensation expense for the three months ended September 30, 2011. In the third quarter of 2010, the Company recognized a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK II Plan. As a result, the Company recognized income for equity-based compensation of $1.0 million for the three months ended September 30, 2010. The Company recognized $12.3 million and $7.4 million in equity-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth the summary of equity plan activity for the nine months ended September 30, 2011:

Equity Awards	Class B Common Units (1)	MPK Plan Units (1) (2)
Outstanding at January 1, 2011	191,651	74,826

Granted	7,069	—
Forfeited	(2,311)	(2,505	)(3)
Repurchased/Settled	(458)	(462	)(4)

Outstanding at September 30, 2011	195,951	71,859

Vested at September 30, 2011	(65,878)	(362	)(5)

(1)

The weighted-average grant date fair market value for Class B Common Units granted during the period is $145.47. The weighted-average grant date fair market value for outstanding Class B Common Units is $288.29. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants accounts.
(3)

The Company contributes the units represented by the awards forfeited under the plan (or their equivalent value) to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of September 30, 2011, the Company owes a contribution for 1,512 units.

(4)

Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Common Units in exchange for the vested MPK Plan Units.

(5)	Represents units that have vested but not yet converted to Class A Common Units.

As of September 30, 2011, there was $46.4 million of total unrecognized compensation cost related to nonvested equity-based compensation awards granted under the Company’s plans. The unrecognized cost is expected to be recognized over the weighted-average vesting period of 4.7 years.

9.	Deferred Compensation Plan

In connection with the Company’s purchase of $28.5 million of the principal amount of senior subordinated debt as described in Note 4, on March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan were granted Restricted Debt Units (“RDUs”) that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by the total number of RDUs outstanding. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of September 30, 2011, 24,974 RDUs had been granted to participants.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RDUs that are outstanding as of September 30, 2011 vest daily on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014. Vesting ceases upon separation from service except in certain conditions as set forth in the RDU Plan. All outstanding RDUs become vested immediately prior to a sale of the Company. Upon completion of the vesting period, December 31, 2014, or earlier in the case of a sale of the Company, any unallocated RDUs will be allocated to participants on a pro rata basis according to each participant’s total RDUs.

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

Compensation expense of $2.0 million related to the RDU Plan was recognized in the three months ended September 30, 2011 and 2010, and compensation expense of $6.1 million and $5.1 million was recognized in the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, total unrecognized compensation expense of approximately $28.1 million related to the RDU Plan is expected to be recognized over the next 3.25 years.

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

As of September 30, 2011, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

The Company allocates resources to and evaluates performance of its segments based on net sales, income (loss) from operations and Adjusted EBITDA, a non-GAAP measure as defined in the Company’s credit agreements. However, the Company has concluded that income (loss) from operations is the more useful measure in terms of discussion of operating results as it is a GAAP measure.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Selected Segment Financial Information

The following table presents information about the Company’s segments for the three and nine months ended September 30, 2011 and 2010:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended September 30, 2011:
Net sales	$1,330.3	$1,123.1	$128.0	$—	$2,581.4
Income (loss) from operations	80.7	79.9	6.5	(27.4)	139.7
Amortization expense	(23.5)	(10.9)	(0.8)	(8.4)	(43.6)

Three Months Ended September 30, 2010:
Net sales	$1,224.7	$1,051.7	$98.0	$—	$2,374.4
Income (loss) from operations	63.4	63.2	2.8	(24.8)	104.6
Amortization expense	(23.5)	(10.8)	(0.8)	(7.8)	(42.9)

Nine Months Ended September 30, 2011:
Net sales	$3,948.0	$2,798.2	$376.9	$—	$7,123.1
Income (loss) from operations	246.7	178.0	14.5	(79.6)	359.6
Amortization expense	(70.4)	(32.6)	(2.4)	(24.5)	(129.9)

Nine Months Ended September 30, 2010:
Net sales	$3,534.8	$2,702.9	$294.1	$—	$6,531.8
Income (loss) from operations	188.8	152.4	9.8	(79.5)	271.5
Amortization expense	(70.4)	(32.6)	(2.3)	(23.0)	(128.3)

12.	Supplemental Guarantor Information

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

The following tables set forth condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, consolidating statements of operations for the three and nine months ended September 30, 2011 and 2010, and condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	000,00	000,00	000,00	000,00		000,00	000,00	000,00
(in millions)	Condensed Consolidating Balance Sheet September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Co- Issuer		Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$22.2	$0.9	$16.2		$—	$(13.4)	$25.9
Accounts receivable, net	—	—	1,215.5	41.5		—	—	1,257.0
Merchandise inventory	—	—	311.4	3.7		—	—	315.1
Miscellaneous receivables	—	50.4	133.6	2.1		—	—	186.1
Deferred income taxes	—	22.9	6.3	0.1		—	—	29.3
Prepaid expenses and other	—	9.7	38.8	0.2		—	—	48.7

Total current assets	—	105.2	1,706.5	63.8		—	(13.4)	1,862.1

Property and equipment, net	—	74.8	71.3	1.8		—	—	147.9
Goodwill	—	749.4	1,428.4	29.7		—	—	2,207.5
Other intangible assets, net	—	367.9	1,295.9	9.0		—	—	1,672.8
Deferred financing costs, net	—	71.6	—	—		—	—	71.6
Other assets	6.1	1.6	1.4	0.1		—	(6.1)	3.1
Investment in and advances to subsidiaries	(41.6)	3,156.4	—	—		—	(3,114.8)	—

Total assets	$(35.5)	$4,526.9	$4,503.5	$104.4	$		$(3,134.3)	$5,965.0

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable—trade	$—	$10.3	$547.2	$19.0		$—	$(13.4)	$563.1
Accounts payable—inventory financing	—	—	223.8	—		—	—	223.8
Deferred revenue	—	—	39.0	—		—	—	39.0
Accrued expenses	—	215.6	125.0	6.3		—	—	346.9

Total current liabilities	—	225.9	935.0	25.3			(13.4)	1,172.8

Long-term liabilities:
Debt and capital leases	—	4,071.0	—	—		—	—	4,071.0
Deferred income taxes	—	219.2	483.2	2.0		—	(6.1)	698.3
Accrued interest	—	13.7	—	—		—	—	13.7
Other liabilities	—	38.7	4.5	1.5		—	—	44.7

Total long-term liabilities	—	4,342.6	487.7	3.5		—	(6.1)	4,827.7

Total shareholders’ (deficit) equity	(35.5)	(41.6)	3,080.8	75.6		—	(3,114.8)	(35.5)

Total liabilities and shareholders’ (deficit) equity	$(35.5)	$4,526.9	$4,503.5	$104.4		$—	$(3,134.3)	$5,965.0

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	000,00	000,00	000,00	000,00	000,00	000,00	000,00
(in millions)	Condensed Consolidating Balance Sheet December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Co- Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$32.9	$1.1	$10.0	$—	$(7.4)	$36.6
Accounts receivable, net	—	—	1,047.5	44.0	—	—	1,091.5
Merchandise inventory	—	—	290.3	2.5	—	—	292.8
Miscellaneous receivables	—	90.2	99.1	3.5	—	—	192.8
Deferred income taxes	—	45.6	7.2	—	—	—	52.8
Prepaid expenses and other	—	10.4	25.4	—	—	—	35.8

Total current assets	—	179.1	1,470.6	60.0	—	(7.4)	1,702.3

Property and equipment, net	—	78.6	77.7	1.8	—	—	158.1
Goodwill	—	749.4	1,428.4	31.3	—	—	2,209.1
Other intangible assets, net	—	380.5	1,400.4	10.3	—	—	1,791.2
Deferred financing costs, net	—	79.7	—	—	—	—	79.7
Other assets	6.5	1.5	1.9	—	—	(6.5)	3.4
Investment in and advances to subsidiaries	(50.0)	3,193.4	—	—	—	(3,143.4)	—

Total assets	$(43.5)	$4,662.2	$4,379.0	$103.4	$—	$(3,157.3)	$5,943.8

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable—trade	$—	$17.3	$515.0	$12.2	$—	$(7.4)	$537.1
Accounts payable—inventory financing	—	—	28.2	—	—	—	28.2
Current maturities of long- term debt and capital leases	—	132.5	0.1	—	—	—	132.6
Fair value of interest rate swap agreements	—	2.8	—	—	—	—	2.8
Deferred revenue	—	—	28.6	—	—	—	28.6
Accrued expenses	—	152.4	137.0	8.2	—	—	297.6

Total current liabilities	—	305.0	708.9	20.4	—	(7.4)	1,026.9

Long-term liabilities:
Debt and capital leases	—	4,157.3	0.1	—	—	—	4,157.4
Deferred income taxes	—	183.5	551.2	2.1	—	(6.5)	730.3
Accrued interest	—	32.3	—	—	—	—	32.3
Other liabilities	—	34.1	4.7	1.6	—	—	40.4

Total long-term liabilities	—	4,407.2	556.0	3.7	—	(6.5)	4,960.4

Total shareholders’ (deficit) equity	(43.5)	(50.0)	3,114.1	79.3	—	(3,143.4)	(43.5)

Total liabilities and shareholders’ (deficit) equity	$(43.5)	$4,662.2	$4,379.0	$103.4	$—	$(3,157.3)	$5,943.8

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	000,00	000,00	000,00	000,00	000,00	000,00	000,00
(in millions)	Consolidating Statement of Operations Three Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Co- Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,491.0	$90.4	$—	$—	$2,581.4
Cost of sales	—	—	2,082.0	78.6	—	—	2,160.6

Gross profit	—	—	409.0	11.8	—	—	420.8

Selling and administrative expenses	—	27.5	218.3	7.0	—	—	252.8
Advertising expense	—	—	27.6	0.7	—	—	28.3

(Loss) income from operations	—	(27.5)	163.1	4.1	—	—	139.7

Interest expense, net	—	(85.5)	—	—	—	—	(85.5)
Management fee	—	0.7	—	(0.7)	—	—	—
Other income, net	—	—	0.2	0.3	—	—	0.5

(Loss) income before income taxes and equity in earnings of subsidiaries	—	(112.3)	163.3	3.7	—	—	54.7

Income tax benefit (expense)	—	63.9	(80.9)	(0.6)	—	—	(17.6)

(Loss) income before equity in earnings of subsidiaries	—	(48.4)	82.4	3.1	—	—	37.1

Equity in earnings of subsidiaries	37.1	85.5	—	—	—	(122.6)	—

Net income	$37.1	$37.1	$82.4	$3.1	$—	$(122.6)	$37.1

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Consolidating Statement of Operations
(in millions)	Three Months Ended September 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Co- Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,303.8	$70.6	$—	$—	$2,374.4
Cost of sales	—	—	1,944.5	61.5	—	—	2,006.0

Gross profit	—	—	359.3	9.1	—	—	368.4

Selling and administrative expenses	—	24.8	205.4	5.6	—	—	235.8
Advertising expense	—	—	27.5	0.5	—	—	28.0

(Loss) income from operations	—	(24.8)	126.4	3.0	—	—	104.6

Interest expense, net	—	(105.1)	—	—	—	—	(105.1)
Other income, net	—	—	0.2	—	—	—	0.2

(Loss) income before income taxes and equity in (loss) earnings of subsidiaries	—	(129.9)	126.6	3.0	—	—	(0.3)

Income tax benefit (expense)	—	38.3	(37.6)	(0.7)	—	—	—

(Loss) income before equity in (loss) earnings of subsidiaries	—	(91.6)	89.0	2.3	—	—	(0.3)

Equity in (loss) earnings of subsidiaries	(0.3)	91.3	—	—	—	(91.0)	—

Net (loss) income	$(0.3)	$(0.3)	$89.0	$2.3	$—	$(91.0)	$(0.3)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Consolidating Statement of Operations
(in millions)	Nine Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Co- Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,842.7	$280.4	$—	$—	$7,123.1
Cost of sales	—	—	5,705.1	243.9	—	—	5,949.0

Gross profit	—	—	1,137.6	36.5	—	—	1,174.1

Selling and administrative expenses	—	79.7	626.9	21.0	—	—	727.6
Advertising expense	—	—	84.5	2.4	—	—	86.9

(Loss) income from operations	—	(79.7)	426.2	13.1	—	—	359.6

Interest expense, net	—	(243.3)	—	—	—	—	(243.3)
Net loss on extinguishments of long-term debt	—	(118.9)	—	—	—	—	(118.9)
Management fee	—	8.7	—	(8.7)	—	—	—
Other income (expense), net	—	0.7	0.4	(0.1)	—	—	1.0

(Loss) income before income taxes and equity in (loss) earnings of subsidiaries	—	(432.5)	426.6	4.3	—	—	(1.6)

Income tax benefit (expense)	—	185.2	(181.6)	(3.9)	—	—	(0.3)

(Loss) income before equity in (loss) earnings of subsidiaries	—	(247.3)	245.0	0.4	—	—	(1.9)

Equity in (loss) earnings of subsidiaries	(1.9)	245.4	—	—	—	(243.5)	—

Net (loss) income	$(1.9)	$(1.9)	$245.0	$0.4	$—	$(243.5)	$(1.9)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Consolidating Statement of Operations
(in millions)	Nine Months Ended September 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Co- Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,318.7	$213.1	$—	$—	$6,531.8
Cost of sales	—	—	5,311.2	186.5	—	—	5,497.7

Gross profit	—	—	1,007.5	26.6	—	—	1,034.1

Selling and administrative expenses	—	79.5	593.8	16.4	—	—	689.7
Advertising expense	—	—	71.2	1.7	—	—	72.9

(Loss) income from operations	—	(79.5)	342.5	8.5	—	—	271.5

Interest (expense) income, net	—	(289.4)	0.7	—	—	—	(288.7)
Net (loss) gain on extinguishment of long-term debt	—	(0.7)	9.9	—	—	—	9.2
Other income (expense), net	—	8.8	(8.4)	(0.1)	—	—	0.3

(Loss) income before income taxes and equity in (loss) earnings of subsidiaries	—	(360.8)	344.7	8.4	—	—	(7.7)

Income tax benefit (expense)	—	120.6	(115.6)	(2.4)	—	—	2.6

(Loss) income before equity in (loss) earnings of subsidiaries	—	(240.2)	229.1	6.0	—	—	(5.1)

Equity in (loss) earnings of subsidiaries	(5.1)	235.1	—	—	—	(230.0)	—

Net (loss) income	$(5.1)	$(5.1)	$229.1	$6.0	$—	$(230.0)	$(5.1)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Condensed Consolidating Statement of Cash Flows
(in millions)	Nine Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Co- Issuer	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$13.2	$156.6	$7.7	$—	$(6.0)	$171.5

Cash flows from investing activities:
Capital expenditures	—	(18.4)	(7.0)	(0.5)	—	—	(25.9)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.7)	—	—	—	—	(3.7)

Net cash used in investing activities	—	(28.7)	(7.0)	(0.5)	—	—	(36.2)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	990.0	—	—	—	—	990.0
Repayments of borrowings under revolving credit facility	—	(1,173.1)	—	—	—	—	(1,173.1)
Repayments of long-term debt	—	(132.0)	—	—	—	—	(132.0)
Proceeds from issuance of long- term debt	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish long-term debt	—	(1,175.0)	—	—	—	—	(1,175.0)
Net advances under inventory financing arrangements	—	—	195.7	—	—	—	195.7
Advances to/from affiliates	—	345.4	(345.5)	0.1	—	—	—
Other financing activities	—	(25.5)	—	—	—	—	(25.5)

Net cash provided by (used in) financing activities	—	4.8	(149.8)	0.1	—	—	(144.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.1)	—	—	(1.1)

Net (decrease) increase in cash and cash equivalents	—	(10.7)	(0.2)	6.2	—	(6.0)	(10.7)
Cash and cash equivalents—beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6

Cash and cash equivalents—end of period	$—	$22.2	$0.9	$16.2	$—	$(13.4)	$25.9

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Condensed Consolidating Statement of Cash Flows
(in millions)	Nine Months Ended September 30, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Co- Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(75.6)	$432.8	$9.2	$—	$(2.6)	$363.8

Cash flows from investing activities:
Capital expenditures	—	(11.2)	(7.1)	—	—	—	(18.3)
Cash settlements on interest rate swap agreements	—	(58.7)	—	—	—	—	(58.7)
Premium payments on interest rate cap agreements	—	(5.9)	—	—	—	—	(5.9)

Net cash used in investing activities	—	(75.8)	(7.1)	—	—	—	(82.9)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	400.8	—	—	—	—	400.8
Repayments of borrowings under revolving credit facility	—	(701.1)	—	—	—	—	(701.1)
Repayments of long-term debt	—	(16.5)	—	—	—	—	(16.5)
Payments to extinguish long-term debt	—	—	(18.6)	—	—	—	(18.6)
Net advances under inventory financing arrangements	—	—	33.8	—	—	—	33.8
Advances to/from affiliates	—	442.2	(440.7)	(1.5)	—	—	—
Other financing activities	—	(0.4)	—	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	125.0	(425.5)	(1.5)	—	—	(302.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	—	0.1

Net (decrease) increase in cash and cash equivalents	—	(26.4)	0.2	7.8	—	(2.6)	(21.0)
Cash and cash equivalents—beginning of period	—	87.6	0.5	7.0	—	(7.1)	88.0

Cash and cash equivalents—end of period	$—	$61.2	$0.7	$14.8	$—	$(9.7)	$67.0

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

Overview

We are a leading multi-brand technology solutions provider to business, government, education and healthcare customers in the U.S. and Canada. We provide comprehensive and integrated solutions for our customers’ technology needs through our extensive hardware, software and value-added service offerings. Our breadth of offerings allows our customers to streamline their procurement processes by partnering with us as a complete technology solutions provider. Our hardware offerings include products with leading brands across multiple categories such as network communications, notebooks/mobile devices, data storage, video monitors, printers, desktops and servers, among others. Our software offerings include licensing, licensing management and software solutions and services that help our customers to optimize their software investments. We offer a full suite of value-added services, which typically are delivered as part of a technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary services including installations, sales of warranties and managed services such as remote network and data center monitoring. We believe both software and service offerings will be important growth areas for us in the future.

We have two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. Our Corporate segment is divided into a medium-large business customer channel, primarily serving customers having between 100 and 1,000 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business consists primarily of customized engineering services delivered by CDW professional engineers and managed services, including hosting and data center services. Revenues from the sale of hardware, software, custom configuration and third-party provided services are recorded within our Corporate and Public segments.

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

An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. During the recent economic downturn beginning in late 2008 and into 2009, we experienced significantly lower sales and gross profit as our customers generally reduced spending on information technology products and services. During 2010, we experienced significant increases in sales, gross profit and operating income compared to 2009. In the first nine months of 2011, we have continued to experience year-

over-year increases in sales, gross profit and operating income at a more moderate level compared to the higher growth rates we experienced in 2010. While general economic conditions and our recent operating results have generally improved, competitive pricing pressures continue in the market. Downturns in the global economy, declines in the availability of credit, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for 11.0% of our net sales in 2010. Further, our sales to state and local governments accounted for 4.6% of our net sales in 2010. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA, a non-GAAP financial measure, also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,581.4	100.0%	$2,374.4	100.0%
Cost of sales	2,160.6	83.7	2,006.0	84.5

Gross profit	420.8	16.3	368.4	15.5

Selling and administrative expenses	252.8	9.8	235.8	9.9
Advertising expense	28.3	1.1	28.0	1.2

Income from operations	139.7	5.4	104.6	4.4

Interest expense, net	(85.5)	(3.3)	(105.1)	(4.4)
Other income, net	0.5	—	0.2	—

Income (loss) before income taxes	54.7	2.1	(0.3)	—
Income tax (expense) benefit	(17.6)	(0.7)	—	—

Net income (loss)	$37.1	1.4%	$(0.3)	—%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollar Change	Percent Change
Corporate	$1,330.3	51.5%	$1,224.7	51.6%	$105.6	8.6%
Public	1,123.1	43.5	1,051.7	44.3	71.4	6.8
Other	128.0	5.0	98.0	4.1	30.0	30.6

Total net sales	$2,581.4	100.0%	$2,374.4	100.0%	$207.0	8.7%

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2011 and 2010:

(in millions)	Three Months Ended September 30,		Dollar Change	Percent Change
	2011	2010
Corporate:
Medium / Large	$1,070.6	$973.7	$96.9	10.0%
Small Business	259.7	251.0	8.7	3.4

Total Corporate	$1,330.3	$1,224.7	$105.6	8.6%

Public:
Government	$388.1	$397.1	$(9.0)	(2.3)%
Education	415.7	392.5	23.2	5.9
Healthcare	319.3	262.1	57.2	21.8

Total Public	$1,123.1	$1,051.7	$71.4	6.8%

Total net sales for the three months ended September 30, 2011 increased $207.0 million, or 8.7%, to $2,581.4 million, compared to $2,374.4 million for the three months ended September 30, 2010. There were 64 selling days for both the three months ended September 30, 2011 and 2010. The increase in total net sales was the result of general volume growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of sales growth for the three months ended September 30, 2011 was hardware unit volume growth in our Corporate segment.

Corporate segment net sales for the three months ended September 30, 2011 increased $105.6 million, or 8.6%, compared to the three months ended September 30, 2010. Within our Corporate segment, net sales to medium / large customers increased 10.0% between periods, and net sales to small business customers increased 3.4% between periods. These increases were primarily a result of hardware unit volume growth, most notably in notebook/mobile devices, netcomm products and telephony, as we continued to benefit from increased demand from our Corporate customers. Public segment net sales for the three months ended September 30, 2011 increased $71.4 million, or 6.8%, between periods, driven by continued strong growth in the healthcare customer channel. Net sales to healthcare customers increased $57.2 million, or 21.8%, between periods, driven by hardware unit volume increases in desktop computers and notebook/mobile devices and additional sales from an expanded relationship with a group purchasing organization beginning in the fourth quarter of 2009. Within our Public segment, net sales to government customers decreased $9.0 million, or 2.3%, between periods, driven by a decline in net sales to state and local government customers due to budget uncertainty resulting from uncertain general economic conditions, while net sales to Federal government customers grew modestly. Net sales to education customers increased $23.2 million, or 5.9%, between periods, reflecting increased sales to both higher education and K-12 customers.

Gross profit

Gross profit increased $52.5 million, or 14.3%, to $420.8 million for the three months ended September 30, 2011, compared to $368.4 million for the three months ended September 30, 2010. As a percentage of total net sales, gross profit was 16.3% for the three months ended September 30, 2011, up from 15.5% for the three months ended September 30, 2010. Gross profit margin increased 80 basis points between periods, primarily due to a higher mix of net service contract revenue of 30 basis points and favorable price/mix changes within product margin across most product categories of 20 basis points. Net service contract revenue, including items such as third-party services and extended warranties, has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses

Selling and administrative expenses increased $17.1 million, or 7.3%, to $252.8 million for the three months ended September 30, 2011, compared to $235.8 million for the three months ended September 30, 2010. The increase was primarily due to higher payroll costs of $23.0 million driven by increased sales commissions and other variable compensation costs, such as incentive bonuses, consistent with higher sales and gross profits. In addition, our sales force increased to 3,658 coworkers at September 30, 2011, compared to 3,395 coworkers at September 30, 2010, while total coworker count increased to 6,692 coworkers at September 30, 2011, compared to 6,210 coworkers at September 30, 2010. Included in payroll costs for the three months ended September 30, 2010 was a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK II Plan that did not repeat in the same period of 2011.

Advertising expense

Advertising expense increased $0.4 million, or 1.3%, to $28.3 million for the three months ended September 30, 2011, compared to $28.0 million for the three months ended September 30, 2010. Higher expenditures on web-based advertising and e-commerce support were partially offset by decreased spending on print advertising and production costs. As a percentage of net sales, advertising expense was 1.1% for the three months ended September 30, 2011, compared to 1.2% for the same period in 2010.

Income (loss) from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$80.7	6.1%	$63.4	5.2%	27.3%
Public	79.9	7.1	63.2	6.0	26.4
Other	6.5	5.1	2.8	2.9	100.0+
Headquarters (2)	(27.4)	N/A	(24.8)	N/A	(10.8)

Total income (loss) from operations	$139.7	5.4%	$104.6	4.4%	33.5%

(1)

Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $139.7 million for the three months ended September 30, 2011, an increase of $35.0 million, or 33.5%, compared to $104.6 million for the three months ended September 30, 2010. This increase was driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses.

Corporate segment income from operations was $80.7 million for the three months ended September 30, 2011, an increase of $17.3 million, or 27.3%, compared to $63.4 million for the three months ended September 30, 2010. The increase in Corporate segment income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $9.9 million in 2011 compared to 2010. In addition, Corporate segment income from operations benefited from an increase of $4.4 million in income allocations from our logistics operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes partially offset by a moderate increase in support structure costs. Headquarters’ expense allocations to the Corporate segment decreased by $3.1 million on a year-over-year basis.

Public segment income from operations was $79.9 million for the three months ended September 30, 2011, an increase of $16.7 million, or 26.4%, compared to $63.2 million for the three months ended September 30, 2010. The increase reflected higher operating income before allocations of $10.4 million as a result of increased net sales and gross profit margin, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $3.3 million in income allocations from our logistics operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Headquarters’ expense allocations to the Public segment decreased by $2.9 million on a year-over-year basis.

The loss from operations for our Headquarters’ function of $27.4 million for the three months ended September 30, 2011 was $2.7 million higher than the loss from operations of $24.8 million for the same period of the prior year. The increase of $2.7 million reflected a net decrease in costs of $2.8 million, offset by lower intercompany allocations to the operating segments of $5.5 million.

Interest expense, net

At September 30, 2011, our outstanding long-term debt, excluding capital leases, totaled $4,071.0 million. Net interest expense for the three months ended September 30, 2011 was $85.5 million, a decrease of $19.6 million compared to $105.1 million for the three months ended September 30, 2010. This decrease was primarily due to lower effective interest rates for the three months ended September 30, 2011 resulting from the termination of our interest rate swaps in January 2011 and the debt refinancing activities completed during the first half of 2011.

Income tax expense (benefit)

Income tax expense was $17.6 million for the three months ended September 30, 2011, compared to an income tax benefit of $0.04 million for the same period of the prior year. The effective income tax rate, expressed by calculating income tax benefit as a percentage of loss before income taxes, was 32.3% for the three months ended September 30, 2011, which was less than the statutory rate due to a decrease in the deferred state income tax rate during the quarter reflecting an update of the state apportionment factors. For the three months ended September 30, 2010, the effective income tax rate was 13.5% due to the small amount of pre-tax earnings adjusted for permanent items.

Net income (loss)

Net income was $37.1 million for the three months ended September 30, 2011, compared to a net loss of $0.3 million for the three months ended September 30, 2010.

Adjusted EBITDA

Adjusted EBITDA was $200.1 million for the three months ended September 30, 2011, an increase of $36.5 million, or 22.3%, compared to $163.6 million for the three months ended September 30, 2010. As a percentage of net sales, Adjusted EBITDA was 7.8% and 6.9% for the three months ended September 30, 2011 and 2010, respectively.

We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended September 30, 2011 and 2010 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

	Three Months Ended September 30,
(in millions)	2011	2010
Net income (loss)	$37.1	$(0.3)
Depreciation and amortization	51.2	53.3
Income tax expense (benefit)	17.6	—
Interest expense, net	85.5	105.1

EBITDA	191.4	158.1

Adjustments:
Non-cash equity-based compensation	4.2	(1.0)
Sponsor fee	1.3	1.3
Consulting and debt-related professional fees	0.6	2.8
Other adjustments (1)	2.6	2.4

Total adjustments	8.7	5.5

Adjusted EBITDA	$200.1	$163.6

(1)	Other adjustments include certain severance and retention costs and equity investment income/losses.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table presents our results of operations, in dollars and as a percentage of net sales, for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$7,123.1	100.0%	$6,531.8	100.0%
Cost of sales	5,949.0	83.5	5,497.7	84.2

Gross profit	1,174.1	16.5	1,034.1	15.8
Selling and administrative expenses	727.6	10.2	689.7	10.5
Advertising expense	86.9	1.2	72.9	1.1

Income from operations	359.6	5.1	271.5	4.2
Interest expense, net	(243.3)	(3.4)	(288.7)	(4.4)
Net (loss) gain on extinguishments of long-term debt	(118.9)	(1.7)	9.2	0.1
Other income, net	1.0	—	0.3	—

Loss before income taxes	(1.6)	—	(7.7)	(0.1)
Income tax (expense) benefit	(0.3)	—	2.6	—

Net loss	$(1.9)	—%	$(5.1)	(0.1)%

Net sales

The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollar Change	Percent Change (1)
Corporate	$3,948.0	55.4%	$3,534.8	54.1%	$413.2	11.7%
Public	2,798.2	39.3	2,702.9	41.4	95.3	3.5
Other	376.9	5.3	294.1	4.5	82.8	28.2

Total net sales	$7,123.1	100.0%	$6,531.8	100.0%	$591.3	9.1%

(1)	There were 192 and 191 selling days for the nine months ended September 30, 2011 and 2010, respectively. On an average daily basis, total net sales increased 8.5%.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Dollar Change	Percent Change
(in millions)	2011	2010
Corporate:
Medium / Large	$3,168.5	$2,831.3	$337.2	11.9%
Small Business	779.5	703.5	76.0	10.8

Total Corporate	$3,948.0	$3,534.8	$413.2	11.7%

Public:
Government	$916.1	$1,020.7	$(104.6)	(10.2)%
Education	973.6	958.4	15.2	1.6
Healthcare	908.5	723.8	184.7	25.5

Total Public	$2,798.2	$2,702.9	$95.3	3.5%

Total net sales for the nine months ended September 30, 2011 increased $591.3 million, or 9.1%, to $7,123.1 million, compared to $6,531.8 million for the nine months ended September 30, 2010. There were 192 and 191 selling days for the nine months ended September 30, 2011 and 2010, respectively. On an average daily basis, total net sales increased 8.5%. The increase in total net sales was the result of general volume growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of sales growth for the nine months ended September 30, 2011 was hardware unit volume growth in our Corporate segment.

Corporate segment net sales for the nine months ended September 30, 2011 increased $413.2 million, or 11.7%, compared to the nine months ended September 30, 2010. Within our Corporate segment, net sales to medium / large customers increased 11.9% between periods, and net sales to small business customers increased 10.8% between periods. These increases were primarily a result of hardware unit volume growth, most notably in notebook/mobile devices, as we continued to benefit from increased demand from our Corporate customers. Public segment net sales for the nine months ended September 30, 2011 increased $95.3 million, or 3.5%, between periods as growth in the healthcare customer channel more than offset a decline in the government customer channel. Net sales to healthcare customers increased $184.7 million, or 25.5%, between periods, driven by hardware unit volume increases in desktop computers and notebook/mobile devices and additional sales from an expanded relationship with a group purchasing organization beginning in the fourth quarter of 2009. Within our Public segment, net sales to government customers decreased $104.6 million, or 10.2%, between periods, driven by a decline in net sales to Federal government customers due to negative trends in Federal government spending as a result of budget uncertainty. Net sales to education customers increased $15.2 million, or 1.6%, between periods.

Gross profit

Gross profit increased $140.0 million, or 13.5%, to $1,174.1 million for the nine months ended September 30, 2011, compared to $1,034.1 million for the nine months ended September 30, 2010. As a percentage of total net sales, gross profit was 16.5% for the nine months ended September 30, 2011, up from 15.8% for the nine months ended September 30, 2010. Gross profit margin increased 70 basis points between periods, primarily due to favorable price/mix changes within product margin across most product categories of 30 basis points, and a higher mix of commission revenue and net service contract revenue of 30 basis points. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales amount. Net service contract revenue, including items such as third-party services and extended warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses

Selling and administrative expenses increased $37.9 million, or 5.5%, to $727.6 million for the nine months ended September 30, 2011, compared to $689.7 million for the nine months ended September 30, 2010. The increase was primarily due to higher payroll costs of $41.5 million driven by increased sales commissions and other variable compensation costs consistent with higher sales and gross profits. In addition, our sales force increased to 3,658 coworkers at September 30, 2011, compared to 3,395 coworkers at September 30, 2010, while total coworker count increased to 6,692 coworkers at September 30, 2011, compared to 6,210 coworkers at September 30, 2010. Included in payroll costs for the nine months ended September 30, 2010 was a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK II Plan that did not repeat in the same period of 2011.

Advertising expense

Advertising expense increased $14.1 million, or 19.3%, to $86.9 million for the nine months ended September 30, 2011, compared to $72.9 million for the nine months ended September 30, 2010. Higher expenses were due to increased spending on web-based advertising, e-commerce support, customer-focused marketing events and sponsorships. As a percentage of net sales, advertising expense was 1.2% for the three months ended September 30, 2011, compared to 1.1% for the same period in 2010.

Income (loss) from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$246.7	6.3%	$188.8	5.3%	30.7%
Public	178.0	6.4	152.4	5.6	16.8
Other	14.5	3.8	9.8	3.3	47.7
Headquarters (2)	(79.6)	N/A	(79.5)	N/A	(0.2)

Total income (loss) from operations	$359.6	5.1%	$271.5	4.2%	32.4%

(1)

Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $359.6 million for the nine months ended September 30, 2011, an increase of $88.1 million, or 32.4%, compared to $271.5 million for the nine months ended September 30, 2010. This increase was driven by higher net sales and gross profit, partially offset by higher advertising expense and selling and administrative expenses.

Corporate segment income from operations was $246.7 million for the nine months ended September 30, 2011, an increase of $57.9 million, or 30.7%, compared to $188.8 million for the nine months ended September 30, 2010. The increase in Corporate segment income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $39.4 million in 2011 compared to 2010. In addition, Corporate segment income from operations benefited from an increase of $20.2 million in income allocations from our logistics operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support structure costs remained flat. Partially offsetting the above items was an increase in Headquarters’ expense allocations to the Corporate segment of $1.7 million.

Public segment income from operations was $178.0 million for the nine months ended September 30, 2011, an increase of $25.6 million, or 16.8%, compared to $152.4 million for the nine months ended September 30, 2010. The increase reflected higher operating income before allocations of $17.5 million as a result of higher net sales and gross profit margin, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $8.8 million in income allocations from our logistics operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The loss from operations for our Headquarters’ function of $79.6 million for the nine months ended September 30, 2011 was flat compared to the loss from operations of $79.5 million for the same period of the prior year.

Interest expense, net

At September 30, 2011, our outstanding long-term debt, excluding capital leases, totaled $4,071.0 million. Net interest expense for the nine months ended September 30, 2011 was $243.3 million, a decrease of $45.4 million compared to $288.7 million for the nine months ended September 30, 2010. Interest expense was reduced by $19.4 million during the nine months ended September 30, 2011, because of adjustments to the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of senior notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. The remaining decrease of $26.0 million was primarily due to lower effective interest rates for the nine months ended September 30, 2011 resulting from the termination of our interest rate swaps in January 2011 and the debt refinancing activities completed during the first half of 2011, partially offset by non-cash gains on hedge ineffectiveness recorded to interest expense in the prior year.

Net (loss) gain on extinguishments of long-term debt

During the nine months ended September 30, 2011, we recorded a loss on extinguishments of long-term debt of $118.9 million, as a result of debt transactions completed during the first half of 2011.

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

During the nine months ended September 30, 2010, we recorded a gain of $9.2 million on extinguishment of long-term debt resulting from the March 2010 repurchase of $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

Income tax (expense) benefit

Income tax expense was $0.3 million for the nine months ended September 30, 2011, compared to an income tax benefit of $2.6 million for the same period of the prior year. The effective income tax rate, expressed as a percentage of loss before income taxes, was (18.3)% for the nine months ended September 30, 2011. Although we recognized a small pre-tax loss for the first nine months of 2011, a year-to-date increase in the deferred state income tax rate and 2011 enacted state law changes resulted in the $0.3 million income tax expense for the period. An effective tax rate of 33.9% was recognized for the nine months ended September 30, 2010.

Net loss

The net loss was $1.9 million for the nine months ended September 30, 2011, compared to $5.1 million for the nine months ended September 30, 2010.

Adjusted EBITDA

Adjusted EBITDA was $543.1 million for the nine months ended September 30, 2011, an increase of $87.2 million, or 19.1%, compared to $456.0 million for the nine months ended September 30, 2010. As a percentage of net sales, Adjusted EBITDA was 7.6% and 7.0% for the nine months ended September 30, 2011 and 2010, respectively.

We have included a reconciliation of EBITDA and Adjusted EBITDA for the nine months ended September 30, 2011 and 2010 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

	Nine Months Ended September 30,
(in millions)	2011	2010
Net loss	$(1.9)	$(5.1)
Depreciation and amortization	153.6	158.5
Income tax expense (benefit)	0.3	(2.6)
Interest expense, net	243.3	288.7

EBITDA	395.3	439.5

Adjustments:
Non-cash equity-based compensation	12.3	7.4
Sponsor fee	3.8	3.8
Consulting and debt-related professional fees	4.7	8.4
Net loss (gain) on extinguishments of long-term debt	118.9	(9.2)
Other adjustments (1)	8.1	6.1

Total adjustments	147.8	16.5

Adjusted EBITDA	$543.1	$456.0

(1)	Other adjustments include certain severance and retention costs and equity investment income/losses.

The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
(in millions)	2011	2010
EBITDA	$395.3	$439.5
Depreciation and amortization	(153.6)	(158.5)
Income tax (expense) benefit	(0.3)	2.6
Interest expense, net	(243.3)	(288.7)

Net loss	(1.9)	(5.1)

Depreciation and amortization	153.6	158.5
Equity-based compensation expense	12.3	7.4
Deferred income taxes	(8.6)	(44.7)
Allowance for doubtful accounts	0.9	(1.3)
Amortization of deferred financing costs	12.5	13.5
Net loss (gain) on extinguishments of long-term debt	118.9	(9.2)
Realized loss on interest rate swap agreements	2.8	32.0
Mark to market loss on interest rate derivatives	4.0	5.3
Other	(0.6)	—
Changes in assets and liabilities	(122.4)	207.4

Net cash provided by operating activities	$171.5	$363.8

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

Liquidity and Capital Resources

Overview

We finance our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our senior secured asset-based revolving credit facility. We believe that our current sources of funds will be sufficient to fund our cash operating requirements for the next year. In addition, we believe that, in spite of the uncertainty of future macroeconomic conditions, we have adequate sources of liquidity and funding available to meet our longer-term needs. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Cash Flows

We have revised our consolidated statement of cash flows for the nine months ended September 30, 2010. See Note 1 to the consolidated financial statements for further information.

Cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
(in millions)	2011	2010
Net cash provided by (used in):
Operating activities	$171.5	$363.8
Investing activities	(36.2)	(82.9)
Financing activities	(144.9)	(302.0)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.1

Net decrease in cash and cash equivalents	$(10.7)	$(21.0)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 decreased $192.3 million compared to the same period of the prior year. For the first nine months of 2011, changes in assets and liabilities, excluding cash and cash equivalents, reduced net cash provided by operating activities by $122.4 million compared to a contribution of $207.4 million for the first nine months of 2010, driven by accounts payable. The increase in accounts payable from December 31, 2010 to September 30, 2011 was $27.1 million compared to an increase of $260.7 million for the same period of the prior year. At the end of 2009, we accelerated a substantial amount of payments to take advantage of early pay discounts, resulting in a significant cash inflow during the first nine months of 2010. We accelerated a considerably lower amount of payments at the end of 2010 compared to 2009, which resulted in a lower cash inflow during the first nine months of 2011. The impact of changes in other current liabilities increased net cash provided by operating activities by $63.7 million in the first nine months of 2011, compared to an increase of $123.8 million in the same period of the prior year. This was driven by higher cash payments for compensation accrued as of the prior year-end. Net income as adjusted for non-cash items increased $137.5 million between periods reflecting our improved operating results.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

	September 30,
(in days)	2011	2010
Days of sales outstanding (DSO) (1)	42	43
Days of supply in inventory (DIO) (2)	15	15
Days of purchases outstanding (DPO) (3)	(32)	(25)

Cash conversion cycle	25	33

(1)

Represents the rolling three month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales. Also incorporates components of other miscellaneous receivables.

(2)	Represents the rolling three month average of the balance of inventory at the end of the period divided by average daily cost of goods sold.
(3)

Represents the rolling three month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of goods sold.

The cash conversion cycle decreased to 25 days at September 30, 2011 compared to 33 days at September 30, 2010, driven by a seven-day increase in DPO. The increase in DPO reflects a higher combined balance of accounts payable-trade and accounts payable-inventory financing at September 30, 2011 compared to September 30, 2010 as purchase volumes increased to support higher net sales and we received more favorable payment terms with certain vendors. The one day decline in DSO from 43 days to 42 days was driven by improvement in the Public segment.

For tax purposes, we were deemed to have paid a redemption premium in connection with the amendment to the Term Loan Facility in December 2010 that, in addition to certain expenses, is deductible in determining taxable income. As a result, we incurred a net operating loss for tax purposes that resulted in the receipt of $53.3 million of refunds of previously paid income taxes. As of September 30, 2011, we had received the $53.3 million of refunds.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 decreased $46.7 million compared to the same period of the prior year. This was primarily due to a decrease of $52.1 million in cash payments under our interest rate swap agreements, as the $6.6 million paid in the first nine months of 2011 reflected the final payment upon termination of the swap agreements on January 14, 2011. Capital expenditures were $25.9 million for the nine months ended September 30, 2011 and $18.3 million for the nine months ended September 30, 2010, primarily for improvements to our information technology systems during both periods. During the first nine months of 2011 and 2010, we paid $3.7 million and $5.9 million, respectively, for new interest rate cap agreements.

Financing Activities

Net cash used in financing activities decreased $157.1 million for the nine months ended September 30, 2011 compared to the same period of 2010. This change was primarily driven by lower net repayments of $117.2 million under our senior secured revolving credit facility during the first nine months of 2011 compared to 2010, and an increase of $161.9 million in advances under our inventory financing agreements between years. The impact of these items was partially offset by an increase of $115.5 million in repayments under our senior secured term loan facility. Payments totaling $1,175.0 million to extinguish long-term debt during the first nine months of 2011 were funded by proceeds of $1,175.0 million from new debt issuances. In connection with our debt transactions during the first half of 2011, we paid $26.3 million in deferred financing costs. In March 2010, we paid $18.6 million to extinguish a portion of our senior subordinated debt.

Long-Term Debt and Financing Arrangements

Long-term debt, excluding capital leases, was as follows:

(in millions)	September 30, 2011	December 31, 2010
Senior secured asset-based revolving credit facility	$5.0	$188.1
Senior secured term loan facility	1,540.5	1,672.5
Senior secured notes due 2018	500.0	500.0
Senior notes due 2015	129.0	1,207.0
Senior notes due 2019	1,175.0	—
Senior subordinated notes due 2017	721.5	721.5

Total long-term debt	4,071.0	4,289.1
Less current maturities of long-term debt	—	(132.0)

Long-term debt, excluding current maturities	$4,071.0	$4,157.1

As of September 30, 2011, we were in compliance with the covenants under our various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At September 30, 2011, we had outstanding borrowings of $5.0 million under the Revolving Loan (at an effective weighted-average interest rate of 4.50% per annum), $1.8 million of undrawn letters of credit and $190.6 million reserved related to the floorplan sub-facility (discussed below).

On June 24, 2011, we entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaces our previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increased the overall revolving credit facility capacity available to us from $800.0 million to $900.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) added a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to both the maturity of the non-extended portion of our senior secured term loan facility and the maturity of our senior exchange notes due 2015, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150 million, (iv) increased the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increased the applicable interest rate margin, and (vi) incorporated a $300.0 million floorplan sub-facility, which was increased to $400.0 million on August 2, 2011. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $1.6 million on the consolidated statement of operations for the nine months ended September 30, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.

As described in Note 3 to the consolidated financial statements, in connection with the floorplan sub-facility, we entered into the Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. We will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan’s administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of September 30, 2011, we owed $186.0 million under the Revolving Loan financing agreement, which is included in accounts payable – inventory financing on our balance sheet. Changes in cash flows from the Revolving Loan financing agreement are reported in financing activities on our statement of cash flows.

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon our average daily excess cash availability under the agreement and is subject to a reduction of 0.25% if the senior secured leverage ratio is less than 3.0. The senior secured leverage ratio is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements and capital leases) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP measure, for the four most recently ended fiscal quarters. The margins on the previous revolving loan credit facility varied from 1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings.

Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At September 30, 2011, the borrowing base was $1,048.8 million as supported by eligible inventory and accounts receivable balances as of August 31, 2011. We could have borrowed up to an additional $702.6 million under the Revolving Loan at September 30, 2011.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 3 to the consolidated financial statements), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should we fall below the minimum average daily excess cash availability requirement for five consecutive business days, we become subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility (“Term Loan”)

At September 30, 2011, the outstanding principal amount of our Term Loan was $1,540.5 million, with $484.5 million of non-extended loans and $1,056.0 million of extended loans. The effective weighted-average interest rate on Term Loan principal amounts outstanding on September 30, 2011 was 4.14% per annum. For the nine months ended September 30, 2011, the effective weighted-average interest rate without giving effect to the interest rate swap agreements (see Note 5 to the consolidated financial statements) was 4.45% per annum. For the nine months ended September 30, 2011, the effective weighted-average interest rate including the effect of the interest rate swap agreements was 4.68% per annum. The interest rate swap agreements terminated on January 14, 2011.

Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin; or (b) LIBOR plus a margin. The margin is based on our senior secured leverage ratio as defined in the amended agreement evidencing the Term Loan. Effective with the March 2011 amendment discussed below, the margins were reduced on extended loans. For ABR borrowings, the applicable margin varies within a range of 2.50% to 3.00% for non-extended loans and 1.75% to 2.25% for extended loans. For LIBOR borrowings, the applicable margin varies within a range of 3.50% to 4.00% for non-extended loans and 2.75% to 3.25% for extended loans. The non-extended loans mature on October 10, 2014. The extended loans mature on July 15, 2017. The maturity of the extended loans was subject to acceleration to July 15, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Notes with a maturity date of October 12, 2015 is greater than or equal to $500.0 million. We completed a cash tender offer and follow-on cash tender offer (described below) and, as a result of the reduction in the outstanding balances of the Senior Notes due 2015, the maturity of extended loans will not be accelerated.

On March 11, 2011, we entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to the extended loans, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to the extended loans, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans for the six month period following the effective date of the amendment. In connection with this amendment, we recorded a loss on extinguishment of long-term debt of $3.2 million on the consolidated statement of operations for the nine months ended September 30, 2011. This loss represents a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.

The Term Loan requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which can decrease based upon the total net leverage ratio as defined in the governing agreement); and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us our subsidiaries. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. On March 16, 2011, we made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010 under the excess cash flow provision.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 3 to the consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis. Compliance may be determined after giving effect to a designated equity contribution to us to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended September 30, 2011 was required to be at or below 7.5. For the four quarters ended September 30, 2011, the senior secured leverage ratio was 2.9. The interest rate margin on the extended loans will decrease by 0.25% upon filing of the required officer’s certificate as a result of the senior secured leverage ratio being less than 3.0. The senior secured leverage ratio is a material component of the Term Loan. Non-compliance with the senior secured leverage ratio requirement would result in a default under the credit agreement governing the Term Loan and could prevent us from borrowing under our Revolving Loan. If there were an event of default under the credit agreement governing the Term Loan that was not cured or waived, the lenders under the Term Loan could cause all amounts outstanding under the Term Loan to be due and payable immediately, which would have a material adverse effect on our financial position and cash flows. For a discussion of net cash from operating activities, investing activities and financing activities, see “Cash Flows.” For a reconciliation of Adjusted EBITDA to net cash from operating activities, see “Results of Operations.” We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements as described in Note 5 to the consolidated financial statements, we expect to be in compliance with this requirement through January 14, 2013.

8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)

The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At September 30, 2011, the outstanding principal amount of the Senior Secured Notes was $500.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 3 to the consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note Indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note Indenture does not contain any financial covenants.

11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes the “Senior Notes”)

At September 30, 2011, the outstanding principal amount of the Senior Notes was $129.0 million. The Senior Notes have a maturity date of October 12, 2015. The Senior Notes are comprised of $49.3 million of Senior Exchange Notes and $79.7 million of PIK Election Notes. We are required to pay cash interest on the outstanding principal of the Senior Exchange Notes. For PIK Election Notes, we paid cash interest for the interest period April 15, 2011 through October 15, 2011 and are required to pay cash interest on the outstanding principal of the PIK Election Notes for the remaining interest periods through maturity.

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

On May 20, 2011, we completed a follow-on cash tender offer (the “Follow-on Senior Notes Tender Offer,” and together with the Initial Senior Notes Tender Offer, the “Senior Notes Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. We concurrently issued $450.0 million in aggregate principal amount of additional 8.5% Senior Notes due 2019. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $412.8 million aggregate principal amount of Senior Notes, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses. The aggregate principal amount of the Senior Notes outstanding following the Senior Notes Tender Offers is $129.0 million. As a result, the maturity of extended loans under the Term Loan will not be subject to acceleration on July 15, 2015 as described above.

In connection with the Senior Notes Tender Offers, we recorded a loss on extinguishment of long-term debt of $114.1 million on the consolidated statement of operations for the nine months ended September 30, 2011. This loss represents $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes. In connection with the issuance of 8.5% Senior Notes due 2019, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the interest method.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.

8.5% Senior Notes due 2019 (“2019 Senior Notes”)

On April 13, 2011, we issued $725.0 million principal amount of 2019 Senior Notes and on May 20, 2011, we issued an additional $450.0 million principal amount of 2019 Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes Tender Offers. The 2019 Senior Notes will mature on April 1, 2019. At September 30, 2011, the outstanding principal amount of the 2019 Senior Notes was $1,175.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the 2019 Senior Notes. Obligations under the 2019 Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The 2019 Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The 2019 Senior Notes do not contain any financial covenants.

12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)

At September 30, 2011, the outstanding principal amount of our Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017. On March 10, 2010, one of our wholly owned subsidiaries purchased $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. We recorded a gain on the extinguishment of long-term debt of $9.2 million on the consolidated statement of operations for the nine months ended September 30, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.

Inventory Financing Agreements

We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. At September 30, 2011 and December 31, 2010, we owed a total of $223.8 million and $28.2 million, respectively, under these agreements. These amounts are classified separately as accounts payable-inventory financing in the accompanying consolidated balance sheets.

In June 2011, we entered into a new senior secured asset-based revolving credit facility as described above, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we entered into an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At September 30, 2011, we owed $186.0 million under this agreement.

From time to time, we may enter into an agreement with a financial intermediary relating to the purchase of inventory from a supplier who has factored its receivables to the financial intermediary. Our obligations under these agreements are not collateralized. We do not incur any interest expense associated with these agreements as balances are paid when they are due. At September 30, 2011 and December 31, 2010, we owed a financial intermediary $34.4 million and $18.6 million, respectively, under such an agreement.

At September 30, 2011, we had inventory floorplan arrangements in place allowing for a maximum credit line of $12.5 million collateralized by the inventory purchases under these floorplan arrangements financed by the financial intermediaries and a second lien on the related accounts receivable. We do not incur any interest expense associated with these agreements as balances are paid when they are due. At September 30, 2011 and December 31, 2010, we owed the financial intermediaries $3.4 million and $9.6 million, respectively, under these inventory floorplan arrangements.

Contractual Obligations

Other than as discussed above in “Long-Term Debt and Financing Arrangements,” there have been no material changes to our contractual obligations from those reported at December 31, 2010 in our Annual Report on Form 10-K.

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

As of September 30, 2011, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

Critical Accounting Policies and Estimates

Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010; however, we have expanded our revenue recognition policy discussion which is included below.

Revenue Recognition

We are a primary distribution channel for a large group of vendors and suppliers, including OEMs, software publishers and wholesale distributors. We record revenue from sales transactions when title and risk of loss are passed to our customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Our shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer.

Revenues from the sales of hardware products or software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from our warehouse, (ii) via drop-shipment by the vendor, or (iii) via electronic delivery for software licenses. At the time of sale, we record an estimate for sales returns and allowances based on historical experience. Our vendor OEMs warrant most of the products we sell.

We leverage drop-ship arrangements with many of our vendors and suppliers to deliver products to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-ship arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. We recognize revenue on a gross basis as the principal in the transaction because we are the primary obligor in the arrangement, we assume inventory risk if the product is returned by the customer, we set the price of the product charged to the customer, we assume credit risk for the amounts invoiced, and we work closely with our customers to determine their hardware and software specifications. These arrangements generally represent approximately 20% to 30% of total net sales.

Revenue from professional services is either recognized as incurred for services billed at an hourly rate or recognized using the percentage of completion method for services provided at a fixed fee. Revenue for data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period service is provided.

We also sell certain products for which we act as an agent. Products in this category include the sale of third-party services, extended warranties or software assurance (“SA”). SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

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

From time to time, we sell some of our products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, revenue is allocated based upon the relative selling prices of each element as determined by our selling price for the deliverable when it is sold on a stand-alone basis.

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

We perform an analysis of the estimated number of days of sales in-transit to customers at the end of each period based on a weighted-average analysis of commercial delivery terms that includes drop-ship arrangements. This analysis is the basis upon which we estimate the amount of sales in-transit at the end of the period and adjust revenue and the related costs to reflect only what has been received by the customer. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on our revenue recognition for the period.

Recent Accounting Pronouncements

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 that is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 which amends current guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This update is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance impacts presentation only, we do not expect the adoption of this guidance will have an impact on our consolidated financial position, results of operations or cash flows.

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

Revenue Arrangements

In October 2009, the FASB issued two ASUs to authoritative guidance on revenue arrangements. ASU 2009-13 modifies the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the relative selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. From time to time, we sell some of our products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, revenue is allocated based upon the relative selling prices of each element as determined by our selling price for the deliverable when it is sold on a stand-alone basis. We adopted the amended guidance in ASU 2009-13 on a prospective basis as of January 1, 2011. This adoption did not significantly change our units of accounting or the method we use to allocate revenue to separate units of accounting and consequently did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, there had been no material change in this information.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 “Contingencies” to the accompanying unaudited interim consolidated financial statements.

Item 1A. Risk Factors

The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows. Further, the sale, spin-off or combination of any of our vendor partners and/or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, could have an adverse impact on our business, results of operations or cash flow.

If we lose any of our key personnel, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.

Our success is heavily dependent upon our ability to attract, develop and retain key personnel to manage and grow our business, including our key executive, management, sales, services and technical coworkers.

Our future success will depend to a significant extent on the efforts of Thomas E. Richards, our newly appointed Chief Executive Officer effective October 1, 2011, as well as the continued service and support of John A. Edwardson, our outgoing Chief Executive Officer who is expected to remain as Chairman of our Board through 2012, and our other named executive officers. Our future success also will depend on our ability to retain our customer-facing coworkers, who have been given critical CDW knowledge regarding, and the opportunity to develop strong relationships with, many of our customers. In addition, as we seek to expand our offerings of value-added services and solutions, our success will even more heavily depend on attracting and retaining highly skilled technology specialists and engineers, for which the market is extremely competitive.

Our inability to attract, develop and retain key personnel could have an adverse effect on our relationships with our vendor partners and customers and adversely affect our ability to expand our offerings of value-added services and solutions. Moreover, our inability to train our sales, services and technical personnel effectively to meet the rapidly changing technology needs of our customers could cause a decrease in the overall quality and efficiency of such personnel. Such consequences could adversely affect our business, results of operations or cash flows.

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

A significant portion of the products we sell are manufactured or purchased by our vendor partners outside of the U.S., primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	foreign currency fluctuations;

•	natural disasters or other adverse occurrences at any of our suppliers’ facilities;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	Significant labor disputes, such as strikes.

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

We are party to various legal proceedings that arise from time to time in the ordinary course of our business, which include consumer, employment, tort and other litigation.

We are subject to intellectual property infringement claims against us, either because of the over 100,000 products we sell or the business systems we use to sell such products, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue.

Because of our significant sales to governmental entities, we also are subject to audits by federal, state and local authorities. We also are subject to audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.

Current and future litigation, infringement claims, governmental proceedings, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, current and future litigation, infringement claims, governmental proceedings, audits or indemnification claims could lead to increased costs or interruptions of our normal business operations. Litigation, infringement claims, governmental proceedings, audits or indemnification claims involve uncertainties and the eventual outcome of any litigation, infringement claim, governmental proceeding, audit or indemnification claim could adversely affect our business, results of operations or cash flows.

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date: November 14, 2011	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)