Form 10-K
period 2011-12-31
CDW Corp
filed 2012-03-09
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
  ____________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
  ____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No The registrant is a voluntary filer of reports required of companies with public securities under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports which would have been required of the registrant during the preceding 12 months had it been subject to such provisions.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.
As of March 7, 2012, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 912,706 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.
DOCUMENTS INCORPORATED BY REFERENCE
None

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2011

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

PART I
Item 1. Business
Overview
CDW is a leading multi-brand technology solutions provider to business, government, education and healthcare customers in the U.S. and Canada. We provide comprehensive and integrated solutions for our customers’ technology needs through our extensive hardware, software and value-added service offerings. We serve over 250,000 customers through our experienced and dedicated sales force of more than 3,600 coworkers. We offer over 100,000 products from over 1,000 brands and a multitude of advanced technology solutions. Our broad range of technology products includes leading brands such as Hewlett-Packard, Microsoft, Cisco, Lenovo, EMC, IBM, Apple and VMware. Our offerings range from discrete hardware and software products to complex technology solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. Our sales and operating results have been driven by the combination of our large and knowledgeable selling organization, highly skilled technology specialists and engineers, extensive range of product offerings, strong vendor partner relationships, and fulfillment and logistics capabilities. For the year ended December 31, 2011, our net sales, net income and Adjusted EBITDA were $9,602.4 million, $17.1 million and $717.3 million, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Selected Financial Data” included elsewhere in this report for the definition of Adjusted EBITDA, the reason for its inclusion and a reconciliation to net income.
We have two reportable segments:
Corporate. Our Corporate segment customers are primarily in the small and medium business category, which we define as customers with up to 1,000 employees at a single location. We also serve larger customers, including FORTUNE 1000 companies, that value our broad offerings, brand selection and flexible delivery model. We have over 200,000 active accounts, well diversified across numerous industries. Our Corporate segment is divided into a small business customer channel, primarily serving customers with up to 100 employees, and a medium-large business customer channel, primarily serving customers with more than 100 employees. Our Corporate segment sales team is primarily organized by geography and customer size. We believe this enables us to better understand and serve customer needs, optimize sales resource coverage and strengthen relationships with vendor partners to create more sales opportunities. Our Corporate segment generated net sales of $5,334.4 million for the year ended December 31, 2011.
Public. Our Public segment is divided into government, education and healthcare customer channels. The government channel serves federal as well as state and local governments. The education channel serves higher education and K-12 customers. The healthcare channel serves customers across the healthcare provider industry. We have built sizable businesses in each of our three Public customer channels as annual net sales for the year ended December 31, 2011 exceeded $1 billion for each customer channel. Our Public segment sales teams are organized by customer channel, and within each customer channel, they are generally organized by geography, except our federal government sales teams, which are organized by agency. We believe this enables our sales teams to address the specific needs of their customer channel while promoting strong customer relationships. Our Public segment generated net sales of $3,757.2 million for the year ended December 31, 2011.
Other. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business is comprised of customized engineering services, delivered by CDW professional engineers, as well as managed services, including hosting and data center services. Certain other services, such as custom configuration and third-party services, are included in our Corporate and Public segment net sales and not in "Other." Advanced services provided by CDW professional engineers are recorded in CDW Advanced Services. Our CDW Advanced Services and Canada business segments generated net sales of $510.8 million for the year ended December 31, 2011.
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
On October 12, 2007, CDW Corporation, an Illinois corporation, was acquired through a merger transaction by an entity controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. (the “Acquisition”). CDW Corporation continued as the surviving corporation and same legal entity after the Acquisition, but became a wholly owned subsidiary of VH Holdings, Inc., a Delaware corporation.
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
Parent is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. (the “Equity Sponsors”), certain other co-investors and certain members of CDW management. See “Equity Sponsors” below.
Industry Overview
According to International Data Corporation (“IDC”), the overall U.S. technology market generated approximately $601 billion in sales in 2011, including $216 billion in hardware sales, $158 billion in software sales and $227 billion in services sales. The channels through which these products and services are delivered are highly fragmented and served by a multitude of participants. These participants include original equipment manufacturers (“OEMs”), software publishers, wholesale distributors and resellers. Wholesale distributors, such as Ingram Micro Inc., Tech Data Corporation and SYNNEX Corporation, act as intermediaries between OEMs and software publishers, on the one hand, and resellers, on the other hand, providing logistics management and supply-chain services. Resellers, which include direct marketers, value-added resellers, e-tailers and retailers, sell products and/or services directly to the end-user customer, sourcing products sold to their customers directly from OEMs and software publishers or from wholesale distributors. CDW is a technology solutions provider with both direct marketer and value-added reseller capabilities.
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
Large and knowledgeable direct selling organization
We have a large and experienced sales force, consisting of more than 3,600 coworkers, including almost 2,900 account managers and field account executives. We believe our success is due, in part, to the strength of our account managers’ dedicated relationships with customers that are developed by calling on existing and new customers, providing advice on products, responding to customer inquiries and developing solutions to our customers’ complex technology needs. The deep industry knowledge of our dedicated sales, marketing and support resources within each of our customer channels allows us to understand and solve the unique challenges and evolving technology needs of our customers. Multiple customer surveys administered by independent parties consistently show that customers view CDW as a leader in customer service compared to other multi-brand resellers and solution providers.
Highly skilled technology specialists and engineers
Our direct selling organization is supported by a team of almost 800 technology specialists and almost 600 service delivery engineers with more than 3,400 industry-recognized certifications who bring deep product and solution knowledge and experience to the technology challenges of our customers. We believe our technology specialists, who work with customers and our direct selling organization to design solutions and provide recommendations in the selection and procurement process, are an important resource and differentiator for us as we seek to expand our offerings of value-added services and solutions.
Large and established customer channels
We have grown our customer channels within the Corporate and Public segments to sizeable businesses. Our government, education, healthcare and small business channels each has net sales that exceed $1 billion. Our scale allows us to create specialized sales resources across multiple customer markets, which enables us to better understand and meet our customers’ evolving IT requirements. Our scale also provides us diversification benefits. For instance, our Public segment, which is comprised of our government, education and healthcare channels, has historically been less correlated to economic cycles, as evidenced by its 5% net sales growth in 2009 while overall technology spending declined in the U.S. market, according to IDC.
Strong, established vendor partner relationships
We believe that our strong vendor partner relationships differentiate us from other multi-brand technology solutions providers. In addition to providing a cost-effective route to market for vendor partners, we believe that many of our competitive strengths enhance our value proposition to our vendor partners. We believe we are an important extension of our vendor partners’ sales and marketing capabilities as we are the largest U.S. reseller for many of our vendor partners, including Hewlett-Packard. We have three vendor partners with whom we have annual $1 billion-plus relationships, and we have 14 vendor partners with whom we have relationships exceeding $100 million a year. As such, we are able to provide technology resources and insights to our customers that might otherwise be difficult for them to access independently or through other technology providers. Our direct selling organization, technology specialists and large customer channels allow us to develop intimate knowledge of our customers’ environments and their specific needs. Frequently, vendor partners will select CDW as a partner to develop and grow new customer solutions. We are regularly recognized with top awards from our vendor partners. In 2011, we were named Microsoft’s Volume Licensing Partner of the Year and received eight Cisco Partner of the Year awards.
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
Leverage our superior sales and marketing model
We intend to continue to leverage our large, highly productive sales and marketing organization to serve existing customer requirements, effectively target new customer prospects, improve our product and solutions offerings, maximize sales resource coverage, strategically deploy internal sales teams, technology specialists and field sales account executives, and strengthen vendor partner relationships, all with the end goal of creating profitable sales opportunities. Some of the initiatives we have implemented within the last few years, including our realignment of our medium and large Corporate account managers into geographic regions, our addition of selling resources to our healthcare customer channel and our addition of more technology specialists to facilitate sales of newer and more complex technology solutions, have contributed to an increase in our annualized net sales per coworker from $1.364 million for the quarter ended December 31, 2007 to $1.476 million for the quarter ended December 31, 2011. We plan to continue to identify and pursue opportunities that further enhance productivity. Recently, we have added sales operations supervisors to handle administrative tasks for our direct sales force coworkers, which we believe will further enhance their productivity, and we have continued to align our compensation programs to drive profitable revenue growth.
Meet our customers’ changing needs through expanded service offerings and solutions
We intend to continue to expand the range of technology solutions we offer to continue to keep pace with the technology marketplace. As customers increasingly demand more elaborate services and solutions in addition to traditional hardware and software products, we believe that expanding the range of technology solutions that we offer will enhance our value proposition to our customers and help us to maximize our revenue and profit growth potential. We have added almost 600 technology specialists since mid-2004 and almost 500 services delivery engineers since mid-2006. CDW currently has almost 800 technology specialists, organized around core solutions and aligned with our selling organization. CDW is growing its presence in geographic markets across the U.S. with coworkers focused on delivering customized engineering solutions. We plan to continue to invest in resources and training for our technology specialists and services delivery coworkers to provide our customers with the expert advice and experience they need to make the most of their technology expenditures.
Leverage relationships with leading vendor partners
We intend to continue to leverage our long-standing relationships with major vendor partners to support the growth and profitability of our business. We plan to use our vendor partner relationships to ensure that our sales organization remains well-positioned and well-trained to market new and emerging technologies to end users. As one example, we are currently working with several large vendor partners to assist them in the sales of cloud computing solutions to the small and medium business marketplace. We believe our strong vendor partner relationships will also provide collaborative opportunities for our sales organization and vendor field sales representatives to identify and fulfill additional customer requirements, creating increased sales to both new and existing customers. In addition, we plan to leverage our significant scale to maximize the benefits from volume discounts, purchase or sales rebates, vendor incentive programs and marketing development funds.
Hardware, Software and Value-Added Service Offerings
Our broad offering of multi-brand products and services includes over 100,000 discrete hardware and software products as well as comprehensive solutions. Solutions generally have hardware, software and/or service components to them. For example, a virtualization solution could include assessment and design advice, sales of servers, storage, desktops and virtualization software, a services implementation and ongoing support. While we believe customers increasingly view certain technology purchases as solutions rather than product categories, the following table sets forth our net sales by major category, based upon our internal category definitions, as this presentation is more consistent with how industry sources and competitors generally categorize technology sales. Amounts for the year ended December 31, 2010 have been reclassified for certain changes in individual product classifications to conform to the presentation for the year ended December 31, 2011.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Hardware:
Notebook/Mobile Devices	$1,340.0	14.0%	$1,142.5	13.0%
NetComm Products	1,246.4	13.0	1,149.9	13.1
Data Storage/Drives	925.6	9.6	838.5	9.5
Other Hardware	4,061.9	42.3	3,793.0	43.1
Total Hardware	$7,573.9	78.9%	$6,923.9	78.7%
Software	1,757.1	18.3	1,608.5	18.3
Services	256.8	2.7	217.0	2.4
Other (1)	14.6	0.1	51.8	0.6
Total net sales	$9,602.4	100.0%	$8,801.2	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.
Hardware
Through our broad portfolio of hardware products and strong relationships with industry leading vendor partners, we are able to provide our customers with multi-brand solutions across multiple product categories. We currently offer our customers a comprehensive selection of hardware from leading brands such as Hewlett-Packard, Cisco, Lenovo, EMC, IBM and Apple. Our hardware offerings include products across multiple categories such as network communications, notebooks/mobile devices (including tablets), data storage, video monitors, printers, desktops and servers, among others. Our multi-brand approach enables our sales force to identify the right products or combination of products to best address each customer’s specific organizational challenges, without being constrained by a particular brand. Key advantages of this strategy include the ability to satisfy customer-specific preferences and requirements, to meet compatibility needs of a customer’s existing technology infrastructure, and to offer best pricing and product availability options. In addition, our scale, strong vendor partner relationships and highly efficient sales and delivery model enable us to consistently offer competitive prices. Our strategically located distribution facilities allow us to meet even the most challenging customer requests. We also leverage drop-ship arrangements with many of our OEMs and distributors that allow us to offer even greater selection to our customers without our having to physically hold the inventory.
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
We offer our value-added services and solutions primarily through a team of technology specialists and engineers with more than 3,400 industry-recognized certifications, who bring deep product and solution knowledge and capabilities to the technology challenges of our customers. Our technology specialists work with customers and our direct selling organization to design solutions and provide recommendations in the selection and procurement process. We have almost 800 highly qualified and certified specialists, supporting numerous solutions and product categories, including unified communication, security, networking, wireless, server/storage, virtualization, mobility, power and cooling, desktop, notebook, point-of-sale, managed print services, digital signage and software. Our team of engineers, project managers, consultants and technicians in geographic markets across the U.S. support design, implementation and long-term solution management. These coworkers are continually developing and implementing customized solutions which are leveraged so that multiple customers can benefit from our implementation innovation and experience.
Customers
We serve over 250,000 customers in the U.S. and Canada. Excluding sales to the federal government, which are diversified across multiple agencies and departments and collectively accounted for approximately 10% of 2011 net sales, we are not reliant on any one customer as our next five largest customers comprised less than 2% of net sales in 2011.
Inventory Management/Distribution
We utilize our information technology systems to manage our inventory in a cost-efficient manner, resulting in a rapid-turn inventory model. We generally only stock items that have attained a minimum sales volume.
Our distribution process is highly automated. Once a customer order is received and credit approved, orders are automatically routed to one of our distribution centers for picking and shipping as well as configuration and imaging services. We operate two distribution centers: an approximately 450,000 square foot facility in Vernon Hills, Illinois, and an approximately 513,000 square foot facility in North Las Vegas, Nevada. We ship over 35 million units annually on an aggregate basis from our two distribution centers. We believe that the location of our distribution centers allows us to efficiently ship products throughout the U.S. and provide timely access to our principal distributors. Our locations enable us to obtain and ship non-stocked items quickly and efficiently. We believe that competitive sources of supply are available in substantially all of the product categories we offer. We continue to improve the productivity of our distribution centers as measured by key performance indicators such as units shipped per hour worked and bin accuracy.
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
Sales and Customer Service
We have almost 2,900 coworkers in our direct selling organization, consisting of account managers and field account executives. Including almost 800 additional customer-facing coworkers, such as our technology specialists, our total sales force exceeds 3,600. Account managers provide inside sales coverage to customers, including developing customer relationships by calling existing and potential customers, providing advice on products and services and partnering with specialists to develop and sell more complex solutions. Field account executives work within an assigned territory and interact with customers in-person, usually focusing on solutions that require a face-to-face interaction to sell to customers. Together, account managers and field account executives help us combine the benefits of a national technology solutions provider with a local presence.
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
Purchasing, Vendor Partner and Distributor Relationships
We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2011, we purchased approximately 52% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors. Purchases from wholesale distributors Ingram Micro, Tech Data and SYNNEX represented approximately 11%, 10% and 9%, respectively, of our total purchases. Sales of products manufactured by Hewlett-Packard comprised approximately 24% of our 2011 net sales. We are authorized by OEMs to sell via direct marketing all or selected products offered by the manufacturer. Our authorization with each OEM provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also operate as a reseller for major software publishers that allows the end-user customer to acquire packaged software or licensed products and services. Vendor incentive programs are at the discretion of our vendor partners and usually require the achievement of a specified sales volume or growth rate within a specified period of time to qualify for all, or some, of the incentive programs.
Competition
The market for technology products and services is highly competitive. Competition is based on the ability to tailor specific solutions to customer needs, quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. Our competition includes:

•	direct marketers such as Insight Enterprises, PC Connection, PC Mall, Softchoice and GTSI;

•	value-added resellers, including larger ones such as Logicalis, Agilysis, Sirius, and many regional and local value-added resellers;

•	manufacturers such as Dell, Hewlett-Packard and Apple, who sell directly to customers;

•	e-tailers such as Tiger Direct, Buy.com, Amazon and Newegg;

•	large service providers and system integrators such as IBM, Accenture, Hewlett-Packard and Dell; and

•	retailers such as Best Buy, Office Depot, Office Max, Staples, Wal-Mart, Sam’s Club and Costco.
We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For a discussion of the risks associated with competition, see “Risk Factors” included elsewhere in this report.
Coworkers
As of December 31, 2011, we employed more than 6,700 coworkers, none of whom is covered by collective bargaining agreements. We consider our coworker relations to be good.
Intellectual Property
The CDW trademark and certain variations thereon are registered or subject to pending trademark applications. We believe our trademarks have significant value and are important factors in our marketing programs. In addition, we own domain names, including cdw.com and cdwg.com, for our primary trademarks. Finally, we have unregistered copyrights in our website content.
Equity Sponsors
Madison Dearborn, based in Chicago, is one of the most experienced and successful private equity investment firms in the United States. Madison Dearborn has raised over $18 billion of capital since its formation in 1992 and has invested in more than 100 companies. Madison Dearborn-affiliated investment funds invest in businesses across a broad spectrum of industries, including basic industries, consumer, financial services, health care and telecom, media and technology services. Providence Equity Partners L.L.C. is a leading global private equity firm focused on media, communications, information and education investments. Providence Equity Partners L.L.C. has $23 billion of equity under management and has invested in more than 100 companies over its 20-year history. Providence Equity Partners L.L.C. is headquartered in Providence, Rhode Island and has offices in New York, Los Angeles, London, Hong Kong and New Delhi.

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
We are a highly leveraged company, and our substantial level of indebtedness increases the risk that we may be unable to generate sufficient cash to pay amounts due in respect of our indebtedness. As of December 31, 2011, we had $4.1 billion of total long-term debt outstanding, as defined by accounting principles generally accepted in the United States of America (“GAAP”), and $278.7 million of obligations outstanding under our trade financing agreements, and we had the ability to borrow an additional $679.3 million under our senior secured asset-based revolving credit facility (the “Revolving Loan”). Subject to the limits contained in our senior credit facilities and indentures, we may be able to incur additional debt from time to time, including drawing on our Revolving Loan, to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our business associated with our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•
requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries' debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

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
Our senior credit agreements and our indentures contain, and any future indebtedness of ours may contain, various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or make distributions to holders of our capital stock or to make certain other restricted payments or investments;

•	repurchase or redeem capital stock;

•	prepay, repurchase or redeem debt;

•	make loans, capital expenditures or investments or acquisitions;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets; and

•	transfer or sell assets, including capital stock of subsidiaries.
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
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2011, we had $1,540.5 million of variable rate debt outstanding. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to do so in the future on acceptable terms or that such caps or the caps we have in place now will be effective.
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
Our sales to our Public segment customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10% of 2011 net sales. An adverse change in government spending policies, budget priorities or revenue levels could cause our Public segment customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.
Our business depends on our vendor partner relationships and the availability of their products.
We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2011, we purchased approximately 52% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows.
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
Although we purchase from a diverse vendor base, in 2011, products we purchased from distributors Ingram Micro, Tech Data and SYNNEX represented 11%, 10% and 9%, respectively, of our total purchases. In addition, sales of Apple,

Cisco, Hewlett-Packard, Lenovo and Microsoft products comprise a substantial portion of our sales, representing approximately 53% of net sales in 2011. Sales of products manufactured by Hewlett-Packard represented approximately 24% of our 2011 net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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
We also are dependent upon our vendor partners for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. To the extent that a vendor's offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, our business, results of operations or cash flows could be adversely impacted.
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes:

•	direct marketers, such as Insight Enterprises, PC Connection, PC Mall, Softchoice and GTSI;

•	value-added resellers, including larger ones such as Logicalis, Agilysis, Sirius and many regional and local value-added resellers;

•	manufacturers, such as Dell, Hewlett-Packard and Apple, who sell directly to customers;

•	e-tailers, such as Tiger Direct, Buy.com, Amazon and Newegg;

•	large service providers and system integrators, such as IBM, Accenture, Hewlett-Packard and Dell; and

•	retailers such as Best Buy, Office Depot, Office Max, Staples, Wal-Mart, Sam's Club and Costco.
We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors.
Some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to our customers. In addition, traditional OEMs are increasing their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. Moreover, newer, potentially disruptive technologies exist and are being developed that deliver technology solutions as a service, for example, software as a service (SaaS) and hardware as a service (HaaS). These technologies could increase the amount of sales directly to customers rather than through resellers like us, or could lead to a reduction in our profitability. If any of these trends becomes more prevalent, it could adversely affect our business, results of operations or cash flows.

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
Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers and others. In addition, we operate three customer data centers which may store and transmit both business-critical data and confidential information of our customers. In connection with our services business, our coworkers also have access to our customers' confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, breaches in security could expose us, our customers or other individuals to a risk of public disclosure, loss or misuse of this information, resulting in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, as well as the loss of existing or potential customers and damage to our brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.
The failure to comply with our Public segment contracts or applicable laws and regulations could result in, among other things, fines or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations or cash flows.
Revenues from our Public segment customers are derived from sales to governmental departments and agencies, educational institutions and healthcare customers, through various contracts and open market sales. Sales to Public segment customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including but not limited to the False Claims Act and the Medicare and Medicaid Anti-Kickback Statute) could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other Public segment customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the Public segment. In addition, generally contracts in the Public segment are terminable at any time for convenience of the contracting agency or group purchasing organization or upon default. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.

If we fail to provide high-quality services to our customers, or if our third-party service providers fail to provide high-quality services to our customers, our reputation, business, results of operations or cash flows could be adversely affected.
Our service offerings include field services, managed services, warranties, configuration services and partner services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. Finally, we also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high quality services to our customers or such services result in a disruption of our customers' businesses, our reputation with our customers and our business, results of operations or cash flows could be adversely affected.
If we lose any of our key personnel, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.
Our success is heavily dependent upon our ability to attract, develop and retain key personnel to manage and grow our business, including our key executive, management, sales, services and technical coworkers.
Our future success will depend to a significant extent on the efforts of Thomas E. Richards, our newly appointed Chief Executive Officer effective October 1, 2011, as well as the continued service and support of John A. Edwardson, our retired Chief Executive Officer who is expected to remain as Chairman of our Board through 2012, and our other executive officers. Our future success also will depend on our ability to retain our customer-facing coworkers, who have been given critical CDW knowledge regarding, and the opportunity to develop strong relationships with, many of our customers. In addition, as we seek to expand our offerings of value-added services and solutions, our success will even more heavily depend on attracting and retaining highly skilled technology specialists and engineers, for whom the market is extremely competitive.
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
The interruption of the flow of products from suppliers could disrupt our supply chain.
A significant portion of the products we sell are manufactured or purchased by our vendor partners outside of the U.S., primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to our supply chain include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	foreign currency fluctuations;

•	natural disasters or other adverse occurrences at any of our suppliers' facilities;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes, such as strikes.
We cannot predict whether the countries in which the products we sell are purchased or manufactured, or may be purchased or manufactured in the future, will be subject to new or additional trade restrictions or sanctions imposed by the U.S. or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargos, sanctions, safeguards and customs restrictions against the products we sell, as well as foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations or cash flows.
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
We may pursue transactions, including acquisitions or alliances, in an effort to extend or complement our existing business. These types of transactions involve numerous risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management's attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses, any of which could adversely affect our operations.
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
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation.

We are subject to intellectual property infringement claims against us in the ordinary course of business, either because of the over 100,000 products we sell or the business systems we use to sell such products, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue.
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
Substantially all of the common stock of Parent is held indirectly by investment funds affiliated with, or co-investment vehicles controlled by, the Equity Sponsors. As a result, the Equity Sponsors control us and have the power to elect all of the members of Parent's board of directors and approve any action requiring the approval of the holders of Parent's stock, including approving acquisitions or sales of all or substantially all of our assets. The directors appointed by the Equity Sponsors have the ability to control decisions affecting our capital structure, including the issuance of additional debt and capital stock, the declaration of dividends, and to appoint new management. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of the Equity Sponsors might conflict with the interests of our other equity holders, debt holders or other stakeholders. Additionally, the Equity Sponsors are in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The Equity Sponsors may also separately pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Since our equity securities, which are not registered under the Securities Exchange Act of 1934, are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchange.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2011, we owned or leased a total of approximately 2.1 million square feet of space throughout the U.S. and Canada. We own two properties: a combined office and an approximately 450,000 square foot distribution center in Vernon Hills, Illinois, and an approximately 513,000 square foot distribution center in North Las Vegas, Nevada. In addition, we conduct sales, services and administrative activities in various leased locations throughout North America, including data centers in Madison, Wisconsin and Minneapolis, Minnesota.
We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability.
Item 3. Legal Proceedings
We are party to legal proceedings that arise in the ordinary course of our business, including various pending litigation matters. We are also subject to audit by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. In addition, from time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
As of December 31, 2011, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock is privately held, and there is no established public trading market for our common stock.
Holders
All of our outstanding common stock is owned by CDW Holdings LLC.
Dividends
We did not pay any dividends in 2011 or 2010.
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
The application of purchase accounting in connection with the Acquisition resulted in a new entity for financial reporting purposes. We refer to CDW Corporation and its subsidiaries prior to the Acquisition as the “Predecessor.” We refer to CDW Corporation and its subsidiaries following the Acquisition as the “Successor.” We have derived the selected financial data presented below as of December 31, 2010 and December 31, 2011 and for the years ended December 31, 2009, 2010 and 2011 from our audited consolidated financial statements and related notes, which are included elsewhere in this report. The selected financial data as of December 31, 2007 and December 31, 2008 and for the period October 12, 2007 through December 31, 2007 have been derived from Successor’s audited consolidated financial statements as of and for those periods, which are not included in this report. The selected financial data as of October 11, 2007 and for the period January 1, 2007 through October 11, 2007 have been derived from Predecessor’s audited consolidated financial statements as of and for those periods, which are not included in this report. As part of the Acquisition on October 12, 2007, we entered into various financing arrangements and, as a result, we now have a different capital structure than we had prior to the Acquisition. Accordingly, the results of operations for periods subsequent to the Acquisition will not necessarily be comparable to prior periods.
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

•
In connection with the Acquisition, we incurred certain Acquisition-related costs. This included investment banking, legal and other third-party costs, along with non-cash equity-based compensation expense resulting from the accelerated vesting of stock options and restricted stock units in connection with the Acquisition. During the periods January 1, 2007 to October 11, 2007, and October 12, 2007 to December 31, 2007, we incurred $144.4 million and $26.7 million, respectively, of these Acquisition-related costs.

•
During the years ended December 31, 2008 and 2009, we recorded goodwill impairment charges of $1,712.0 million and $241.8 million, respectively. These impairments were primarily attributable to deterioration in macroeconomic conditions and overall declines in net sales.

•
During the year ended December 31, 2011, we recorded a net loss on extinguishments of long-term debt of $118.9 million. The loss represented the difference between the amount paid upon extinguishment, including call premiums and expenses paid to the debt holders and agents, and the net carrying amount of the extinguished debt, adjusted for a portion of the unamortized deferred financing costs.

	Predecessor	Successor
	Period from January 1, 2007 to October 11,	Period from October 12, 2007 to December 31,	Year Ended December 31,
(in millions)	2007	2007	2008	2009	2010	2011
Statement of Operations Data:
Net sales	$6,344.3	$1,800.2	$8,071.2	$7,162.6	$8,801.2	$9,602.4
Cost of sales	5,320.8	1,505.8	6,710.2	6,029.7	7,410.4	8,015.0

Gross profit	1,023.5	294.4	1,361.0	1,132.9	1,390.8	1,587.4

Selling and administrative expenses	656.0	221.8	894.8	821.1	932.1	994.0
Advertising expense	97.3	27.0	141.3	101.9	106.0	122.7
Goodwill impairment	—	—	1,712.0	241.8	—	—

Income (loss) from operations	270.2	45.6	(1,387.1)	(31.9)	352.7	470.7

Interest income (expense), net	16.8	(104.6)	(390.3)	(431.7)	(391.9)	(324.2)
Net gain (loss) on extinguishments of long-term debt	—	—	—	—	2.0	(118.9)
Other (expense) income, net	(0.6)	0.2	0.2	2.4	0.2	0.7

Income (loss) before income taxes	286.4	(58.8)	(1,777.2)	(461.2)	(37.0)	28.3

Income tax (expense) benefit	(112.1)	18.5	12.1	87.8	7.8	(11.2)

Net income (loss)	$174.3	$(40.3)	$(1,765.1)	$(373.4)	$(29.2)	$17.1

Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$664.3	$15.6	$94.4	$88.0	$36.6	$99.9
Working capital	1,418.3	836.0	877.6	923.2	675.4	538.2
Total assets	2,615.2	8,296.4	6,276.3	5,976.0	5,943.8	5,949.6
Total debt and capitalized lease obligations (1)	0.3	4,617.7	4,633.5	4,621.9	4,290.0	4,066.0
Total shareholders’ equity (deficit)	1,737.4	2,068.9	262.2	(44.7)	(43.5)	(7.3)

Other Financial Data:
Capital expenditures	$38.7	$8.0	$41.1	$15.6	$41.5	$45.7
Depreciation and amortization	33.7	46.3	218.4	218.2	209.4	204.9
Gross profit as a percentage of net sales	16.1%	16.4%	16.9%	15.8%	15.8%	16.5%
Ratio of earnings to fixed charges (2)	63:1	(a)	(a)	(a)	(a)	1:1
EBITDA (3)	303.3	92.1	(1,168.5)	188.7	564.3	557.4
Adjusted EBITDA (3)	456.9	125.0	570.6	465.4	601.8	717.3

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities (4)	$198.8	$(123.7)	$215.4	$107.6	$423.7	$214.7
Investing activities	200.0	(6,399.6)	(60.3)	(82.6)	(125.4)	(56.0)
Financing activities (4)	115.9	6,539.0	(75.8)	(31.9)	(350.1)	(95.4)

(1)
Excludes borrowings of $122.8 million, $75.3 million, $34.1 million, $25.0 million, $28.2 million and $278.7 million, as of October 11, 2007, December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010 and December 31, 2011, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(2)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes minus income from equity investees plus fixed charges. Fixed charges consist of interest expensed and the portion of rental expense we believe is representative of the interest component of rental expense.

(a)
For the period October 12, 2007 to December 31, 2007 and the years ended December 31, 2008, 2009 and 2010, earnings available for fixed charges were inadequate to cover fixed charges by $58.8 million, $1,777.2 million, $461.2 million and $37.0 million, respectively.

(3)
EBITDA is defined as consolidated net income (loss) before interest income (expense), income tax benefit (expense), depreciation, and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, is calculated by adjusting EBITDA for certain items of income and expense including (but not limited to) the following: (a) non-cash equity-based compensation; (b) goodwill impairment charges; (c) sponsor fees; (d) certain consulting fees; (e) debt-related legal and accounting costs; (f) equity investment income and losses; (g) certain severance and retention costs; (h) gains and losses from the early extinguishment of debt; (i) gains and losses from asset dispositions outside the ordinary course of business; (j) Acquisition-related costs; (k) equity compensation payroll taxes; and (l) non-recurring, extraordinary or unusual gains or losses or expenses.

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
The following unaudited table sets forth reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Predecessor	Successor
	Period from January 1, 2007 to October 11,	Period from October 12, 2007 to December 31,	Year Ended December 31,
(in millions)	2007	2007	2008	2009	2010	2011
Net income (loss)	$174.3	$(40.3)	$(1,765.1)	$(373.4)	$(29.2)	$17.1
Depreciation and amortization	33.7	46.3	218.4	218.2	209.4	204.9
Income tax expense (benefit)	112.1	(18.5)	(12.1)	(87.8)	(7.8)	11.2
Interest (income) expense, net	(16.8)	104.6	390.3	431.7	391.9	324.2
EBITDA	303.3	92.1	(1,168.5)	188.7	564.3	557.4

Non-cash equity-based compensation	7.5	4.2	17.8	15.9	11.5	19.5
Acquisition-related costs (i)	144.4	26.7	—	—	—	—
Sponsor fees	—	2.0	5.0	5.0	5.0	5.0
Consulting and debt-related professional fees	—	—	4.3	14.1	15.1	5.1
Goodwill impairment	—	—	1,712.0	241.8	—	—
Net (gain) loss on extinguishments of long-term debt	—	—	—	—	(2.0)	118.9
Other adjustments (ii)	1.7	—	—	(0.1)	7.9	11.4
Adjusted EBITDA	$456.9	$125.0	$570.6	$465.4	$601.8	$717.3

(i)	Non-cash equity-based compensation expense of $25.3 million related to the Acquisition is included in Acquisition-related costs in the Predecessor period from January 1, 2007 to October 11, 2007.

(ii)
Includes certain severance and retention costs, equity investment income and the gain related to the sale of the Informacast software and equipment for periods subsequent to the Acquisition. Includes equity compensation payroll taxes for the period prior to the Acquisition.
The following unaudited table sets forth a reconciliation of EBITDA to net cash provided by (used in) operating activities for the periods presented:

	Predecessor	Successor
	Period from January 1, 2007 to October 11,	Period from October 12, 2007 to December 31,	Year Ended December 31,
(in millions)	2007	2007	2008	2009	2010	2011
EBITDA	$303.3	$92.1	$(1,168.5)	$188.7	$564.3	$557.4
Depreciation and amortization	(33.7)	(46.3)	(218.4)	(218.2)	(209.4)	(204.9)
Income tax benefit (expense)	(112.1)	18.5	12.1	87.8	7.8	(11.2)
Interest income (expense), net	16.8	(104.6)	(390.3)	(431.7)	(391.9)	(324.2)
Net income (loss)	174.3	(40.3)	(1,765.1)	(373.4)	(29.2)	17.1

Depreciation and amortization	33.7	46.3	218.4	218.2	209.4	204.9
Goodwill impairment	—	—	1,712.0	241.8	—	—
Equity-based compensation expense	32.8	4.2	17.8	15.9	11.5	19.5
Amortization of deferred financing costs	—	13.4	38.6	16.2	18.0	15.7
Deferred income taxes	(24.1)	(12.6)	(39.9)	(94.4)	(4.3)	(10.2)
Allowance for doubtful accounts	(3.9)	—	0.4	(0.2)	(1.3)	0.4
Realized loss on interest rate swap agreements	—	—	18.6	103.2	51.5	2.8
Mark to market loss on interest rate derivatives	—	—	—	—	4.7	4.2
Net (gain) loss on extinguishments of long-term debt	—	—	—	—	(2.0)	118.9
Gross excess tax benefits from equity-based compensation	(73.6)	—	—	—	—	—
Net loss (gain) on sale and disposal of assets	0.6	—	0.5	(1.7)	0.7	0.3
Changes in assets and liabilities	59.0	(134.8)	14.1	(18.0)	165.3	(158.3)
Other non-cash items	—	0.1	—	—	(0.6)	(0.6)
Net cash provided by (used in) operating activities (4)	$198.8	$(123.7)	$215.4	$107.6	$423.7	$214.7

(4)
Amounts have been revised. For further information and a summary of the revisions for the years ended December 31, 2009 and 2010, see Note 1 to the consolidated financial statements included in this report. The revision for the period from January 1, 2007 to October 11, 2007 resulted in a decrease to cash flows from operating activities of $14.7 million with an equal and offsetting increase to cash flows from financing activities. The revision for the period from October 12, 2007 to December 31, 2007 resulted in an increase to cash flows from operating activities of $47.5 million with an equal and offsetting decrease to cash flows from financing activities. The revision for the year ended December 31, 2008 resulted in an increase to cash flows from operating activities of $41.2 million with an equal and offsetting decrease to cash flows from financing activities.

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
Overview
We are a leading multi-brand technology solutions provider to business, government, education and healthcare customers in the U.S. and Canada. We provide comprehensive and integrated solutions for our customers’ technology needs through our extensive hardware, software and value-added service offerings. Our breadth of offerings allows our customers to streamline their procurement processes by partnering with us as a complete technology solutions provider. Our hardware offerings include products with leading brands across multiple categories such as network communications, notebooks/mobile devices (including tablets), data storage, video monitors, printers, desktops and servers, among others. Our software offerings include licensing, licensing management and software solutions and services that help our customers to optimize their software investments. We offer a full-suite of value-added services, which typically are delivered as part of a technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully-integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary services including installations, sales of warranties and managed services such as remote network and data center monitoring. We believe both software and service offerings will be important growth areas for us in the future.
We have two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. Our Corporate segment is divided into a medium-large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business consists primarily of customized engineering services delivered by CDW professional engineers and managed services, including hosting and data center services. Revenues from the sale of hardware, software, custom configuration and third-party provided services are recorded within our Corporate and Public segments.
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
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers' willingness to spend on information technology. During the economic downturn beginning in late 2008 and into 2009, we experienced significantly lower net sales and gross profit as our customers generally reduced spending on information technology products and services. Net sales and gross profit declined 11.3% and 16.8%, respectively, in 2009 compared to 2008. During 2010, we experienced significant increases in net sales, gross profit and operating income compared to 2009 partially driven by general growth and higher demand in the information technology industry overall. Net sales, gross profit and operating income increased 22.9%, 22.8% and 1,205.3%, respectively, in 2010 compared to 2009. During 2011, we continued to experience year-over-year increases in net sales, gross profit and operating income at a more moderate level compared to the higher growth rates we experienced in 2010. Net sales, gross profit and operating income increased 9.1%, 14.1% and 33.5%, respectively, in 2011 compared to 2010. While the U.S. economy did not grow as rapidly in 2011 as it did in 2010, our results benefited from higher demand in the information technology industry overall, as well as our focus on growing market share. Our Corporate segment grew net sales by 10.4% driven by hardware unit volume growth, and our Public segment grew net sales by 5.5% driven by 22.7% growth in the healthcare customer channel. Government and education net sales declined 1.8% and 0.2%, respectively, primarily due to budget pressures in these customer channels. Gross profit increased 70 basis points as a percentage of net sales to 16.5%, driven by favorable price/mix changes within product margin and a higher mix of commission and net service contract revenue. Operating income increased by 33.5% driven by sales growth, gross margin expansion and our continued focus on cost management.
While economic conditions and our recent operating results have generally improved, competitive pricing pressures continue in the market. Downturns in the global economy, declines in the availability of credit, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10% of our net sales in 2011. Further, our sales to state and local governments accounted for approximately 4% of our net sales in 2011. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. See “Risk factors-Risks related to our business” for further discussion.
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA, a non-GAAP financial measure, also provides helpful information as it is the primary measure used in certain financial covenants contained in our senior credit facilities. In addition to net sales, gross profit and operating income discussed above, the following key measures improved in 2011 compared to 2010:

•	Average daily sales increased 8.7% to $37.7 million

•	Adjusted EBITDA increased 19.2% to $717.3 million

•	The cash conversion cycle decreased from 32 days to 27 days

•	Availability under the senior secured asset-based revolving credit facility at the end of the year increased from $548 million to $679 million

•	The senior secured leverage ratio decreased from 3.9 to 2.7

Results of Operations
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$9,602.4	100.0%	$8,801.2	100.0%
Cost of sales	8,015.0	83.5	7,410.4	84.2

Gross profit	1,587.4	16.5	1,390.8	15.8

Selling and administrative expenses	994.0	10.3	932.1	10.6
Advertising expense	122.7	1.3	106.0	1.2

Income from operations	470.7	4.9	352.7	4.0

Interest expense, net	(324.2)	(3.4)	(391.9)	(4.4)
Net (loss) gain on extinguishments of long-term debt	(118.9)	(1.2)	2.0	—
Other income, net	0.7	—	0.2	—

Income (loss) before income taxes	28.3	0.3	(37.0)	(0.4)

Income tax (expense) benefit	(11.2)	(0.1)	7.8	0.1

Net income (loss)	$17.1	0.2%	$(29.2)	(0.3)%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollar Change	Percent Change (1)
Corporate	$5,334.4	55.6%	$4,833.6	54.9%	$500.8	10.4%
Public	3,757.2	39.1	3,560.6	40.5	196.6	5.5
Other	510.8	5.3	407.0	4.6	103.8	25.5
Total net sales	$9,602.4	100.0%	$8,801.2	100.0%	$801.2	9.1%

(1)	There were 255 and 254 selling days in the years ended December 31, 2011 and 2010, respectively. On an average daily basis, total net sales increased 8.7%.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2011 and 2010:

(in millions)	Years Ended December 31,
	2011	2010	Dollar Change	Percent Change
Corporate:
Medium / Large	$4,287.1	$3,867.3	$419.8	10.9%
Small Business	1,047.3	966.3	81.0	8.4
Total Corporate	$5,334.4	$4,833.6	$500.8	10.4%

Public:
Government	$1,343.5	$1,368.6	$(25.1)	(1.8)%
Education	1,197.7	1,200.6	(2.9)	(0.2)
Healthcare	1,216.0	991.4	224.6	22.7
Total Public	$3,757.2	$3,560.6	$196.6	5.5%
Total net sales in 2011 increased $801.2 million, or 9.1%, to $9,602.4 million, compared to $8,801.2 million in 2010.  There were 255 and 254 selling days in the years ended December 31, 2011 and 2010, respectively. On an average daily basis, total net sales increased 8.7%. The increase in total net sales was the result of general volume growth and increased demand in the information technology industry overall, in addition to our focus on growing market share. The most significant drivers of sales growth in 2011 were hardware unit volume growth in notebook/mobile devices, desktop computers and netcomm products, along with growth in software products.
Corporate segment net sales in 2011 increased $500.8 million, or 10.4%, compared to 2010. Within our Corporate segment, net sales to medium / large customers increased 10.9% between years, and net sales to small business customers increased 8.4% between years. These increases were primarily a result of hardware unit volume growth, most notably in notebook/mobile devices and netcomm products, and growth in software products as we continued to benefit from increased demand from our Corporate customers. Public segment net sales in 2011 increased $196.6 million, or 5.5%, between years as growth in the healthcare customer channel more than offset slight declines in the government and education customer channels. Net sales to healthcare customers increased $224.6 million, or 22.7%, between years, primarily driven by hardware unit volume increases in desktop computers, notebook/mobile devices and netcomm products, growth in software products and additional sales from an expanded relationship with a group purchasing organization. Net sales to government customers decreased $25.1 million, or 1.8%, in 2011 compared to 2010 driven by a 10.2% decline between years for the first nine months of 2011, partially offset by net sales growth of 22.8% between years for the fourth quarter of 2011. Although government spending was impacted negatively throughout 2011 as a result of budget constraints and uncertainty, net sales to federal government customers drove the fourth quarter increase of 22.8% in the government customer channel. The fourth quarter of 2011 benefited from increased orders placed late in the third quarter, the end of the federal government's fiscal year, that shipped during the fourth quarter, compared to the same period of the prior year. Net sales to education customers decreased $2.9 million, or 0.2%, between years, due to continuing budget pressures.
Gross profit
Gross profit increased $196.5 million, or 14.1%, to $1,587.4 million in 2011, compared to $1,390.8 million in 2010. As a percentage of total net sales, gross profit was 16.5% in 2011, up from 15.8% in 2010. Gross profit margin increased 70 basis points between years, primarily due to favorable price/mix changes within product margin across most product categories of 30 basis points, and a higher mix of commission and net service contract revenue of 20 basis points. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales amount. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $61.9 million, or 6.6%, to $994.0 million in 2011, compared to $932.1 million in 2010. The increase was primarily due to higher payroll costs of $62.1 million driven by increased sales commissions and other variable compensation costs consistent with higher sales and gross profit and an increase in the number of coworkers in 2011. Our sales force increased to 3,636 coworkers at December 31, 2011, compared to 3,405 coworkers at December 31, 2010, while total coworker count increased to 6,745 coworkers at December 31, 2011, compared to 6,268 coworkers at December 31, 2010. We also had increases in profit sharing/401(k) expense of $4.9 million, travel and entertainment expense of $3.7 million and bad debt expense of $2.7 million. These increases were partially offset by lower consulting and debt-related professional fees of $10.0 million, lower depreciation and amortization expense of $4.2 million, lower healthcare benefits expense of $3.6 million and lower sales and use tax expense of $3.3 million.
Advertising expense
Advertising expense increased $16.7 million, or 15.7%, to $122.7 million in 2011, compared to $106.0 million in 2010. Higher expenses were due to increased spending on web-based advertising, TV advertising and customer-focused marketing events. As a percentage of net sales, advertising expense was 1.3% in 2011, compared to 1.2% in 2010.
Income (loss) from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$331.6	6.2%	$256.2	5.3%	29.4%
Public	233.3	6.2	193.0	5.4	20.9
Other	17.5	3.4	14.3	3.5	22.3
Headquarters (2)	(111.7)	nm	(110.8)	nm	(0.8)
Total income (loss) from operations	$470.7	4.9%	$352.7	4.0%	33.5%

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.
Income from operations was $470.7 million in 2011, an increase of $118.0 million, or 33.5%, compared to $352.7 million in 2010. This increase was driven by higher net sales and gross profit, partially offset by higher advertising expense and selling and administrative expenses.
Corporate segment income from operations was $331.6 million in 2011, an increase of $75.4 million, or 29.4%, compared to $256.2 million in 2010. The increase in Corporate segment income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $49.6 million in 2011 compared to 2010. In addition, Corporate segment income from operations benefited from an increase of $28.3 million in income allocations from our logistics operations in 2011 compared to 2010. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support structure costs remained flat. Partially offsetting the above items was an increase in Headquarters' expense allocations to the Corporate segment of $2.5 million.
Public segment income from operations was $233.3 million in 2011, an increase of $40.3 million, or 20.9%, compared to $193.0 million in 2010. The increase reflected higher operating income before allocations of $25.9 million as a result of higher net sales and gross profit margin, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $15.1 million in income allocations from our logistics operations in 2011 compared to 2010.

The loss from operations for our Headquarters' function of $111.7 million in 2011 was flat compared to the loss from operations of $110.8 million in 2010.
Interest expense, net
At December 31, 2011, our outstanding long-term debt, excluding capital leases, totaled $4,066.0 million. Net interest expense in 2011 was $324.2 million, a decrease of $67.7 million compared to $391.9 million in 2010. Interest expense was reduced by $19.4 million in 2011 due to a decrease in the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of senior notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. The remaining decrease of $48.3 million was primarily due to lower effective interest rates in 2011 resulting from the termination of our interest rate swaps in January 2011 and the debt refinancing activities completed during the first half of 2011, partially offset by non-cash gains on hedge ineffectiveness recorded to interest expense in the prior year.
Net (loss) gain on extinguishments of long-term debt
During 2011, we recorded a net loss on extinguishments of long-term debt of $118.9 million in 2011 compared to a net gain on extinguishments of long-term debt of $2.0 million in 2010.
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
During 2010, we recorded a net gain of $2.0 million on the extinguishments of long-term debt resulting from two transactions. In March 2010, we repurchased $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. We recorded a gain of $9.2 million representing the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The $28.5 million in principal amount of senior subordinated debt that was repurchased was exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation. In December 2010, we extinguished $500.0 million of the outstanding principal balance of our senior secured term loan facility funded by proceeds from the issuance of 8.0% senior secured notes due 2018. We recorded a loss of $7.2 million on the extinguishment of the senior secured term loan facility, representing a write-off of a portion of the unamortized deferred financing costs. There was no additional gain or loss resulting from the paydown of the debt balance, as the cash paid equaled the principal amount of the debt extinguished.
Income tax (expense) benefit
Income tax expense was $11.2 million in 2011, compared to an income tax benefit of $7.8 million in 2010. The effective income tax rate, expressed as a percentage of income before income taxes, was 39.7% in 2011. An effective tax rate of 21.1% was recognized in 2010, reflecting the impact of permanent items in relation to a relatively small pre-tax loss.
Net income (loss)
Net income was $17.1 million in 2011, compared to a net loss of $29.2 million in 2010.
Adjusted EBITDA
Adjusted EBITDA was $717.3 million in 2011, an increase of $115.4 million, or 19.2%, compared to $601.8 million in 2010. As a percentage of net sales, Adjusted EBITDA was 7.5% and 6.8% in 2011 and 2010, respectively.
We have included a reconciliation of EBITDA and Adjusted EBITDA for 2011 and 2010 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. See “Selected Financial Data” included elsewhere in this report for a reconciliation of EBITDA to cash flows from operating activities.

(in millions)	Year Ended December 31,
	2011	2010
Net income (loss)	$17.1	$(29.2)
Depreciation and amortization	204.9	209.4
Income tax expense (benefit)	11.2	(7.8)
Interest expense, net	324.2	391.9
EBITDA	557.4	564.3

Adjustments:
Non-cash equity-based compensation	19.5	11.5
Sponsor fee	5.0	5.0
Consulting and debt-related professional fees	5.1	15.1
Net loss (gain) on extinguishments of long-term debt	118.9	(2.0)
Other adjustments (1)	11.4	7.9
Total adjustments	159.9	37.5

Adjusted EBITDA	$717.3	$601.8
(1)Other adjustments include certain retention costs and equity investment income.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$8,801.2	100.0%	$7,162.6	100.0%
Cost of sales	7,410.4	84.2	6,029.7	84.2

Gross profit	1,390.8	15.8	1,132.9	15.8

Selling and administrative expenses	932.1	10.6	821.1	11.4
Advertising expense	106.0	1.2	101.9	1.4
Goodwill impairment	—	—	241.8	3.4

Income (loss) from operations	352.7	4.0	(31.9)	(0.4)

Interest expense, net	(391.9)	(4.4)	(431.7)	(6.0)
Net gain on extinguishments of long-term debt	2.0	—	—	—
Other income, net	0.2	—	2.4	—

Loss before income taxes	(37.0)	(0.4)	(461.2)	(6.4)

Income tax benefit	7.8	0.1	87.8	1.2

Net loss	$(29.2)	(0.3)%	$(373.4)	(5.2)%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollar Change	Percent Change (1)
Corporate	$4,833.6	54.9%	$3,818.2	53.3%	$1,015.4	26.6%
Public	3,560.6	40.5	3,035.5	42.4	525.1	17.3
Other	407.0	4.6	308.9	4.3	98.0	31.8
Total net sales	$8,801.2	100.0%	$7,162.6	100.0%	$1,638.5	22.9%

(1)	There were 254 selling days in both the years ended December 31, 2010 and 2009.
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
Total net sales in 2010 increased $1,638.5 million, or 22.9%, to $8,801.2 million, compared to $7,162.6 million in 2009. There were 254 selling days in both 2010 and 2009. The increase in total net sales was the result of general growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. The most significant driver of sales growth in 2010 was the rebound by our Corporate segment, which was significantly impacted by the economic downturn in the U.S. that began in late 2008 and continued through 2009.
Corporate segment net sales in 2010 increased $1,015.4 million, or 26.6%, compared to 2009. Within our Corporate segment, net sales to medium / large customers increased 28.3% between years, while net sales to small business customers increased 20.3%. These increases were driven by hardware unit volume growth, most notably in notebook/mobile devices and desktop computers, as we benefited from increased demand during 2010 from our Corporate segment customers who had generally postponed spending on information technology in 2009 as a result of the economic downturn. Public segment net sales in 2010 increased $525.1 million, or 17.3%, between years driven by growth across all customer channels. Within our Public segment, sales to government customers increased 7.7% between years, but at a lesser rate than other channels, as Federal sales in 2009 included a relatively high volume of large one-time orders. Net sales to healthcare customers increased $267.1 million, or 36.9%, between years driven by volume increases and additional sales resulting from an expanded relationship with a group purchasing organization beginning in the fourth quarter of 2009.
Gross profit
Gross profit increased $258.0 million, or 22.8%, to $1,390.8 million in 2010, compared to $1,132.9 million in 2009, which reflected increased sales across our hardware, software and services categories. The increase in gross profit dollars was driven primarily by unit growth and favorable price/mix within the hardware sales category. Consolidated product margin remained relatively flat between years, as sustained competitive pressures in the marketplace continued to impact average selling prices. As a percentage of total net sales, gross profit was 15.8% in both 2010 and 2009. Vendor funding, including purchase discounts, volume rebates and cooperative advertising, increased in 2010, but was relatively flat as a percentage of net sales between years. Gross margin was favorably impacted by higher volume rebates both in terms of dollars and as a percentage of sales, largely offset by the impact of lower cooperative advertising income as a percentage of sales. Following the first quarter of 2010, gross profit margin by quarter improved on a year-over-year basis, as general economic conditions improved.
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

Income (loss) from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$256.2	5.3%	$(56.7)	(1.5)%	551.8%
Public	193.0	5.4	150.7	5.0	28.0
Other	14.3	3.5	(23.2)	(7.5)	161.6
Headquarters (2)	(110.8)	nm	(102.7)	nm	(7.8)
Total income (loss) from operations	$352.7	4.0%	$(31.9)	(0.4)%	1,205.3%

Goodwill impairment included in loss from operations:
Corporate	$—	—%	$(212.4)	(5.6)%	nm
Public	—	—	(1.1)	—	nm
Other	—	—	(28.3)	(9.2)	nm
Total goodwill impairment	$—	—%	$(241.8)	(3.4)%	nm

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
Interest expense, net
At December 31, 2010, our outstanding long-term debt, excluding capital leases, totaled $4,289.1 million. Net interest expense was $391.9 million in 2010, compared to $431.7 million in 2009. The decrease in interest expense was primarily due to the year-over-year change in the net non-cash impact of hedge ineffectiveness recorded in interest expense on the interest rate swap agreements which resulted in a gain of $25.8 million in 2010, compared to a loss of $28.7 million in 2009. Also contributing to the decrease were lower average outstanding debt balances during 2010 compared to 2009. Partially offsetting these items was a higher interest rate on the senior secured term loan facility as a result of a November 2009 amendment to this facility and increased expense due to changes in the fair value of the interest rate cap agreements.
Net gain on extinguishments of long-term debt
We recorded a net gain of $2.0 million on the extinguishment of long-term debt resulting from two transactions during 2010.
In March 2010, we repurchased $28.5 million of principal amount of the outstanding senior subordinated debt for a purchase price of $18.6 million. We recorded a gain of $9.2 million on the extinguishment of this debt in our consolidated statement of operations during the first quarter of 2010. The gain represents the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The $28.5 million in principal amount of debt was exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.
In December 2010, we extinguished $500.0 million of the outstanding principal balance of our senior secured term loan facility funded by proceeds from the issuance of 8.0% senior secured notes due 2018. We recorded a loss of $7.2 million on the extinguishment of this debt in our consolidated statement of operations during the fourth quarter of 2010. This loss represents a write-off of a portion of the unamortized deferred financing costs on the senior secured term loan facility. There was no additional gain or loss resulting from the paydown of the debt balance, as the cash paid equaled the principal amount of the debt extinguished.
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

(in millions)	Year Ended December 31,
	2010	2009
Net loss	$(29.2)	$(373.4)
Depreciation and amortization	209.4	218.2
Income tax benefit	(7.8)	(87.8)
Interest expense, net	391.9	431.7
EBITDA	564.3	188.7

Adjustments:
Goodwill impairment	—	241.8
Non-cash equity-based compensation	11.5	15.9
Sponsor fee	5.0	5.0
Consulting and debt-related professional fees	15.1	14.1
Net gain on extinguishments of long-term debt	(2.0)	—
Other adjustments (1)	7.9	(0.1)
Total adjustments	37.5	276.7

Adjusted EBITDA	$601.8	$465.4

(1)	Other adjustments include certain severance and retention costs, equity investment income and the gain related to the sale of Informacast software and equipment in 2009.
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

Cash Flows
We have revised our consolidated statements of cash flows for the years ended December 31, 2010 and 2009. See Notes 1 and 20 to the consolidated financial statements for further information.
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Years Ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$214.7	$423.7	$107.6
Investing activities	(56.0)	(125.4)	(82.6)
Financing activities	(95.4)	(350.1)	(31.9)
Effect of exchange rate changes on cash and cash equivalents	—	0.4	0.5
Net increase (decrease) in cash and cash equivalents	$63.3	$(51.4)	$(6.4)
Operating Activities
Net cash provided by operating activities for 2011 decreased $209.0 million compared to 2010.  The decrease was primarily driven by the changes in assets and liabilities, resulting in a $323.6 million reduction in cash between years. For 2011, the changes in assets and liabilities, excluding cash and cash equivalents, reduced cash by $158.3 million compared to a cash contribution of $165.3 million in 2010. The most significant driver of the cash contribution in 2010 was an increase in accounts payable-trade of $269.3 million as we reduced the amount of accelerated payments we made in exchange for early pay discounts at December 31, 2010 compared to the prior year. Accounts payable-trade decreased $19.8 million in 2011 compared to 2010, resulting in a relatively small reduction in cash. Cash flow from operating activities was further reduced by $83.7 million in 2011 compared to 2010 following an increase in accounts receivable between years driven by higher fourth quarter net sales in 2011. During 2011, we collected $53.3 million in cash tax refunds which reduced other assets between years, resulting in an increase in cash flow from operating activities. Net income, including the impact of non-cash items such as gains and losses on extinguishment of long-term debt, increased $114.6 million between years reflecting our improved operating results in 2011.
Net cash provided by operating activities for 2010 increased $316.1 million compared to 2009. This increase was primarily driven by the changes in assets and liabilities between years. For 2010, the changes in assets and liabilities, excluding cash and cash equivalents, contributed $165.3 million to cash compared to changes in assets and liabilities for 2009 that decreased cash by $18.0 million. The changes in assets and liabilities were primarily due to an increase in accounts payable-trade as we reduced the amount of accelerated payments we made in exchange for early pay discounts at December 31, 2010 compared to the prior year. Accounts payable-trade also increased more significantly in 2010 compared to the prior year to support the growth of the business and increased inventory levels. Net income, including the impact of non-cash items, also increased $132.8 million between years given the improved operating performance in 2010.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	December 31,
	2011	2010	2009
Days of sales outstanding (DSO) (1)	44	43	46
Days of supply in inventory (DIO) (2)	15	15	15
Days of purchases outstanding (DPO) (3)	(32)	(26)	(20)
Cash conversion cycle	27	32	41

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

The cash conversion cycle decreased to 27 days at December 31, 2011 compared to 32 days at December 31, 2010, driven by a six-day increase in DPO. The increase in DPO reflects a higher combined balance of accounts payable-trade and accounts payable-inventory financing at December 31, 2011 compared to December 31, 2010 as purchase volumes increased to support higher net sales and we received more favorable payment terms for payables related to certain vendors. The one-day increase in DSO primarily reflects our overall sales growth and a higher proportion of government sales in the fourth quarter of 2011 compared to the same period in 2010.
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
For tax purposes, we were deemed to have paid a redemption premium in connection with the amendment to the senior secured term loan facility in December 2010 that, in addition to certain expenses, we deducted in determining taxable income. As a result, we incurred a net operating loss for tax purposes that resulted in a receivable of $53.3 million for refunds of previously paid income taxes. As of December 31, 2011, we had received the full amount of the refunds.
Investing Activities
Net cash used in investing activities in 2011 decreased $69.4 million compared to 2010. This decline was primarily due to a reduction in cash payments between years of $71.5 million under our interest rate swap agreements, as the $6.6 million paid in 2011 reflected the final payment upon termination of the swap agreements on January 14, 2011. Capital expenditures were $45.7 million for 2011 and $41.5 million for 2010, primarily for improvements to our information technology systems during both years. During 2011 and 2010, we paid $3.7 million and $5.9 million, respectively, for new interest rate cap agreements.
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
Financing Activities
Net cash used in financing activities decreased $254.7 million in 2011 compared to 2010, primarily driven by higher cash contributions of $247.3 million from accounts payable-inventory financing. As discussed below under the caption “Inventory Financing Arrangements,” in June 2011 we entered into a new inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from a certain vendor. Inventory purchases from this vendor under the new agreement are included in accounts payable-inventory financing and reported as cash flows from financing activities. A combination of the increase in overall purchase volume under inventory financing agreements to support higher net sales in 2011 along with more favorable payment terms under the new inventory financing agreement drove the majority of the increase in cash flows from financing activities during 2011 compared to 2010. The net impact of our debt transactions resulted in cash outflows of $346.4 million during 2011 compared to cash outflows of $352.7 million during 2010.
Net cash used in financing activities increased $318.2 million for 2010 compared to 2009. This change was primarily due to net repayments of $303.3 million that reduced our outstanding balance under our senior secured asset-based revolving credit facility. We did not make any repayments under that facility in 2009.

Long-Term Debt and Financing Arrangements
Long-term debt, excluding capital leases, was as follows:

(in millions)	December 31,
	2011	2010
Senior secured asset-based revolving credit facility	$—	$188.1
Senior secured term loan facility	1,540.5	1,672.5
Senior secured notes due 2018	500.0	500.0
Senior notes due 2015	129.0	1,207.0
Senior notes due 2019	1,175.0	—
Senior subordinated notes due 2017	721.5	721.5
Total long-term debt	4,066.0	4,289.1
Less current maturities of long-term debt	(201.0)	(132.0)
Long-term debt, excluding current maturities	$3,865.0	$4,157.1
As of December 31, 2011, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At December 31, 2011, we had no outstanding borrowings under the Revolving Loan, $1.7 million of undrawn letters of credit and $219.0 million reserved related to the floorplan sub-facility.
On June 24, 2011, we entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increased the overall revolving credit facility capacity available to us from $800.0 million to $900.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) added a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to both the maturity of the non-extended portion of our senior secured term loan facility and the maturity of our senior exchange notes due 2015, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150 million, (iv) increased the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increased the applicable interest rate margin, and (vi) incorporated a $300.0 million floorplan sub-facility, which was increased to $400.0 million on August 2, 2011. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $1.6 million in the consolidated statement of operations for the year ended December 31, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.
As described in Note 5 to the consolidated financial statements, in connection with the floorplan sub-facility, we entered into the Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and noninterest bearing. We will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of December 31, 2011, we owed the financial intermediary $212.2 million under the Revolving Loan financing agreement, which excludes $6.8 million in reserves for open orders that reduce the availability under the Revolving Loan. The total amount reported on the consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan financing agreement includes $212.2 million owed to the financial intermediary and $28.5 million accrued for product in transit. Changes in cash flows from the Revolving Loan financing agreement are reported in financing activities on the consolidated statement of cash flows.
Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon our average daily excess cash availability under the agreement and after September 30, 2011 is subject to a reduction of 0.25% if, and for as long as, the senior secured leverage ratio is less than 3.0. The senior secured leverage ratio is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements and capital leases) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP measure, for the four most recently ended fiscal quarters. The margins on the previous revolving loan credit facility varied from 1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2011, the borrowing base was $1,072.1 million as supported by eligible inventory and accounts receivable balances as of November 30, 2011. We could have borrowed up to an additional $679.3 million under the Revolving Loan at December 31, 2011.
CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should we fall below the minimum average daily excess cash availability requirement for five consecutive business days, we become subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.
Senior Secured Term Loan Facility (“Term Loan”)
At December 31, 2011, the outstanding principal amount of the Term Loan was $1,540.5 million, with $484.5 million of non-extended loans and $1,056.0 million of extended loans. The effective weighted-average interest rate on Term Loan principal amounts outstanding on December 31, 2011 was 3.98% per annum. For the year ended December 31, 2011, the effective weighted-average interest rate without giving effect to the interest rate swap agreements (see Note 8 to the consolidated financial statements) was 4.34% per annum, and the effective weighted-average interest rate including the effect of the interest rate swap agreements was 4.51% per annum. The interest rate swap agreements terminated on January 14, 2011.
Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin; or (b) LIBOR plus a margin. The margin is based on our senior secured leverage ratio as defined in the amended agreement evidencing the Term Loan. Effective with the March 2011 amendment discussed below, the margins were reduced on extended loans. For ABR borrowings, the applicable margin varies within a range of 2.50% to 3.00% for non-extended loans and 1.75% to 2.25% for extended loans. For LIBOR borrowings, the applicable margin varies within a range of 3.50% to 4.00% for non-extended loans and 2.75% to 3.25% for extended loans. The non-extended loans mature on October 10, 2014. The extended loans mature on July 15, 2017. The maturity of the extended loans was subject to acceleration to July 15, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Notes with a maturity date of October 12, 2015 is greater than or equal to $500.0 million. We completed a cash tender offer and follow-on cash tender offer in 2011 (described below) and, as a result of the reduction in the outstanding balances of the Senior Notes due 2015, the maturity of extended loans will not be accelerated by reason of this provision.
On March 11, 2011, we entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to extended loans, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to extended loans, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans for the six month period following the effective date of the amendment. In connection with this amendment, we recorded a loss on extinguishment of long-term debt of $3.2 million in the consolidated statement of operations for the year ended December 31, 2011. This loss represents a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.
The Term Loan requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which can decrease based upon the total net leverage ratio as defined in the governing agreement), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. On March 16, 2011, we made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010, under the excess cash flow provision. We estimate a mandatory prepayment of approximately $201.0 million will be due in 2012 under the excess cash flow provision with respect to the year ended December 31, 2011. The payment is due within ten business days of the filing of this report with the SEC. On February 2, 2012, we made an optional prepayment of $120.0 million aggregate principal amount, and on February 14, 2012, we made an additional optional prepayment of $60.0 million aggregate principal amount. The prepayments were allocated on a pro rata basis between the extended and non-extended loans. The optional prepayments will reduce the amount of the required excess cash flow payment on a dollar for dollar basis.
CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates.
The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements and capital leases) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP financial measure, for the most recently ended four fiscal quarters. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended December 31, 2011 was required to be at or below 7.25. For the four quarters ended December 31, 2011, the senior secured leverage ratio was 2.7. The senior secured leverage ratio is a material component of the Term Loan. Non-compliance with the senior secured leverage ratio requirement would result in a default under the credit agreement governing the Term Loan and could prevent us from borrowing under our Revolving Loan. If there were an event of default under the credit agreement governing the Term Loan that was not cured or waived, the lenders under the Term Loan could cause all amounts outstanding under the Term Loan to be due and payable immediately, which would have a material adverse effect on our financial position and cash flows. For a discussion of net cash provided by (used in) operating activities, investing activities and financing activities, see “Cash Flows” above. For a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities, see “Selected Financial Data.”
We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements in effect at December 31, 2011 as described in Note 8 to the consolidated financial statements, we expect to be in compliance with this requirement through January 14, 2013.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At December 31, 2011, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note indenture does not contain any financial covenants.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes”)

At December 31, 2011, the outstanding principal amount of the Senior Notes was $129.0 million. The Senior Notes have a maturity date of October 12, 2015. The Senior Notes are comprised of $49.3 million of Senior Exchange Notes and $79.7 million of PIK Election Notes. We are required to pay cash interest on the outstanding principal of the Senior Exchange Notes. For PIK Election Notes, we paid cash interest for the interest period April 15, 2011 through October 15, 2011 and are required to pay cash interest on the outstanding principal of the PIK Election Notes for the remaining interest periods through maturity.
On April 13, 2011, we completed a cash tender offer (the “Initial Senior Notes Tender Offer”) and purchased $665.1 million aggregate principal amount of Senior Notes comprised of $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes. We concurrently issued $725.0 million in aggregate principal amount of 2019 Senior Notes (as defined below). The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $665.1 million aggregate principal amount of Senior Notes, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.
On May 20, 2011, we completed a follow-on cash tender offer (the “Follow-on Senior Notes Tender Offer,” and together with the Initial Senior Notes Tender Offer, the “Senior Notes Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. We concurrently issued $450.0 million in aggregate principal amount of additional 2019 Senior Notes. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $412.8 million aggregate principal amount of Senior Notes, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses. The aggregate principal amount of Senior Notes outstanding following the Senior Notes Tender Offers is $129.0 million. As a result, the maturity of extended loans under the Term Loan will not be subject to acceleration on July 15, 2015 as described above.
In connection with the Senior Notes Tender Offers, we recorded a loss on extinguishment of long-term debt of $114.1 million in the consolidated statement of operations for the year ended December 31, 2011. This loss represents $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes. In connection with the issuance of 2019 Senior Notes, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the effective interest method.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.
On February 2, 2012, we commenced a tender offer to purchase any and all of the remaining $129.0 million aggregate principal amount of Senior Notes. On February 17, 2012, we accepted for purchase $120.6 million principal amount of the outstanding Senior Notes that were tendered. We also called for redemption on March 19, 2012 the remaining $8.4 million principal amount of Senior Notes that were not tendered. On March 5, 2012, we accepted for purchase an additional $0.1 million principal amount of the outstanding Senior Notes that were tendered prior to the expiration of the tender offer on March 2, 2012 and, therefore, are no longer subject to redemption on March 19, 2012. These transactions are described in further detail in "Subsequent Events" below.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
As discussed above, on April 13, 2011, we issued $725.0 million principal amount of 2019 Senior Notes and on May 20, 2011, we issued an additional $450.0 million principal amount of 2019 Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes Tender Offers. The 2019 Senior Notes will mature on April 1, 2019. At December 31, 2011, the outstanding principal amount of the 2019 Senior Notes was $1,175.0 million.
CDW LLC and CDW Finance Corporation are the co-issuers of the 2019 Senior Notes. Obligations under the 2019 Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The 2019 Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The 2019 Senior Notes do not contain any financial covenants.
On February 17, 2012, we issued $130.0 million in aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par, as described in "Subsequent Events" below.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At December 31, 2011, the outstanding principal amount of the Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017. On March 10, 2010, one of our wholly owned subsidiaries purchased $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. We recorded a gain on the extinguishment of long-term debt of $9.2 million in the consolidated statement of operations for the year ended December 31, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. At December 31, 2011 and 2010, we owed a total of $278.7 million and $28.2 million, respectively, under these agreements. These amounts are classified separately as accounts payable-inventory financing on the accompanying consolidated balance sheets.
In June 2011, we entered into the Revolving Loan, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we entered into an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At December 31, 2011, we owed $240.7 million under this agreement, including $28.5 million accrued for product in transit.
From time to time, we may enter into an agreement with a financial intermediary relating to the purchase of inventory from a supplier who has factored its receivables to the financial intermediary. Our obligations under these agreements are not collateralized. We do not incur any interest expense associated with these agreements as balances are paid when they are due. At December 31, 2011 and 2010, we owed a financial intermediary $30.3 million and $18.6 million, respectively, under such an agreement.
At December 31, 2011, we had inventory floorplan arrangements in place allowing for a maximum credit line of $11.0 million collateralized by the inventory purchases under these floorplan arrangements financed by the financial intermediaries and a second lien on the related accounts receivable. We do not incur any interest expense associated with these agreements as balances are paid when they are due. At December 31, 2011 and 2010, we owed the financial intermediaries $7.7 million and $9.6 million, respectively, under these inventory floorplan arrangements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases and asset retirement obligations. The following table presents our estimated future payments under contractual obligations that existed as of December 31, 2011, based on undiscounted amounts.

(in millions)	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Revolving Loan (1)	$—	$—	$—	$—	$—
Term Loan (2)	1,795.1	255.4	525.2	74.6	939.9
Senior Secured Notes (3)	780.0	40.0	80.0	80.0	580.0
Senior Notes (3)	187.2	14.6	29.2	143.4	—
2019 Senior Notes (3)	1,924.1	99.9	199.8	199.8	1,424.6
Senior Subordinated Notes (3)	1,263.4	90.4	180.9	180.9	811.2
Operating leases (4)	118.5	17.5	35.1	29.2	36.7
Asset retirement obligations (5)	0.5	—	—	0.5	—
Total	$6,068.8	$517.8	$1,050.2	$708.4	$3,792.4

(1)	Includes only principal payments. Excludes interest payments and fees related to this facility because of variability with respect to the timing of advances and repayments.

(2)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for the variable rate debt were calculated using interest rates as of December 31, 2011. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Secured Notes, Senior Notes, 2019 Senior Notes and Senior Subordinated Notes is calculated using the stated interest rate. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. See "Subsequent Events" for a description of refinancing transactions entered into in 2012.

(4)	Includes the minimum lease payments for non-cancelable leases for properties and equipment used in our operations.

(5)	Represent commitments to return property subject to operating leases to original condition upon lease termination.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
We are party to legal proceedings that arise in the ordinary course of our business, including various pending litigation matters. We are also subject to audit by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. In addition, from time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
As of December 31, 2011, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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
We also sell certain products for which we act as an agent. Products in this category include the sale of third-party services, warranties or software assurance (“SA”). SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.
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
From time to time, we sell some of our products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of the products and services. For each deliverable that represents a separate unit of accounting, revenue is allocated based upon the relative selling prices of each element as determined by our selling price for the deliverable when it is sold on a stand-alone basis.
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
Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit's fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. We plan to adopt the guidance on January 1, 2012 and do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows.
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05 which amends current guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.
In December 2011, the FASB issued ASU 2011-12 which defers certain provisions of ASU 2011-05, including the requirement within ASU 2011-05 to present reclassification adjustments from accumulated other comprehensive income to net income on the face of the financial statements.
The amendments in ASU 2011-05 and ASU 2011-12 are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance impacts presentation only, we do not expect the adoption of this guidance will have an impact on our consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In May 2011, the FASB issued ASU 2011-04. The new guidance results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited for public entities. As this guidance only requires additional disclosure, we do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows.

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
ASU 2009-14 modifies the scope of authoritative guidance for revenue arrangements that include both tangible products and software elements to exclude from its requirements (1) non-software components of tangible products, and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. We adopted the amended guidance in ASU 2009-14 on a prospective basis as of January 1, 2011. The adoption of ASU 2009-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Subsequent Events
On February 2, 2012 we announced that we had commenced a tender offer (the “2012 Senior Notes Tender Offer”) to purchase any and all of the outstanding $129.0 million aggregate principal amount of Senior Notes, which expired on March 2, 2012. Concurrently, we announced that we had priced an offering of $130.0 million aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par, which closed on February 17, 2012.
On February 17, 2012, we announced that we had accepted for purchase $120.6 million principal amount of the outstanding Senior Notes, representing approximately 93.5% of the outstanding Senior Notes, that were tendered by February 16, 2012. On March 5, 2012, we accepted for purchase an additional $0.1 million principal amount of the outstanding Senior Notes that were tendered prior to the expiration of the tender offer on March 2, 2012. We have called for redemption on March 19, 2012 the remaining $8.3 million principal amount of Senior Notes that were not tendered.
The proceeds from the issuance of 2019 Senior Notes, together with cash on hand and borrowings under the Revolving Loan, were used to fund the purchase of the Senior Notes tendered pursuant to the 2012 Senior Notes Tender Offer, including the payment of tender and consent consideration, accrued and unpaid interest and transaction fees and expenses, and the payment of the redemption price and accrued and unpaid interest of the Senior Notes called for redemption.
In connection with the purchase of the Senior Notes under the 2012 Senior Notes Tender Offer and the call for redemption, we expect to record a loss on extinguishment of long-term debt of approximately $9 million in our consolidated statement of operations in the first quarter of 2012. The loss represents tender offer consideration, redemption price payments and the write-off of unamortized deferred financing costs related to the Senior Notes.
On February 2, 2012, we made an optional prepayment of $120.0 million aggregate principal amount of the Term Loan. On February 14, 2012, we made an additional optional prepayment of $60.0 million. The prepayments were allocated on a pro rata basis between the extended and non-extended loans. The optional prepayments will reduce the amount of the required mandatory prepayment due in 2012 under the excess cash flow provision of the Term Loan on a dollar for dollar basis with respect to the year ended December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures of Market Risks
Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior secured asset-based revolving credit facility and our senior secured term loan facility are floating and, therefore, are subject to fluctuations. In order to manage the risk associated with changes in interest rates on borrowings under our senior secured term loan facility, we have entered into interest rate derivative agreements to hedge a portion of the cash flows associated with the facility. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate fluctuations.
We utilize interest rate caps for the purpose of limiting current and future exposure to interest rate risk on our floating-rate debt under the senior secured term loan facility.
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
During 2011, the Company entered into four interest rate cap agreements with a combined $500.0 million notional amount. Under the agreements, the Company made premium payments totaling $3.7 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The cap agreements are effective from January 14, 2013 through January 14, 2015.
These interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for accounting purposes. Instead, these agreements are recorded at fair value on the Company's consolidated balance sheet, with changes in fair value recorded directly to interest expense, net in the Company's consolidated statements of operations each period.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” for information on cash flows, interest rates and maturity dates of our debt obligations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CDW Corporation
We have audited the accompanying consolidated balance sheet of CDW Corporation and subsidiaries as of December 31, 2011, and the related consolidated statement of operations, shareholders' (deficit) equity, and cash flows for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the information presented for the year ended December 31, 2011. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDW Corporation and subsidiaries at December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDW Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 9, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of CDW Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows for each of two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of CDW Corporation at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, IL
March 4, 2011, except for Note 1 and Note 5, as to which the date is September 23, 2011

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$99.9	$36.6
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.0, respectively	1,254.9	1,091.5
Merchandise inventory	321.7	292.8
Miscellaneous receivables	143.6	192.8
Deferred income taxes	24.6	52.8
Prepaid expenses and other	34.7	35.8
Total current assets	1,879.4	1,702.3
Property and equipment, net	154.3	158.1
Goodwill	2,208.4	2,209.1
Other intangible assets, net	1,636.0	1,791.2
Deferred financing costs, net	68.5	79.7
Fair value of interest rate cap agreements	0.7	1.2
Other assets	2.3	2.2
Total assets	$5,949.6	$5,943.8

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable-trade	$517.8	$537.1
Accounts payable-inventory financing	278.7	28.2
Current maturities of long-term debt and capital leases	201.0	132.6
Fair value of interest rate swap agreements	—	2.8
Deferred revenue	27.8	28.6
Accrued expenses:
Compensation	106.6	91.3
Interest	54.9	64.3
Sales taxes	23.1	23.2
Advertising	38.8	27.0
Income taxes	—	4.2
Other	92.6	87.6
Total current liabilities	1,341.3	1,026.9
Long-term liabilities:
Debt and capital leases	3,865.0	4,157.4
Deferred income taxes	692.0	730.3
Accrued interest	13.0	32.3
Other liabilities	45.6	40.4
Total long-term liabilities	4,615.6	4,960.4

Commitments and contingencies	—	—
Shareholders’ deficit:
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 913,063 and 910,735 shares issued, respectively; 912,706 and 910,735 shares outstanding, respectively	—	—
Paid-in capital	2,186.1	2,166.7
Accumulated deficit	(2,191.3)	(2,208.0)
Accumulated other comprehensive loss	(2.1)	(2.2)
Total shareholders’ deficit	(7.3)	(43.5)
Total liabilities and shareholders’ deficit	$5,949.6	$5,943.8
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions)

	Years Ended December 31,
	2011	2010	2009
Net sales	$9,602.4	$8,801.2	$7,162.6
Cost of sales	8,015.0	7,410.4	6,029.7

Gross profit	1,587.4	1,390.8	1,132.9

Selling and administrative expenses	994.0	932.1	821.1
Advertising expense	122.7	106.0	101.9
Goodwill impairment	—	—	241.8

Income (loss) from operations	470.7	352.7	(31.9)

Interest expense, net	(324.2)	(391.9)	(431.7)
Net (loss) gain on extinguishments of long-term debt	(118.9)	2.0	—
Other income, net	0.7	0.2	2.4

Income (loss) before income taxes	28.3	(37.0)	(461.2)

Income tax (expense) benefit	(11.2)	7.8	87.8

Net income (loss)	$17.1	$(29.2)	$(373.4)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (in millions)

	Total Shareholders’ (Deficit) Equity	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive (Loss) Income
Balance at December 31, 2008	$262.2	$—	$—	$2,140.8	$(1,805.4)	$(73.2)
Equity-based compensation expense	15.9	—	—	15.9	—	—
Investment from CDW Holdings LLC	0.1	—	—	0.1	—	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.4)	—	—	(1.4)	—	—
Net loss	(373.4)	—	—	—	(373.4)	—	$(373.4)
Change in unrealized loss on interest rate swap agreements, net of tax	(13.3)	—	—	—	—	(13.3)	(13.3)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	56.3	—	—	—	—	56.3	56.3
Foreign currency translation adjustment	8.9	—	—	—	—	8.9	8.9
Comprehensive loss							$(321.5)
Balance at December 31, 2009	$(44.7)	$—	$—	$2,155.4	$(2,178.8)	$(21.3)
Equity-based compensation expense	11.5	—	—	11.5	—	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.2)	—	—	(0.2)	—	—
Net loss	(29.2)	—	—	—	(29.2)	—	$(29.2)
Change in unrealized loss on interest rate swap agreements, net of tax	(32.1)	—	—	—	—	(32.1)	(32.1)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	47.3	—	—	—	—	47.3	47.3
Foreign currency translation adjustment	3.9	—	—	—	—	3.9	3.9
Comprehensive loss							$(10.1)
Balance at December 31, 2010	$(43.5)	$—	$—	$2,166.7	$(2,208.0)	$(2.2)
Equity-based compensation expense	19.5	—	—	19.5	—	—
Investment from CDW Holdings LLC	1.0	—	—	1.0	—	—
Repurchase of Class B Common Shares	(0.4)	—	—	—	(0.4)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.1)	—	—	(1.1)	—	—
Net income	17.1	—	—	—	17.1	—	$17.1
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net income, net of tax	1.9	—	—	—	—	1.9	1.9
Foreign currency translation adjustment	(1.8)	—	—	—	—	(1.8)	(1.8)
Comprehensive income							$17.2
Balance at December 31, 2011	$(7.3)	$—	$—	$2,186.1	$(2,191.3)	$(2.1)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$17.1	$(29.2)	$(373.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	204.9	209.4	218.2
Goodwill impairment	—	—	241.8
Equity-based compensation expense	19.5	11.5	15.9
Deferred income taxes	(10.2)	(4.3)	(94.4)
Allowance for doubtful accounts	0.4	(1.3)	(0.2)
Amortization of deferred financing costs	15.7	18.0	16.2
Net loss (gain) on extinguishments of long-term debt	118.9	(2.0)	—
Realized loss on interest rate swap agreements	2.8	51.5	103.2
Mark to market loss on interest rate derivatives	4.2	4.7	—
Net loss (gain) on sale and disposals of assets	0.3	0.7	(1.7)
Other	(0.6)	(0.6)	—
Changes in assets and liabilities:
Accounts receivable	(165.3)	(81.5)	(131.3)
Merchandise inventory	(29.0)	(34.9)	(15.0)
Other assets	50.3	(61.9)	3.2
Accounts payable-trade	(19.8)	269.3	76.5
Other current liabilities	21.5	77.8	3.9
Long-term liabilities	(16.0)	(3.5)	44.7
Net cash provided by operating activities	214.7	423.7	107.6

Cash flows from investing activities:
Capital expenditures	(45.7)	(41.5)	(15.6)
Cash settlements on interest rate swap agreements	(6.6)	(78.2)	(72.2)
Premium payments on interest rate cap agreements	(3.7)	(5.9)	—
Purchases of marketable securities	—	—	(20.0)
Redemptions of marketable securities	—	—	20.0
Proceeds from sale of assets and other	—	0.2	5.2
Net cash used in investing activities	(56.0)	(125.4)	(82.6)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,295.0	770.8	—
Repayments of borrowings under revolving credit facility	(1,483.2)	(1,074.1)	—
Repayments of long-term debt	(132.0)	(16.5)	(11.0)
Proceeds from issuance of long-term debt	1,175.0	500.0	—
Payments to extinguish long-term debt	(1,175.0)	(518.6)	—
Payments of debt financing costs	(26.3)	(14.3)	(11.3)
Investment from CDW Holdings LLC	1.0	—	0.1
Net change in accounts payable-inventory financing	250.5	3.2	(9.1)
Repurchase of Class B common shares	(0.4)	—	—
Principal payments under capital lease obligations	—	(0.6)	(0.6)
Net cash used in financing activities	(95.4)	(350.1)	(31.9)

Effect of exchange rate changes on cash and cash equivalents	—	0.4	0.5

Net increase (decrease) in cash and cash equivalents	63.3	(51.4)	(6.4)

Cash and cash equivalents – beginning of period	36.6	88.0	94.4

Cash and cash equivalents – end of period	$99.9	$36.6	$88.0

Supplementary disclosure of cash flow information:
Interest paid, including cash settlements on interest rate swap agreements	$(332.9)	$(377.0)	$(368.8)
Taxes refunded (paid), net	$20.9	$(48.0)	$(11.7)
Non-cash investing and financing activities:
Investment in equity method investee	$—	$—	$1.9
Capital expenditures accrued in accounts payable-trade	$1.1	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
The Company is a leading provider of multi-branded information technology products and services in the U.S. and Canada. The Company provides comprehensive and integrated solutions for its customers' technology needs through an extensive range of hardware, software and service offerings. The Company's breadth of offerings allows its customers to streamline their procurement processes by using a complete solution provider for their technology needs.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
On October 12, 2007, CDW Corporation, an Illinois corporation, was acquired through a merger transaction by an entity controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. (the “Acquisition”). CDW Corporation continued as the surviving corporation and same legal entity after the Acquisition, but became a wholly owned subsidiary of VH Holdings, Inc., a Delaware corporation.
On December 31, 2009, CDW Corporation merged into CDWC LLC, an Illinois limited liability company owned by VH Holdings, Inc., with CDWC LLC as the surviving entity. This change had no impact on the operations or management of the Company. On December 31, 2009, CDWC LLC was renamed CDW LLC (“CDW LLC”). On August 17, 2010, VH Holdings, Inc. was renamed CDW Corporation (“Parent”).
Parent is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. (the “Equity Sponsors”), certain other co-investors and certain members of CDW management.
On August 6, 2010, CDW Finance Corporation, a Delaware corporation, was formed for the sole purpose of acting as a co-issuer of certain debt obligations as described in Note 7. CDW Finance Corporation is owned by Parent and does not hold any material assets or engage in any business activities or operations.
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
Revision to Prior Period Financial Statements
As discussed in Note 5, the Company has historically entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The Company has determined that its previous classification of obligations for inventory financing agreements was in error and that amounts owed under these agreements should be classified separately in the consolidated balance sheets and not included within accounts payable to trade creditors. Accordingly, the Company has changed the classification to reflect $28.2 million at December 31, 2010 as accounts payable-inventory financing with no impact on total current liabilities.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has also revised its consolidated statements of cash flows for the years ended December 31, 2010 and 2009 and for the respective interim periods for each of these years, and for the first and second quarters of 2011, to correct the classification of the cash flow impacts of amounts owed under inventory financing agreements from cash flows from operating activities and include them as cash flows from financing activities. There is no impact on consolidated net cash generated or used for any period as the amounts of the adjustments between cash flow captions are equal and offset one another in the same period. There is also no impact on the Company's debt covenants for any period. The Company has determined that these adjustments are not material either individually or in aggregate to any of its previously issued financial statements; however, due to the nature of the revisions, the Company has revised its presentation for these classification errors in both the consolidated balance sheets and statements of cash flows for all periods presented. These adjustments have no impact on net income (loss), total shareholders' deficit, or Adjusted EBITDA, a non-GAAP measure as defined in the Company's credit agreements. See Note 20 for a summary of revisions to the Company's interim presentation for both the consolidated balance sheets and the statements of cash flows. A summary of the revisions to the consolidated statements of cash flows for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31, 2010
(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$426.9	$(3.2)	$423.7
Net cash used in financing activities	$(353.3)	$3.2	$(350.1)
Net decrease in cash and cash equivalents	$(51.4)	$—	$(51.4)

	Year Ended December 31, 2009
(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$98.5	$9.1	$107.6
Net cash used in financing activities	$(22.8)	$(9.1)	$(31.9)
Net decrease in cash and cash equivalents	$(6.4)	$—	$(6.4)
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
Cash and Cash Equivalents
Cash and cash equivalents include all deposits in banks and short-term (original maturities of three months or less), highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that there is insignificant risk of changes in value due to interest rate changes.
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
Miscellaneous Receivables
Miscellaneous receivables generally consist of amounts due from vendors. The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written agreements with specified performance requirements with the vendors and are recorded as adjustments to cost of sales.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has asset retirement obligations associated with commitments to return property subject to operating leases to original condition upon lease termination. The Company’s asset retirement liability was $0.5 million as of December 31, 2011 and 2010.
Goodwill and Other Intangible Assets
The Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. Testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. This assessment uses significant accounting judgments, estimates and assumptions. Any changes in the judgments, estimates or assumptions used could produce significantly different results. During the years ended December 31, 2011 and 2010, the Company recorded no goodwill impairment charges. The Company recorded goodwill impairment charges of $241.8 million during the year ended December 31, 2009. See Note 4 for more information on the Company’s evaluations of goodwill for impairment.
Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives. The cost of computer software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful life of the software. These intangible assets are reviewed for impairment when indicators are present using undiscounted cash flows. The Company uses the undiscounted cash flows, excluding interest charges, to assess the recoverability of the carrying value of such assets. To the extent carrying value exceeds the undiscounted cash flows, an impairment loss is recorded based upon the excess of the carrying value over fair value. In addition, each quarter the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. During the years ended December 31, 2011, 2010 and 2009, no impairment existed with respect to the Company’s intangible assets with determinable lives and no significant changes to the remaining useful lives were necessary. The following table shows estimated useful lives of definite-lived intangible assets:

Classification	Estimated Useful Lives
Customer relationships	11 to 14 years
Trade name	20 years
Internally developed software	3 to 5 years
Other	1 to 10 years

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The components of accumulated other comprehensive loss are as follows:

(in millions)	December 31,
	2011	2010	2009
Unrealized loss on interest rate swap agreements, net of taxes of $0, $0.9 and $27.3, respectively	$—	$(1.9)	$(17.1)
Foreign currency translation adjustment	(2.1)	(0.3)	(4.2)
Accumulated other comprehensive loss	$(2.1)	$(2.2)	$(21.3)
Revenue Recognition
The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors. The Company records revenue from sales transactions when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The Company's shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer.
Revenues from the sales of hardware products or software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company's warehouse, (ii) via drop-shipment by the vendor, or (iii) via electronic delivery for software licenses. At the time of sale, the Company records an estimate for sales returns and allowances based on historical experience. The Company's vendor OEMs warrant most of the products the Company sells.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service is provided.
The Company also sells certain products for which it acts as an agent. Products in this category include the sale of third-party services, warranties or software assurance (“SA”). SA is an “insurance” or “maintenance” product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.
The Company's larger customers are offered the opportunity by certain of its vendors to purchase software licenses and SA under enterprise agreements (“EAs”). Under EAs, customers are considered to be compliant with applicable license requirements for the ensuing year, regardless of changes to their employee base. Customers are charged an annual true-up fee for changes in the number of users over the year. With most EAs, the Company's vendors will transfer the license and bill the customer directly, paying resellers such as the Company an agency fee or commission on these sales. The Company records these fees as a component of net sales as earned and there is no corresponding cost of sales amount. In certain instances, the Company bills the customer directly under an EA and accounts for the individual items sold based on the nature of the item. The Company's vendors typically dictate how the EA will be sold to the customer.
From time to time, the Company sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, revenue is allocated based upon the relative selling prices of each element as determined by the Company's selling price for the deliverable when it is sold on a stand-alone basis.
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
The Company performs an analysis of the estimated number of days of sales in-transit to customers at the end of each period based on a weighted-average analysis of commercial delivery terms that includes drop-ship arrangements. This analysis is the basis upon which the Company estimates the amount of sales in-transit at the end of the period and adjusts revenue and the related costs to reflect only what has been received by the customer. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on the Company's revenue recognition for the period.
Sales Taxes
Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Company’s consolidated statements of operations.
Advertising
Advertising costs are generally charged to expense in the period incurred. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company classifies vendor consideration as a reduction of cost of sales.
Equity-Based Compensation
The Company measures all equity-based payments using a fair-value-based method and records compensation expense over the requisite service period in its consolidated financial statements. Forfeiture rates have been developed based upon historical experience.
Interest Expense
Interest expense is typically recognized in the period incurred at the applicable interest rate in effect. For increasing-rate debt, the Company determines the periodic interest cost using the effective interest method over the estimated outstanding term of the debt. The difference between interest expense recorded and cash interest paid is reflected as

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

short-term or long-term accrued interest in the Company’s consolidated balance sheets.
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
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit's fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. The Company plans to adopt this guidance on January 1, 2012 and does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05 which amends current guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.
In December 2011, the FASB issued ASU 2011-12 which defers certain provisions of ASU 2011-05, including the requirement within ASU 2011-05 to present reclassification adjustments from accumulated other comprehensive income to net income on the face of the financial statements.
The amendments in ASU 2011-05 and ASU 2011-12 are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance impacts presentation only, the Company does not expect the adoption of this guidance will have an impact on its consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In May 2011, the FASB issued ASU 2011-04. The new guidance results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standards within GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited for public entities. As this guidance only requires additional disclosure, the Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.
In January 2010, the FASB issued ASU 2010-06 to amend and expand the disclosure requirements for fair value measurements. The guidance requires new disclosures about transfers in and transfers out of Levels 1 and 2 fair value measurements and presentation of the activities within Level 3 fair value measurements (presented gross in a roll forward of activity). The guidance also clarifies existing disclosures about the level of disaggregation of fair value for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. Except for the disclosures in the roll forward of activity in Level 3 fair value measurements, ASU 2010-06 was effective for the Company as of January 1, 2010. The disclosures in the roll forward of activity in Level 3 fair value measurements became effective for the Company as of January 1, 2011. As this guidance only required additional disclosure and the Company did not have any Level 3 fair value measurements, the adoption of ASU 2010-06 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
Revenue Arrangements
In October 2009, the FASB issued two ASUs to authoritative guidance on revenue arrangements. ASU 2009-13 modifies the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the relative selling price of a deliverable, eliminates the residual method of allocation and expands the disclosures related to multiple-deliverable revenue arrangements. From time to time, the Company sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, revenue is allocated based upon the relative selling prices of each element as determined by the Company's selling price for the deliverable when it is sold on a stand-alone basis. The Company adopted the amended guidance in ASU 2009-13 on a prospective basis as of January 1, 2011. This adoption did not significantly change the Company's units of accounting or the method used by the Company to allocate revenue to separate units of accounting and consequently did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
ASU 2009-14 modifies the scope of authoritative guidance for revenue arrangements that include both tangible products and software elements to exclude from its requirements (1) non-software components of tangible products, and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. The Company adopted the amended guidance in ASU 2009-14 on a prospective basis as of January 1, 2011. The adoption of ASU 2009-14 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3.	Property and Equipment
Property and equipment consisted of the following:

(in millions)	December 31,
	2011	2010
Land	$27.7	$27.7
Machinery and equipment	48.3	47.1
Building and leasehold improvements	102.1	97.3
Computer and data processing equipment	49.7	44.8
Computer software	29.2	29.3
Furniture and fixtures	20.3	17.0
Construction in progress	17.0	15.8
Total property and equipment	294.3	279.0
Less accumulated depreciation	140.0	120.9
Net property and equipment	$154.3	$158.1
During 2011, 2010 and 2009, the Company recorded disposals of $10.5 million, $11.4 million and $3.1 million, respectively, to remove assets that were no longer in use from property and equipment. The Company recorded a pre-

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax loss of $0.3 million, $0.7 million and $0.4 million in 2011, 2010 and 2009, respectively, for certain assets that were not fully depreciated.
Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $31.3 million, $38.3 million and $46.0 million, respectively.

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
December 1, 2011 Evaluation
The Company performed its annual evaluation of goodwill as of December 1, 2011. All reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 43%, 27%, 159% and 17% for the Corporate, Public, Canada and CDW Advanced Services reporting units, respectively) and, accordingly, the Company was not required to perform the second step of the goodwill evaluation.
To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. Under the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2011 and the next six years. The Company used a 3.5% long-term assumed consolidated annual growth rate for periods after the six-year forecast. The estimated future cash flows for the Corporate, Public and CDW Advanced Services reporting units were discounted at 11.5%; cash flows for the Canada reporting unit were discounted at 12.0% based on the future growth rates assumed in the discounted cash flows.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in goodwill by segment for the years ended December 31, 2011 and 2010:

(in millions)	Corporate	Public	Other (1)	Consolidated

Balances as of December 31, 2009:
Goodwill	$2,794.4	$1,261.4	$105.4	$4,161.2
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$77.1	$2,207.4

2010 Activity:
Translation adjustment	—	—	1.7	1.7
	$—	$—	$1.7	$1.7

Balances as of December 31, 2010:
Goodwill	$2,794.4	$1,261.4	$107.1	$4,162.9
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$78.8	$2,209.1

2011 Activity:
Translation adjustment	—	—	(0.7)	(0.7)
	$—	$—	$(0.7)	$(0.7)

Balances as of December 31, 2011:
Goodwill	$2,794.4	$1,261.4	$106.4	$4,162.2
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$78.1	$2,208.4
(1)Other is comprised of CDW Advanced Services and Canada reporting units.
The following table presents a summary of intangible assets at December 31, 2011 and 2010:

(in millions)
December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,861.4	$593.2	$1,268.2
Trade name	421.0	88.8	332.2
Internally developed software	77.1	43.3	33.8
Other	3.3	1.5	1.8
Total	$2,362.8	$726.8	$1,636.0

December 31, 2010
Customer relationships	$1,861.7	$453.4	$1,408.3
Trade name	421.0	67.8	353.2
Internally developed software	59.1	31.6	27.5
Other	3.2	1.0	2.2
Total	$2,345.0	$553.8	$1,791.2
During 2011, the Company recorded disposals of $0.4 million of internally developed software that was no longer in use.
Amortization expense related to intangible assets for the years ended December 31, 2011, 2010 and 2009 was $173.5 million, $171.1 million and $171.9 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense related to intangible assets for the next five years is as follows:

(in millions)
Years ended December 31,
2012	$174.9
2013	171.2
2014	167.5
2015	163.0
2016	161.5

5.	Inventory Financing Agreements
The Company has entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. At December 31, 2011 and 2010, the Company owed a total of $278.7 million and $28.2 million, respectively, under these agreements. These amounts are classified separately as accounts payable-inventory financing on the accompanying consolidated balance sheets.
In June 2011, the Company entered into a new senior secured asset-based revolving credit facility as described in Note 7, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company entered into an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At December 31, 2011, the Company owed $240.7 million under this agreement including $28.5 million accrued for product in transit.
From time to time, the Company may enter into an agreement with a financial intermediary relating to the purchase of inventory from a supplier who has factored its receivables to the financial intermediary. The Company's obligations under these agreements are not collateralized. The Company does not incur any interest expense associated with these agreements as balances are paid when they are due. At December 31, 2011 and 2010, the Company owed a financial intermediary $30.3 million and $18.6 million, respectively, under such an agreement.
At December 31, 2011, the Company had inventory floorplan arrangements in place allowing for a maximum credit line of $11.0 million collateralized by the inventory purchases under these floorplan arrangements financed by the financial intermediaries and a second lien on the related accounts receivable. The Company does not incur any interest expense associated with these agreements as balances are paid when they are due. At December 31, 2011 and 2010, the Company owed the financial intermediaries $7.7 million and $9.6 million, respectively, under these inventory floorplan arrangements.

6.	Lease Commitments
The Company is obligated under various non-cancelable operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2011, 2010 and 2009, rent expense under these lease arrangements was $21.6 million, $23.9 million and $22.9 million, respectively.
During 2011, the Company extinguished its capital lease liability of $0.9 million and recorded a net pre-tax gain of $0.6 million in its consolidated statement of operations for the year ended December 31, 2011.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:

(in millions)
Year Ended December 31,
2012	$17.5
2013	17.6
2014	17.5
2015	16.8
2016	12.4
Thereafter	36.7
Total future minimum lease payments	$118.5

7.	Long-Term Debt
Long-term debt, excluding capital leases, was as follows:

(in millions)	December 31,
	2011	2010
Senior secured asset-based revolving credit facility	$—	$188.1
Senior secured term loan facility	1,540.5	1,672.5
Senior secured notes due 2018	500.0	500.0
Senior notes due 2015	129.0	1,207.0
Senior notes due 2019	1,175.0	—
Senior subordinated notes due 2017	721.5	721.5
Total long-term debt	4,066.0	4,289.1
Less current maturities of long-term debt	(201.0)	(132.0)
Long-term debt, excluding current maturities	$3,865.0	$4,157.1
As of December 31, 2011, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At December 31, 2011, the Company had no outstanding borrowings under the Revolving Loan, $1.7 million of undrawn letters of credit and $219.0 million reserved related to the floorplan sub-facility.
On June 24, 2011, the Company entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaced the Company's previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increased the overall revolving credit facility capacity available to the Company from $800.0 million to $900.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) added a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to both the maturity of the non-extended portion of the Company's senior secured term loan facility and the maturity of the Company's senior exchange notes due 2015, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150 million, (iv) increased the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increased the applicable interest rate margin, and (vi) incorporated a $300.0 million floorplan sub-facility, which was increased to $400.0 million on August 2, 2011. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1.6 million in the Company's consolidated statement of operations for the year ended December 31, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.
As described in Note 5, in connection with the floorplan sub-facility, the Company entered into the Revolving Loan

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and noninterest bearing. The Company will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of December 31, 2011, the Company owed the financial intermediary $212.2 million under the Revolving Loan financing agreement, which excludes $6.8 million in reserves for open orders that reduce the availability under the Revolving Loan. The total amount reported on the Company's consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan financing agreement includes $212.2 million owed to the financial intermediary and $28.5 million accrued for product in transit. Changes in cash flows from the Revolving Loan financing agreement are reported in financing activities on the Company's consolidated statement of cash flows.
Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon the Company's average daily excess cash availability under the agreement and after September 30, 2011 is subject to a reduction of 0.25% if, and for as long as, the senior secured leverage ratio is less than 3.0. The senior secured leverage ratio is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements and capital leases) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP measure, for the four most recently ended fiscal quarters. The margins on the previous revolving loan credit facility varied from 1.00% to 1.75% for LIBOR borrowings and 0.00% to 0.75% for ABR borrowings.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2011, the borrowing base was $1,072.1 million as supported by eligible inventory and accounts receivable balances as of November 30, 2011. The Company could have borrowed up to an additional $679.3 million under the Revolving Loan at December 31, 2011.
CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should the Company fall below the minimum average daily excess cash availability requirement for five consecutive business days, the Company becomes subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.
Senior Secured Term Loan Facility (“Term Loan”)
At December 31, 2011, the outstanding principal amount of the Term Loan was $1,540.5 million, with $484.5 million of non-extended loans and $1,056.0 million of extended loans. The effective weighted-average interest rate on Term Loan principal amounts outstanding on December 31, 2011 was 3.98% per annum. For the year ended December 31, 2011, the effective weighted-average interest rate without giving effect to the interest rate swap agreements (see Note 8) was 4.34% per annum, and the effective weighted-average interest rate including the effect of the interest rate swap agreements was 4.51% per annum. The interest rate swap agreements terminated on January 14, 2011.
Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin; or (b) LIBOR plus a margin. The margin is based on the Company's senior secured leverage ratio as defined in the amended agreement evidencing the Term Loan. Effective with the March 2011 amendment discussed below, the margins were reduced on extended loans. For ABR borrowings, the applicable margin varies within a range of 2.50% to 3.00% for non-extended loans and 1.75% to 2.25% for extended loans. For LIBOR borrowings, the applicable margin varies within a range of 3.50% to

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.00% for non-extended loans and 2.75% to 3.25% for extended loans. The non-extended loans mature on October 10, 2014. The extended loans mature on July 15, 2017. The maturity of the extended loans was subject to acceleration to July 15, 2015 if, as of July 14, 2015, (i) the senior secured leverage ratio is greater than or equal to 3.00 to 1.00 and (ii) the outstanding principal amount of Senior Notes with a maturity date of October 12, 2015 is greater than or equal to $500.0 million. The Company completed a cash tender offer and follow-on cash tender offer in 2011 (described below) and, as a result of the reduction in the outstanding balances of the Senior Notes due 2015, the maturity of extended loans will not be accelerated by reason of this provision.
On March 11, 2011, the Company entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to extended loans, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to extended loans, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans for the six month period following the effective date of the amendment. In connection with this amendment, the Company recorded a loss on extinguishment of long-term debt of $3.2 million in the Company's consolidated statement of operations for the year ended December 31, 2011. This loss represents a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.
The Term Loan requires the Company to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of the Company's excess cash flow for a fiscal year (the percentage rate of which can decrease based upon the total net leverage ratio as defined in the governing agreement), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. On March 16, 2011, the Company made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010, under the excess cash flow provision. The Company estimates a mandatory prepayment of approximately $201.0 million will be due in 2012 under the excess cash flow provision with respect to the year ended December 31, 2011. The payment is due within ten business days of the filing of this report with the SEC. On February 2, 2012, the Company made an optional prepayment of $120.0 million aggregate principal amount, and on February 14, 2012, the Company made an additional optional prepayment of $60.0 million aggregate principal amount. The prepayments were allocated on a pro rata basis between the extended and non-extended loans. The optional prepayments will reduce the amount of the required excess cash flow payment on a dollar for dollar basis.
CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended December 31, 2011 was required to be at or below 7.25. For the four quarters ended December 31, 2011, the senior secured leverage ratio was 2.7.
The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements in effect at December 31, 2011 as described in Note 8, the Company expects to be in compliance with this requirement through January 14, 2013.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At December 31, 2011, the outstanding principal amount of the Senior Secured Notes was $500.0 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note indenture does not contain any financial covenants.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes”)
At December 31, 2011, the outstanding principal amount of the Senior Notes was $129.0 million. The Senior Notes have a maturity date of October 12, 2015. The Senior Notes are comprised of $49.3 million of Senior Exchange Notes and $79.7 million of PIK Election Notes. The Company is required to pay cash interest on the outstanding principal of the Senior Exchange Notes. For PIK Election Notes, the Company paid cash interest for the interest period April 15, 2011 through October 15, 2011 and is required to pay cash interest on the outstanding principal of the PIK Election Notes for the remaining interest periods through maturity.
On April 13, 2011, the Company completed a cash tender offer (the “Initial Senior Notes Tender Offer”) and purchased $665.1 million aggregate principal amount of Senior Notes comprised of $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes. The Company concurrently issued $725.0 million in aggregate principal amount of 2019 Senior Notes (as defined below). The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $665.1 million aggregate principal amount of Senior Notes, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.
On May 20, 2011, the Company completed a follow-on cash tender offer (the “Follow-on Senior Notes Tender Offer,” and together with the Initial Senior Notes Tender Offer, the “Senior Notes Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. The Company concurrently issued $450.0 million in aggregate principal amount of additional 2019 Senior Notes. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes, including $412.8 million aggregate principal amount of Senior Notes, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses. The aggregate principal amount of Senior Notes outstanding following the Senior Notes Tender Offers is $129.0 million. As a result, the maturity of extended loans under the Term Loan will not be subject to acceleration on July 15, 2015 as described above.
In connection with the Senior Notes Tender Offers, the Company recorded a loss on extinguishment of long-term debt of $114.1 million in the Company's consolidated statement of operations for the year ended December 31, 2011. This loss represents $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes. In connection with the issuance of 2019 Senior Notes, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the effective interest method.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.
On February 2, 2012, the Company commenced a tender offer to purchase any and all of the remaining $129.0 million aggregate principal amount of Senior Notes. On February 17, 2012, the Company accepted for purchase $120.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million principal amount of the outstanding Senior Notes that were tendered. The Company also called for redemption on March 19, 2012 the remaining $8.4 million principal amount of Senior Notes that were not tendered. On March 5, 2012, the Company accepted for purchase an additional $0.1 million principal amount of the outstanding Senior Notes that were tendered prior to the expiration of the tender offer on March 2, 2012 and, therefore, are no longer subject to redemption on March 19, 2012. These transactions are described in further detail in Note 21.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
As discussed above, on April 13, 2011, the Company issued $725.0 million principal amount of 2019 Senior Notes and on May 20, 2011, the Company issued an additional $450.0 million principal amount of 2019 Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes Tender Offers. The 2019 Senior Notes will mature on April 1, 2019. At December 31, 2011, the outstanding principal amount of the 2019 Senior Notes was $1,175.0 million.
CDW LLC and CDW Finance Corporation are the co-issuers of the 2019 Senior Notes. Obligations under the 2019 Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The 2019 Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The 2019 Senior Notes do not contain any financial covenants.
On February 17, 2012, the Company issued $130.0 million in aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par, as further described in Note 21.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At December 31, 2011, the outstanding principal amount of the Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017. On March 10, 2010, one of the Company's wholly owned subsidiaries purchased $28.5 million of principal amount of senior subordinated debt for a purchase price of $18.6 million. The Company recorded a gain on the extinguishment of long-term debt of $9.2 million in the Company's consolidated statement of operations for the year ended December 31, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.
Long-Term Debt Maturities
As of December 31, 2011, the maturities of long-term debt were as follows:

(in millions)
Year ended December 31,
2012	$201.0
2013	—
2014	421.3
2015	129.0
2016	—
Thereafter	3,314.7
$4,066.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value
Based on the quoted market price, trades and/or composite bid prices from dealers, all of which were obtained from independent sources, the estimated fair value of the Company's long-term debt at December 31, 2011 approximated $4,011.3 million.
Deferred Financing Costs
Deferred financing costs, such as underwriting, financial advisory, professional fees and other similar fees, are capitalized and amortized to interest expense over the estimated life of the related debt instrument.
The following table summarizes the deferred financing costs activity for the years ended December 31, 2010 and 2011:

(in millions)	December 31,
	2011	2010
Beginning Balance	$79.7	$91.2
Additional costs capitalized	26.3	14.3
Amortization expense	(15.7)	(18.0)
Write-off of unamortized deferred financing costs	(21.8)	(7.8)

Ending Balance	$68.5	$79.7

As of December 31, 2011 and December 31, 2010, the weighted-average remaining life of unamortized deferred financing costs was 5.9 and 5.7 years, respectively.

8.	Derivative Instruments and Hedging Activities
The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its floating-rate debt. In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company has entered into interest rate derivative agreements to hedge a portion of the cash flows associated with the Term Loan.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate fluctuations. To accomplish these objectives, the Company uses interest rate caps and swaps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of floating-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. Interest rate swaps involve the receipt of floating-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
During 2011, the Company entered into four interest rate cap agreements with a combined $500.0 million notional amount. Under these agreements, the Company made premium payments totaling $3.7 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The cap agreements are effective from January 14, 2013 through January 14, 2015.
These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Instead, the interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet each period, with changes in fair value recorded directly to interest expense, net in the Company’s consolidated statements of operations.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreements
On January 14, 2011, the Company's two existing interest rate swap agreements terminated. The interest rate swaps hedged a portion of the cash flows associated with the Term Loan. On October 24, 2007, the Company entered into the first swap agreement with a notional amount of $1,500.0 million, and later amended this swap agreement effective July 14, 2009. On November 27, 2007, the Company entered into the second interest rate swap agreement with a notional amount of $700.0 million, which was reduced to $500.0 million as of January 14, 2010.
For the Company’s interest rate swaps designated as cash flow hedges of interest rate risk for GAAP accounting purposes, the effective portion of the changes in fair value of the swaps was initially recorded as a component of accumulated other comprehensive loss on the Company’s consolidated balance sheets and subsequently reclassified into interest expense, net on the Company’s consolidated statements of operations in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the swaps was recognized directly in interest expense, net. For the Company’s interest rate swap not designated as a cash flow hedge of interest rate risk, changes in fair value of the swap were recorded directly to interest expense, net in the Company’s consolidated statements of operations.
Both of the Company’s interest rate swaps were initially designated as cash flow hedges. However, as a result of the amendment to the $1,500.0 million interest rate swap agreement, the Company prospectively discontinued the hedge accounting on the original interest rate swap agreement. Simultaneously, the Company designated the amended interest rate swap agreement as a cash flow hedge. On December 17, 2010, the Company discontinued the hedge accounting on the amended $1,500.0 million interest rate swap agreement as a result of an amendment to the Term Loan. The Company continued to report the net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss, which was reclassified into earnings on a straight-line basis through January 14, 2011.
The amount of the loss reclassified into earnings during the years ended December 31, 2011, 2010 and 2009 was $2.1 million, $38.2 million and $25.6 million, respectively.
The Company utilized the hypothetical derivative method to measure hedge ineffectiveness each period for interest rate swaps designated as cash flow hedges and recorded any ineffectiveness directly in interest expense, net. The Company did not recognize any gains or losses due to hedge ineffectiveness during the year ended December 31, 2011. The Company recognized a net non-cash gain of $62.2 million and a net non-cash loss of $0.7 million due to hedge ineffectiveness during the years ended December 31, 2010 and 2009, respectively.
The fair values of the interest rate cap and swap agreements are estimated as described in Note 9 and reflected as assets or liabilities in the balance sheet. At December 31, 2011 and 2010, the fair value carrying amount of the Company’s interest rate derivatives was recorded as follows:

(in millions)	Balance Sheet Location	Derivative Assets		Derivative Liabilities
		December 31,		December 31,
		2011	2010	2011	2010
Derivatives not designated as hedging instruments
Interest rate cap agreements	Fair value of interest rate cap agreements	$0.7	$1.2	$—	$—
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$—	$2.1

Derivatives designated as hedging instruments
Interest rate swap agreements	Fair value of interest rate swap agreements	$—	$—	$—	$0.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was as follows:

Derivatives not designated as hedging instruments
(in millions)	Amount of Loss Recognized in Interest Expense, net
	2011		2010		2009
Interest rate cap agreements	$(4.2)		$(4.7)		$—
Total	$(4.2)		$(4.7)		$—

Derivatives designated as hedging instruments

(in millions)	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	2011		2010		2009
Interest rate swap agreements	$—		$(35.7)	(2)	$(21.6)
Total	$—		$(35.7)		$(21.6)

	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net (Effective Portion)
	2011		2010		2009
Interest rate swap agreements	$(2.8)	(1)	$(77.3)	(3)	$(74.5)
Total	$(2.8)		$(77.3)		$(74.5)

	Amount of Gain (Loss) Recognized in Interest Expense, net (Ineffective Portion)
	2011		2010		2009
Interest rate swap agreements	$—		$25.8	(4)	$(28.7)
Total	$—		$25.8		$(28.7)

(1)
The Company reclassified realized losses of $2.8 million from accumulated other comprehensive loss to net income, or $1.9 million net of tax as reflected on the Company's consolidated statement of shareholders' (deficit) equity.

(2)
The Company recorded changes in unrealized losses of $35.7 million in accumulated other comprehensive loss. A net amount of $32.1 million was reflected in the consolidated statement of shareholders’ (deficit) equity, primarily due to a deferred tax adjustment of $3.8 million applied to a portion of this amount.

(3)
The Company reclassified realized losses of $77.3 million from accumulated other comprehensive loss to net loss, or $47.3 million net of tax as reflected in the consolidated statement of shareholders’ (deficit) equity.

(4)
The Company recorded a net, non-cash gain of $25.8 million in earnings, primarily comprised of the $62.2 million gain representing the cumulative change in the fair value of the amended swap, partially offset by the $38.2 million of loss reclassified to earnings related to the discontinued and de-designated swaps.

There was no balance remaining in accumulated other comprehensive loss related to the Company's interest rate swap agreements as of December 31, 2011. The Company had no derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2011.

9.	Fair Value Measurements
Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established for valuation inputs to prioritize the inputs into three levels based on the extent to which inputs used in measuring fair

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
Level 1 – observable inputs such as quoted prices for identical instruments traded in active markets.
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
Financial assets and liabilities carried at fair value as of December 31, 2011 were as follows:

(in millions)
	Level 1	Level 2	Level 3	Total
Interest rate cap agreements	$—	$0.7	$—	$0.7
The fair value of the Company’s interest rate caps, as described in Note 8, is classified as Level 2 in the hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. This analysis reflects the contractual terms of the cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.

10.	Income Taxes
Income (loss) before income taxes was taxed under the following jurisdictions:

(in millions)	Years Ended December 31,
	2011	2010	2009
Domestic	$11.4	$(48.8)	$(468.2)
Foreign	16.9	11.8	7.0
Total	$28.3	$(37.0)	$(461.2)
Components of the income tax expense (benefit) consisted of the following:

(in millions)	December 31,
	2011	2010	2009
Current:
Federal	$17.9	$(10.6)	$(7.3)
State	(0.6)	4.3	12.8
Foreign	4.1	2.8	1.1
Total current	21.4	(3.5)	6.6
Deferred:
Domestic	(9.9)	(3.5)	(94.0)
Foreign	(0.3)	(0.8)	(0.4)
Total deferred	(10.2)	(4.3)	(94.4)
Income tax expense (benefit)	$11.2	$(7.8)	$(87.8)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the statutory tax rate expressed as a percentage of income (loss) before income taxes and the effective tax rate is as follows:

(dollars in millions)	December 31,
	2011		2010		2009
Statutory federal income tax rate	$9.9	35.0%	$(13.0)	35.0%	$(161.4)	35.0%
State taxes, net of federal effect	(3.4)	(11.8)	0.9	(2.5)	(11.6)	2.5
Equity-based compensation	5.1	17.9	3.9	(10.4)	3.1	(0.7)
Effect of rates different than statutory	(1.1)	(4.0)	(0.4)	1.0	(0.1)	—
Valuation allowance	(0.9)	(3.1)	0.9	(2.5)	—	—
Goodwill impairment	—	—	—	—	84.6	(18.3)
Other	1.6	5.7	(0.1)	0.5	(2.4)	0.5
Effective tax rate	$11.2	39.7%	$(7.8)	21.1%	$(87.8)	19.0%
The tax effect of temporary differences that give rise to the net deferred income tax liability is presented below:

(in millions)	December 31,
	2011	2010
Deferred Tax Assets:
Deferred interest	$63.6	$75.3
Federal and state net operating loss and credit carryforwards, net	14.6	45.7
Payroll and benefits	12.9	8.8
Charitable contribution carryforward	9.0	9.9
Equity compensation plans	7.5	6.1
Accounts receivable	4.4	3.6
Deferred financing costs	2.7	6.5
Interest rate caps/hedge agreements	2.6	3.7
Trade credits	2.4	4.9
Other	10.3	9.6
Total deferred tax assets	130.0	174.1

Deferred Tax Liabilities:
Software and intangibles	607.7	676.9
Deferred income	146.4	146.2
Property and equipment	35.1	18.9
Other	8.2	8.7
Total deferred tax liabilities	797.4	850.7

Deferred tax asset valuation allowance	—	0.9

Net deferred tax liability	$667.4	$677.5
The Company has state income tax net operating loss carryforwards of $203.3 million, which will expire at various dates from 2013 through 2031 and state tax credit carryforwards of $7.0 million, which expire at various dates from 2012 through 2016.
In 2010, a valuation allowance of $0.9 million was recorded for certain state tax credits which the Company did not believe, on a more likely than not basis, would be realized. In 2011, based on management's reassessment that there will be sufficient future income to utilize the credits during the carryforward period, the valuation allowance of $0.9 million was reversed.
The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiary because such earnings are reinvested and it is currently intended that they will continue to be

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reinvested indefinitely. At December 31, 2011, the Company has not provided for federal income taxes on earnings of approximately $30 million from its international subsidiary.
GAAP provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. In 2010, the Company reevaluated its filing position related to certain unrecognized tax benefits, and as a result of this change, filed amended state income tax returns in 2011. As such, the Company has no unrecognized tax benefits at December 31, 2011 and 2010.
For tax purposes, the Company was deemed to have paid a redemption premium in connection with the amendment to the Term Loan in December 2010 that, in addition to certain expenses, is deductible in determining taxable income. As a result, the Company incurred a net operating loss for tax purposes that resulted in a receivable of $53.3 million for refunds of previously paid income taxes. As of December 31, 2011, the Company had received the $53.3 million of refunds.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2011	2010	2009
Balance as of January 1	$—	$11.3	$4.8
Additions for tax positions related to current year	—	—	11.3
Additions for tax positions with respect to prior years	—	—	0.3
Reductions for tax positions with respect to prior years	—	(11.3)	(3.8)
Reductions for tax positions as a result of:
Settlements	—	—	(1.3)
Lapse of statute of limitations	—	—	—
Balance as of December 31	$—	$—	$11.3
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). The Company is currently under examination by the IRS for the years 2008 through 2010. In general, the Company is no longer subject to examination by the IRS for tax years prior to 2008. In addition, the Company is generally no longer subject to state and local or foreign income tax examinations by taxing authorities for tax years prior to 2005. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.
The Company accrues net interest and penalties related to unrecognized tax benefits in income tax expense in its consolidated statements of operations. For the years ended December 31, 2011 and 2010, the Company had no liability recorded for the payment of interest and penalties on unrecognized tax benefits and did not recognize any such interest and penalty expense.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the year ended December 31, 2011, there were no Deferred Units that were converted to CDW Holdings LLC Class A Common Units. During the years ended December 31, 2010 and 2009, 3,481.17 and 3,982.22 Deferred Units were converted to CDW Holdings LLC Class A Common Units, respectively.

12.	Equity-Based Compensation
Equity-Based Compensation Plan Descriptions
CDW has established certain equity-based compensation plans for the benefit of the Company’s coworkers and senior management.
Class B Common Units
As described in Note 11, the CDW Holdings LLC’s Board of Managers adopted the Plan pursuant to which CDW makes grants of Class B Common Units to senior management. The Plan limits the number of Class B Common Units that can be sold or granted to 250,000 units. As of December 31, 2011, 202,908 Class B Common Units had been granted and were outstanding.
The Class B Common Units that were granted vest daily on a pro rata basis between the date of grant and the fifth anniversary thereof and are subject to repurchase by, with respect to vested units, or forfeiture to, with respect to unvested units, the Company upon the coworker's separation from service as set forth in each holder’s Class B Common Unit Grant Agreement.
Subject to certain limitations, immediately prior to a sale of the Company (as defined in each holder’s Class B Common Unit Grant Agreement), all unvested Class B Common Units shall immediately vest and become vested Class B Common Units, if the unit holder was continuously employed or providing services to the Company or its subsidiaries as of such date.
On June 30, 2011, the Board of Managers approved the terms of a modified Class B Common Unit grant agreement with John A. Edwardson, who retired as the Company's Chief Executive Officer effective October 1, 2011 but will continue to serve as Chairman of the Board through December 31, 2012. In accordance with this agreement, Mr. Edwardson's unvested Class B Common Units will continue to vest beyond his separation date so long as he remains employed by the Company through December 31, 2012, resulting in a modification of the grants for accounting purposes. As a result of this modification, the Company recorded an incremental $3.3 million in equity-based compensation expense during 2011.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The MPK Plan consists of a cash award component, and in the case of coworkers hired on or prior to January 1, 2007, a long-term incentive award component. The cash award component, an expense of CDW Corporation prior to the Acquisition, entitled each participant to a one-time cash bonus payment, which was paid in December 2007. The long-term incentive award component establishes an “account” for each eligible participant which was notionally credited with a number of Class A Common Units of CDW Holdings LLC on October 15, 2007, the day the plan was established. As of December 31, 2011, there were 70,113 notional units granted and outstanding under the MPK Plan.
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
The Company has agreed with Mr. Krasny to contribute the fair market value of all awards that are forfeited under the MPK Plan to a charitable foundation. The Company has also agreed to contribute to the charitable foundation an amount equal to the tax benefits the Company derives in connection with settlements/payouts to participants under the MPK Plan. At the Company’s election, these contributions may be made in the form of cash or equity interests of CDW Holdings LLC or the Company or, in the case of the tax benefit payment, a subordinated promissory note of the Company in the event a cash payment is prohibited under a financing agreement.
Valuation and Expense Information
The Company has attributed the value of equity-based compensation awards to the various periods during which the recipient must perform services in order to vest in the award using the straight-line method.
The grant date fair value of Class B Common Unit grants is calculated using the Option-Pricing Method. This method considers Class A Common Units and Class B Common Units as call options on the total equity value, giving consideration to liquidation preferences and conversion of the preferred units. Such Class A Common Units and Class B Common Units are modeled as call options that give their owners the right, but not the obligation, to buy the underlying equity value at a predetermined (or exercise) price. Class B Common Units are considered to be call options with a claim on equity value at an exercise price equal to the remaining value immediately after the Class A Common Units and Class B Common Units with a lower participation threshold are liquidated. The Option-Pricing Method is highly sensitive to key assumptions, such as the volatility assumption. As such, the use of this method can be applied when the range of possible future outcomes is difficult to predict.
The following table summarizes the assumptions and resulting fair value of the Class B Common Unit grants for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
Assumptions	2011	2010	2009
Weighted-Average Grant Date Fair Value	$148.89	$130.45	$295.75
Weighted-Average Volatility	82.87%	97.86%	28.13%
Weighted-Average Risk-Free Rate	0.84%	2.32%	4.42%
Dividend Yield	0.00%	0.00%	0.00%
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the summary of equity plan activity for the year ended December 31, 2011:

Equity Awards	Class B Common Units (1)	MPK Plan Units (1) (2)
Outstanding at January 1, 2011	191,651	74,826

Granted	14,836	—
Forfeited	(2,714)	(4,251)	(3)
Repurchased/Settled	(865)	(462)	(4)

Outstanding at December 31, 2011	202,908	70,113
Vested at December 31, 2011	75,263	610	(5)

(1)
The weighted-average grant date fair market value for Class B Common Units granted during the period ended December 31, 2011 is $148.89. The weighted-average grant date fair market value for outstanding Class B Common Units inclusive of the $60.00 per unit impact of the March 2010 modification and the impact of the June 2011 modification for Mr. Edwardson is $291.68. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants' accounts.

(3)
The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of December 31, 2011, the Company owed a contribution for 1,685 units.

(4)
Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Common Units in exchange for the vested MPK Plan Units.

(5)	Represents MPK Plan Units that have vested but not yet converted to Class A Common Units.
As of December 31, 2011, the Company estimated there was $48.3 million of total unrecognized compensation cost related to nonvested equity-based compensation awards granted under the equity plans. That anticipated cost is expected to be recognized over the weighted-average period of 4.1 years.
The Company’s net income (loss) included $19.5 million, $11.5 million and $15.9 million of compensation cost and $1.9 million, $0.1 million and $2.6 million of income tax benefits related to the Company’s equity-based compensation arrangements for the years ended December 31, 2011, 2010 and 2009, respectively. No portion of equity-based compensation was capitalized. Equity-based compensation cost for the year ended December 31, 2011 included incremental expense of $3.3 million related to the Class B Common Unit modification for Mr. Edwardson. During the year ended December 31, 2010, the Company recognized a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK Plan.

13.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company’s purchase of $28.5 million of the principal amount of its outstanding senior subordinated debt as described in Note 7, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan were granted Restricted Debt Units (“RDUs”) that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by the total number of RDUs outstanding. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of December 31, 2011, 25,374 RDUs had been granted to participants.
RDUs that are outstanding as of December 31, 2011 vest daily on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014. Vesting ceases upon separation from service except in certain conditions as set forth in the RDU Plan. All outstanding RDUs become vested immediately prior to a sale of the Company. Upon completion of the vesting period, December 31, 2014, or earlier in the case of a sale of the Company, any unallocated RDUs will be allocated to participants on a pro rata basis according to each participant’s total RDUs.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount of compensation available to be paid under the RDU Plan is based on two components, a principal component and an interest component. The principal component credits the RDU Plan with an amount equal to the $28.5 million face value of the Company’s senior subordinated debt. Payment of the principal component of the RDU Plan will be made on October 12, 2017, unless accelerated due to a sale of the Company. By December 31, 2014, amounts accrued under the RDU Plan are expected to equal the present value of future principal payments, plus any unpaid accrued interest thereon. The interest component credits the RDU Plan with amounts equal to the interest expense on $28.5 million principal of the senior subordinated debt from March 10, 2010 through October 12, 2017. In January 2012, payments totaling $5.6 million were made to participants, representing the interest component for the period from March 10, 2010 through December 31, 2011. The interest component for periods starting on January 1, 2012 and thereafter will be paid semiannually on April 15 and October 15. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $8.1 million and $7.1 million related to the RDU Plan was recognized in the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, total unrecognized compensation expense of approximately $26.1 million related to the RDU Plan is expected to be recognized over the next 3.0 years.
At December 31, 2011 and 2010, the Company had $15.2 million and $7.1 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.

14.	Profit Sharing and 401(k) Plan
The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2011 and 2010, the amounts charged to expense for this plan totaled $15.3 million and $10.4 million, respectively. For the year ended December 31, 2009, a net credit of $1.6 million was attributed to this plan. This reflected $6.4 million of plan expense that was more than offset by a reversal of $8.0 million of 2008 expense, as the payout of that amount was partially based on certain financial objectives in 2009 that were not achieved.

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

16.	Commitments and Contingencies
The Company is party to legal proceedings that arise in the ordinary course of its business, including various pending litigation matters. The Company is also subject to audit by federal, state and local authorities, by various customers, including government agencies, relating to sales under certain contracts and by vendors. In addition, from time to time, customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
As of December 31, 2011, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker for making decisions and assessing performance as the source of the Company's reportable segments. The Company's segments are organized in a manner consistent with which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.
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
The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution and fulfillment services to support both the Corporate and Public segments. As a result, costs and intercompany charges associated with the logistics function are fully allocated to both of these segments based on a percent of sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal and coworker services. Headquarters' function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below. Depreciation expense is included in Headquarters as it is not allocated among segments or used in measuring segment performance.
The Company allocates resources to and evaluates performance of its segments based on net sales, income (loss) from operations and Adjusted EBITDA, a non-GAAP measure as defined in the Company's credit agreements. However, the Company has concluded that income (loss) from operations is the more useful measure in terms of discussion of operating results as it is a GAAP measure.
Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Segment Financial Information
The following table presents information about the Company’s segments for the years ended December 31, 2011, 2010 and 2009:

(in millions)	Corporate	Public	Other	Headquarters	Total

2011:
Net sales	$5,334.4	$3,757.2	$510.8	$—	$9,602.4
Income (loss) from operations	331.6	233.3	17.5	(111.7)	470.7
Depreciation and amortization expense	(97.4)	(43.9)	(8.7)	(54.9)	(204.9)

2010:
Net sales	$4,833.6	$3,560.6	$407.0	$—	$8,801.2
Income (loss) from operations	256.2	193.0	14.3	(110.8)	352.7
Depreciation and amortization expense	(97.4)	(44.2)	(8.9)	(58.9)	(209.4)

2009:
Net sales	$3,818.2	$3,035.5	$308.9	$—	$7,162.6
Income (loss) from operations	(56.7)	150.7	(23.2)	(102.7)	(31.9)
Depreciation and amortization expense	(97.5)	(45.0)	(8.5)	(67.2)	(218.2)
Major Customers, Geographic Areas, and Product Mix
Net sales to the federal government were $953.6 million, $967.8 million and $902.6 million and accounted for approximately 10%, 11% and 13% of total net sales in 2011, 2010 and 2009, respectively. During 2011, approximately 4% of the Company's total net sales were to customers outside the U.S., primarily in Canada. During 2010 and 2009, approximately 3% of the Company’s total net sales were to customers outside of the U.S., primarily in Canada. As of December 31, 2011 and 2010, approximately 2% and 1% of the Company’s long-lived assets were located outside of the U.S., respectively.
The following table presents net sales by major category for the years ended December 31, 2011, 2010 and 2009. Categories are based upon internal classifications. Amounts for the years ended December 31, 2010 and 2009 have been reclassified for certain changes in individual product classifications to conform to the presentation for the year ended December 31, 2011.

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Hardware:
Notebook/Mobile Devices	$1,340.0	14.0%	$1,142.5	13.0%	$831.7	11.6%
NetComm Products	1,246.4	13.0	1,149.9	13.1	874.0	12.2
Data Storage/Drives	925.6	9.6	838.5	9.5	791.3	11.0
Other Hardware	4,061.9	42.3	3,793.0	43.1	3,110.4	43.5
Total Hardware	$7,573.9	78.9%	$6,923.9	78.7%	$5,607.4	78.3%
Software	1,757.1	18.3	1,608.5	18.3	1,293.9	18.1
Services	256.8	2.7	217.0	2.4	194.3	2.7
Other (1)	14.6	0.1	51.8	0.6	67.0	0.9
Total net sales	$9,602.4	100.0%	$8,801.2	100.0%	$7,162.6	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Supplemental Guarantor Information
As described in Note 7, the Senior Secured Notes, Senior Notes, Senior Subordinated Notes and 2019 Senior Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are full and unconditional, and joint and several. CDW LLC’s Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are wholly owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by CDW LLC.
The following tables set forth condensed consolidating balance sheets as of December 31, 2011 and 2010, consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009, and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

(in millions)	December 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$102.1	$15.8	$8.1	$—	$(26.1)	$99.9
Accounts receivable, net	—	—	1,197.9	57.0	—	—	1,254.9
Merchandise inventory	—	—	318.0	3.7	—	—	321.7
Miscellaneous receivables	—	47.3	93.3	3.0	—	—	143.6
Deferred income taxes	—	19.5	5.0	0.1	—	—	24.6
Prepaid expenses and other	—	11.0	23.5	0.2	—	—	34.7
Total current assets	—	179.9	1,653.5	72.1	—	(26.1)	1,879.4

Property and equipment, net	—	80.9	70.6	2.8	—	—	154.3
Goodwill	—	749.4	1,428.4	30.6	—	—	2,208.4
Other intangible assets, net	—	366.0	1,261.0	9.0	—	—	1,636.0
Deferred financing costs, net	—	68.5	—	—	—	—	68.5
Other assets	6.0	1.5	1.4	0.1	—	(6.0)	3.0
Investment in and advances to subsidiaries	(13.3)	3,038.7	—	—	—	(3,025.4)	—
Total assets	$(7.3)	$4,484.9	$4,414.9	$114.6	$—	$(3,057.5)	$5,949.6

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable-trade	$—	$17.6	$503.7	$22.6	$—	$(26.1)	$517.8
Accounts payable-inventory financing	—	—	278.7	—	—	—	278.7
Current maturities of long-term debt	—	201.0	—	—	—	—	201.0
Deferred revenue	—	—	27.8	—	—	—	27.8
Accrued expenses	—	162.5	146.2	7.3	—	—	316.0
Total current liabilities	—	381.1	956.4	29.9	—	(26.1)	1,341.3

Long-term liabilities:
Debt	—	3,865.0	—	—	—	—	3,865.0
Deferred income taxes	—	199.3	496.9	1.8	—	(6.0)	692.0
Accrued interest	—	13.0	—	—	—	—	13.0
Other liabilities	—	39.8	4.3	1.5	—	—	45.6
Total long-term liabilities	—	4,117.1	501.2	3.3	—	(6.0)	4,615.6

Total shareholders’ (deficit) equity	(7.3)	(13.3)	2,957.3	81.4	—	(3,025.4)	(7.3)
Total liabilities and shareholders (deficit) equity	$(7.3)	$4,484.9	$4,414.9	$114.6	$—	$(3,057.5)	5,949.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

(in millions)	December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$32.9	$1.1	$10.0	$—	$(7.4)	$36.6
Accounts receivable, net	—	—	1,047.5	44.0	—	—	1,091.5
Merchandise inventory	—	—	290.3	2.5	—	—	292.8
Miscellaneous receivables	—	90.2	99.1	3.5	—	—	192.8
Deferred income taxes	—	45.6	7.2	—	—	—	52.8
Prepaid expenses and other	—	10.4	25.4	—	—	—	35.8
Total current assets	—	179.1	1,470.6	60.0	—	(7.4)	1,702.3

Property and equipment, net	—	78.6	77.7	1.8	—	—	158.1
Goodwill	—	749.4	1,428.4	31.3	—	—	2,209.1
Other intangible assets, net	—	380.5	1,400.4	10.3	—	—	1,791.2
Deferred financing costs, net	—	79.7	—	—	—	—	79.7
Other assets	6.5	1.5	1.9	—	—	(6.5)	3.4
Investment in and advances to subsidiaries	(50.0)	3,193.4	—	—	—	(3,143.4)	—
Total assets	$(43.5)	$4,662.2	$4,379.0	$103.4	$—	$(3,157.3)	$5,943.8

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable-trade	$—	$17.3	$515.0	$12.2	$—	$(7.4)	$537.1
Accounts payable-inventory financing	—	—	28.2	—	—	—	28.2
Current maturities of long-term debt and capital leases	—	132.5	0.1	—	—	—	132.6
Fair value of interest rate swap agreements	—	2.8	—	—	—	—	2.8
Deferred revenue	—	—	28.6	—	—	—	28.6
Accrued expenses	—	152.4	137.0	8.2	—	—	297.6
Total current liabilities	—	305.0	708.9	20.4	—	(7.4)	1,026.9

Long-term liabilities:
Debt and capital leases	—	4,157.3	0.1	—	—	—	4,157.4
Deferred income taxes	—	183.5	551.2	2.1	—	(6.5)	730.3
Accrued interest	—	32.3	—	—	—	—	32.3
Other liabilities	—	34.1	4.7	1.6	—	—	40.4
Total long-term liabilities	—	4,407.2	556.0	3.7	—	(6.5)	4,960.4

Total shareholders’ (deficit) equity	(43.5)	(50.0)	3,114.1	79.3	—	(3,143.4)	(43.5)
Total liabilities and shareholders’ (deficit) equity	$(43.5)	$4,662.2	$4,379.0	$103.4	$—	$(3,157.3)	$5,943.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

(in millions)	Year Ended December 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$9,222.4	$380.0	$—	$—	$9,602.4
Cost of sales	—	—	7,684.9	330.1	—	—	8,015.0

Gross profit	—	—	1,537.5	49.9	—	—	1,587.4

Selling and administrative expenses	—	111.7	853.1	29.2	—	—	994.0
Advertising expense	—	—	119.0	3.7	—	—	122.7

(Loss) income from operations	—	(111.7)	565.4	17.0	—	—	470.7

Interest (expense) income, net	—	(324.5)	0.2	0.1	—	—	(324.2)
Net loss on extinguishments of long-term debt	—	(118.9)	—	—	—	—	(118.9)
Management fee	—	9.2	—	(9.2)	—	—	—
Other income (expense), net	—	0.4	0.5	(0.2)	—	—	0.7

(Loss) income before income taxes	—	(545.5)	566.1	7.7	—	—	28.3

Income tax benefit (expense)	—	215.1	(222.4)	(3.9)	—	—	(11.2)

(Loss) income before equity in earnings (loss) of subsidiaries	—	(330.4)	343.7	3.8	—	—	17.1

Equity in earnings (loss) of subsidiaries	17.1	347.5	—	—	—	(364.6)	—

Net income (loss)	$17.1	$17.1	$343.7	$3.8	$—	$(364.6)	$17.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

(in millions)	Year Ended December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$8,504.7	$296.5	$—	$—	$8,801.2
Cost of sales	—	—	7,152.3	258.1	—	—	7,410.4

Gross profit	—	—	1,352.4	38.4	—	—	1,390.8

Selling and administrative expenses	—	110.8	798.3	23.0	—	—	932.1
Advertising expense	—	—	102.5	3.5	—	—	106.0

(Loss) income from operations	—	(110.8)	451.6	11.9	—	—	352.7

Interest (expense) income, net	—	(393.2)	1.3	—	—	—	(391.9)
(Loss) gain on extinguishments of long-term debt	—	(7.9)	9.9	—	—	—	2.0
Other income (expense), net	—	8.6	(8.2)	(0.2)	—	—	0.2

(Loss) income before income taxes	—	(503.3)	454.6	11.7	—	—	(37.0)

Income tax benefit (expense)	—	125.5	(115.7)	(2.0)	—	—	7.8

(Loss) income before equity in (loss) earnings of subsidiaries	—	(377.8)	338.9	9.7	—	—	(29.2)

Equity in (loss) earnings of subsidiaries	(29.2)	348.6	—	—	—	(319.4)	—

Net (loss) income	$(29.2)	$(29.2)	$338.9	$9.7	$—	$(319.4)	$(29.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

(in millions)	Year Ended December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,951.7	$210.9		$—	$7,162.6
Cost of sales	—	—	5,844.8	184.9		—	6,029.7

Gross profit	—	—	1,106.9	26.0		—	1,132.9

Selling and administrative expenses	—	102.8	700.9	17.4		—	821.1
Advertising expense	—	—	99.9	2.0		—	101.9
Goodwill impairment	—	—	241.8	—		—	241.8

(Loss) income from operations	—	(102.8)	64.3	6.6		—	(31.9)

Interest (expense) income, net	—	(432.2)	0.5	—		—	(431.7)
Other (expense) income, net	—	(0.1)	2.2	0.3		—	2.4

(Loss) income before income taxes	—	(535.1)	67.0	6.9		—	(461.2)

Income tax benefit (expense)	1.1	187.3	(99.9)	(0.7)		—	87.8

Income (loss) before equity in (loss) earnings of subsidiaries	1.1	(347.8)	(32.9)	6.2		—	(373.4)

Equity in (loss) earnings of subsidiaries	(374.5)	(26.7)	—	—		401.2	—

Net (loss) income	$(373.4)	$(374.5)	$(32.9)	$6.2		$401.2	$(373.4)

(a)	Not applicable for the year ended December 31, 2009. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

(in millions)	Year Ended December 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(93.8)	$327.5	$(0.3)	$—	$(18.7)	$214.7

Cash flows from investing activities:
Capital expenditures	—	(33.4)	(10.6)	(1.7)	—	—	(45.7)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.7)	—	—	—	—	(3.7)
Net cash used in investing activities	—	(43.7)	(10.6)	(1.7)	—	—	(56.0)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	1,295.0	—	—	—	—	1,295.0
Repayments of borrowings under revolving credit facility	—	(1,483.2)	—	—	—	—	(1,483.2)
Repayments of long-term debt	—	(132.0)	—	—	—	—	(132.0)
Proceeds from issuance of long-term debt	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish long-term debt	—	(1,175.0)	—	—	—	—	(1,175.0)
Payment of debt financing costs	—	(26.3)	—	—	—	—	(26.3)
Net change in accounts payable-inventory financing	—	—	250.5	—	—	—	250.5
Advances to/from affiliates	—	552.6	(552.7)	0.1	—	—	—
Other financing activities	—	0.6	—	—	—	—	0.6

Net cash provided by (used in) financing activities	—	206.7	(302.2)	0.1	—	—	(95.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	—

Net increase (decrease) in cash	—	69.2	14.7	(1.9)	—	(18.7)	63.3

Cash and cash equivalents – beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6

Cash and cash equivalents – end of period	$—	$102.1	$15.8	$8.1	$—	$(26.1)	$99.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

(in millions)	Year Ended December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(245.6)	$665.2	$4.4	$—	$(0.3)	$423.7

Cash flows from investing activities:
Capital expenditures	—	(31.4)	(9.9)	(0.2)	—	—	(41.5)
Cash settlements on interest rate swap agreements	—	(78.2)	—	—	—	—	(78.2)
Premium payments on interest rate cap agreements	—	(5.9)	—	—	—	—	(5.9)
Other investing activities	—	0.2	—	—	—	—	0.2
Net cash used in investing activities	—	(115.3)	(9.9)	(0.2)	—	—	(125.4)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	770.8	—	—	—	—	770.8
Repayments of borrowings under revolving credit facility	—	(1,074.1)	—	—	—	—	(1,074.1)
Repayments of long-term debt	—	(16.5)	—	—	—	—	(16.5)
Proceeds from issuance of long-term debt	—	500.0	—	—	—	—	500.0
Payments to extinguish long-term debt	—	(500.0)	(18.6)	—	—	—	(518.6)
Payment of debt financing costs	—	(14.3)	—	—	—	—	(14.3)
Net change in accounts payable - inventory financing	—	—	3.2	—	—	—	3.2
Advances to/from affiliates	—	640.8	(639.2)	(1.6)	—	—	—
Other financing activities	—	(0.5)	(0.1)	—	—	—	(0.6)
Net cash provided by (used in) financing activities	—	306.2	(654.7)	(1.6)	—	—	(350.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	—	0.4

Net (decrease) increase in cash	—	(54.7)	0.6	3.0	—	(0.3)	(51.4)

Cash and cash equivalents – beginning of period	—	87.6	0.5	7.0	—	(7.1)	88.0

Cash and cash equivalents – end of period	$—	$32.9	$1.1	$10.0	$—	$(7.4)	$36.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

(in millions)	Year Ended December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer (a)	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$1.1	$(213.1)	$322.9	$1.4		$(4.7)	$107.6

Cash flows from investing activities:
Capital expenditures	—	(10.8)	(4.8)	—		—	(15.6)
Cash settlements on interest rate swap agreements	—	(72.2)	—	—		—	(72.2)
Purchases of marketable securities	—	(20.0)	—	—		—	(20.0)
Redemption of marketable securities	—	20.0	—	—		—	20.0
Proceeds from sale of assets	—	—	5.2	—		—	5.2
Net cash (used in) provided by investing activities	—	(83.0)	0.4	—		—	(82.6)

Cash flows from financing activities:
Repayments of long-term debt	—	(11.0)	—	—		—	(11.0)
Payment of debt financing costs	—	(11.3)	—	—		—	(11.3)
Net change in accounts payable - inventory financing	—	—	(9.1)	—		—	(9.1)
Advances to/from affiliates	(1.1)	315.0	(314.8)	0.9		—	—
Other financing activities	—	(0.3)	(0.2)	—		—	(0.5)
Net cash (used in) provided by financing activities	(1.1)	292.4	(324.1)	0.9		—	(31.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5		—	0.5

Net (decrease) increase in cash	—	(3.7)	(0.8)	2.8		(4.7)	(6.4)

Cash and cash equivalents – beginning of period	—	91.3	1.3	4.2		(2.4)	94.4

Cash and cash equivalents – end of period	$—	$87.6	$0.5	$7.0		$(7.1)	$88.0

(a)	Not applicable for the year ended December 31, 2009. The Co-Issuer was formed on August 6, 2010.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Selected Quarterly Financial Results (unaudited)

(in millions)	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,022.9	$1,075.0	$1,070.6	$1,118.6
Small Business	256.4	263.4	259.7	267.8
Total Corporate	1,279.3	1,338.4	1,330.3	1,386.4
Public:
Government	231.9	296.1	388.1	427.4
Education	214.6	343.3	415.7	224.1
Healthcare	277.4	311.8	319.3	307.5
Total Public	723.9	951.2	1,123.1	959.0
Other	126.4	122.5	128.0	133.9
Net sales	$2,129.6	$2,412.1	$2,581.4	$2,479.3
Gross profit	$351.5	$401.8	$420.8	$413.3
Income from operations	$91.7	$128.2	$139.7	$111.1
Net income (loss)	$(4.2)	$(34.8)	$37.1	$19.0

(in millions)	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$893.0	$964.6	$973.7	$1,036.0
Small Business	223.7	228.8	251.0	262.8
Total Corporate	1,116.7	1,193.4	1,224.7	1,298.8
Public:
Government	280.5	343.1	397.1	348.0
Education	227.8	338.1	392.5	242.1
Healthcare	212.0	249.7	262.1	267.5
Total Public	720.3	930.9	1,051.7	857.6
Other	97.1	99.0	98.0	112.9
Net sales	$1,934.1	$2,223.3	$2,374.4	$2,269.3
Gross profit	$305.9	$359.9	$368.4	$356.8
Income from operations	$71.3	$95.6	$104.6	$81.2
Net income (loss)	$2.2	$(7.0)	$(0.3)	$(24.2)
As discussed in Note 5, the Company has historically entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The Company has determined that its previous classification of its obligations for inventory financing agreements was in error and that amounts owed under these agreements should be classified separately on the consolidated balance sheets and not included within accounts payable to trade creditors. Accordingly, the Company has changed the classification to reflect $105.7 million and $82.8 million at June 30, 2011 and March 31, 2011, respectively, and $58.8 million, $123.5 million and $103.1 million at September 30, 2010, June 30, 2010 and March 31, 2010, respectively, as accounts payable-inventory financing with no impact on total current liabilities. Beginning September 30, 2011, the inventory financing agreements were classified separately within accounts payable-inventory financing on the consolidated balance sheets.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the revisions to the consolidated statements of cash flows for the respective interim periods is as follows:

	Nine Months Ended September 30, 2010
(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$397.6	$(33.8)	$363.8
Net cash used in financing activities	$(335.8)	$33.8	$(302.0)
Net decrease in cash and cash equivalents	$(21.0)	$—	$(21.0)

	Six Months Ended June 30, 2011
(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$207.4	$(77.6)	$129.8
Net cash used in financing activities	$(173.3)	$77.6	$(95.7)
Net increase in cash and cash equivalents	$8.0	$—	$8.0

	Six Months Ended June 30, 2010
(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$260.3	$(98.5)	$161.8
Net cash used in financing activities	$(266.2)	$98.5	$(167.7)
Net decrease in cash and cash equivalents	$(61.9)	$—	$(61.9)

	Three Months Ended March 31, 2011
(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$196.3	$(54.7)	$141.6
Net cash used in financing activities	$(143.5)	$54.7	$(88.8)
Net increase in cash and cash equivalents	$37.1	$—	$37.1

	Three Months Ended March 31, 2010
(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$313.3	$(78.1)	$235.2
Net cash used in financing activities	$(309.5)	$78.1	$(231.4)
Net decrease in cash and cash equivalents	$(20.3)	$—	$(20.3)

21.	Subsequent Events
On February 2, 2012 the Company announced that it had commenced a tender offer (the “2012 Senior Notes Tender Offer”) to purchase any and all of the outstanding $129.0 million aggregate principal amount of Senior Notes, which expired on March 2, 2012. Concurrently, the Company announced that it had priced an offering of $130.0 million aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par, which closed on February 17, 2012.
On February 17, 2012, the Company announced that it had accepted for purchase $120.6 million principal amount of the outstanding Senior Notes, representing approximately 93.5% of the outstanding Senior Notes, that were tendered by February 16, 2012. On March 5, 2012, the Company accepted for purchase an additional $0.1 million principal amount of the outstanding Senior Notes that were tendered prior to the expiration of the tender offer on March 2, 2012. The Company has called for redemption on March 19, 2012 the remaining $8.3 million principal amount of Senior Notes that were not tendered.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the issuance of 2019 Senior Notes, together with cash on hand and borrowings under the Revolving Loan, were used to fund the purchase of the Senior Notes tendered pursuant to the 2012 Senior Notes Tender Offer, including the payment of tender and consent consideration, accrued and unpaid interest and transaction fees and expenses, and the payment of the redemption price and accrued and unpaid interest of the Senior Notes called for redemption.
In connection with the purchase of the Senior Notes under the 2012 Senior Notes Tender Offer and the call for redemption, the Company expects to record a loss on extinguishment of long-term debt of approximately $9 million in the consolidated statement of operations in the first quarter of 2012. The loss represents tender offer consideration, redemption price payments and the write-off of unamortized deferred financing costs related to the Senior Notes.
On February 2, 2012, the Company made an optional prepayment of $120.0 million aggregate principal amount of the Term Loan. On February 14, 2012, the Company made an additional optional prepayment of $60.0 million. The prepayments were allocated on a pro rata basis between the extended and non-extended loans. The optional prepayments will reduce the amount of the required mandatory prepayment due in 2012 under the excess cash flow provision of the Term Loan on a dollar for dollar basis with respect to the year ended December 31, 2011.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2011, 2010 and 2009

(in millions)
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2011	$5.0	$3.6	$(3.2)	$5.4
Year Ended December 31, 2010	6.3	1.2	(2.5)	5.0
Year Ended December 31, 2009	6.4	5.1	(5.2)	6.3

Inventory valuation reserve:
Year Ended December 31, 2011	$4.1	$22.8	$(22.0)	$4.9
Year Ended December 31, 2010	3.5	28.9	(28.3)	4.1
Year Ended December 31, 2009	3.5	21.9	(21.9)	3.5

Reserve for sales returns:
Year Ended December 31, 2011	$3.2	$32.0	$(30.7)	$4.5
Year Ended December 31, 2010	2.9	29.4	(29.1)	3.2
Year Ended December 31, 2009	2.9	26.8	(26.8)	2.9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 3a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”
Based on its assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.
Ernst and Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
Board of Directors and Shareholders
CDW Corporation
We have audited CDW Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CDW Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, CDW Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CDW Corporation and subsidiaries as of December 31, 2011, and the related consolidated statement of operations, shareholders' (deficit) equity and cash flows for the year ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 9, 2012

Item 9B. Other Information
None.

PART III
Item 10. Directors, Managers, Executive Officers and Corporate Governance
The directors of Parent, the Managers of CDW Holdings LLC ("CDW Holdings") and CDW LLC and our Executive Officers are set forth below:

Name	Age	Position
Thomas E. Richards	57	President and Chief Executive Officer, Manager of CDW Ho, and Director of Parent
John A. Edwardson	62	Chairman of the Boards of CDW Holdings and CDW LLC
Dennis G. Berger	47	Senior Vice President and Chief Coworker Services Officer
Neal J. Campbell	50	Senior Vice President and Chief Marketing Officer
Christina M. Corley	44	Senior Vice President - Corporate Sales
Douglas E. Eckrote	47	Senior Vice President - Strategic Solutions and Services
Christine A. Leahy	47	Senior Vice President, General Counsel and Corporate Secretary
Jonathan J. Stevens	42	Senior Vice President - Operations and Chief Information Officer
Christina V. Rother	48	Senior Vice President - Public and Advanced Technology Sales
Matthew A. Troka	41	Senior Vice President - Product and Partner Management
Ann E. Ziegler	53	Senior Vice President and Chief Financial Officer
Steven W. Alesio	57	Manager of CDW Holdings and CDW LLC
Barry K. Allen	63	Manager of CDW Holdings and CDW LLC
Benjamin D. Chereskin	53	Manager of CDW Holdings and CDW LLC
Glenn M. Creamer	50	Manager of CDW Holdings and CDW LLC
Michael J. Dominguez	42	Manager of CDW Holdings and CDW LLC and Director of Parent
Paul J. Finnegan	59	Manager of CDW Holdings and CDW LLC and Director of Parent
Robin P. Selati	46	Manager of CDW Holdings and CDW LLC
Donna F. Zarcone	54	Manager of CDW Holdings and CDW LLC
Thomas E. Richards serves as our President and Chief Executive Officer, as a manager of CDW Holdings and CDW LLC and as a director of Parent. Mr. Richards has served as our Chief Executive Officer since October 2011. From September 2009 to October 2011, Mr. Richards served as our President and Chief Operating Officer. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications, a telecommunications carrier. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest Communications, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards also has served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. He currently serves as a board member of Junior Achievement of Chicago, Rush University Medical Center and the University of Pittsburgh. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor's degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow. As a result of these and other professional experiences, Mr. Richards possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations that strengthen the board's collective qualifications, skills and experience.

John A. Edwardson serves as our Chairman and as a manager of CDW Holdings and CDW LLC. Mr. Edwardson has served as our Chairman since 2001. From 2001 until October 2011, Mr. Edwardson served as our Chief Executive Officer. Prior to joining CDW in 2001, Mr. Edwardson served as Chairman and Chief Executive Officer of Burns International Services Corporation from 1999 until 2000. Mr. Edwardson previously served as a Director and President from 1994 to 1998 and Chief Operating Officer from 1995 to 1998 of UAL Corporation and United Airlines. He currently serves on the board of directors of FedEx Corporation, and as a board member of Advance Illinois, Ravinia Festival, the Chicago Symphony Orchestra, The Art Institute of Chicago and Northwestern Memorial Hospital. Mr. Edwardson is a graduate of Purdue University where he earned a bachelor's degree and a graduate of the University of Chicago where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Edwardson possesses particular knowledge and experience in strategic planning and leadership of complex organizations and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.

Dennis G. Berger serves as our Senior Vice President and Chief Coworker Services Officer. Mr. Berger joined CDW in September 2005 as Vice President-Coworker Services. In January 2007, he was named Senior Vice President and Chief Coworker Services Officer. Mr. Berger is responsible for leading CDW's programs in coworker learning and development, benefits, compensation, performance management, coworker relations and talent acquisition. Prior to joining CDW, he served as Vice President of Human Resources at PepsiAmericas, a beverage company, from 2002 to 2005. Mr. Berger has also held human resources positions of increasing responsibility at Pepsi Bottling Group, Inc., Pepsico, Inc. and GTE Corporation. Mr. Berger serves on the board of directors of Glenwood School for Boys and Girls, America Chicago SCORES and Anti-Defamation League of Chicago. Mr. Berger is a graduate of Northeastern University where he earned a bachelor's degree and a graduate of Washington University in St. Louis where he earned a Master of Business Administration.
Neal J. Campbell serves as our Senior Vice President and Chief Marketing Officer. Mr. Campbell joined CDW in January 2011, and is responsible for the strategy and development of CDW's advertising, public relations, channel marketing, marketing intelligence and research, merchandising, microsites, creative services and direct marketing content, along with relationship marketing, corporate communications and e-commerce initiatives including content development, online marketing and e-procurement. Prior to joining CDW, Mr. Campbell served as Chief Executive Officer of TrafficCast, a provider of real-time and predictive traffic information to Google, Yahoo and others from 2008 to 2011. From 2006 to 2008, he served as Executive Vice President and General Manager - Strategic Marketing and Next Generation Products for ISCO International, a manufacturer of wireless telecommunications components. Mr. Campbell also spent 17 years with Motorola, most recently as Vice President and General Manager, GSM Portfolio Marketing and Planning for the company's mobile device business. He currently serves as a board member of TrafficCast and Junior Achievement of Chicago, and is on the Executive Advisory Council of Bradley University. Mr. Campbell is a graduate of Bradley University where he earned a bachelor's degree and a graduate of Northwestern University's Kellogg School of Management where he earned a Master of Business Administration.
Christina M. Corley serves as our Senior Vice President of Corporate Sales and is responsible for managing all aspects of our corporate sales force, including sales force strategy, structure, goals, operations, revenue generation and training and development. Prior to joining CDW in September 2011, Ms. Corley served as President and Chief Operating Officer of Zones, Inc., a provider of IT products and solutions, from 2006 to 2011. She served as Executive Vice President of Purchasing and Operations for Zones, Inc. from April 2005 to October 2006. She served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of Zones, Inc., from March 2003 to April 2005. Prior to its acquisition by Zones, Inc., Ms. Corley served as Chief Executive Officer of CPCS from 1999 to 2003. Ms. Corley began her career in sales and marketing, holding various positions at IBM, Dataflex and VisionTek. Ms. Corley is a graduate of the University of Illinois at Urbana-Champaign where she earned a bachelor's degree and a graduate of Northwestern University's Kellogg School of Management where she earned a Master of Business Administration in management and strategy.
Douglas E. Eckrote serves as our Senior Vice President of Strategic Solutions and Services and is responsible for our technology specialist teams focusing on servers and storage, unified communications, security, wireless, power and cooling, networking, software licensing and mobility solutions. He also holds responsibility for CDW Canada, Inc. Mr. Eckrote joined CDW in 1989 as an account manager. Mr. Eckrote was appointed Director of Operations in 1996, Vice President of Operations in 1999 and Senior Vice President of Purchasing in April 2001. In October 2001, he was named Senior Vice President of Purchasing and Operations. He was named Senior Vice President of Operations, Services and Canada in 2006 and assumed his current role in 2009. Prior to joining CDW, Eckrote worked in outside sales for Arrow Electronics and Cintas Uniform Company. From 2003 to 2009, Mr. Eckrote served on the board of directors of the Make-A-Wish Foundation of Illinois, completing the last two years as board chair, and currently serves on the Make-A-Wish Foundation of America National Chapter Performance Committee. Mr. Eckrote also served on the board of directors of the Center for Enriched Living from 2002-2011, serving as Vice President from 2004-2005, President from 2006-2008, board emeritus from 2009-2011 and currently serves as a trustee. Mr. Eckrote is a graduate of Purdue University where he earned a bachelor's degree and a graduate of Northwestern University's Kellogg School of Management where he earned an Executive Master of Business Administration.
Christine A. Leahy serves as our Senior Vice President, General Counsel and Corporate Secretary and is responsible for our legal, corporate governance, enterprise risk management and compliance functions. Ms. Leahy joined CDW in January 2002 as Vice President, General Counsel and Corporate Secretary. In January of 2007, she was named Senior Vice President. Before joining CDW, Ms. Leahy served as a corporate partner in the Chicago office of Sidley Austin LLP where she specialized in corporate governance, securities law, mergers and acquisitions and strategic counseling. Ms. Leahy serves on the board of trustees of Children's Home and Aid. Ms. Leahy is a graduate of Brown University where she earned a bachelor's degree and a graduate of Boston College Law School where she earned her Juris Doctor. She also completed the CEO Perspective and Women's Director Development Programs at Northwestern University's Kellogg School of Management.
Christina V. Rother serves as our Senior Vice President of Public and Advanced Technology Sales and is responsible for managing all aspects of our public sector and advanced technology sales forces, including sales force strategy, structure, goals, operations, revenue generation and training and development. Ms. Rother joined CDW in 1991 as an account manager.

In 2002, she was appointed Vice President for Education and State and Local Sales. In 2005, she was chosen to lead our newly formed healthcare sales team. Beginning in 2006, Ms. Rother has held various positions ranging from Group Vice President of CDW Government LLC, President of CDW Government LLC and Senior Vice President of Sales. In September 2011, Ms. Rother assumed her current role as Senior Vice President of Public and Advanced Technology Sales. Prior to joining CDW, Ms. Rother held a number of sales positions with technology companies including Laser Computers and Price Electronics. Ms. Rother serves on the board of directors of the Make-A-Wish Foundation of Illinois, where she also is a member of the Executive Committee and serves as corporate document officer. Ms. Rother is a graduate of the University of Illinois at Chicago where she earned a bachelor's degree.
Jonathan J. Stevens serves as our Senior Vice President of Operations and Chief Information Officer. Mr. Stevens joined CDW in June 2001 as Vice President-Information Technology, was named Chief Information Officer in January 2002 and Vice President-International and Chief Information Officer from 2005 until December 2006. In January 2007, he was named Senior Vice President and Chief Information Officer and assumed his current role in November 2009. Mr. Stevens is responsible for the strategic direction of our information technology. Additionally, he holds responsibility for our distribution centers, transportation, facilities, customer relations, operational excellence and the business technology center. Prior to joining CDW, Mr. Stevens served as regional technology director for Avanade, an international technology integration company formed through a joint venture between Microsoft and Accenture from 2000 to 2001. Prior to that, Mr. Stevens was a principal with Microsoft Consulting Services and led an information technology group for a corporate division of AT&T/NCR. He currently serves on the board of directors of SingleWire Software, LLC and Northeast Illinois Council: Boy Scouts of America. Mr. Stevens is a graduate of the University of Dayton where he earned a bachelor's degree.
Matthew A. Troka serves as our Senior Vice President of Product and Partner Management. Mr. Troka is responsible for managing our relationships with all of our vendor partners. In addition, he directs the day-to-day operations of our purchasing department. Mr. Troka joined CDW in 1992 as an account manager and became a sales manager in 1995. From 1998 to 2001, he served as Corporate Sales Director. From 2001 to 2004, Mr. Troka was Senior Director of Purchasing. From 2004 to 2006, Mr. Troka served as Vice President of Purchasing. From 2006 to 2011, Mr. Troka was Vice President of Product and Partner Management. On March 3, 2011, Mr. Troka was elected Senior Vice President of Product and Partner Management. He also is Chairman of the CDW Supplier Diversity Advisory Council. Mr. Troka serves as a member of the board of directors of Rainbows for All Children. Mr. Troka is a graduate of the University of Illinois where he earned a bachelor's degree.
Ann E. Ziegler joined CDW in April 2008 as Senior Vice President and Chief Financial Officer. Prior to joining CDW, Ms. Ziegler spent 15 years at Sara Lee Corporation (“Sara Lee”), a global consumer goods company, in a number of executive roles including finance, mergers and acquisitions, strategy and general management positions in both U.S. and international businesses. Most recently, from 2005 until April 2008, Ms. Ziegler served as Chief Financial Officer and Senior Vice President of Administration for Sara Lee Food and Beverage. Prior to joining Sara Lee, Ms. Ziegler was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom. Ms. Ziegler serves on the board of directors of Hanesbrands, Inc. and The Chicago Shakespeare Theatre. During the previous five years, Ms. Ziegler also served on the board of directors of Unitrin, Inc. Ms. Ziegler is a graduate of The College of William and Mary where she earned a bachelor's degree and a graduate of the University of Chicago Law School where she earned her Juris Doctor.
Steven W. Alesio serves as a manager of CDW Holdings and CDW LLC. Mr. Alesio serves as a Senior Advisor at Providence Equity. Prior to joining Providence Equity in December 2010, Mr. Alesio was most recently Chairman of the Board and Chief Executive Officer of Dun & Bradstreet Corporation (“D&B”), a provider of credit information on businesses and corporations. After joining D&B in January 2001 as Senior Vice President, Mr. Alesio served in various senior leadership positions. In May 2002, Mr. Alesio was named President and Chief Operating Officer, and was elected to the board of directors. In January 2005, Mr. Alesio was chosen to be the Chief Executive Officer, and in May of 2005, he became Chairman of the Board, a position he held until his departure in June 2010. Prior to joining D&B, Mr. Alesio spent 19 years with the American Express Company, where he served in marketing and then general management roles. Mr. Alesio serves on the board of directors of Altegrity, Ascend Learning, Blackboard, Study Group and Genworth Financial, Inc. Mr. Alesio is the founding sponsor and Senior Advisor for the non-profit All Stars Project of New Jersey, which provides outside-of-school leadership development and performance-based education programming to thousands of inner-city young people in Newark and its surrounding communities. Mr. Alesio is a graduate of St. Francis College where he earned a bachelor's degree and a graduate of University of Pennsylvania's Wharton School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Alesio possesses particular knowledge and experience in strategic planning and leadership of complex organizations and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Barry K. Allen serves as a manager of CDW Holdings and CDW LLC. Mr. Allen serves as Senior Advisor at Providence Equity. Prior to joining Providence Equity in 2007, Mr. Allen was Executive Vice President of Operations at Qwest Communications International, a telecommunications carrier. Before his retirement from Qwest in June 2007, Mr. Allen was responsible for the company's network and information technology operations. Prior to being named Executive Vice President of Operations in March 2004, he served as Qwest's Executive Vice President of Operations and Chief Human Resources Officer. Before joining Qwest in August 2002, Mr. Allen was President of Allen Enterprises, a private equity investment and management company he founded in 2000. Previously, he served as President of Chicago-based Ameritech Corp., where he began his career in 1974 and held a variety of executive appointments including President and Chief Executive Officer of Wisconsin Bell and President and Chief Executive Officer of Illinois Bell. Before starting at Ameritech, Mr. Allen served in the U.S. Army where he reached the rank of Captain. Mr. Allen serves on the board of directors of Harley-Davidson, Inc. (chairman from 2009 - 2012), Bell Canada Enterprises, the Fiduciary Management family of mutual funds and World Triathlon Corporation. During the past five years, Mr. Allen also served as a director of Telcordia Technologies, Inc. He also has served as a board member of many civic organizations, including the Greater Milwaukee Committee, and currently serves as a board member of the Boys and Girls Club of Milwaukee, Junior Achievement of Wisconsin, Children's Hospital of Wisconsin and United Way in Milwaukee. Mr. Allen is a graduate of the University of Kentucky where he earned a bachelor's degree and a graduate of Boston University where he earned a Master of Business Administration, with honors. As a result of these and other professional experiences, Mr. Allen possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Benjamin D. Chereskin serves as a manager of CDW Holdings and CDW LLC. Mr. Chereskin is President of Profile Capital Management LLC (“Profile Capital”), an investment management firm. Prior to founding Profile Capital, Mr. Chereskin was a Managing Director of Madison Dearborn, having co-founded the firm in 1993. Prior to the founding of Madison Dearborn, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin currently serves on the board of directors of BF Bolthouse Holdco LLC, Cinemark, Inc., University of Chicago Laboratory School and KIPP-Chicago and on the board of trustees of University of Chicago Medical School. During the previous five years, Mr. Chereskin also served as a director of Carrols Restaurant Group, Inc. and Tuesday Morning Corporation. Mr. Chereskin is a graduate of Harvard College where he earned a bachelor's degree and a graduate of the Harvard Graduate School of Business Administration where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Chereskin possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Glenn M. Creamer serves as a manager of CDW Holdings and CDW LLC. Mr. Creamer is a Senior Managing Director of Providence Equity. Prior to the founding of Providence Equity in 1989, Mr. Creamer was a Vice President of Narragansett Capital, which he joined in 1988. Mr. Creamer also has worked in investment banking at Merrill Lynch and JPMorgan. Mr. Creamer serves as a director of various non-profit boards, including Catholic Relief Services, Mustard Seed Communities USA and the Rhode Island School of Design Museum. During the previous five years, Mr. Creamer also served as a director of Medical Media Holdings and Telcordia Technologies, Inc. Mr. Creamer is a graduate of Brown University where he earned a bachelor's degree and a graduate of Harvard Business School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Creamer possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Michael J. Dominguez serves as a manager of CDW Holdings and CDW LLC and a director of Parent. Mr. Dominguez is a Managing Director of Providence Equity. Prior to joining Providence Equity in 1998, Mr. Dominguez worked for Salomon Smith Barney in corporate finance. Previously, Mr. Dominguez held positions with Morgan Stanley and was a senior consultant at Andersen Consulting. Currently, Mr. Dominguez also serves on the board of directors of AutoTrader.com, GLM Holdings and ZeniMax Media Inc. During the past five years, Mr. Dominguez also served as a director of Bresnan Communications, Freedom Communications and Metro-Goldwyn-Mayer Inc. Mr. Dominguez is a graduate of Bucknell University where he earned a bachelor's degree and a graduate of Harvard Business School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Dominguez possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Paul J. Finnegan serves as a manager of CDW Holdings and CDW LLC and a director of Parent. Mr. Finnegan is the Co-CEO of Madison Dearborn and co-founded the firm in 1992. Prior to co-founding Madison Dearborn, Mr. Finnegan was with First Chicago Venture Capital for ten years. Previously, he held a variety of marketing positions in the publishing industry, both in the United States and in Southeast Asia. Mr. Finnegan has more than 29 years of experience in private equity investing with a particular focus on investments in the communications industry. Mr. Finnegan is a member of the board of overseers of Harvard College and past President of the Harvard Alumni Association. He also is a member of the Board of Dean's Advisors at the Harvard Business School and of the Leadership Council of the Harvard School of Public Health. Mr. Finnegan is a member of the board of directors of the Chicago Council on Global Affairs. He is the Chairman of Teach For America in Chicago, a member of Teach For America's National Board, and the Chairman of the Community Works Advisory Committee of the

Evanston Community Foundation. During the previous five years, Mr. Finnegan also has served as a director for iPlan, LLC, Rural Cellular Corporation, Council Tree Hispanic Broadcasters, LLC and PAETEC Communications, Inc. Mr. Finnegan is a graduate of Harvard College where he earned a bachelor's degree and a graduate of Harvard Graduate School of Business Administration where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Finnegan possesses particular knowledge and experience in strategic planning and leadership of complex organizations and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Robin P. Selati serves as a manager of CDW Holdings and CDW LLC. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993. Before 1993, Mr. Selati was with Alex. Brown & Sons Incorporated. Mr. Selati currently serves on the board of directors of BF Bolthouse Holdco LLC, Ruth's Hospitality Group, Inc. and The Yankee Candle Company, Inc. During the previous five years, Mr. Selati also served as a director of Tuesday Morning Corporation, Carrols Restaurant Group, Inc., Pierre Holding Corp., Family Christian Stores, Inc., NWL Holdings, Inc. and Cinemark, Inc. Mr. Selati is a graduate of Yale University where he earned a bachelor's degree and a graduate of the Stanford University Graduate School of Business where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Selati possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.

Donna F. Zarcone serves as a manager of CDW Holdings and CDW LLC. Ms. Zarcone is the President and Chief Executive Officer of the Economic Club of Chicago, a position she has held since February 2012. From January 2007 to February 2012, she served as the President, CEO and founder of D. F. Zarcone & Associates LLC, a strategy advisory firm. Prior to founding D. F. Zarcone & Associates, Ms. Zarcone was President and Chief Operating Officer of Harley-Davidson Financial Services, Inc., a provider of wholesale and retail financing, credit card and insurance services for dealers and customers of Harley-Davidson. After joining Harley-Davidson Financial Services, Inc. in June 1994 as Vice President and Chief Financial Officer, Ms. Zarcone was named President and Chief Operating Officer in August 1998. Prior to joining Harley-Davidson Financial Services, Inc., Ms. Zarcone served as Executive Vice President, Chief Financial Officer and Treasurer of Chrysler Systems Leasing, Inc. from November 1982 through June 1994 and in various management roles at KPMG/Peat Marwick from May 1979 through November 1982. Ms. Zarcone serves on the board of directors of Cigna Corporation, The Jones Group Inc. (retiring in May 2012) and The Duchossois Group. During the previous five years, Ms. Zarcone also served as a director for Wrightwood Capital. She also serves as a board member of various civic and professional organizations, including the National Association of Corporate Directors - Chicago Chapter, University of Chicago Booth School of Business Polsky Center for Entrepreneurship, the Chicago Club (retiring March 2012) and Hyde Park Angels. Ms. Zarcone is a graduate of Illinois State University where she earned a bachelor's degree and a graduate of University of Chicago Booth School of Business where she earned a Masters of Business Administration. Ms. Zarcone also is a certified public accountant. As a result of these and other professional experiences, Ms. Zarcone possesses particular knowledge and experience in accounting, finance, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.

Boards of Managers and Directors

The Board of Managers of each of CDW Holdings LLC and CDW LLC is currently composed of ten managers. The Board of Directors of Parent is currently composed of three directors.

Audit Committee

Our audit committee currently consists of Messrs. Dominguez and Selati and Ms. Zarcone. Our audit committee has responsibility for, among other things, the quality of our financial reporting and internal control processes, our independent auditor's performance and qualification and the performance of our internal audit function. The Board has determined that Ms. Zarcone qualifies as an audit committee financial expert under SEC rules. Ms. Zarcone would be independent for audit committee purposes under SEC rules.

Compensation Committee

Our compensation committee currently consists of Messrs. Alesio, Allen, Chereskin, Creamer, Dominguez and Selati. Our compensation committee has responsibility for, among other things, review and approval of executive compensation, review and approval of equity compensation and review of trends in management compensation.

Corporate Governance Committee

Our corporate governance committee currently consists of Messrs. Dominguez and Selati. Our corporate governance committee has responsibility for, among other things, review and approval of the size of our Board, review of corporate governance guidelines, and oversight of programs for our managers.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of the Board of Directors or compensation committee of another entity that had one or more of its executive officers serving as a member of any of our Boards of Managers or Boards of Directors.

Director Compensation

See “Item 11 Executive Compensation-Director Compensation.”

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
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis provides an overview of the Company's executive compensation philosophy and the material elements of compensation earned by our Named Executive Officers with respect to 2011.
Our named executive officers consist of our current Chief Executive Officer, our Chairman and former Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers ("Named Executive Officers"). On October 1, 2011, as part of the Company's planned succession, Mr. Edwardson retired from the position of Chief Executive Officer of the Company and agreed to continue to serve as Chairman of the Board of Managers of CDW Holdings and CDW LLC through the end of 2012 and Mr. Richards, the Company's President and Chief Operating Officer, was elected to the position of President and Chief Executive Officer of the Company.
For 2011, the Named Executive Officers were:

•	Thomas E. Richards, President and Chief Executive Officer

•	John A. Edwardson, Chairman and Former Chief Executive Officer

•	Ann E. Ziegler, Senior Vice President and Chief Financial Officer

•	Douglas E. Eckrote, Senior Vice President, Strategic Solutions and Services

•	Neal J. Campbell, Senior Vice President, Chief Marketing Officer

•	Christina M. Corley, Senior Vice President, Corporate Sales
On October 12, 2007, we were acquired by a company controlled by investment funds affiliated with the Equity Sponsors (the “Acquisition”). Following the Acquisition, the Compensation Committees of CDW Holdings (our ultimate parent company) and CDW LLC collectively have responsibility for determining the compensation of our Named Executive Officers. The two Compensation Committees are comprised of the same members, each of whom was appointed by the Equity Sponsors. For purposes of this Compensation Discussion and Analysis, these two Compensation Committees are collectively referred to as the “Committee.”

Establishing and Evaluating Executive Compensation
Executive Compensation Philosophy and Objectives
The Committee believes that the Company's executive compensation programs should reward actions and behaviors that drive long-term, profitable revenue growth at above-market rates while also rewarding the achievement of short-term performance goals. The following objectives are grounded in a pay-for-performance philosophy and provide a framework for the Company's executive compensation programs:

•	Attract, retain and motivate high performing talent;

•	Directly align executive compensation elements with both short-term and long-term Company performance; and

•	Align the interests of our executives with those of our stakeholders.
Consistent with the Company's pay-for-performance philosophy and executive compensation program objectives, adjustments to executive compensation levels have historically been based on individual and Company performance with reference to the compensation levels paid to similarly situated executive officers at the Company, and market data has been used by the Committee to provide a perspective on executive compensation.
Market Comparisons
The Committee considers relevant market pay practices when establishing and evaluating executive compensation, which are based on peer group data and compensation survey data. Each of the companies in the Company's peer group meet one or more of the following criteria: (i) operated in the same line of business as the Company; (ii) operated “close” to the Company's line of business; (iii) operated in a business-to-business distribution environment; or (iv) competed with the Company for talent. The 2011 peer group consisted of the following companies:

Anixter International, Inc.	Office Depot, Inc.
Arrow Electronics, Inc.	OfficeMax Incorporated
Avaya Inc.	PC Connection Inc.
Best Buy Co., Inc.	RadioShack Corporation
C. R. Bard, Inc.	Staples, Inc.
GTSI Corp.	Tech Data Corporation
Illinois Tool Works Inc.	United Stationers Inc.
Ingram Micro Inc.	W.W. Grainger, Inc.
Insight Enterprises, Inc.	Wesco International, Inc.
NCR Corporation
Utilizing the Company's peer group, Aon Hewitt compiles compensation data from its general industry compensation survey. In compiling compensation data, Aon Hewitt may supplement the peer group data with data from other companies included in its general industry compensation survey if Aon Hewitt determines that a particular executive position is not sufficiently represented in the peer group. Aon Hewitt statistically adjusts the compensation data provided to the Committee on the basis of revenue to allow the Committee to review the data on a size-adjusted basis.
In reviewing the compensation paid to each Named Executive Officer, the Committee supplements the Aon Hewitt peer group data with data taken from technology industry surveys prepared by Radford, a leading provider of compensation market data. While the Radford surveys include information regarding over 1,000 companies, the Committee's use of the surveys was limited to a review of U.S. compensation data derived from technology companies in the surveys that, for purposes of decisions made prior to March 2011, had annual revenues in excess of $1.0 billion. For the Committee's review of possible merit salary increases in March 2011 and actions thereafter, the Committee used data derived from technology companies in the surveys that had annual revenues in excess of $3.0 billion, which was a newly available survey data cut provided by Radford. The Committee reviewed, depending on the availability of data within the survey for the position being considered, market data derived from between 12 and 82 of the technology companies included in the survey, which companies had median annual revenues of between $3.080 billion and $11.570 billion.
For Mr. Edwardson and Mr. Richards' mid-year compensation changes related to the planned CEO succession, the Committee reviewed peer group data. For the other Named Executive Officers, the Committee reviewed blended market data, with the peer group data and compensation survey data weighted equally. For purposes of this Compensation Discussion and

Analysis, the peer group data and compensation survey data are collectively referred to as “market data.”
In order to evaluate the competitiveness and reasonableness of the Company's executive compensation program, the Committee compares base salary to the market 50th percentile, and total target cash compensation and total compensation, including long-term incentive opportunity, to a market range of the 50th to 75th percentile. The total cash compensation opportunity for an executive is generally set to provide above market median total cash compensation for performance above market growth rate expectations. In conjunction with market data, the Committee also considers the executive's overall responsibilities, individual performance against Company goals and leadership impact when establishing appropriate compensation levels.
Independent Compensation Consultant
Frederic W. Cook & Co. (the “Compensation Consultant”) was retained by the Committee to advise on compensation matters relating to the appointment of Mr. Richards to the position of President and Chief Executive Officer and the retirement of Mr. Edwardson. The Compensation Consultant did not provide any additional services to the Company in 2011.
Role of Executive Officers
The Committee is responsible for all compensation decisions for our Named Executive Officers. Mr. Edwardson, while serving as the Company's Chief Executive Officer, reviewed the performance of each executive officer and, based on these reviews, made recommendations to the Committee with respect to 2011 compensation.
Elements of Compensation
The Company's executive compensation program consists of the following principal elements:

•	Base salary;

•	Annual cash incentive awards (the Senior Management Incentive Plan);

•	Long-term incentive awards; and

•	Severance benefits.
Base Salary
The Committee generally sets base salaries for executives, including the Named Executive Officers, below the market median of salaries for executives in similar positions and with similar responsibilities at companies included in the market data. Aligned with our compensation philosophy, a large proportion of executives' total target cash compensation is non-fixed, or variable, to provide a strong connection between pay and performance. Accordingly, in 2011, Mr. Richards' base salary was 40% of his total target cash compensation, Mr. Edwardson's base salary was 39% of his total target cash compensation, and the base salaries for the other Named Executive Officers ranged from 28% to 50% of their total target cash compensation.
Based on the advice of the Compensation Consultant and the Committee's review of market data, Mr. Richards' base salary increased from $700,000 to $775,000 when he assumed the position of Chief Executive Officer in October 2011. In connection with Mr. Edwardson's retirement as Chief Executive Officer and continuation as Chairman, Mr. Edwardson and the Company entered into an amended employment agreement that provided for reductions in Mr. Edwardson's base salary over the duration of such agreement. Although market data supported the continuation of Mr. Edwardson's current base salary level for the duration of his employment agreement, Mr. Edwardson recommended to the Committee that his base salary be reduced over the term of his agreement. Accordingly, Mr. Edwardson's base salary will be reduced as follows:

Period	Base Salary (Per Annum)
10/1/2011 through 3/31/2012	$825,000
4/1/2012 through 6/30/2012	$618,750
7/1/2012 through 9/30/2012	$412,500
10/1/2012 through 12/31/2012	$206,250
With respect to Mr. Campbell and Ms. Corley, the Committee set their base salaries when they joined the Company in 2011. In determining each executive's base salary level, the Committee considered market data and the base salaries paid to similarly situated executive officers at the Company.

Annual Cash Incentive Awards (Senior Management Incentive Plan)
CDW provides its senior management with short-term incentive compensation through its annual cash bonus program, the Senior Management Incentive Plan (“SMIP”). Short-term compensation under SMIP is a significant component of an executive's total target cash compensation opportunity in a given year.
As noted above, the Committee generally assesses an executive's total target cash compensation for competitiveness and reasonableness against the market data. The total cash compensation opportunity for an executive is generally set to provide above market median total cash compensation for performance above market growth rate expectations. Because the Named Executive Officer base salary levels historically have been below the 50th percentile of market data, the Committee has long relied on SMIP to provide a significant component of the Named Executive Officer's total target cash compensation. For 2011, Mr. Richards' SMIP target award represented 60% of his total target cash compensation, Mr. Edwardson's SMIP target award represented 61% of his total target cash compensation, and the SMIP target awards for our other Named Executive Officers ranged from 50% to 72% of their respective total target cash compensation.
When Mr. Richards assumed the role of Chief Executive Officer, the Committee set Mr. Richards' annual SMIP target at 150% of base salary, which resulted in Mr. Richards' 2011 SMIP target increasing from $1,050,000 to $1,162,500. The increased target was prorated to apply to the portion of 2011 during which he served as Chief Executive Officer. In determining Mr. Richards' SMIP target, the Committee considered the advice of the Compensation Consultant as well as market data. With respect to Mr. Campbell and Ms. Corley, the Committee set their annual SMIP targets when they joined the Company in 2011 at $275,000. Mr. Campbell and Ms. Corley's 2011 SMIP targets were prorated to reflect the portion of the year in which each Named Executive Officer was employed by the Company. In determining Mr. Campbell and Ms. Corley's SMIP targets, the Committee considered market data and the SMIP targets for similarly situated executive officers at the Company.
In establishing annual performance goals under SMIP, the Committee undertakes a rigorous review and analysis to ensure that the performance goals correlate to above market performance. Factors considered by the Committee in establishing the performance goals include market growth rate expectations and Company market share gain expectations, as well as assumptions regarding the Company's productivity gains and investments.
The Committee believed that a combination of Adjusted EBITDA and market share performance was the most meaningful measure of the Company's 2011 performance for its stakeholders because together they take into account not only the Company's absolute performance but also performance relative to the market. Adjusted EBITDA is a non-GAAP financial measure. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the calculation of Adjusted EBITDA.
For 2011, the Committee set the annual Adjusted EBITDA performance goal at $659 million. Additionally, the threshold payout level was set so as to require the Company to meet or exceed prior year Adjusted EBITDA results for any incentive payments to be made to senior management under SMIP. Consistent with the 2010 SMIP design, the Committee also included a market share factor as a mechanism to adjust payments under SMIP. This design feature adjusts SMIP awards based on the Company's financial and operational success relative to market.
In operation, therefore, payment of awards under SMIP for performance during 2011 was guided by three principles:

•	Target payout requires growth above market growth rate expectations;

•	Threshold payout requires performance at or above prior year level; and

•	The market share governor adjusts payouts if the Company underperforms the market.
The SMIP payout curve had a payout range from 0% to 200% of each participant's target SMIP award for performance between 91.3% and 115% of the Adjusted EBITDA goal, with different levels of payout for increased or constant/decreased market share, and no payout if the Company failed to achieve 2010 Adjusted EBITDA performance. The threshold, target and maximum payout opportunities under the SMIP payout curve are set forth below:

	Adjusted EBITDA Performance Goal	Market Share Governor (2)
Payout Opportunity (1)	(% of attainment of performance goal)	Grow (% of target bonus)	Flat/Decline (% of target bonus)
Maximum	115.0%	200%	180%
Adjusted EBITDA Performance Goal	100.0%	100%	90%
Minimum Performance Threshold	91.3%	25%	15%

(1)	Payouts were determined under a grid based on various performance achievement levels for Adjusted EBITDA and market share changes.

(2)
Market share changes were measured internally based on data from seven industry surveys and reports as well as financial information regarding four publicly traded resellers and four publicly traded technology distributors and/or manufacturers.

In 2011, the Committee determined that the Company had achieved 109% of its Adjusted EBITDA performance goal and, after assessing the data described in footnote (2) above, determined that the Company's market share grew, resulting in a payout percentage of 160% of each Named Executive Officer's bonus target. The table below sets forth the SMIP payouts to each of the Named Executive Officers based upon 2011 performance:

Named Executive Officer	SMIP Bonus Target	Calculated SMIP Payout
Thomas E. Richards (1)	$1,078,356	$1,725,370
John A. Edwardson	$1,300,000	$2,080,000
Ann E. Ziegler	$700,000	$1,120,000
Douglas E. Eckrote	$700,000	$1,120,000
Neal J. Campbell (2)	$257,671	$412,274
Christina M. Corley (2)	$73,082	$116,932

(1)
The SMIP Bonus Target reported for Mr. Richards is prorated to reflect his SMIP Bonus Target in effect until September 30, 2011 and his increased SMIP Bonus Target in effect from October 1, 2011 through December 31, 2011.

(2)
Mr. Campbell and Ms. Corley each commenced employment with the Company during 2011 and each received a prorated bonus opportunity reflecting the portion of the year in which each Named Executive Officer was employed by the Company.

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
A Units
The Equity Sponsors' investment in the Company is held in the form of Class A Common Units of CDW Holdings (“A Units”). Mr. Richards, Ms. Ziegler and each of our current Named Executive Officers who were with the Company at the time of the Acquisition were required to invest in A Units of CDW Holdings.
B Unit Program
The Company granted Class B Common Units of CDW Holdings (“B Units”) in 2007 to each of our current Named Executive Officers who was with the Company at the time of the Acquisition. The Committee has the authority to grant B Units to new members of senior management and additional B Units to current members of senior management. A Units and B Units each represent an equity interest in CDW Holdings; however, the B Unit grants have what is called a “participation threshold” set based on the value assigned to an A Unit at the time of the B Unit grant. The B Units only share in equity appreciation above the participation threshold. This places the B Unit grants in a secondary position to the A Units in that in any event in which the equity is valued and paid out, holders of the B Unit grants are paid only if an amount at least equal to the participation threshold has first been allocated to the A Units. The A Units and the B Unit grants share equally in valuation amounts, if any, above the participation threshold.
In connection with the commencement of their employment in 2011, the Committee granted to Mr. Campbell and Ms. Corley 4,783 B Units and 5,245.5 B Units, respectively. In determining the size of the awards, the Committee considered the Company's historical grant practices with respect to similarly situated executive officers at the Company. In 2011, other than the new hire grants to Mr. Campbell and Ms. Corley, the Committee did not authorize the grant of any additional B Units to any of the Named Executive Officers.
On June 30, 2011, the Board approved the terms of a Class B Common Unit Grant Agreement modification letter with Mr. Edwardson. The modification letter provides that Mr. Edwardson's unvested B Units will continue to vest in accordance with the vesting schedule set forth in his grant agreement (through 2014); provided, that Mr. Edwardson continues to perform services through December 31, 2012 or experiences a qualifying termination of employment (Mr. Edwardson is terminated without cause or resigns with good reason) prior to that date. In connection with his Class B Common Unit Grant Agreement modification letter, Mr. Edwardson agreed to extend the term of his noncompetition covenant through December 31, 2016.
For additional information about the B Units granted to the Named Executive Officers in 2011 as well as the modification to Mr. Edwardson's Class B Unit Grant Agreement, see the narrative accompanying the “Grants of Plan-Based Awards Table,” the table entitled “2011 Outstanding Equity Awards at Fiscal Year-End” and the “2011 Units Vested Table” below.
RDU Plan
In 2010, the Board adopted the Restricted Debt Unit Plan (the “RDU Plan”) which was designed to retain key leaders and focus them on driving the long-term success of the Company. The RDU Plan is an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan receive Restricted Debt Units (“RDUs”) that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by 28,500, which is the total number of RDUs available under the RDU Plan. Each RDU represents $1,000 of face value of the Senior Subordinated Notes.
The RDUs are designed to track two components of the Senior Subordinated Notes, a principal component and an interest component. However, the participants have no rights to the underlying debt. The total amount of compensation available under the RDU Plan is based on these two components. The principal component credits the RDU Plan with an amount equal to $28.5 million face value of the Senior Subordinated Notes (the “debt pool”). Payment of the principal component under the RDU Plan will be made to participants on October 12, 2017, unless accelerated due to a sale of the Company. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the debt pool from March 10, 2010 (or the date of hire, if later) through maturity (October 12, 2017). These amounts will be paid to participants on the interest payment dates, except that amounts for 2010 and 2011 are deferred until 2012.
In connection with the commencement of their employment in 2011, Mr. Campbell and Ms. Corley each received 400 RDUs. The Committee set the size of Mr. Campbell and Ms. Corley's awards at levels that maintained the Company's compensation practice of providing a significant portion of each executive's compensation in the form of at-risk, variable compensation while also delivering a competitive compensation package to the executive. In 2011, other than the new hire grants to Mr. Campbell and Ms. Corley, the Committee did not authorize the grant of any additional RDUs to any of the Named Executive Officers.
For additional information regarding the operation of the RDU Plan and the RDUs granted to the Named Executive Officers, see the narrative accompanying the “2011 Non-Qualified Deferred Compensation” table and the “2011 Potential Payments Upon Termination or Change in Control” section.
Severance Benefits
The Company's employment arrangements with each of the Named Executive Officers provide for payments and other benefits in connection with certain qualifying terminations of employment with the Company. The Committee believes that these severance benefits: (i) help secure the continued employment and dedication of the Named Executive Officers; (ii) enhance the Company's value to a potential acquirer because the Named Executive Officers have noncompetition, nonsolicitation and confidentiality provisions that apply after any termination of employment, including after a change in control of the Company; and (iii) are important as a recruitment and retention device, as many of the companies with which we compete for executive talent have similar agreements in place for their senior management.
Additional information regarding the employment arrangements with each of the Named Executive Officers, including a quantification of benefits that would have been received by each Named Executive Officer had his or her employment terminated on December 30, 2011 (the last business day in 2011), is provided under “2011 Potential Payments Upon Termination or Change in Control.”
Other Benefits
Our Named Executive Officers participate in the Company's corporate-wide benefit programs. Our Named Executive Officers are offered benefits that are commensurate with the benefits provided to all full-time CDW coworkers, which includes participation in the Company's qualified defined contribution plan. Consistent with the Company's performance-based culture, the Company does not offer a service-based defined benefit pension plan or other similar benefits to its coworkers. Similarly, the Company does not provide nonqualified retirement programs or perquisites that are often provided at other companies to the Named Executive Officers.
Compensation Committee Report
The CDW LLC Compensation Committee, together with the Compensation Committee of CDW Holdings LLC, has responsibility for determining the compensation of our Named Executive Officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors of CDW Corporation that the Compensation Discussion and Analysis be included in CDW Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 and such other filings with the SEC as may be appropriate.
Compensation Committee

Benjamin D. Chereskin (Chair)
Steven W. Alesio
Barry K. Allen
Glenn M. Creamer
Michael J. Dominguez
Robin P. Selati

Executive Compensation Tables
2011 Summary Compensation Table
The following table provides information regarding the compensation earned during the last three fiscal years by our current Chief Executive Officer, our Chairman and former Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, whom we collectively refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (4)	Non-qualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Thomas E. Richards President and Chief Executive Officer	2011	715,865	—	—	—	1,725,370	374,747	5,180	2,821,162
	2010	700,000	—	2,238,960	—	1,995,000	296,561	5,130,000	10,360,521
	2009	175,000	1,208,896	—	—	—	—	30,274	1,414,170
John A. Edwardson Chairman and Former Chief Executive Officer	2011	825,000	—	8,220,865	—	2,080,000	—	5,180	11,131,045
	2010	825,000	—	4,191,657	—	2,470,000	—	—	7,486,657
	2009	564,205	250	—	—	683,800	—	3,193	1,251,448
Ann E. Ziegler Senior Vice President and Chief Financial Officer	2011	320,000	—	—	—	1,120,000	229,012	5,180	1,674,192
	2010	320,000	—	628,429	—	1,340,000	181,232	3,135,000	5,604,661
	2009	317,538	100	—	—	331,380	—	3,193	652,211
Douglas E. Eckrote Senior Vice President, Strategic Solutions and Services	2011	275,000	—	—	—	1,120,000	187,373	5,180	1,587,553
	2010	275,000	—	514,867	—	1,340,000	148,281	2,565,000	4,843,148
	2009	272,885	350	—	—	368,200	—	3,193	644,628
Neal J. Campbell Senior Vice President, Chief Marketing Officer	2011	248,558	—	695,783	—	412,274	27,353	400,000	1,783,968
Christina M. Corley Senior Vice President, Corporate Sales	2011	69,153	78,400	797,316	—	116,932	7,711	400,000	1,469,512

(1)	Salary. Mr. Campbell and Ms. Corley each joined the Company during 2011.

(2)	Bonus. The amounts reported in this column for Mr. Richards and Ms. Corley represent bonuses paid in connection with Mr. Richards and Ms. Corley joining the Company.

(3)
Stock Awards. The amounts reported represent the grant date fair value of B Units calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). The amounts reported in 2011 for Mr. Campbell and Ms. Corley represent the aggregate grant date fair value of B Units granted in 2011. Mr. Campbell and Ms. Corley's B Units vest daily on a pro rata basis commencing on the date of grant and continuing through the five-year anniversary of the date of grant. The amount reported in 2011 for Mr. Edwardson represents the incremental fair value associated with the modification to Mr. Edwardson's outstanding B Unit awards in 2011 and does not reflect a new B Unit grant to Mr. Edwardson. As noted in the following narrative, in 2011, the vesting terms of Mr. Edwardson's B Units were modified in connection with his retirement as Chief Executive Officer to provide that Mr. Edwardson's outstanding B Units will continue to vest in accordance with the vesting schedule set forth in his original grant agreement (through 2014); provided, that Mr. Edwardson continues to perform services through December 31, 2012 or experiences a qualifying termination of employment prior to that date. For 2010, the amounts reported represent the aggregate grant date fair value of B Units granted in 2010 and the incremental fair value associated with the 2010 modification of the B Unit program. See Note 12 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating these amounts. Please see the Compensation Discussion and Analysis for further information regarding the 2011 B Unit grants to Mr.

Campbell and Ms. Corley and the 2011 modification of Mr. Edwardson's outstanding B Units.

(4)
Non-Equity Incentive Plan Compensation. For 2011, the amounts reported represent cash awards to the Named Executive Officers under the SMIP. Please see the Compensation Discussion and Analysis for further information regarding the 2011 SMIP.

(5)
Nonqualified Deferred Compensation Earnings. Pursuant to SEC disclosure rules, the amounts reported represent the portion of the interest credited under the RDU Plan that exceeds 120% of the applicable federal long-term rate. As noted in the Compensation Discussion and Analysis, the payment of interest earned during 2010 and 2011 under the RDU Plan was deferred until 2012. Please see the Compensation Discussion and Analysis for further information regarding the RDU Plan.

(6)
All Other Compensation. For 2011, “All Other Compensation” consists of (i) the value of RDUs that Mr. Campbell and Ms. Corley received during 2011 and (ii) profit sharing contributions to the 401(k) accounts of Messrs. Richards, Edwardson, and Eckrote and Ms. Ziegler. For 2010, “All Other Compensation” for Messrs. Richards and Eckrote and Ms. Ziegler consists of the value of RDUs that each received during 2010. The RDU value reported is calculated by multiplying the number of RDUs received by $1,000, the face amount of an RDU. Because the amounts reported represent the face amount of the unvested RDUs, these amounts may not correspond to the actual value that will be recognized by the Named Executive Officer. Participants in the RDU Plan vest in this principal component on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014, subject to earlier vesting in the event of certain qualifying terminations of employment or a sale of the Company.

2011 Grants of Plan-Based Awards Table
The following table provides information regarding the possible payouts to our Named Executive Officers in 2011 under the SMIP and the 2011 grant of B Units to Mr. Campbell and Ms. Corley.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Thomas E. Richards	—	161,753	1,078,356	2,156,712	—	—	—	—		—	—	—
John A. Edwardson	—	195,000	1,300,000	2,600,000	—	—	—			—	—
	(2)	—	—	—	—	—	—	24,887	(2)	—	—	8,220,865
Ann E. Ziegler	—	105,000	700,000	1,400,000	—	—	—	—		—	—	—
Douglas E. Eckrote	—	105,000	700,000	1,400,000	—	—	—	—		—	—	—
Neal J. Campbell		38,651	257,671	515,342	—	—	—	—		—	—	—
	3/10/2011	—	—	—	—	—	—	4,783	(3)	—	—	695,783
Christina M. Corley	—	10,962	73,082	146,164	—	—	—	—		—	—	—
	11/4/2011	—	—	—	—	—	—	5,246	(3)	—	—	797,316

(1)
These amounts represent threshold, target and maximum cash award levels set in 2011 under the SMIP. The SMIP bonus opportunities reported for Mr. Richards are prorated to reflect his SMIP bonus opportunities in effect until September 30, 2011 and his increased SMIP bonus opportunities in effect from October 1, 2011 through December 31, 2011. Mr. Campbell and Ms. Corley each commenced employment with the Company during 2011 and each received prorated bonus opportunities reflecting the portion of the year in which each Named Executive Officer was employed by the Company. The amount actually earned by each Named Executive Officer is reported as Non-Equity Incentive Plan Compensation in the 2011 Summary Compensation Table.

(2)
The amount reported for Mr. Edwardson represents the number of B Units that were impacted by the modification to Mr. Edwardson's outstanding B Unit awards in 2011 and does not reflect a new B Unit grant to Mr. Edwardson. As noted in the following narrative, in 2011, the vesting terms of Mr. Edwardson's B Units were modified in connection with his retirement as Chief Executive Officer to provide that Mr. Edwardson's outstanding B Units will continue to vest in accordance with the vesting schedule set forth in his original grant agreement (through 2014); provided, that Mr.

Edwardson continues to perform services through December 31, 2012 or experiences a qualifying termination of employment prior to that date. Please see the following narrative for further information regarding the modification to Mr. Edwardson's outstanding B Units.

(3)
The amounts reported for Mr. Campbell and Ms. Corley represent B Units granted in 2011 under the Company's 2007 Incentive Equity Plan. These B Units vest daily on a pro rata basis commencing on the date of grant and continuing through the five-year anniversary of the date of grant. The per unit participation thresholds for Mr. Campbell and Ms. Corley's B Unit grants equal $464.06 and $592.00, respectively.

(4)
The amounts reported in this column represent the grant date fair value of the 2011 B Unit grants and the incremental fair value associated with the modification of Mr. Edwardson's B Units in 2011, each as computed in accordance with FASB ASC 718. See Note 12 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating these amounts.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements and Arrangements
In connection with Mr. Richards' election to the position of Chief Executive Officer, on June 30, 2011, the Board approved the terms of an amended and restated compensation protection agreement with Mr. Richards, which became effective October 1, 2011. Mr. Richards' amended compensation protection agreement provides for, among other items, (i) an annual base salary of $775,000 subject to merit increases, (ii) an annual incentive bonus target of 150% of Mr. Richards' annual base salary and (iii) severance benefits for qualifying terminations of employment. Please see the “2011 Potential Payments Upon Termination or Change in Control” section for a discussion of Mr. Richards' severance arrangements.
On October 12, 2007, in connection with the Acquisition, the Company entered into an employment agreement with Mr. Edwardson, pursuant to which Mr. Edwardson agreed to continue to serve as the Company's Chief Executive Officer. Mr. Edwardson's employment agreement provided for, among other items, (i) an annual base salary of $760,000 subject to merit increases, (ii) an annual incentive bonus target of not less than $1,000,000, and (iii) a one-time grant of approximately 54,500 B Units in 2007. The employment agreement also provided Mr. Edwardson with certain severance payments following a qualifying termination of employment. In connection with Mr. Edwardson's retirement as Chief Executive Officer of the Company and Mr. Edwardson's continued service as the Company's Chairman, the Board approved the terms of an amended and restated employment agreement (the “Amended Employment Agreement”). The Amended Employment Agreement with Mr. Edwardson became effective on October 1, 2011 and continues through December 31, 2012. Over the duration of the Amended Employment Agreement, Mr. Edwardson's base salary will be reduced from its current level as follows:

Period	Base Salary (Per Annum)
10/1/2011 through 3/31/2012	$825,000
4/1/2012 through 6/30/2012	$618,750
7/1/2012 through 9/30/2012	$412,500
10/1/2012 through 12/31/2012	$206,250
The other significant changes reflected in the Amended Employment Agreement are as follows:

•
If Mr. Edwardson's employment as Chairman is terminated by the Company without “cause,” by Mr. Edwardson for “good reason,” or due to disability, Mr. Edwardson will receive, in addition to the payments and benefits that he is already entitled to receive under his existing employment agreement, continuation of medical, dental and vision insurance until he becomes eligible for Medicare benefits, and full COBRA rights for his eligible dependents once he becomes eligible for Medicare benefits or, if earlier, upon his death.

•	Mr. Edwardson extended the term of his noncompetition covenant through December 31, 2016.
On June 30, 2011, the Board also approved the terms of a Class B Common Unit Grant Agreement modification letter with Mr. Edwardson. The modification letter provides that Mr. Edwardson's unvested B Units will continue to vest in accordance with the vesting schedule set forth in his grant agreement (through 2014); provided, that Mr. Edwardson continues to perform services through December 31, 2012 or experiences a qualifying termination of employment (Mr. Edwardson is terminated without cause or resigns with good reason) prior to that date.
The Company has severance arrangements with respect to each Named Executive Officer that provide for payments and other benefits upon a qualifying termination of the Named Executive Officer. The terms of the Company's severance arrangements are described in “2011 Potential Payments upon Termination or Change in Control.”
SMIP
Please see the Compensation Discussion and Analysis for further information regarding the operation of the SMIP.
Class B Common Units
As noted in the Compensation Discussion and Analysis, in connection with the commencement of their employment in 2011, the Committee granted to Mr. Campbell and Ms. Corley 4,783 B Units and 5,245.5 B Units, respectively. The B Unit program is a profits-interest compensation program that was designed to permit holders of B Units to share in the increase in the equity value of the Company above a pre-defined value for the A Units. For the 2011 B Unit grants to Mr. Campbell and Ms. Corley that per unit pre-defined value, or “participation threshold,” equals $464.06 and $592.00, respectively.
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
Please see the Compensation Discussion and Analysis for further information regarding the 2011 B Unit grants to Mr. Campbell and Ms. Corley.
RDU Plan
Please see the Compensation Discussion and Analysis and Nonqualified Deferred Compensation section for further information regarding the operation of the RDU Plan.
2011 Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number and market value of unvested equity awards held by each Named Executive Officer on December 31, 2011.

Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Thomas E. Richards	11,203	$9,623,239
John A. Edwardson	37,348	$32,081,413
Ann E. Ziegler	5,229	$4,491,399
Douglas E. Eckrote	5,152	$4,425,880
Neal J. Campbell	4,006	$1,582,088
Christina M. Corley	5,079	$1,356,111

(1)
Amounts reported in this column represent the number of unvested B Units held by each Named Executive Officer as of December 31, 2011. For each of the Named Executive Officers other than Mr. Campbell and Ms. Corley, the B Units vest daily on a pro rata basis over a five year period commencing on January 1, 2010. For Mr. Campbell and Ms. Corley, the B Units vest daily on a pro rata basis over a five year period commencing on March 10, 2011 and November 4, 2011, respectively.

(2)
Following the Acquisition, the Company's equity ceased to be publicly traded and, therefore, there was no ascertainable public market value for the B Units as of December 31, 2011. The market value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

2011 Units Vested Table
The following table summarizes the number and market value of equity awards held by each Named Executive Officer that vested during 2011.

Name	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas E. Richards	3,728	$3,201,898
John A. Edwardson	12,427	$10,674,308
Ann E. Ziegler	1,740	$1,494,403
Douglas E. Eckrote	1,714	$1,472,604
Neal J. Campbell	777	$306,911
Christina M. Corley	166	$44,438

(1)
Amounts reported in this column represent the number of the Named Executive Officer's B Units that vested during 2011. These B Units remain subject to transfer restrictions pursuant to the terms of the B Unit agreements.

(2)
Following the Acquisition, the Company's equity ceased to be publicly traded and, therefore, there was no ascertainable public market value for the B Units as of December 31, 2011. The market value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

Non-Qualified Deferred Compensation
As noted in the Compensation Discussion and Analysis, the Company maintains the RDU Plan, an unfunded nonqualified deferred compensation plan that is designed to retain key leaders and focus them on driving the long-term success of the Company. Participants in the RDU Plan received RDUs that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by 28,500, which is the total number of RDUs available under the RDU Plan. Each RDU represents $1,000 of face value of the Company's Senior Subordinated Notes.
The RDUs are designed to track two components of the Company's Senior Subordinated Notes, a principal component and an interest component. However, participants have no rights to the underlying debt. The total amount of compensation available under the RDU Plan is based on these two components. The principal component credits the RDU Plan with an amount equal to $28.5 million face value of the Company's Senior Subordinated Notes (the “debt pool”). Payment of the principal component under the RDU Plan will be made to participants on October 12, 2017, unless accelerated as discussed in the “2011 Potential Payments upon Termination or Change in Control” section. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the debt pool from March 10, 2010 (or the date of hire, if later) through maturity (October 12, 2017). Payment of the interest component for the period from March 10, 2010 (or the date of hire, if later) through December 31, 2011 was made in January 2012, and payment of the interest component for periods on and after January 1, 2012 will be paid to participants semi-annually on April 15 and October 15, unless accelerated as discussed in the “2011 Potential Payments upon Termination or Change in Control” section.
Participants vest daily in the principal component during employment on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014, unless accelerated as discussed in the “2011 Potential Payments upon Termination or Change in Control” section. Participants became vested in the interest component that accrued for the period from March 10, 2010 (or the date of hire, if later) through December 31, 2011 on December 31, 2011 and vest in the interest component for periods on and after January 1, 2012 as discussed in the “2011 Potential Payments upon Termination or Change in Control” section.
The principal and interest accrued on unallocated RDUs under the RDU Plan as of December 31, 2014 will be allocated to participants who are employed as of such date on a pro rata basis according to the number of RDUs held by each such participant compared to the total debt pool, unless accelerated as discussed in the “2011 Potential Payments upon Termination or Change in Control” section. Any RDUs allocated to participants on December 31, 2014 will be fully vested. Such principal and interest components allocated to each participant shall be paid on October 12, 2017, unless accelerated as discussed in the “2011 Potential Payments upon Termination or Change in Control” section.
See “2011 Potential Payments upon Termination or Change in Control” below for a discussion of the treatment of the RDUs upon certain terminations of employment or a sale of the Company.

2011 Non-Qualified Deferred Compensation Table
The following table provides information regarding the RDU Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($) (3)
Thomas E. Richards	—	—	643,046	—	6,286,482
John A. Edwardson	—	—	—	—	—
Ann E. Ziegler	—	—	392,972	—	3,841,739
Douglas E. Eckrote	—	—	321,523	—	3,143,241
Neal J. Campbell	—	400,000	46,937	—	446,937
Christina M. Corley	—	400,000	13,231	—	413,231

(1)
The amounts reported in this column represent the number of RDUs that Mr. Campbell and Ms. Corley received during 2011 multiplied by $1,000, the face amount of an RDU. Please see the narrative above for a description of the principal component of the RDU Plan. These amounts are included in the “All Other Compensation” column in the 2011 Summary Compensation Table. Participants in the RDU Plan vest in the principal component on a pro rata basis over the three-year period commencing January 1, 2012 through December 31, 2014, subject to earlier vesting in the event of certain qualifying terminations of employment or a sale of the Company. Accordingly, none of the amounts reported in this column as of December 31, 2011 were vested.

(2)
The amounts reported in this column represent interest credited to each Named Executive Officer's RDU account in 2011. Please see the narrative above for a description of the interest component of the RDU Plan. (This is different than the portion of the interest credited that is above the applicable long-term federal rate, which is included in the “Nonqualified Deferred Compensation Earnings” column in the 2011 Summary Compensation Table.) Participants in the RDU Plan became vested in the interest payments that accrued under the RDU Plan from March 10, 2010 (or the date of hire, if later) through December 31, 2011 on December 31, 2011. Such accrued interest payments were paid to participants in January 2012.

(3)	The amounts reported in this column represent each Named Executive Officer's balance in the RDU Plan.
2011 Potential Payments upon Termination or Change in Control
Mr. Richards is a party to a compensation protection agreement that provides for certain severance benefits upon a qualifying termination of employment. As noted above, we have entered into an employment agreement with Mr. Edwardson, which also provides for certain severance benefits upon a qualifying termination of employment. In addition, in connection with the Acquisition, Ms. Ziegler and Mr. Eckrote entered into compensation protection agreements that set forth their severance arrangements (together, with Mr. Richards compensation protection agreement, the “Compensation Protection Agreements”). The remaining Named Executive Officers participate in a compensation protection plan that provides for severance benefits upon a qualifying termination of employment (“Compensation Protection Plan”). Each Named Executive Officer, other than Mr. Edwardson, is a participant in the RDU Plan and each Named Executive Officer is a participant in the Company's B Unit program, both of which provide for accelerated vesting of RDUs or B Units, as applicable, upon certain termination events or a sale of the Company.
A description of the material terms of each of the employment arrangements, the RDU Plan and B Unit program as well as estimates of the payments and benefits each Named Executive Officer would receive upon a termination of employment or sale of the Company, are set forth below. The estimates have been calculated assuming a termination date on December 30, 2011 (the last business day in 2011), an estimated market value of the Company's B Units based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis and the $1,000 face amount of an RDU. The amounts reported below are only estimates and actual payments and benefits to be paid upon a termination of a Named Executive Officer's employment with the Company or sale of the Company under these arrangements can only be determined at the time of termination or sale of the Company.
All of the Named Executive Officers are bound by noncompetition agreements with the Company. Under his amended and restated employment agreement, Mr. Edwardson is bound by noncompetition and nonsolicitation provisions that apply through December 31, 2016 and confidentiality provisions that apply for an unlimited period of time following any termination of his employment. The remaining Named Executive Officers are bound by noncompetition and nonsolicitation provisions that apply for a period of twelve months (in the case of the Compensation Protection Plan or for executives who are parties to Compensation Protection Agreements if such executive is not eligible to receive severance under the terms of such agreement) or eighteen months (if the Named Executive Officer is eligible for severance under the terms of a Compensation Protection Agreement) following any termination of employment and confidentiality provisions that apply for an unlimited period of time following any termination of employment. The noncompetition period under the B Unit agreements is 18 months for each executive who is a party to a Compensation Protection Agreement and 12 months for each executive who participates in the Compensation Protection Plan.
Employment Agreement with John A. Edwardson
We entered into an employment agreement with Mr. Edwardson on October 12, 2007 that provides for payments and other benefits in connection with the termination of his employment with the Company.
Under Mr. Edwardson's employment agreement, if Mr. Edwardson's employment is terminated due to Mr. Edwardson's death or disability, Mr. Edwardson or his estate, as applicable, is entitled to receive the following payments and benefits under the employment agreement: (1) accrued base salary through the date of termination of employment; (2) the amount of any SMIP bonus earned and payable, but not yet paid, for the fiscal year prior to the year in which Mr. Edwardson's termination of employment occurs; (3) any earned and unpaid portion of the SMIP bonus target determined as of the last day of the fiscal year in which Mr. Edwardson's termination of employment occurs, prorated from the first day in such fiscal year through the date of Mr. Edwardson's termination of employment; and (4) any employee benefits to which Mr. Edwardson is otherwise entitled. In addition, in the case of Mr. Edwardson's termination due to death or disability, Mr. Edwardson's Class B Common Unit Grant Agreement provides for the immediate vesting of the additional portion of his outstanding B Units that would vest over a period of one year from Mr. Edwardson's termination of employment. If Mr. Edwardson's employment is terminated by the Company for “cause” or by Mr. Edwardson without “good reason,” as defined in his employment agreement, Mr. Edwardson is entitled to receive the benefits described in (1), (2) and (4) above. If Mr. Edwardson's employment is terminated by the Company without “cause” or by Mr. Edwardson for “good reason,” Mr. Edwardson is entitled to receive the payments and benefits described in (1) through (4) above and a lump sum payment of two times the sum of his base salary plus his average annual incentive bonus for the last three full fiscal years.
As described above, on June 30, 2011, we amended and restated Mr. Edwardson's employment agreement in connection with his announced retirement and continued service to the Company as Chairman. The amended and restated agreement became effective October 1, 2011. Under the amended and restated agreement, if Mr. Edwardson's employment is terminated by the Company without “cause,” by Mr. Edwardson for “good reason” or due to disability, Mr. Edwardson will receive, in addition to the payments and benefits outlined in the previous paragraph, continuation of medical, dental and vision insurance until he becomes eligible for Medicare benefits, and full COBRA rights for his eligible dependents once he becomes eligible for Medicare benefits or, if earlier, upon his death.
Compensation Protection Arrangements
For purposes of determining severance benefits under the Named Executive Officers' compensation protection arrangements, a qualifying termination means termination of the Named Executive Officer's employment (1) by the Company other than (A) for “cause,” (B) the Named Executive Officer's death or (C) the Named Executive Officer's disability, or (2) for a Named Executive Officer who is a party to a Compensation Protection Agreement, by the Named Executive Officer for “good reason.”
If the employment of a Named Executive Officer other than Mr. Edwardson is terminated for any reason other than a qualifying termination of employment, the Named Executive Officer is entitled to receive his or her “accrued obligations.” Accrued obligations include the following: (1) accrued and unpaid base salary; (2) any SMIP bonus, deferred compensation and other cash compensation accrued by the Named Executive Officer to the extent not paid as of the date of termination; and (3) and vacation pay, expense reimbursements and other cash entitlements accrued by the Named Executive Officer to the extent not paid as of the date of termination.
If the employment of a Named Executive Officer other than Mr. Edwardson is terminated due to the Named Executive Officer's death or disability, the Named Executive Officer or his or her estate, as applicable, is entitled to receive the following payments under his or her compensation protection arrangement: (1) accrued obligations as defined above and (2) for executives who are parties to Compensation Protection Agreements, an annual incentive bonus (based on the target bonus under the Company's SMIP), prorated through the effective date of the Named Executive Officer's termination of employment.
If the employment of a Named Executive Officer other than Mr. Edwardson is terminated due to a qualifying termination, the Named Executive Officer is entitled to receive the following payments and benefits under his or her compensation protection arrangement: (1) accrued obligations as defined above; (2) the portion of the unpaid SMIP bonus that the Named Executive Officer would have received had he or she remained employed by the Company for the full year in which the termination occurs, based on actual performance and prorated through the date of termination; (3) continuation in accordance with the Company's regular payroll practices of a multiple of the Named Executive Officer's base salary; (4) payment of a multiple of the Named Executive Officer's SMIP bonus that would have been earned had the Named Executive Officer remained employed by the Company for the full year in which the termination occurs, based on actual performance; (5) continuation of certain health and welfare benefits for the number of years specified in the Named Executive Officer's compensation protection arrangement or if earlier, the date that the Named Executive Officer became eligible for each such type of insurance coverage from a subsequent employer (provided, however, that if the Company is unable to provide such continuation benefits to the Named Executive Officer, the Company will reimburse and provide a tax-gross up for the cost associated with providing such benefits); and (6) outplacement services of up to $20,000. The multiple to be applied in determining severance payments and health and welfare continuation coverage is one for Named Executive Officers who participate in the Compensation Protection Plan, two for Named Executive Officers who are parties to Compensation Protection Agreements or, in the case Mr. Richards resigns for good reason in certain circumstances following an acquisition of the Company on or before December 31, 2011, three for base salary and health and welfare benefits and 2.99 for SMIP bonus. The receipt of all of the payments and benefits above, except payment of accrued obligations, is conditioned upon the Named Executive Officer's execution of a general release agreement in which he or she waives all claims that he or she might have against the Company and certain associated individuals and entities.
If the payments and benefits to a Named Executive Officer under their respective employment agreement or Compensation Protection Agreement would subject the Named Executive Officer to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Named Executive Officer would be entitled to receive a “gross-up” payment, unless the Named Executive Officer's net after-tax benefit resulting from such gross-up payment, as compared to a reduction of such payments and benefits so that no excise tax is incurred, is less than $100,000. The foregoing gross-up payment is applicable only in the case of the Company's first change in control following its initial public offering.
RDU Plan
As noted in the Compensation Discussion and Analysis and narrative to the “2011 Non-Qualified Deferred Compensation” table, the Company maintains the RDU Plan. Upon a qualifying termination of employment under a Compensation Protection Agreement, the participant will vest in the RDUs through the date of termination, determined as if the vesting schedule had been five year daily commencing on January 1, 2010. For participants in the RDU Plan, in the event of death or disability, the participant will vest in an additional 20% of the RDUs (i.e., one year of vesting on a five year daily vesting schedule). With respect to the interest component of the RDU Plan, upon a termination of employment, a participant receives interest payments, payable at the same time and same rate as other RDU participants, with respect to vested and unvested RDUs through the date of termination and with respect to vested RDUs thereafter.
All outstanding RDUs become vested upon a sale of the Company and participants will receive unpaid interest through the date of such sale of the Company. In addition, upon a sale of the Company, the Company is required to pay the same change in control payment, equal to 1% of the debt pool, as it would be required to pay noteholders under the indenture governing the Company's Senior Subordinated Notes. The change in control payment, as well as the principal and interest portion of the debt pool not yet allocated as of the date of the sale of the Company, will be allocated to participants who are employed as of such date on a pro rata basis according to the number of RDUs held by each participant compared to the total debt pool.
B Units
Except as described below with respect to Mr. Edwardson, there is no acceleration or continuation of vesting of the B Units for terminations other than on account of a Named Executive Officer's death or disability. In the case of termination due to the Named Executive Officer's death or disability, each Named Executive Officer's Class B Common Unit Grant Agreement provides for the immediate vesting of the additional portion of his or her outstanding B Units that would vest over a period of one year from such Named Executive Officer's termination of employment. All outstanding unvested B Units would immediately vest upon a sale of the Company under the Class B Common Unit Grant Agreements entered into with each Named Executive Officer.
On June 30, 2011, the Board also approved the terms of a Class B Common Unit Grant Agreement modification letter with Mr. Edwardson. The modification letter provides that Mr. Edwardson's unvested B Units will continue to vest in accordance with the vesting schedule set forth in his grant agreement (through 2014); provided, that Mr. Edwardson continues to perform services through December 31, 2012 or experiences a qualifying termination of employment (Mr. Edwardson is terminated without cause or resigns with good reason) prior to that date.
For purposes of the RDU Plan and B Unit program, a sale of the Company means the acquisition by any person or group of (1) at least 51% of the equity securities of the Company entitled to vote to elect members of the Board or (2) all or substantially all of the Company's assets determined on a consolidated basis. An initial public offering does not constitute a sale of the Company.
Potential Payments upon a Qualifying Termination of Employment (1)

Name	Severance Payment ($) (2)	Pro Rata Actual Bonus Payment ($) (3)	Value of Class B Common Units ($) (4)	Value of Accelerated RDUs ($) (5)	Welfare Benefits ($) (6)	Outplacement ($) (7)	Aggregate Payments ($)
Thomas E. Richards (2x Scenario)	5,000,740	1,725,370	—	3,208,482	17,502	20,000	9,972,094
Thomas E. Richards (3x Scenario)	7,483,856	1,725,370	—	3,208,482	26,253	20,000	12,463,961
John A. Edwardson	5,139,200	2,080,000	32,110,657	—	9,793	—	39,339,650
Ann E. Ziegler	2,880,000	1,120,000	—	1,960,739	11,549	20,000	5,992,288
Douglas E. Eckrote	2,790,000	1,120,000	—	1,604,241	17,406	20,000	5,551,647
Neal J. Campbell	715,000	412,274	—	46,937	8,215	20,000	1,202,426
Christina M. Corley	715,000	116,932	—	13,231	10,213	20,000	875,376

(1)
A qualifying termination means termination of the Named Executive Officer's employment (1) by the Company other than (A) for “cause,” (B) the Named Executive Officer's death or (C) the Named Executive Officer's disability, or (2) for a Named Executive Officer who is a party to a Compensation Protection Agreement, by the Named Executive Officer for “good reason.”

(2)
Except as otherwise noted, amounts reported in this column represent a multiple of the sum of (i) the Named Executive Officer's base salary and (ii) the Named Executive Officer's annual incentive bonus target for 2011 multiplied by the 2011 SMIP payout percentage of 160%. For Mr. Edwardson, the bonus component of his severance payment is determined under his employment agreement based upon the average of the annual incentive bonus amounts earned for the last three full fiscal years. The multiple is one times for the Named Executive Officers who participate in the Compensation Protection Plan, two times for Mr. Edwardson and the Named Executive Officers who are parties to Compensation Protection Agreements and three times for base salary and 2.99 times for SMIP bonus in the case Mr. Richards resigns for good reason in certain circumstances following an acquisition of the Company on or before December 31, 2011.

(3)
Under the Named Executive Officers' respective agreements, the Named Executive Officers are entitled to a pro rata bonus based on the Company's actual performance for the year in which termination occurs. The amount reported in this column represents the annual bonus earned by each Named Executive Officer during 2011. This amount is also reported in the 2011 Summary Compensation Table as 2011 compensation.

(4)
Pursuant to the terms of the B Unit agreements, the B Units do not accelerate upon a termination of employment other than a termination of employment due to the death or disability of the Named Executive Officer, as described below. Although Mr. Edwardson's unvested B Units do not accelerate upon a qualifying termination of employment, Mr. Edwardson's unvested B Units will continue to vest in accordance with the vesting schedule set forth in his grant agreement (through 2014) upon a qualifying termination of employment. The amount reported for Mr. Edwardson represents the value of the B Units that will continue to vest in the event Mr. Edwardson's employment with the Company is terminated without cause or Mr. Edwardson resigns with good reason before December 31, 2012. The B Unit value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

(5)
Pursuant to the terms of the RDU Plan, upon a qualifying termination of employment under a Compensation Protection Agreement, the participant will vest in the RDUs through the date of termination, determined as if the vesting schedule had been five year daily commencing on January 1, 2010. The amounts reported in the table represent the sum of (i) the number of RDUs that would vest upon the qualifying termination of employment under a Compensation Protection Agreement multiplied by the $1,000 face amount of an RDU and (ii) the interest earned in 2010 and 2011 that became vested on December 31, 2011 and was paid in January 2012. In addition, the Named Executive Officer will continue to receive interest earned subsequent to 2011 with respect to the RDUs that vested in connection with his or her qualifying termination of employment.

(6)	Represents the estimated value of continued welfare benefits that all Named Executive Officers would be entitled to receive upon a qualifying termination of employment.

(7)	Represents the maximum value of outplacement services that all Named Executive Officers, except for Mr. Edwardson, would be entitled to receive.
Potential Payments upon Death or Disability Table

Name	Severance Payment ($)	Pro Rata Actual Bonus Payment ($) (1)	Value of Accelerated Class B Common Units ($) (2)	Value of Accelerated RDUs ($) (3)	Aggregate Payments ($)
Thomas E. Richards	—	1,725,370	3,205,407	2,182,482	7,113,259
John A. Edwardson	—	2,080,000	10,686,006	—	12,766,006
Ann E. Ziegler	—	1,120,000	1,496,041	1,333,739	3,949,780
Douglas E. Eckrote	—	1,120,000	1,474,218	1,091,241	3,685,459
Neal J. Campbell	—	412,274	377,800	126,937	917,011
Christina M. Corley	—	116,932	280,110	93,231	490,273

(1)
Under the Compensation Protection Agreements, the Named Executive Officers are entitled to a pro rata bonus based on target or, in the case of Mr. Edwardson, actual performance for the year in which termination occurs. The amount reported in this column represents the annual bonus earned by each Named Executive Officer during 2011. This amount is also reported in the 2011 Summary Compensation Table as 2011 compensation.

(2)
Represents the value of B Units, equal to the amount that would vest over a period of one year, in the event of a death or a termination following a disability on December 30, 2011. The B Unit value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

(3)
Pursuant to the terms of the RDU Plan, in the event of the participant's death or disability, the participant will vest in an additional 20% of the RDUs (i.e., one year of vesting on a five year daily vesting schedule). The amounts reported in the table represent the sum of (i) the number of RDUs that would vest upon a termination due to death or disability multiplied by the $1,000 face amount of an RDU and (ii) the interest earned in 2010 and 2011 that became vested on December 31, 2011 and was paid in January 2012. In addition, the Named Executive Officer will continue to receive interest earned subsequent to 2011 with respect to the RDUs that vested in connection with his or her termination of employment due to death or disability.

Potential Payments upon a Change in Control

Name	Severance Payment ($)	Pro Rata Actual Bonus Payment ($)	Value of Accelerated Class B Common Units ($) (1)	Value of Accelerated RDUs ($) (2)	Gross-Up ($) (3)	Aggregate Payments ($) (4)
Thomas E. Richards	—	—	9,632,012	7,143,831	—	16,775,843
John A. Edwardson	—	—	32,110,657	—	—	32,110,657
Ann E. Ziegler	—	—	4,495,493	4,365,681	—	8,861,174
Douglas E. Eckrote	—	—	4,429,915	3,571,921	—	8,001,836
Neal J. Campbell	—	—	1,583,121	513,790	—	2,096,911
Christina M. Corley	—	—	1,356,877	480,085	—	1,836,962

(1)
Represents the value of all unvested B Units that would become vested immediately prior to a sale of the Company on December 30, 2011. The B Unit value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

(2)
Represents the value of all unvested RDUs that would become vested upon a sale of the Company as well as the interest accrued in 2010 and 2011 on these RDUs, the allocation of the unallocated RDU debt pool (principal and any accrued interest) that each Named Executive Officer would have received if a sale of the Company occurred on December 30, 2011 and the change in control payment on the RDUs. The amounts are calculated based on the $1,000 face amount of an RDU. Please see the “2011 Non-Qualified Deferred Compensation” table for a description of the RDU Plan and the narrative above entitled “RDU Plan” for a description of the amounts to be received by participants in the RDU Plan upon a sale of the Company.

(3)
The tax gross-up calculations assumed a blended effective tax rate of approximately 39% and a 20% excise tax incurred on excess parachute payments, as calculated in accordance with Internal Revenue Code Sections 280G and 4999. For Mr. Richards, given that he commenced employment with the Company in 2009, the tax gross-up calculation is based on Mr. Richard's W-2 forms for 2009 and 2010 only, with 2009 compensation information based on an annualized salary amount. For Ms. Ziegler, given that she commenced employment in 2008, the tax gross-up calculation is based on Ms. Ziegler's W-2 forms for 2008, 2009 and 2010 only, with 2008 compensation information based on an annualized salary amount.

(4)
If the Named Executive Officer experiences a qualifying termination of employment in connection with a change in control, the Named Executive Officer would also be entitled to the amounts reported in the “Potential Payments upon a Qualifying Termination of Employment” table above, except that such Named Executive Officer would receive the value of the accelerated RDUs as set forth in this table rather than in the “Potential Payments upon a Qualifying Termination of Employment” table above. In addition, the 280G gross-up calculation would be increased to reflect the additional compensation received in connection with a qualifying termination of employment. In such case, Mr. Richards would receive a gross-up payment of $2,316,136 for the 2x termination scenario and $3,608,933 for the 3x termination scenario, and Ms. Ziegler would receive a gross-up payment of $1,357,190.

Director Compensation
Our managers who (1) were appointed jointly by our Equity Sponsors and (2) were not also officers or employees of the Company or Managing Directors of our Equity Sponsors in 2011 were eligible to receive an annual retainer of $175,000 in 2011, paid on a quarterly basis after completion of each quarter of service. Steven W. Alesio, Barry K. Allen, Benjamin D. Chereskin and Donna F. Zarcone were eligible to receive this retainer for their Board service in 2011. Our other non-employee managers, Glenn M. Creamer, Michael J. Dominguez, Paul J. Finnegan and Robin P. Selati, were Managing Directors of the Equity Sponsors in 2011 and therefore were not eligible to receive this retainer for their Board service in 2011.
The following table shows information concerning the retainer paid to eligible managers during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash/Total
Steven W. Alesio	$175,000
Barry K. Allen	$175,000
Benjamin D. Chereskin	$175,000
Donna F. Zarcone	$106,250	(1)

(1)
Consists of a pro rata portion of the $175,000 annual retainer earned by Ms. Zarcone based upon length of Board service in 2011. Ms. Zarcone currently serves on the Board and commenced Board service on May 23, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All of the equity interests of CDW LLC and CDW Finance Corporation are owned by Parent, which in turn is wholly owned by CDW Holdings. CDW Holdings was capitalized in connection with the Acquisition with approximately $2,141.9 million of equity capital in the form of units. As of December 31, 2011, CDW Holdings had 2,165,617.47 A Units outstanding and 202,907.74 B Units outstanding, of which 75,461.18 were vested. The A Units and the vested B Units vote together as a single class of units. The following table sets forth certain information regarding the beneficial ownership of the units of CDW Holdings as of December 31, 2011 by:

•	each person who is the beneficial owner of more than 5% of its outstanding voting common equity;

•	each member of the board of managers of CDW Holdings and each of our Named Executive Officers; and

•	our managers and executive officers as a group.
To our knowledge, each such holder has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	CDW Holdings LLC
	Number of A Units Beneficially Owned	Percent of A Units Beneficially Owned	Number of B Units Beneficially Owned	Percent of B Units Beneficially Owned	Percent of All Units Beneficially Owned
Principal Unitholders:
Madison Dearborn (1)	1,108,879.4	51.2	—	—	49.5
Providence Equity (2)	980,415.5	45.3	—	—	43.7
Managers and Executive Officers:
John A. Edwardson (3)	26,000.0	1.2	26,895.9	34.7	2.4
Ann E. Ziegler (4)	1,000.0	*	3,765.4	5.0	*
Thomas E. Richards (5)	2,154.9	*	8,067.8	10.6	*
Douglas E. Eckrote (6)	4,000.0	*	3,710.5	4.9	*
Christina M. Corley (7)	—	*	338.6	*	*
Neal J. Campbell (8)	—	*	934.1	1.2
Steven W. Alesio	—	—	—	—	—
Barry K. Allen	—	—	—	—	—
Benjamin D. Chereskin	—	—	—	—	—
Glenn M. Creamer	—	—	—	—	—
Michael J. Dominguez	—	—	—	—	—
Paul J. Finnegan	—	—	—	—	—
Robin P. Selati	—	—	—	—	—
Donna F. Zarcone	—	—	—	—	—
All Managers and Executive Officers as a group (19 persons)	37,454.9	1.7	56,260.4	70.4	4.2
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

(3)
8,775 A Units held by the Edwardson Family Foundation are deemed to be beneficially owned by Mr. Edwardson. Includes beneficial ownership of 2,042.7 B Units held by Mr. Edwardson that may be acquired within 60 days of December 31, 2011.

(4)
350 A Units held by the Mark A. Orloff Irrevocable Trust, the assets of which trust, including the 350 A Units, are pledged to secure a loan incurred by the trust, and 650 A Units held by the Ann E. Ziegler IRA Northern Trust Bank are deemed to be beneficially owned by Ms. Ziegler. Includes beneficial ownership of 286.0 B Units held by Ms. Ziegler that may be acquired within 60 days of December 31, 2011.

(5)	Includes beneficial ownership of 612.7 B Units held by Mr. Richards that may be acquired within 60 days of December 31, 2011.

(6)	Includes beneficial ownership of 281.8 B Units held by Mr. Eckrote that may be acquired within 60 days of December 31, 2011.

(7)	Includes beneficial ownership of 172.2 B Units held by Ms. Corley that may be acquired within 60 days of December 31, 2011.

(8)	Includes beneficial ownership of 157.0 B Units held by Mr. Campbell that may be acquired within 60 days of December 31, 2011.
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
Management and Equity Sponsor equity arrangements
Certain members of the Company's senior management team have purchased A Units in CDW Holdings. As of December 31, 2011, executive officers owned 37,454.9 A Units (including deferred A Units), or approximately 1.7% of the outstanding A Units (including deferred A Units). The aggregate purchase price paid by the executive officers for these units (including deferred A Units) was approximately $36.3 million.
The A Units are subject to restrictions on transfer, and also are subject to the right of CDW Holdings or, if not exercised by CDW Holdings, the right of the Equity Sponsors, to repurchase the units in certain circumstances, subject to certain exceptions. With respect to certain members of our executive committee, these circumstances include: (i) a termination of the executive's employment with the company for cause, (ii) a resignation (other than upon retirement or resignation due to disability or for good reason) within three years of the date of such equity purchase, (iii) a material violation of a restrictive covenant within three years after the executive's termination of employment with the company or (iv) the executive becoming employed by, performing services for or becoming associated with a competitor. With respect to all other management investors, these circumstances include: (i) a termination of the executive's employment with the company for any reason, (ii) a violation of a restrictive covenant, or (iii) the executive becoming employed by, performing services for or becoming associated with a competitor. If an executive's employment with us terminates for any reason other than for cause or violation of a restrictive covenant, the executive's units can be repurchased at fair market value. Upon a termination for cause or violation of a restrictive covenant, the executive's units can be repurchased at the lower of original cost or fair market value.
Certain members of senior management have purchased A units in CDW Holdings on a deferred basis by deferring certain future compensation into deferred A units. Holders of the deferred A Units are entitled to any distributions (whether in cash or property) on A Units as though each deferred unit held was one A Unit, though such distributions may not be made at the same time as distributions are made to holders of A Units, as more fully described in the applicable deferred unit purchase agreement. Deferred units cannot generally be transferred prior to the applicable settlement date and, if deferred units are settled in exchange for A Units, such A Units can only be transferred as provided by the agreements governing the A Units, including the limited liability company agreement and with respect to those parties to the unitholders agreement, to that agreement.
CDW Holdings, the Equity Sponsors, certain executive committee members and certain other co-investors have entered into a unitholders agreement. Under the unitholders agreement, if the Equity Sponsors (so long as the Equity Sponsors collectively continue to hold at least 51% of the Common Units (as defined in the CDW Holdings limited liability company agreement)) seek to sell all or substantially all of the company, these executives must consent to the sale and cooperate with the Equity Sponsors, which may include selling their securities to the buyer on the terms and at the price negotiated by the Equity Sponsors and signing whatever documents as are reasonably necessary to consummate the sale. Additionally, under the unitholders agreement, prior to an initial public offering, if the Equity Sponsors sell a significant portion of their ownership interest in CDW Holdings to a third party (disregarding sales in the public market, transfers to affiliates and certain other exceptions), these executives will have the option, but will not be required (except in the case of a sale of the entire company), to participate in the sale and sell alongside the Equity Sponsors on a pro rata basis. Prior to an initial public offering or a sale of all or substantially all of CDW Holdings, each executive will be required to vote his or her units in favor of a board of managers consisting of such representatives as the Equity Sponsors designate and our Chief Executive Officer. The right of each Equity Sponsor to designate such representatives is subject to certain percentage ownership requirements.
CDW Holdings, the Company, the Equity Sponsors, certain executive committee members and certain other co-investors have entered into a registration rights agreement. Under the registration rights agreement, the Equity Sponsors were given the right to require the Company to register any or all of its securities under the Securities Act on Form S-1 or Form S-3, at the Company's expense. Additionally, these executives are entitled to request the inclusion of their registrable securities in any such registration statement at the Company's expense whenever the Company proposes to register any offering of its securities.
     CDW Holdings, all senior management investors, the Equity Sponsors and certain other co-investors have entered into an amended and restated limited liability company agreement. The limited liability company agreement specifies the rights and obligations of the members of CDW Holdings and the rights of the various classes of limited liability company interests therein. Pursuant to the amended and restated limited liability company agreement, holders of A Units and B Units in CDW Holdings will share in future distributions on a pro rata basis, subject to certain participation thresholds for holders of B Units.
Transactions with Equity Sponsors
Madison Dearborn and Providence Equity are private equity firms that have investments in companies that purchase products or services from, or provide products or services to, the Company. We believe that such transactions are entered into in the ordinary course of business on terms no less favorable to us than terms that could have been reached with an unaffiliated third party.
Review and approval of transactions with related persons
The charter of the audit committee of CDW Holdings gives the audit committee the responsibility to review all transactions with related persons. According to the charter, no related person transaction may be entered into unless and until it has been approved by the audit committee. For these purposes, a related person transaction is considered to be any transaction that is required to be disclosed pursuant to Item 404 of the SEC's Regulation S-K.
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
Director Independence
Because affiliates of Madison Dearborn and Providence Equity own approximately 94.1% of the voting common units of CDW Holdings, we would be a “controlled company” within the meaning of Rule 5615 of the Nasdaq Marketplace Rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market, Inc., including the requirement that the board of directors be composed of a majority of independent directors.
Item 14. Principal Accountant Fees and Services
On June 22, 2011, the Audit Committee of the Board of Managers of the Company approved the dismissal of PricewaterhouseCoopers LLP (“PWC”) and the engagement of Ernst & Young LLP (“E&Y”) as the Company's independent registered public accounting firm, effective June 22, 2011.
The following table presents the total fees and expenses billed by E&Y for the year ended December 31, 2011 and PWC for the year ended December 31, 2010:

(in thousands)	Years Ended December 31,
	2011	2010
Audit Fees (1)	$1,084.2	$1,730.0
Audit Related Fees (2)	—	380.0
Tax Fees (3)	—	15.0
All Other Fees (4)	2.0	—
Total	$1,086.2	$2,125.0

(1)
Audit fees include fees for the audit of our annual financial statements and reviews of our quarterly financial statements. Fees in 2011 and 2010 also include services related to the Company’s Registration Statements on Form S-4. Fees in 2010 also include services provided in connection with the issuance of the Company’s Senior Secured Notes in December.

(2)
Audit related fees include fees related to employee benefit plans and consultation services provided in connection with the Company’s Registration Statement on Form S-4 and certain changes to compensation plans.

(3)	Tax fees include fees related to tax compliance.

(4)	All other fees include a fee paid for a license to use software relating to accounting rules and regulations.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	96
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

CDW CORPORATION

Date:	March 9, 2012	By:	/s/ Thomas E. Richards
Thomas E. Richards
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Richards	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2012
Thomas E. Richards

/s/ Ann E. Ziegler	Senior Vice President and Chief Financial Officer (principal financial officer)	March 9, 2012
Ann E. Ziegler

/s/ Virginia L. Seggerman	Vice President and Controller (principal accounting officer)	March 9, 2012
Virginia L. Seggerman

/s/ Michael J. Dominguez	Director	March 9, 2012
Michael J. Dominguez

/s/ Paul J. Finnegan	Director	March 9, 2012
Paul J. Finnegan

EXHIBIT INDEX

Exhibit Number	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.4
Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.5
Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.6	By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.6 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.7
Amended and Restated Articles of Incorporation of CDW Technologies, Inc., previously filed as Exhibit 3.7 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.8
Amended and Restated By-Laws of CDW Technologies, Inc., previously filed as Exhibit 3.8 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.10
Amended and Restated Limited Liability Company Agreement of CDW Direct, LLC, previously filed as Exhibit 3.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.11	Articles of Organization of CDW Government LLC, previously filed as Exhibit 3.11 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.12	Articles of Organization of CDW Government LLC, previously filed as Exhibit 3.11 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.13
Articles of Incorporation of CDW Logistics, Inc., previously filed as Exhibit 3.13 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.14	By-Laws of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.1
Senior Exchange Note Indenture, dated October 10, 2008, by and among CDW Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.2
Senior Exchange Note Supplemental Indenture, dated as of May 10, 2010, by and among CDW LLC, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

Exhibit Number	Description
4.3
Second Senior Exchange Note Supplemental Indenture, dated as of August 23, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.3 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.4
Third Senior Exchange Note Supplemental Indenture, dated as of February 16, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.5
Form of Fixed Rate Senior/Senior PIK Election Exchange Note due 2015 (included as Exhibit B to Exhibit 4.1 above), previously filed as Exhibit 4.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.6
Form of Global Fixed Rate Senior Note due 2015, Series B, previously filed as Exhibit 4.5 with CDW Corporation's Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference.

4.7
Form of Global Fixed Rate Senior PIK Note due 2015, Series B, previously filed as Exhibit 4.6 with CDW Corporation's Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference.

4.8
Senior Subordinated Exchange Note Indenture, dated as of October 10, 2008, by and among CDW Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.6 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.9
Senior Subordinated Exchange Note Supplemental Indenture, dated as of May 10, 2010, by and among CDW LLC, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.7 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.10
Second Senior Subordinated Exchange Note Supplemental Indenture, dated as of August 23, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.8 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.11
Form of Fixed Rate Senior Subordinated Exchange Note due 2017 (included as Exhibit B to Exhibit 4.8 above), previously filed as Exhibit 4.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.12
Form of Global Fixed Rate Senior Subordinated Exchange Note due 2017, Series B, previously filed as Exhibit 4.11 with CDW Corporation's Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference.

4.13
Senior Secured Note Indenture, dated as of December 17, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.14
Senior Secured Note Supplemental Indenture, dated as of March 29, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on March 30, 2011 and incorporated herein by reference.

4.15	Form of Senior Secured Note (included as Exhibit A to Exhibit 4.13), previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.16
Senior Note Indenture, dated as of April 13, 2011, between CDW Escrow Corporation and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.17
Senior Note Supplemental Indenture, dated as of April 13, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

Exhibit Number	Description
4.18
Second Senior Note Supplemental Indenture, dated as of May 20, 2011, by and among CDW LLC, CDW Finance Corporation, CDW Escrow Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on May 23, 2011 and incorporated herein by reference.

4.19
Third Senior Note Supplemental Indenture, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.5 with CDW Corporation's Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.20	Form of Senior Note (included as Exhibit A to Exhibit 4.16), previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.21
Senior Secured Notes Registration Rights Agreement, dated as of December 17, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and J.P. Morgan Securities LLC as representative of the initial purchasers thereto, previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.22
Senior Notes Registration Rights Agreement, dated as of April 13, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and J.P. Morgan Securities LLC as representative of the initial purchasers thereto, previously filed as Exhibit 4.4 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.23
Add-On Senior Notes Registration Rights Agreement, dated as of May 20, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and J.P. Morgan Securities LLC as initial purchaser, previously filed as Exhibit 4.4 with CDW Corporation's Form 8-K filed on May 23, 2011 and incorporated herein by reference.

4.24
Senior Notes Registration Rights Agreement, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and Barclays Capital Inc., previously filed as Exhibit 4.7 with CDW Corporation's Form 8-K filed on February 17, 2012 and incorporated herein by reference.

10.1
Revolving Loan Credit Agreement, dated as of June 24, 2011, by and among CDW LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, GE Commercial Distribution Finance Corporation, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-collateral agents and other agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation's Amendment No. 1 to Form S-4 filed on September 26, 2011 (Reg. No. 333-175597) and incorporated herein by reference.

10.2
Term Loan Agreement, dated as of October 12, 2007 and amended and restated March 12, 2008, by and among VH MergerSub, Inc., CDW Corporation, the lenders party thereto, Lehman Commercial Paper Inc., Lehman Brothers Inc., J.P. Morgan Securities Inc., Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A, previously filed as Exhibit 10.2 with CDW Corporation's Amendment No. 1 to Form S-4 filed on September 26, 2011 (Reg. No. 333-175597) and incorporated herein by reference.

10.3
Amendment No. 1 to the Term Loan Agreement, dated as of November 4, 2009 previously filed as Exhibit 10.4 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.4
Amendment No. 2 to the Term Loan Agreement, dated as of December 2, 2010, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on December 7, 2010 and incorporated herein by reference.

10.5	Amendment No. 3 to the Term Loan Agreement, dated as of March 11, 2011, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on March 11, 2011 and incorporated herein by reference.

10.6
Guarantee and Collateral Agreement, dated as of October 12, 2007, as amended and restated December 17, 2010, among CDW LLC, the Guarantors and Morgan Stanley & Co. Incorporated, in its capacity as collateral agent, previously filed as Exhibit 10.6 with CDW Corporation's Amendment No. 1 to Form S-4 filed on September 26, 2011 (Reg. No. 333-175597) and incorporated herein by reference.

Exhibit Number	Description
10.7
Management Services Agreement, dated as of October 12, 2007, by and between CDW Corporation, Madison Dearborn Partners V-B, L.P. and Providence Equity Partners L.L.C., previously filed as Exhibit 10.9 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.8
Registration Agreement, dated as of October 12, 2007, by and among VH Holdings, Inc. CDW Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Partners V Executive-A, L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P., and the other securityholders party thereto, previously filed as Exhibit 10.10 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.9§
CDW Holdings LLC 2007 Incentive Equity Plan, adopted as of October 12, 2007, previously filed as Exhibit 10.11 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.10§
Form of CDW Holdings LLC Class A Common Unit Purchase and Exchange Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Thomas E. Richards, John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.12 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.11§
Form of CDW Holdings LLC Class A Common Unit Purchase and Exchange Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future investors), previously filed as Exhibit 10.13 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.12§
Form of CDW Holdings LLC Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Thomas E. Richards, John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.14 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.13§
Form of CDW Holdings LLC Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future grantees), previously filed as Exhibit 10.15 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.14§
Form of CDW Holdings LLC Deferred Unit Purchase Agreement (executed by Dennis G. Berger, Douglas E. Eckrote and Christine A. Leahy), previously filed as Exhibit 10.16 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.15§
Form of CDW Holdings LLC Deferred Unit Purchase Agreement (executed by Matthew A. Troka and to be used for certain future investors), previously filed as Exhibit 10.17 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.16§
Form of Compensation Protection Agreement (executed by Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.18 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.17§
CDW Compensation Protection Plan, adopted as of December 10, 2002 and amended and restated effective as of January 1, 2009 (applicable to Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka), previously filed as Exhibit 10.19 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.18*§	First Amendment to CDW Compensation Protection Plan, adopted as of December 10, 2002 and amended and restated effective as of January 1, 2009, dated as of January 3, 2012.

10.19§
Form of Noncompetition Agreement under the Compensation Protection Agreement, previously filed as Exhibit 10.20 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

Exhibit Number	Description
10.20§
Form of Noncompetition Agreement under the CDW Compensation Protection Plan, previously filed as Exhibit 10.21 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.21§
CDW Restricted Debt Unit Plan, adopted as of March 10, 2010, previously filed as Exhibit 10.22 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.22§
Form of CDW Restricted Debt Unit Grant Notice and Agreement (executed by Thomas E. Richards, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.23 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.23§
Form of CDW Restricted Debt Unit Grant Notice and Agreement (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future grantees), previously filed as Exhibit 10.24 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.24§
Senior Management Incentive Plan, as amended and restated effective January 1, 2010, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on November 15, 2010 and incorporated herein by reference.

10.25§
Employment Agreement dated as of October 12, 2007 by and between CDW Corporation and John A. Edwardson, previously filed as Exhibit 10.26 with CDW Corporation's Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.26§
First Amendment to the Employment Agreement by and between CDW Corporation and John A. Edwardson dated as of January 1, 2009, previously filed as Exhibit 10.27 with CDW Corporation's Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.27§
Addendum to Compensation Protection Agreement dated as of March 10, 2010 by and between CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.28 with CDW Corporation's Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.28§
Amended and Restated Employment Agreement dated as of June 30, 2011 by and between CDW LLC and John A. Edwardson, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on July 1, 2011 and incorporated herein by reference.

10.29§
Class B Grant Agreement Modification Letter dated as of June 30, 2011 by and among CDW Holdings LLC, John A. Edwardson, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., Providence Equity Partners VI, L.P. and Providence Equity Partners VI-A, L.P., previously filed as Exhibit 10.2 with CDW Corporation's Form 8-K filed on July 1, 2011 and incorporated herein by reference.

10.30§
Amended and Restated Compensation Protection Agreement dated as of June 30, 2011 by and between CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.3 with CDW Corporation's Form 8-K filed on July 1, 2011 and incorporated herein by reference.

10.31*§	Letter Agreement dated as of September 13, 2011 by and between CDW Direct, LLC and Christina M. Corley.

12.1*	Computation of ratio of earnings to fixed charges.

16.1
Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated as of June 28, 2011, previously filed as Exhibit 16.1 with CDW Corporation's Form 8-K filed on June 28, 2011 and incorporated herein by reference.

Exhibit Number	Description
21.1*	List of subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed Herewith

**	These items are furnished and not filed.

***
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