Form 10-Q
period 2012-03-31
CDW Corp
filed 2012-05-15
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No The registrant has been subject to the filing requirements of Sections 13 and 15(d) for less than 90 days since the registrant's Registration Statement on Form S-4 was declared effective by the Commission on May 14, 2012.  The registrant has filed (a) all reports required to be filed by it since that date and (b) all reports which it would have been required to file during the preceding 12 months had it been subject to such provisions.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of May 8, 2012, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 913,581 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per share amounts)

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$36.5	$99.9
Accounts receivable, net of allowance for doubtful accounts of $5.8 and $5.4, respectively	1,093.6	1,254.9
Merchandise inventory	346.8	321.7
Miscellaneous receivables	156.3	143.6
Deferred income taxes	23.1	24.6
Prepaid expenses and other	45.0	34.7
Total current assets	1,701.3	1,879.4
Property and equipment, net	146.1	154.3
Goodwill	2,209.0	2,208.4
Other intangible assets, net	1,599.4	1,636.0
Deferred financing costs, net	63.5	68.5
Other assets	2.1	3.0
Total assets	$5,721.4	$5,949.6
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable—trade	$520.7	$517.8
Accounts payable—inventory financing	204.7	278.7
Current maturities of long-term debt	—	201.0
Deferred revenue	34.9	27.8
Accrued expenses:
Compensation	76.0	106.6
Interest	114.0	54.9
Sales taxes	23.2	23.1
Advertising	31.9	38.8
Income taxes	11.1	—
Other	91.2	92.6
Total current liabilities	1,107.7	1,341.3
Long-term liabilities:
Debt	3,871.6	3,865.0
Deferred income taxes	673.8	692.0
Other liabilities	57.7	58.6
Total long-term liabilities	4,603.1	4,615.6
Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 914,056 and 913,063 shares issued, respectively; 913,581 and 912,706 shares outstanding, respectively	—	—
Paid-in capital	2,191.5	2,186.1
Accumulated deficit	(2,180.7)	(2,191.3)
Accumulated other comprehensive loss	(0.2)	(2.1)
Total shareholders’ equity (deficit)	10.6	(7.3)
Total liabilities and shareholders’ equity (deficit)	$5,721.4	$5,949.6
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$2,319.2	$2,129.6
Cost of sales	1,934.6	1,779.2
Gross profit	384.6	350.4
Selling and administrative expenses	251.6	229.3
Advertising expense	29.4	29.4
Income from operations	103.6	91.7
Interest expense, net	(78.9)	(92.1)
Net loss on extinguishments of long-term debt	(9.4)	(3.2)
Other (expense) income, net	(0.2)	0.5
Income (loss) before income taxes	15.1	(3.1)
Income tax expense	(4.2)	(1.1)
Net income (loss)	$10.9	$(4.2)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$10.9	$(4.2)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	—	1.9
Foreign currency translation adjustment	1.9	2.5
Comprehensive income	$12.8	$0.2
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (in millions) (unaudited)

	Total Shareholders’ Equity (Deficit)	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(7.3)	$—	$—	$2,186.1	$(2,191.3)	$(2.1)
Equity-based compensation expense	5.7	—	—	5.7	—	—
Repurchase of Class B common shares	(0.3)	—	—	—	(0.3)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.3)	—	—	(0.3)	—	—
Net income	10.9	—	—	—	10.9	—
Foreign currency translation adjustment	1.9	—	—	—	—	1.9
Balance at March 31, 2012	$10.6	$—	$—	$2,191.5	$(2,180.7)	$(0.2)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$10.9	$(4.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52.5	51.6
Equity-based compensation expense	5.7	4.0
Deferred income taxes	(16.6)	(8.1)
Allowance for doubtful accounts	0.4	—
Amortization of deferred financing costs and debt premium	5.2	4.0
Net loss on extinguishments of long-term debt	9.4	3.2
Other	0.7	2.4
Changes in assets and liabilities:
Accounts receivable	162.3	14.2
Merchandise inventory	(25.0)	(15.8)
Other assets	(22.3)	9.0
Accounts payable-trade	3.0	18.0
Other current liabilities	38.3	61.4
Long-term liabilities	(1.5)	1.9
Net cash provided by operating activities	223.0	141.6
Cash flows from investing activities:
Capital expenditures	(8.3)	(8.4)
Cash settlements on interest rate swap agreements	—	(6.6)
Premium payments on interest rate cap agreements	—	(1.2)
Net cash used in investing activities	(8.3)	(16.2)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	148.0	307.0
Repayments of borrowings under revolving credit facility	(148.0)	(318.4)
Repayments of senior secured term loan facility	(201.0)	(132.0)
Proceeds from issuance of Senior Notes	135.7	—
Payments to extinguish Senior Notes	(136.9)	—
Payments of debt financing costs	(1.9)	(0.1)
Net change in accounts payable-inventory financing	(74.0)	54.7
Repurchase of Class B common shares	(0.3)	—
Net cash used in financing activities	(278.4)	(88.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.5
Net (decrease) increase in cash and cash equivalents	(63.4)	37.1
Cash and cash equivalents— beginning of period	99.9	36.6
Cash and cash equivalents—end of period	$36.5	$73.7
Supplementary disclosure of cash flow information:
Interest paid, net, including cash settlements on interest rate swap agreements	$(16.3)	$(27.7)
Taxes (paid) refunded, net	$(0.3)	$36.4
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 ("consolidated financial statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("December 31, 2011 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2011 financial statements, except as disclosed in Note 2. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and changes in shareholders' equity (deficit) as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
CDW Corporation ("Parent") is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, Inc., certain other co-investors and certain members of CDW management.
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
The notes to consolidated financial statements contained in the December 31, 2011 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2012.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
Revision to Prior Period Financial Statements
As discussed in Note 3, the Company has historically entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. During the third quarter of 2011, the Company determined that its previous classification of obligations for inventory financing agreements was in error and that amounts owed under these agreements should be classified separately in the consolidated balance sheets and not included within accounts payable to trade creditors. Accordingly, the Company has changed the classification to reflect these amounts as accounts payable-inventory financing with no impact on total current liabilities for all periods prior to September 30, 2011. The Company has also revised its consolidated statements of cash flows for periods prior to September 30, 2011 to correct the classification of the cash flow impacts of amounts owed under inventory financing agreements from cash flows from operating activities and include them as cash flows from financing activities. There is no impact on consolidated net cash generated or used for any period as the amounts of the adjustments between cash flow captions are equal and offset one another in the same period.
These adjustments have no impact on net income (loss), comprehensive income, total shareholders' equity (deficit), or Adjusted EBITDA, a non-GAAP measure as defined in the Company's credit agreements. There is also no impact on the Company's debt covenants for any period.
The Company has determined that these adjustments are not material either individually or in aggregate to any of its previously issued financial statements; however, due to the nature of the revisions, the Company has revised its presentation for these classification errors. A summary of the revisions to the consolidated statements of cash flows for the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31, 2011
(in millions)	As Previously Reported	Revision	As Revised
Net cash provided by operating activities	$196.3	$(54.7)	$141.6
Net cash used in financing activities	$(143.5)	$54.7	$(88.8)
Net increase in cash and cash equivalents	$37.1	$—	$37.1

2.	Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit's fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, which amended guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU 2011-12, which defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments between other comprehensive income and net income. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. These updates are to be applied retrospectively and are effective for fiscal years, and interim periods

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012. As this guidance impacts presentation only, the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In May 2011, the FASB issued ASU 2011-04. The new guidance results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventory Financing Agreements
The Company has entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. These amounts are classified separately as accounts payable-inventory financing on the accompanying consolidated balance sheets.
The following table presents the amounts included in accounts payable-inventory financing at March 31, 2012 and December 31, 2011:

(in millions)	March 31, 2012	December 31, 2011
Revolving Loan financing agreement	$200.2	$240.7
Other inventory financing agreements	4.5	38.0
Accounts payable - inventory financing	$204.7	$278.7
The Company maintains a senior secured asset-based revolving credit facility as described in Note 4, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At March 31, 2012, the Company owed $200.2 million under this agreement, which includes $4.3 million accrued for product in transit. At December 31, 2011, the Company owed $240.7 million under this agreement, which includes $28.5 million accrued for product in transit.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. During the quarter ended March 31, 2012, the Company terminated one of these agreements and began reporting the amounts owed as accounts payable - trade on the accompanying consolidated balance sheet.  At December 31, 2011, $30.3 million owed under this agreement was reported as accounts payable - inventory financing on the accompanying consolidated balance sheet.
The Company does not incur any interest expense associated with these agreements as balances are paid when they are due. Of the total amounts owed at March 31, 2012 and December 31, 2011, $4.5 million and $7.7 million, respectively, were collateralized by the inventory purchases under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	March 31, 2012	December 31, 2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2015	—%	—	129.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Senior subordinated notes due 2017	12.535%	721.5	721.5
Unamortized premium on senior notes due 2019	—%	5.6	—
Total long-term debt		3,871.6	4,066.0
Less current maturities of long-term debt		—	(201.0)
Long-term debt, excluding current maturities		$3,871.6	$3,865.0
(1) Weighted-average interest rate as of March 31, 2012
As of March 31, 2012, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At March 31, 2012, the Company had no outstanding borrowings under the Revolving Loan, $0.6 million of undrawn letters of credit and $206.6 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, the Company maintains a Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and noninterest bearing. The Company will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of March 31, 2012, the Company owed the financial intermediary $195.9 million under the Revolving Loan financing agreement, which excludes $4.3 million accrued for product in transit. The difference between the total amount reported on the consolidated balance sheet as accounts payable-inventory financing of $200.2 million and the amount reserved related to the floorplan sub-facility of $206.6 million is due to differences in the methodology of calculating product in transit.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. At March 31, 2012, the borrowing base was $960.5 million as supported by eligible inventory and accounts receivable balances as of February 29, 2012. The Company could have borrowed up to an additional $692.8 million under the Revolving Loan at March 31, 2012.
Senior Secured Term Loan Facility (“Term Loan”)
At March 31, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended loans due October 10, 2014 and $918.2 million of extended loans due July 15, 2017.
The Term Loan requires the Company to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of the Company's excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries. The Company was required to make a mandatory prepayment of $201.0 million under the excess cash flow provision with respect to the year ended December 31, 2011. The requirement was satisfied through $180.0 million of optional prepayments in February 2012 and $21.0 million of mandatory prepayments in March

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2012. The prepayments were allocated on a pro rata basis between the extended and non-extended loans.
The Term Loan includes a senior secured leverage ratio requirement to be maintained on a quarterly basis. The senior secured leverage ratio for the four quarters ended March 31, 2012 was required to be at or below 7.0. For the four quarters ended March 31, 2012, the senior secured leverage ratio was 2.5.
The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. The Company utilizes interest rate cap agreements to maintain compliance with this requirement. The Company currently has four interest rate cap agreements in effect through January 14, 2013 with a combined notional amount of $1,100.0 million. The Company also has four forward-starting interest rate cap agreements with a combined notional amount of $500.0 million which will be effective from January 14, 2013 through January 14, 2015. All of the cap agreements entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. As of March 31, 2012 and December 31, 2011, the fair values of the Company's interest rate cap agreements were $0.4 million and $0.7 million, respectively.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At March 31, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes”)
As of March 31, 2012, there were no outstanding Senior Notes.
On February 2, 2012, the Company commenced a tender offer to purchase any and all of the remaining $129.0 million aggregate principal amount of Senior Notes. On February 17, 2012, the Company accepted for purchase $120.6 million aggregate principal amount of the outstanding Senior Notes that were tendered. On March 5, 2012, the Company accepted for purchase an additional $0.1 million aggregate principal amount of the outstanding Senior Notes that were tendered prior to the expiration of the tender offer on March 2, 2012. On March 19, 2012, the Company redeemed the remaining $8.3 million aggregate principal amount that was not tendered.
The Company funded the purchases and redemption of the Senior Notes with the issuance of $130.0 million in aggregate principal amount of 2019 Senior Notes (as defined below) on February 17, 2012. The proceeds from this issuance, together with cash on hand and borrowings under the Revolving Loan, funded the payment of $129.0 million aggregate principal amount of Senior Notes, $7.9 million in tender and redemption premiums and $5.0 million of accrued and unpaid interest, along with transaction fees and expenses.
In connection with these transactions, the Company recorded a loss on extinguishment of long-term debt of $9.4 million in the Company's consolidated statement of operations for the three months ended March 31, 2012. This loss represents $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
On February 17, 2012, the Company issued $130.0 million in aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the 2019 Senior Notes and will be amortized as a reduction of interest expense over the term of the related debt. As of March 31, 2012, the outstanding principal amount of 2019 Senior Notes was $1,305.0 million, excluding $5.6 million in unamortized premium.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At March 31, 2012, the outstanding principal amount of the Company's Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes mature on October 12, 2017.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair Value
The Company's Senior Secured Notes, Senior Notes, 2019 Senior Notes and Senior Subordinated Notes are classified as Level 1 within the fair value hierarchy. The fair value of these debt instruments is estimated using quoted market prices for identical assets or liabilities that are actively traded in over-the-counter secondary markets. The Company's Term Loan is classified as Level 2 within the fair value hierarchy. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active.
The following table presents the fair value of the Company's long-term debt instruments as of March 31, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Long-term debt	$2,727.6	$1,310.3	$—	$4,037.9
As of March 31, 2012, the carrying value of the Company's long-term debt was $3,866.0 million, excluding $5.6 million in unamortized premium.

5.	Income Taxes
The Company’s effective income tax rate was 27.9% for the three months ended March 31, 2012, which was less than the statutory rate primarily due to an adjustment to state tax credits that was recorded in the first three months of 2012. For the three months ended March 31, 2011, the effective income tax rate was (35.6)% due to increased deferred state income taxes as a result of law changes enacted during the first quarter of 2011.
 In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). The IRS is currently auditing tax years 2008 through 2010. In general, the Company is no longer subject to examination by the IRS for tax years prior to 2008. In addition, the Company is generally no longer subject to state and local or foreign income tax examinations by taxing authorities for tax years prior to 2006. Various taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

6.	Equity-Based Compensation
The Company recognized $5.7 million and $4.0 million in equity-based compensation expense for the three months ended March 31, 2012 and 2011, respectively. Equity-based compensation expense for the three months ended March 31, 2012 included incremental expense of $1.6 million related to a modified Class B Common Unit grant agreement with the Company's former chief executive officer, entered into in June 2011.
The following table sets forth the summary of equity plan activity for the three months ended March 31, 2012:

Equity Awards	Class B Common Units (1)	MPK Plan Units (1) (2)
Outstanding at January 1, 2012	202,908	70,113
Granted	1,520	—
Forfeited	(957)	(981)	(3)
Repurchased/Settled	(297)	(610)	(4)
Outstanding at March 31, 2012	203,174	68,522
Vested at March 31, 2012	85,083	82	(5)

(1)
The weighted-average grant date fair market value for Class B Common Units granted during the period ended March 31, 2012 is $189.00. The weighted-average grant date fair market value for outstanding Class B Common Units inclusive of the $60.00 per unit impact of the March 2010 modification and the impact of the June 2011 modification for the Company's former chief executive officer is $291.29. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants accounts.

(3)
The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. The Company will make a future contribution with respect to the 981 units that were forfeited during the three

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

months ended March 31, 2012.

(4)
Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Units in exchange for the vested MPK Plan Units.

(5)	Represents units that have vested but not yet converted to Class A Common Units.

As of March 31, 2012, the total unrecognized compensation cost of $43.0 million related to nonvested equity-based compensation awards granted under the equity plans is expected to be recognized over the weighted-average period of 4.1 years.

7.	Deferred Compensation Plan
On March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of March 31, 2012, 25,774 RDUs had been granted to participants.
Compensation expense of $2.1 million and $2.0 million related to the RDU Plan was recognized in the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, total unrecognized compensation expense of $24.0 million related to the RDU Plan is expected to be recognized over the next 2.75 years.
Payments totaling $5.6 million and $0.9 million were made to participants under the RDU Plan in January 2012 and April 2012, respectively.
At March 31, 2012 and December 31, 2011, the Company had $11.7 million and $15.2 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.

8.	Commitments and Contingencies
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
As of March 31, 2012, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

9.	Segment Information
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
Selected Segment Financial Information
The following table presents information about the Company’s segments for the three months ended March 31, 2012 and 2011:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended March 31, 2012:
Net sales	$1,362.8	$817.6	$138.8	$—	$2,319.2
Income (loss) from operations	84.8	42.1	2.5	(25.8)	103.6
Depreciation and amortization expense	(24.3)	(11.0)	(2.3)	(14.9)	(52.5)

Three Months Ended March 31, 2011:
Net sales	$1,279.3	$723.9	$126.4	$—	$2,129.6
Income (loss) from operations	78.3	37.1	3.6	(27.3)	91.7
Depreciation and amortization expense	(24.3)	(11.0)	(2.2)	(14.1)	(51.6)

10.	Supplemental Guarantor Information
The Senior Secured Notes, Senior Subordinated Notes and 2019 Senior Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are joint and several, and full and unconditional; provided that each guarantee by the Guarantor Subsidiaries is subject to certain customary release provisions contained in the indentures governing the Senior Secured Notes, Senior Subordinated Notes and 2019 Senior Notes. CDW LLC's Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are wholly owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by CDW LLC.
The following tables set forth condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, consolidating statements of operations and comprehensive income for the three months ended March 31, 2012 and 2011, and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

(in millions)	March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$52.6	$19.5	$16.6	$—	$(52.2)	$36.5
Accounts receivable, net	—	—	1,036.1	57.5	—	—	1,093.6
Merchandise inventory	—	—	331.9	14.9	—	—	346.8
Miscellaneous receivables	—	46.7	105.4	4.2	—	—	156.3
Deferred income taxes	—	18.0	5.1	—	—	—	23.1
Prepaid expenses and other	—	13.3	31.5	0.2	—	—	45.0
Total current assets	—	130.6	1,529.5	93.4	—	(52.2)	1,701.3

Property and equipment, net	—	73.0	70.2	2.9	—	—	146.1
Goodwill	—	749.4	1,428.4	31.2	—	—	2,209.0
Other intangible assets, net	—	364.2	1,226.2	9.0	—	—	1,599.4
Deferred financing costs, net	—	63.5	—	—	—	—	63.5
Other assets	5.4	1.2	0.9	0.2	—	(5.6)	2.1
Investment from and advances to subsidiaries	5.2	3,001.7	—	—	—	(3,006.9)	—
Total assets	$10.6	$4,383.6	$4,255.2	$136.7	$—	$(3,064.7)	$5,721.4

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable—trade	$—	$16.0	$517.8	$39.1	$—	$(52.2)	$520.7
Accounts payable—inventory financing	—	—	204.7	—	—	—	204.7
Deferred revenue	—	—	34.9	—	—	—	34.9
Accrued expenses	—	205.2	133.7	8.5	—	—	347.4
Total current liabilities	—	221.2	891.1	47.6	—	(52.2)	1,107.7

Long-term liabilities:
Debt	—	3,871.6	—	—	—	—	3,871.6
Deferred income taxes	—	233.9	443.4	1.9	—	(5.4)	673.8
Other liabilities	—	51.7	4.2	2.0	—	(0.2)	57.7
Total long-term liabilities	—	4,157.2	447.6	3.9	—	(5.6)	4,603.1

Total shareholders’ equity (deficit)	10.6	5.2	2,916.5	85.2	—	(3,006.9)	10.6
Total liabilities and shareholders’ equity (deficit)	$10.6	$4,383.6	$4,255.2	$136.7	$—	$(3,064.7)	$5,721.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

(in millions)	December 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$102.1	$15.8	$8.1	$—	$(26.1)	$99.9
Accounts receivable, net	—	—	1,197.9	57.0	—	—	1,254.9
Merchandise inventory	—	—	318.0	3.7	—	—	321.7
Miscellaneous receivables	—	47.3	93.3	3.0	—	—	143.6
Deferred income taxes	—	19.5	5.0	0.1	—	—	24.6
Prepaid expenses and other	—	11.0	23.5	0.2	—	—	34.7
Total current assets	—	179.9	1,653.5	72.1	—	(26.1)	1,879.4

Property and equipment, net	—	80.9	70.6	2.8	—	—	154.3
Goodwill	—	749.4	1,428.4	30.6	—	—	2,208.4
Other intangible assets, net	—	366.0	1,261.0	9.0	—	—	1,636.0
Deferred financing costs, net	—	68.5	—	—	—	—	68.5
Other assets	6.0	1.5	1.4	0.1	—	(6.0)	3.0
Investment from and advances to subsidiaries	(13.3)	3,038.7	—	—	—	(3,025.4)	—
Total assets	$(7.3)	$4,484.9	$4,414.9	$114.6	$—	$(3,057.5)	$5,949.6

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable-trade	$—	$17.6	$503.7	$22.6	$—	$(26.1)	$517.8
Accounts payable-inventory financing	—	—	278.7	—	—	—	278.7
Current maturities of long-term debt	—	201.0	—	—	—	—	201.0
Deferred revenue	—	—	27.8	—	—	—	27.8
Accrued expenses	—	162.5	146.2	7.3	—	—	316.0
Total current liabilities	—	381.1	956.4	29.9	—	(26.1)	1,341.3

Long-term liabilities:
Debt	—	3,865.0	—	—	—	—	3,865.0
Deferred income taxes	—	199.3	496.9	1.8	—	(6.0)	692.0
Other liabilities	—	52.8	4.3	1.5	—	—	58.6
Total long-term liabilities	—	4,117.1	501.2	3.3	—	(6.0)	4,615.6

Total shareholders’ (deficit) equity	(7.3)	(13.3)	2,957.3	81.4	—	(3,025.4)	(7.3)
Total liabilities and shareholders (deficit) equity	$(7.3)	$4,484.9	$4,414.9	$114.6	$—	$(3,057.5)	5,949.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Three Months Ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,213.0	$106.2	$—	$—	$2,319.2
Cost of sales	—	—	1,842.0	92.6	—	—	1,934.6

Gross profit	—	—	371.0	13.6	—	—	384.6

Selling and administrative expenses	—	25.8	217.2	8.6	—	—	251.6
Advertising expense	—	—	28.6	0.8	—	—	29.4

(Loss) income from operations	—	(25.8)	125.2	4.2	—	—	103.6

Interest (expense) income, net	—	(79.2)	0.3	—	—	—	(78.9)
Net loss on extinguishments of long-term debt	—	(9.4)	—	—	—	—	(9.4)
Management fee	—	1.4	—	(1.4)	—	—	—
Other (expense) income, net	—	(0.3)	0.1	—	—	—	(0.2)

(Loss) income before income taxes	—	(113.3)	125.6	2.8	—	—	15.1

Income tax benefit (expense)	—	48.8	(52.2)	(0.8)	—	—	(4.2)

(Loss) income before equity in earnings (loss) of subsidiaries	—	(64.5)	73.4	2.0	—	—	10.9

Equity in earnings (loss) of subsidiaries	10.9	75.4	—	—	—	(86.3)	—

Net income (loss)	$10.9	$10.9	$73.4	$2.0	$—	$(86.3)	$10.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Three Months Ended March 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,031.9	$97.7	$—	$—	$2,129.6
Cost of sales	—	—	1,693.7	85.5	—	—	1,779.2

Gross profit	—	—	338.2	12.2	—	—	350.4

Selling and administrative expenses	—	27.4	195.0	6.9	—	—	229.3
Advertising expense	—	—	28.6	0.8	—	—	29.4

(Loss) income from operations	—	(27.4)	114.6	4.5	—	—	91.7

Interest expense, net	—	(92.1)	—	—	—	—	(92.1)
Net loss on extinguishments of long-term debt	—	(3.2)	—	—	—	—	(3.2)
Other income (expense), net	—	0.6	—	(0.1)	—	—	0.5

(Loss) income before income taxes	—	(122.1)	114.6	4.4	—	—	(3.1)

Income tax benefit (expense)	—	44.4	(44.0)	(1.5)	—	—	(1.1)

(Loss) income before equity in (loss) earnings of subsidiaries	—	(77.7)	70.6	2.9	—	—	(4.2)

Equity in (loss) earnings of subsidiaries	(4.2)	73.5	—	—	—	(69.3)	—

Net (loss) income	$(4.2)	$(4.2)	$70.6	$2.9	$—	$(69.3)	$(4.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

(in millions)	Three Months Ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$12.8	$12.8	$73.4	$3.8	$—	$(90.0)	$12.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

(in millions)	Three Months Ended March 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$0.2	$0.2	$70.6	$5.3	$—	$(76.1)	$0.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	Three Months Ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(10.0)	$250.9	$8.2	$—	$(26.1)	$223.0

Cash flows from investing activities:
Capital expenditures	—	(2.8)	(5.4)	(0.1)	—	—	(8.3)
Net cash used in investing activities	—	(2.8)	(5.4)	(0.1)	—	—	(8.3)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	148.0	—	—	—	—	148.0
Repayments of borrowings under revolving credit facility	—	(148.0)	—	—	—	—	(148.0)
Repayments of senior secured term loan facility	—	(201.0)	—	—	—	—	(201.0)
Proceeds from issuance of Senior Notes	—	135.7	—	—	—	—	135.7
Payments to extinguish Senior Notes	—	(136.9)	—	—	—	—	(136.9)
Net change in accounts payable-inventory financing	—	—	(74.0)	—	—	—	(74.0)
Advances from (to) affiliates	—	167.7	(167.8)	0.1	—	—	—
Other financing activities	—	(2.2)	—	—	—	—	(2.2)

Net cash (used in) provided by financing activities	—	(36.7)	(241.8)	0.1	—	—	(278.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	—	0.3

Net (decrease) increase in cash and cash equivalents	—	(49.5)	3.7	8.5	—	(26.1)	(63.4)

Cash and cash equivalents—beginning of period	—	102.1	15.8	8.1	—	(26.1)	99.9

Cash and cash equivalents—end of period	$—	$52.6	$19.5	$16.6	$—	$(52.2)	$36.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	Three Months Ended March 31, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$28.3	$113.8	$5.5	$—	$(6.0)	$141.6

Cash flows from investing activities:
Capital expenditures	—	(7.0)	(1.4)	—	—	—	(8.4)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(1.2)	—	—	—	—	(1.2)
Net cash used in investing activities	—	(14.8)	(1.4)	—	—	—	(16.2)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	307.0	—	—	—	—	307.0
Repayments of borrowings under revolving credit facility	—	(318.4)	—	—	—	—	(318.4)
Repayments of senior secured term loan facility	—	(132.0)	—	—	—	—	(132.0)
Net change in accounts payable-inventory financing	—	—	54.7	—	—	—	54.7
Advances from (to) affiliates	—	167.0	(167.4)	0.4	—	—	—
Other financing activities	—	(0.1)	—	—	—	—	(0.1)

Net cash provided by (used in) financing activities	—	23.5	(112.7)	0.4	—	—	(88.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5	—	—	0.5

Net increase (decrease) in cash and cash equivalents	—	37.0	(0.3)	6.4	—	(6.0)	37.1

Cash and cash equivalents—beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6

Cash and cash equivalents—end of period	$—	$69.9	$0.8	$16.4	$—	$(13.4)	$73.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this report and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
Overview
We are a leading multi-brand technology solutions provider to business, government, education and healthcare customers in the U.S. and Canada. We provide comprehensive and integrated solutions for our customers' technology needs through our extensive hardware, software and value-added service offerings. Our breadth of offerings allows our customers to streamline their procurement processes by partnering with us as a complete technology solutions provider. Our hardware offerings include products with leading brands across multiple categories such as network communications, notebooks/mobile devices (including tablets), data storage, video monitors, printers, desktops and servers, among others. Our software offerings include licensing, licensing management and software solutions and services that help our customers to optimize their software investments. We offer a full-suite of value-added services, which typically are delivered as part of a technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully-integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary services including installations, sales of warranties and managed services such as remote network and data center monitoring. We believe both software and service offerings will be important growth areas for us in the future.
We have two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. Our Corporate segment is divided into a medium/large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business consists primarily of customized engineering services delivered by CDW professional engineers and managed services, including hosting and data center services. Revenues from the sale of hardware, software, custom configuration and third-party provided services are recorded within our Corporate and Public segments.
Our business is well-diversified across customers, product and service offerings and vendors from whom we purchase products and software for resale. We have aligned our sales and marketing functions around customer channels to retain and increase our sales to existing customers and to acquire new customers. We have an experienced and dedicated direct selling organization consisting of account managers who provide inside sales coverage, and field account executives who work within an assigned territory and interact with customers in person. Our direct selling organization is supported by a team of technology specialists who design solutions and provide recommendations in the selection and procurement processes. We purchase products for resale from original equipment manufacturers ("OEMs") and distributors. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. We are authorized by OEMs to sell via direct marketing all or selected products offered by the manufacturer. We also operate as a reseller for major software publishers that allows the end-user customer to acquire packaged software or licensed products and services. Our authorization with each OEM or software publisher may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as volume rebates and cooperative advertising reimbursements.
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
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers' willingness to spend on information technology products and services. Net sales, gross profit and operating income increased 8.9%, 9.8% and 13.0%, respectively, in the three months ended March 31, 2012 compared to the same period of 2011. While general economic conditions and our recent operating results have improved, competitive pricing pressures continue in the market. Downturns in the global economy, declines in the availability of credit, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10% of our net sales in 2011. Further, our sales to state and local governments accounted for approximately 4% of our net sales in 2011. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA, a non-GAAP financial measure, also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. In addition to net sales, gross profit and operating income discussed above, the following key measures improved during the first three months of 2012 compared to the first three months of 2011:

•	Average daily sales increased 8.9% to $36.2 million

•	Adjusted EBITDA increased 7.0% to $166.4 million

•	The cash conversion cycle decreased from 31 days to 25 days

•	Availability under the senior secured asset-based revolving credit facility increased from $554.0 million to $692.8 million

•	The senior secured leverage ratio decreased from 3.5 to 2.5
Results of Operations
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,319.2	100.0%	$2,129.6	100.0%
Cost of sales	1,934.6	83.4	1,779.2	83.5

Gross profit	384.6	16.6	350.4	16.5

Selling and administrative expenses	251.6	10.8	229.3	10.8
Advertising expense	29.4	1.3	29.4	1.4

Income from operations	103.6	4.5	91.7	4.3

Interest expense, net	(78.9)	(3.4)	(92.1)	(4.3)
Net loss on extinguishments of long-term debt	(9.4)	(0.4)	(3.2)	(0.1)
Other (expense) income, net	(0.2)	—	0.5	—

Income (loss) before income taxes	15.1	0.7	(3.1)	(0.1)

Income tax expense	(4.2)	(0.2)	(1.1)	(0.1)

Net income (loss)	$10.9	0.5%	$(4.2)	(0.2)%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
(dollars in millions)	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales	Dollar Change	Percent Change
Corporate	$1,362.8	58.8%	$1,279.3	60.1%	$83.5	6.5%
Public	817.6	35.3	723.9	34.0	93.7	12.9
Other	138.8	5.9	126.4	5.9	12.4	9.8
Total net sales	$2,319.2	100.0%	$2,129.6	100.0%	$189.6	8.9%
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2012 and 2011:

(dollars in millions)	Three Months Ended March 31,		Dollar Change	Percent Change
	2012	2011
Corporate:
Medium / Large	$1,089.6	$1,022.9	$66.7	6.5%
Small Business	273.2	256.4	16.8	6.5
Total Corporate	$1,362.8	$1,279.3	$83.5	6.5%

Public:
Government	$262.6	$231.9	$30.7	13.2%
Education	221.7	214.6	7.1	3.3
Healthcare	333.3	277.4	55.9	20.2
Total Public	$817.6	$723.9	$93.7	12.9%
Total net sales for the three months ended March 31, 2012 increased $189.6 million, or 8.9%, to $2,319.2 million, compared to $2,129.6 million for the three months ended March 31, 2011. There were 64 selling days for both the three months ended March 31, 2012 and 2011. The increase in total net sales was the result of general volume growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. Our sales growth for the three months ended March 31, 2012 was driven by strong performance in notebook/mobile devices, desktop computers, netcomm products, enterprise storage and software products.
Corporate segment net sales for the three months ended March 31, 2012 increased $83.5 million, or 6.5%, compared to the three months ended March 31, 2011. Within our Corporate segment, net sales to both medium/large customers and small business customers increased 6.5% between periods. These increases were primarily a result of hardware unit volume growth, most notably in notebook/mobile devices and desktop computers, and growth in software products as we continued to benefit from increased demand from our Corporate customers. Public segment net sales for the three months ended March 31, 2012 increased $93.7 million, or 12.9%, between periods, driven by growth in the healthcare and government customer channels. Net sales to healthcare customers increased $55.9 million, or 20.2%, between periods, driven by hardware unit volume growth in desktop computers, notebook/mobile devices and netcomm products, as well as additional sales from an expanded relationship with a group purchasing organization. Net sales to government customers increased $30.7 million, or 13.2%, between periods, driven by unit volume increases in sales of notebook/mobile devices and desktop computers to Federal government customers. Net sales to education customers increased $7.1 million, or 3.3%, between periods, driven by increased sales to higher education customers which offset a slight decline in sales to K-12 customers.
Gross profit
Gross profit increased $34.2 million, or 9.8%, to $384.6 million for the three months ended March 31, 2012, compared to $350.4 million for the three months ended March 31, 2011. As a percentage of total net sales, gross profit increased 10 basis points to 16.6% for the three months ended March 31, 2012, up from 16.5% for the three months ended March 31, 2011. Gross profit margin was positively impacted by favorable price/mix changes within product margin and a higher mix of net service contract revenue, partially offset by an unfavorable impact from vendor funding. Favorable price/mix changes were driven by growth in netcomm products and desktop computers. Higher net service contract revenue, including items such as third-party services and warranties, had a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Vendor funding, including purchase discounts, volume rebates and cooperative advertising, increased in total dollars on a year-over-year basis but represented a slightly lower percentage of net sales in the three months ended March 31, 2012 compared to the same period of the prior year.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $22.2 million, or 9.7%, to $251.6 million for the three months ended March 31, 2012, compared to $229.3 million for the three months ended March 31, 2011. The increase was primarily due to higher payroll costs of $19.8 million. In addition to investments in additional coworkers in the second half of 2011, higher payroll costs resulting from increased sales commissions and other variable compensation costs consistent with higher sales and gross profit drove the year-over-year increase. Our sales force increased to 3,704 coworkers at March 31, 2012, compared to 3,453 coworkers at March 31, 2011, while total coworker count increased to 6,839 coworkers at March 31, 2012, compared to 6,372 coworkers at March 31, 2011.
Advertising expense
Advertising expense was flat at $29.4 million for both the three months ended March 31, 2012 and 2011. As a percentage of net sales, advertising expense was 1.3% for the three months ended March 31, 2012, compared to 1.4% for the same period of 2011.
Income (loss) from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$84.8	6.2%	$78.3	6.1%	8.3%
Public	42.1	5.2	37.1	5.1	13.4
Other	2.5	1.8	3.6	2.8	(29.7)
Headquarters (2)	(25.8)	N/A	(27.3)	N/A	5.4
Total income (loss) from operations	$103.6	4.5%	$91.7	4.3%	13.0%

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.
Income from operations was $103.6 million for the three months ended March 31, 2012, an increase of $11.9 million, or 13.0%, compared to $91.7 million for the three months ended March 31, 2011. This increase was driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses.
Corporate segment income from operations was $84.8 million for the three months ended March 31, 2012, an increase of $6.5 million, or 8.3%, compared to $78.3 million for the three months ended March 31, 2011. The increase in Corporate segment income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $5.0 million in the first three months of 2012 compared to the same period of 2011. In addition, Corporate segment income from operations benefited from an increase of $3.0 million in income allocations from our logistics operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes partially offset by increased support structure costs mainly resulting from our investment in coworkers. Partially offsetting the above items was an increase in Headquarters’ expense allocations to the Corporate segment of $1.5 million on a year-over-year basis.
Public segment income from operations was $42.1 million for the three months ended March 31, 2012, an increase of $5.0 million, or 13.4%, compared to $37.1 million for the three months ended March 31, 2011. The increase reflected higher operating income before allocations of $1.8 million as a result of increased net sales and gross profit dollars, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $2.9 million in income allocations from our logistics operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
Interest expense, net
At March 31, 2012, our outstanding long-term debt totaled $3,871.6 million. Net interest expense for the three months ended March 31, 2012 was $78.9 million, a decrease of $13.3 million compared to $92.1 million for the three months ended March 31, 2011. This decrease was primarily due to lower effective interest rates for the three months ended March 31, 2012 compared to the same period of the prior year as a result of the debt refinancing activities completed during the first half of 2011.
Net loss on extinguishments of long-term debt
We recorded a net loss on extinguishments of long-term debt of $9.4 million for the three months ended March 31, 2012 compared to $3.2 million for the same period of 2011.
In February and March 2012, we purchased or redeemed the remaining $129.0 million of senior notes due 2015, funded with the issuance of an additional $130.0 million of senior notes due 2019. The net loss of $9.4 million represents the difference between the purchase or redemption price, including tender and redemption premiums, of the senior notes due 2015 of $136.9 million and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs, of $127.5 million.
In March 2011, we amended our senior secured term loan facility and recorded a loss of $3.2 million for the write-off of a portion of the unamortized deferred financing costs on this facility.
Income tax expense
Income tax expense was $4.2 million for the three months ended March 31, 2012, compared to $1.1 million for the same period of the prior year. The effective income tax rate, expressed by calculating income tax expense as a percentage of income (loss) before income taxes, was 27.9% for the three months ended March 31, 2012, which was less than the statutory rate primarily due to an adjustment to state tax credits that was recorded in the first three months of 2012. For the three months ended March 31, 2011, the effective income tax rate was (35.6)% due to increased deferred state income taxes as a result of law changes enacted during the first quarter of 2011.
Net income (loss)
Net income was $10.9 million for the three months ended March 31, 2012, compared to a net loss of $4.2 million for the three months ended March 31, 2011.
Adjusted EBITDA
Adjusted EBITDA was $166.4 million for the three months ended March 31, 2012, an increase of $10.9 million, or 7.0%, compared to $155.5 million for the three months ended March 31, 2011. As a percentage of net sales, Adjusted EBITDA was 7.2% and 7.3% for the three months ended March 31, 2012 and 2011, respectively.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and 2011 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended March 31,
	2012	2011
Net income (loss)	$10.9	$(4.2)
Depreciation and amortization	52.5	51.6
Income tax expense	4.2	1.1
Interest expense, net	78.9	92.1
EBITDA	146.5	140.6

Adjustments:
Non-cash equity-based compensation	5.7	4.0
Sponsor fee	1.3	1.3
Consulting and debt-related professional fees	0.1	4.0
Net loss on extinguishments of long-term debt	9.4	3.2
Other adjustments (1)	3.4	2.4
Total adjustments	19.9	14.9

Adjusted EBITDA	$166.4	$155.5

(1)	Other adjustments primarily include certain retention costs.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(in millions)	2012	2011
EBITDA	$146.5	$140.6
Depreciation and amortization	(52.5)	(51.6)
Income tax expense	(4.2)	(1.1)
Interest expense, net	(78.9)	(92.1)
Net income (loss)	10.9	(4.2)
Depreciation and amortization	52.5	51.6
Equity-based compensation expense	5.7	4.0
Deferred income taxes	(16.6)	(8.1)
Allowance for doubtful accounts	0.4	—
Amortization of deferred financing costs and debt premium	5.2	4.0
Net loss on extinguishments of long-term debt	9.4	3.2
Other	0.7	2.4
Changes in assets and liabilities	154.8	88.7
Net cash provided by operating activities	$223.0	$141.6
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
Cash Flows
We have revised our consolidated statements of cash flows for the three months ended March 31, 2011. See Note 1 to the consolidated financial statements for further information.
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$223.0	$141.6
Investing activities	(8.3)	(16.2)
Financing activities	(278.4)	(88.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.5
Net (decrease) increase in cash and cash equivalents	$(63.4)	$37.1
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2012 increased $81.4 million compared to the same period of the prior year.  The increase was primarily driven by changes in assets and liabilities, resulting in a $66.2 million increase in cash between years. Changes in assets and liabilities, excluding cash and cash equivalents, contributed $154.8 million during the first three months of 2012, compared to $88.7 million during the first three months of 2011. The most significant driver of the increased cash contribution during the first three months of 2012 was accounts receivable, which contributed $162.3 million in the first three months of 2012 compared to $14.2 million in the same period of 2011. The increase in cash contributions from accounts receivable was primarily due to increased sales in the fourth quarter of 2011 compared to the same period of 2010, resulting in higher cash collections in the first quarter of 2012 compared to the same period of 2011. Changes in other assets resulted in a $31.3 million decrease between periods, primarily due to the receipt of a $37.5 million federal tax refund in the first three months of 2011 that did not repeat in the same period of 2012. Changes in other current liabilities resulted in a $23.1 million decrease between periods, primarily due to higher compensation costs consistent with higher sales and coworker count as well as the number of days accrued at the end of each period.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	March 31,
	2012	2011
Days of sales outstanding (DSO) (1)	42	43
Days of supply in inventory (DIO) (2)	16	15
Days of purchases outstanding (DPO) (3)	(33)	(27)
Cash conversion cycle	25	31

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

The cash conversion cycle decreased to 25 days at March 31, 2012 compared to 31 days at March 31, 2011, driven by a six-day increase in DPO. The increase in DPO reflects a higher combined balance of accounts payable-trade and accounts payable-inventory financing at March 31, 2012 compared to March 31, 2011 as purchase volumes increased to support higher net sales and we received more favorable payment terms for payables related to certain vendors compared to prior year. The one-day decrease in DSO primarily reflects higher cash collections in the first quarter of 2012 compared to the same period of 2011 related to increased sales in the fourth quarter of 2011 compared to the same period of 2010. The one-day increase in DIO was primarily due to a higher inventory balance at March 31, 2012 compared to March 31, 2011. The Company increased purchases of certain products, primarily hard-disk drives, to address supply shortages from vendor partners whose operations may have been impacted by the flooding in Thailand. We are closely monitoring our sources of supply and will continue to make additional purchases and maintain a larger stock of products if there is an indication of disruption in the supply chain.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2012 decreased $7.9 million compared to the same period of the prior year. Capital expenditures were $8.3 million and $8.4 million for the three months ended March 31, 2012 and 2011, respectively, primarily for improvements to our information technology systems during both periods. During the three months ended March 31, 2011, we made a final payment of $6.6 million prior to the termination of existing interest rate swap agreements on January 14, 2011 and paid $1.2 million for a new interest rate cap agreement.
Financing Activities
Net cash used in financing activities increased $189.6 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily driven by changes in accounts payable - inventory financing, resulting in a $128.7 million reduction in cash between years. During the three months ended March 31, 2012, changes in accounts payable - inventory financing reduced cash by $74.0 million compared to cash contributions of $54.7 million for the three months ended March 31, 2011. The reduction in cash during 2012 was primarily due to a decrease in accounts payable - inventory financing resulting from lower purchasing volume reflecting normal seasonality in the business during the first quarter. Also, in 2012 we terminated one of our inventory financing agreements and began reporting the amounts owed as accounts payable - trade on the consolidated balance sheet, thus reducing cash flows reported as financing activities during the three months ended March 31, 2012. The cash inflow of $54.7 million during the first three months of 2011 was primarily due to an increase in the balance of accounts payable - inventory financing at March 31, 2011 following a lower balance at the end of 2010 as a result of accelerated payments we made in exchange for early pay discounts. Repayments under our senior secured term loan facility were $201.0 million in the first three months of 2012, compared to repayments of $132.0 million in the same period of the prior year, an increase of $69.0 million. Payments totaling $136.9 million to extinguish the remaining balance of senior notes due 2015 during the first three months of 2012 were funded primarily by proceeds of $135.7 million from the issuance of additional senior notes due 2019.
Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	March 31, 2012	December 31, 2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2015	—%	—	129.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Senior subordinated notes due 2017	12.535%	721.5	721.5
Unamortized premium on senior notes due 2019	—%	5.6	—
Total long-term debt		3,871.6	4,066.0
Less current maturities of long-term debt		—	(201.0)
Long-term debt, excluding current maturities		$3,871.6	$3,865.0
(1) Weighted-average interest rate as of March 31, 2012
As of March 31, 2012, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At March 31, 2012, we had no outstanding borrowings under the Revolving Loan, $0.6 million of undrawn letters of credit and $206.6 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.

In connection with the floorplan sub-facility, we maintain a Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and noninterest bearing. We will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of March 31, 2012, we owed the financial intermediary $195.9 million under the Revolving Loan financing agreement, which excludes $4.3 million accrued for product in transit. The difference between the total amount reported on the consolidated balance sheet as accounts payable-inventory financing of $200.2 million and the amount reserved related to the floorplan sub-facility of $206.6 million is due to differences in the methodology of calculating product in transit.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. At March 31, 2012, the borrowing base was $960.5 million as supported by eligible inventory and accounts receivable balances as of February 29, 2012. We could have borrowed up to an additional $692.8 million under the Revolving Loan at March 31, 2012.
Senior Secured Term Loan Facility (“Term Loan”)
At March 31, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended loans due October 10, 2014 and $918.2 million of extended loans due July 15, 2017.
The Term Loan requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. We were required to make a mandatory prepayment of $201.0 million under the excess cash flow provision with respect to the year ended December 31, 2011. The requirement was satisfied through $180.0 million of optional prepayments in February 2012 and $21.0 million of mandatory prepayments in March 2012. The prepayments were allocated on a pro rata basis between the extended and non-extended loans.
The Term Loan includes a senior secured leverage ratio requirement to be maintained on a quarterly basis. The senior secured leverage ratio for the four quarters ended March 31, 2012 was required to be at or below 7.0. For the four quarters ended March 31, 2012, the senior secured leverage ratio was 2.5. The senior secured leverage ratio is a material component of the Term Loan. Non-compliance with the senior secured leverage ratio requirement would result in a default under the credit agreement governing the Term Loan and could prevent us from borrowing under our Revolving Loan. If there were an event of default under the credit agreement governing the Term Loan that was not cured or waived, the lenders under the Term Loan could cause all amounts outstanding under the Term Loan to be due and payable immediately, which would have a material adverse effect on our financial position and cash flows. For a discussion of net cash provided by (used in) operating activities, investing activities and financing activities, see “Cash Flows” above. For a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities, see “Results of Operations” above.
We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. We utilize interest rate cap agreements to maintain compliance with this requirement. We currently have four interest rate cap agreements in effect through January 14, 2013 with a combined notional amount of $1,100.0 million. We also have four forward-starting interest rate cap agreements with a combined notional amount of $500.0 million which will be effective from January 14, 2013 through January 14, 2015. All of the cap agreements entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. As of March 31, 2012 and December 31, 2011, the fair values of our interest rate cap agreements were $0.4 million and $0.7 million, respectively.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At March 31, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes”)
As of March 31, 2012, there were no outstanding Senior Notes.
On February 2, 2012, we commenced a tender offer to purchase any and all of the remaining $129.0 million aggregate principal amount of Senior Notes. On February 17, 2012, we accepted for purchase $120.6 million aggregate principal amount of the outstanding Senior Notes that were tendered. On March 5, 2012, we accepted for purchase an additional $0.1 million aggregate principal amount of the outstanding Senior Notes that were tendered prior to the expiration of the tender offer on March 2, 2012. On March 19, 2012, we redeemed the remaining $8.3 million aggregate principal amount that was not tendered.
We funded the purchases and redemption of the Senior Notes with the issuance of $130.0 million in aggregate principal amount of 2019 Senior Notes (as defined below) on February 17, 2012. The proceeds from this issuance, together with cash on hand and borrowings under the Revolving Loan, funded the payment of $129.0 million aggregate principal amount of Senior Notes, $7.9 million in tender and redemption premiums and $5.0 million of accrued and unpaid interest, along with transaction fees and expenses.
In connection with these transactions, we recorded a loss on extinguishment of long-term debt of $9.4 million in the consolidated statement of operations for the three months ended March 31, 2012. This loss represents $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
On February 17, 2012, we issued $130.0 million in aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the 2019 Senior Notes and will be amortized as a reduction of interest expense over the term of the related debt. As of March 31, 2012, the outstanding principal amount of 2019 Senior Notes was $1,305.0 million, excluding $5.6 million in unamortized premium.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At March 31, 2012, the outstanding principal amount of our Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes mature on October 12, 2017.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. These amounts are classified separately as accounts payable-inventory financing on the accompanying consolidated balance sheets.
The following table presents the amounts included in accounts payable-inventory financing at March 31, 2012 and December 31, 2011:

(in millions)	March 31, 2012	December 31, 2011
Revolving Loan financing agreement	$200.2	$240.7
Other inventory financing agreements	4.5	38.0
Accounts payable - inventory financing	$204.7	$278.7
We maintain a senior secured asset-based revolving credit facility as described above and in Note 4 to the consolidated financial statements, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we maintain an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At March 31, 2012, we owed $200.2 million under this agreement, which includes $4.3 million accrued for product in transit. At December 31, 2011, we owed $240.7 million under this agreement, which includes $28.5 million accrued for product in transit.
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. During the quarter ended March 31, 2012, we terminated one of these agreements and began reporting the amounts owed as accounts payable - trade on the accompanying consolidated balance sheet. At December 31, 2011, $30.3 million owed under this agreement was reported as accounts payable - inventory financing on the accompanying consolidated balance sheet.
We do not incur any interest expense associated with these agreements as balances are paid when they are due. Of the total amounts owed at March 31, 2012 and December 31, 2011, $4.5 million and $7.7 million, respectively, were collateralized by the inventory purchases under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.
Contractual Obligations
Other than as discussed above in “Long-Term Debt and Financing Arrangements,” there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
As of March 31, 2012, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.
Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit's fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, which amended guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU 2011-12, which defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments between other comprehensive income and net income. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. These updates are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012. As this guidance impacts presentation only, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In May 2011, the FASB issued ASU 2011-04. The new guidance results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International

Financial Reporting Standards (“IFRS”). The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, there had been no material change in this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, there had been no material change in this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
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

CDW CORPORATION

Date:	May 15, 2012	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)