Form 10-Q
period 2012-06-30
CDW Corp
filed 2012-08-10
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of August 6, 2012, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 913,991 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per share amounts)

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$158.7	$99.9
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.4, respectively	1,238.3	1,254.9
Merchandise inventory	321.6	321.7
Miscellaneous receivables	160.7	143.6
Deferred income taxes	21.5	24.6
Prepaid expenses and other	63.5	34.7
Total current assets	1,964.3	1,879.4
Property and equipment, net	142.3	154.3
Goodwill	2,208.5	2,208.4
Other intangible assets, net	1,557.7	1,636.0
Deferred financing costs, net	60.7	68.5
Other assets	2.0	3.0
Total assets	$5,935.5	$5,949.6
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable—trade	$688.3	$517.8
Accounts payable—inventory financing	253.2	278.7
Current maturities of long-term debt	—	201.0
Deferred revenue	66.1	27.8
Accrued expenses:
Compensation	87.5	106.6
Interest	53.5	54.9
Sales taxes	18.3	23.1
Advertising	33.9	38.8
Income taxes	9.2	—
Other	87.5	92.6
Total current liabilities	1,297.5	1,341.3
Long-term liabilities:
Debt	3,871.4	3,865.0
Deferred income taxes	656.7	692.0
Other liabilities	58.8	58.6
Total long-term liabilities	4,586.9	4,615.6
Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 914,477 and 913,063 shares issued, respectively; 913,991 and 912,706 shares outstanding, respectively	—	—
Paid-in capital	2,196.8	2,186.1
Accumulated deficit	(2,143.9)	(2,191.3)
Accumulated other comprehensive loss	(1.8)	(2.1)
Total shareholders’ equity (deficit)	51.1	(7.3)
Total liabilities and shareholders’ equity (deficit)	$5,935.5	$5,949.6
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$2,584.7	$2,412.1	$4,903.9	$4,541.7
Cost of sales	2,157.8	2,011.3	4,092.4	3,790.5
Gross profit	426.9	400.8	811.5	751.2
Selling and administrative expenses	259.5	243.4	511.1	472.7
Advertising expense	31.0	29.2	60.4	58.6
Income from operations	136.4	128.2	240.0	219.9
Interest expense, net	(76.9)	(65.7)	(155.8)	(157.8)
Net loss on extinguishments of long-term debt	—	(115.7)	(9.4)	(118.9)
Other income, net	0.2	—	—	0.5
Income (loss) before income taxes	59.7	(53.2)	74.8	(56.3)
Income tax (expense) benefit	(22.9)	18.4	(27.1)	17.3
Net income (loss)	$36.8	$(34.8)	$47.7	$(39.0)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$36.8	$(34.8)	$47.7	$(39.0)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	—	—	—	1.9
Foreign currency translation adjustment	(1.6)	0.5	0.3	3.0
Comprehensive income (loss)	$35.2	$(34.3)	$48.0	$(34.1)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (in millions) (unaudited)

	Total Shareholders’ Equity (Deficit)	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(7.3)	$—	$—	$2,186.1	$(2,191.3)	$(2.1)
Equity-based compensation expense	11.5	—	—	11.5	—	—
Repurchase of Class B common shares	(0.3)	—	—	—	(0.3)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.6)	—	—	(0.6)	—	—
MPK Coworker Incentive Plan II units withheld for taxes	(0.2)	—	—	(0.2)	—	—
Net income	47.7	—	—	—	47.7	—
Foreign currency translation adjustment	0.3	—	—	—	—	0.3
Balance at June 30, 2012	$51.1	$—	$—	$2,196.8	$(2,143.9)	$(1.8)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$47.7	$(39.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105.7	102.4
Equity-based compensation expense	11.5	8.1
Deferred income taxes	(32.0)	(17.5)
Allowance for doubtful accounts	—	0.9
Amortization of deferred financing costs and debt premium	8.0	7.7
Net loss on extinguishments of long-term debt	9.4	118.9
Other	0.9	4.2
Changes in assets and liabilities:
Accounts receivable	16.9	(86.1)
Merchandise inventory	0.1	(56.0)
Other assets	(45.3)	(15.6)
Accounts payable-trade	170.5	117.0
Other current liabilities	12.1	(4.3)
Long-term liabilities	(0.8)	(10.9)
Net cash provided by operating activities	304.7	129.8
Cash flows from investing activities:
Capital expenditures	(15.7)	(16.7)
Cash settlements on interest rate swap agreements	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.2)
Net cash used in investing activities	(15.7)	(26.5)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	256.0	755.0
Repayments of borrowings under revolving credit facility	(256.0)	(783.1)
Repayments of senior secured term loan facility	(201.0)	(132.0)
Proceeds from issuance of Senior Notes	135.7	1,175.0
Payments to extinguish Senior Notes	(136.9)	(1,175.0)
Payments of debt financing costs	(2.1)	(26.3)
Net change in accounts payable-inventory financing	(25.5)	89.9
Investment from CDW Holdings LLC	—	1.0
Repurchase of Class B common shares	(0.3)	(0.2)
Net cash used in financing activities	(230.1)	(95.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4
Net increase in cash and cash equivalents	58.8	8.0
Cash and cash equivalents— beginning of period	99.9	36.6
Cash and cash equivalents—end of period	$158.7	$44.6
Supplementary disclosure of cash flow information:
Interest paid, net, including cash settlements on interest rate swap agreements	$(151.4)	$(178.2)
Taxes (paid) refunded, net	$(38.4)	$35.0
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 ("consolidated financial statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("December 31, 2011 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2011 financial statements, except as disclosed in Note 2. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity (deficit) as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
CDW Corporation ("Parent") is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, Inc., certain other co-investors and certain members of CDW management.
Parent has two wholly owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its wholly owned subsidiaries, holds all material assets and conducts all business activities and operations. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 10 and does not hold any material assets or engage in any business activities or operations.
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
The notes to consolidated financial statements contained in the December 31, 2011 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2012.

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
These adjustments have no impact on net income (loss), comprehensive income (loss), total shareholders' equity (deficit), or Adjusted EBITDA, a non-GAAP measure as defined in the Company's credit agreements. There is also no impact on the Company's debt covenants for any period.
The Company has determined that these adjustments are not material either individually or in aggregate to any of its previously issued financial statements; however, due to the nature of the revisions, the Company has revised its presentation for these classification errors. A summary of the revisions to the consolidated statements of cash flows for the six months ended June 30, 2011 is as follows:

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
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, which amended guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, the FASB issued ASU 2011-12 in December 2011, which defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments between other comprehensive income and net income. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. These updates are to be applied retrospectively and are effective for fiscal years, and interim periods within those years,

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

beginning after December 15, 2011. The Company adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012. As this guidance impacts presentation only, the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
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
The following table presents the amounts included in accounts payable-inventory financing at June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
Revolving Loan financing agreement	$251.0	$240.7
Other inventory financing agreements	2.2	38.0
Accounts payable-inventory financing	$253.2	$278.7
The Company maintains a senior secured asset-based revolving credit facility as described in Note 4, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At June 30, 2012 and December 31, 2011, the Company reported $251.0 million and $240.7 million, respectively, for this agreement as accounts payable-inventory financing on the accompanying consolidated balance sheets.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. During the first quarter of 2012, the Company terminated one of these agreements and began reporting the amounts owed as accounts payable-trade on the accompanying consolidated balance sheet.  At December 31, 2011, $30.3 million owed under this agreement was reported as accounts payable-inventory financing on the accompanying consolidated balance sheet.
Of the total amounts owed at June 30, 2012 and December 31, 2011, $2.2 million and $7.7 million, respectively, were collateralized by the inventory purchases under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	June 30, 2012	December 31, 2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Unamortized premium on senior notes due 2019		5.4	—
Senior subordinated notes due 2017	12.5%	721.5	721.5
Senior notes due 2015	—%	—	129.0
Total long-term debt		3,871.4	4,066.0
Less current maturities of long-term debt		—	(201.0)
Long-term debt, excluding current maturities		$3,871.4	$3,865.0
(1)Weighted-average interest rate as of June 30, 2012
As of June 30, 2012, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At June 30, 2012, the Company had no outstanding borrowings under the Revolving Loan, $0.7 million of undrawn letters of credit and $247.6 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, the Company maintains a Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and noninterest bearing. The Company will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of June 30, 2012, the Company owed $239.8 million under the Revolving Loan's floorplan sub-facility, which excludes $7.8 million reserved for product in transit. The difference between the total amount reported on the consolidated balance sheet as accounts payable-inventory financing of $251.0 million and the amount reserved related to the floorplan sub-facility of $247.6 million is due to differences in the methodology of calculating product in transit.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. At June 30, 2012, the borrowing base was $991.5 million as supported by eligible inventory and accounts receivable balances as of May 31, 2012. The Company could have borrowed up to an additional $651.7 million under the Revolving Loan at June 30, 2012.
Senior Secured Term Loan Facility (“Term Loan”)
At June 30, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended loans due October 10, 2014 and $918.2 million of extended loans due July 15, 2017.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The prepayments were allocated on a pro rata basis between the extended and non-extended loans.
The Term Loan includes a senior secured leverage ratio requirement to be maintained on a quarterly basis. The senior secured leverage ratio for the four quarters ended June 30, 2012 was required to be at or below 7.0. For the four quarters ended June 30, 2012, the senior secured leverage ratio was 2.3.
The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. The Company utilizes interest rate cap agreements to maintain compliance with this requirement. The Company currently has four interest rate cap agreements in effect through January 14, 2013 with a combined notional amount of $1,100.0 million. The Company also has four forward-starting interest rate cap agreements with a combined notional amount of $500.0 million which will be effective from January 14, 2013 through January 14, 2015. All of the cap agreements entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. As of June 30, 2012 and December 31, 2011, the fair values of the Company's interest rate cap agreements were $0.1 million and $0.7 million, respectively.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At June 30, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes”)
As of June 30, 2012, there were no outstanding Senior Notes.
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
In connection with these transactions, the Company recorded a loss on extinguishment of long-term debt of $9.4 million in the Company's consolidated statement of operations for the six months ended June 30, 2012. This loss represents $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
On February 17, 2012, the Company issued $130.0 million in aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the 2019 Senior Notes and will be amortized as a reduction of interest expense over the term of the related debt. As of June 30, 2012, the outstanding principal amount of 2019 Senior Notes was $1,305.0 million, excluding $5.4 million in unamortized premium. The 2019 Senior Notes mature on April 1, 2019.
12.5% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At June 30, 2012, the outstanding principal amount of the Company's Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes mature on October 12, 2017.

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
The following table presents the fair value of the Company's long-term debt instruments as of June 30, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Long-term debt	$2,725.8	$1,315.6	$—	$4,041.4
As of June 30, 2012, the carrying value of the Company's long-term debt was $3,866.0 million, excluding $5.4 million in unamortized premium.

5.	Income Taxes
The Company's effective income tax rate was 38.4% and 34.7% for the three months ended June 30, 2012 and 2011, respectively, and 36.2% and 30.8% for the six months ended June 30, 2012 and 2011, respectively.
The effective income tax rates for the three and six months ended June 30, 2012 reflect a lower state income tax rate and less permanent book-tax differences than in the prior year. The effective rate for the six months ended June 30, 2012 also reflects the favorable impact of adjustments for state tax credits that were recorded in the first three months of 2012. The tax benefit and the effective tax rate for both the three and six months ended June 30, 2011 were reduced by additional state deferred taxes that were recorded due to changes in state tax law and permanent book-tax differences.
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
The Company recognized $5.8 million and $4.1 million in equity-based compensation for the three months ended June 30, 2012 and 2011, respectively, and $11.5 million and $8.1 million in equity-based compensation expense for the six months ended June 30, 2012 and 2011, respectively. Equity-based compensation expense for the three and six months ended June 30, 2012 included incremental expense of $1.7 million and $3.3 million, respectively, related to a modified Class B Common Unit grant agreement with the Company's former chief executive officer, which was entered into in June 2011.
The following table sets forth the summary of equity plan activity for the six months ended June 30, 2012:

Equity Awards	Class B Common Units (1)	MPK Plan Units (1) (2)
Outstanding at January 1, 2012	202,908	70,113
Granted	1,520	—
Forfeited	(957)	(1,691)	(3)
Repurchased/Settled	(325)	(610)	(4)
Outstanding at June 30, 2012	203,146	67,812
Vested at June 30, 2012	95,376	197	(5)

(1)
The weighted-average grant date fair market value for Class B Common Units granted during the period ended June 30, 2012 is $189.00. The weighted-average grant date fair market value for outstanding Class B

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Common Units inclusive of the $60.00 per unit impact of the March 2010 modification and the impact of the June 2011 modification for the Company's former chief executive officer is $291.28. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants accounts.

(3)
The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. The Company made a contribution for 981 units forfeited during the three months ended March 31, 2012. The Company will make a future contribution with respect to 710 units that were forfeited during the three months ended June 30, 2012.

(4)
Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Units in exchange for the vested MPK Plan Units.

(5)	Represents units that have vested but not yet converted to Class A Common Units.

As of June 30, 2012, the total unrecognized compensation cost of $37.7 million related to nonvested equity-based compensation awards granted under the equity plans is expected to be recognized over the weighted-average period of 4.2 years.

7.	Deferred Compensation Plan
On March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of June 30, 2012, 25,774 RDUs had been granted to participants.
Compensation expense of $2.1 million and $2.0 million related to the RDU Plan was recognized in the three months ended June 30, 2012 and 2011, respectively, and compensation expense of $4.2 million and $4.0 million was recognized in the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, total unrecognized compensation expense of $21.9 million related to the RDU Plan is expected to be recognized over the next 2.5 years.
Payments totaling $5.6 million and $0.9 million were made to participants under the RDU Plan in January 2012 and April 2012, respectively.
At June 30, 2012 and December 31, 2011, the Company had $12.9 million and $15.2 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.

8.	Commitments and Contingencies
The Company is party to legal proceedings that arise in the ordinary course of its business, including various pending litigation matters. The Company is also subject to audit by federal, state and local authorities, by vendors and by various customers, including government agencies, relating to sales under certain contracts. In addition, from time to time, customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
As of June 30, 2012, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Selected Segment Financial Information
The following table presents information about the Company’s segments for the three and six months ended June 30, 2012 and 2011:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended June 30, 2012:
Net sales	$1,394.4	$1,040.4	$149.9	$—	$2,584.7
Income (loss) from operations	92.3	66.1	5.0	(27.0)	136.4
Depreciation and amortization expense	(24.4)	(11.0)	(2.4)	(15.4)	(53.2)

Three Months Ended June 30, 2011:
Net sales	$1,338.4	$951.2	$122.5	$—	$2,412.1
Income (loss) from operations	87.7	61.0	4.4	(24.9)	128.2
Depreciation and amortization expense	(24.4)	(11.0)	(2.2)	(13.2)	(50.8)

Six Months Ended June 30, 2012:
Net sales	$2,757.2	$1,858.0	$288.7	$—	$4,903.9
Income (loss) from operations	177.1	108.2	7.5	(52.8)	240.0
Depreciation and amortization expense	(48.7)	(22.0)	(4.7)	(30.3)	(105.7)

Six Months Ended June 30, 2011:
Net sales	$2,617.7	$1,675.1	$248.9	$—	$4,541.7
Income (loss) from operations	166.0	98.1	8.0	(52.2)	219.9
Depreciation and amortization expense	(48.7)	(22.0)	(4.4)	(27.3)	(102.4)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	Supplemental Guarantor Information
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
The following tables set forth condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, consolidating statements of operations for the three and six months ended June 30, 2012 and 2011, condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

(in millions)	June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$142.2	$22.1	$21.2	$—	$(26.8)	$158.7
Accounts receivable, net	—	—	1,188.6	49.7	—	—	1,238.3
Merchandise inventory	—	—	317.3	4.3	—	—	321.6
Miscellaneous receivables	—	49.1	106.6	5.0	—	—	160.7
Deferred income taxes	—	16.5	5.0	—	—	—	21.5
Prepaid expenses and other	—	12.5	50.7	0.3	—	—	63.5
Total current assets	—	220.3	1,690.3	80.5	—	(26.8)	1,964.3

Property and equipment, net	—	72.9	66.6	2.8	—	—	142.3
Goodwill	—	749.4	1,428.4	30.7	—	—	2,208.5
Other intangible assets, net	—	357.8	1,191.4	8.5	—	—	1,557.7
Deferred financing costs, net	—	60.7	—	—	—	—	60.7
Other assets	5.7	1.2	0.8	0.3	—	(6.0)	2.0
Investment from and advances to subsidiaries	45.4	2,868.2	—	—	—	(2,913.6)	—
Total assets	$51.1	$4,330.5	$4,377.5	$122.8	$—	$(2,946.4)	$5,935.5

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable—trade	$—	$19.1	$671.5	$24.5	$—	$(26.8)	$688.3
Accounts payable—inventory financing	—	—	253.2	—	—	—	253.2
Deferred revenue	—	—	66.1	—	—	—	66.1
Accrued expenses	—	150.6	131.8	7.5	—	—	289.9
Total current liabilities	—	169.7	1,122.6	32.0	—	(26.8)	1,297.5

Long-term liabilities:
Debt	—	3,871.4	—	—	—	—	3,871.4
Deferred income taxes	—	190.7	469.9	1.8	—	(5.7)	656.7
Other liabilities	—	53.3	3.9	1.9	—	(0.3)	58.8
Total long-term liabilities	—	4,115.4	473.8	3.7	—	(6.0)	4,586.9

Total shareholders’ equity (deficit)	51.1	45.4	2,781.1	87.1	—	(2,913.6)	51.1
Total liabilities and shareholders’ equity (deficit)	$51.1	$4,330.5	$4,377.5	$122.8	$—	$(2,946.4)	$5,935.5

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Three Months Ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,471.9	$112.8	$—	$—	$2,584.7
Cost of sales	—	—	2,059.2	98.6	—	—	2,157.8

Gross profit	—	—	412.7	14.2	—	—	426.9

Selling and administrative expenses	—	27.0	224.1	8.4	—	—	259.5
Advertising expense	—	—	29.9	1.1	—	—	31.0

(Loss) income from operations	—	(27.0)	158.7	4.7	—	—	136.4

Interest expense, net	—	(76.9)	—	—	—	—	(76.9)
Management fee	—	0.8	—	(0.8)	—	—	—
Other income, net	—	0.2	—	—	—	—	0.2

(Loss) income before income taxes	—	(102.9)	158.7	3.9	—	—	59.7

Income tax benefit (expense)	—	41.0	(62.9)	(1.0)	—	—	(22.9)

(Loss) income before equity in earnings (loss) of subsidiaries	—	(61.9)	95.8	2.9	—	—	36.8

Equity in earnings (loss) of subsidiaries	36.8	98.7	—	—	—	(135.5)	—

Net income (loss)	$36.8	$36.8	$95.8	$2.9	$—	$(135.5)	$36.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Three Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,319.8	$92.3	$—	$—	$2,412.1
Cost of sales	—	—	1,931.5	79.8	—	—	2,011.3

Gross profit	—	—	388.3	12.5	—	—	400.8

Selling and administrative expenses	—	24.8	211.5	7.1	—	—	243.4
Advertising expense	—	—	28.3	0.9	—	—	29.2

(Loss) income from operations	—	(24.8)	148.5	4.5	—	—	128.2

Interest expense, net	—	(65.7)	—	—	—	—	(65.7)
Net loss on extinguishment of long-term debt	—	(115.7)	—	—	—	—	(115.7)
Management fee	—	8.0	—	(8.0)	—	—	—
Other income (expense), net	—	0.1	0.2	(0.3)	—	—	—

(Loss) income before income taxes	—	(198.1)	148.7	(3.8)	—	—	(53.2)

Income tax benefit (expense)	—	76.9	(56.7)	(1.8)	—	—	18.4

(Loss) income before equity in (loss) earnings of subsidiaries	—	(121.2)	92.0	(5.6)	—	—	(34.8)

Equity in (loss) earnings of subsidiaries	(34.8)	86.4	—	—	—	(51.6)	—

Net (loss) income	$(34.8)	$(34.8)	$92.0	$(5.6)	$—	$(51.6)	$(34.8)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Six Months Ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$4,684.9	$219.0	$—	$—	$4,903.9
Cost of sales	—	—	3,901.2	191.2	—	—	4,092.4

Gross profit	—	—	783.7	27.8	—	—	811.5

Selling and administrative expenses	—	52.8	441.3	17.0	—	—	511.1
Advertising expense	—	—	58.5	1.9	—	—	60.4

(Loss) income from operations	—	(52.8)	283.9	8.9	—	—	240.0

Interest (expense) income, net	—	(156.1)	0.3	—	—	—	(155.8)
Net loss on extinguishments of long-term debt	—	(9.4)	—	—	—	—	(9.4)
Management fee	—	2.2	—	(2.2)	—	—	—
Other (expense) income, net	—	(0.1)	0.1	—	—	—	—

(Loss) income before income taxes	—	(216.2)	284.3	6.7	—	—	74.8

Income tax benefit (expense)	—	89.8	(115.1)	(1.8)	—	—	(27.1)

(Loss) income before equity in earnings (loss) of subsidiaries	—	(126.4)	169.2	4.9	—	—	47.7

Equity in earnings (loss) of subsidiaries	47.7	174.1	—	—	—	(221.8)	—

Net income (loss)	$47.7	$47.7	$169.2	$4.9	$—	$(221.8)	$47.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Six Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$4,351.7	$190.0	$—	$—	$4,541.7
Cost of sales	—	—	3,625.2	165.3	—	—	3,790.5

Gross profit	—	—	726.5	24.7	—	—	751.2

Selling and administrative expenses	—	52.2	406.5	14.0	—	—	472.7
Advertising expense	—	—	56.9	1.7	—	—	58.6

(Loss) income from operations	—	(52.2)	263.1	9.0	—	—	219.9

Interest expense, net	—	(157.8)	—	—	—	—	(157.8)
Net loss on extinguishment of long-term debt	—	(118.9)	—	—	—	—	(118.9)
Management fee	—	8.0	—	(8.0)	—	—	—
Other income (expense), net	—	0.7	0.2	(0.4)	—	—	0.5

(Loss) income before income taxes	—	(320.2)	263.3	0.6	—	—	(56.3)

Income tax benefit (expense)	—	121.3	(100.7)	(3.3)	—	—	17.3

(Loss) income before equity in (loss) earnings of subsidiaries	—	(198.9)	162.6	(2.7)	—	—	(39.0)

Equity in (loss) earnings of subsidiaries	(39.0)	159.9	—	—	—	(120.9)	—

Net (loss) income	$(39.0)	$(39.0)	$162.6	$(2.7)	$—	$(120.9)	$(39.0)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

(in millions)	Three Months Ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$35.2	$35.2	$95.8	$1.4	$—	$(132.4)	$35.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive (Loss) Income

(in millions)	Three Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive (loss) income	$(34.3)	$(34.3)	$92.2	$(5.1)	$—	$(52.8)	$(34.3)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

(in millions)	Six Months Ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$48.0	$48.0	$169.2	$5.2	$—	$(222.4)	$48.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive (Loss) Income

(in millions)	Six Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive (loss) income	$(34.1)	$(34.1)	$162.8	$0.2	$—	$(128.9)	$(34.1)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	Six Months Ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(118.3)	$410.6	$13.1	$—	$(0.7)	$304.7

Cash flows from investing activities:
Capital expenditures	—	(8.8)	(6.5)	(0.4)	—	—	(15.7)
Net cash used in investing activities	—	(8.8)	(6.5)	(0.4)	—	—	(15.7)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	256.0	—	—	—	—	256.0
Repayments of borrowings under revolving credit facility	—	(256.0)	—	—	—	—	(256.0)
Repayments of senior secured term loan facility	—	(201.0)	—	—	—	—	(201.0)
Proceeds from issuance of Senior Notes	—	135.7	—	—	—	—	135.7
Payments to extinguish Senior Notes	—	(136.9)	—	—	—	—	(136.9)
Net change in accounts payable-inventory financing	—	—	(25.5)	—	—	—	(25.5)
Advances from (to) affiliates	—	371.8	(372.3)	0.5	—	—	—
Other financing activities	—	(2.4)	—	—	—	—	(2.4)

Net cash provided by (used in) financing activities	—	167.2	(397.8)	0.5	—	—	(230.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	40.1	6.3	13.1	—	(0.7)	58.8

Cash and cash equivalents—beginning of period	—	102.1	15.8	8.1	—	(26.1)	99.9

Cash and cash equivalents—end of period	$—	$142.2	$22.1	$21.2	$—	$(26.8)	$158.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	Six Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(63.7)	$206.5	$(3.8)	$—	$(9.2)	$129.8

Cash flows from investing activities:
Capital expenditures	—	(12.1)	(4.6)	—	—	—	(16.7)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.2)	—	—	—	—	(3.2)
Net cash used in investing activities	—	(21.9)	(4.6)	—	—	—	(26.5)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	755.0	—	—	—	—	755.0
Repayments of borrowings under revolving credit facility	—	(783.1)	—	—	—	—	(783.1)
Repayments of senior secured term loan facility	—	(132.0)	—	—	—	—	(132.0)
Proceeds from issuance of Senior Notes	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish Senior Notes	—	(1,175.0)	—	—	—	—	(1,175.0)
Net change in accounts payable-inventory financing	—	—	89.9	—	—	—	89.9
Advances from (to) affiliates	—	292.3	(292.3)	—	—	—	—
Other financing activities	—	(25.5)	—	—	—	—	(25.5)

Net cash provided by (used in) financing activities	—	106.7	(202.4)	—	—	—	(95.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	—	0.4

Net increase (decrease) in cash and cash equivalents	—	21.1	(0.5)	(3.4)	—	(9.2)	8.0

Cash and cash equivalents—beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6

Cash and cash equivalents—end of period	$—	$54.0	$0.6	$6.6	$—	$(16.6)	$44.6

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
Overview
We are a leading multi-brand technology solutions provider to business, government, education and healthcare customers in the U.S. and Canada. We provide comprehensive and integrated solutions for our customers' technology needs through our extensive hardware, software and value-added service offerings. Our breadth of offerings allows our customers to streamline their procurement processes by partnering with us as a complete technology solutions provider. Our hardware offerings include products with leading brands across multiple categories such as network communications (netcomm), notebooks/mobile devices (including tablets), data storage, video monitors, printers, desktops and servers, among others. Our software offerings include licensing, licensing management and software solutions and services that help our customers to optimize their software investments. We offer a full-suite of value-added services, which typically are delivered as part of a technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully-integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary services including installations, sales of warranties and managed services such as remote network and data center monitoring. We believe both software and service offerings will be important growth areas for us in the future.
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
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers' willingness to spend on information technology products and services. Net sales, gross profit and operating income increased 7.2%, 6.5% and 6.4%, and 8.0%, 8.0% and 9.1% respectively, in the three and six months ended June 30, 2012 compared to the same period of 2011. During the second quarter of 2012 we began to see customers take a more cautious approach to spending as increased macro-economic uncertainty impacted decision-making. We expect this trend to continue throughout 2012. Downturns in the global economy, declines in the availability of credit, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10% of our net sales in 2011. Further, our sales to state and local governments accounted for approximately 4% of our net sales in 2011. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA, a non-GAAP financial measure, also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. In addition to net sales, gross profit and operating income discussed above, the below are the results of other key measures during the first six months of 2012 compared to the first six months of 2011:

•	Average daily sales increased 8.0% to $38.3 million

•	Adjusted EBITDA increased 7.0% to $367.0 million

•	The cash conversion cycle decreased from 28 days to 20 days

•	The senior secured leverage ratio decreased from 3.4 to 2.3

•	The senior secured asset-based revolving credit facility had no outstanding borrowings at June 30, 2012 compared to outstanding borrowings of $160.0 million at June 30, 2011.
Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,584.7	100.0%	$2,412.1	100.0%
Cost of sales	2,157.8	83.5	2,011.3	83.4

Gross profit	426.9	16.5	400.8	16.6

Selling and administrative expenses	259.5	10.0	243.4	10.1
Advertising expense	31.0	1.2	29.2	1.2

Income from operations	136.4	5.3	128.2	5.3

Interest expense, net	(76.9)	(3.0)	(65.7)	(2.7)
Net loss on extinguishments of long-term debt	—	—	(115.7)	(4.8)
Other income, net	0.2	—	—	—

Income (loss) before income taxes	59.7	2.3	(53.2)	(2.2)

Income tax (expense) benefit	(22.9)	(0.9)	18.4	0.8

Net income (loss)	$36.8	1.4%	$(34.8)	(1.4)%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
(dollars in millions)	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales	Dollar Change	Percent Change
Corporate	$1,394.4	53.9%	$1,338.4	55.5%	$56.0	4.2%
Public	1,040.4	40.3	951.2	39.4	89.2	9.4
Other	149.9	5.8	122.5	5.1	27.4	22.4
Total net sales	$2,584.7	100.0%	$2,412.1	100.0%	$172.6	7.2%
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2012 and 2011:

(dollars in millions)	Three Months Ended June 30,		Dollar Change	Percent Change
	2012	2011
Corporate:
Medium / Large	$1,124.7	$1,075.0	$49.7	4.6%
Small Business	269.7	263.4	6.3	2.4
Total Corporate	$1,394.4	$1,338.4	$56.0	4.2%

Public:
Government	$318.0	$296.1	$21.9	7.4%
Education	349.5	343.3	6.2	1.8
Healthcare	372.9	311.8	61.1	19.6
Total Public	$1,040.4	$951.2	$89.2	9.4%
Total net sales for the three months ended June 30, 2012 increased $172.6 million, or 7.2%, to $2,584.7 million, compared to $2,412.1 million for the three months ended June 30, 2011. There were 64 selling days for both the three months ended June 30, 2012 and 2011. The increase in total net sales was the result of general volume growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. Our sales growth for the three months ended June 30, 2012 was driven by double-digit growth in netcomm products, notebooks/mobile devices and telephony, as well as growth in software products.
Corporate segment net sales for the three months ended June 30, 2012 increased $56.0 million, or 4.2%, compared to the three months ended June 30, 2011. Within our Corporate segment, net sales to medium/large customers increased 4.6% between periods, despite a more challenging market in 2012. This increase was driven by more than 20% net sales growth in netcomm products resulting from several large orders in 2012, partially offset by a decline in net sales of memory products due to a few large orders in the second quarter of 2011 that did not repeat.
Public segment net sales for the three months ended June 30, 2012 increased $89.2 million, or 9.4%, between periods, driven by growth in the healthcare and government customer channels. Net sales to healthcare customers increased $61.1 million, or 19.6%, between periods, driven by double-digit growth in several product categories, including notebooks/mobile devices, netcomm products, desktop computers, point of care technology carts, enterprise storage and software products. The healthcare channel growth was partially driven by increased sales from an expanded relationship with a group purchasing organization. Net sales to government customers increased $21.9 million, or 7.4%, between periods, driven by unit volume increases in sales of notebooks/mobile devices. Net sales to education customers increased $6.2 million, or 1.8%, between periods, driven by increased sales of netcomm products to higher education customers which offset a slight decline in sales to K-12 customers, who continue to experience the impact of budget constraints.
Gross profit
Gross profit increased $26.1 million, or 6.5%, to $426.9 million for the three months ended June 30, 2012, compared to $400.8 million for the three months ended June 30, 2011. As a percentage of total net sales, gross profit decreased 10 basis points to 16.5% for the three months ended June 30, 2012, down from 16.6% for the three months ended June 30, 2011. Gross profit margin decreased 20 basis points due to vendor funding, which increased slightly in total dollars on a year-over-year basis but represented a lower percentage of net sales in the three months ended June 30, 2012 compared to the same period of the prior year. Partially offsetting this decrease was an increase of 15 basis points driven by a $3.8 million accrual reversal due to a favorable vendor audit outcome.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $16.1 million, or 6.6%, to $259.5 million for the three months ended June 30, 2012, compared to $243.4 million for the three months ended June 30, 2011. The increase was primarily due to higher payroll costs of $10.0 million driven by increased sales commissions and other variable compensation costs consistent with higher sales and gross profit and an increase in the number of coworkers for the three months ended June 30, 2012 compared to the same period of prior year. Our sales force increased to 3,688 coworkers at June 30, 2012, compared to 3,468 coworkers at June 30, 2011, while total coworker count increased to 6,909 coworkers at June 30, 2012, compared to 6,432 coworkers at June 30, 2011. The increase was also due to incremental equity-based compensation expense of $1.7 million related to a modified Class B Common Unit grant agreement with our former chief executive officer entered into in June 2011.
Advertising expense
Advertising expense increased $1.8 million, or 6.1%, to $31.0 million for the three months ended June 30, 2012, compared to $29.2 million for the three months ended June 30, 2011. Higher expenditures for market research and marketing events to support sales were partially offset by decreased spending on national magazine advertising. As a percentage of net sales, advertising expense was 1.2% for both the three months ended June 30, 2012 and 2011.
Income (loss) from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$92.3	6.6%	$87.7	6.6%	5.3%
Public	66.1	6.4	61.0	6.4	8.3
Other	5.0	3.3	4.4	3.6	13.6
Headquarters (2)	(27.0)	N/A	(24.9)	N/A	(8.5)
Total income (loss) from operations	$136.4	5.3%	$128.2	5.3%	6.4%

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.
Income from operations was $136.4 million for the three months ended June 30, 2012, an increase of $8.2 million, or 6.4%, compared to $128.2 million for the three months ended June 30, 2011. This increase was driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses.
Corporate segment income from operations was $92.3 million for the three months ended June 30, 2012, an increase of $4.6 million, or 5.3%, compared to $87.7 million for the three months ended June 30, 2011. The increase in Corporate segment income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $5.5 million in the first three months of 2012 compared to the same period of 2011. In addition, Corporate segment income from operations benefited from an increase of $1.4 million in income allocations from our logistics operations for the three months ended June 30, 2012 compared to the three months ended

June 30, 2011. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support costs declined slightly. Partially offsetting the above items was an increase in Headquarters’ expense allocations to the Corporate segment of $2.3 million on a year-over-year basis.
Public segment income from operations was $66.1 million for the three months ended June 30, 2012, an increase of $5.1 million, or 8.3%, compared to $61.0 million for the three months ended June 30, 2011. The increase reflected higher operating income before allocations of $3.4 million as a result of increased net sales and gross profit dollars, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $2.4 million in income allocations from our logistics operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.
Interest expense (benefit), net
At June 30, 2012, our outstanding long-term debt totaled $3,871.4 million. Net interest expense for the three months ended June 30, 2012 was $76.9 million, an increase of $11.2 million compared to $65.7 million for the three months ended June 30, 2011. Interest expense during the three months ended June 30, 2011 included a benefit of $19.4 million, due to an adjustment to the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of senior notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. The remaining net decrease of $8.2 million was primarily due to lower effective interest rates and debt balances for the three months ended June 30, 2012 compared to the same period of the prior year as a result of debt refinancing activities completed during the first half of 2011.
Net loss on extinguishments of long-term debt
We did not record any extinguishments of long-term debt during the three months ended June 30, 2012. During the three months ended June 30, 2011, we recorded a loss on extinguishments of long-term debt of $115.7 million as a result of debt transactions completed during the period.
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
In June 2011, we entered into a new $900.0 million senior secured asset-based revolving credit facility, replacing the existing $800.0 million facility. As a result, we recorded a loss on extinguishment of long-term debt of $1.6 million, representing a write-off of a portion of the unamortized deferred financing costs related to the previous facility.
Income tax (expense) benefit
Income tax expense was $22.9 million for the three months ended June 30, 2012, compared to an income tax benefit of $18.4 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense (benefit) as a percentage of income (loss) before income taxes, was 38.4% and 34.7% for the three months ended June 30, 2012 and 2011, respectively. The change in the effective income tax rate is primarily due to additional state deferred income taxes recorded in the three months ended June 30, 2011 as a result of state tax law changes enacted during 2011 and higher book-tax permanent differences in 2011.
Net income (loss)
Net income was $36.8 million for the three months ended June 30, 2012, compared to a net loss of $34.8 million for the three months ended June 30, 2011. The net loss for the three months ended June 30, 2011 was primarily due to a $115.7 million net loss from extinguishments of long-term debt during the period.
Adjusted EBITDA
Adjusted EBITDA was $200.6 million for the three months ended June 30, 2012, an increase of $13.1 million, or 7.0%, compared to $187.5 million for the three months ended June 30, 2011. As a percentage of net sales, Adjusted EBITDA was 7.8% for both the three months ended June 30, 2012 and 2011.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended June 30, 2012 and 2011 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended June 30,
	2012	2011
Net income (loss)	$36.8	$(34.8)
Depreciation and amortization	53.2	50.8
Income tax expense (benefit)	22.9	(18.4)
Interest expense, net	76.9	65.7
EBITDA	189.8	63.3

Adjustments:
Non-cash equity-based compensation	5.8	4.1
Sponsor fee	1.2	1.2
Consulting and debt-related professional fees	0.4	0.1
Net loss on extinguishments of long-term debt	—	115.7
Other adjustments (1)	3.4	3.1
Total adjustments	10.8	124.2

Adjusted EBITDA	$200.6	$187.5

(1)	Other adjustments primarily include certain retention costs.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The following table presents our results of operations, in dollars and as a percentage of net sales, for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,903.9	100.0%	$4,541.7	100.0%
Cost of sales	4,092.4	83.5	3,790.5	83.5

Gross profit	811.5	16.5	751.2	16.5

Selling and administrative expenses	511.1	10.4	472.7	10.4
Advertising expense	60.4	1.2	58.6	1.3

Income from operations	240.0	4.9	219.9	4.8

Interest expense, net	(155.8)	(3.2)	(157.8)	(3.5)
Net loss on extinguishments of long-term debt	(9.4)	(0.2)	(118.9)	(2.6)
Other income, net	—	—	0.5	—

Income (loss) before income taxes	74.8	1.5	(56.3)	(1.3)

Income tax (expense) benefit	(27.1)	(0.5)	17.3	0.4

Net income (loss)	$47.7	1.0%	$(39.0)	(0.9)%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
(dollars in millions)	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales	Dollar Change	Percent Change
Corporate	$2,757.2	56.2%	$2,617.7	57.6%	$139.5	5.3%
Public	1,858.0	37.9	1,675.1	36.9	182.9	10.9
Other	288.7	5.9	248.9	5.5	39.8	16.0
Total net sales	$4,903.9	100.0%	$4,541.7	100.0%	$362.2	8.0%
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2012 and 2011:

(dollars in millions)	Six Months Ended June 30,		Dollar Change	Percent Change
	2012	2011
Corporate:
Medium / Large	$2,214.3	$2,097.9	$116.4	5.6%
Small Business	542.9	519.8	23.1	4.4
Total Corporate	$2,757.2	$2,617.7	$139.5	5.3%

Public:
Government	$580.6	$528.0	$52.6	9.9%
Education	571.2	557.9	13.3	2.4
Healthcare	706.2	589.2	117.0	19.9
Total Public	$1,858.0	$1,675.1	$182.9	10.9%
Total net sales for the six months ended June 30, 2012 increased $362.2 million, or 8.0%, to $4,903.9 million, compared to $4,541.7 million for the six months ended June 30, 2011. There were 128 selling days for both the six months ended June 30, 2012 and 2011. The increase in total net sales was the result of general volume growth and increased demand in the information technology industry overall, in addition to our focus on growing our market share. Our sales growth for the six months ended June 30, 2012 was driven by double-digit growth in notebooks/mobile devices, netcomm products, and desktop computers, as well as growth in software products.
Corporate segment net sales for the six months ended June 30, 2012 increased $139.5 million, or 5.3%, compared to the six months ended June 30, 2011. Within our Corporate segment, net sales to medium/large customers customers increased 5.6% between periods, and net sales to small business customers increased 4.4% between periods. These increases were primarily a result of hardware unit volume growth, most notably in notebooks/mobile devices, netcomm products and desktop computers, and growth in software products. Partially offsetting the growth was a decline in net sales of memory products due to a few large orders in the second quarter of 2011 that did not repeat.
Public segment net sales for the six months ended June 30, 2012 increased $182.9 million, or 10.9%, between periods, driven by growth in the healthcare and government customer channels. Net sales to healthcare customers increased $117.0 million, or 19.9%, between periods, driven by double-digit growth in several product categories, including desktop computers, notebooks/mobile devices, netcomm products, point of care technology carts, enterprise storage and software products. The healthcare channel growth was partially driven by increased sales from an expanded relationship with a group purchasing organization. Net sales to government customers increased $52.6 million, or 9.9%, between periods, driven by unit volume increases in sales of notebooks/mobile devices and desktop computers. Net sales to education customers increased $13.3 million, or 2.4%, between periods, driven by increased sales of netcomm products to higher education customers which offset a slight decline in sales to K-12 customers, who continue to experience the impact of budget constraints.
Gross profit
Gross profit increased $60.3 million, or 8.0%, to $811.5 million for the six months ended June 30, 2012, compared to $751.2 million for the six months ended June 30, 2011. As a percentage of total net sales, gross profit was 16.5% for both the six months ended June 30, 2012 and 2011. A $3.8 million accrual reversal due to a favorable vendor audit outcome was offset by an increase in inventory obsolescence expense and lower volume rebates.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $38.3 million, or 8.1%, to $511.1 million for the six months ended June 30, 2012, compared to $472.7 million for the six months ended June 30, 2011. The increase was primarily due to higher payroll costs of $29.8 million driven by increased sales commissions and other variable compensation costs consistent with higher sales and gross profit and an increase in the number of coworkers for the six months ended June 30, 2012 compared to the same period of prior year. Our sales force increased to 3,688 coworkers at June 30, 2012, compared to 3,468 coworkers at June 30, 2011, while total coworker count increased to 6,909 coworkers at June 30, 2012, compared to 6,432 coworkers at June 30, 2011. The increase was also due to incremental equity-based compensation expense of $3.3 million related to a modified Class B Common Unit grant agreement with our former chief executive officer entered into in June 2011.
Advertising expense
Advertising expense increased $1.9 million, or 3.2%, to $60.4 million for the six months ended June 30, 2012, compared to $58.6 million for the six months ended June 30, 2011. Higher expenditures for TV advertising were partially offset by decreased spending in national magazines and catalogs. As a percentage of net sales, advertising expense was 1.2% for the six months ended June 30, 2012, compared to 1.3% for the same period of 2011.
Income (loss) from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$177.1	6.4%	$166.0	6.3%	6.7%
Public	108.2	5.8	98.1	5.9	10.2
Other	7.5	2.6	8.0	3.2	(5.8)
Headquarters (2)	(52.8)	N/A	(52.2)	N/A	(1.2)
Total income (loss) from operations	$240.0	4.9%	$219.9	4.8%	9.1%

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.
Income from operations was $240.0 million for the six months ended June 30, 2012, an increase of $20.1 million, or 9.1%, compared to $219.9 million for the six months ended June 30, 2011. This increase was driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses.
Corporate segment income from operations was $177.1 million for the six months ended June 30, 2012, an increase of $11.1 million, or 6.7%, compared to $166.0 million for the six months ended June 30, 2011. The increase in Corporate segment income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $10.5 million in the first six months of 2012 compared to the same period of 2011. In addition, Corporate segment income from operations benefited from an increase of $4.4 million in income allocations from our logistics operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support costs remained flat. Partially offsetting the above items was an increase in Headquarters’

expense allocations to the Corporate segment of $3.8 million on a year-over-year basis.
Public segment income from operations was $108.2 million for the six months ended June 30, 2012, an increase of $10.1 million, or 10.2%, compared to $98.1 million for the six months ended June 30, 2011. The increase reflected higher operating income before allocations of $5.3 million as a result of increased net sales and gross profit dollars, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $5.2 million in income allocations from our logistics operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
Interest expense, net
At June 30, 2012, our outstanding long-term debt totaled $3,871.4 million. Net interest expense for the six months ended June 30, 2012 was $155.8 million, a decrease of $2.0 million compared to $157.8 million for the six months ended June 30, 2011. Interest expense during the six months ended June 30, 2011 included a benefit of $19.4 million, due to an adjustment to the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of senior notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. The remaining net decrease of $21.4 million was primarily due to lower effective interest rates and debt balances for the six months ended June 30, 2012 compared to the same period of the prior year as a result of debt refinancing activities completed during the first half of 2011.
Net loss on extinguishments of long-term debt
We recorded a net loss on extinguishments of long-term debt of $9.4 million for the six months ended June 30, 2012 compared to $118.9 million for the same period of 2011.
In February and March 2012, we purchased or redeemed the remaining $129.0 million of senior notes due 2015, funded with the issuance of an additional $130.0 million of senior notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $9.4 million, representing the difference between the purchase or redemption price of the senior notes due 2015 and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs.
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
In June 2011, we entered into a new $900.0 million senior secured asset-based revolving credit facility, replacing the existing $800.0 million facility. As a result, we recorded a loss on extinguishment of long-term debt of $1.6 million, representing a write-off of a portion of the unamortized deferred financing costs related to the previous facility.
Income tax (expense) benefit
Income tax expense was $27.1 million for the six months ended June 30, 2012, compared to an income tax benefit of $17.3 million for the same period of the prior year. The effective income tax rate, expressed by calculating income tax expense as a percentage of income (loss) before income taxes, was 36.2% and 30.8% for the six months ended June 30, 2012 and 2011, respectively. The change in the effective income tax rate is primarily due to additional state deferred income taxes as a result of changes in state income tax law recorded in 2011, higher levels of permanent book-tax differences in 2011 and the favorable impact of adjustments for state tax credits that were recorded in the first three months of 2012.
Net income (loss)
Net income was $47.7 million for the six months ended June 30, 2012, compared to a net loss of $39.0 million for the six months ended June 30, 2011. The net loss for the six months ended June 30, 2011 was primarily due to a $118.9 million net loss from extinguishments of long-term debt during the period.
Adjusted EBITDA
Adjusted EBITDA was $367.0 million for the six months ended June 30, 2012, an increase of $24.0 million, or 7.0%, compared to $343.0 million for the six months ended June 30, 2011. As a percentage of net sales, Adjusted EBITDA was 7.5% and 7.6% for the six months ended June 30, 2012 and 2011, respectively.

We have included a reconciliation of EBITDA and Adjusted EBITDA for the six months ended June 30, 2012 and 2011 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Six Months Ended June 30,
	2012	2011
Net income (loss)	$47.7	$(39.0)
Depreciation and amortization	105.7	102.4
Income tax expense (benefit)	27.1	(17.3)
Interest expense, net	155.8	157.8
EBITDA	336.3	203.9

Adjustments:
Non-cash equity-based compensation	11.5	8.1
Sponsor fee	2.5	2.5
Consulting and debt-related professional fees	0.5	4.1
Net loss on extinguishments of long-term debt	9.4	118.9
Other adjustments (1)	6.8	5.5
Total adjustments	30.7	139.1

Adjusted EBITDA	$367.0	$343.0

(1)	Other adjustments primarily include certain retention costs.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
(in millions)	2012	2011
EBITDA	$336.3	$203.9
Depreciation and amortization	(105.7)	(102.4)
Income tax (expense) benefit	(27.1)	17.3
Interest expense, net	(155.8)	(157.8)
Net income (loss)	47.7	(39.0)
Depreciation and amortization	105.7	102.4
Equity-based compensation expense	11.5	8.1
Deferred income taxes	(32.0)	(17.5)
Allowance for doubtful accounts	—	0.9
Amortization of deferred financing costs and debt premium	8.0	7.7
Net loss on extinguishments of long-term debt	9.4	118.9
Other	0.9	4.2
Changes in assets and liabilities	153.5	(55.9)
Net cash provided by operating activities	$304.7	$129.8

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
Cash Flows
We have revised our consolidated statements of cash flows for the six months ended June 30, 2011. See Note 1 to the consolidated financial statements for further information.
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$304.7	$129.8
Investing activities	(15.7)	(26.5)
Financing activities	(230.1)	(95.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4
Net increase in cash and cash equivalents	$58.8	$8.0
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2012 increased $174.9 million compared to the same period of the prior year.  The increase was primarily driven by changes in assets and liabilities, resulting in a $209.4 million increase in cash between years. Changes in assets and liabilities, excluding cash and cash equivalents, contributed $153.5 million during the first six months of 2012, compared to a reduction in cash of $55.9 million during the first six months of 2011. The most significant driver of the increased cash contribution during the first six months of 2012 was accounts receivable. The cash contribution of $16.9 million in the first six months of 2012 reflected a lower accounts receivable balance at June 30, 2012 compared to December 31, 2011, and the cash reduction of $86.1 million in the first six months of 2011 reflected a higher accounts receivable balance at June 30, 2011 compared to December 31, 2010. The changes in the accounts receivable balances and resulting cash flow impacts reflect higher cash collections and a lower sales growth rate during the first six months of 2012 as compared to the same period of 2011. Changes in merchandise inventory contributed $0.1 million during the first six months of 2012 compared to a reduction in cash of $56.0 million during the first six months of 2011. During the second quarter of 2011, the Company increased purchases of certain products from vendor partners whose operations were impacted by the earthquake and tsunami in Japan, in anticipation of future supply shortages. During the six months ended June 30, 2012 and 2011, changes in accounts payable-trade increased cash by $170.5 million and $117.0 million, respectively. The larger cash contribution during 2012 compared to 2011 was primarily due to the termination of one of our inventory financing agreements in 2012, with amounts owed previously being reported as accounts payable-inventory financing on the consolidated balance sheet, thus increasing cash flows reported as operating activities during the six months ended June 30, 2012. Changes in other assets resulted in a $29.6 million decrease between periods, primarily due to the receipt of a $37.5 million federal tax refund in the first six months of 2011 that did not repeat in the same period of 2012.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	June 30,
	2012	2011
Days of sales outstanding (DSO) (1)	39	40
Days of supply in inventory (DIO) (2)	14	16
Days of purchases outstanding (DPO) (3)	(33)	(28)
Cash conversion cycle	20	28

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

The cash conversion cycle decreased to 20 days at June 30, 2012 compared to 28 days at June 30, 2011, driven by a five-day increase in DPO. The increase in DPO reflects a higher combined balance of accounts payable-trade and accounts payable-inventory financing at June 30, 2012 compared to June 30, 2011 as we received more favorable payment terms for payables related to certain vendors compared to prior year. The increase in DPO also reflects the timing of payments and lower purchase discounts received at June 30, 2012 compared to June 30, 2011. The one-day decrease in DSO primarily reflects higher cash collections in the second quarter of 2012 compared to the same period of 2011. The two-day decrease in DIO was primarily due to a lower inventory balance at June 30, 2012 compared to June 30, 2011. During the second quarter of 2011, the Company increased purchases of certain products from vendor partners whose operations were impacted by the earthquake and tsunami in Japan, in anticipation of future supply shortages.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2012 decreased $10.8 million compared to the same period of the prior year. Capital expenditures were $15.7 million and $16.7 million for the six months ended June 30, 2012 and 2011, respectively, primarily for improvements to our information technology systems during both periods. During the six months ended June 30, 2011, we made a final payment of $6.6 million prior to the termination of existing interest rate swap agreements on January 14, 2011 and paid $3.2 million for new interest rate cap agreements.
Financing Activities
Net cash used in financing activities increased $134.4 million for the six months ended June 30, 2012 compared to the same period in 2011. The increase was primarily driven by changes in accounts payable-inventory financing, resulting in a $115.4 million reduction in cash between years. During the six months ended June 30, 2012, changes in accounts payable-inventory financing reduced cash by $25.5 million compared to cash contributions of $89.9 million for the six months ended June 30, 2011. The reduction in cash during 2012 was primarily due to the termination of one of our inventory financing agreements in 2012, with amounts owed subsequently being reported as accounts payable-trade on the consolidated balance sheet, thus reducing cash flows reported as financing activities during the six months ended June 30, 2012. The cash inflow of $89.9 million during the first six months of 2011 was primarily due to an increase in the balance of accounts payable-inventory financing at June 30, 2011 following a lower balance at the end of 2010 as a result of accelerated payments we made in exchange for early pay discounts. Repayments under our senior secured term loan facility were $201.0 million in the first six months of 2012, compared to repayments of $132.0 million in the same period of the prior year, an increase of $69.0 million. Payments totaling $136.9 million to extinguish the remaining balance of senior notes due 2015 during the first three months of 2012 were funded primarily by proceeds of $135.7 million from the issuance of additional senior notes due 2019.

Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	June 30, 2012	December 31, 2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Unamortized premium on senior notes due 2019		5.4	—
Senior subordinated notes due 2017	12.5%	721.5	721.5
Senior notes due 2015	—%	—	129.0
Total long-term debt		3,871.4	4,066.0
Less current maturities of long-term debt		—	(201.0)
Long-term debt, excluding current maturities		$3,871.4	$3,865.0
(1)     Weighted-average interest rate as of June 30, 2012
As of June 30, 2012, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At June 30, 2012, we had no outstanding borrowings under the Revolving Loan, $0.7 million of undrawn letters of credit and $247.6 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, we maintain a Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and noninterest bearing. We will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of June 30, 2012, we owed $239.8 million under the Revolving Loan's floorplan sub-facility, which excludes $7.8 million reserved for product in transit. The difference between the total amount reported on the consolidated balance sheet as accounts payable-inventory financing of $251.0 million and the amount reserved related to the floorplan sub-facility of $247.6 million is due to differences in the methodology of calculating product in transit.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. At June 30, 2012, the borrowing base was $991.5 million as supported by eligible inventory and accounts receivable balances as of May 31, 2012. We could have borrowed up to an additional $651.7 million under the Revolving Loan at June 30, 2012.
Senior Secured Term Loan Facility (“Term Loan”)
At June 30, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended loans due October 10, 2014 and $918.2 million of extended loans due July 15, 2017.
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
The Term Loan includes a senior secured leverage ratio requirement to be maintained on a quarterly basis. The senior secured leverage ratio for the four quarters ended June 30, 2012 was required to be at or below 7.0. For the four quarters ended June 30, 2012, the senior secured leverage ratio was 2.3.

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
We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. We utilize interest rate cap agreements to maintain compliance with this requirement. We currently have four interest rate cap agreements in effect through January 14, 2013 with a combined notional amount of $1,100.0 million. We also have four forward-starting interest rate cap agreements with a combined notional amount of $500.0 million which will be effective from January 14, 2013 through January 14, 2015. All of the cap agreements entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. As of June 30, 2012 and December 31, 2011, the fair values of our interest rate cap agreements were $0.1 million and $0.7 million, respectively.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At June 30, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes”)
As of June 30, 2012, there were no outstanding Senior Notes.
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
In connection with these transactions, we recorded a loss on extinguishment of long-term debt of $9.4 million in the consolidated statement of operations for the six months ended June 30, 2012. This loss represents $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
On February 17, 2012, we issued $130.0 million in aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the 2019 Senior Notes and will be amortized as a reduction of interest expense over the term of the related debt. As of June 30, 2012, the outstanding principal amount of 2019 Senior Notes was $1,305.0 million, excluding $5.4 million in unamortized premium. The 2019 Senior Notes mature on April 1, 2019.
12.5% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At June 30, 2012, the outstanding principal amount of our Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes mature on October 12, 2017.

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
The following table presents the amounts included in accounts payable-inventory financing at June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
Revolving Loan financing agreement	$251.0	$240.7
Other inventory financing agreements	2.2	38.0
Accounts payable-inventory financing	$253.2	$278.7
We maintain a senior secured asset-based revolving credit facility as described above and in Note 4 to the consolidated financial statements, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we maintain an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At June 30, 2012 and December 31, 2011, we reported $251.0 million and $240.7 million, respectively, for this agreement as accounts payable-inventory financing on the accompanying consolidated balance sheets.
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. During the first quarter of 2012, we terminated one of these agreements and began reporting the amounts owed as accounts payable-trade on the accompanying consolidated balance sheet. At December 31, 2011, $30.3 million owed under this agreement was reported as accounts payable-inventory financing on the accompanying consolidated balance sheet.
Of the total amounts owed at June 30, 2012 and December 31, 2011, $2.2 million and $7.7 million, respectively, were collateralized by the inventory purchases under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.
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
Commitments and Contingencies
We are party to legal proceedings that arise in the ordinary course of our business, including various pending litigation matters. We are also subject to audit by federal, state and local authorities, by vendors and by various customers, including government agencies, relating to sales under certain contracts. In addition, from time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
As of June 30, 2012, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, which amended guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, the FASB issued ASU 2011-12 in December 2011, which defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments between other comprehensive income and net income. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. These updates are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012. As this guidance impacts presentation only, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, there had been no material change in this information.
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

CDW CORPORATION

Date:	August 10, 2012	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)