Form 10-Q
period 2012-09-30
CDW Corp
filed 2012-11-09
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of November 6, 2012, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 914,366 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share-related amounts)

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$193.0	$99.9
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.4, respectively	1,277.2	1,254.9
Merchandise inventory	346.9	321.7
Miscellaneous receivables	171.5	143.6
Deferred income taxes	20.2	24.6
Prepaid expenses and other	51.2	34.7
Total current assets	2,060.0	1,879.4
Property and equipment, net	139.3	154.3
Goodwill	2,209.6	2,208.4
Other intangible assets, net	1,516.9	1,636.0
Deferred financing costs, net	57.7	68.5
Other assets	1.6	3.0
Total assets	$5,985.1	$5,949.6
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable—trade	$691.0	$517.8
Accounts payable—inventory financing	234.1	278.7
Current maturities of long-term debt	—	201.0
Deferred revenue	49.9	27.8
Accrued expenses:
Compensation	84.8	106.6
Interest	113.9	54.9
Sales taxes	19.7	23.1
Advertising	30.0	38.8
Income taxes	7.2	—
Other	85.6	92.6
Total current liabilities	1,316.2	1,341.3
Long-term liabilities:
Debt	3,871.2	3,865.0
Deferred income taxes	639.0	692.0
Other liabilities	60.5	58.6
Total long-term liabilities	4,570.7	4,615.6
Commitments and contingencies
Shareholders’ equity (deficit):
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 914,287 and 913,063 shares issued, respectively; 913,728 and 912,706 shares outstanding, respectively	—	—
Paid-in capital	2,202.9	2,186.1
Accumulated deficit	(2,106.0)	(2,191.3)
Accumulated other comprehensive income (loss)	1.3	(2.1)
Total shareholders’ equity (deficit)	98.2	(7.3)
Total liabilities and shareholders’ equity (deficit)	$5,985.1	$5,949.6
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$2,623.3	$2,581.4	$7,527.2	$7,123.1
Cost of sales	2,190.6	2,161.4	6,283.0	5,951.9
Gross profit	432.7	420.0	1,244.2	1,171.2
Selling and administrative expenses	257.0	252.0	768.1	724.7
Advertising expense	36.0	28.3	96.4	86.9
Income from operations	139.7	139.7	379.7	359.6
Interest expense, net	(76.7)	(85.5)	(232.5)	(243.3)
Net loss on extinguishments of long-term debt	—	—	(9.4)	(118.9)
Other income, net	0.2	0.5	0.2	1.0
Income (loss) before income taxes	63.2	54.7	138.0	(1.6)
Income tax expense	(25.2)	(17.6)	(52.3)	(0.3)
Net income (loss)	$38.0	$37.1	$85.7	$(1.9)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$38.0	$37.1	$85.7	$(1.9)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	—	—	—	1.9
Foreign currency translation adjustment	3.1	(7.1)	3.4	(4.1)
Comprehensive income (loss)	$41.1	$30.0	$89.1	$(4.1)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (in millions) (unaudited)

	Total Shareholders’ Equity (Deficit)	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(7.3)	$—	$—	$2,186.1	$(2,191.3)	$(2.1)
Equity-based compensation expense	18.0	—	—	18.0	—	—
Repurchase of Class B common shares	(0.4)	—	—	—	(0.4)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.0)	—	—	(1.0)	—	—
MPK Coworker Incentive Plan II units withheld for taxes	(0.2)	—	—	(0.2)	—	—
Net income	85.7	—	—	—	85.7	—
Foreign currency translation adjustment	3.4	—	—	—	—	3.4
Balance at September 30, 2012	$98.2	$—	$—	$2,202.9	$(2,106.0)	$1.3
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$85.7	$(1.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	159.1	153.6
Equity-based compensation expense	18.0	12.3
Deferred income taxes	(48.1)	(8.6)
Allowance for doubtful accounts	—	0.9
Amortization of deferred financing costs and debt premium	10.8	12.5
Net loss on extinguishments of long-term debt	9.4	118.9
Other	0.9	6.2
Changes in assets and liabilities:
Accounts receivable	(20.2)	(168.6)
Merchandise inventory	(25.1)	(22.5)
Other assets	(43.2)	(6.3)
Accounts payable-trade	172.7	27.1
Other current liabilities	47.0	63.7
Long-term liabilities	0.1	(15.8)
Net cash provided by operating activities	367.1	171.5
Cash flows from investing activities:
Capital expenditures	(25.4)	(25.9)
Cash settlements on interest rate swap agreements	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.7)
Net cash used in investing activities	(25.4)	(36.2)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	256.0	990.0
Repayments of borrowings under revolving credit facility	(256.0)	(1,173.1)
Repayments of senior secured term loan facility	(201.0)	(132.0)
Proceeds from issuance of Senior Notes	135.7	1,175.0
Payments to extinguish Senior Notes	(136.9)	(1,175.0)
Payments of debt financing costs	(2.1)	(26.3)
Net change in accounts payable-inventory financing	(44.6)	195.7
Investment from CDW Holdings LLC	—	1.0
Repurchase of Class B common shares	(0.4)	(0.2)
Net cash used in financing activities	(249.3)	(144.9)
Effect of exchange rate changes on cash and cash equivalents	0.7	(1.1)
Net increase (decrease) in cash and cash equivalents	93.1	(10.7)
Cash and cash equivalents—beginning of period	99.9	36.6
Cash and cash equivalents—end of period	$193.0	$25.9
Supplementary disclosure of cash flow information:
Interest paid, net, including cash settlements on interest rate swap agreements	$(165.6)	$(196.6)
Taxes (paid) refunded, net	$(81.9)	$41.8
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 ("consolidated financial statements") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("December 31, 2011 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2011 financial statements, except as disclosed in Note 2. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity (deficit) as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to consolidated financial statements contained in the December 31, 2011 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2012.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

2.	Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit's fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
The following table presents the amounts included in accounts payable-inventory financing at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
Revolving Loan financing agreement	$233.8	$240.7
Other inventory financing agreements	0.3	38.0
Accounts payable-inventory financing	$234.1	$278.7

The Company maintains a senior secured asset-based revolving credit facility as described in Note 4, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At September 30, 2012 and December 31, 2011, the Company reported $233.8 million and $240.7 million, respectively, for this agreement within accounts payable-inventory financing on the accompanying consolidated balance sheets.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. During the first quarter of 2012, the Company terminated one of these agreements and began reporting the amounts owed as accounts payable-trade on the accompanying consolidated balance sheets. At December 31, 2011, $30.3 million owed under this agreement was reported within accounts payable-inventory financing on the accompanying consolidated balance sheet.
Of the total amounts owed at September 30, 2012 and December 31, 2011, $0.3 million and $7.7 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	September 30, 2012	December 31, 2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Unamortized premium on senior notes due 2019		5.2	—
Senior subordinated notes due 2017	12.5%	721.5	721.5
Senior notes due 2015	—%	—	129.0
Total long-term debt		3,871.2	4,066.0
Less current maturities of long-term debt		—	(201.0)
Long-term debt, excluding current maturities		$3,871.2	$3,865.0
(1)Weighted-average interest rate as of September 30, 2012.
As of September 30, 2012, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At September 30, 2012, the Company had no outstanding borrowings under the Revolving Loan, $0.7 million of undrawn letters of credit and $231.6 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, the Company maintains a Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and noninterest bearing. The Company will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of September 30, 2012, the Company owed $224.0 million under the Revolving Loan's floorplan sub-facility, which excludes $7.6 million reserved for product in transit. The difference between the total amount reported on the consolidated balance sheet within accounts payable-inventory financing of $233.8 million and the amount reserved related to the floorplan sub-facility of $231.6 million is due to differences in the methodology of calculating product in transit.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. At September 30, 2012, the borrowing base was $1,040.0 million as supported by eligible inventory and accounts receivable balances as of August 31, 2012. The Company could have borrowed up to an additional $667.7 million under the Revolving Loan at September 30, 2012.
Senior Secured Term Loan Facility (“Term Loan”)
At September 30, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended loans due October 10, 2014 and $918.2 million of extended loans due July 15, 2017.
The Term Loan requires the Company to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of the Company's excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries. The total net leverage ratio was 5.2 and 5.9 at September 30, 2012 and December 31, 2011, respectively. The Company was required to make a mandatory prepayment of $201.0 million under the excess cash flow provision with respect to the year ended December 31, 2011. The requirement was satisfied through $180.0 million of optional prepayments in February 2012 and $21.0 million of mandatory prepayments in March 2012. The prepayments were allocated on a pro rata basis between the extended and non-extended loans.
The Term Loan includes a senior secured leverage ratio requirement to be maintained on a quarterly basis. The senior secured leverage ratio for the four quarters ended September 30, 2012 was required to be at or below 6.75. For the four quarters ended September 30, 2012, the senior secured leverage ratio was 2.2.
The Company is required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. The Company utilizes interest rate cap agreements to maintain compliance with this requirement. The Company currently has four interest rate cap agreements in effect through January 14, 2013 with a combined notional amount of $1,100.0 million. The Company also has four forward-starting interest rate cap agreements with a combined notional amount of $500.0 million which will be effective from January 14, 2013 through January 14, 2015. All of the cap agreements entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. As of September 30, 2012 and December 31, 2011, the fair values of the Company's interest rate cap agreements were $0.0 million and $0.7 million, respectively.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At September 30, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes”)
As of September 30, 2012, there were no outstanding Senior Notes.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with these transactions, the Company recorded a loss on extinguishment of long-term debt of $9.4 million in the Company's consolidated statement of operations for the nine months ended September 30, 2012. This loss represents $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
On February 17, 2012, the Company issued $130.0 million in aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the 2019 Senior Notes and will be amortized as a reduction of interest expense over the term of the related debt. As of September 30, 2012, the outstanding principal amount of 2019 Senior Notes was $1,305.0 million, excluding $5.2 million in unamortized premium. The 2019 Senior Notes mature on April 1, 2019.
12.5% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At September 30, 2012, the outstanding principal amount of the Company's Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes mature on October 12, 2017.
Fair Value
The fair value of the Company's long-term debt instruments at September 30, 2012 was $4,070.8 million. The fair value of the Senior Secured Notes, 2019 Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At September 30, 2012, the carrying value of the Company's long-term debt was $3,866.0 million, excluding $5.2 million in unamortized premium.

5.	Income Taxes
The Company's effective income tax rate was 39.8% and 32.3% for the three months ended September 30, 2012 and 2011, respectively, and 37.9% and (18.3)% for the nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes and permanent items that are not deductible for tax purposes, primarily equity-based compensation and meals and entertainment. The effective tax rate for the three months ended September 30, 2011 reflected a favorable impact of adjustments to deferred taxes due to updated state apportionment factors. The effective tax rate for the nine months ended September 30, 2012 reflected favorable adjustments to state tax credits. The effective tax rate for the nine months ended September 30, 2011 reflected the net unfavorable impact of adjustments to deferred taxes due to changes in state tax laws and the impact of permanent differences in relation to a relatively small pre-tax loss.
In the ordinary course, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). The IRS is currently auditing 2008 through 2010. In general, the Company is no longer subject to examination by the IRS for tax years prior to 2008. In addition, the Company is generally no longer subject to state and local or foreign income tax examinations by taxing authorities for tax years prior to 2006. Various taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

6.	Equity-Based Compensation
The Company recognized $6.5 million and $4.2 million in equity-based compensation expense for the three months ended September 30, 2012 and 2011, respectively, and $18.0 million and $12.3 million in equity-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively. Equity-based compensation expense for the three and nine months ended September 30, 2012 included incremental expense of $1.6 million and $4.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million, respectively, related to a modified Class B Common Unit grant agreement with the Company's former chief executive officer, which was entered into in June 2011.
The following table sets forth the summary of equity plan activity for the nine months ended September 30, 2012:

Equity Awards	Class B Common Units (1)		MPK Plan Units (1) (2)
Outstanding at January 1, 2012	202,908		70,113
Granted	1,520		—
Forfeited	(1,218)		(2,576)	(3)
Repurchased/Settled	(521)	(4)	(610)	(4)
Outstanding at September 30, 2012	202,689		66,927
Vested at September 30, 2012	105,314		305	(5)

(1)
The weighted-average grant date fair market value for Class B Common Units granted during the period ended September 30, 2012 was $189.00. The weighted-average grant date fair market value for outstanding Class B Common Units inclusive of the $60.00 per unit impact of the March 2010 modification and the impact of the June 2011 modification for the Company's former chief executive officer was $291.44. The weighted-average grant date fair market value for outstanding MPK Plan Units was $1,000.

(2)	Represents units notionally credited to participants' accounts.

(3)
The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. The Company made a contribution for 981 units and 710 units forfeited during the three months ended March 31, 2012 and June 30, 2012, respectively. The Company will make a future contribution with respect to 885 units that were forfeited during the three months ended September 30, 2012.

(4)
Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Units in exchange for the vested MPK Plan Units.

(5)	Represents units that have vested but not yet converted to Class A Common Units.

As of September 30, 2012, the total unrecognized compensation cost of $32.9 million related to nonvested equity-based compensation awards granted under the equity plans is expected to be recognized over the weighted-average period of 4.4 years.

7.	Deferred Compensation Plan
On March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of September 30, 2012, 26,174 RDUs had been granted to participants.
Compensation expense of $2.1 million and $2.0 million related to the RDU Plan was recognized in the three months ended September 30, 2012 and 2011, respectively, and compensation expense of $6.3 million and $6.1 million was recognized in the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, total unrecognized compensation expense of $19.8 million related to the RDU Plan is expected to be recognized over the next 2.3 years.
Payments totaling $5.6 million and $0.9 million were made to participants under the RDU Plan in January 2012 and April 2012, respectively.
At September 30, 2012 and December 31, 2011, the Company had $15.0 million and $15.2 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
As of September 30, 2012, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Selected Segment Financial Information
The following table presents information about the Company’s segments for the three and nine months ended September 30, 2012 and 2011:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended September 30, 2012:
Net sales	$1,312.8	$1,163.7	$146.8	$—	$2,623.3
Income (loss) from operations	79.2	81.1	5.6	(26.2)	139.7
Depreciation and amortization expense	(24.4)	(11.0)	(2.3)	(15.7)	(53.4)

Three Months Ended September 30, 2011:
Net sales	$1,330.3	$1,123.1	$128.0	$—	$2,581.4
Income (loss) from operations	80.7	79.9	6.5	(27.4)	139.7
Depreciation and amortization expense	(24.4)	(11.0)	(2.1)	(13.6)	(51.1)

Nine Months Ended September 30, 2012:
Net sales	$4,070.0	$3,021.7	$435.5	$—	$7,527.2
Income (loss) from operations	256.3	189.2	13.2	(79.0)	379.7
Depreciation and amortization expense	(73.1)	(33.0)	(7.0)	(46.0)	(159.1)

Nine Months Ended September 30, 2011:
Net sales	$3,948.0	$2,798.2	$376.9	$—	$7,123.1
Income (loss) from operations	246.7	178.0	14.5	(79.6)	359.6
Depreciation and amortization expense	(73.0)	(33.0)	(6.6)	(41.0)	(153.6)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	Supplemental Guarantor Information
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
The following tables set forth condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, consolidating statements of operations for the three and nine months ended September 30, 2012 and 2011, condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

(in millions)	September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$168.5	$26.5	$22.5	$—	$(24.5)	$193.0
Accounts receivable, net	—	—	1,219.2	58.0	—	—	1,277.2
Merchandise inventory	—	—	344.0	2.9	—	—	346.9
Miscellaneous receivables	—	45.0	121.1	5.4	—	—	171.5
Deferred income taxes	—	15.1	5.1	—	—	—	20.2
Prepaid expenses and other	—	11.3	39.6	0.3	—	—	51.2
Total current assets	—	239.9	1,755.5	89.1	—	(24.5)	2,060.0

Property and equipment, net	—	70.3	66.2	2.8	—	—	139.3
Goodwill	—	749.4	1,428.4	31.8	—	—	2,209.6
Other intangible assets, net	—	351.8	1,156.5	8.6	—	—	1,516.9
Deferred financing costs, net	—	57.7	—	—	—	—	57.7
Other assets	5.5	1.2	0.5	0.4	—	(6.0)	1.6
Investment from and advances to subsidiaries	92.7	2,953.6	—	—	—	(3,046.3)	—
Total assets	$98.2	$4,423.9	$4,407.1	$132.7	$—	$(3,076.8)	$5,985.1

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable—trade	$—	$13.8	$672.4	$29.3	$—	$(24.5)	$691.0
Accounts payable—inventory financing	—	—	234.1	—	—	—	234.1
Deferred revenue	—	—	49.9	—	—	—	49.9
Accrued expenses	—	204.8	129.8	6.6	—	—	341.2
Total current liabilities	—	218.6	1,086.2	35.9	—	(24.5)	1,316.2

Long-term liabilities:
Debt	—	3,871.2	—	—	—	—	3,871.2
Deferred income taxes	—	186.2	456.4	1.9	—	(5.5)	639.0
Other liabilities	—	55.2	3.9	1.9	—	(0.5)	60.5
Total long-term liabilities	—	4,112.6	460.3	3.8	—	(6.0)	4,570.7

Total shareholders’ equity (deficit)	98.2	92.7	2,860.6	93.0	—	(3,046.3)	98.2
Total liabilities and shareholders’ equity (deficit)	$98.2	$4,423.9	$4,407.1	$132.7	$—	$(3,076.8)	$5,985.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Three Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,515.6	$107.7	$—	$—	$2,623.3
Cost of sales	—	—	2,096.9	93.7	—	—	2,190.6

Gross profit	—	—	418.7	14.0	—	—	432.7

Selling and administrative expenses	—	26.2	222.5	8.3	—	—	257.0
Advertising expense	—	—	35.0	1.0	—	—	36.0

(Loss) income from operations	—	(26.2)	161.2	4.7	—	—	139.7

Interest (expense) income, net	—	(76.8)	—	0.1	—	—	(76.7)
Management fee	—	0.8	—	(0.8)	—	—	—
Other income, net	—	—	0.2	—	—	—	0.2

(Loss) income before income taxes	—	(102.2)	161.4	4.0	—	—	63.2

Income tax benefit (expense)	—	34.2	(58.3)	(1.1)	—	—	(25.2)

(Loss) income before equity in earnings of subsidiaries	—	(68.0)	103.1	2.9	—	—	38.0

Equity in earnings of subsidiaries	38.0	106.0	—	—	—	(144.0)	—

Net income	$38.0	$38.0	$103.1	$2.9	$—	$(144.0)	$38.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Three Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,491.0	$90.4	$—	$—	$2,581.4
Cost of sales	—	—	2,082.8	78.6	—	—	2,161.4

Gross profit	—	—	408.2	11.8	—	—	420.0

Selling and administrative expenses	—	27.5	217.5	7.0	—	—	252.0
Advertising expense	—	—	27.6	0.7	—	—	28.3

(Loss) income from operations	—	(27.5)	163.1	4.1	—	—	139.7

Interest expense, net	—	(85.5)	—	—	—	—	(85.5)
Management fee	—	0.7	—	(0.7)	—	—	—
Other income, net	—	—	0.2	0.3	—	—	0.5

(Loss) income before income taxes	—	(112.3)	163.3	3.7	—	—	54.7

Income tax benefit (expense)	—	63.9	(80.9)	(0.6)	—	—	(17.6)

(Loss) income before equity in earnings of subsidiaries	—	(48.4)	82.4	3.1	—	—	37.1

Equity in earnings of subsidiaries	37.1	85.5	—	—	—	(122.6)	—

Net income	$37.1	$37.1	$82.4	$3.1	$—	$(122.6)	$37.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Nine Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$7,200.5	$326.7	$—	$—	$7,527.2
Cost of sales	—	—	5,998.1	284.9	—	—	6,283.0

Gross profit	—	—	1,202.4	41.8	—	—	1,244.2

Selling and administrative expenses	—	79.0	663.8	25.3	—	—	768.1
Advertising expense	—	—	93.5	2.9	—	—	96.4

(Loss) income from operations	—	(79.0)	445.1	13.6	—	—	379.7

Interest (expense) income, net	—	(232.9)	0.3	0.1	—	—	(232.5)
Net loss on extinguishments of long-term debt	—	(9.4)	—	—	—	—	(9.4)
Management fee	—	3.0	—	(3.0)	—	—	—
Other (expense) income, net	—	(0.1)	0.3	—	—	—	0.2

(Loss) income before income taxes	—	(318.4)	445.7	10.7	—	—	138.0

Income tax benefit (expense)	—	124.0	(173.4)	(2.9)	—	—	(52.3)

(Loss) income before equity in earnings of subsidiaries	—	(194.4)	272.3	7.8	—	—	85.7

Equity in earnings of subsidiaries	85.7	280.1	—	—	—	(365.8)	—

Net income	$85.7	$85.7	$272.3	$7.8	$—	$(365.8)	$85.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

(in millions)	Nine Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,842.7	$280.4	$—	$—	$7,123.1
Cost of sales	—	—	5,708.0	243.9	—	—	5,951.9

Gross profit	—	—	1,134.7	36.5	—	—	1,171.2

Selling and administrative expenses	—	79.7	624.0	21.0	—	—	724.7
Advertising expense	—	—	84.5	2.4	—	—	86.9

(Loss) income from operations	—	(79.7)	426.2	13.1	—	—	359.6

Interest expense, net	—	(243.3)	—	—	—	—	(243.3)
Net loss on extinguishment of long-term debt	—	(118.9)	—	—	—	—	(118.9)
Management fee	—	8.7	—	(8.7)	—	—	—
Other income (expense), net	—	0.7	0.4	(0.1)	—	—	1.0

(Loss) income before income taxes	—	(432.5)	426.6	4.3	—	—	(1.6)

Income tax benefit (expense)	—	185.2	(181.6)	(3.9)	—	—	(0.3)

(Loss) income before equity in (loss) earnings of subsidiaries	—	(247.3)	245.0	0.4	—	—	(1.9)

Equity in (loss) earnings of subsidiaries	(1.9)	245.4	—	—	—	(243.5)	—

Net (loss) income	$(1.9)	$(1.9)	$245.0	$0.4	$—	$(243.5)	$(1.9)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

(in millions)	Three Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$41.1	$41.1	$103.1	$6.0	$—	$(150.2)	$41.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive (Loss) Income

(in millions)	Three Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$30.0	$30.0	$82.4	$(4.0)	$—	$(108.4)	$30.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

(in millions)	Nine Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$89.1	$89.1	$272.3	$11.2	$—	$(372.6)	$89.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive (Loss) Income

(in millions)	Nine Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive (loss) income	$(4.1)	$(4.1)	$245.0	$(3.7)	$—	$(237.2)	$(4.1)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	Nine Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(123.7)	$475.3	$13.9	$—	$1.6	$367.1

Cash flows from investing activities:
Capital expenditures	—	(14.2)	(10.7)	(0.5)	—	—	(25.4)
Net cash used in investing activities	—	(14.2)	(10.7)	(0.5)	—	—	(25.4)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	256.0	—	—	—	—	256.0
Repayments of borrowings under revolving credit facility	—	(256.0)	—	—	—	—	(256.0)
Repayments of senior secured term loan facility	—	(201.0)	—	—	—	—	(201.0)
Proceeds from issuance of Senior Notes	—	135.7	—	—	—	—	135.7
Payments to extinguish Senior Notes	—	(136.9)	—	—	—	—	(136.9)
Net change in accounts payable-inventory financing	—	—	(44.6)	—	—	—	(44.6)
Advances from (to) affiliates	—	409.0	(409.3)	0.3	—	—	—
Other financing activities	—	(2.5)	—	—	—	—	(2.5)

Net cash provided by (used in) financing activities	—	204.3	(453.9)	0.3	—	—	(249.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	—	0.7

Net increase in cash and cash equivalents	—	66.4	10.7	14.4	—	1.6	93.1

Cash and cash equivalents—beginning of period	—	102.1	15.8	8.1	—	(26.1)	99.9

Cash and cash equivalents—end of period	$—	$168.5	$26.5	$22.5	$—	$(24.5)	$193.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	Nine Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$13.2	$156.6	$7.7	$—	$(6.0)	$171.5

Cash flows from investing activities:
Capital expenditures	—	(18.4)	(7.0)	(0.5)	—	—	(25.9)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.7)	—	—	—	—	(3.7)
Net cash used in investing activities	—	(28.7)	(7.0)	(0.5)	—	—	(36.2)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	990.0	—	—	—	—	990.0
Repayments of borrowings under revolving credit facility	—	(1,173.1)	—	—	—	—	(1,173.1)
Repayments of long-term debt	—	(132.0)	—	—	—	—	(132.0)
Proceeds from issuance of long-term debt	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish long-term debt	—	(1,175.0)	—	—	—	—	(1,175.0)
Net advances under inventory financing arrangements	—	—	195.7	—	—	—	195.7
Advances from (to) affiliates	—	345.4	(345.5)	0.1	—	—	—
Other financing activities	—	(25.5)	—	—	—	—	(25.5)

Net cash provided by (used in) financing activities	—	4.8	(149.8)	0.1	—	—	(144.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.1)	—	—	(1.1)

Net (decrease) increase in cash and cash equivalents	—	(10.7)	(0.2)	6.2	—	(6.0)	(10.7)

Cash and cash equivalents—beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6

Cash and cash equivalents—end of period	$—	$22.2	$0.9	$16.2	$—	$(13.4)	$25.9

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
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers' willingness to spend on information technology products and services. Net sales, gross profit and operating income increased 1.6%, 3.0% and 0.0%, and 5.7%, 6.2% and 5.6%, respectively, in the three and nine months ended September 30, 2012 compared to the same periods of 2011. During the second and third quarters of 2012, we began to see customers take a more cautious approach to spending as increased macro-economic uncertainty impacted decision-making and led to some customers delaying purchases. We expect this trend to continue through at least the end of 2012. Uncertainties related to the potential impacts of the Budget Control Act of 2011 (the “Fiscal Cliff”), potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced spending by our customers on information technology products and services and increased competitive pricing pressures. Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10% of our net sales in 2011. Further, our sales to state and local governments accounted for approximately 4% of our net sales in 2011. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA, a non-GAAP financial measure, also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. In addition to net sales, gross profit and operating income discussed above, the below are the results of other key measures during the first nine months of 2012 compared to the first nine months of 2011:

•	Average daily sales increased 6.2% to $39.4 million.

•	Adjusted EBITDA increased 5.2% to $571.6 million.

•	The cash conversion cycle decreased from 25 days to 21 days.

•	The senior secured leverage ratio decreased from 2.9 to 2.2 for the four quarters ended September 30, 2011 and September 30, 2012, respectively.

•	The senior secured asset-based revolving credit facility had no outstanding borrowings at September 30, 2012 compared to outstanding borrowings of $5.0 million at September 30, 2011.
Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,623.3	100.0%	$2,581.4	100.0%
Cost of sales	2,190.6	83.5	2,161.4	83.7

Gross profit	432.7	16.5	420.0	16.3

Selling and administrative expenses	257.0	9.8	252.0	9.8
Advertising expense	36.0	1.4	28.3	1.1

Income from operations	139.7	5.3	139.7	5.4

Interest expense, net	(76.7)	(2.9)	(85.5)	(3.3)
Other income, net	0.2	—	0.5	—

Income before income taxes	63.2	2.4	54.7	2.1

Income tax expense	(25.2)	(1.0)	(17.6)	(0.7)

Net income	$38.0	1.4%	$37.1	1.4%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,312.8	50.0%	$1,330.3	51.5%	$(17.5)	(1.3)%
Public	1,163.7	44.4	1,123.1	43.5	40.6	3.6
Other	146.8	5.6	128.0	5.0	18.8	14.6
Total net sales	$2,623.3	100.0%	$2,581.4	100.0%	$41.9	1.6%
(1) There were 63 selling days for the three months ended September 30, 2012, compared to 64 selling days for the three months ended September 30, 2011. On an average daily basis, total net sales increased 3.2%.
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2012 and 2011:

(dollars in millions)	Three Months Ended September 30,		Dollar Change	Percent Change
	2012	2011
Corporate:
Medium / Large	$1,055.7	$1,070.6	$(14.9)	(1.4)%
Small Business	257.1	259.7	(2.6)	(1.0)
Total Corporate	$1,312.8	$1,330.3	$(17.5)	(1.3)%

Public:
Government	$408.6	$388.1	$20.5	5.3%
Education	394.7	415.7	(21.0)	(5.1)
Healthcare	360.4	319.3	41.1	12.9
Total Public	$1,163.7	$1,123.1	$40.6	3.6%
Total net sales for the three months ended September 30, 2012 increased $41.9 million, or 1.6%, to $2,623.3 million, compared to $2,581.4 million for the three months ended September 30, 2011. There were 63 selling days for the three months ended September 30, 2012, compared to 64 selling days for the three months ended September 30, 2011. On an average daily basis, total net sales increased 3.2%. The increase in total net sales was the result of general volume growth, a more tenured sales force, and a continued focus on seller productivity across all areas of the organization. Sales in Other, which includes CDW Advanced Services and Canada, grew 14.6% between periods. Our total net sales growth for the three months ended September 30, 2012 reflected growth in enterprise data storage, software products, netcomm products, and notebooks/mobile devices.
Corporate segment net sales for the three months ended September 30, 2012 decreased $17.5 million, or 1.3%, compared to the three months ended September 30, 2011. On an average daily basis, Corporate segment net sales were essentially flat, increasing 0.2% between periods. Within our Corporate segment, net sales to medium/large customers decreased 1.4% between periods and net sales to small business decreased 1.0%, due to a more challenging market in 2012 reflecting ongoing macroeconomic uncertainty. This decrease was driven by declines in net sales of notebooks/mobile devices and printers, and declines in memory products due to several large orders in the third quarter of 2011 that did not repeat.
Public segment net sales for the three months ended September 30, 2012 increased $40.6 million, or 3.6%, between periods, driven by continued strong performance in the healthcare and government customer channels. Net sales to healthcare customers increased $41.1 million, or 12.9%, between periods, driven by growth in several product categories, including netcomm products, point of care technology carts, enterprise data storage and software products. The healthcare channel growth was partially driven by increased sales from an expanded relationship with a group purchasing organization. Net sales to government customers increased $20.5 million, or 5.3%, between periods, driven by increases in sales of enterprise data storage, notebooks/mobile devices, and software products. Net sales to education customers decreased $21.0 million, or 5.1%, between periods, driven by a decline in sales of notebooks/mobile devices, video equipment/monitors, and software products. Education net sales declined for both the K-12 and Higher Education channels, reflecting budget constraints.
Gross profit
Gross profit increased $12.7 million, or 3.0%, to $432.7 million for the three months ended September 30, 2012, compared to $420.0 million for the three months ended September 30, 2011. As a percentage of total net sales, gross profit increased 20 basis points to 16.5% for the three months ended September 30, 2012, up from 16.3% for the three months ended September 30, 2011. Gross profit margin was positively impacted 30 basis points by a higher mix of commission and net service contract revenue, partially offset by an unfavorable impact of 10 basis points from vendor funding. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Vendor funding includes purchase discounts, volume rebates and cooperative advertising.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $5.0 million, or 2.0%, to $257.0 million for the three months ended September 30, 2012, compared to $252.0 million for the three months ended September 30, 2011. As a percentage of total net sales, selling and administrative expenses were 9.8% for both the three months ended September 30, 2012 and 2011. The increase in selling and administrative expenses between periods was driven primarily by an increase in non-cash expenses of $4.9 million and included higher non-cash equity compensation costs of $2.4 million and higher depreciation and amortization expense of $2.3 million related primarily to additional capital expenditures for information technology systems. Incremental expense of $1.6 million related to the modified Class B Common Unit grant agreement with our former chief executive officer drove the increase in non-cash equity compensation costs between periods.
Sales force coworker count increased 13 coworkers from 3,658 coworkers at September 30, 2011 to 3,671 coworkers at September 30, 2012. Total coworker count increased 230 coworkers from 6,692 coworkers at September 30, 2011 to 6,922 coworkers at September 30, 2012 and reflected primarily an increase in service delivery coworkers, the cost of which is reflected in cost of sales. Higher payroll costs and other coworker costs of $2.8 million included within selling and administrative expenses between periods were largely offset by lower professional fees during the three months ended September 30, 2012.
Advertising expense
Advertising expense increased $7.7 million, or 27.1%, to $36.0 million for the three months ended September 30, 2012, compared to $28.3 million for the three months ended September 30, 2011. As a percentage of total net sales, advertising expense increased 30 basis points to 1.4% for the three months ended September 30, 2012, up from 1.1% for the three months ended September 30, 2011. The increase in advertising expense was due to a focus on continuing to advertise our solutions and products and to build our reputation as a leading IT solutions provider, primarily through targeted digital advertising, partially offset by decreases in advertising expenditures for TV and print.

Income (loss) from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$79.2	6.0%	$80.7	6.1%	(1.9)%
Public	81.1	7.0	79.9	7.1	1.4
Other	5.6	3.8	6.5	5.1	(14.5)
Headquarters (2)	(26.2)	N/A	(27.4)	N/A	4.8
Total income (loss) from operations	$139.7	5.3%	$139.7	5.4%	—%

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $139.7 million for the three months ended September 30, 2012 and 2011. The results for the three months ended September 30, 2012 were driven by higher net sales and gross profit, offset by higher selling and administrative expenses and advertising expense. Total operating margin percentage decreased 10 basis points to 5.3% for the three months ended September 30, 2012, from 5.4% for the three months ended September 30, 2011. Operating margin percentage was negatively impacted by the increase in advertising expense as a percentage of net sales, partially offset by the increase in gross margin percentage discussed above.
Corporate segment income from operations was $79.2 million for the three months ended September 30, 2012, a decrease of $1.5 million, or 1.9%, compared to $80.7 million for the three months ended September 30, 2011. Higher gross profit was offset by higher selling and administrative costs, resulting in a flat segment operating income before allocations for the three months ended September 30, 2012 compared to the same period of 2011. In addition, Corporate segment income from operations was negatively impacted by an increase in Headquarters’ expense allocations to the Corporate segment of $1.5 million on a year-over-year basis.
Public segment income from operations was $81.1 million for the three months ended September 30, 2012, an increase of $1.1 million, or 1.4%, compared to $79.9 million for the three months ended September 30, 2011. The increase reflected higher segment operating income before allocations of $0.3 million as a result of increased net sales and gross profit dollars, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $1.4 million in income allocations from our logistics operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes and support costs that decreased slightly. This increase in income allocations from our logistics operations was partially offset by an increase of $0.6 million in Headquarters’ expense allocations to the Public segment on a year-over-year basis.
Interest expense, net
At September 30, 2012, our outstanding long-term debt totaled $3,871.2 million. Net interest expense for the three months ended September 30, 2012 was $76.7 million, a decrease of $8.8 million compared to $85.5 million for the three months ended September 30, 2011. Net interest expense decreased $4.8 million due to lower debt balances and lower effective interest rates for the three months ended September 30, 2012 compared to the same period of the prior year as a result of debt repayment and refinancing activities completed during the first quarter of 2012. In addition, the three months ended September 30, 2011 included $2.1 million of mark-to-market losses on interest rate caps that did not recur in the three months ended September 30, 2012. The remaining decrease was primarily attributable to reduced amortization of deferred financing costs during the three months ended September 30, 2012.

Income tax expense
Income tax expense was $25.2 million for the three months ended September 30, 2012, compared to $17.6 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income (loss) before income taxes, was 39.8% and 32.3% for the three months ended September 30, 2012 and 2011, respectively. The change in the effective income tax rate between years was primarily attributable to the favorable impact to deferred taxes due to updated state apportionment factors for the three months ended September 30, 2011, which did not recur in 2012.
Net income (loss)
Net income was $38.0 million for the three months ended September 30, 2012, compared to $37.1 million for the three months ended September 30, 2011.
Adjusted EBITDA
Adjusted EBITDA was $204.6 million for the three months ended September 30, 2012, an increase of $4.5 million, or 2.2%, compared to $200.1 million for the three months ended September 30, 2011. As a percentage of net sales, Adjusted EBITDA was 7.8% for both the three months ended September 30, 2012 and 2011.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended September 30, 2012 and 2011 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended September 30,
	2012	2011
Net income	$38.0	$37.1
Depreciation and amortization	53.4	51.2
Income tax expense	25.2	17.6
Interest expense, net	76.7	85.5
EBITDA	193.3	191.4

Adjustments:
Non-cash equity-based compensation	6.5	4.2
Sponsor fee	1.3	1.3
Consulting and debt-related professional fees	0.1	0.6
Other adjustments (1)	3.4	2.6
Total adjustments	11.3	8.7

Adjusted EBITDA	$204.6	$200.1

(1)	Other adjustments primarily include certain retention costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following table presents our results of operations, in dollars and as a percentage of net sales, for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$7,527.2	100.0%	$7,123.1	100.0%
Cost of sales	6,283.0	83.5	5,951.9	83.6

Gross profit	1,244.2	16.5	1,171.2	16.4

Selling and administrative expenses	768.1	10.2	724.7	10.1
Advertising expense	96.4	1.3	86.9	1.2

Income from operations	379.7	5.0	359.6	5.1

Interest expense, net	(232.5)	(3.1)	(243.3)	(3.4)
Net loss on extinguishments of long-term debt	(9.4)	(0.1)	(118.9)	(1.7)
Other income, net	0.2	—	1.0	—

Income (loss) before income taxes	138.0	1.8	(1.6)	—

Income tax expense	(52.3)	(0.7)	(0.3)	—

Net income (loss)	$85.7	1.1%	$(1.9)	—%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$4,070.0	54.1%	$3,948.0	55.4%	$122.0	3.1%
Public	3,021.7	40.1	2,798.2	39.3	223.5	8.0
Other	435.5	5.8	376.9	5.3	58.6	15.5
Total net sales	$7,527.2	100.0%	$7,123.1	100.0%	$404.1	5.7%
(1) There were 191 selling days for the nine months ended September 30, 2012, compared to 192 selling days for the nine months ended September 30, 2011. On an average daily basis, total net sales increased 6.2%.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2012 and 2011:

(dollars in millions)	Nine Months Ended September 30,		Dollar Change	Percent Change
	2012	2011
Corporate:
Medium / Large	$3,270.0	$3,168.5	$101.5	3.2%
Small Business	800.0	779.5	20.5	2.6
Total Corporate	$4,070.0	$3,948.0	$122.0	3.1%

Public:
Government	$989.2	$916.1	$73.1	8.0%
Education	965.9	973.6	(7.7)	(0.8)
Healthcare	1,066.6	908.5	158.1	17.4
Total Public	$3,021.7	$2,798.2	$223.5	8.0%
Total net sales for the nine months ended September 30, 2012 increased $404.1 million, or 5.7%, to $7,527.2 million, compared to $7,123.1 million for the nine months ended September 30, 2011. There were 191 selling days for the nine months ended September 30, 2012, compared to 192 selling days for the nine months ended September 30, 2011. On an average daily basis, total net sales increased 6.2%. Net sales in Other, which includes CDW Advanced Services and Canada, grew 15.5% between periods. The increase in total net sales was the result of general volume growth, a more tenured sales force, and a continued focus on seller productivity across all areas of the organization. Our net sales growth for the nine months ended September 30, 2012 reflected growth in notebooks/mobile devices, netcomm products, and enterprise data storage and software products.
Corporate segment net sales for the nine months ended September 30, 2012 increased $122.0 million, or 3.1%, compared to the nine months ended September 30, 2011. Within our Corporate segment, net sales to medium/large customers customers increased 3.2% between periods, and net sales to small business customers increased 2.6% between periods. These increases were primarily a result of hardware unit volume growth, most notably in notebooks/mobile devices and desktop computers, and growth in netcomm and software products. Partially offsetting the growth was a decline in net sales of memory products due to several large orders in the second and third quarters of 2011 that did not recur.
Public segment net sales for the nine months ended September 30, 2012 increased $223.5 million, or 8.0%, between periods, driven by continued strong performance in the healthcare and government customer channels. Net sales to healthcare customers increased $158.1 million, or 17.4%, between periods, driven by growth in several product categories, including desktop computers, notebooks/mobile devices, netcomm products, point of care technology carts, enterprise storage and software products. The healthcare channel growth was partially driven by increased net sales from an expanded relationship with a group purchasing organization. Net sales to government customers increased $73.1 million, or 8.0%, between periods, driven by unit volume increases in sales of notebooks/mobile devices, enterprise data storage and desktop computers and partially offset by a decline in software products. Net sales to education customers decreased $7.7 million, or 0.8%, between periods, reflecting a decline in sales to K-12 customers, who continue to experience the impact of budget constraints, partially offset by growth in higher education customers that was driven by increased sales of netcomm products.
Gross profit
Gross profit increased $73.0 million, or 6.2%, to $1,244.2 million for the nine months ended September 30, 2012, compared to $1,171.2 million for the nine months ended September 30, 2011. As a percentage of total net sales, gross profit increased 10 basis points to 16.5% for the nine months ended September 30, 2012, up from 16.4% for the nine months ended September 30, 2011. The increase in gross profit margin was primarily due to a 10 basis point increase in net service contract revenue and a $3.8 million (10 basis point) accrual reversal resulting from a favorable vendor audit outcome, partially offset by a 10 basis point decline in vendor funding.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses
Selling and administrative expenses increased $43.3 million, or 6.0%, to $768.1 million for the nine months ended September 30, 2012, compared to $724.7 million for the nine months ended September 30, 2011. As a percentage of total net sales, selling and administrative expenses increased 10 basis points to 10.2% for the nine months ended September 30, 2012, up from 10.1% for the nine months ended September 30, 2011. The increase was primarily due to higher payroll and benefits costs of $34.1 million driven by increased sales commissions and other variable compensation costs consistent with higher sales and gross profit. Equity-based compensation also increased $5.7 million, primarily due to incremental expense of $4.9 million related to a modified Class B Common Unit grant agreement with our former chief executive officer. Higher depreciation and amortization expense of $5.5 million related to capital expenditures for information technology systems also contributed to the increase in selling and administrative expenses.
Advertising expense
Advertising expense increased $9.5 million, or 11.0%, to $96.4 million for the nine months ended September 30, 2012, compared to $86.9 million for the nine months ended September 30, 2011. As a percentage of net sales, advertising expense increased 10 basis points to 1.3% for the nine months ended September 30, 2012, up from 1.2% for the same period of 2011. The increase in advertising expense was due to a focus on continuing to advertise our solutions and products and to build our reputation as a leading IT solutions provider, primarily through targeted digital advertising and higher expenditures for national TV advertising campaigns. These increases were partially offset by decreased spending in print.
Income (loss) from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$256.3	6.3%	$246.7	6.3%	3.9%
Public	189.2	6.3	178.0	6.4	6.3
Other	13.2	3.0	14.5	3.8	(9.7)
Headquarters (2)	(79.0)	N/A	(79.6)	N/A	0.9
Total income (loss) from operations	$379.7	5.0%	$359.6	5.1%	5.6%

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $379.7 million for the nine months ended September 30, 2012, an increase of $20.1 million, or 5.6%, compared to $359.6 million for the nine months ended September 30, 2011. This increase was driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses and advertising expense. Total operating margin percentage decreased 10 basis points to 5.0% for the nine months ended September 30, 2012, from 5.1% for the nine months ended September 30, 2011. Operating margin percentage was negatively impacted by the increase in selling and administrative expenses and advertising expense as a percentage of net sales, partially offset by the increase in gross margin percentage discussed above.
Corporate segment income from operations was $256.3 million for the nine months ended September 30, 2012, an increase of $9.6 million, or 3.9%, compared to $246.7 million for the nine months ended September 30, 2011. The increase in Corporate segment income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase in segment operating income before allocations of $10.7 million in the nine months ended September 30, 2012 compared to the same period of 2011. In addition, Corporate segment income from operations benefited from an increase of $4.3 million in income allocations from our logistics operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support costs remained flat. An increase in Headquarters’ expense allocations to the Corporate segment of $5.4 million negatively impacted segment income from operations on a year-over-year basis.
Public segment income from operations was $189.2 million for the nine months ended September 30, 2012, an increase of $11.2 million, or 6.3%, compared to $178.0 million for the nine months ended September 30, 2011. The increase reflected higher segment operating income before allocations of $5.6 million as a result of increased net sales and gross profit dollars, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $6.6 million in income allocations from our logistics operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by an increase in Headquarters’ expense allocations to the Public segment of $1.0 million on a year-over-year basis.
Interest expense, net
At September 30, 2012, our outstanding long-term debt totaled $3,871.2 million. Net interest expense for the nine months ended September 30, 2012 was $232.5 million, a decrease of $10.8 million compared to $243.3 million for the nine months ended September 30, 2011. Interest expense during the nine months ended September 30, 2011 included a benefit of $19.4 million, due to an adjustment to the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of senior notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. Of the remaining net decrease of $30.2 million, $22.8 million was due to lower debt balances and lower effective interest rates for the nine months ended September 30, 2012 compared to the same period of the prior year as a result of debt repayment and refinancing activities completed during 2011 and 2012. The remaining net decrease was primarily attributable to the impact of interest rate swap terminations during 2011 that did not recur, and higher mark-to-market losses on interest rate caps and higher amortization of deferred financing costs during the nine months ended September 30, 2011 compared to the same period of 2012.
Net loss on extinguishments of long-term debt
We recorded a net loss on extinguishments of long-term debt of $9.4 million for the nine months ended September 30, 2012 compared to $118.9 million for the same period of 2011.
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
Income tax expense
Income tax expense was $52.3 million for the nine months ended September 30, 2012, compared to $0.3 million for the same period of the prior year. The effective income tax rate, expressed by calculating income tax expense as a percentage of income (loss) before income taxes, was 37.9% and (18.3)% for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate for the nine months ended September 30, 2011 reflected the net unfavorable impact of adjustments to deferred taxes due to changes in state tax laws and the impact of permanent differences in relation to a relatively small pre-tax loss.
Net income (loss)
Net income was $85.7 million for the nine months ended September 30, 2012, compared to a net loss of $1.9 million for the nine months ended September 30, 2011. The net loss for the nine months ended September 30, 2011 was primarily due to a $118.9 million net loss from extinguishments of long-term debt during the period.

Adjusted EBITDA
Adjusted EBITDA was $571.6 million for the nine months ended September 30, 2012, an increase of $28.5 million, or 5.2%, compared to $543.1 million for the nine months ended September 30, 2011. As a percentage of net sales, Adjusted EBITDA was 7.6% for the nine months ended September 30, 2012 and 2011, respectively.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the nine months ended September 30, 2012 and 2011 in the table below. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Nine Months Ended September 30,
	2012	2011
Net income (loss)	$85.7	$(1.9)
Depreciation and amortization	159.1	153.6
Income tax expense	52.3	0.3
Interest expense, net	232.5	243.3
EBITDA	529.6	395.3

Adjustments:
Non-cash equity-based compensation	18.0	12.3
Sponsor fee	3.8	3.8
Consulting and debt-related professional fees	0.6	4.7
Net loss on extinguishments of long-term debt	9.4	118.9
Other adjustments (1)	10.2	8.1
Total adjustments	42.0	147.8

Adjusted EBITDA	$571.6	$543.1

(1)	Other adjustments primarily include certain retention costs.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
(in millions)	2012	2011
EBITDA	$529.6	$395.3
Depreciation and amortization	(159.1)	(153.6)
Income tax expense	(52.3)	(0.3)
Interest expense, net	(232.5)	(243.3)
Net income (loss)	85.7	(1.9)
Depreciation and amortization	159.1	153.6
Equity-based compensation expense	18.0	12.3
Deferred income taxes	(48.1)	(8.6)
Allowance for doubtful accounts	—	0.9
Amortization of deferred financing costs and debt premium	10.8	12.5
Net loss on extinguishments of long-term debt	9.4	118.9
Other	0.9	6.2
Changes in assets and liabilities	131.3	(122.4)
Net cash provided by operating activities	$367.1	$171.5

Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves business customers, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers.
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
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$367.1	$171.5
Investing activities	(25.4)	(36.2)

Net change in accounts payable-inventory financing	(44.6)	195.7
Other cash flows from financing activities	(204.7)	(340.6)
Financing activities	(249.3)	(144.9)

Effect of exchange rate changes on cash and cash equivalents	0.7	(1.1)
Net increase (decrease) in cash and cash equivalents	$93.1	$(10.7)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2012 increased $195.7 million compared to the same period of the prior year. The increase was primarily driven by changes in assets and liabilities, resulting in a $253.7 million increase in cash between periods. Accounts receivable and accounts payable-trade were the largest drivers of the cash increase and are discussed below.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	September 30,
	2012	2011
Days of sales outstanding (DSO) (1)	41	42
Days of supply in inventory (DIO) (2)	14	15
Days of purchases outstanding (DPO) (3)	(34)	(32)
Cash conversion cycle	21	25

(1)
Represents the rolling three month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales. Also incorporates components of other miscellaneous receivables.

(2)	Represents the rolling three month average of the balance of inventory at the end of the period divided by average daily cost of sales.

(3)
Represents the rolling three month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of sales.

The cash conversion cycle decreased to 21 days at September 30, 2012 compared to 25 days at September 30, 2011. The increase in DPO reflects a higher combined balance of accounts payable-trade and accounts payable-inventory financing at September 30, 2012 compared to September 30, 2011 due to more favorable payment terms for payables related to certain vendors, as well as an increase in payables for third-party services such as software assurance and warranties. These services have a favorable impact on DPO as the payable is recognized without a corresponding cost of sales since the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. The DSO decline was primarily driven by improved collections in both the Corporate and Public segments. The decrease in DIO was primarily due to a lower three-month average inventory balance at September 30, 2012 compared to September 30, 2011. During the second quarter and early third quarter of 2011, the Company increased purchases of certain products from vendor partners whose operations were impacted by the earthquake and tsunami in Japan, in anticipation of future supply shortages.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2012 decreased $10.8 million compared to the same period of the prior year. Capital expenditures were $25.4 million and $25.9 million for the nine months ended September 30, 2012 and 2011, respectively, primarily for improvements to our information technology systems during both periods. During the nine months ended September 30, 2011, we made a final payment of $6.6 million prior to the termination of existing interest rate swap agreements on January 14, 2011 and paid $3.7 million for new interest rate cap agreements.
Financing Activities
Net cash used in financing activities increased $104.4 million for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily driven by changes in accounts payable-inventory financing, resulting in a $240.3 million reduction in cash between years. During the nine months ended September 30, 2012, changes in accounts payable-inventory financing reduced cash by $44.6 million compared to cash contributions of $195.7 million for the nine months ended September 30, 2011. The reduction in cash during 2012 was primarily due to the termination of one of our inventory financing agreements in 2012, with amounts owed subsequently being reported as accounts payable-trade on the consolidated balance sheet, thus reducing cash flows reported as financing activities during the nine months ended September 30, 2012. The cash inflow of $195.7 million during the first nine months of 2011 was primarily due to an increase in the balance of accounts payable-inventory financing at September 30, 2011 resulting from a new inventory financing agreement entered into during the three months ended June 30, 2011. Repayments under our senior secured term loan facility were $201.0 million in the first nine months of 2012, compared to repayments of $132.0 million in the same period of the prior year, an increase of $69.0 million. Payments totaling $136.9 million to extinguish the remaining balance of senior notes due 2015 during the first nine months of 2012 were funded primarily by proceeds of $135.7 million from the issuance of additional senior notes due 2019.

Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	September 30, 2012	December 31, 2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Unamortized premium on senior notes due 2019		5.2	—
Senior subordinated notes due 2017	12.5%	721.5	721.5
Senior notes due 2015	—%	—	129.0
Total long-term debt		3,871.2	4,066.0
Less current maturities of long-term debt		—	(201.0)
Long-term debt, excluding current maturities		$3,871.2	$3,865.0
(1)Weighted-average interest rate as of September 30, 2012.
As of September 30, 2012, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At September 30, 2012, we had no outstanding borrowings under the Revolving Loan, $0.7 million of undrawn letters of credit and $231.6 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, we maintain a Revolving Loan financing agreement. Amounts outstanding under the Revolving Loan financing agreement are unsecured and noninterest bearing. We will either pay the outstanding Revolving Loan financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of September 30, 2012, we owed $224.0 million under the Revolving Loan's floorplan sub-facility, which excludes $7.6 million reserved for product in transit. The difference between the total amount reported on the consolidated balance sheet within accounts payable-inventory financing of $233.8 million and the amount reserved related to the floorplan sub-facility of $231.6 million is due to differences in the methodology of calculating product in transit.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan financing agreement plus a reserve of 15% of open orders. At September 30, 2012, the borrowing base was $1,040.0 million as supported by eligible inventory and accounts receivable balances as of August 31, 2012. We could have borrowed up to an additional $667.7 million under the Revolving Loan at September 30, 2012.
Senior Secured Term Loan Facility (“Term Loan”)
At September 30, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended loans due October 10, 2014 and $918.2 million of extended loans due July 15, 2017.
The Term Loan requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. The total net leverage ratio was 5.2 and 5.9 at September 30, 2012 and December 31, 2011, respectively. We were required to make a mandatory prepayment of $201.0 million under the excess cash flow provision with respect to the year ended December 31, 2011. The requirement was satisfied through $180.0 million of optional prepayments in February 2012 and $21.0 million of mandatory prepayments in March 2012. The prepayments were allocated on a pro rata basis between the extended and non-extended loans.
The Term Loan includes a senior secured leverage ratio requirement to be maintained on a quarterly basis. The senior secured leverage ratio for the four quarters ended September 30, 2012 was required to be at or below 6.75. For the four quarters ended September 30, 2012, the senior secured leverage ratio was 2.2.

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
We are required to maintain an interest rate hedge to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. We utilize interest rate cap agreements to maintain compliance with this requirement. We currently have four interest rate cap agreements in effect through January 14, 2013 with a combined notional amount of $1,100.0 million. We also have four forward-starting interest rate cap agreements with a combined notional amount of $500.0 million which will be effective from January 14, 2013 through January 14, 2015. All of the cap agreements entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. As of September 30, 2012 and December 31, 2011, the fair values of our interest rate cap agreements were $0.0 million and $0.7 million, respectively.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At September 30, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.50% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes”)
As of September 30, 2012, there were no outstanding Senior Notes.
On February 2, 2012, we commenced a tender offer to purchase any and all of the remaining aggregate principal amount of Senior Notes. On February 17, 2012, we accepted for purchase $120.6 million aggregate principal amount of the outstanding Senior Notes that were tendered. On March 5, 2012, we accepted for purchase an additional $0.1 million aggregate principal amount of the outstanding Senior Notes that were tendered prior to the expiration of the tender offer on March 2, 2012. On March 19, 2012, we redeemed the remaining $8.3 million aggregate principal amount that was not tendered.
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
In connection with these transactions, we recorded a loss on extinguishment of long-term debt of $9.4 million in the consolidated statement of operations for the nine months ended September 30, 2012. This loss represents $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
On February 17, 2012, we issued $130.0 million in aggregate principal amount of additional 2019 Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the 2019 Senior Notes and will be amortized as a reduction of interest expense over the term of the related debt. As of September 30, 2012, the outstanding principal amount of 2019 Senior Notes was $1,305.0 million, excluding $5.2 million in unamortized premium. The 2019 Senior Notes mature on April 1, 2019.
12.5% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At September 30, 2012, the outstanding principal amount of our Senior Subordinated Notes was $721.5 million. The Senior Subordinated Notes mature on October 12, 2017.

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
The following table presents the amounts included in accounts payable-inventory financing at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
Revolving Loan financing agreement	$233.8	$240.7
Other inventory financing agreements	0.3	38.0
Accounts payable-inventory financing	$234.1	$278.7
We maintain a senior secured asset-based revolving credit facility as described above and in Note 4 to the consolidated financial statements, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we maintain an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan financing agreement”). Amounts outstanding under the Revolving Loan financing agreement are unsecured and non-interest bearing. At September 30, 2012 and December 31, 2011, we reported $233.8 million and $240.7 million, respectively, for this agreement as accounts payable-inventory financing on the accompanying consolidated balance sheets.
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
Of the total amounts owed at September 30, 2012 and December 31, 2011, $0.3 million and $7.7 million, respectively, were collateralized by the inventory purchases under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.
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
As of September 30, 2012, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.
Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit's fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, there had been no material change in this information.
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

CDW CORPORATION

Date:	November 9, 2012	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)