Form 10-K
period 2012-12-31
CDW Corp
filed 2013-03-08
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.
As of March 6, 2013, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 914,537 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE
None

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2012

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

PART I
Item 1. Business
Our Company
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of more than 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. Our product portfolio includes more than 100,000 products from more than 1,000 brands. We provide these solutions through a large and experienced sales force and service delivery team consisting of more than 4,300 coworkers, including nearly 1,400 highly skilled technology specialists and engineers.

We are a leading U.S. sales channel partner for many original equipment manufacturers (“OEMs”) and software publishers (collectively, our “vendor partners”), whose products we include in our offerings. We believe we are an important extension of our vendor partners' sales and marketing capabilities, providing them with a cost-effective way to reach customers and maintain a consistent brand experience through our established end-market coverage and extensive customer access. In 2012, we generated over $1 billion of revenue for three of our vendor partners and over $100 million of revenue for an additional 12 of our vendor partners.
We provide value to our customers by simplifying the complexities of technology across design, selection, procurement, integration and management. Our goal is to have our customers, regardless of their size, view us as an indispensable extension of their IT staffs. We seek to achieve this goal by providing our customers with superior service through our large and experienced sales force and service delivery teams. Our multi-brand offering approach, which is not limited to any particular brand or product technology, enables us to identify the products or combination of products that best address each customer's specific organizational IT requirements.
Our customers include private sector businesses that typically employ fewer than 5,000 employees, government agencies and educational and healthcare institutions. We serve our customers through service delivery teams and channel-specific sales teams with extensive technical skills and knowledge of the specific markets they serve. This market segmentation allows us to customize our offerings for our customers, which often do not have the expertise or resources to effectively evaluate and to optimally implement IT solutions. We currently have five dedicated customer channels: small business, medium/large business, government, education and healthcare, each of which generated over $1 billion in net sales in 2012. The scale and diversity of our customer channels provides us with multiple avenues for growth and a balanced customer base to weather economic and technology cycles.
The following table provides information regarding our reportable segments and our customer channels:

	Corporate Segment		Public Segment
Customer Channels	Medium/Large Business	Small Business	Government	Education	Healthcare	Other
Typical Target Customers	100 - 5,000 employees	10 - 100 employees	Various agencies within federal, state and local governments	Higher education and K-12	Private and public hospitals, ambulatory service providers and long-term care facilities	Advanced services customers across our channels plus Canadian businesses and agencies
2012 Net Sales (in billions)	$4.4	$1.1	$1.4	$1.2	$1.4	$0.6
For further information on our segments, including financial results, see Note 16 to our consolidated financial statements included elsewhere in this report.
We offer over 1,000 brands, from well-established companies such as APC, Apple, Cisco, EMC, Hewlett-Packard, IBM, Lenovo, Microsoft, NetApp, Symantec and VMware to emerging vendor partners such as Drobo, Fusion-io, Meraki, Nimble Storage, Salesforce.com, Sophos and Splunk. Our coworkers have enabled us to achieve the highest level of certification from major vendor partners such as Cisco, EMC and Microsoft. These certifications reflect the extensive product and solution knowledge and capabilities that we bring to our customers' IT challenges and provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
History
CDW was founded in 1984. In 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, which extended our growth platform into Canada. In 2006, we acquired Berbee Information Networks Corporation, a regional provider of technology products, solutions and customized engineering services in advanced technologies primarily across Cisco, IBM and Microsoft portfolios. This acquisition increased our capabilities in customized engineering services and managed services.
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
Throughout this report, the terms “the Company” and “CDW” refer to Parent and its 100% owned subsidiaries subsequent to the Acquisition.
Parent is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. (the “Equity Sponsors”), certain other co-investors and certain members of CDW management. See “Equity Sponsors” below.
Our Market
We believe our addressable market in the U.S. represents more than $200 billion in annual sales and for the year ended December 31, 2012, our net sales of $10.1 billion represented approximately 5% of that market. New technologies, including cloud, virtualization and mobility, coupled with the resulting increase in demand for data as well as aging infrastructure, are increasingly requiring businesses and institutions to seek integrated solutions to their IT needs. We expect this trend to continue for the foreseeable future, with end-user demand for business efficiency and productivity driving future IT spending growth.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions that include one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and service categories. Our hardware products include notebooks/mobile devices (including tablets), network communications, enterprise and data storage, video monitors, printers, desktop computers and servers. Our software products include application suites, security, virtualization, operating systems, network management and Software as a Service (“SaaS”) offerings. We also provide a full suite of value-added-services, which range from basic installation, warranty and repair services to custom configuration, data center and network implementation services, as well as managed services that include Infrastructure as a Service (“IaaS”) offerings.
We also offer a variety of integrated solutions, such as:
•Mobility: We assist our customers with the selection, procurement and integration of mobile security software, hardware devices such as smartphones, tablets and notebooks, and cellular wireless activation systems. We also provide mobile device management applications with policy and security management capabilities across a variety of mobile operating systems and platforms.
•Security: We assess our customers' security needs and provide them with threat prevention tools in order to protect their networks, servers and applications, such as anti-virus, anti-spam, content filtering, intrusion prevention, firewall and virtual private network services, and network access control. We also design and implement data loss prevention solutions, using data monitoring and encryption across a wide array of devices to ensure the security of customer information, personal employee information and research and development data.

•Data Center Optimization: We help our customers evaluate their data centers for convergence and optimization opportunities. Our data center optimization solutions consist of server virtualization, physical server consolidation, data storage management and energy-efficient power and cooling systems.
•Cloud Computing: Cloud computing is a combination of software and computing delivered on demand as a service. We provide SaaS and IaaS solutions that reside in the public cloud, meaning any person or organization interested in porting applications and resources to an external “public” cloud system can do so. Likewise, we provide similar private cloud-based solutions to our customers that prefer to avoid running their infrastructure on a shared public platform but want to obtain the flexibility, scalability and access offered by cloud computing and collaboration.
•Virtualization: We design and implement server, storage and desktop virtualization solutions. Virtualization enables our customers to efficiently utilize hardware resources by running multiple, independent, virtual operating systems on a single computer and multiple virtual servers simultaneously on a single server. Virtualization also can separate a desktop environment and associated application software from the hardware device that is used to access it, and provides employees with remote desktop access. Our specialists assist customers with the steps of implementing virtualization solutions, including evaluating network environments, deploying shared storage options and licensing platform software.
•Collaboration: We provide our customers with communication tools that allow employees to share knowledge, ideas and information among each other and with clients and partners effectively and quickly. Our collaboration solutions unite communications and applications via the integration of products that facilitate the use of multiple enterprise communication methods including email, instant messaging, presence, social media, voice, video, hardware, software and services. We also host cloud-based collaboration solutions.
While we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, the following table shows our net sales by major category, based upon our internal category classifications. Prior period amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2012.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,470.8	14.5%	$1,333.8	13.9%	$1,142.6	13.0%
NetComm Products	1,350.6	13.3	1,241.4	12.9	1,142.0	13.0
Enterprise and Data Storage (Including Drives)	975.1	9.6	916.9	9.5	844.1	9.6
Other Hardware	4,111.1	40.6	4,039.2	42.1	3,783.5	43.0
Software	1,886.6	18.6	1,781.6	18.6	1,621.8	18.4
Services	285.2	2.8	254.6	2.7	214.9	2.4
Other (1)	48.8	0.6	34.9	0.3	52.3	0.6
Total net sales	$10,128.2	100.0%	$9,602.4	100.0%	$8,801.2	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.
Our Customers
We provide integrated IT solutions to more than 250,000 small, medium and large business, government, education and healthcare customers throughout the U.S. and Canada. Sales to the U.S. federal government, which are diversified across multiple agencies and departments, collectively accounted for approximately 10% of our 2012 net sales. Excluding these sales to the federal government, we are not reliant on any one customer, as our next five largest customers cumulatively comprised approximately 2% of our net sales in 2012.
Inventory Management
We utilize our IT systems to manage our inventory in a cost-efficient manner, resulting in a rapid-turn inventory model. We generally only stock items that have attained a minimum sales volume.

Our distribution process is highly automated. Once a customer order is received and credit approved, orders are automatically routed to one of our distribution centers for picking and shipping as well as configuration and imaging services. We operate two distribution centers: an approximately 450,000 square foot facility in Vernon Hills, Illinois, and an approximately 513,000 square foot facility in North Las Vegas, Nevada. We ship almost 35 million units annually on an aggregate basis from our two distribution centers. We believe that the location of our distribution centers allows us to efficiently ship products throughout the U.S. and provide timely access to our principal distributors. In addition, in the event of weather-related or other disruptions at one of our distribution centers, we are able to shift order processing and fulfillment from one center to the other quickly and efficiently, enabling us to continue to ship products in a timely manner. We believe that competitive sources of supply are available in substantially all of the product categories we offer. We continue to improve the productivity of our distribution centers as measured by key performance indicators such as units shipped per hour worked and bin accuracy.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at either of our distribution centers.
Information Technology Systems
We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales and distribution. Our systems provide us with thorough, detailed and real-time information regarding key aspects of our business. This capability helps us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high levels of customer service. We believe that our websites, which provide electronic order processing and advanced tools, such as order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships.
Product Procurement
We may sell all or only select products that our vendor partners offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also resell software for major software publishers. Our agreements with software publishers allow the end-user customer to acquire software or licensed products and services. In addition to helping our customers determine the best software solutions for their needs, we help them manage their software agreements, including warranties and renewals.
In addition to purchasing products directly from our vendor partners, we purchase products from wholesale distributors for resale to our customers. Wholesale distributors, such as Arrow, Avnet, Ingram Micro, SYNNEX and Tech Data, provide logistics management and supply-chain services for us and our vendor partners but, unlike CDW, typically do not have relationships with end-users in the U.S. For the year ended December 31, 2012, we purchased 52% of the products we sold directly from our vendor partners and the remaining 48% from wholesale distributors. Purchases from wholesale distributors Ingram Micro, Tech Data and SYNNEX represented 12%, 10% and 9%, respectively, of our total purchases. Sales of products manufactured by Apple, Cisco, EMC, Hewlett-Packard, Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate 56% of our net sales in 2012. Sales of products manufactured by Hewlett-Packard and Cisco represented 21% and 13%, respectively, of our 2012 net sales.
Competition
The market for technology products and services is highly competitive. Competition is based on the ability to tailor specific solutions to customer needs, quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. Our competition includes:

•	National resellers such as Dimension Data, ePlus, Insight Enterprises, PC Connection, PCM, Presidio, Softchoice, World Wide Technology and many regional and local resellers;

•	Manufacturers who sell directly to customers, such as Dell, Hewlett-Packard and Apple;

•	e-tailers such as Amazon, Newegg, TigerDirect.com and Buy.com;

•	Large service providers and system integrators, such as IBM, Accenture, Hewlett-Packard and Dell; and

•	Retailers (including their e-commerce activities) such as Staples, Office Depot and Office Max.

We expect the competitive landscape in which we compete to continue changing as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For a discussion of the risks associated with competition, see “Risk Factors” included elsewhere in this report.
Marketing
We market the CDW brand on a national basis through a variety of public and community relations and corporate communications efforts, and through brand advertising that includes the use of online, broadcast, print and other media. We also market to current and prospective customers through integrated marketing programs that include print and online media, events and sponsorships. As a result of our relationships with our vendor partners, a significant portion of our advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These programs are at the discretion of our vendor partners and are typically tied to sales or purchasing volumes or other commitments to be met by us within a specified period of time.
Coworkers
As of December 31, 2012, we employed more than 6,800 coworkers, none of whom is covered by collective bargaining agreements. We consider our coworker relations to be good.
Intellectual Property
The CDW trademark and certain variations thereon are registered or subject to pending trademark applications in the U.S., Canada and certain other jurisdictions. We believe our trademarks have significant value and are important factors in our marketing programs. In addition, we own registrations for domain names, including cdw.com and cdwg.com, for certain of our primary trademarks. We also have unregistered copyrights in our website content.
Equity Sponsors
Madison Dearborn Partners, LLC, based in Chicago, is an experienced private equity investment firm that has raised over $18 billion of capital. Since its formation in 1992, it has invested in approximately 125 companies across a broad spectrum of industries, including basic industries, business and government services, consumer, financial services, healthcare and telecom, media and technology services. Madison Dearborn's objective is to invest in companies in partnership with outstanding management teams to achieve significant long-term appreciation in equity value. To achieve this objective, Madison Dearborn seeks to partner with outstanding management teams that have a solid understanding of their businesses as well as track records of building stockholder value.
Providence Equity Partners L.L.C. is a leading global private equity firm focused on media, communications, education and information investments. Providence Equity has $27 billion of equity under management and has invested in more than 130 companies over its 23-year history. Providence Equity is headquartered in Providence, Rhode Island and has offices in New York, London, Hong Kong, Beijing and New Delhi. Providence's objective is to build extraordinary companies that will shape the future of the media, communications, education and information industries. To achieve this objective, Providence Equity creates value by forging lasting partnerships with talented entrepreneurs and executives and providing them with capital, industry expertise and a broad network of relationships that they need to succeed.
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
We are a highly leveraged company, and our substantial level of indebtedness increases the risk that we may be unable to generate sufficient cash to pay amounts due in respect of our indebtedness. As of December 31, 2012, we had $3.8 billion of total long-term debt outstanding, as defined by accounting principles generally accepted in the United States of America (“GAAP”), and $249.2 million of obligations outstanding under our inventory financing agreements, and we had the ability to borrow an additional $622.4 million under our senior secured asset-based revolving credit facility (the “Revolving Loan”). Subject to the limits contained in our senior credit facilities and indentures, we may be able to incur additional debt from time to time, including drawing on our Revolving Loan, to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our business associated with our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

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
Our senior credit agreements and our indentures contain, and any future indebtedness of ours may contain, various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or make distributions to holders of our capital stock or to make certain other restricted payments or investments;

•	repurchase or redeem capital stock;

•	make loans, capital expenditures or investments or acquisitions;

•	receive dividends or other payments from our subsidiaries;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, repurchase or redeem debt.

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
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2012, we had $1,339.5 million of variable rate debt outstanding. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to do so in the future on acceptable terms or that such caps or the caps we have in place now will be effective.

Risks Related to Our Business
General economic conditions could negatively affect technology spending by our customers and put downward pressure on prices, which may have an adverse impact on our business, results of operations or cash flows.
Weak economic conditions generally, sustained uncertainty about global economic conditions, skepticism about the resolution of U.S. fiscal cliff negotiations and the implementation of resulting agreements, concerns about future scheduled budgetary cuts and that the U.S. government may reach its debt ceiling in early 2013, or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, during the economic downturn at the end of 2008 and in 2009, due to a number of factors, including declines in the availability of credit, weakening consumer and business confidence and increased unemployment, we experienced significantly reduced revenue and gross margins when our customers and potential customers reduced their spending on technology and put downward pressure on prices.
Our financial performance could be adversely affected by decreases in spending on technology products and services by our Public segment customers.
Our sales to our Public segment customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10% of 2012 net sales. An adverse change in government spending policies (including budget cuts at the federal level resulting from sequestration), budget priorities or revenue levels could cause our Public segment customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.
Our business depends on our vendor partner relationships and the availability of their products.
We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2012, we purchased approximately 52% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows, particularly given our substantial indebtedness.
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
Although we purchase from a diverse vendor base, in 2012, products we purchased from distributors Ingram Micro, Tech Data and SYNNEX represented 12%, 10% and 9%, respectively, of our total purchases. In addition, sales of Apple, Cisco, EMC, Hewlett-Packard, Lenovo and Microsoft products comprise a substantial portion of our sales, representing approximately 56% of net sales in 2012. Sales of products manufactured by Hewlett-Packard and Cisco represented approximately 21% and 13%, respectively, of our 2012 net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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

Our sales are dependent on continued innovations in hardware, software and services offerings by our vendor partners and the competitiveness of their offerings, and our ability to partner with new and emerging technology providers.
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
In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example by providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.
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
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes:

•	National resellers such as Dimension Data, ePlus, Insight Enterprises, PC Connection, PCM, Presidio, Softchoice, World Wide Technology and many regional and local resellers;

•	Manufacturers who sell directly to customers, such as Dell, Hewlett-Packard and Apple;

•	e-tailers, such as Amazon, Newegg, TigerDirect.com and Buy.com;

•	Large service providers and system integrators, such as IBM, Accenture, Hewlett-Packard and Dell; and

•	Retailers (including their e-commerce activities) such as Staples, Office Depot and Office Max.

We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors.
Some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to our customers. In addition, traditional OEMs are increasing their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. Moreover, newer, potentially disruptive technologies exist and are being developed that deliver technology solutions as a service, for example, cloud based solutions, including Software as a Service ("SaaS"), Infrastructure as a Service ("IaaS") and Platform as a Service ("PaaS"). These technologies could increase the amount of sales directly to customers rather than through resellers like us, or could lead to a reduction in our profitability. If any of these trends becomes more prevalent, it could adversely affect our business, results of operations or cash flows.
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
The failure to comply with our Public segment contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations or cash flows.
Revenues from our Public segment customers are derived from sales to governmental departments and agencies, educational institutions and healthcare customers, through various contracts and open market sales of products and services. Sales to Public segment customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including but not limited to the False Claims Act and the Medicare and Medicaid Anti-Kickback Statute) could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other Public segment customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the Public segment. In addition, generally contracts in the Public segment are terminable at any time for convenience of the contracting agency or group purchasing organization or upon default. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.
If we fail to provide high-quality services to our customers, or if our third-party service providers fail to provide high-quality services to our customers, our reputation, business, results of operations or cash flows could be adversely affected.
Our service offerings include field services, managed services, warranties, configuration services, partner services and telecom services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. Finally, we also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high quality services to our customers or such services result in a disruption of our customers' businesses, this could, among other things, result in legal claims and proceedings and liability, and our reputation with our customers, our brand and our business, results of operations or cash flows could be adversely affected.

If we lose any of our key personnel, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.
Our success is heavily dependent upon our ability to attract, develop and retain key personnel to manage and grow our business, including our key executive, management, sales, services and technical coworkers.
Our future success will depend to a significant extent on the efforts of Thomas E. Richards, our Chairman and Chief Executive Officer, as well as the continued service and support of our other executive officers. Our future success also will depend on our ability to retain our customer-facing coworkers, who have been given critical CDW knowledge regarding, and the opportunity to develop strong relationships with, many of our customers. In addition, as we seek to expand our offerings of value-added services and solutions, our success will even more heavily depend on attracting and retaining highly skilled technology specialists and engineers, for whom the market is extremely competitive.
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
A significant portion of the products we sell are manufactured or purchased by our vendor partners outside of the U.S., primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to our supply chain include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	foreign currency fluctuations;

•	natural disasters or other adverse occurrences at, or affecting, any of our suppliers' facilities;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes, such as strikes.

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
We extend credit to our customers for a significant portion of our net sales, typically on 30-day payment terms. We are subject to the risk that our customers may not pay for the products they have purchased, or may pay at a slower rate than we have historically experienced, the risk of which is heightened during periods of economic downturn or uncertainty or, in the case of Public segment customers, during periods of budget constraints.
We are also exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments that created more rapid obsolescence or if our vendor partners were to change their terms and conditions, our inventory risks could increase. We also from time to time take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendor partners or we may decide to carry high inventory levels of certain products that have limited or no return privileges due to customer demand or request. These bulk purchases could increase our exposure to inventory obsolescence.
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
In addition, our financial results could be adversely affected by financial adjustments required by GAAP in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
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
We are subject to intellectual property infringement claims against us in the ordinary course of our business, either because of the products and services we sell or the business systems and processes we use to sell such products and services, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue, but we may also be subject to suits from competitors who may seek licensing revenue, lost profits and/or an injunction preventing us from engaging in certain activities, including selling certain products and services.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2012, we owned or leased a total of approximately 2.1 million square feet of space throughout the U.S. and Canada. We own two properties: a combined office and an approximately 450,000 square foot distribution center in Vernon Hills, Illinois, and an approximately 513,000 square foot distribution center in North Las Vegas, Nevada. In addition, we conduct sales, services and administrative activities in various leased locations throughout the U.S. and Canada, including data centers in Madison, Wisconsin and Minneapolis, Minnesota.
We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, generally within the next ten years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased properties with equivalent properties. We believe that suitable additional or substitute leased properties will be available as required.
Item 3. Legal Proceedings
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state and local authorities, by various partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.

As of December 31, 2012, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock is privately held, and there is no established public trading market for our common stock.
Holders
All of our outstanding common stock is owned by CDW Holdings LLC.
Dividends
We did not pay any dividends in 2012 or 2011.
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
We have derived the selected financial data presented below as of December 31, 2011 and December 31, 2012 and for the years ended December 31, 2010, 2011, and 2012 from our audited consolidated financial statements and related notes, which are included elsewhere in this report. The selected financial data as of December 31, 2008 and December 31, 2009 have been derived from our audited consolidated financial statements as of and for those periods, which are not included in this report.
The following are some of the items affecting comparability of the selected financial data for the periods presented:

•
During the years ended December 31, 2011 and 2012, we recorded net losses on extinguishments of long-term debt of $118.9 million and $17.2 million, respectively. The losses represented the difference between the amount paid upon extinguishment, including call premiums and expenses paid to the debt holders and agents, and the net carrying amount of the extinguished debt, adjusted for a portion of the unamortized deferred financing costs.

•
During the years ended December 31, 2008 and 2009, we recorded goodwill impairment charges of $1,712.0 million and $241.8 million, respectively. These impairments were primarily attributable to deterioration in macroeconomic conditions and overall declines in net sales.

	Years Ended December 31,
(in millions)	2008	2009	2010	2011	2012
Statement of Operations Data:
Net sales	$8,071.2	$7,162.6	$8,801.2	$9,602.4	$10,128.2
Cost of sales	6,710.2	6,029.7	7,410.4	8,018.9	8,458.6

Gross profit	1,361.0	1,132.9	1,390.8	1,583.5	1,669.6

Selling and administrative expenses	894.8	821.1	932.1	990.1	1,029.5
Advertising expense	141.3	101.9	106.0	122.7	129.5
Goodwill impairment	1,712.0	241.8	—	—	—

Income (loss) from operations	(1,387.1)	(31.9)	352.7	470.7	510.6

Interest expense, net	(390.3)	(431.7)	(391.9)	(324.2)	(307.4)
Net gain (loss) on extinguishments of long-term debt	—	—	2.0	(118.9)	(17.2)
Other income, net	0.2	2.4	0.2	0.7	0.1

Income (loss) before income taxes	(1,777.2)	(461.2)	(37.0)	28.3	186.1

Income tax benefit (expense)	12.1	87.8	7.8	(11.2)	(67.1)

Net (loss) income	$(1,765.1)	$(373.4)	$(29.2)	$17.1	$119.0

Balance Sheet Data (at period end):
Cash and cash equivalents	$94.4	$88.0	$36.6	$99.9	$37.9
Working capital	877.6	923.2	675.4	538.1	666.5
Total assets	6,276.3	5,976.0	5,943.8	5,949.6	5,700.1
Total debt and capitalized lease obligations (1)	4,633.5	4,621.9	4,290.0	4,066.0	3,771.0
Total shareholders’ equity (deficit)	262.2	(44.7)	(43.5)	(7.3)	136.5

Other Financial Data:
Capital expenditures	$41.1	$15.6	$41.5	$45.7	$41.4
Depreciation and amortization	218.4	218.2	209.4	204.9	210.2
Gross profit as a percentage of net sales	16.9%	15.8%	15.8%	16.5%	16.5%
Ratio of earnings to fixed charges (2)	(a)	(a)	(a)	1.1	1.6
EBITDA (3)	(1,168.5)	188.7	564.3	557.4	703.7
Adjusted EBITDA (3)	570.6	465.4	601.8	717.3	766.6

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$215.4	$107.6	$423.7	$214.7	$317.4
Investing activities	(60.3)	(82.6)	(125.4)	(56.0)	(41.7)
Financing activities	(75.8)	(31.9)	(350.1)	(95.4)	(338.0)

(1)
Excludes borrowings of $34.1 million, $25.0 million, $28.2 million, $278.7 million and $249.2 million, as of December 31, 2008, 2009, 2010, 2011 and 2012, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(2)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes minus income from equity investees plus fixed charges. Fixed charges consist of interest expensed and the portion of rental expense we believe is representative of the interest component of rental expense.

(a)	For the years ended December 31, 2008, 2009 and 2010, earnings available for fixed charges were inadequate to cover fixed charges by $1,777.2 million, $461.2 million and $37.0 million, respectively.

(3)
EBITDA is defined as consolidated net income (loss) before interest income (expense), income tax benefit (expense), depreciation, and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, is calculated by adjusting EBITDA for certain items of income and expense including (but not limited to) the following: (a) non-cash equity-based compensation; (b) goodwill impairment charges; (c) sponsor fees; (d) certain consulting fees; (e) debt-related legal and accounting costs; (f) equity investment income and losses; (g) certain severance and retention costs; (h) gains and losses from the early extinguishment of debt; (i) gains and losses from asset dispositions outside the ordinary course of business; and (j) non-recurring, extraordinary or unusual gains or losses or expenses.

We have included a reconciliation of EBITDA and Adjusted EBITDA in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.
The following unaudited table sets forth reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in millions)	2008	2009	2010	2011	2012
Net (loss) income	$(1,765.1)	$(373.4)	$(29.2)	$17.1	$119.0
Depreciation and amortization	218.4	218.2	209.4	204.9	210.2
Income tax (benefit) expense	(12.1)	(87.8)	(7.8)	11.2	67.1
Interest expense, net	390.3	431.7	391.9	324.2	307.4
EBITDA	(1,168.5)	188.7	564.3	557.4	703.7

Non-cash equity-based compensation	17.8	15.9	11.5	19.5	22.1
Sponsor fees	5.0	5.0	5.0	5.0	5.0
Consulting and debt-related professional fees	4.3	14.1	15.1	5.1	0.6
Goodwill impairment	1,712.0	241.8	—	—	—
Net (gain) loss on extinguishments of long-term debt	—	—	(2.0)	118.9	17.2
Other adjustments (i)	—	(0.1)	7.9	11.4	18.0
Adjusted EBITDA	$570.6	$465.4	$601.8	$717.3	$766.6

(i)
Includes certain retention costs and equity investment income, a litigation loss in the fourth quarter of 2012, certain severance costs in 2009, and a gain related to the sale of the Informacast software and equipment in 2009.

The following unaudited table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the periods presented:

	Years Ended December 31,
(in millions)	2008	2009	2010	2011	2012
EBITDA	$(1,168.5)	$188.7	$564.3	$557.4	$703.7
Depreciation and amortization	(218.4)	(218.2)	(209.4)	(204.9)	(210.2)
Income tax benefit (expense)	12.1	87.8	7.8	(11.2)	(67.1)
Interest expense, net	(390.3)	(431.7)	(391.9)	(324.2)	(307.4)
Net (loss) income	(1,765.1)	(373.4)	(29.2)	17.1	119.0

Depreciation and amortization	218.4	218.2	209.4	204.9	210.2
Goodwill impairment	1,712.0	241.8	—	—	—
Equity-based compensation expense	17.8	15.9	11.5	19.5	22.1
Amortization of deferred financing costs and debt premium	38.6	16.2	18.0	15.7	13.6
Deferred income taxes	(39.9)	(94.4)	(4.3)	(10.2)	(56.3)
Allowance for doubtful accounts	0.4	(0.2)	(1.3)	0.4	—
Realized loss on interest rate swap agreements	18.6	103.2	51.5	2.8	—
Mark to market loss on interest rate derivatives	—	—	4.7	4.2	0.9
Net (gain) loss on extinguishments of long-term debt	—	—	(2.0)	118.9	17.2
Net loss (gain) on sale and disposal of assets	0.5	(1.7)	0.7	0.3	0.1
Changes in assets and liabilities	14.1	(18.0)	165.3	(158.3)	(9.4)
Other non-cash items	—	—	(0.6)	(0.6)	—
Net cash provided by operating activities	$215.4	$107.6	$423.7	$214.7	$317.4

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
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of more than 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. Our product portfolio includes more than 100,000 products from more than 1,000 brands. We provide these solutions through a large and experienced sales force and service delivery team consisting of more than 4,300 coworkers, including nearly 1,400 highly skilled technology specialists and engineers.
We are a leading U.S. sales channel partner for many original equipment manufacturers (“OEMs”) and software publishers (collectively, our “vendor partners”), whose products we include in our offerings. We believe we are an important extension of our vendor partners' sales and marketing capabilities, providing them with a cost-effective way to reach customers and maintain a consistent brand experience through our established end-market coverage and extensive customer access.
We have two reportable segments: Corporate, which is comprised primarily of private sector business customers, and Public, which is comprised of government agencies and education and healthcare institutions. Our Corporate segment is divided into a medium-large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business consists primarily of customized engineering services delivered by technology specialists and engineers, and managed services that include Infrastructure as a Service (“IaaS”) offerings. Revenues from the sale of hardware, software, custom configuration and third-party provided services are recorded within our Corporate and Public segments.
We may sell all or only select products that our vendor partners offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also resell software for major software publishers. Our agreements with software publishers allow the end-user customer to acquire software or licensed products and services. In addition to helping our customers determine the best software solutions for their needs, we help them manage their software agreements, including warranties and renewals. A significant portion of our advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These programs are at the discretion of our vendors and are typically tied to sales or purchasing volumes or other commitments to be met by us within a specified period of time.
Trends and Key Factors Affecting our Financial Performance
Net sales, gross profit and operating income increased 5.5%, 5.4% and 8.5%, respectively, in 2012 compared to 2011. Our Corporate segment grew net sales by 3.3% and our Public segment grew net sales by 7.1%. Gross profit as a percentage of net sales remained flat from 2011 at 16.5%. The increase in operating income was driven by sales growth and our continued focus on cost management. Net income increased $101.9 million, to $119.0 million in 2012, compared to $17.1 million in 2011.
We believe the following trends may have an important impact on our financial performance:

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers' willingness to spend on information technology. Beginning in the second quarter of 2012, we began to see customers take a more cautious approach to spending as increased macroeconomic uncertainty impacted decision-making and led to some customers delaying purchases. We expect this trend to continue into 2013. Uncertainties related to the potential impacts of federal budget negotiations, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending by our customers on information technology products and services and increased competitive pricing pressures.

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10%, 10% and 11% of our net sales in 2012, 2011 and 2010, respectively.

•
We believe that the transition to more complex technology solutions will continue as important growth areas for us in the future. The market for technology products and services is highly competitive. Competition is based on the ability to tailor specific solutions to customer needs, quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability.

Key Business Metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA, a non-GAAP financial measure, also provides helpful information as it is the primary measure used in certain financial covenants contained in our senior credit facilities. In addition to net sales, gross profit, operating income and net income discussed above, the following are the results of other key measures in 2012 compared to 2011:

•	Average daily sales increased 5.9% to $39.9 million.

•	Adjusted EBITDA increased 6.9% to $766.6 million.

•	The cash conversion cycle decreased from 27 days to 24 days.

•	Net debt (defined as long-term debt minus cash and cash equivalents) decreased $233.0 million from $3,966.1 million to $3,733.1 million.

•	The senior secured leverage ratio (as defined in our credit agreements) decreased from 2.7 to 2.4.

•	The net leverage ratio (as defined in our credit agreements) decreased from 5.9 to 5.2.

Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$10,128.2	100.0%	$9,602.4	100.0%
Cost of sales	8,458.6	83.5	8,018.9	83.5

Gross profit	1,669.6	16.5	1,583.5	16.5

Selling and administrative expenses	1,029.5	10.2	990.1	10.3
Advertising expense	129.5	1.3	122.7	1.3

Income from operations	510.6	5.0	470.7	4.9

Interest expense, net	(307.4)	(3.0)	(324.2)	(3.4)
Net loss on extinguishments of long-term debt	(17.2)	(0.2)	(118.9)	(1.2)
Other income, net	0.1	—	0.7	—

Income before income taxes	186.1	1.8	28.3	0.3

Income tax expense	(67.1)	(0.7)	(11.2)	(0.1)

Net income	$119.0	1.1%	$17.1	0.2%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$5,512.8	54.4%	$5,334.4	55.6%	$178.4	3.3%
Public	4,023.0	39.7	3,757.2	39.1	265.8	7.1
Other	592.4	5.9	510.8	5.3	81.6	16.0
Total net sales	$10,128.2	100.0%	$9,602.4	100.0%	$525.8	5.5%

(1)	There were 254 and 255 selling days in the years ended December 31, 2012 and 2011, respectively. On an average daily basis, total net sales increased 5.9%.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2012 and 2011:

(in millions)	Years Ended December 31,
	2012	2011	Dollar Change	Percent Change
Corporate:
Medium / Large	$4,448.5	$4,287.1	$161.4	3.8%
Small Business	1,064.3	1,047.3	17.0	1.6
Total Corporate	$5,512.8	$5,334.4	$178.4	3.3%

Public:
Government	$1,394.1	$1,343.5	$50.6	3.8%
Education	1,192.3	1,197.7	(5.4)	(0.4)
Healthcare	1,436.6	1,216.0	220.6	18.1
Total Public	$4,023.0	$3,757.2	$265.8	7.1%
Total net sales in 2012 increased $525.8 million, or 5.5%, to $10,128.2 million, compared to $9,602.4 million in 2011. There were 254 and 255 selling days in the years ended December 31, 2012 and 2011, respectively. On an average daily basis, total net sales increased 5.9%. The increase in total net sales was the result of general volume growth, market share gains, a more tenured sales force, and a continued focus on seller productivity across all areas of the organization. Our net sales growth for the year ended December 31, 2012 reflected growth in notebooks/mobile devices, netcomm products, software products, desktop computers and enterprise storage.
Corporate segment net sales in 2012 increased $178.4 million, or 3.3%, compared to 2011. Within our Corporate segment, net sales to medium/large customers increased 3.8% between years, and net sales to small business customers increased 1.6% between years. Customers within the Corporate segment continued to take a more cautious approach to spending as increased macroeconomic uncertainty impacted decision-making and led to some customers delaying purchases. The increases in Corporate segment net sales were primarily a result of hardware growth, most notably in netcomm products, and unit volume growth in desktop computers. Software product growth, led by network management and security software, also contributed to the increase in net sales. Partially offsetting the growth was a decline in net sales of memory products due to several large orders in the second and third quarters of 2011 that did not recur.
Public segment net sales in 2012 increased $265.8 million, or 7.1%, between years, driven by continued strong performance in the healthcare customer channel. Net sales to healthcare customers increased $220.6 million, or 18.1%, between years, led by hardware growth, most notably in enterprise storage, and unit volume growth in netcomm products, desktop computers and point of care technology carts. Software product growth also contributed to the increase in net sales in healthcare. The healthcare customer channel growth was primarily the result of deeper relationships with several group purchasing organizations and increased healthcare industry demand for IT products, as the healthcare industry continued its adoption of electronic medical records and point of care technologies. Net sales to government customers increased $50.6 million, or 3.8%, in 2012 compared to 2011 led by unit volume increases in sales of notebooks/mobile devices, partially offset by a decline in net sales of netcomm products. Net sales to education customers decreased $5.4 million, or 0.4%, between years, reflecting budget constraints. A decline in sales to K-12 customers was partially offset by growth in sales to higher education customers that was led by increased sales of netcomm products, as higher education customers refreshed and added additional enterprise technology.
Gross profit
Gross profit increased $86.1 million, or 5.4%, to $1,669.6 million in 2012, compared to $1,583.5 million in 2011. As a percentage of total net sales, gross profit was 16.5% in both 2012 and 2011. Gross profit margin was positively impacted 10 basis points by a higher mix of commission and net service contract revenue. Fully offsetting these increases in gross profit margin were declines in vendor funding primarily due to program changes for certain vendors. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Vendor funding includes purchase discounts, volume rebates and cooperative advertising.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $39.4 million, or 4.0%, to $1,029.5 million in 2012, compared to $990.1 million in 2011. As a percentage of total net sales, selling and administrative expenses decreased 10 basis points to 10.2% in 2012, down from 10.3% in 2011. The dollar increase in selling and administrative expenses was primarily due to higher payroll costs (excluding bonus compensation tied to Adjusted EBITDA) of $43.0 million. The higher payroll costs reflected in selling and administrative expenses were driven by increased sales commissions and other variable compensation costs consistent with higher sales and gross profit. While total coworker count increased by 59 coworkers, from 6,745 coworkers at December 31, 2011 to 6,804 coworkers at December 31, 2012, the increase was primarily comprised of service delivery coworkers, the cost of which is reflected in cost of sales. Other factors that increased selling and administrative expenses included a $5.8 million increase in health benefits due to higher claims costs and a higher average number of participants in 2012 compared to 2011, a $5.3 million increase in depreciation and amortization expense related primarily to additional capital expenditures for information technology systems, and a $2.6 million increase in stock compensation expense, primarily due to incremental expense related to a modified Class B Common Unit grant agreement with our former chief executive officer. Partially offsetting these increases was an $11.8 million decline in bonus compensation tied to Adjusted EBITDA, as performance fell below target, $3.8 million of expenses related to the modification of our senior secured term loan facility in 2011 that did not recur in 2012, and a $3.3 million decline in litigation expenses between years.
The decrease in selling and administrative expenses as a percentage of sales of 10 basis points between years was driven by the decline in incentive compensation tied to Adjusted EBITDA.
Advertising expense
Advertising expense increased $6.8 million, or 5.6%, to $129.5 million in 2012, compared to $122.7 million in 2011. As a percentage of net sales, advertising expense was 1.3% in both 2012 and 2011. The increase in advertising expense was due to a focus on continuing to advertise our solutions and products and to build our reputation as a leading IT solutions provider, primarily through targeted digital advertising, partially offset by decreases in expenditures for print advertising.
Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$349.0	6.3%	$331.6	6.2%	5.2%
Public	246.7	6.1	233.3	6.2	5.7
Other	18.6	3.1	17.5	3.4	6.5
Headquarters (2)	(103.7)	nm*	(111.7)	nm*	7.2
Total income from operations	$510.6	5.0%	$470.7	4.9%	8.5%

* Not meaningful

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes Headquarters’ function costs that are not allocated to the segments.
Income from operations was $510.6 million in 2012, an increase of $39.9 million, or 8.5%, compared to $470.7 million in 2011. This increase was driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses and advertising expense. Total operating margin percentage increased 10 basis points to 5.0% in 2012, compared to 4.9% in 2011. Operating margin percentage was positively impacted by the decrease in selling and administrative expenses as a percentage of net sales.
Corporate segment income from operations was $349.0 million in 2012, an increase of $17.4 million, or 5.2%, compared to $331.6 million in 2011. This increase was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative expenses, resulting in a net increase in segment operating income before allocations of $14.4 million in 2012 compared to 2011. In addition, Corporate segment income from operations benefited from an increase of $2.5 million in income allocations from our logistics operations and a decrease of $0.5 million in Headquarters' expense allocations in 2012 compared to 2011. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support costs remained flat.
Public segment income from operations was $246.7 million in 2012, an increase of $13.4 million, or 5.7%, compared to $233.3 million in 2011. This increase reflected higher segment operating income before allocations of $4.0 million as a result of increased net sales and gross profit dollars, partially offset by higher selling and administrative costs. In addition, Public segment income from operations benefited from an increase of $5.7 million in income allocations from our logistics operations and a decrease in Headquarters’ expense allocations of $3.7 million in 2012 compared to 2011.
Interest expense, net
At December 31, 2012, our outstanding long-term debt totaled $3,771.0 million, compared to $4,066.0 million at December 31, 2011. Net interest expense in 2012 was $307.4 million, a decrease of $16.8 million compared to $324.2 million in 2011. Interest expense in 2011 included a benefit of $19.4 million, due to an adjustment to the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of senior notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. Of the remaining net decrease of $36.2 million, $27.2 million was due to lower effective interest rates and lower debt balances in 2012 compared to the prior year as a result of debt repayment and refinancing activities completed during 2011 and 2012. The remaining net decrease was primarily attributable to additional interest expense in 2011 related to the interest rate swaps that terminated in January 2011, higher 2011 mark-to-market losses on interest rate caps, higher amortization of deferred financing costs in 2011 compared to 2012 and a 2012 benefit related to an adjustment to the long-term accrued interest liability associated with the extinguishment of $100.0 million of senior subordinated notes due 2017.
Net loss on extinguishments of long-term debt
During 2012, we recorded a net loss on extinguishments of long-term debt of $17.2 million compared to $118.9 million in 2011.
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
In December 2012, we redeemed $100.0 million aggregate principal amount of senior subordinated notes due 2017 for $106.3 million. We recorded a loss on extinguishment of long-term debt of $7.8 million representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In March 2011, we amended our senior secured term loan facility and recorded a loss on extinguishment of long-term debt of $3.2 million, representing a write-off of a portion of the unamortized deferred financing costs on this facility.
In April and May 2011, we purchased $1,078.0 million of senior notes due 2015, funded with the issuance of $1,175.0 million of senior notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $114.1 million, representing the difference between the purchase price of the senior notes due 2015 at 109% of principal amount and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In June 2011, we entered into a new $900.0 million senior secured asset-based revolving credit facility, replacing the existing $800.0 million facility. As a result, we recorded a loss on extinguishment of long-term debt of $1.6 million representing a write-off of a portion of the unamortized deferred financing costs related to the previous facility.

Income tax expense
Income tax expense was $67.1 million in 2012, compared to $11.2 million in 2011. The effective income tax rate was 36.0% and 39.7% for 2012 and 2011, respectively.
For 2012, the effective tax rate differed from the U.S. federal statutory rate primarily due to favorable adjustments to state tax credits which are partially offset by the unfavorable impact of adjustments to deferred taxes due to changes in state tax laws and permanent differences. For 2011, the effective tax rate differed from the U.S. federal statutory rate primarily due to the unfavorable impact of permanent differences offset by a benefit for state income taxes. The lower effective tax rate for 2012 as compared to 2011 was primarily driven by the impact of favorable adjustments to state tax credits in 2012 and the lower rate impact of permanent differences in 2012 due to the significantly greater amount of pre-tax income.
Net income
Net income was $119.0 million in 2012, compared to $17.1 million in 2011. The 2012 and 2011 results included after tax losses on extinguishments of long-term debt of $10.5 million and $72.5 million, respectively. Other significant factors and events causing the net changes from 2011 to 2012 are discussed above.
Adjusted EBITDA
Adjusted EBITDA was $766.6 million in 2012, an increase of $49.3 million, or 6.9%, compared to $717.3 million in 2011. As a percentage of net sales, Adjusted EBITDA was 7.6% and 7.5% in 2012 and 2011, respectively.
We have included a reconciliation of EBITDA and Adjusted EBITDA for 2012 and 2011 in the table below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. See “Selected Financial Data” included elsewhere in this report for a reconciliation of EBITDA to cash flows from operating activities.

(in millions)	Years Ended December 31,
	2012	2011
Net income	$119.0	$17.1
Depreciation and amortization	210.2	204.9
Income tax expense	67.1	11.2
Interest expense, net	307.4	324.2
EBITDA	703.7	557.4

Adjustments:
Non-cash equity-based compensation	22.1	19.5
Sponsor fee	5.0	5.0
Consulting and debt-related professional fees	0.6	5.1
Net loss on extinguishments of long-term debt	17.2	118.9
Other adjustments (1)	18.0	11.4
Total adjustments	62.9	159.9

Adjusted EBITDA	$766.6	$717.3

(1)	Other adjustments include certain retention costs, equity investment income and a litigation loss in the fourth quarter of 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$9,602.4	100.0%	$8,801.2	100.0%
Cost of sales	8,018.9	83.5	7,410.4	84.2

Gross profit	1,583.5	16.5	1,390.8	15.8

Selling and administrative expenses	990.1	10.3	932.1	10.6
Advertising expense	122.7	1.3	106.0	1.2

Income from operations	470.7	4.9	352.7	4.0

Interest expense, net	(324.2)	(3.4)	(391.9)	(4.4)
Net (loss) gain on extinguishments of long-term debt	(118.9)	(1.2)	2.0	—
Other income, net	0.7	—	0.2	—

Income (loss) before income taxes	28.3	0.3	(37.0)	(0.4)

Income tax (expense) benefit	(11.2)	(0.1)	7.8	0.1

Net income (loss)	$17.1	0.2%	$(29.2)	(0.3)%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$5,334.4	55.6%	$4,833.6	54.9%	$500.8	10.4%
Public	3,757.2	39.1	3,560.6	40.5	196.6	5.5
Other	510.8	5.3	407.0	4.6	103.8	25.5
Total net sales	$9,602.4	100.0%	$8,801.2	100.0%	$801.2	9.1%

(1)	There were 255 and 254 selling days in the years ended December 31, 2011 and 2010, respectively. On an average daily basis, total net sales increased 8.7%.

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
Gross profit
Gross profit increased $192.7 million, or 13.9%, to $1,583.5 million in 2011, compared to $1,390.8 million in 2010. As a percentage of total net sales, gross profit was 16.5% in 2011, up from 15.8% in 2010. Gross profit margin increased 70 basis points between years, primarily due to favorable price/mix changes within product margin across most product categories of 30 basis points, and a higher mix of commission and net service contract revenue of 20 basis points. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales amount. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses
Selling and administrative expenses increased $58.0 million, or 6.2%, to $990.1 million in 2011, compared to $932.1 million in 2010. The increase was primarily due to higher payroll costs of $62.1 million driven by increased sales commissions and other variable compensation costs consistent with higher sales and gross profit and an increase in the number of coworkers in 2011. Our sales force increased to 3,636 coworkers at December 31, 2011, compared to 3,405 coworkers at December 31, 2010, while total coworker count increased to 6,745 coworkers at December 31, 2011, compared to 6,268 coworkers at December 31, 2010. We also had increases in profit sharing/401(k) expense of $4.9 million, travel and entertainment expense of $3.7 million and bad debt expense of $2.7 million. These increases were partially offset by lower consulting and debt-related professional fees of $10.0 million, lower depreciation and amortization expense of $4.2 million, lower healthcare benefits expense of $3.6 million and lower sales and use tax expense of $3.3 million.
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
Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$331.6	6.2%	$256.2	5.3%	29.4%
Public	233.3	6.2	193.0	5.4	20.9
Other	17.5	3.4	14.3	3.5	22.3
Headquarters (2)	(111.7)	nm	(110.8)	nm	(0.8)
Total income from operations	$470.7	4.9%	$352.7	4.0%	33.5%

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
Interest expense, net
At December 31, 2011, our outstanding long-term debt totaled $4,066.0 million, compared to $4,289.1 million at December 31, 2010. Net interest expense in 2011 was $324.2 million, a decrease of $67.7 million compared to $391.9 million in 2010. Interest expense was reduced by $19.4 million in 2011 due to a decrease in the long-term accrued interest liability associated with the extinguishment of $1,078.0 million of senior notes due 2015. The long-term accrued interest liability represents the difference between interest expense previously recognized under the effective interest method and actual interest paid. The remaining decrease of $48.3 million was primarily due to lower effective interest rates in 2011 resulting from the termination of our interest rate swaps in January 2011 and the debt refinancing activities completed during the first half of 2011, partially offset by non-cash gains on hedge ineffectiveness recorded to interest expense in the prior year.
Net (loss) gain on extinguishments of long-term debt
During 2011, we recorded a net loss on extinguishments of long-term debt of $118.9 million compared to a net gain on extinguishments of long-term debt of $2.0 million in 2010.
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
During 2010, we recorded a net gain of $2.0 million on the extinguishments of long-term debt resulting from two transactions. In March 2010, we repurchased $28.5 million of principal amount of senior subordinated notes due 2017 for a purchase price of $18.6 million. We recorded a gain of $9.2 million representing the difference between the purchase price, including expenses paid to the debt holders and agent, and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. The $28.5 million in principal amount of senior subordinated notes due 2017 that was repurchased was exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation. In December 2010, we extinguished $500.0 million of the outstanding principal balance of our senior secured term loan facility funded by proceeds from the issuance of 8.0% senior secured notes due 2018. We recorded a loss of $7.2 million on the extinguishment of the senior secured term loan facility, representing a write-off of a portion of the unamortized deferred financing costs. There was no additional gain or loss resulting from the paydown of the debt balance, as the cash paid equaled the principal amount of the debt extinguished.
Income tax (expense) benefit
The effective income tax rate was 39.7% and 21.1% for 2011 and 2010, respectively.
For 2011, the effective tax rate differed from the U.S. federal statutory rate primarily due to the unfavorable impact of permanent differences relative to pre-tax income. The effective tax rate for 2010 reflects the unfavorable impact of permanent differences relative to a small pre-tax loss.
Net income (loss)
Net income was $17.1 million in 2011, compared to a net loss of $29.2 million in 2010.
Adjusted EBITDA
Adjusted EBITDA was $717.3 million in 2011, an increase of $115.4 million, or 19.2%, compared to $601.8 million in 2010. As a percentage of net sales, Adjusted EBITDA was 7.5% and 6.8% in 2011 and 2010, respectively.
We have included a reconciliation of EBITDA and Adjusted EBITDA for 2011 and 2010 in the table below. EBITDA is defined as consolidated net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. See “Selected Financial Data” included elsewhere in this report for a reconciliation of EBITDA to cash flows from operating activities.

(in millions)	Years Ended December 31,
	2011	2010
Net income (loss)	$17.1	$(29.2)
Depreciation and amortization	204.9	209.4
Income tax expense (benefit)	11.2	(7.8)
Interest expense, net	324.2	391.9
EBITDA	557.4	564.3

Adjustments:
Non-cash equity-based compensation	19.5	11.5
Sponsor fee	5.0	5.0
Consulting and debt-related professional fees	5.1	15.1
Net loss (gain) on extinguishments of long-term debt	118.9	(2.0)
Other adjustments (1)	11.4	7.9
Total adjustments	159.9	37.5

Adjusted EBITDA	$717.3	$601.8

(1)	Other adjustments include certain retention costs and equity investment income.
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

Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$317.4	$214.7	$423.7
Investing activities	(41.7)	(56.0)	(125.4)

Net change in accounts payable - inventory financing	(29.5)	250.5	3.2
Other financing activities	(308.5)	(345.9)	(353.3)
Financing activities	(338.0)	(95.4)	(350.1)

Effect of exchange rate changes on cash and cash equivalents	0.3	—	0.4
Net (decrease) increase in cash and cash equivalents	$(62.0)	$63.3	$(51.4)
Operating Activities
Net cash provided by operating activities for 2012 increased $102.7 million compared to 2011. The increase was primarily driven by changes in assets and liabilities, resulting in a $148.9 million increase in net cash provided by operating activities between periods. Despite a 2012 fourth quarter increase in net sales of 4.9% between years, accounts receivable remained relatively flat from the prior year end driven by improved collection results, particularly within the Public segment. Accounts receivable in 2011 represented a use of cash of $165.3 million, primarily due to a 2011 fourth quarter increase in net sales of 9.3% from the same period in the prior year. Merchandise inventory also contributed $36.1 million of the increase in cash between years driven by a return to more normalized inventory levels in 2012 following the build-up at the end of 2011 related to the hard drive shortage from the Thailand floods, along with a higher percentage of drop shipments from vendor partners and distributors in 2012 compared to 2011. Partially offsetting these factors in 2012 was a $54.1 million decrease in other assets as we collected $53.3 million in income tax refunds in 2011 that did not repeat in 2012. Net income adjusted for the impact of non-cash items such as losses on extinguishment of long-term debt was $326.8 million in 2012 compared to $373.0 million in 2011, or a decrease of $46.2 million. Improved operating performance in 2012 drove higher net income between years, but also higher net cash income taxes paid. Net cash income taxes paid in 2012 were $123.2 million compared to a net cash tax refund of $20.9 million in 2011. In addition to the $53.3 million in cash tax refunds received in 2011, we also fully utilized our remaining federal net operating tax loss carryforwards during 2011.
Net cash provided by operating activities for 2011 decreased $209.0 million compared to 2010. The decrease was primarily driven by the changes in assets and liabilities, resulting in a $323.6 million reduction in cash between years. For 2011, the changes in assets and liabilities, excluding cash and cash equivalents, reduced cash by $158.3 million compared to a cash contribution of $165.3 million in 2010. The most significant driver of the cash contribution in 2010 was an increase in accounts payable-trade of $269.3 million as we reduced the amount of accelerated payments we made in exchange for early pay discounts at December 31, 2010 compared to the prior year. Accounts payable-trade decreased $19.8 million in 2011 compared to 2010, resulting in a relatively small reduction in cash. Cash flow from operating activities was further reduced by $83.7 million in 2011 compared to 2010 following an increase in accounts receivable between years driven by higher fourth quarter net sales in 2011. During 2011, we collected $53.3 million in cash tax refunds which reduced other assets between years, resulting in an increase in cash flow from operating activities. Net income, adjusting for the impact of non-cash items such as losses on extinguishment of long-term debt, increased $114.6 million between years reflecting our improved operating results in 2011.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	December 31,
	2012	2011	2010
Days of sales outstanding (DSO) (1)	42	44	43
Days of supply in inventory (DIO) (2)	14	15	15
Days of purchases outstanding (DPO) (3)	(32)	(32)	(26)
Cash conversion cycle	24	27	32

(1)
Represents the rolling three month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales. Also incorporates components of other miscellaneous receivables.

(2)	Represents the rolling three month average of the balance of inventory at the end of the period divided by average daily cost of goods sold for the same three month period.

(3)
Represents the rolling three month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of goods sold for the same three month period.

The cash conversion cycle decreased to 24 days at December 31, 2012 compared to 27 days at December 31, 2011, driven by improvements in DSO and DIO. The DSO decline was primarily related to improved collections in the Public segment. The DIO decline was primarily related to an increase in the percentage of products delivered to customers via drop-shipment in 2012 compared to 2011, which had the effect of increasing cost of sales without a corresponding increase in inventory-related working capital.
The cash conversion cycle decreased to 27 days at December 31, 2011 compared to 32 days at December 31, 2010, driven by a six-day increase in DPO. The increase in DPO reflected a higher combined balance of accounts payable-trade and accounts payable-inventory financing at December 31, 2011 compared to December 31, 2010 as purchase volumes increased to support higher net sales and we received more favorable payment terms for payables related to certain vendors. The one-day increase in DSO primarily reflected our overall sales growth and a higher proportion of government sales in the fourth quarter of 2011 compared to the same period in 2010.
Investing Activities
Net cash used in investing activities in 2012 decreased $14.3 million compared to 2011. This decline was primarily due to a reduction in cash payments between years of $6.6 million related to interest rate swap agreements, as the $6.6 million paid in 2011 reflected the final payment upon termination of the swap agreements on January 14, 2011. Capital expenditures were $41.4 million for 2012 and $45.7 million for 2011, primarily for improvements to our information technology systems during both years. During 2012 and 2011, we paid $0.3 million and $3.7 million, respectively, for new interest rate cap agreements.
Net cash used in investing activities in 2011 decreased $69.4 million compared to 2010. This decline was primarily due to a reduction in cash payments between years of $71.5 million under our interest rate swap agreements, as the $6.6 million paid in 2011 reflected the final payment upon termination of the swap agreements. Capital expenditures were $45.7 million for 2011 and $41.5 million for 2010, primarily for improvements to our information technology systems during both years. During 2011 and 2010, we paid $3.7 million and $5.9 million, respectively, for new interest rate cap agreements.
Financing Activities
Net cash used in financing activities increased $242.6 million in 2012 compared to 2011. This change was primarily driven by 2011 net inflows from accounts payable-inventory financing of $250.5 million compared to 2012 outflows of $29.5 million, resulting in a total impact on the change in cash used in financing activities of $280.0 million from accounts payable-inventory financing. The reduction in cash during 2012 from accounts payable-inventory financing was primarily due to the termination of one of our inventory financing agreements in the first quarter of 2012, with amounts owed for subsequent purchases being included in accounts payable-trade on the consolidated balance sheet and classified as cash flows from operating activities on the consolidated statement of cash flows. As discussed below under “Inventory Financing Arrangements,” in June 2011 we entered into a new inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from a certain vendor. Inventory purchases from this vendor under the June 2011 inventory financing agreement are included in accounts payable-inventory financing and reported as cash flows from financing activities. The net impact of our debt transactions resulted in cash outflows of $310.6 million during 2012 and $346.5 million during 2011 as cash was used in each period to reduce our total long-term debt. Each debt transaction is described below under "Long-Term Debt and Financing Arrangements".
Net cash used in financing activities decreased $254.7 million in 2011 compared to 2010, primarily driven by higher cash inflows of $247.3 million from accounts payable-inventory financing. As discussed below under “Inventory Financing Arrangements,” in June 2011 we entered into a new inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from a certain vendor. Inventory purchases from this vendor under the new agreement are included in accounts payable-inventory financing and reported as cash flows from financing activities. A combination of the increase in overall purchase volume under inventory financing agreements to support higher net sales in 2011 along with more favorable payment terms under the new inventory financing agreement drove the majority of the increase in cash flows from financing activities during 2011 compared to 2010. The net impact of our debt transactions resulted in cash outflows of $346.5 million during 2011 compared to cash outflows of $352.7 million during 2010 as cash was used in each period to reduce our total long-term debt. Each debt transaction is described below under "Long-Term Debt and Financing Arrangements".
Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)		December 31,
	Interest rate (1)	2012	2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Unamortized premium on senior notes due 2019		5.0	—
Senior subordinated notes due 2017	12.535%	621.5	721.5
Senior notes due 2015	—%	—	129.0
Total long-term debt		3,771.0	4,066.0
Less current maturities of long-term debt		(40.0)	(201.0)
Long-term debt, excluding current maturities		$3,731.0	$3,865.0
(1)    Weighted-average interest rate as of December 31, 2012.
As of December 31, 2012, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At December 31, 2012, we had no outstanding borrowings under the Revolving Loan, $1.7 million of undrawn letters of credit and $275.9 million reserved related to the floorplan sub-facility.
On June 24, 2011, we entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increased the overall revolving credit facility capacity available to us from $800.0 million to $900.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) added a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the maturity of the non-extended portion of our senior secured term loan facility, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) increased the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increased the applicable interest rate margin, and (vi) incorporated a $300.0 million floorplan sub-facility, which was increased to $400.0 million on August 2, 2011. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $1.6 million in the consolidated statement of operations for the year ended December 31, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.

As described in Note 5 to the consolidated financial statements, we have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers. In connection with the floorplan sub-facility, we entered into the Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and noninterest bearing. We will either pay the outstanding Revolving Loan inventory financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of December 31, 2012, the financial intermediary reported an outstanding balance of $267.9 million under the Revolving Loan inventory financing agreement, which did not reflect payments we made on December 31, 2012. The total amount reported on the consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $19.6 million less than the $267.9 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $8.0 million in reserves for open orders that reduce the availability under the Revolving Loan. Changes in cash flows from the Revolving Loan inventory financing agreement are reported in financing activities on the consolidated statement of cash flows.
Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon our average daily excess cash availability under the agreement and is subject to a reduction of 0.25% if, and for as long as, the senior secured leverage ratio is less than 3.0. The senior secured leverage ratio is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements and capital leases) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP measure, for the four most recently ended fiscal quarters. For the four quarters ended December 31, 2012, the senior secured leverage ratio was 2.4.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2012, the borrowing base was $1,018.2 million as supported by eligible inventory and accounts receivable balances as of November 30, 2012. We could have borrowed up to an additional $622.4 million under the Revolving Loan at December 31, 2012.
CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should we fall below the minimum average daily excess cash availability requirement for five consecutive business days, we become subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.
Senior Secured Term Loan Facility (“Term Loan”)
At December 31, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended loans due October 10, 2014 and $918.2 million of extended loans due July 15, 2017. The effective weighted-average interest rate on Term Loan principal amounts outstanding on December 31, 2012 was 3.9% per annum.
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

On March 11, 2011, we entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to extended loans, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to extended loans, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans for the six-month period following the effective date of the amendment. In connection with this amendment, we recorded a loss on extinguishment of long-term debt of $3.2 million in the consolidated statement of operations for the year ended December 31, 2011. This loss represented a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.
The Term Loan requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. A mandatory prepayment of approximately $40.0 million will be due in 2013 under the excess cash flow provision with respect to the year ended December 31, 2012. The payment is due within ten business days of filing this report with the SEC. On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount. The prepayment was allocated on a pro rata basis between the extended and non-extended loans. The optional prepayment satisfied the excess cash flow payment requirement. We were required to make a mandatory prepayment of $201.0 million under the excess cash flow provision with respect to the year ended December 31, 2011. The requirement was satisfied through $180.0 million of optional prepayments in February 2012 and $21.0 million of mandatory prepayments in March 2012. The prepayments were allocated on a pro rata basis between the extended and non-extended loans. On March 16, 2011, we made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010, under the excess cash flow provision.
CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates.
The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis and is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP financial measure, for the most recently ended four fiscal quarters. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended December 31, 2012 was required to be at or below 6.75. For the four quarters ended December 31, 2012, the senior secured leverage ratio was 2.4. The senior secured leverage ratio requirement is a material component of the Term Loan. Non-compliance with the senior secured leverage ratio requirement would result in a default under the credit agreement governing the Term Loan and could prevent us from borrowing under our Revolving Loan. If there were an event of default under the credit agreement governing the Term Loan that was not cured or waived, the lenders under the Term Loan could cause all amounts outstanding under the Term Loan to be due and payable immediately, which would have a material adverse effect on our financial position and cash flows. For a discussion of net cash provided by (used in) operating activities, investing activities and financing activities, see “Cash Flows” above. For a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities, see “Selected Financial Data.”
We are required to maintain interest rate derivative arrangements to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements in effect at December 31, 2012 as described in Note 8 to the consolidated financial statements, we have satisfied this requirement through January 14, 2015.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At December 31, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Secured Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note indenture does not contain any financial covenants.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)
At December 31, 2012, there were no outstanding Senior Notes due 2015.
On April 13, 2011, we completed a cash tender offer (the “Initial Senior Notes due 2015 Tender Offer”) and purchased $665.1 million aggregate principal amount of Senior Notes due 2015 comprised of $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes. We concurrently issued $725.0 million aggregate principal amount of Senior Notes (as defined below). The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes due 2015, including $665.1 million aggregate principal amount of Senior Notes due 2015, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.
On May 20, 2011, we completed a follow-on cash tender offer (the “Follow-on Senior Notes due 2015 Tender Offer,” and together with the Initial Senior Notes due 2015 Tender Offer, the “Senior Notes due 2015 Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes due 2015 comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. We concurrently issued $450.0 million in aggregate principal amount of additional Senior Notes. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes due 2015, including $412.8 million aggregate principal amount of Senior Notes due 2015, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses.
In connection with the Senior Notes due 2015 Tender Offers, we recorded a loss on extinguishment of long-term debt of $114.1 million in the consolidated statement of operations for the year ended December 31, 2011. This loss represented $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes due 2015. In connection with the issuance of Senior Notes, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the effective interest method.
On February 2, 2012, we commenced a tender offer to purchase any and all of the remaining $129.0 million aggregate principal amount of Senior Notes due 2015. On February 17, 2012, we accepted for purchase $120.6 million principal amount of the outstanding Senior Notes due 2015 that were tendered. On March 5, 2012, we accepted for purchase an additional $0.1 million aggregate principal amount of the outstanding Senior Notes due 2015 that were tendered prior to the expiration of the tender offer on March 2, 2012. On March 19, 2012, we redeemed the remaining $8.3 million aggregate principal amount that was not tendered.
We funded the purchases and redemptions of the Senior Notes due 2015 with the issuance of $130.0 million aggregate principal amount of additional Senior Notes on February 17, 2012. The proceeds from this issuance, together with cash on hand and borrowings under the Revolving Loan, funded the payment of $129.0 million aggregate principal amount of Senior Notes due 2015, $7.9 million in tender and redemption premiums and $5.0 million of accrued and unpaid interest, along with transaction fees and expenses.
In connection with these transactions, we recorded a loss on extinguishment of long-term debt of $9.4 million in the consolidated statement of operations for the year ended December 31, 2012. This loss represented $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes due 2015.

8.5% Senior Notes due 2019 (“Senior Notes”)
As discussed above, on April 13, 2011, we issued $725.0 million principal amount of Senior Notes and on May 20, 2011, we issued an additional $450.0 million principal amount of Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes due 2015 Tender Offers.
On February 17, 2012, we issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the Senior Notes and is being amortized as a reduction of interest expense over the term of the related debt. At December 31, 2012, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $5.0 million in unamortized premium. The Senior Notes mature on April 1, 2019.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At December 31, 2012, the outstanding principal amount of the Senior Subordinated Notes was $621.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017.
On December 21, 2012, we redeemed $100.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $100.0 million aggregate principal amount, $6.3 million of redemption premium and $2.3 million in accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $7.8 million in the consolidated statement of operations for the year ended December 31, 2012. This loss represented $6.3 million in redemption premium and $1.5 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.
On March 10, 2010, one of our 100% owned subsidiaries purchased $28.5 million of principal amount of Senior Subordinated Notes for a purchase price of $18.6 million. We recorded a gain on the extinguishment of long-term debt of $9.2 million in the consolidated statement of operations for the year ended December 31, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. These amounts are classified separately as accounts payable-inventory financing on the consolidated balance sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due.

The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	December 31,
	2012	2011
Revolving Loan inventory financing agreement	$248.3	$240.7
Other inventory financing agreements	0.9	38.0
Accounts payable-inventory financing	$249.2	$278.7
We maintain a senior secured asset-based revolving credit facility as described in Note 7 to our consolidated financial statements, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we maintain an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing. At December 31, 2012 and 2011, we reported $248.3 million $240.7 million, respectively, for this agreement within accounts payable-inventory financing in the consolidated balance sheets.
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. During the first quarter of 2012, we terminated one of these agreements; amounts owed for subsequent purchases of this product line are included in accounts payable-trade on the consolidated balance sheet. At December 31, 2011, $30.3 million owed under this agreement was reported within accounts payable-inventory financing on the consolidated balance sheet.
Of the total amounts owed under other inventory financing agreements at December 31, 2012 and 2011, $0.9 million and $7.7 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases and asset retirement obligations. The following table presents our estimated future payments under contractual obligations that existed as of December 31, 2012, based on undiscounted amounts.

(in millions)	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Revolving Loan (1)	$—	$—	$—	$—	$—
Term Loan (2)	1,533.4	91.7	493.6	948.1	—
Senior Secured Notes (3)	740.0	40.0	80.0	80.0	540.0
Senior Notes (3)	2,026.1	110.9	221.9	221.9	1,471.4
Senior Subordinated Notes (3)	1,010.4	77.9	155.8	776.7	—
Operating leases (4)	106.2	18.3	35.9	23.7	28.3
Asset retirement obligations (5)	0.5	—	—	0.5	—
Total	$5,416.6	$338.8	$987.2	$2,050.9	$2,039.7

(1)	Includes only principal payments. Excludes interest payments and fees related to this facility because of variability with respect to the timing of advances and repayments.

(2)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for the variable rate debt were calculated using interest rates as of December 31, 2012. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is calculated using the stated interest rate. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. See "Subsequent Events" for a description of refinancing transactions entered into in 2013.

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
Commitments and Contingencies
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state and local authorities, by various partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
As of December 31, 2012, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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
Revenues from the sales of hardware products or software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from our warehouse, (ii) via drop-shipment by the vendor or supplier, or (iii) via electronic delivery for software licenses. At the time of sale, we record an estimate for sales returns and allowances based on historical experience. Our vendor partners warrant most of the products we sell.
We leverage drop-shipment arrangements with many of our vendors and suppliers to deliver products to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. We recognize revenue on a gross basis as the principal in the transaction because we are the primary obligor in the arrangement, we assume inventory risk if the product is returned by the customer, we set the price of the product charged to the customer, we assume credit risk for the amounts invoiced, and we work closely with our customers to determine their hardware and software specifications. These arrangements generally represent approximately 40% to 50% of total net sales, including approximately 10% to 15% related to electronic delivery for software licenses.
Revenue from professional services is either recognized as incurred for services billed at an hourly rate or recognized using a proportional performance model for services provided at a fixed fee. Revenue from Software as a Service arrangements, Infrastructure as a Service arrangements, and data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period service is provided.
We also sell certain products for which we act as an agent. Products in this category include the sale of third-party services, warranties, software assurance (“SA”) or third-party hosted Software as a Service and Infrastructure as a Service arrangements. SA is a product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.
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
We perform an analysis of the estimated number of days of sales in-transit to customers at the end of each period based on a weighted-average analysis of commercial delivery terms that includes drop-shipment arrangements. This analysis is the basis upon which we estimate the amount of sales in-transit at the end of the period and adjust revenue and the related costs to reflect only what has been received by the customer. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on our revenue recognition for the period.
Inventory Valuation
Inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. Price protection is recorded when earned as a reduction to the cost of inventory. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Vendor Programs
We receive incentives from certain of our vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written agreements with specified performance requirements with the vendors and are recorded as adjustments to cost of sales or inventory, depending on the nature of the incentive. Vendors may change the terms of some or all of these programs, which could have an impact on our results of operations.
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

Goodwill and Other Intangible Assets
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level. Our reporting units used to assess potential goodwill impairment are the same as our operating segments. We are required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. We have the option of performing a qualitative assessment of a reporting unit's fair value from the last quantitative assessment or performing a quantitative assessment by comparing a reporting unit's estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the reporting units’ fair value in an orderly transaction between market participants. Under the income approach, we determine fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, we utilize valuation multiples derived from publicly available information for peer group companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. We have weighted the income approach and the market approach at 75% and 25%, respectively.
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

Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which was intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit's fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, which amended guidance on the presentation of comprehensive income. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It required an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, the FASB issued ASU 2011-12 in December 2011, which deferred changes in ASU 2011-05 that relate to the presentation of reclassification adjustments between other comprehensive income and net income. The guidance did not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. These updates were to be applied retrospectively and were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012. As this guidance impacts presentation only, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In May 2011, the FASB issued ASU 2011-04. The new guidance resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The new guidance did not extend the use of fair value accounting, but provided guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. This update was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Subsequent Events
On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount of the Term Loan. The prepayment was allocated on a pro rata basis between the extended and non-extended loans. The optional prepayment satisfied the excess cash flow payment provision of the Term Loan with respect to the year ended December 31, 2012.
On February 6, 2013, we called for redemption $50.0 million aggregate principal amount of our outstanding Senior Subordinated Notes. The redemption price of the Senior Subordinated Notes was 106.268% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption, which was March 8, 2013. In connection with this redemption, we expect to record a loss on extinguishment of long-term debt of $3.9 million in our consolidated statement of operations in the first quarter of 2013. This loss represents the redemption premium and the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.

Item 7A. Quantitative and Qualitative Disclosures of Market Risks
Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior secured asset-based revolving credit facility and our senior secured term loan facility are floating and, therefore, are subject to fluctuations. In order to manage the risk associated with changes in interest rates on borrowings under our senior secured term loan facility, we have entered into interest rate derivative agreements to economically hedge a portion of the cash flows associated with the facility. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate fluctuations.
We utilize interest rate caps for the purpose of limiting current and future exposure to interest rate risk on our floating-rate debt under the senior secured term loan facility.
In November 2012, the Company entered into six interest rate cap agreements with a combined $650.0 million notional amount. Under these agreements, the Company made premium payments totaling $0.3 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period. The cap agreements are effective from January 14, 2013 through January 14, 2015.
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
These interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for accounting purposes. Instead, these agreements are recorded at fair value on the Company's consolidated balance sheet each period, with changes in fair value recorded directly to interest expense, net in the Company's consolidated statements of operations each period.
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
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for the years ended December 31, 2012 and December 31, 2011. Our audit also includes the financial statement schedule listed in the Index at Item 15(a)(2) for the information presented for the years ended December 31, 2012 and December 31, 2011. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDW Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDW Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 8, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of CDW Corporation:

In our opinion, the consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year ended December 31, 2010 present fairly, in all material respects, the results of operations and cash flows of CDW Corporation for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, IL
March 4, 2011, except for the effects of the revision discussed in Note 1 (not presented herein) and Note 5 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2011 annual report on Form 10-K, as to which the date is September 23, 2011

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share-related amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$37.9	$99.9
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.4, respectively	1,265.1	1,254.9
Merchandise inventory	314.6	321.7
Miscellaneous receivables	148.5	143.6
Deferred income taxes	14.1	24.6
Prepaid expenses and other	34.6	34.7
Total current assets	1,814.8	1,879.4
Property and equipment, net	142.7	154.3
Goodwill	2,209.3	2,208.4
Other intangible assets, net	1,478.5	1,636.0
Deferred financing costs, net	53.2	68.5
Other assets	1.6	3.0
Total assets	$5,700.1	$5,949.6

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable-trade	$518.6	$517.8
Accounts payable-inventory financing	249.2	278.7
Current maturities of long-term debt	40.0	201.0
Deferred revenue	37.9	27.8
Accrued expenses:
Compensation	99.4	106.6
Interest	50.7	54.9
Sales taxes	22.6	23.1
Advertising	33.9	38.8
Other	96.0	92.6
Total current liabilities	1,148.3	1,341.3
Long-term liabilities:
Debt	3,731.0	3,865.0
Deferred income taxes	624.3	692.0
Accrued interest	8.0	13.0
Other liabilities	52.0	45.6
Total long-term liabilities	4,415.3	4,615.6

Commitments and contingencies
Shareholders’ equity (deficit):
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 914,935 and 913,063 shares issued, respectively; 914,259 and 912,706 shares outstanding, respectively	—	—
Paid-in capital	2,209.1	2,186.1
Accumulated deficit	(2,073.0)	(2,191.3)
Accumulated other comprehensive income (loss)	0.4	(2.1)
Total shareholders’ equity (deficit)	136.5	(7.3)
Total liabilities and shareholders’ equity (deficit)	$5,700.1	$5,949.6
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions)

	Years Ended December 31,
	2012	2011	2010
Net sales	$10,128.2	$9,602.4	$8,801.2
Cost of sales	8,458.6	8,018.9	7,410.4
Gross profit	1,669.6	1,583.5	1,390.8
Selling and administrative expenses	1,029.5	990.1	932.1
Advertising expense	129.5	122.7	106.0
Income from operations	510.6	470.7	352.7
Interest expense, net	(307.4)	(324.2)	(391.9)
Net (loss) gain on extinguishments of long-term debt	(17.2)	(118.9)	2.0
Other income, net	0.1	0.7	0.2
Income (loss) before income taxes	186.1	28.3	(37.0)
Income tax (expense) benefit	(67.1)	(11.2)	7.8
Net income (loss)	$119.0	$17.1	$(29.2)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$119.0	$17.1	$(29.2)
Change in unrealized loss on interest rate swap agreements, net of tax	—	—	(32.1)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net income (loss), net of tax	—	1.9	47.3
Foreign currency translation adjustment	2.5	(1.8)	3.9
Other comprehensive income, net of tax	2.5	0.1	19.1
Comprehensive income (loss)	$121.5	$17.2	$(10.1)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (in millions)

	Total Shareholders’ Equity (Deficit)	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$(44.7)	$—	$—	$2,155.4	$(2,178.8)	$(21.3)
Equity-based compensation expense	11.5	—	—	11.5	—	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.2)	—	—	(0.2)	—	—
Net loss	(29.2)	—	—	—	(29.2)	—
Change in unrealized loss on interest rate swap agreements, net of tax	(32.1)	—	—	—	—	(32.1)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	47.3	—	—	—	—	47.3
Foreign currency translation adjustment	3.9	—	—	—	—	3.9
Balance at December 31, 2010	$(43.5)	$—	$—	$2,166.7	$(2,208.0)	$(2.2)
Equity-based compensation expense	19.5	—	—	19.5	—	—
Investment from CDW Holdings LLC	1.0	—	—	1.0	—	—
Repurchase of Class B Common Shares	(0.4)	—	—	—	(0.4)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.1)	—	—	(1.1)	—	—
Net income	17.1	—	—	—	17.1	—
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net income, net of tax	1.9	—	—	—	—	1.9
Foreign currency translation adjustment	(1.8)	—	—	—	—	(1.8)
Balance at December 31, 2011	$(7.3)	$—	$—	$2,186.1	$(2,191.3)	$(2.1)
Equity-based compensation expense	22.1	—	—	22.1	—	—
Investment from CDW Holdings LLC	2.8	—	—	2.8	—	—
Repurchase of Class B Common Shares	(0.7)	—	—	—	(0.7)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.4)	—	—	(1.4)	—	—
Incentive compensation plan units withheld for taxes	(0.5)	—	—	(0.5)	—	—
Net income	119.0	—	—	—	119.0	—
Foreign currency translation adjustment	2.5	—	—	—	—	2.5
Balance at December 31, 2012	$136.5	$—	$—	$2,209.1	$(2,073.0)	$0.4
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$119.0	$17.1	$(29.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	210.2	204.9	209.4
Equity-based compensation expense	22.1	19.5	11.5
Deferred income taxes	(56.3)	(10.2)	(4.3)
Allowance for doubtful accounts	—	0.4	(1.3)
Amortization of deferred financing costs and debt premium	13.6	15.7	18.0
Net loss (gain) on extinguishments of long-term debt	17.2	118.9	(2.0)
Realized loss on interest rate swap agreements	—	2.8	51.5
Mark to market loss on interest rate derivatives	0.9	4.2	4.7
Net loss on sale and disposals of assets	0.1	0.3	0.7
Other	—	(0.6)	(0.6)
Changes in assets and liabilities:
Accounts receivable	(8.6)	(165.3)	(81.5)
Merchandise inventory	7.1	(29.0)	(34.9)
Other assets	(3.8)	50.3	(61.9)
Accounts payable-trade	0.8	(19.8)	269.3
Other current liabilities	(3.9)	21.5	77.8
Long-term liabilities	(1.0)	(16.0)	(3.5)
Net cash provided by operating activities	317.4	214.7	423.7

Cash flows from investing activities:
Capital expenditures	(41.4)	(45.7)	(41.5)
Cash settlements on interest rate swap agreements	—	(6.6)	(78.2)
Premium payments on interest rate cap agreements	(0.3)	(3.7)	(5.9)
Proceeds from sale of assets and other	—	—	0.2
Net cash used in investing activities	(41.7)	(56.0)	(125.4)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	289.0	1,295.0	770.8
Repayments of borrowings under revolving credit facility	(289.0)	(1,483.2)	(1,074.1)
Repayments of long-term debt	(201.0)	(132.0)	(16.5)
Proceeds from issuance of long-term debt	135.7	1,175.0	500.0
Payments to extinguish long-term debt	(243.2)	(1,175.0)	(518.6)
Payments of debt financing costs	(2.1)	(26.3)	(14.3)
Investment from CDW Holdings LLC, net	2.8	1.0	—
Net change in accounts payable-inventory financing	(29.5)	250.5	3.2
Repurchase of Class B common shares	(0.7)	(0.4)	—
Principal payments under capital lease obligations	—	—	(0.6)
Net cash used in financing activities	(338.0)	(95.4)	(350.1)

Effect of exchange rate changes on cash and cash equivalents	0.3	—	0.4

Net (decrease) increase in cash and cash equivalents	(62.0)	63.3	(51.4)

Cash and cash equivalents – beginning of period	99.9	36.6	88.0

Cash and cash equivalents – end of period	$37.9	$99.9	$36.6

Supplementary disclosure of cash flow information:
Interest paid, including cash settlements on interest rate swap agreements	$(302.7)	$(332.9)	$(377.0)
Taxes (paid) refunded, net	$(123.2)	$20.9	$(48.0)
Non-cash investing and financing activities:
Capital expenditures accrued in accounts payable-trade	$0.5	$1.1	$—
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the U.S. and Canada. The Company's offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
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
On August 6, 2010, CDW Finance Corporation, a Delaware corporation, was formed for the sole purpose of acting as a co-issuer of certain debt obligations as described in Note 7. CDW Finance Corporation is 100% owned by Parent and does not hold any material assets or engage in any business activities or operations.
Throughout this report, the terms “the Company” and “CDW” refer to Parent and its 100% owned subsidiaries.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Merchandise Inventory
Inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. Price protection is recorded when earned as a reduction to the cost of inventory. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions.
Miscellaneous Receivables
Miscellaneous receivables generally consist of amounts due from vendors. The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written vendor agreements with specified performance requirements and are recorded as adjustments to cost of sales or inventory, depending on the nature of the incentive.
Property and Equipment
Property and equipment are stated at cost. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the initial lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The following table shows estimated useful lives of property and equipment:

Classification	Estimated Useful Lives
Machinery and equipment	5 to 10 years
Building and leasehold improvements	5 to 25 years
Computer and data processing equipment	3 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	5 to 10 years
The Company has asset retirement obligations associated with commitments to return property subject to operating leases to original condition upon lease termination. The Company’s asset retirement liability was $0.5 million as of December 31, 2012 and 2011.
Goodwill and Other Intangible Assets
The Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has the option of performing a qualitative assessment of a reporting unit's fair value from the last quantitative assessment or performing a quantitative assessment by comparing a reporting unit's estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. This assessment uses significant accounting judgments, estimates and assumptions. Any changes in the judgments, estimates or assumptions used could produce significantly different results. During the years ended December 31, 2012, 2011 and 2010, the Company recorded no goodwill impairment charges. See Note 4 for more information on the Company’s evaluations of goodwill for impairment.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives. The cost of computer software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful life of the software. These intangible assets are reviewed for impairment when indicators are present using undiscounted cash flows. The Company uses the undiscounted cash flows, excluding interest charges, to assess the recoverability of the carrying value of such assets. To the extent carrying value exceeds the undiscounted cash flows, an impairment loss is recorded based upon the excess of the carrying value over fair value. In addition, each quarter the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. During the years ended December 31, 2012, 2011 and 2010, no impairment existed with respect to the Company’s intangible assets with determinable lives and no significant changes to the remaining useful lives were necessary. The following table shows estimated useful lives of definite-lived intangible assets:

Classification	Estimated Useful Lives
Customer relationships	11 to 14 years
Trade name	20 years
Internally developed software	3 to 5 years
Other	1 to 10 years
Deferred Financing Costs
Deferred financing costs, such as underwriting, financial advisory, professional fees and other similar fees are capitalized and recognized in interest expense over the estimated life of the related debt instrument using the effective interest method or straight-line method, as applicable.
Derivatives
The Company has entered into interest rate cap and swap agreements for the purpose of economically hedging its exposure to fluctuations in interest rates. These derivatives are recorded at fair value in the Company’s consolidated balance sheets.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.
Accumulated Other Comprehensive Income (Loss)
Unrealized gains or losses on derivatives designated as cash flow hedges and foreign currency translation adjustments are included in shareholders’ equity (deficit) under accumulated other comprehensive income (loss).
The components of accumulated other comprehensive income (loss) are as follows:

(in millions)	December 31,
	2012	2011	2010
Unrealized loss on interest rate swap agreements, net of taxes of $0, $0 and $0.9, respectively	$—	$—	$(1.9)
Foreign currency translation adjustment	0.4	(2.1)	(0.3)
Accumulated other comprehensive income (loss)	$0.4	$(2.1)	$(2.2)
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
Revenues from the sales of hardware products or software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company's warehouse, (ii) via drop-shipment by the vendor or supplier, or (iii) via electronic delivery for software licenses. At the time of sale, the Company records an estimate for sales returns and allowances based on historical experience. The Company's vendor partners warrant most of the products the Company sells.
The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses, thereby increasing efficiency and reducing costs. The Company recognizes revenue for drop-shipment arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination.
Revenue from professional services is either recognized as incurred for services billed at an hourly rate or recognized using a proportional performance model for services provided at a fixed fee. Revenue from Software as a Service arrangements, Infrastructure as a Service arrangements, and data center services, including internet connectivity, web hosting, server co-location and managed services, is recognized over the period service is provided.
The Company also sells certain products for which it acts as an agent. Products in this category include the sale of third-party services, warranties, software assurance (“SA”) or third-party hosted Software as a Service and Infrastructure as a Service arrangements. SA is a product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company records freight billed to its customers as net sales and the related freight costs as a cost of sales.
Deferred revenue includes (1) payments received from customers in advance of providing the product or performing services, and (2) amounts deferred if other conditions of revenue recognition have not been met.
The Company performs an analysis of the estimated number of days of sales in-transit to customers at the end of each period based on a weighted-average analysis of commercial delivery terms that includes drop-shipment arrangements. This analysis is the basis upon which the Company estimates the amount of sales in-transit at the end of the period and adjusts revenue and the related costs to reflect only what has been received by the customer. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on the Company's revenue recognition for the period.
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary is the local currency, the Canadian dollar. Assets and liabilities of this subsidiary are translated at the spot rate in effect at the applicable reporting date and the consolidated results of operations are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity (deficit).
Income Taxes
Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company performs an evaluation of the realizability of deferred tax assets on a quarterly basis. This evaluation requires its use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for unrecognized tax benefits based upon its assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to its unrecognized tax benefits in income tax expense.

2.	Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which was intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit's fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, which amended guidance on the presentation of comprehensive income. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It required an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, the FASB issued ASU 2011-12 in December 2011, which deferred changes in ASU 2011-05 that relate to the presentation of reclassification adjustments between other comprehensive income and net income. The guidance did not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. These updates were to be applied retrospectively and were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012. As this guidance impacts presentation only, the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In May 2011, the FASB issued ASU 2011-04. The new guidance resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The new guidance did not extend the use of fair value accounting, but provided guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. This update was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Property and Equipment
Property and equipment consisted of the following:

(in millions)	December 31,
	2012	2011
Land	$27.7	$27.7
Machinery and equipment	50.9	48.3
Building and leasehold improvements	104.0	102.1
Computer and data processing equipment	56.4	49.7
Computer software	30.2	29.2
Furniture and fixtures	21.6	20.3
Construction in progress	11.9	17.0
Total property and equipment	302.7	294.3
Less accumulated depreciation	160.0	140.0
Net property and equipment	$142.7	$154.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, 2011 and 2010, the Company recorded disposals of $12.2 million, $10.5 million and $11.4 million, respectively, to remove assets that were no longer in use from property and equipment. The Company recorded a pre-tax loss of $0.1 million, $0.3 million and $0.7 million in 2012, 2011 and 2010, respectively, for certain disposed assets that were not fully depreciated.
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $32.0 million, $31.3 million and $38.3 million, respectively.

4.	Goodwill and Other Intangible Assets
As described in Note 1, the Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. The Company also has two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other” for segment reporting purposes. The Company has the option of performing a qualitative assessment of a reporting unit's fair value from the last quantitative assessment or performing a quantitative assessment by comparing a reporting unit's estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, the Company utilized valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples were applied to the reporting units. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, gross margins, operating margins, discount rates and future market conditions, among others.
December 1, 2012 Evaluation
The Company performed its annual evaluation of goodwill as of December 1, 2012. All reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 49%, 44%, 104% and 17% for the Corporate, Public, Canada and CDW Advanced Services reporting units, respectively) and, accordingly, the Company was not required to perform the second step of the goodwill evaluation.
To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. Under the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2012 and the next six years. The Company used a 3.5% long-term assumed consolidated annual revenue growth rate for periods after the six-year forecast. The estimated future cash flows for the Corporate and Public reporting units were discounted at 11.5%; cash flows for the Canada and CDW Advanced Services reporting units were discounted at 11.8% and 12.0%, respectively, based on the future growth rates assumed in the discounted cash flows.
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
To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. Under the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2011 and the next six years. The Company used a 3.5% long-term assumed consolidated annual revenue growth rate for periods after the six-year forecast. The

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated future cash flows for the Corporate, Public and CDW Advanced Services reporting units were discounted at 11.5%; cash flows for the Canada reporting unit were discounted at 12.0% based on the future growth rates assumed in the discounted cash flows.
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
To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. Under the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2010 and the next six years. The Company used a 5% long-term assumed consolidated annual revenue growth rate for periods after the six-year forecast. The estimated future cash flows for the Corporate, Public and Canada reporting units were discounted at 12.0%; cash flows for the CDW Advanced Services reporting unit were discounted at 13.0% given inherent differences in the business model and risk profile.
The following table presents the change in goodwill by segment for the years ended December 31, 2012 and 2011:

(in millions)	Corporate	Public	Other (1)	Consolidated

Balances as of December 31, 2010:
Goodwill	$2,794.4	$1,261.4	$107.1	$4,162.9
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$78.8	$2,209.1

2011 Activity:
Translation adjustment	$—	$—	$(0.7)	$(0.7)
	$—	$—	$(0.7)	$(0.7)

Balances as of December 31, 2011:
Goodwill	$2,794.4	$1,261.4	$106.4	$4,162.2
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$78.1	$2,208.4

2012 Activity:
Translation adjustment	$—	$—	$0.9	$0.9
	$—	$—	$0.9	$0.9

Balances as of December 31, 2012:
Goodwill	$2,794.4	$1,261.4	$107.3	$4,163.1
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$79.0	$2,209.3
(1)Other is comprised of CDW Advanced Services and Canada reporting units.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of intangible assets at December 31, 2012 and 2011:

(in millions)
December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,861.7	$733.3	$1,128.4
Trade name	421.0	109.9	311.1
Internally developed software	97.4	60.1	37.3
Other	3.3	1.6	1.7
Total	$2,383.4	$904.9	$1,478.5

December 31, 2011
Customer relationships	$1,861.4	$593.2	$1,268.2
Trade name	421.0	88.8	332.2
Internally developed software	77.1	43.3	33.8
Other	3.3	1.5	1.8
Total	$2,362.8	$726.8	$1,636.0
Amortization expense related to intangible assets for the years ended December 31, 2012, 2011 and 2010 was $178.2 million, $173.5 million and $171.1 million, respectively.
Estimated future amortization expense related to intangible assets for the next five years is as follows:

(in millions)
Years ending December 31,
2013	$177.4
2014	173.6
2015	166.3
2016	162.2
2017	161.6

5.	Inventory Financing Agreements
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	December 31,
	2012	2011
Revolving Loan inventory financing agreement	$248.3	$240.7
Other inventory financing agreements	0.9	38.0
Accounts payable-inventory financing	$249.2	$278.7
The Company maintains a senior secured asset-based revolving credit facility as described in Note 7, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing. At December 31, 2012 and 2011, the Company reported $248.3 million and

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$240.7 million, respectively, for this agreement within accounts payable-inventory financing on the consolidated balance sheets.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. During the first quarter of 2012, the Company terminated one of these agreements; amounts owed for subsequent purchases of this product line are included in accounts payable-trade on the consolidated balance sheet. At December 31, 2011, $30.3 million owed under this agreement was reported within accounts payable-inventory financing on the consolidated balance sheet.
Of the total amounts owed under other inventory financing agreements at December 31, 2012 and 2011, $0.9 million and $7.7 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.

6.	Lease Commitments
The Company is obligated under various non-cancelable operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2012, 2011 and 2010, rent expense under these lease arrangements was $22.4 million, $21.6 million and $23.9 million, respectively.
During the year ended December 31, 2011, the Company extinguished its capital lease liability of $0.9 million and recorded a net pre-tax gain of $0.6 million in its consolidated statement of operations.
Future minimum lease payments are as follows:

(in millions)
Years ending December 31,
2013	$18.3
2014	18.3
2015	17.6
2016	13.1
2017	10.6
Thereafter	28.3
Total future minimum lease payments	$106.2

7.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)		December 31,
	Interest Rate (1)	2012	2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Unamortized premium on senior notes due 2019		5.0	—
Senior subordinated notes due 2017	12.535%	621.5	721.5
Senior notes due 2015	—%	—	129.0
Total long-term debt		3,771.0	4,066.0
Less current maturities of long-term debt		(40.0)	(201.0)
Long-term debt, excluding current maturities		$3,731.0	$3,865.0
(1)Weighted-average interest rate as of December 31, 2012.
As of December 31, 2012, the Company was in compliance with the covenants under its various credit agreements as described below.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At December 31, 2012, the Company had no outstanding borrowings under the Revolving Loan, $1.7 million of undrawn letters of credit and $275.9 million reserved related to the floorplan sub-facility.
On June 24, 2011, the Company entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaced the Company's previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increased the overall revolving credit facility capacity available to the Company from $800.0 million to $900.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) added a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the maturity of the non-extended portion of the Company's senior secured term loan facility, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) increased the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increased the applicable interest rate margin, and (vi) incorporated a $300.0 million floorplan sub-facility, which was increased to $400.0 million on August 2, 2011. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1.6 million in the Company's consolidated statement of operations for the year ended December 31, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.
As described in Note 5, the Company has entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers. In connection with the floorplan sub-facility, the Company entered into the Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and noninterest bearing. The Company will either pay the outstanding Revolving Loan inventory financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of December 31, 2012, the financial intermediary reported an outstanding balance of $267.9 million under the Revolving Loan inventory financing agreement, which did not reflect payments the Company made on December 31, 2012. The total amount reported on the Company's consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $19.6 million less than the $267.9 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $8.0 million in reserves for open orders that reduce the availability under the Revolving Loan. Changes in cash flows from the Revolving Loan inventory financing agreement are reported in financing activities on the Company's consolidated statement of cash flows.
Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon the Company's average daily excess cash availability under the agreement and is subject to a reduction of 0.25% if, and for as long as, the senior secured leverage ratio is less than 3.0. The senior secured leverage ratio is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements and capital leases) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP measure, for the four most recently ended fiscal quarters. For the four quarters ended December 31, 2012, the senior secured leverage ratio was 2.4.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2012, the borrowing base was $1,018.2 million as supported by eligible inventory and accounts receivable balances as of November 30, 2012. The Company could have borrowed up to an additional $622.4 million under the Revolving Loan at December 31, 2012.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should the Company fall below the minimum average daily excess cash availability requirement for five consecutive business days, the Company becomes subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.
Senior Secured Term Loan Facility (“Term Loan”)
At December 31, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended loans due October 10, 2014 and $918.2 million of extended loans due July 15, 2017. The effective weighted-average interest rate on Term Loan principal amounts outstanding on December 31, 2012 was 3.9% per annum.
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
On March 11, 2011, the Company entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to extended loans, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to extended loans, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans for the six-month period following the effective date of the amendment. In connection with this amendment, the Company recorded a loss on extinguishment of long-term debt of $3.2 million in the Company's consolidated statement of operations for the year ended December 31, 2011. This loss represented a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.
The Term Loan requires the Company to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of the Company's excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. A mandatory prepayment of approximately $40.0 million will be due in 2013 under the excess cash flow provision with respect to the year ended December 31, 2012. The payment is due within ten business days of filing this report with the SEC. On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount. The prepayment was allocated on a pro rata basis between the extended and non-extended loans. The optional prepayment satisfied the excess cash flow payment requirement. The Company was required to make a mandatory prepayment of $201.0 million under the excess cash flow provision with respect to the year ended December 31, 2011. The requirement was satisfied through $180.0 million of optional prepayments in February 2012 and $21.0 million of mandatory prepayments in March 2012. The prepayments were allocated on a pro rata basis between the extended and non-extended loans. On March 16, 2011, the Company made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010, under the excess cash flow provision.
CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Term Loan is collateralized by a

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended December 31, 2012 was required to be at or below 6.75. For the four quarters ended December 31, 2012, the senior secured leverage ratio was 2.4.
The Company is required to maintain interest rate derivative arrangements to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. With the interest rate cap agreements in effect at December 31, 2012 as described in Note 8, the Company has satisfied this requirement through January 14, 2015.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At December 31, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Secured Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note indenture does not contain any financial covenants.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)
At December 31, 2012, there were no outstanding Senior Notes due 2015.
On April 13, 2011, the Company completed a cash tender offer (the “Initial Senior Notes due 2015 Tender Offer”) and purchased $665.1 million aggregate principal amount of Senior Notes due 2015 comprised of $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes. The Company concurrently issued $725.0 million aggregate principal amount of Senior Notes (as defined below). The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes due 2015, including $665.1 million aggregate principal amount of Senior Notes due 2015, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.
On May 20, 2011, the Company completed a follow-on cash tender offer (the “Follow-on Senior Notes due 2015 Tender Offer,” and together with the Initial Senior Notes due 2015 Tender Offer, the “Senior Notes due 2015 Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes due 2015 comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. The Company concurrently issued $450.0 million in aggregate principal amount of additional Senior Notes. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes due 2015, including $412.8 million aggregate principal amount of Senior Notes due 2015, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses.
In connection with the Senior Notes due 2015 Tender Offers, the Company recorded a loss on extinguishment of long-term debt of $114.1 million in the Company's consolidated statement of operations for the year ended December 31,

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011. This loss represented $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes due 2015. In connection with the issuance of Senior Notes, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the effective interest method.
On February 2, 2012, the Company commenced a tender offer to purchase any and all of the remaining $129.0 million aggregate principal amount of Senior Notes due 2015. On February 17, 2012, the Company accepted for purchase $120.6 million aggregate principal amount of the outstanding Senior Notes due 2015 that were tendered. On March 5, 2012, the Company accepted for purchase an additional $0.1 million aggregate principal amount of the outstanding Senior Notes due 2015 that were tendered prior to the expiration of the tender offer on March 2, 2012. On March 19, 2012, the Company redeemed the remaining $8.3 million aggregate principal amount that was not tendered.
The Company funded the purchases and redemptions of the Senior Notes due 2015 with the issuance of $130.0 million aggregate principal amount of additional Senior Notes on February 17, 2012. The proceeds from this issuance, together with cash on hand and borrowings under the Revolving Loan, funded the payment of $129.0 million aggregate principal amount of Senior Notes due 2015, $7.9 million in tender and redemption premiums and $5.0 million of accrued and unpaid interest, along with transaction fees and expenses.
In connection with these transactions, the Company recorded a loss on extinguishment of long-term debt of $9.4 million in the Company's consolidated statement of operations for the year ended December 31, 2012. This loss represented $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes due 2015.
8.5% Senior Notes due 2019 (“Senior Notes”)
As discussed above, on April 13, 2011, the Company issued $725.0 million principal amount of Senior Notes and on May 20, 2011, the Company issued an additional $450.0 million principal amount of Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes due 2015 Tender Offers.
On February 17, 2012, the Company issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the Senior Notes and is being amortized as a reduction of interest expense over the term of the related debt. At December 31, 2012, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $5.0 million in unamortized premium. The Senior Notes mature on April 1, 2019.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At December 31, 2012, the outstanding principal amount of the Senior Subordinated Notes was $621.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017.
On December 21, 2012, the Company redeemed $100.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $100.0 million aggregate principal amount, $6.3 million of redemption premium and $2.3 million in accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $7.8 million in the Company's consolidated statement of operations for the year ended December 31, 2012. This loss represented $6.3 million in redemption premium and $1.5 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.
On March 10, 2010, one of the Company's 100% owned subsidiaries purchased $28.5 million of principal amount of Senior Subordinated Notes for a purchase price of $18.6 million. The Company recorded a gain on the extinguishment

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of long-term debt of $9.2 million in the Company's consolidated statement of operations for the year ended December 31, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.
Long-Term Debt Maturities
As of December 31, 2012, the maturities of long-term debt were as follows:

(in millions)
Years ending December 31,
2013	$40.0
2014	408.7
2015	—
2016	—
2017	1,512.3
Thereafter	1,805.0
$3,766.0
See Note 19 for a description of refinancing transactions entered into in 2013.
Fair Value
The fair value of the Company's long-term debt instruments at December 31, 2012 was $3,970.0 million. The fair value of the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At December 31, 2012, the carrying value of the Company's long-term debt was $3,766.0 million, excluding $5.0 million in unamortized premium.
Deferred Financing Costs
The following table summarizes the deferred financing costs activity for the years ended December 31, 2012 and 2011:

(in millions)	December 31,
	2012	2011
Beginning balance	$68.5	$79.7
Additional costs capitalized	2.1	26.3
Recognized in interest expense	(14.4)	(15.7)
Write-off of unamortized deferred financing costs	(3.0)	(21.8)
Ending balance	$53.2	$68.5

As of December 31, 2012 and December 31, 2011, the weighted-average remaining life of unamortized deferred financing costs was 5.1 and 5.9 years, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Derivative Instruments and Hedging Activities
The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its floating-rate debt. In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company has entered into interest rate derivative agreements to economically hedge a portion of the cash flows associated with the Term Loan.
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
Interest Rate Cap Agreements
In November 2012, the Company entered into six interest rate cap agreements with a combined $650.0 million notional amount. Under these agreements, the Company made premium payments totaling $0.3 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period. The cap agreements are effective from January 14, 2013 through January 14, 2015.
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
In 2010, the Company entered into four interest rate cap agreements with a combined $1,100.0 million notional amount. Under these agreements, the Company made premium payments totaling $5.9 million to the counterparties in exchange for the right to receive payments from them of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The cap agreements are effective from January 14, 2011 through January 14, 2013.
These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Instead, the interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet each period, with changes in fair value recorded directly to interest expense, net in the Company’s consolidated statements of operations.
Interest Rate Swap Agreements
There were no interest rate swaps outstanding as of December 31, 2012 or 2011. On January 14, 2011, the Company's two existing interest rate swap agreements terminated. The interest rate swaps hedged a portion of the cash flows associated with the Term Loan. On October 24, 2007, the Company entered into the first swap agreement with a notional amount of $1,500.0 million, and later amended this swap agreement effective July 14, 2009. On November 27, 2007, the Company entered into the second interest rate swap agreement with a notional amount of $700.0 million, which was reduced to $500.0 million as of January 14, 2010.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan. The Company continued to report the net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss, which was reclassified into earnings on a straight-line basis through January 14, 2011.
There was no loss reclassified into earnings during the year ended December 31, 2012. The amount of the loss reclassified into earnings during the years ended December 31, 2011 and 2010 was $2.1 million and $38.2 million, respectively.
The Company utilized the hypothetical derivative method to measure hedge ineffectiveness each period for interest rate swaps designated as cash flow hedges and recorded any ineffectiveness directly in interest expense, net. The Company recognized no gains or losses due to hedge ineffectiveness during the years ended December 31, 2012 and 2011, respectively. The Company recognized a net non-cash gain of $62.2 million due to hedge ineffectiveness during the year ended December 31, 2010.
The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheets as of December 31, 2012 and 2011:

(in millions)	Balance Sheet Location	Derivative Assets		Derivative Liabilities
		December 31,		December 31,
		2012	2011	2012	2011
Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	$0.1	$0.7	$—	$—
Derivative instruments carried at fair value as of December 31, 2012 were classified in the fair value hierarchy as follows:

(in millions)
	Level 1	Level 2	Level 3	Total
Interest rate cap agreements	$—	$0.1	$—	$0.1
The fair value of the Company’s interest rate caps is classified as Level 2 in the hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. This analysis reflects the contractual terms of the cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

Derivatives not designated as hedging instruments
(in millions)	Amount of Loss Recognized in Interest Expense, net
	2012	2011		2010
Interest rate cap agreements	$(0.9)	$(4.2)		$(4.7)
Total	$(0.9)	$(4.2)		$(4.7)

Derivatives designated as hedging instruments

(in millions)	Amount of Loss Recognized in Other Comprehensive Income (Effective Portion)
	2012	2011		2010
Interest rate swap agreements	$—	$—		$(35.7)	(2)
Total	$—	$—		$(35.7)

	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net (Effective Portion)
	2012	2011		2010
Interest rate swap agreements	$—	$(2.8)	(1)	$(77.3)	(3)
Total	$—	$(2.8)		$(77.3)

	Amount of Gain Recognized in Interest Expense, net (Ineffective Portion)
	2012	2011		2010
Interest rate swap agreements	$—	$—		$25.8	(4)
Total	$—	$—		$25.8

(1)
The Company reclassified realized losses of $2.8 million from accumulated other comprehensive loss to net income, or $1.9 million net of tax as reflected on the Company's consolidated statement of shareholders' equity (deficit).

(2)
The Company recorded changes in unrealized losses of $35.7 million in accumulated other comprehensive loss. A net amount of $32.1 million was reflected in the consolidated statement of shareholders’ equity (deficit), primarily due to a deferred tax adjustment of $3.8 million applied to a portion of this amount.

(3)
The Company reclassified realized losses of $77.3 million from accumulated other comprehensive loss to net loss, or $47.3 million net of tax as reflected in the consolidated statement of shareholders’ equity (deficit).

(4)
The Company recorded a net, non-cash gain of $25.8 million in earnings, primarily comprised of the $62.2 million gain representing the cumulative change in the fair value of the amended swap, partially offset by the $38.2 million of loss reclassified to earnings related to the discontinued and de-designated swaps.

The Company had no derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2012.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes
Income (loss) before income taxes was taxed under the following jurisdictions:

(in millions)	Years Ended December 31,
	2012	2011	2010
Domestic	$170.3	$11.4	$(48.8)
Foreign	15.8	16.9	11.8
Total	$186.1	$28.3	$(37.0)
Components of the income tax expense (benefit) consisted of the following:

(in millions)	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$110.3	$17.9	$(10.6)
State	8.0	(0.6)	4.3
Foreign	5.1	4.1	2.8
Total current	123.4	21.4	(3.5)
Deferred:
Domestic	(56.2)	(9.9)	(3.5)
Foreign	(0.1)	(0.3)	(0.8)
Total deferred	(56.3)	(10.2)	(4.3)
Income tax expense (benefit)	$67.1	$11.2	$(7.8)
The reconciliation between the statutory tax rate expressed as a percentage of income (loss) before income taxes and the effective tax rate is as follows:

(dollars in millions)	December 31,
	2012		2011		2010
Statutory federal income tax rate	$65.1	35.0%	$9.9	35.0%	$(13.0)	35.0%
State taxes, net of federal effect	0.4	0.2%	(3.4)	(11.8)%	0.9	(2.5)%
Equity-based compensation	5.7	3.1%	5.1	17.9%	3.9	(10.4)%
Effect of rates different than statutory	(1.4)	(0.8)%	(1.1)	(4.0)%	(0.4)	1.0%
Valuation allowance	—	—%	(0.9)	(3.1)%	0.9	(2.5)%
Other	(2.7)	(1.5)%	1.6	5.7%	(0.1)	0.5%
Effective tax rate	$67.1	36.0%	$11.2	39.7%	$(7.8)	21.1%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of temporary differences that give rise to the net deferred income tax liability is presented below:

(in millions)	December 31,
	2012	2011
Deferred Tax Assets:
Deferred interest	$58.3	$63.6
State net operating loss and credit carryforwards, net	18.0	14.6
Payroll and benefits	16.7	12.9
Equity compensation plans	10.3	7.5
Accounts receivable	4.2	4.4
Charitable contribution carryforward	4.1	9.0
Deferred financing costs	2.3	2.7
Interest rate caps/hedge agreements	1.8	2.6
Trade credits	1.8	2.4
Other	8.4	10.3
Total deferred tax assets	125.9	130.0

Deferred Tax Liabilities:
Software and intangibles	551.4	607.7
Deferred income	146.3	146.4
Property and equipment	29.3	35.1
Other	9.1	8.2
Total deferred tax liabilities	736.1	797.4

Deferred tax asset valuation allowance	—	—

Net deferred tax liability	$610.2	$667.4
The Company has state income tax net operating loss carryforwards of $203.9 million, which will expire at various dates from 2013 through 2031 and state tax credit carryforwards of $12.9 million, which expire at various dates from 2015 through 2017.
The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiary because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2012, the Company has not provided for federal income taxes on earnings of approximately $40 million from its international subsidiary.
GAAP provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. The Company has no unrecognized tax benefits at December 31, 2012 and 2011.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2012	2011	2010
Balance as of January 1	$—	$—	$11.3
Additions for tax positions related to current year	—	—	—
Additions for tax positions with respect to prior years	—	—	—
Reductions for tax positions with respect to prior years	—	—	(11.3)
Reductions for tax positions as a result of:
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance as of December 31	$—	$—	$—

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). The Company is currently under examination by the IRS for the years 2008 through 2010. In general, the Company is no longer subject to examination by the IRS, state and local or foreign taxing authorities for tax years prior to 2008. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.
The Company accrues net interest and penalties related to unrecognized tax benefits in income tax expense in its consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, the Company had no liability recorded for the payment of interest and penalties on unrecognized tax benefits and did not recognize any such interest and penalty expense.

10.	CDW Holdings LLC Equity
The Board of Managers of CDW Holdings LLC adopted the CDW Holdings LLC 2007 Incentive Equity Plan (the “Plan”) for coworkers, managers, consultants and advisors of the Company and its subsidiaries. The Plan permits a committee designated by the Board of Managers of CDW Holdings LLC (the “Committee”) to grant or sell to any participant Class A Common Units or Class B Common Units of CDW Holdings LLC in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and as established by the Committee. The rights and obligations of CDW Holdings LLC and the holders of its Class A Common Units and Class B Common Units are generally set forth in the CDW Holdings LLC limited liability company agreement, the CDW Holdings LLC unitholders agreement, and the individual Class A Common Unit and Class B Common Unit purchase/grant agreements entered into with the respective unitholders.
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
All remaining Deferred Units were converted to CDW Holdings LLC Class A Common Units during the year ended December 31, 2012.

11.	Equity-Based Compensation
Equity-Based Compensation Plan Descriptions
CDW has established certain equity-based compensation plans for the benefit of the Company’s coworkers and senior management.
Class B Common Units
As described in Note 10, the Board of Managers of CDW Holdings LLC adopted the Plan pursuant to which CDW makes grants of Class B Common Units to senior management. The Plan limits the number of Class B Common Units that can be sold or granted to 250,000 units. As of December 31, 2012, 216,483 Class B Common Units had been granted and were outstanding.
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
On June 30, 2011, the Board of Managers approved the terms of a modified Class B Common Unit grant agreement with John A. Edwardson, who retired as the Company's Chief Executive Officer effective October 1, 2011 but

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continued to serve as Chairman of the Board through December 31, 2012. In accordance with this agreement, Mr. Edwardson's unvested Class B Common Units continued to vest beyond his separation date as he remained employed by the Company through December 31, 2012, resulting in a modification of the grants for accounting purposes. As a result of this modification, the Company recorded incremental equity-based compensation expense of $6.6 million and $3.3 million during the years ended December 31, 2012 and 2011, respectively.
In the first quarter of 2010, the Board of Managers made certain changes to the CDW Holdings Limited Liability Company Agreement (“LLC Agreement”). The restated LLC Agreement was revised largely to eliminate the capital preference on the Class A Common Units in connection with the reduction of the participation threshold for certain outstanding Class B Common Units to $0.01 from $1,000. The modification of outstanding Class B Common Units was effective March 10, 2010. Under the revised Class B Common Unit agreement, the units vest daily on a pro rata basis commencing January 1, 2010 and continuing through December 31, 2014. As part of the modification, vesting was reset on those units that previously had vested, subjecting them to a new five-year vesting period. There were 140,428 Class B Common Units modified that were held by 101 coworkers. The total incremental compensation cost resulting from the modification of $8.4 million, or $60.00 per unit, is being recognized over the new vesting period. The $60.00 per unit modification cost was determined as a difference in value of the modified Class B Common Units ($120.00) and the value of the Class B Common Units immediately prior to the modification ($60.00). The Company adopted a bifurcated method of accounting for the modification whereby the compensation cost associated with the original grant of the modified units continues to be expensed over the original vesting period.
MPK II Units
The Company agreed with Michael P. Krasny, CDW Corporation founder and former chairman and CEO, to establish the MPK Coworker Incentive Plan II (the “MPK Plan”) for the benefit of all of the coworkers of the Company other than members of senior management that received incentive equity awards under the Plan on October 15, 2007.
The MPK Plan consisted of a cash award component, and in the case of coworkers hired on or prior to January 1, 2007, a long-term incentive award component. The cash award component, an expense of CDW Corporation prior to the Acquisition, entitled each participant to a one-time cash bonus payment, which was paid in December 2007. The long-term incentive award component established an “account” for each eligible participant which was notionally credited with a number of Class A Common Units of CDW Holdings LLC on October 15, 2007, the day the plan was established. As of December 31, 2012, there were 66,137 notional units granted and outstanding under the MPK Plan.
The notional units credited to participants' accounts are unvested and subject to forfeiture as set forth in the MPK Plan. Participants become fully vested on the earlier of (1) the date which is three months following the 10th anniversary of the effective date of the MPK Plan, and (2) the later of the date such participant attains age 62 and the date such participant has reached 10 years of service with the Company and its subsidiaries. Participants will also become fully vested upon termination of employment due to death or disability (as defined in the MPK Plan). Vesting can be accelerated upon certain events including a sale of the Company or an initial public offering, each as defined in the MPK Plan.
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
Valuation and Expense Information
The Company attributes the value of equity-based compensation awards to the various periods during which the recipient must perform services in order to vest in the award using the straight-line method.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Method is highly sensitive to key assumptions, such as the volatility assumption. As such, the use of this method can be applied when the range of possible future outcomes is difficult to predict.
The following table summarizes the assumptions and resulting fair value of the Class B Common Unit grants for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
Assumptions	2012	2011	2010
Weighted-Average Grant Date Fair Value	$125.65	$148.89	$130.45
Weighted-Average Volatility	65.26%	82.87%	97.86%
Weighted-Average Risk-Free Rate	0.19%	0.84%	2.32%
Dividend Yield	0.00%	0.00%	0.00%
The Company calculated the expected future volatility based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.
The risk-free interest rate of return used is based on a composite U.S. Treasury rate. The Company does not currently pay a dividend nor anticipates paying a dividend in the future; therefore, the dividend yield is 0.00%.
Notional units granted under the MPK Plan were valued on the grant date at $1,000 per unit, the fair value equivalent of the Class A Common Units at the time the awards were granted.
The following table sets forth the summary of equity plan activity for the year ended December 31, 2012:

Equity Awards	Class B Common Units (1)		MPK Plan Units (1) (2)
Outstanding at January 1, 2012	202,908		70,113

Granted	16,008		—
Forfeited	(1,615)		(3,366)	(3)
Repurchased/Settled	(818)	(4)	(610)	(4)
Outstanding at December 31, 2012	216,483		66,137
Vested at December 31, 2012	115,198		450	(5)

(1)
The weighted-average grant date fair market value for Class B Common Units granted during the period ended December 31, 2012 is $125.65. The weighted-average grant date fair market value for outstanding Class B Common Units inclusive of the $60.00 per unit impact of the March 2010 modification and the impact of the June 2011 modification for Mr. Edwardson is $260.26. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants' accounts.

(3)
The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of December 31, 2012, the Company owed a contribution for 777 units.

(4)
Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Common Units in exchange for the vested MPK Plan Units.

(5)	Represents MPK Plan Units that have vested but not yet converted to Class A Common Units.
As of December 31, 2012, the Company estimated there was $30.8 million of total unrecognized compensation cost related to nonvested equity-based compensation awards granted under the equity plans. That anticipated cost is expected to be recognized over the weighted-average period of 4.5 years.
The Company’s net income (loss) included $22.1 million , $19.5 million and $11.5 million of compensation cost and $2.3 million, $1.9 million and $0.1 million of income tax benefits related to the Company’s equity-based

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation arrangements for the years ended December 31, 2012, 2011 and 2010, respectively. No portion of equity-based compensation was capitalized. Equity-based compensation cost included incremental expense of $6.6 million and $3.3 million related to the Class B Common Unit modification for Mr. Edwardson for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2010, the Company recognized a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK Plan.

12.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company’s purchase of $28.5 million of the principal amount of its outstanding senior subordinated debt as described in Note 7, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. Participants in the RDU Plan were granted Restricted Debt Units (“RDUs”) that entitle the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by the total number of RDUs outstanding. The total number of RDUs that can be granted under the RDU Plan is 28,500. At December 31, 2012, 26,174 RDUs were outstanding.
RDUs vest daily on a pro rata basis through December 31, 2014. Vesting ceases upon separation from service except in certain conditions as set forth in the RDU Plan. All outstanding RDUs become vested immediately prior to a sale of the Company. Upon completion of the vesting period, December 31, 2014, or earlier in the case of a sale of the Company, any unallocated RDUs will be allocated to participants on a pro rata basis according to each participant’s total RDUs.
The total amount of compensation available to be paid under the RDU Plan is based on two components, a principal component and an interest component. The principal component credits the RDU Plan with an amount equal to the $28.5 million face value of the Company’s senior subordinated debt. Payment of the principal component of the RDU Plan will be made on October 12, 2017, unless accelerated due to a sale of the Company. By December 31, 2014, amounts accrued under the RDU Plan are expected to equal the present value of future principal payments, plus any unpaid accrued interest thereon. The interest component credits the RDU Plan with amounts equal to the interest expense on $28.5 million principal of the senior subordinated debt from March 10, 2010 through October 12, 2017. Payments totaling $5.6 million, $0.9 million, and $1.6 million were made to participants of the RDU Plan in January, April and October of 2012, respectively. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $8.4 million, $8.1 million, and $7.1 million related to the RDU Plan was recognized in the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized compensation expense of approximately $17.7 million related to the RDU Plan is expected to be recognized over the next 2.0 years.
At December 31, 2012 and 2011, the Company had $15.5 million and $15.2 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.

13.	Profit Sharing and 401(k) Plan
The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2012, 2011 and 2010, the amounts charged to expense for this plan totaled $14.6 million, $15.3 million and $10.4 million, respectively.

14.	Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state and local authorities, by various partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

15.	Related Party Transactions
The Company entered into a management services agreement with the Equity Sponsors pursuant to which they have agreed to provide it with management and consulting services and financial and other advisory services. Pursuant to such agreement, the Equity Sponsors receive an annual management fee of $5.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. Such amounts are classified as selling and administrative expenses within the consolidated statements of operations. The management services agreement includes customary indemnification and provisions in favor of the Equity Sponsors.

16.	Segment Information
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
The Company allocates resources to and evaluates performance of its segments based on net sales, income (loss) from operations and Adjusted EBITDA, a non-GAAP measure as defined in the Company's credit agreements. However, the Company has concluded that income (loss) from operations is the more useful measure in terms of discussion of operating results, as it is a GAAP measure.
Segment information for total assets and capital expenditures is not presented, as such information is not used in measuring segment performance or allocating resources between segments.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Segment Financial Information
The following table presents information about the Company’s segments for the years ended December 31, 2012, 2011 and 2010:

(in millions)	Corporate	Public	Other	Headquarters	Total
2012:
Net sales	$5,512.8	$4,023.0	$592.4	$—	$10,128.2
Income (loss) from operations	349.0	246.7	18.6	(103.7)	510.6
Depreciation and amortization expense	(97.6)	(44.0)	(9.3)	(59.3)	(210.2)

2011:
Net sales	$5,334.4	$3,757.2	$510.8	$—	$9,602.4
Income (loss) from operations	331.6	233.3	17.5	(111.7)	470.7
Depreciation and amortization expense	(97.4)	(43.9)	(8.7)	(54.9)	(204.9)

2010:
Net sales	$4,833.6	$3,560.6	$407.0	$—	$8,801.2
Income (loss) from operations	256.2	193.0	14.3	(110.8)	352.7
Depreciation and amortization expense	(97.4)	(44.2)	(8.9)	(58.9)	(209.4)
Major Customers, Geographic Areas, and Product Mix
Net sales to the federal government were $964.7 million, $953.6 million and $967.8 million and accounted for approximately 10%, 10% and 11% of total net sales in 2012, 2011 and 2010, respectively. Net sales to customers outside of the U.S., primarily in Canada, were approximately 4% , 4%, and 3%, of the Company's total net sales in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, approximately 2% and 2% of the Company’s long-lived assets were located outside of the U.S., respectively.
The following table presents net sales by major category for the years ended December 31, 2012, 2011 and 2010. Categories are based upon internal classifications. Amounts for the years ended December 31, 2011 and 2010 have been reclassified for certain changes in individual product classifications to conform to the presentation for the year ended December 31, 2012.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,470.8	14.5%	$1,333.8	13.9%	$1,142.6	13.0%
NetComm Products	1,350.6	13.3	1,241.4	12.9	1,142.0	13.0
Enterprise and Data Storage (Including Drives)	975.1	9.6	916.9	9.5	844.1	9.6
Other Hardware	4,111.1	40.6	4,039.2	42.1	3,783.5	43.0
Software	1,886.6	18.6	1,781.6	18.6	1,621.8	18.4
Services	285.2	2.8	254.6	2.7	214.9	2.4
Other (1)	48.8	0.6	34.9	0.3	52.3	0.6
Total net sales	$10,128.2	100.0%	$9,602.4	100.0%	$8,801.2	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Supplemental Guarantor Information
As described in Note 7, the Senior Secured Notes, Senior Subordinated Notes and Senior Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are joint and several, and full and unconditional; provided that each guarantee by the Guarantor Subsidiaries is subject to certain customary release provisions contained in the indentures governing the Senior Secured Notes, Senior Subordinated Notes and Senior Notes. CDW LLC’s Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is 100% owned by CDW LLC.
The following tables set forth condensed consolidating balance sheets as of December 31, 2012 and 2011, consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010, condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010, and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$48.0	$—	$9.8	$—	$(19.9)	$37.9
Accounts receivable, net	—	—	1,197.8	67.3	—	—	1,265.1
Merchandise inventory	—	—	313.2	1.4	—	—	314.6
Miscellaneous receivables	—	61.7	82.0	4.8	—	—	148.5
Deferred income taxes	—	8.7	5.5	(0.1)	—	—	14.1
Prepaid expenses and other	—	10.1	24.4	0.1	—	—	34.6
Total current assets	—	128.5	1,622.9	83.3	—	(19.9)	1,814.8

Property and equipment, net	—	73.9	66.2	2.6	—	—	142.7
Goodwill	—	749.4	1,428.5	31.4	—	—	2,209.3
Other intangible assets, net	—	348.6	1,121.7	8.2	—	—	1,478.5
Deferred financing costs, net	—	53.2	—	—	—	—	53.2
Other assets	5.4	1.1	0.4	0.6	—	(5.9)	1.6
Investment in and advances to subsidiaries	131.1	2,946.0	—	—	—	(3,077.1)	—
Total assets	$136.5	$4,300.7	$4,239.7	$126.1	$—	$(3,102.9)	$5,700.1

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable-trade	$—	$16.5	$500.3	$21.7	$—	$(19.9)	$518.6
Accounts payable-inventory financing	—	—	249.2	—	—	—	249.2
Current maturities of long-term debt	—	40.0	—	—	—	—	40.0
Deferred revenue	—	—	37.9	—	—	—	37.9
Accrued expenses	—	139.3	157.4	5.9	—	—	302.6
Total current liabilities	—	195.8	944.8	27.6	—	(19.9)	1,148.3

Long-term liabilities:
Debt	—	3,731.0	—	—	—	—	3,731.0
Deferred income taxes	—	188.1	440.0	1.7	—	(5.5)	624.3
Accrued interest	—	8.0	—	—	—	—	8.0
Other liabilities	—	46.7	4.0	1.7	—	(0.4)	52.0
Total long-term liabilities	—	3,973.8	444.0	3.4	—	(5.9)	4,415.3

Total shareholders’ equity	136.5	131.1	2,850.9	95.1	—	(3,077.1)	136.5
Total liabilities and shareholders' equity	$136.5	$4,300.7	$4,239.7	$126.1	$—	$(3,102.9)	5,700.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2011
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$102.1	$15.8	$8.1	$—	$(26.1)	$99.9
Accounts receivable, net	—	—	1,197.9	57.0	—	—	1,254.9
Merchandise inventory	—	—	318.0	3.7	—	—	321.7
Miscellaneous receivables	—	47.3	93.3	3.0	—	—	143.6
Deferred income taxes	—	19.5	5.0	0.1	—	—	24.6
Prepaid expenses and other	—	11.0	23.5	0.2	—	—	34.7
Total current assets	—	179.9	1,653.5	72.1	—	(26.1)	1,879.4

Property and equipment, net	—	80.9	70.6	2.8	—	—	154.3
Goodwill	—	749.4	1,428.4	30.6	—	—	2,208.4
Other intangible assets, net	—	366.0	1,261.0	9.0	—	—	1,636.0
Deferred financing costs, net	—	68.5	—	—	—	—	68.5
Other assets	6.0	1.5	1.4	0.1	—	(6.0)	3.0
Investment in and advances to subsidiaries	(13.3)	3,038.7	—	—	—	(3,025.4)	—
Total assets	$(7.3)	$4,484.9	$4,414.9	$114.6	$—	$(3,057.5)	$5,949.6

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable-trade	$—	$17.6	$503.7	$22.6	$—	$(26.1)	$517.8
Accounts payable-inventory financing	—	—	278.7	—	—	—	278.7
Current maturities of long-term debt	—	201.0	—	—	—	—	201.0
Deferred revenue	—	—	27.8	—	—	—	27.8
Accrued expenses	—	162.5	146.2	7.3	—	—	316.0
Total current liabilities	—	381.1	956.4	29.9	—	(26.1)	1,341.3

Long-term liabilities:
Debt	—	3,865.0	—	—	—	—	3,865.0
Deferred income taxes	—	199.3	496.9	1.8	—	(6.0)	692.0
Accrued interest	—	13.0	—	—	—	—	13.0
Other liabilities	—	39.8	4.3	1.5	—	—	45.6
Total long-term liabilities	—	4,117.1	501.2	3.3	—	(6.0)	4,615.6

Total shareholders’ (deficit) equity	(7.3)	(13.3)	2,957.3	81.4	—	(3,025.4)	(7.3)
Total liabilities and shareholders’ (deficit) equity	$(7.3)	$4,484.9	$4,414.9	$114.6	$—	$(3,057.5)	$5,949.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$9,683.0	$445.2	$—	$—	$10,128.2
Cost of sales	—	—	8,071.5	387.1	—	—	8,458.6
Gross profit	—	—	1,611.5	58.1	—	—	1,669.6
Selling and administrative expenses	—	103.7	891.6	34.2	—	—	1,029.5
Advertising expense	—	—	125.1	4.4	—	—	129.5
(Loss) income from operations	—	(103.7)	594.8	19.5	—	—	510.6
Interest (expense) income, net	—	(308.0)	0.4	0.2	—	—	(307.4)
Net loss on extinguishments of long-term debt	—	(17.2)	—	—	—	—	(17.2)
Management fee	—	3.8	—	(3.8)	—	—	—
Other income (expense), net	—	—	0.2	(0.1)	—	—	0.1
(Loss) income before income taxes	—	(425.1)	595.4	15.8	—	—	186.1
Income tax benefit (expense)	—	210.6	(272.6)	(5.1)	—	—	(67.1)
(Loss) income before equity in earnings of subsidiaries	—	(214.5)	322.8	10.7	—	—	119.0
Equity in earnings of subsidiaries	119.0	333.5	—	—	—	(452.5)	—
Net income	$119.0	$119.0	$322.8	$10.7	$—	$(452.5)	$119.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2011
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$9,222.4	$380.0	$—	$—	$9,602.4
Cost of sales	—	—	7,688.8	330.1	—	—	8,018.9
Gross profit	—	—	1,533.6	49.9	—	—	1,583.5
Selling and administrative expenses	—	111.7	849.2	29.2	—	—	990.1
Advertising expense	—	—	119.0	3.7	—	—	122.7
(Loss) income from operations	—	(111.7)	565.4	17.0	—	—	470.7
Interest (expense) income, net	—	(324.5)	0.2	0.1	—	—	(324.2)
Net loss on extinguishments of long-term debt	—	(118.9)	—	—	—	—	(118.9)
Management fee	—	9.2	—	(9.2)	—	—	—
Other income (expense), net	—	0.4	0.5	(0.2)	—	—	0.7
(Loss) income before income taxes	—	(545.5)	566.1	7.7	—	—	28.3
Income tax benefit (expense)	—	215.1	(222.4)	(3.9)	—	—	(11.2)
(Loss) income before equity in earnings of subsidiaries	—	(330.4)	343.7	3.8	—	—	17.1
Equity in earnings of subsidiaries	17.1	347.5	—	—	—	(364.6)	—
Net income	$17.1	$17.1	$343.7	$3.8	$—	$(364.6)	$17.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2010
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$8,504.7	$296.5	$—	$—	$8,801.2
Cost of sales	—	—	7,152.3	258.1	—	—	7,410.4
Gross profit	—	—	1,352.4	38.4	—	—	1,390.8
Selling and administrative expenses	—	110.8	798.3	23.0	—	—	932.1
Advertising expense	—	—	102.5	3.5	—	—	106.0
(Loss) income from operations	—	(110.8)	451.6	11.9	—	—	352.7
Interest (expense) income, net	—	(393.2)	1.3	—	—	—	(391.9)
(Loss) gain on extinguishments of long-term debt	—	(7.9)	9.9	—	—	—	2.0
Other income (expense), net	—	8.6	(8.2)	(0.2)	—	—	0.2
(Loss) income before income taxes	—	(503.3)	454.6	11.7	—	—	(37.0)
Income tax benefit (expense)	—	125.5	(115.7)	(2.0)	—	—	7.8
(Loss) income before equity in (loss) earnings of subsidiaries	—	(377.8)	338.9	9.7	—	—	(29.2)
Equity in (loss) earnings of subsidiaries	(29.2)	348.6	—	—	—	(319.4)	—
Net (loss) income	$(29.2)	$(29.2)	$338.9	$9.7	$—	$(319.4)	$(29.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$121.5	$121.5	$322.8	$13.2	$—	$(457.5)	$121.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2011
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$17.2	$17.2	$343.7	$2.0	$—	$(362.9)	$17.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2010
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive (loss) income	$(10.1)	$(10.1)	$338.9	$13.6	$—	$(342.4)	$(10.1)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(204.3)	$514.2	$1.3	$—	$6.2	$317.4
Cash flows from investing activities:
Capital expenditures	—	(27.0)	(14.0)	(0.4)	—	—	(41.4)
Premium payments on interest rate cap agreements	—	(0.3)	—	—	—	—	(0.3)
Net cash used in investing activities	—	(27.3)	(14.0)	(0.4)	—	—	(41.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	289.0	—	—	—	—	289.0
Repayments of borrowings under revolving credit facility	—	(289.0)	—	—	—	—	(289.0)
Repayments of long-term debt	—	(201.0)	—	—	—	—	(201.0)
Proceeds from issuance of long-term debt	—	135.7	—	—	—	—	135.7
Payments to extinguish long-term debt	—	(243.2)	—	—	—	—	(243.2)
Payment of debt financing costs	—	(2.1)	—	—	—	—	(2.1)
Net change in accounts payable-inventory financing	—	—	(29.5)	—	—	—	(29.5)
Advances to/from affiliates	—	486.0	(486.5)	0.5	—	—	—
Other financing activities	—	2.1	—	—	—	—	2.1
Net cash provided by (used in) financing activities	—	177.5	(516.0)	0.5	—	—	(338.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	—	0.3
Net (decrease) increase in cash and cash equivalents	—	(54.1)	(15.8)	1.7	—	6.2	(62.0)
Cash and cash equivalents – beginning of period	—	102.1	15.8	8.1	—	(26.1)	99.9
Cash and cash equivalents – end of period	$—	$48.0	$—	$9.8	$—	$(19.9)	$37.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(93.8)	$327.5	$(0.3)	$—	$(18.7)	$214.7
Cash flows from investing activities:
Capital expenditures	—	(33.4)	(10.6)	(1.7)	—	—	(45.7)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.7)	—	—	—	—	(3.7)
Net cash used in investing activities	—	(43.7)	(10.6)	(1.7)	—	—	(56.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	1,295.0	—	—	—	—	1,295.0
Repayments of borrowings under revolving credit facility	—	(1,483.2)	—	—	—	—	(1,483.2)
Repayments of long-term debt	—	(132.0)	—	—	—	—	(132.0)
Proceeds from issuance of long-term debt	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish long-term debt	—	(1,175.0)	—	—	—	—	(1,175.0)
Payment of debt financing costs	—	(26.3)	—	—	—	—	(26.3)
Net change in accounts payable-inventory financing	—	—	250.5	—	—	—	250.5
Advances to/from affiliates	—	552.6	(552.7)	0.1	—	—	—
Other financing activities	—	0.6	—	—	—	—	0.6
Net cash provided by (used in) financing activities	—	206.7	(302.2)	0.1	—	—	(95.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	69.2	14.7	(1.9)	—	(18.7)	63.3
Cash and cash equivalents – beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6
Cash and cash equivalents – end of period	$—	$102.1	$15.8	$8.1	$—	$(26.1)	$99.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(245.6)	$665.2	$4.4	$—	$(0.3)	$423.7
Cash flows from investing activities:
Capital expenditures	—	(31.4)	(9.9)	(0.2)	—	—	(41.5)
Cash settlements on interest rate swap agreements	—	(78.2)	—	—	—	—	(78.2)
Premium payments on interest rate cap agreements	—	(5.9)	—	—	—	—	(5.9)
Other investing activities	—	0.2	—	—	—	—	0.2
Net cash used in investing activities	—	(115.3)	(9.9)	(0.2)	—	—	(125.4)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	770.8	—	—	—	—	770.8
Repayments of borrowings under revolving credit facility	—	(1,074.1)	—	—	—	—	(1,074.1)
Repayments of long-term debt	—	(16.5)	—	—	—	—	(16.5)
Proceeds from issuance of long-term debt	—	500.0	—	—	—	—	500.0
Payments to extinguish long-term debt	—	(500.0)	(18.6)	—	—	—	(518.6)
Payment of debt financing costs	—	(14.3)	—	—	—	—	(14.3)
Net change in accounts payable - inventory financing	—	—	3.2	—	—	—	3.2
Advances to/from affiliates	—	640.8	(639.2)	(1.6)	—	—	—
Other financing activities	—	(0.5)	(0.1)	—	—	—	(0.6)
Net cash provided by (used in) financing activities	—	306.2	(654.7)	(1.6)	—	—	(350.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	—	0.4
Net (decrease) increase in cash and cash equivalents	—	(54.7)	0.6	3.0	—	(0.3)	(51.4)
Cash and cash equivalents – beginning of period	—	87.6	0.5	7.0	—	(7.1)	88.0
Cash and cash equivalents – end of period	$—	$32.9	$1.1	$10.0	$—	$(7.4)	$36.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Selected Quarterly Financial Results (unaudited)

(in millions)	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,089.6	$1,124.7	$1,055.7	$1,178.5
Small Business	273.2	269.7	257.1	264.3
Total Corporate	1,362.8	1,394.4	1,312.8	1,442.8
Public:
Government	262.6	318.0	408.6	404.9
Education	221.7	349.5	394.7	226.4
Healthcare	333.3	372.9	360.4	370.0
Total Public	817.6	1,040.4	1,163.7	1,001.3
Other	138.8	149.9	146.8	156.9
Net sales	$2,319.2	$2,584.7	$2,623.3	$2,601.0
Gross profit	$384.6	$426.9	$432.7	$425.4
Income from operations	$103.6	$136.4	$139.7	$130.9
Net income	$10.9	$36.8	$38.0	$33.3

(in millions)	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,022.9	$1,075.0	$1,070.6	$1,118.6
Small Business	256.4	263.4	259.7	267.8
Total Corporate	1,279.3	1,338.4	1,330.3	1,386.4
Public:
Government	231.9	296.1	388.1	427.4
Education	214.6	343.3	415.7	224.1
Healthcare	277.4	311.8	319.3	307.5
Total Public	723.9	951.2	1,123.1	959.0
Other	126.4	122.5	128.0	133.9
Net sales	$2,129.6	$2,412.1	$2,581.4	$2,479.3
Gross profit	$350.4	$400.8	$420.0	$412.3
Income from operations	$91.7	$128.2	$139.7	$111.1
Net (loss) income	$(4.2)	$(34.8)	$37.1	$19.0

19.	Subsequent Events
On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount of the Term Loan. The prepayment was allocated on a pro rata basis between the extended and non-extended loans. The optional prepayment satisfied the excess cash flow payment provision of the Term Loan with respect to the year ended December 31, 2012.
On February 6, 2013, the Company called for redemption $50.0 million aggregate principal amount of its outstanding Senior Subordinated Notes. The redemption price of the Senior Subordinated Notes was 106.268% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption, which was March 8, 2013. In connection

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with this redemption, the Company expects to record a loss on extinguishment of long-term debt of $3.9 million in the Company's consolidated statement of operations in the first quarter of 2013. This loss represents the redemption premium and the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2012, 2011 and 2010

(in millions)
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2012	$5.4	$3.9	$(3.9)	$5.4
Year Ended December 31, 2011	5.0	3.6	(3.2)	5.4
Year Ended December 31, 2010	6.3	1.2	(2.5)	5.0

Reserve for sales returns:
Year Ended December 31, 2012	$4.5	$33.2	$(33.3)	$4.4
Year Ended December 31, 2011	3.2	32.0	(30.7)	4.5
Year Ended December 31, 2010	2.9	29.4	(29.1)	3.2

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”
Based on its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
Board of Directors and Shareholders
CDW Corporation
We have audited CDW Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CDW Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, CDW Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for the years ended December 31, 2012 and December 31, 2011 and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 8, 2013

Item 9B. Other Information
None.

PART III
Item 10. Directors, Managers, Executive Officers and Corporate Governance
The directors of Parent, the Managers of CDW Holdings LLC ("CDW Holdings") and CDW LLC and our Executive Officers are set forth below:

Name	Age	Position
Thomas E. Richards	58	Chairman, President and Chief Executive Officer, Manager of CDW Holdings and CDW LLC, and Director of Parent
Dennis G. Berger	48	Senior Vice President and Chief Coworker Services Officer
Neal J. Campbell	51	Senior Vice President and Chief Marketing Officer
Christina M. Corley	45	Senior Vice President - Corporate Sales
Douglas E. Eckrote	48	Senior Vice President - Strategic Solutions and Services
Christine A. Leahy	48	Senior Vice President, General Counsel and Corporate Secretary
Jonathan J. Stevens	43	Senior Vice President - Operations and Chief Information Officer
Christina V. Rother	49	Senior Vice President - Public and Advanced Technology Sales
Matthew A. Troka	42	Senior Vice President - Product and Partner Management
Ann E. Ziegler	54	Senior Vice President and Chief Financial Officer
Steven W. Alesio	58	Manager of CDW Holdings and CDW LLC
Barry K. Allen	64	Manager of CDW Holdings and CDW LLC
Benjamin D. Chereskin	54	Manager of CDW Holdings and CDW LLC
Glenn M. Creamer	51	Manager of CDW Holdings and CDW LLC
Michael J. Dominguez	43	Manager of CDW Holdings and CDW LLC and Director of Parent
Paul J. Finnegan	60	Manager of CDW Holdings and CDW LLC and Director of Parent
Robin P. Selati	47	Manager of CDW Holdings and CDW LLC
Donna F. Zarcone	55	Manager of CDW Holdings and CDW LLC
Thomas E. Richards serves as our Chairman, President and Chief Executive Officer, as a manager of CDW Holdings and CDW LLC and as a director of Parent. From October 2011 to December 31, 2012, Mr. Richards served as our Chief Executive Officer. From September 2009 to October 2011, Mr. Richards served as our President and Chief Operating Officer. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications, a telecommunications carrier. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest Communications, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards also has served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. He currently serves as a board member of Junior Achievement of Chicago, Rush University Medical Center and the University of Pittsburgh. Mr. Richards is also a member of the Economic Club of Chicago and the Executives' Club of Chicago. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor's degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow. As a result of these and other professional experiences, Mr. Richards possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations that strengthen the board's collective qualifications, skills and experience.
Dennis G. Berger serves as our Senior Vice President and Chief Coworker Services Officer. Mr. Berger joined CDW in September 2005 as Vice President-Coworker Services. In January 2007, he was named Senior Vice President and Chief Coworker Services Officer. Mr. Berger is responsible for leading CDW's programs in coworker learning and development, benefits, compensation, performance management, coworker relations and talent acquisition. Prior to joining CDW, he served as Vice President of Human Resources at PepsiAmericas, a beverage company, from 2002 to 2005. Mr. Berger has also held human resources positions of increasing responsibility at Pepsi Bottling Group, Inc., Pepsico, Inc. and GTE Corporation. Mr. Berger serves on the board of directors of Glenwood Academy, America SCORES Chicago, Anti-Defamation League of Chicago and Skills For Chicagoland's Future. Mr. Berger is a graduate of Northeastern University where he earned a bachelor's degree and a graduate of Washington University in St. Louis where he earned a Master of Business Administration.
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
Matthew A. Troka serves as our Senior Vice President of Product and Partner Management. Mr. Troka is responsible for managing our relationships with all of our vendor partners. In addition, he directs the day-to-day operations of our purchasing department. Mr. Troka joined CDW in 1992 as an account manager and became a sales manager in 1995. From 1998 to 2001, he served as Corporate Sales Director. From 2001 to 2004, Mr. Troka was Senior Director of Purchasing. From 2004 to 2006, Mr. Troka served as Vice President of Purchasing. From 2006 to 2011, Mr. Troka was Vice President of Product and Partner Management. On March 3, 2011, Mr. Troka was elected Senior Vice President of Product and Partner Management. Mr. Troka serves as a member of the board of directors of Encompass Championship Charities. Mr. Troka is a graduate of the University of Illinois where he earned a bachelor's degree.
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
Steven W. Alesio serves as a manager of CDW Holdings and CDW LLC. Mr. Alesio serves as an Operating Partner at Providence Equity. Prior to joining Providence Equity in December 2010, Mr. Alesio was most recently Chairman of the Board and Chief Executive Officer of Dun & Bradstreet Corporation (“D&B”), a provider of credit information on businesses and corporations. After joining D&B in January 2001 as Senior Vice President, Mr. Alesio served in various senior leadership positions. In May 2002, Mr. Alesio was named President and Chief Operating Officer, and was elected to the board of directors. In January 2005, Mr. Alesio was chosen to be the Chief Executive Officer, and in May of 2005, he became Chairman of the Board, a position he held until his departure in June 2010. Prior to joining D&B, Mr. Alesio spent 19 years with the American Express Company, where he served in marketing and then general management roles. Mr. Alesio serves on the board of directors of Altegrity, Ascend Learning, Blackboard, Study Group and Genworth Financial, Inc. Mr. Alesio is the founding sponsor and Senior Advisor for the non-profit All Stars Project of New Jersey, which provides outside-of-school leadership development and performance-based education programming to thousands of inner-city young people in Newark and its surrounding communities. Mr. Alesio is a graduate of St. Francis College where he earned a bachelor's degree and a graduate of University of Pennsylvania's Wharton School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Alesio possesses particular knowledge and experience in strategic planning and leadership of complex organizations and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Barry K. Allen serves as a manager of CDW Holdings and CDW LLC. Mr. Allen has served as our lead director since January 1, 2013. Mr. Allen serves as an Operating Partner at Providence Equity. Prior to joining Providence Equity in 2007, Mr. Allen was Executive Vice President of Operations at Qwest Communications International, a telecommunications carrier. Before his retirement from Qwest in June 2007, Mr. Allen was responsible for the company's network and information technology operations. Prior to being named Executive Vice President of Operations in March 2004, he served as Qwest's Executive Vice President of Operations and Chief Human Resources Officer. Before joining Qwest in August 2002, Mr. Allen was President of Allen Enterprises, a private equity investment and management company he founded in 2000. Previously, he served as President of Chicago-based Ameritech Corp., where he began his career in 1974 and held a variety of executive appointments including President and Chief Executive Officer of Wisconsin Bell and President and Chief Executive Officer of Illinois Bell. Before starting at Ameritech, Mr. Allen served in the U.S. Army where he reached the rank of Captain. Mr. Allen serves on the board of directors of Harley-Davidson, Inc. (chairman from 2009 - 2012), Bell Canada Enterprises, the Fiduciary Management family of mutual funds and World Triathlon Corporation. During the past five years, Mr. Allen also served as a director of Telcordia Technologies, Inc. He also has served as a board member of many civic organizations, including the Greater Milwaukee Committee, Junior Achievement of Wisconsin, Children's Hospital of Wisconsin and United Way in Milwaukee and currently serves as a board member of the Boys and Girls Club of Milwaukee. Mr. Allen is a graduate of the University of Kentucky where he earned a bachelor's degree and a graduate of Boston University where he earned a Master of Business Administration, with honors. As a result of these and other professional experiences, Mr. Allen possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations, and board practices of other major corporations that make him particularly suited to serve as our lead director and strengthen the board's collective qualifications, skills and experience.
Benjamin D. Chereskin serves as a manager of CDW Holdings and CDW LLC. Mr. Chereskin is President of Profile Capital Management LLC (“Profile Capital”), an investment management firm. Prior to founding Profile Capital, Mr. Chereskin was a Managing Director of Madison Dearborn, having co-founded the firm in 1992. Prior to the founding of Madison Dearborn, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin currently serves on the board of directors of Cinemark, Inc. and KIPP-Chicago and on the board of trustees of University of Chicago Medicine. During the previous five years, Mr. Chereskin also served as a director of BF Bolthouse Holdco LLC, Tuesday Morning Corporation and the University of Chicago Laboratory School. Mr. Chereskin is a graduate of Harvard College where he earned a bachelor's degree and a graduate of the Harvard Graduate School of Business Administration where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Chereskin possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Glenn M. Creamer serves as a manager of CDW Holdings and CDW LLC. Mr. Creamer is a Senior Managing Director of Providence Equity. Prior to joining a predecessor of Providence Equity in 1989, Mr. Creamer was a Vice President of Narragansett Capital, which he joined in 1988. Mr. Creamer also has worked in investment banking at Merrill Lynch and JPMorgan. Mr. Creamer serves as a director of various non-profit boards, including Catholic Relief Services, Mustard Seed Communities USA and the Rhode Island School of Design Museum. During the previous five years, Mr. Creamer also served as a director of Medical Media Holdings and Telcordia Technologies, Inc. Mr. Creamer is a graduate of Brown University where he earned a bachelor's degree and a graduate of Harvard Business School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Creamer possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
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
Paul J. Finnegan serves as a manager of CDW Holdings and CDW LLC and a director of Parent. Mr. Finnegan is the Co-CEO of Madison Dearborn and co-founded the firm in 1992. Prior to co-founding Madison Dearborn, Mr. Finnegan was with First Chicago Venture Capital for ten years. Previously, he held a variety of marketing positions in the publishing industry, both in the United States and in Southeast Asia. Mr. Finnegan has more than 29 years of experience in private equity investing with a particular focus on investments in the communications industry. Mr. Finnegan is a member of the board of overseers of Harvard College and past President of the Harvard Alumni Association. He also is a member of the Board of Dean's Advisors at the Harvard Business School and of the Leadership Council of the Harvard School of Public Health. Mr. Finnegan is a member of the board of directors of the Chicago Council on Global Affairs. He is the Chairman of Teach For America in Chicago, a member of Teach For America's National Board, and the Chairman of the Community Works Advisory Committee of the Evanston Community Foundation. During the previous five years, Mr. Finnegan also has served as a director for iPlan, LLC, Rural Cellular Corporation, Council Tree Hispanic Broadcasters, LLC and PAETEC Communications, Inc. Mr. Finnegan is a graduate of Harvard College where he earned a bachelor's degree and a graduate of Harvard Graduate School of Business Administration where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Finnegan possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Robin P. Selati serves as a manager of CDW Holdings and CDW LLC. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993. Before 1993, Mr. Selati was with Alex. Brown & Sons Incorporated. Mr. Selati currently serves on the board of directors of Ruth's Hospitality Group, Inc., The Yankee Candle Company, Inc. and Things Remembered, Inc. During the previous five years, Mr. Selati also served as a director of BF Bolthouse Holdco LLC, Tuesday Morning Corporation, Carrols Restaurant Group, Inc., Pierre Holding Corp., Family Christian Stores, Inc., NWL Holdings, Inc. and

Cinemark, Inc. Mr. Selati is a graduate of Yale University where he earned a bachelor's degree and a graduate of the Stanford University Graduate School of Business where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Selati possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Donna F. Zarcone serves as a manager of CDW Holdings and CDW LLC. Ms. Zarcone is the President and Chief Executive Officer of the Economic Club of Chicago, a position she has held since February 2012. From January 2007 to February 2012, she served as the President, CEO and founder of D. F. Zarcone & Associates LLC, a strategy advisory firm. Prior to founding D. F. Zarcone & Associates, Ms. Zarcone was President and Chief Operating Officer of Harley-Davidson Financial Services, Inc., a provider of wholesale and retail financing, credit card and insurance services for dealers and customers of Harley-Davidson. After joining Harley-Davidson Financial Services, Inc. in June 1994 as Vice President and Chief Financial Officer, Ms. Zarcone was named President and Chief Operating Officer in August 1998. Prior to joining Harley-Davidson Financial Services, Inc., Ms. Zarcone served as Executive Vice President, Chief Financial Officer and Treasurer of Chrysler Systems Leasing, Inc. from November 1982 through June 1994 and in various management roles at KPMG/Peat Marwick from May 1979 through November 1982. Ms. Zarcone serves on the board of directors of Cigna Corporation and The Duchossois Group. During the previous five years, Ms. Zarcone also served as a director of The Jones Group Inc. and Wrightwood Capital. She also serves as a board member of various civic and professional organizations, including the University of Chicago Booth School of Business Polsky Center for Entrepreneurship and Hyde Park Angels. Ms. Zarcone is a graduate of Illinois State University where she earned a bachelor's degree and a graduate of University of Chicago Booth School of Business where she earned a Masters of Business Administration. Ms. Zarcone also is a certified public accountant. As a result of these and other professional experiences, Ms. Zarcone possesses particular knowledge and experience in accounting, finance, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.

Boards of Managers and Directors

The Board of Managers of each of CDW Holdings LLC and CDW LLC is currently composed of nine managers. The Board of Directors of Parent is currently composed of three directors.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Messrs. Alesio, Allen, Chereskin, Creamer, Dominguez, Finnegan, Richards and Selati and Ms. Zarcone. Our nominating and corporate governance committee has responsibility for, among other things, review and approval of the size of our Board, review of corporate governance guidelines, and oversight of programs for our managers.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of the Board of Directors or compensation committee of another entity that had one or more of its executive officers serving as a member of any of our Boards of Managers or Boards of Directors.

Director Compensation

See “Item 11 Executive Compensation-Director Compensation.”

Compensation Risk Assessment
We conducted an assessment of the risks associated with our compensation practices and policies, and determined that risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company. In conducting the assessment, we undertook a review of our compensation philosophy, our compensation governance structure, and the design and oversight of our compensation programs. Overall, we believe that our programs include an appropriate mix of fixed and variable features, and short- and long-term incentives with compensation-based goals aligning to corporate goals. A centralized compensation team and an executive-level Compensation Steering Committee help ensure compensation programs align with the company's goals and compensation philosophy and, along with other factors, operate to mitigate against the risk that such programs would encourage excessive risk-taking.

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
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis provides an overview of the Company's executive compensation philosophy and the material elements of compensation earned by our Named Executive Officers with respect to 2012.
Our named executive officers consist of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers ("Named Executive Officers"). For 2012, the Named Executive Officers were:

•	Thomas E. Richards, Chairman (commencing January 1, 2013), President and Chief Executive Officer

•	John A. Edwardson, Chairman (through December 31, 2012)

•	Ann E. Ziegler, Senior Vice President and Chief Financial Officer

•	Neal J. Campbell, Senior Vice President, Chief Marketing Officer

•	Christina M. Corley, Senior Vice President, Corporate Sales
On October 12, 2007, we were acquired by a company controlled by investment funds affiliated with the Equity Sponsors (the “Acquisition”). Since the Acquisition, a compensation committee comprised of members appointed by the Equity Sponsors has had responsibility for determining the compensation of our Named Executive Officers. For purposes of this Compensation Discussion and Analysis, the compensation committee is referred to as the “Committee.”
Establishing and Evaluating Executive Compensation
Executive Compensation Philosophy and Objectives
The Committee believes that the Company's executive compensation program should reward actions and behaviors that drive long-term, profitable revenue growth and the creation of sustainable shareholder value. The Committee seeks to foster these objectives through a compensation system that focuses heavily on variable, performance-based incentives that create a balanced focus on the Company's short-term and long-term strategic and financial goals. The following objectives are grounded in a pay-for-performance philosophy and provide a framework for the Company's executive compensation program:

•	Attract, retain and motivate high performing talent;

•	Directly align executive compensation elements with both short-term and long-term Company performance;

•	Align the interests of our executives with those of our stakeholders; and

•	Maximize the efficiency of the program from a tax, accounting, cash flow and share dilution perspective.
Consistent with the Company's pay-for-performance philosophy and executive compensation program objectives, adjustments to executive compensation levels have historically been based on individual and Company performance with reference to the compensation levels paid to similarly situated executive officers at the Company, as well as market data to provide a perspective on external practices.
Market Comparisons
The Committee considers relevant market pay practices when establishing and evaluating executive compensation. In conjunction with market data, the Committee also considers the executive's overall responsibilities, individual performance against Company goals and leadership impact when establishing appropriate compensation levels.
To obtain a broad view of competitive practices among industry peers and competitors for executive talent, the Committee reviews market data for peer group companies as well as general industry and technology company surveys. Each of the companies in the Company's 2012 peer group met one or more of the following criteria: (i) operated in the same line of business as the Company; (ii) operated “close” to the Company's line of business; (iii) operated in a business-to-business distribution environment; or (iv) competed with the Company for talent. The 2012 peer group consisted of the following companies, which were the same companies that were used to evaluate 2011 compensation:

Anixter International, Inc.	Office Depot, Inc.
Arrow Electronics, Inc.	OfficeMax Incorporated
Avaya Inc.	PC Connection Inc.
Best Buy Co., Inc.	RadioShack Corporation
C. R. Bard, Inc.	Staples, Inc.
GTSI Corp.	Tech Data Corporation
Illinois Tool Works Inc.	United Stationers Inc.
Ingram Micro Inc.	W.W. Grainger, Inc.
Insight Enterprises, Inc.	Wesco International, Inc.
NCR Corporation
Aon Hewitt provides competitive data for the peer group utilizing peer group proxy data and its general industry database for the CEO and CFO. For the Senior Vice President, Chief Marketing Officer and Senior Vice President, Corporate Sales for which sufficient peer group data was not available, Aon Hewitt provided revenue size-adjusted competitive data from its general industry database.
In reviewing the compensation levels set for each Named Executive Officer, the Committee supplements the Aon Hewitt peer group data with data taken from technology industry surveys prepared by Radford, a leading provider of compensation market data. While the Radford surveys include information regarding over 1,000 companies, the Committee's use of the surveys was limited to a review of U.S. compensation data derived from technology companies in the surveys that had annual revenues in excess of $3.0 billion. The Committee also reviewed, depending on the availability of data within the Radford surveys for the position being considered, market data derived from between 16 and 31 of the technology companies included in the surveys, which companies had median annual revenues of between $5.2 billion and $9.2 billion. In reviewing the size-adjusted data from the Aon Hewitt general industry database and the Radford database, the Committee does not review the specific companies included in the databases.
For Mr. Richards, the peer group was the primary market data source for evaluating 2012 base salary and annual cash incentive award opportunity, given the availability of chief executive officer compensation data in public filings, with the compensation survey data providing a supplemental viewpoint. For the other Named Executive Officers other than Mr. Edwardson, the Committee reviewed blended market data when evaluating the 2012 base salary and annual cash incentive awards, with the peer group data and compensation survey data weighted equally. The Committee did not undertake a 2012 market review of Mr. Edwardson's compensation as his compensation levels were set pursuant to the terms of his 2011 employment agreement. For purposes of this Compensation Discussion and Analysis, the peer group data and compensation survey data are collectively referred to as “market data.”

In determining Mr. Richards' 2012 long-term incentive award, the Committee took into consideration Mr. Richards' successful performance since assuming the position of Chief Executive Officer, the fact that Mr. Richards did not receive an additional long-term incentive award at the time he assumed the position of Chief Executive Officer as well as long-term incentive compensation market data compiled by the Committee's independent compensation consultant, Frederic W. Cook & Co (the “Compensation Consultant”). For purposes of Mr. Richards' 2012 long-term incentive award, the Committee did not view publicly traded peer group long-term incentive grant practices as being relevant at the time given the Company's private equity ownership and illiquid stock. Therefore, the Compensation Consultant's study did not focus on the grant date value of long-term incentive awards among peers, but rather focused on the potential ownership opportunities (i.e., carried interest levels, expressed as both a percentage ownership in the company as well as a dollar value) for chief executive officers at companies with private equity ownership that recently became publicly listed through an initial public offering. The peer group used for this purpose consisted of the following companies:

Air Lease Corporation	Kayak Software Corporation
Allison Transmission Holdings, Inc.	MRC Global Inc.
Dunkin' Brands Group, Inc.	Nielsen Holdings N.V.
Freescale Semiconductor, Ltd.	Vantiv, Inc.
GNC Holdings, Inc.	Wesco Aircraft Holdings, Inc.
HCA Holdings, Inc.
Since the Acquisition, the Company has continued to utilize the peer group established prior to the Acquisition. As our business model has evolved following the Acquisition to that of a multi-brand technology solutions provider, in 2012, the Committee felt it appropriate to perform a holistic review of the Company's historical peer group with the assistance of the Compensation Consultant. Based on this review, the Committee approved changes to the Company's current peer group selection criteria to include companies that met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times the Company's revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; and (vi) similar EBITDA and gross margins. As a result, the Committee approved the peer group set forth below to be used for 2013 compensation decisions. Based on data compiled by the Compensation Consultant at the time of the peer group review, our revenues and EBITDA were between the median and 75th percentile of the revised peer group.

Accenture plc*	Insight Enterprises, Inc.
Anixter International, Inc.	Owens & Minor, Inc.*
Arrow Electronics, Inc.	Patterson Companies, Inc.*
Avnet, Inc.*	SYNNEX Corporation*
CGI Group Inc.*	United Stationers Inc.
Genuine Parts Company*	W.W. Graingers, Inc.
Henry Schein, Inc.*	Wesco International, Inc.

*Companies added to the Company's peer group.
The following companies were deleted from the Company's peer group due to differences in size and/or differences in business model: Avaya Inc.; Best Buy Co., Inc.; C.R. Bard, Inc., GTSI Corp.; Illinois Tool Works, Inc.; Ingram Micro Inc.; NCR Corporation; Office Depot, Inc.; OfficeMax Incorporated; PC Connection Inc.; RadioShack Corporation; Staples, Inc. and Tech Data Corporation.
Independent Compensation Consultant
As noted above, Frederic W. Cook & Co. was retained by the Committee in 2012 to advise on executive compensation matters. The Compensation Consultant did not provide any additional services to the Company in 2012.
Role of Executive Officers
The Committee is responsible for all compensation decisions for our Named Executive Officers. Mr. Richards reviewed the performance of each executive officer and, based on these reviews, made recommendations to the Committee with respect to 2012 compensation.

Elements of Compensation
The Company's 2012 executive compensation program consisted of the following principal elements:

•	Base salary;

•	Annual cash incentive awards (the Senior Management Incentive Plan); and

•	Long-term incentive awards.
Base Salary
The Committee generally sets base salaries for executives, including the Named Executive Officers, below the market median of salaries for executives in similar positions and with similar responsibilities at companies included in the market data. Aligned with our compensation philosophy, a large proportion of executives' total target cash compensation is non-fixed, or variable, to provide a strong connection between pay and performance. Accordingly, in 2012, the base salaries for Mr. Richards and Mr. Edwardson were 40% of each of their respective total target cash compensation levels, and the base salaries for the other Named Executive Officers ranged from 31% to 50% of their total target cash compensation.
For 2012, the Committee did not increase the base salary levels from those set for 2011 for the Named Executive Officers. In accordance with the terms of Mr. Edwardson's employment agreement, Mr. Edwardson's base salary was reduced over the course of 2012 in connection with his eventual retirement from the Company. For the base salaries paid to the Named Executive Officers during 2012, see the “2012 Summary Compensation Table” and for a description of Mr. Edwardson's base salary, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”
Annual Cash Incentive Awards (Senior Management Incentive Plan)
CDW provides its senior management with short-term incentive compensation through its annual cash bonus program, the Senior Management Incentive Plan (“SMIP”). Short-term compensation under SMIP is a significant component of an executive's total target cash compensation opportunity in a given year.
The total target cash compensation opportunity for an executive is generally set so that target compensation varies above or below market median rates based on whether the Company outperforms or underperforms market growth rate expectations. Because the Named Executive Officer base salary levels historically have been below the median market rate, the Committee uses an above-median target SMIP opportunity to bring targeted total cash compensation within the median range. For 2012, the Committee did not increase the SMIP target award levels from those set for 2011 for the Named Executive Officers. For 2012, Mr. Richards and Mr. Edwardson's SMIP target awards represented 60% of their respective total target cash compensation levels, and the SMIP target awards for our other Named Executive Officers ranged from 50% to 69% of their respective total target cash compensation.
In establishing annual performance goals under SMIP, the Committee undertakes a rigorous review and analysis to establish performance goals that correlate to above market performance, as measured by industry surveys and financial information from publicly traded resellers and publicly traded technology distributors and/or manufacturers. Factors considered by the Committee in establishing the performance goals include market growth rate expectations and Company market share gain expectations, as well as assumptions regarding the Company's productivity gains and investments.
The Committee believed that a combination of Adjusted EBITDA and market share performance was the most meaningful measure of the Company's 2012 performance for its stakeholders because together they take into account not only the Company's absolute performance but also performance relative to the market. Adjusted EBITDA is a non-GAAP financial measure. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the calculation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income.
For 2012, the Committee determined that no SMIP payments would be provided unless annual Adjusted EBITDA met or exceeded 2011 actual Adjusted EBITDA and set the annual Adjusted EBITDA performance goal at $781.8 million, which represented a 9% increase over 2011 actual Adjusted EBITDA. Consistent with the 2011 SMIP design, the Committee also included a market share factor as a mechanism to adjust payments under SMIP. In operation, therefore, payment of awards under SMIP for performance during 2012 was guided by three principles:

•	Target payout requires growth above market growth rate expectations;

•	Threshold payout requires performance at or above prior year level; and

•	The market share governor reduces payouts if the Company loses market share.

The SMIP payout curve had a payout range from 0% to 200% of each participant's target SMIP award for performance between 91.7% and 115% of the Adjusted EBITDA goal, with different levels of payout for increased or constant/decreased market share, and no payout if the Company failed to achieve 2011 actual Adjusted EBITDA. The threshold, target and maximum payout opportunities under the SMIP payout curve are set forth below:

	Adjusted EBITDA Performance Goal	Market Share Governor (2)
Payout Opportunity (1)	(% of attainment of performance goal)	Grow (% of target bonus)	Flat/Decline (% of target bonus)
Maximum	115.0%	200%	180%
Adjusted EBITDA Performance Goal	100.0%	100%	90%
Minimum Performance Threshold	91.7%	25%	15%

(1)	Payouts were determined under a grid based on various performance achievement levels for Adjusted EBITDA and market share changes.

(2)
Market share changes were measured internally based on data from seven industry surveys and reports and, based on the availability of data, financial information regarding four publicly traded resellers and four publicly traded technology distributors and/or manufacturers.

In 2012, the Committee determined that the Company had achieved 98.1% of its Adjusted EBITDA performance goal and, after assessing the market share results as described in footnote (2) above, determined that the Company's market share grew, resulting in a payout percentage of 75% of each Named Executive Officer's bonus target. The table below sets forth the SMIP payouts to each of the Named Executive Officers based upon 2012 performance:

Named Executive Officer	SMIP Bonus Target	Calculated SMIP Payout
Thomas E. Richards	$1,162,500	$871,875
John A. Edwardson	$812,500	$609,375
Ann E. Ziegler	$700,000	$525,000
Neal J. Campbell	$275,000	$206,250
Christina M. Corley	$275,000	$206,250
Long-Term Incentive Program
The Equity Sponsors believe that members of senior management should hold a personally significant interest in the equity of the Company to align their interests and the interests of our stakeholders. As described below, the Equity Sponsors implemented their management investment philosophy by requiring members of senior management to invest in the Company and by establishing a “profits-interest program.” “Profits-interest programs” are common practice in portfolio companies of private equity firms and allow participants to share in increases in the equity value of the Company. Consistent with practices among similarly situated private equity financed companies, we typically provide named executive officers with an initial long-term incentive grant upon hire. This initial grant is generally expected to cover a multi-year period; however, executives may be provided an additional long-term incentive grant upon promotion, to reward sustained performance, or to provide for internal parity among similarly situated executives at the Company. To further support the Company's long-term objectives, we also provide Restricted Debt Unit awards, which are a deferred compensation vehicle.
A Units
The Equity Sponsors' investment in the Company is held in the form of Class A Common Units of CDW Holdings (“A Units”). Mr. Richards, Ms. Ziegler and each of our current Named Executive Officers who were with the Company at the time of the Acquisition were required to invest in A Units of CDW Holdings. Because A Units represent investment of personal funds by the executives, they are not subject to a vesting requirement.
B Unit Program
The Company granted Class B Common Units of CDW Holdings (“B Units”) to each of our current Named Executive Officers who was with the Company at the time of the Acquisition and in connection with the hiring of Named Executive Officers following the Acquisition. The Committee has the authority to grant B Units to new members of senior management and additional B Units to current members of senior management. A Units and B Units each represent an equity interest in CDW Holdings; however, the B Unit grants have what is called a “participation threshold” based on the value assigned to an A

Unit at the time of the B Unit grant. The B Units only share in equity appreciation above the participation threshold. This places the B Unit grants in a secondary position to the A Units in that in any event in which the equity is valued and paid out, holders of the B Unit grants are paid only if an amount at least equal to the participation threshold has first been allocated to the A Units. The A Units and the B Unit grants share equally in valuation amounts, if any, above the participation threshold.
Based on an evaluation of Mr. Richards' successful performance since assuming the position of Chief Executive Officer, the fact that Mr. Richards did not receive an additional long-term incentive award at the time he assumed the position of Chief Executive Officer and the compensation market data discussed above under “Establishing and Evaluating Executive Compensation - Market Comparisons,” in 2012, the Committee granted Mr. Richards 10,000 B Units. Other than the grant to Mr. Richards, the Committee did not authorize the grant of any additional B Units to any of the other Named Executive Officers in 2012.
For additional information about the B Units granted to Mr. Richards in 2012, see the narrative accompanying the “Grants of Plan-Based Awards Table,” the table entitled “2012 Outstanding Equity Awards at Fiscal Year-End” and the “2012 Units Vested Table” below.
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
The RDUs are designed to track two components of the Senior Subordinated Notes, a principal component and an interest component. However, the participants have no rights to the underlying debt. The total amount of compensation available under the RDU Plan is based on these two components. The principal component credits the RDU Plan with an amount equal to $28.5 million face value of the Senior Subordinated Notes (the “debt pool”). Payment of the principal component under the RDU Plan will be made to participants on October 12, 2017, unless accelerated due to a sale of the Company. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the debt pool from March 10, 2010 (or, if later, the date of hire or the date of a subsequent RDU grant) through maturity (October 12, 2017). These amounts are paid to participants on the interest payment dates, except that amounts for 2010 and 2011 were deferred until 2012.
In 2012, Mr. Campbell and Ms. Corley each received 400 RDUs. The Committee set the size of Mr. Campbell and Ms. Corley's awards at levels to increase the retentive element of each executive's compensation package and to bring the number of RDUs held by each executive in line with the number of RDUs held by similarly situated executive officers of the Company. In 2012, other than the grants to Mr. Campbell and Ms. Corley, the Committee did not authorize the grant of any additional RDUs to any of the Named Executive Officers.
For additional information regarding the operation of the RDU Plan and the RDUs granted to the Named Executive Officers, see the narrative accompanying the “2012 Non-Qualified Deferred Compensation” table and the “2012 Potential Payments Upon Termination or Change in Control” section.
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
Additional information regarding the employment arrangements with each of the Named Executive Officers, including a quantification of benefits that would have been received by each Named Executive Officer had his or her employment terminated on December 31, 2012, is provided under “2012 Potential Payments Upon Termination or Change in Control.”

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
Compensation Committee Report
The Compensation Committee has responsibility for determining the compensation of our Named Executive Officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors of CDW Corporation that the Compensation Discussion and Analysis be included in CDW Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 and such other filings with the SEC as may be appropriate.
Compensation Committee

Benjamin D. Chereskin (Chair)
Steven W. Alesio
Barry K. Allen
Glenn M. Creamer
Michael J. Dominguez
Robin P. Selati

Executive Compensation Tables
2012 Summary Compensation Table
The following table provides information regarding the compensation earned during the last three fiscal years by our current Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, whom we collectively refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Non-qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Thomas E. Richards Chairman, President and Chief Executive Officer	2012	775,000	—	1,190,000	—	871,875	374,747	5,984	3,217,606
	2011	715,865	—	—	—	1,725,370	374,747	5,180	2,821,162
	2010	700,000	—	2,238,960	—	1,995,000	296,561	5,130,000	10,360,521
John A. Edwardson Former Chairman	2012	539,423	—	—	—	609,375	—	5,984	1,154,782
	2011	825,000	—	8,220,865	—	2,080,000	—	5,180	11,131,045
	2010	825,000	—	4,191,657	—	2,470,000	—	—	7,486,657
Ann E. Ziegler Senior Vice President and Chief Financial Officer	2012	320,000	—	—	—	525,000	229,012	5,984	1,079,996
	2011	320,000	—	—	—	1,120,000	229,012	5,180	1,674,192
	2010	320,000	—	628,429	—	1,340,000	181,232	3,135,000	5,604,661
Neal J. Campbell Senior Vice President, Chief Marketing Officer	2012	275,000	—	—	—	206,250	53,570	404,484	939,304
	2011	248,558	—	695,783	—	412,274	27,353	400,000	1,783,968
Christina M. Corley Senior Vice President, Corporate Sales	2012	275,000	—	—	—	206,250	43,830	402,942	928,022
	2011	69,153	78,400	797,316	—	116,932	7,711	400,000	1,469,512

(1)
Salary. Mr. Edwardson retired as the Company's Chief Executive Officer on October 1, 2011 and retired as the Company's Chairman on December 31, 2012. In accordance with the terms of Mr. Edwardson's employment agreement, Mr. Edwardson's base salary was reduced over the course of 2012 in connection with his eventual retirement from the Company. Mr. Richards was elected to the position of President and Chief Executive Officer on October 1, 2011 and to the position of Chairman on January 1, 2013. Mr. Campbell and Ms. Corley each joined the Company during 2011.

(2)
Stock Awards. The amounts reported represent the grant date fair value of B Units calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). The amount reported in 2012 for Mr. Richards represents the aggregate grant date fair value of B Units granted in 2012. Mr. Richards' B Units vest daily on a pro rata basis over a five year period commencing on the date of grant. The amount reported in 2011 for Mr. Edwardson represents the incremental fair value associated with the 2011 modification of Mr. Edwardson's outstanding B Unit awards in connection with his retirement as Chief Executive Officer. The amounts reported in 2011 for Mr. Campbell and Ms. Corley represent the aggregate grant date fair value of B Units granted in 2011. For 2010, the amounts reported represent the aggregate grant date fair value of B Units granted in 2010 and the incremental fair value associated with the 2010 modification of the B Unit program. See Note 11 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating these amounts. Please see the Compensation Discussion and Analysis for further information regarding the 2012 B Unit grant to Mr. Richards.

(3)
Non-Equity Incentive Plan Compensation. For 2012, the amounts reported represent cash awards to the Named Executive Officers under the SMIP. Please see the Compensation Discussion and Analysis for further information regarding the 2012 SMIP.

(4)
Nonqualified Deferred Compensation Earnings. Pursuant to SEC disclosure rules, the amounts reported represent the portion of the interest credited under the RDU Plan that exceeds 120% of the applicable federal long-term rate. Please see the Compensation Discussion and Analysis for further information regarding the RDU Plan.

(5)
All Other Compensation. For 2012, “All Other Compensation” consists of (i) the RDU grant valued at $400,000 that Mr. Campbell and Ms. Corley each received during 2012 and (ii) matching and profit sharing contributions to the 401(k) accounts of each of the Named Executive Officers. For 2011, “All Other Compensation” consists of (i) the value of RDUs that Mr. Campbell and Ms. Corley received during 2011 and (ii) profit sharing contributions to the 401(k) accounts of Messrs. Richards and Edwardson and Ms. Ziegler. For 2010, “All Other Compensation” for Mr. Richards and Ms. Ziegler consists of the value of RDUs that each received during 2010. The RDU value reported is calculated by multiplying the number of RDUs received by $1,000, the face amount of an RDU. Because the amounts reported represent the face amount of the unvested RDUs, these amounts may not correspond to the actual value that will be recognized by the Named Executive Officer.

2012 Grants of Plan-Based Awards Table
The following table provides information regarding the possible payouts to our Named Executive Officers in 2012 under the SMIP and the 2012 grant of B Units to Mr. Richards.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Thomas E. Richards	—	174,375	1,162,500	2,325,000	—	—	—	—	—	—	—
	12/12/12	—	—	—	—	—	—	10,000	—	—	1,190,000
John A. Edwardson	—	121,875	812,500	1,625,000	—	—	—	—	—	—	—
Ann E. Ziegler	—	105,000	700,000	1,400,000	—	—	—	—	—	—	—
Neal J. Campbell		41,250	275,000	550,000	—	—	—	—	—	—	—
Christina M. Corley	—	41,250	275,000	550,000	—	—	—	—	—	—	—

(1)
These amounts represent threshold, target and maximum cash award levels set in 2012 under the SMIP. The amount actually earned by each Named Executive Officer is reported as Non-Equity Incentive Plan Compensation in the 2012 Summary Compensation Table.

(2)
The amount reported for Mr. Richards represents B Units granted in 2012 under the Company's 2007 Incentive Equity Plan. These B Units vest daily on a pro rata basis over a five year period commencing on the date of grant. The per unit participation threshold for Mr. Richards' B Unit grant equals $859.00.

(3)
The amount reported in this column represents the grant date fair value of the 2012 B Unit grant to Mr. Richards, as computed in accordance with FASB ASC 718. See Note 11 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating these amounts.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements and Arrangements
In connection with Mr. Richards' election to the position of Chief Executive Officer, on June 30, 2011, the Board approved the terms of an amended and restated compensation protection agreement with Mr. Richards, which became effective October 1, 2011. Mr. Richards' amended compensation protection agreement provides for, among other items, (i) an annual base salary of $775,000 subject to merit increases, (ii) an annual incentive bonus target of 150% of Mr. Richards' annual base salary and (iii) severance benefits for qualifying terminations of employment. Please see the “2012 Potential Payments Upon Termination or Change in Control” section for a discussion of Mr. Richards' severance arrangements.
In connection with Mr. Edwardson's retirement as Chief Executive Officer of the Company and Mr. Edwardson's continued service as the Company's Chairman, in 2011, the Board approved the terms of an amended and restated employment agreement with Mr. Edwardson (the “Amended Employment Agreement”). The Amended Employment Agreement with Mr. Edwardson became effective on October 1, 2011 and continued through December 31, 2012. Over the duration of the Amended Employment Agreement, Mr. Edwardson's base salary was reduced to reflect the annualized amounts as set forth below, which resulted in Mr. Edwardson receiving base salary of approximately $540,000 with respect to 2012.

Period	Base Salary (Per Annum)
10/1/2011 through 3/31/2012	$825,000
4/1/2012 through 6/30/2012	$618,750
7/1/2012 through 9/30/2012	$412,500
10/1/2012 through 12/31/2012	$206,250
The Company has severance arrangements with respect to each Named Executive Officer that provide for payments and other benefits upon a qualifying termination of the Named Executive Officer. The terms of the Company's severance arrangements are described in “2012 Potential Payments upon Termination or Change in Control.”
SMIP
Please see the Compensation Discussion and Analysis for further information regarding the operation of the SMIP.
Class B Common Units
As noted in the Compensation Discussion and Analysis, in 2012, the Committee granted to Mr. Richards 10,000 B Units. The B Unit program is a profits-interest compensation program that was designed to permit holders of B Units to share in the increase in the equity value of the Company above a pre-defined value for the A Units. For the 2012 B Unit grant to Mr. Richards that per unit pre-defined value, or “participation threshold,” equals $859.00.
The B Units vest daily on a pro rata basis over a five year period commencing on the date of grant if, and only if, the executive is, and has been, continuously employed by the Company or any of its subsidiaries, serving as a manager or director of the Company or its subsidiaries, or providing services to the Company or any of its subsidiaries as an advisor or consultant. Immediately prior to a sale of the Company, all unvested B Units shall immediately vest if the executive is, and has been, continuously employed by or providing services to the Company or its subsidiaries as of the date of the transaction.
Please see the Compensation Discussion and Analysis for further information regarding the 2012 B Unit grant to Mr. Richards.
RDU Plan
Please see the Compensation Discussion and Analysis and Nonqualified Deferred Compensation section for further information regarding the operation of the RDU Plan.
2012 Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number and market value of unvested equity awards held by each Named Executive Officer on December 31, 2012.

Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Thomas E. Richards	17,350	$6,407,303
John A. Edwardson (3)	24,867	$21,360,307
Ann E. Ziegler	3,481	$2,990,443
Neal J. Campbell	3,047	$1,203,500
Christina M. Corley	3,916	$1,045,620

(1)
Amounts reported in this column represent the number of unvested B Units held by each Named Executive Officer as of December 31, 2012. For Mr. Richards, his 2012 grant of 10,000 B Units vests daily on a pro rata basis over a five year period commencing on December 12, 2012 and his remaining B Units vest daily on a pro rata basis over a five year period commencing on January 1, 2010. For Mr. Edwardson and Ms. Ziegler, the B Units vest daily on a pro rata basis over a five year period commencing on January 1, 2010. For Mr. Campbell and Ms. Corley, the B Units vest daily on a pro rata basis over a five year period commencing on March 10, 2011 and September 26, 2011, respectively.

(2)
Following the Acquisition, the Company's equity ceased to be publicly traded and, therefore, there is no ascertainable public market value for the B Units. The market value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

(3)
Under the terms of Mr. Edwardson's B Unit agreement, Mr. Edwardson's B Units will continue to vest following his retirement in accordance with the vesting schedule set forth in his original agreement (through December 31, 2014).

2012 Units Vested Table
The following table summarizes the number and market value of equity awards held by each Named Executive Officer that vested during 2012.

Name	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas E. Richards	3,849	$3,212,429
John A. Edwardson	12,467	$10,709,414
Ann E. Ziegler	1,745	$1,499,318
Neal J. Campbell	958	$378,420
Christina M. Corley	1,051	$280,570

(1)
Amounts reported in this column represent the number of the Named Executive Officer's B Units that vested during 2012. These B Units remain subject to transfer restrictions pursuant to the terms of the B Unit agreements.

(2)
Following the Acquisition, the Company's equity ceased to be publicly traded and, therefore, there is no ascertainable public market value for the B Units. The market value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

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
The RDUs are designed to track two components of the Company's Senior Subordinated Notes, a principal component and an interest component. However, participants have no rights to the underlying debt. The total amount of compensation available under the RDU Plan is based on these two components. The principal component credits the RDU Plan with an amount equal to $28.5 million face value of the Company's Senior Subordinated Notes (the “debt pool”). Participants vest daily in the principal component during employment on a pro rata basis over the period commencing January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014, unless accelerated as discussed in the “2012 Potential Payments upon Termination or Change in Control” section. Payment of the principal component under the RDU Plan will be made to participants on October 12, 2017, unless accelerated as discussed in the “2012 Potential Payments upon Termination or Change in Control” section. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the debt pool from March 10, 2010 (or, if later, the date of hire or the date of a subsequent RDU grant) through maturity (October 12, 2017). Payment of the interest component will be paid to participants semi-annually on April 15 and October 15, unless accelerated in connection with the sale of the Company as discussed in the “2012 Potential Payments upon Termination or Change in Control” section.
The principal and interest accrued on unallocated RDUs under the RDU Plan as of December 31, 2014 will be allocated to participants who are employed as of such date on a pro rata basis according to the number of RDUs held by each such participant compared to the total debt pool, unless accelerated as discussed in the “2012 Potential Payments upon Termination or Change in Control” section. Any RDUs allocated to participants on December 31, 2014 will be fully vested. Such principal and interest components allocated to each participant shall be paid on October 12, 2017, unless accelerated as discussed in the “2012 Potential Payments upon Termination or Change in Control” section.

See “2012 Potential Payments upon Termination or Change in Control” below for a discussion of the treatment of the RDUs upon certain terminations of employment or a sale of the Company.
2012 Non-Qualified Deferred Compensation Table
The following table provides information regarding the RDU Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals / Distributions ($)(3)	Aggregate Balance at Last Fiscal Year-End ($) (4)
Thomas E. Richards	—	—	643,046	1,663,773	5,265,754
John A. Edwardson	—	—	—	—	—
Ann E. Ziegler	—	—	392,972	1,016,750	3,217,961
Neal J. Campbell	—	400,000	91,923	117,690	821,170
Christina M. Corley	—	400,000	75,210	67,271	821,170

(1)
The amounts reported in this column represent the number of RDUs that Mr. Campbell and Ms. Corley received during 2012 multiplied by $1,000, the face amount of an RDU. Please see the narrative above for a description of the principal component of the RDU Plan. These amounts are included in the “All Other Compensation” column in the 2012 Summary Compensation Table. Participants in the RDU Plan vest in the principal component on a pro rata basis over the period commencing January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014, subject to earlier vesting in the event of certain qualifying terminations of employment or a sale of the Company.

(2)
The amounts reported in this column represent interest earned by the Named Executive Officers during 2012 under the RDU Plan. Please see the narrative above for a description of the interest component of the RDU Plan. (This is different than the portion of the interest credited that is above the applicable long-term federal rate, which is included in the “Nonqualified Deferred Compensation Earnings” column in the 2012 Summary Compensation Table.)

(3)
Represents the portion of the interest component that was paid to the Named Executive Officers during 2012. Participants in the RDU Plan became vested in the interest payments that accrued under the RDU Plan from March 10, 2010 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2011 on December 31, 2011. Such accrued interest payments were paid to participants in January 2012. Commencing January 1, 2012, the interest component is paid to participants semi-annually on April 15 and October 15.

(4)	The amounts reported in this column represent each Named Executive Officer's balance in the RDU Plan.
2012 Potential Payments upon Termination or Change in Control
Mr. Richards is a party to a compensation protection agreement that provides for certain severance benefits upon a qualifying termination of employment. In addition, in connection with the Acquisition, Ms. Ziegler entered into a compensation protection agreement that sets forth her severance arrangement (together, with Mr. Richards compensation protection agreement, the “Compensation Protection Agreements”). The Company also has an Amended Employment Agreement with Mr. Edwardson, which provided for certain severance benefits upon a qualifying termination of employment occurring on or prior to December 31, 2012. The remaining Named Executive Officers participate in a compensation protection plan that provides for severance benefits upon a qualifying termination of employment (“Compensation Protection Plan”). Each Named Executive Officer, other than Mr. Edwardson, is a participant in the RDU Plan and each Named Executive Officer is a participant in the Company's B Unit program, both of which provide for accelerated vesting of RDUs or B Units, as applicable, upon certain termination events or a sale of the Company.
A description of the material terms of each of the employment arrangements, the RDU Plan and B Unit program as well as estimates of the payments and benefits each Named Executive Officer would receive upon a termination of employment or sale of the Company, are set forth below. The estimates have been calculated assuming a termination date on December 31, 2012, an estimated market value of the Company's B Units based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis and the $1,000 face amount of an RDU. The amounts reported below are only estimates and actual payments and benefits to be paid upon a termination of a Named Executive Officer's employment with the Company or sale of the Company under these arrangements can only be determined at the time of termination or sale of the Company.

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
Employment Agreement with John A. Edwardson
Mr. Edwardson's Amended Employment Agreement provided for payments and other benefits in connection with the termination of his employment with the Company on or prior to December 31, 2012. Under Mr. Edwardson's Amended Employment Agreement, if Mr. Edwardson's employment was terminated due to Mr. Edwardson's death or disability, Mr. Edwardson or his estate, as applicable, would be entitled to receive the following payments and benefits: (1) accrued base salary through the date of termination of employment; (2) the amount of any SMIP bonus earned and payable, but not yet paid, for the fiscal year prior to the year in which Mr. Edwardson's termination of employment occurred; (3) any earned and unpaid portion of the SMIP bonus target determined as of the last day of the fiscal year in which Mr. Edwardson's termination of employment occurred, prorated from the first day in such fiscal year through the date of Mr. Edwardson's termination of employment; and (4) any employee benefits to which Mr. Edwardson was otherwise entitled. In addition, in the case of Mr. Edwardson's termination due to death or disability, Mr. Edwardson's Class B Common Unit Grant Agreement provided for the immediate vesting of the additional portion of his outstanding B Units that would vest over a period of one year from Mr. Edwardson's termination of employment. If Mr. Edwardson's employment was terminated by the Company for “cause” or by Mr. Edwardson without “good reason,” as defined in his Amended Employment Agreement, Mr. Edwardson would be entitled to receive the benefits described in (1), (2) and (4) above. If Mr. Edwardson's employment was terminated by the Company without “cause” or by Mr. Edwardson for “good reason,” Mr. Edwardson would be entitled to receive the payments and benefits described in (1) through (4) above and a lump sum payment of two times the sum of his base salary plus his average annual incentive bonus for the last three full fiscal years. Under the Amended Employment Agreement, upon Mr. Edwardson's retirement or if Mr. Edwardson's employment was terminated by the Company without “cause,” by Mr. Edwardson for “good reason” or due to disability, Mr. Edwardson would receive, in addition to the payments and benefits outlined set forth above with respect to the applicable qualifying termination of employment, continuation of medical, dental and vision insurance until he becomes eligible for Medicare benefits, and full COBRA rights for his eligible dependents once he becomes eligible for Medicare benefits or, if earlier, upon his death. Mr. Edwardson became eligible for the continuation of medical, dental and vision benefits following his December 31, 2012 retirement as Chairman. Mr. Edwardson did not receive any other severance benefits upon his retirement.
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
If the employment of a Named Executive Officer other than Mr. Edwardson is terminated for any reason other than a qualifying termination of employment, the Named Executive Officer is entitled to receive his or her “accrued obligations.” Accrued obligations include the following: (1) accrued and unpaid base salary; (2) any SMIP bonus, deferred compensation and other cash compensation accrued by the Named Executive Officer to the extent not paid as of the date of termination; and (3) vacation pay, expense reimbursements and other cash entitlements accrued by the Named Executive Officer to the extent not paid as of the date of termination.
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

If the employment of a Named Executive Officer other than Mr. Edwardson is terminated due to a qualifying termination, the Named Executive Officer is entitled to receive the following payments and benefits under his or her compensation protection arrangement: (1) accrued obligations as defined above; (2) the portion of the unpaid SMIP bonus that the Named Executive Officer would have received had he or she remained employed by the Company for the full year in which the termination occurs, based on actual performance and prorated through the date of termination; (3) continuation in accordance with the Company's regular payroll practices of a multiple of the Named Executive Officer's base salary; (4) payment of a multiple of the Named Executive Officer's SMIP bonus that would have been earned had the Named Executive Officer remained employed by the Company for the full year in which the termination occurs, based on actual performance; (5) continuation of certain health and welfare benefits for the number of years specified in the Named Executive Officer's compensation protection arrangement or if earlier, the date that the Named Executive Officer became eligible for each such type of insurance coverage from a subsequent employer (provided, however, that if the Company is unable to provide such continuation benefits to the Named Executive Officer, the Company will instead provide a cash payment that, after payment of applicable taxes, is sufficient to purchase comparable benefits); and (6) outplacement services of up to $20,000. The multiple to be applied in determining severance payments and health and welfare continuation coverage is one for Named Executive Officers who participate in the Compensation Protection Plan and two for Named Executive Officers who are parties to Compensation Protection Agreements. The receipt of all of the payments and benefits above, except payment of accrued obligations, is conditioned upon the Named Executive Officer's execution of a general release agreement in which he or she waives all claims that he or she might have against the Company and certain associated individuals and entities.
If the employment of Mr. Richards is terminated for any reason other than a termination by the Company for Cause (as defined in his Compensation Protection Agreement), upon the expiration of any continued medical coverage period under his Compensation Protection Agreement and the COBRA continuation coverage period, Mr. Richards and his spouse are entitled to continued access to the Company's medical plan until each becomes eligible for Medicare (or the earlier occurrence of another event specified in his Compensation Protection Agreement), with the full cost of such continued access to be paid by Mr. Richards.
If the payments and benefits to a Named Executive Officer under his or her respective employment agreement or Compensation Protection Agreement would subject the Named Executive Officer to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Named Executive Officer would be entitled to receive a tax reimbursement, unless the Named Executive Officer's net after-tax benefit resulting from such tax reimbursement, as compared to a reduction of such payments and benefits so that no excise tax is incurred, is less than $100,000. The foregoing tax reimbursement is applicable only in the case of the Company's first change in control following its initial public offering.
RDU Plan
As noted in the Compensation Discussion and Analysis and narrative to the “2012 Non-Qualified Deferred Compensation” table, the Company maintains the RDU Plan. Upon a qualifying termination of employment under a Compensation Protection Agreement, the participant will vest in the RDUs through the date of termination, determined as if the vesting schedule had been five year daily commencing on January 1, 2010. For participants in the RDU Plan, in the event of death or disability, the participant will vest in an additional 20% of the RDUs (i.e., one year of vesting on a five year daily vesting schedule). With respect to the interest component of the RDU Plan, a participant receives interest payments, payable at the same time and same rate as other RDU participants, with respect to vested and unvested RDUs through the date of termination of employment and, following a termination of employment, will receive interest payments with respect to vested RDUs only.
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
B Units
Except as described below with respect to Mr. Edwardson, there is no acceleration or continuation of vesting of the B Units for terminations other than on account of a Named Executive Officer's death or disability. In the case of termination due to the Named Executive Officer's death or disability, each Named Executive Officer's Class B Common Unit Grant Agreement provides for the immediate vesting of the additional portion of his or her outstanding B Units that would vest over a period of one year from such Named Executive Officer's termination of employment. All outstanding unvested B Units would immediately vest upon a sale of the Company under the Class B Common Unit Grant Agreements entered into with each Named Executive Officer. On June 30, 2011, the Board approved the terms of a Class B Common Unit Grant Agreement modification letter with Mr. Edwardson. The modification letter provides that Mr. Edwardson's unvested B Units will continue to vest through 2014 following his retirement from the Company.
For purposes of the RDU Plan and B Unit program, a sale of the Company means the acquisition by any person or group of (1) at least 51% of the equity securities of the Company entitled to vote to elect members of the Board or (2) all or substantially all of the Company's assets determined on a consolidated basis. An initial public offering does not constitute a sale of the Company.
Potential Payments upon a Qualifying Termination of Employment (1)

Name	Severance Payment ($) (2)	Pro Rata Actual Bonus Payment ($) (3)	Value of Class B Common Units ($) (4)	Value of Accelerated RDUs ($) (5)	Welfare Benefits ($) (6)	Outplacement ($) (7)	Aggregate Payments ($)
Thomas E. Richards	3,293,750	871,875	—	1,366,003	15,252	20,000	5,566,880
John A. Edwardson	3,852,083	609,375	21,360,307	—	5,767	—	25,827,532
Ann E. Ziegler	1,690,000	525,000	—	834,780	11,863	20,000	3,081,643
Neal J. Campbell	481,250	206,250	—	—	8,400	20,000	715,900
Christina M. Corley	481,250	206,250	—	—	10,588	20,000	718,088

(1)
A qualifying termination means termination of the Named Executive Officer's employment (1) by the Company other than (A) for “cause,” (B) the Named Executive Officer's death or (C) the Named Executive Officer's disability, or (2) for a Named Executive Officer who is a party to a Compensation Protection Agreement, by the Named Executive Officer for “good reason.” As noted previously, Mr. Edwardson was eligible to receive severance benefits for a qualifying termination of employment on or prior to December 31, 2012. Mr. Edwardson is no longer eligible to receive the severance payments set forth in this table.

(2)
Except as otherwise noted, amounts reported in this column represent a multiple of the sum of (i) the Named Executive Officer's base salary and (ii) the Named Executive Officer's annual incentive bonus target for 2012 multiplied by the 2012 SMIP payout percentage of 75%. For Mr. Edwardson, the bonus component of his severance payment is determined under his employment agreement based upon the average of the annual incentive bonus amounts earned for the last three full fiscal years. The multiple is one times for the Named Executive Officers who participate in the Compensation Protection Plan and two times for Mr. Edwardson and the Named Executive Officers who are parties to Compensation Protection Agreements.

(3)
Under the Named Executive Officers' respective agreements, the Named Executive Officers are entitled to a pro rata bonus based on the Company's actual performance for the year in which termination occurs. The amount reported in this column represents the annual bonus earned by each Named Executive Officer during 2012. This amount is also reported in the 2012 Summary Compensation Table as 2012 compensation.

(4)
Pursuant to the terms of the B Unit agreements, the B Units do not accelerate upon a termination of employment other than a termination of employment due to the death or disability of the Named Executive Officer, as described below. Although Mr. Edwardson's unvested B Units do not accelerate upon a qualifying termination of employment, Mr. Edwardson's unvested B Units will continue to vest following his retirement, in accordance with the vesting schedule set forth in his original grant agreement (through 2014). The amount reported for Mr. Edwardson represents the value of the B Units that will continue to vest through December 31, 2014. The B Unit value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

(5)
Pursuant to the terms of the RDU Plan, upon a qualifying termination of employment under a Compensation Protection Agreement, the participant will vest in the RDUs through the date of termination, determined as if the vesting schedule had been five year daily commencing on January 1, 2010. The amounts reported in the table represent the number of RDUs that would vest upon the qualifying termination of employment on December 31, 2012 under a Compensation Protection Agreement multiplied by the $1,000 face amount of an RDU. Following a termination of employment, the

Named Executive Officer will continue to receive interest earned subsequent to 2012 with respect to the RDUs that vested in connection with his or her qualifying termination of employment.

(6)	Represents the estimated value of continued welfare benefits that all Named Executive Officers would be entitled to receive upon a qualifying termination of employment.

(7)	Represents the maximum value of outplacement services that all Named Executive Officers, except for Mr. Edwardson, would be entitled to receive.
Potential Payments upon Death or Disability Table

Name	Severance Payment ($)	Pro Rata Actual Bonus Payment ($) (1)	Value of Accelerated Class B Common Units ($) (2)	Value of Accelerated RDUs ($) (3)	Aggregate Payments ($)
Thomas E. Richards	—	871,875	3,205,407	1,026,000	5,103,282
John A. Edwardson	—	609,375	10,686,006	—	11,295,381
Ann E. Ziegler	—	525,000	1,496,041	627,000	2,648,041
Neal J. Campbell	—	206,250	377,800	160,000	744,050
Christina M. Corley	—	206,250	280,110	160,000	646,360

(1)
Under the Compensation Protection Agreements, the Named Executive Officers are entitled to a pro rata bonus based on target or, in the case of Mr. Edwardson, actual performance for the year in which termination occurs. Named Executive Officers subject to the Compensation Protection Plan are not eligible to receive a pro rata bonus in the event of death or disability prior to December 31, 2012; however, each executive's full SMIP bonus is included in this column because each executive satisfied the employment through December 31, 2012 requirement under the SMIP. The amount reported in this column represents the annual bonus earned by each Named Executive Officer during 2012. This amount is also reported in the 2012 Summary Compensation Table as 2012 compensation.

(2)
Represents the value of B Units, equal to the amount that would vest over a period of one year, in the event of a termination of employment due to death or disability on December 31, 2012. The B Unit value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

(3)
Pursuant to the terms of the RDU Plan, in the event of the participant's death or disability, the participant will vest in an additional 20% of the RDUs (i.e., one year of vesting on a five year daily vesting schedule). The amounts reported in the table represent the number of RDUs that would vest upon a termination due to death or disability on December 31, 2012 multiplied by the $1,000 face amount of an RDU. Following a termination of employment, the Named Executive Officer will continue to receive interest earned subsequent to 2012 with respect to the RDUs that vested in connection with his or her termination of employment due to death or disability.

Potential Payments upon a Change in Control

Name	Severance Payment ($)	Pro Rata Actual Bonus Payment ($)	Value of Accelerated Class B Common Units ($) (1)	Value of Accelerated RDUs ($) (2)	Tax Payments ($) (3)	Aggregate Payments ($) (4)
Thomas E. Richards	—	—	6,407,303	4,154,924	—	10,562,227
John A. Edwardson	—	—	21,360,307	—	—	21,360,307
Ann E. Ziegler	—	—	2,990,443	2,539,120	—	5,529,563
Neal J. Campbell	—	—	1,203,500	663,371	—	1,866,871
Christina M. Corley	—	—	1,045,620	700,993	—	1,746,613

(1)
Represents the value of all unvested B Units that would become vested immediately prior to a sale of the Company on December 31, 2012. The B Unit value reported in this table is based upon a valuation analysis of the "fair market value" (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

(2)
Represents the value of all unvested RDUs that would become vested upon a sale of the Company, the allocation of the unallocated RDU debt pool (principal and any accrued interest) that each Named Executive Officer would have received if a sale of the Company occurred on December 31, 2012 and the change in control payment on the RDUs. The amounts are calculated based on the $1,000 face amount of an RDU. Please see the “2012 Non-Qualified Deferred Compensation” table for a description of the RDU Plan and the narrative above entitled “RDU Plan” for a description of the amounts to be received by participants in the RDU Plan upon a sale of the Company.

(3)
The tax reimbursement calculations assumed a blended effective tax rate of approximately 39% and a 20% excise tax incurred on excess parachute payments, as calculated in accordance with Internal Revenue Code Sections 280G and 4999.

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

Director Compensation
Our managers who (1) were appointed jointly by our Equity Sponsors and (2) were not also officers or employees of the Company or Managing Directors of our Equity Sponsors in 2012 were eligible to receive an annual retainer of $175,000 in 2012, paid on a quarterly basis after completion of each quarter of service. Steven W. Alesio, Barry K. Allen, Benjamin D. Chereskin and Donna F. Zarcone were eligible to receive this retainer for their Board service in 2012. Our other non-employee managers, Glenn M. Creamer, Michael J. Dominguez, Paul J. Finnegan and Robin P. Selati, were Managing Directors of the Equity Sponsors in 2012 and therefore were not eligible to receive this retainer for their Board service in 2012.
The following table shows information concerning the retainer paid to eligible managers during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash/Total
Steven W. Alesio	$175,000
Barry K. Allen	$175,000
Benjamin D. Chereskin	$175,000
Donna F. Zarcone	$175,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All of the equity interests of CDW LLC and CDW Finance Corporation are owned by Parent, which in turn is wholly owned by CDW Holdings LLC. CDW Holdings LLC was capitalized in connection with the Acquisition with approximately $2,141.9 million of equity capital in the form of units. As of December 31, 2012, CDW Holdings LLC had 2,174,571.52 A Units outstanding and 216,483.25 B Units outstanding, of which 115,615.32 were vested. The A Units and the vested B Units vote together as a single class of units. The following table sets forth certain information regarding the beneficial ownership of the units of CDW Holdings LLC as of December 31, 2012 by:

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

	CDW Holdings LLC
	Number of A Units Beneficially Owned	Percent of A Units Beneficially Owned	Number of B Units Beneficially Owned	Percent of B Units Beneficially Owned	Percent of All Units Beneficially Owned
Principal Unitholders:
Madison Dearborn (1)	1,108,879.4	51.0	—	—	48.4
Providence Equity (2)	980,415.5	45.1	—	—	42.8
Managers and Executive Officers:
Thomas E. Richards (3)	2,154.9	*	12,250.1	10.5	*
John A. Edwardson (4)	26,000.0	1.2	39,378.1	33.7	2.9
Ann E. Ziegler (5)	1,000.0	*	5,512.9	4.8	*
Christina Corley (6)	—	—	1,501.6	1.3	*
Neal Campbell (7)	—	—	1,892.8	1.6	*
Steven W. Alesio	232.8	*	—	—	*
Barry K. Allen (8)	349.3	*	—	—	*
Benjamin D. Chereskin (9)	2,910.4	*	—	—	*
Glenn M. Creamer	—	—	—	—	—
Michael J. Dominguez	—	—	—	—	—
Paul J. Finnegan	—	—	—	—	—
Robin P. Selati	—	—	—	—	—
Donna Zarcone	116.4	*	—	—	*
All Managers and Executive Officers as a group (19 persons)	40,836.9	1.9	84,339.6	70.0	5.5
(*) Denotes less than one percent.

(1)
Consists of 723,840.2 A Units held directly by Madison Dearborn Capital Partners V-A, L.P. (“MDP A”), 192,022.3 A Units held directly by Madison Dearborn Capital Partners V-C, L.P. (“MDP C”), 7,273.1 A Units held directly by Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP Exec”) and 185,743.8 A Units held directly by MDCP Co-Investor (CDW), L.P. (“MDP Co-Investor”). The units held by MDP A, MDP C, MDP Exec and MDP Co-Investor may be deemed to be beneficially owned by Madison Dearborn Partners V A&C, L.P. (“MDP V”), and the general partner of MDP A, MDP C, MDP Exec and MDP Co-Investor. As the sole member of a limited partner committee of MDP V that has the power, acting by majority vote, to vote or dispose of the units directly held by MDP A, MDP C, MDP Exec and MDP Co-Investor, John A. Canning, Paul J. Finnegan and Samuel M. Mencoff may be deemed to have shared voting and investment power over such units. MDP V, MDP A, MDP C, MDP Exec and MDP Co-Investor may be deemed to be a group for purposes of Section 13(d)(3) of the Exchange Act, but expressly disclaim group attribution. Messrs. Canning, Finnegan and Mencoff and MDP V hereby disclaim any beneficial ownership of any shares held by MDP A, MDP C, MDP Exec and MDP Co-Investor. The address for the Madison Dearborn entities and persons is Three First National Plaza, 70 W. Madison Street, Suite 4600, Chicago, Illinois, 60602.

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

(3)
Includes 1,077.4 A Units and 1,129 B Units held by the Jason J. Richards Trust and 1,077.5 A Units and 1,129 B Units held by the Lindsay M. Richards Trust which are deemed to be beneficially owned by Mr. Richards. Also includes beneficial ownership of 941.7 B Units held by Mr. Richards that may be acquired within 60 days of December 31, 2012.

(4)
Includes 8,775 A Units held by the Edwardson Family Foundation and 18,000 B Units held by Whispering Pines Capital LLC which are deemed to be beneficially owned by Mr. Edwardson. Also includes beneficial ownership of 2,043.8 B Units held by Mr. Edwardson that may be acquired within 60 days of December 31, 2012.

(5)
Includes 350 A Units held by the Mark A. Orloff Irrevocable Trust, the assets of which trust, including the 350 A Units, are pledged to secure a loan incurred by the trust, 650 A Units held by the Ann E. Ziegler IRA Northern Trust Bank and 5,226 B Units held by the Ann E. Ziegler 2012 Gift Trust which are deemed to be beneficially owned by Ms. Ziegler. Also includes beneficial ownership of 286.1 B Units held by Ms. Ziegler that may be acquired within 60 days of December 31, 2012.

(6)	Includes beneficial ownership of 172.3 B Units held by Ms. Corley that may be acquired within 60 days of December 31, 2012.

(7)	Includes beneficial ownership of 157.1 B Units held by Mr. Campbell that may be acquired within 60 days of December 31, 2012.

(8)
Does not include 250 A Units indirectly owned by Allen Enterprises LLC, a limited liability company controlled by Mr. Allen, through its 0.1718% interest in PEP Co-Investors (CDW) L.P., a limited partnership which directly holds 145,535.8 A Units. Mr. Allen has no voting or investment power over such A Units and disclaims beneficial ownership of such A Units, except to the extent of his pecuniary interest therein. These A Units are included in Providence Equity's beneficial ownership (see Note 2 above).

(9)	Includes 2,910.4 A Units held by the Chereskin Family Dynasty Trust which are deemed to be beneficially owned by Mr. Chereskin.
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
Management, Board Member and Equity Sponsor Equity Arrangements
Certain members of the Company's senior management team have purchased A Units in CDW Holdings. As of December 31, 2012, executive officers owned 37,228.1 A Units, or approximately 1.7% of the outstanding A Units. The aggregate purchase price paid by the executive officers for these units was approximately $36.1 million.

On December 28, 2012, certain non-employee members of the board of managers of CDW Holdings purchased in a private placement A Units in CDW Holdings at a price per unit equal to $859.00. The non-employee managers acquired an aggregate of 3,608.85 A Units for aggregate consideration of approximately $3.1 million as follows: Steven W. Alesio purchased 232.83 A Units for an aggregate purchase price of $200,000.97; Barry Allen purchased 349.25 A Units for an aggregate purchase price of $300,005.75; Benjamin D. Chereskin purchased 2,910.36 A Units for an aggregate purchase price of $2,499,999.24; and Donna F. Zarcone purchased 116.41 A Units for an aggregate purchase price of $99,996.19.
The A Units are subject to restrictions on transfer, and also are subject to the right of CDW Holdings or, if not exercised by CDW Holdings, the right of the Equity Sponsors, to repurchase the units in certain circumstances, subject to certain exceptions. With respect to certain members of our executive committee, these circumstances include: (i) a termination of the executive's employment with the company for cause, (ii) a resignation (other than upon retirement or resignation due to disability or for good reason) within three years of the date of such equity purchase, (iii) a material violation of a restrictive covenant within three years after the executive's termination of employment with the company or (iv) the executive becoming employed by, performing services for or becoming associated with a competitor. With respect to all other management investors, these circumstances include: (i) a termination of the executive's employment with the company for any reason, (ii) a violation of a restrictive covenant, or (iii) the executive becoming employed by, performing services for or becoming associated with a competitor. If an executive's employment with us terminates for any reason other than for cause or violation of a restrictive covenant, the executive's units can be repurchased at fair market value. Upon a termination for cause or violation of a restrictive covenant, the executive's units can be repurchased at the lower of original cost or fair market value. With respect to board members, the units are subject to repurchase upon termination of board service.
CDW Holdings, the Equity Sponsors, certain executive committee and board members and certain other co-investors have entered into a unitholders agreement. Under the unitholders agreement, if the Equity Sponsors (so long as the Equity Sponsors collectively continue to hold at least 51% of the Common Units (as defined in the CDW Holdings limited liability company agreement)) seek to sell all or substantially all of the company, these unitholders must consent to the sale and cooperate with the Equity Sponsors, which may include selling their securities to the buyer on the terms and at the price negotiated by the Equity Sponsors and signing whatever documents as are reasonably necessary to consummate the sale. Additionally, under the unitholders agreement, prior to an initial public offering, if the Equity Sponsors sell a significant portion of their ownership interest in CDW Holdings to a third party (disregarding sales in the public market, transfers to affiliates and certain other exceptions), certain unitholders will have the option, but will not be required (except in the case of a sale of the entire company), to participate in the sale and sell alongside the Equity Sponsors on a pro rata basis. Prior to an initial public offering or a sale of all or substantially all of CDW Holdings, each unitholder will be required to vote his or her units in favor of a board of managers consisting of such representatives as the Equity Sponsors designate and our Chief Executive Officer. The right of each Equity Sponsor to designate such representatives is subject to certain percentage ownership requirements.
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
      CDW Holdings, all senior management investors, the Equity Sponsors and certain board members and other co-investors have entered into an amended and restated limited liability company agreement. The limited liability company agreement specifies the rights and obligations of the members of CDW Holdings and the rights of the various classes of limited liability company interests therein. Pursuant to the amended and restated limited liability company agreement, holders of A Units and B Units in CDW Holdings will share in future distributions on a pro rata basis, subject to certain participation thresholds for holders of B Units.
Transactions with Equity Sponsors
Madison Dearborn and Providence Equity are private equity firms that have investments in companies that purchase products or services from, or provide products or services to, us. From time to time, Madison Dearborn and Providence Equity also directly purchase products and services from us. We believe that such transactions are entered into in the ordinary course of business on terms no less favorable to us than terms that could have been reached with an unaffiliated third party.
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

Director Independence
Because affiliates of Madison Dearborn and Providence Equity own approximately 92.2% of the voting common units of CDW Holdings, we would be a “controlled company” within the meaning of Rule 5615 of the Nasdaq Marketplace Rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market, Inc., including the requirement that the board of directors be composed of a majority of independent directors.

Item 14. Principal Accountant Fees and Services
The following table presents the total fees and expenses that we paid or accrued for audit and other services provided by Ernst & Young LLP as our independent registered public accounting firm for the years ended December 31, 2012 and 2011:

(in thousands)	Years Ended December 31,
	2012	2011
Audit Fees (1)	$1,195.0	$1,084.2
Audit Related Fees (2)	26.0	—
Tax Fees (3)	58.0	—
All Other Fees (4)	2.0	2.0
Total	$1,281.0	$1,086.2

(1)
Audit fees include fees for the audits of our annual financial statements and reviews of our quarterly financial statements. Fees in 2012 and 2011 also include services related to the Company’s Registration Statements on Form S-4.

(2)	Audit related fees include fees related to employee benefit plans.

(3)	Tax fees include fees related to tax compliance.

(4)	All other fees include a fee paid for a license to use software relating to accounting rules and regulations.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	94
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

CDW CORPORATION

Date:	March 8, 2013	By:	/s/ Thomas E. Richards
Thomas E. Richards
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Richards	Chairman and Chief Executive Officer (principal executive officer)	March 8, 2013
Thomas E. Richards

/s/ Ann E. Ziegler	Senior Vice President and Chief Financial Officer (principal financial officer)	March 8, 2013
Ann E. Ziegler

/s/ Virginia L. Seggerman	Vice President and Controller (principal accounting officer)	March 8, 2013
Virginia L. Seggerman

/s/ Michael J. Dominguez	Director	March 8, 2013
Michael J. Dominguez

/s/ Paul J. Finnegan	Director	March 8, 2013
Paul J. Finnegan

EXHIBIT INDEX

Exhibit Number	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.4
Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.5
Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.6	By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.6 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.7
Amended and Restated Articles of Incorporation of CDW Technologies, Inc., previously filed as Exhibit 3.7 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.8
Amended and Restated By-Laws of CDW Technologies, Inc., previously filed as Exhibit 3.8 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.10
Amended and Restated Limited Liability Company Agreement of CDW Direct, LLC, previously filed as Exhibit 3.10 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.11	Articles of Organization of CDW Government LLC, previously filed as Exhibit 3.11 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.12
Amended and Restated Limited Liability Company Agreement of CDW Government LLC, previously filed as Exhibit 3.12 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.13
Articles of Incorporation of CDW Logistics, Inc., previously filed as Exhibit 3.13 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.14	By-Laws of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.1
Senior Secured Note Indenture, dated as of December 17, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.2
Senior Secured Note Supplemental Indenture, dated as of March 29, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on March 30, 2011 and incorporated herein by reference.

Exhibit Number	Description
4.3
Second Senior Secured Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on May 11, 2012 and incorporated herein by reference.

4.4	Form of Senior Secured Note (included as Exhibit A to Exhibit 4.1), previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.5
Senior Note Indenture, dated as of April 13, 2011, between CDW Escrow Corporation and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.6
Senior Note Supplemental Indenture, dated as of April 13, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.7
Second Senior Note Supplemental Indenture, dated as of May 20, 2011, by and among CDW LLC, CDW Finance Corporation, CDW Escrow Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on May 23, 2011 and incorporated herein by reference.

4.8
Third Senior Note Supplemental Indenture, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.5 with CDW Corporation's Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.9
Fourth Senior Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on May 11, 2012 and incorporated herein by reference.

4.10	Form of Senior Note (included as Exhibit A to Exhibit 4.5), previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.11
Senior Notes Registration Rights Agreement, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and Barclays Capital Inc. as initial purchaser, previously filed as Exhibit 4.7 with CDW Corporation's Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.12
Senior Subordinated Exchange Note Indenture, dated as of October 10, 2008, by and among CDW Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.6 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.13
Senior Subordinated Exchange Note Supplemental Indenture, dated as of May 10, 2010, by and among CDW LLC, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.7 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.14
Second Senior Subordinated Exchange Note Supplemental Indenture, dated as of August 23, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.8 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.15
Third Senior Subordinated Exchange Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on May 11, 2012 and incorporated herein by reference.

4.16
Form of Fixed Rate Senior Subordinated Exchange Note due 2017 (included as Exhibit B to Exhibit 4.12), previously filed as Exhibit 4.10 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.17
Form of Global Fixed Rate Senior Subordinated Exchange Note due 2017, Series B, previously filed as Exhibit 4.11 with CDW Corporation's Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference.

Exhibit Number	Description
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

10.2
Term Loan Agreement, dated as of October 12, 2007 and amended and restated March 12, 2008, by and among VH MergerSub, Inc., CDW Corporation, the lenders party thereto, Lehman Commercial Paper Inc., Lehman Brothers Inc., J.P. Morgan Securities Inc., Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A. previously filed as Exhibit 10.2 with CDW Corporation's Amendment No. 1 to Form S-4 filed on September 26, 2011 (Reg. No. 333-175597) and incorporated herein by reference.

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

10.12§*
Form of CDW Holdings LLC Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Thomas E. Richards, John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler).

10.13§*
Form of CDW Holdings LLC Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future grantees).

Exhibit Number	Description
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

10.18§
First Amendment to CDW Compensation Protection Plan, adopted as of December 10, 2002 and amended and restated effective as of January 1, 2009, dated as of January 3, 2012, previously filed as Exhibit 10.18 with CDW Corporation's Form 10-K filed on March 9, 2012 and incorporated herein by reference.

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

Exhibit Number	Description
10.28§
Amended and Restated Employment Agreement, dated as of June 30, 2011, by and between CDW LLC and John A. Edwardson, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on July 1, 2011 and incorporated herein by reference.

10.29§
Class B Grant Agreement Modification Letter, dated as of June 30, 2011, by and among, CDW Holdings LLC, John A. Edwardson, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., Providence Equity Partners VI, L.P. and Providence Equity Partners VI-A, L.P., previously filed as Exhibit 10.2 with CDW Corporation's Form 8-K filed on July 1, 2011 and incorporated herein by reference.

10.30§
Amended and Restated Compensation Protection Agreement, dated as of June 30, 2011, by and between CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.3 with CDW Corporation's Form 8-K filed on July 1, 2011 and incorporated herein by reference.

10.31§
Letter Agreement, dated as of September 13, 2011, by and between CDW Direct, LLC and Christina M. Corley, previously filed as Exhibit 10.31 with CDW Corporation's Form 10-K filed on March 9, 2012 and incorporated herein by reference.

10.32*	Form of CDW Holdings LLC (Director) Class A Common Unit Purchase Agreement (executed by Steven W. Alesio, Barry K. Allen, Benjamin D. Chereskin and Chereskin Dynasty Trust and Donna F. Zarcone).

12.1*	Computation of ratio of earnings to fixed charges.

16.1
Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated as of April 13, 2012, previously filed as Exhibit 16.1 with CDW Corporation's Form S-4 filed on April 13, 2012 (Reg. No. 333-180715) and incorporated herein by reference.

21.1	List of subsidiaries, previously filed as Exhibit 21.1 with CDW Corporation's Form S-4 filed on April 13, 2012 (Reg. No. 333-180715) and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Filed Herewith

**	These items are furnished and not filed.

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