Form 10-Q
period 2013-03-31
CDW Corp
filed 2013-05-09
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of May 7, 2013, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 915,309 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share-related amounts)

	March 31, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$147.1	$37.9
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.4, respectively	1,264.5	1,285.0
Merchandise inventory	358.4	314.6
Miscellaneous receivables	151.5	148.5
Deferred income taxes	13.1	14.1
Prepaid expenses and other	51.5	34.6
Total current assets	1,986.1	1,834.7
Property and equipment, net	134.0	142.7
Goodwill	2,208.5	2,209.3
Other intangible assets, net	1,443.6	1,478.5
Deferred financing costs, net	49.3	53.2
Other assets	1.2	1.6
Total assets	$5,822.7	$5,720.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$642.1	$518.6
Accounts payable—inventory financing	252.9	249.2
Current maturities of long-term debt	—	40.0
Deferred revenue	66.0	57.8
Accrued expenses:
Compensation	86.6	99.4
Interest	104.8	50.7
Sales taxes	22.6	22.6
Advertising	27.1	33.9
Income taxes	17.5	0.2
Other	93.3	95.8
Total current liabilities	1,312.9	1,168.2
Long-term liabilities:
Debt	3,680.8	3,731.0
Deferred income taxes	609.0	624.3
Accrued interest	6.9	8.0
Other liabilities	49.3	52.0
Total long-term liabilities	4,346.0	4,415.3
Commitments and contingencies
Shareholders’ equity:
Class A common shares, $0.01 par value, 100,000 shares authorized, issued, and outstanding	—	—
Class B common shares, $0.01 par value, 1,900,000 shares authorized; 915,391 and 914,935 shares issued, respectively; 914,669 and 914,259 shares outstanding, respectively	—	—
Paid-in capital	2,210.6	2,209.1
Accumulated deficit	(2,044.8)	(2,073.0)
Accumulated other comprehensive (loss) income	(2.0)	0.4
Total shareholders’ equity	163.8	136.5
Total liabilities and shareholders’ equity	$5,822.7	$5,720.0
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions) (unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$2,411.7	$2,319.2
Cost of sales	2,009.7	1,934.6
Gross profit	402.0	384.6
Selling and administrative expenses	251.5	251.6
Advertising expense	30.4	29.4
Income from operations	120.1	103.6
Interest expense, net	(72.1)	(78.9)
Net loss on extinguishments of long-term debt	(3.9)	(9.4)
Other income (expense), net	0.4	(0.2)
Income before income taxes	44.5	15.1
Income tax expense	(16.2)	(4.2)
Net income	$28.3	$10.9
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$28.3	$10.9
Foreign currency translation adjustment	(2.4)	1.9
Other comprehensive (loss) income	$(2.4)	$1.9
Comprehensive income	$25.9	$12.8
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Total Shareholders’ Equity	Class A Common Shares	Class B Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$136.5	$—	$—	$2,209.1	$(2,073.0)	$0.4
Equity-based compensation expense	1.9	—	—	1.9	—	—
Repurchase of Class B common shares	(0.1)	—	—	—	(0.1)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.3)	—	—	(0.3)	—	—
Incentive compensation plan units withheld for taxes	(0.1)	—	—	(0.1)	—	—
Net income	28.3	—	—	—	28.3	—
Foreign currency translation adjustment	(2.4)	—	—	—	—	(2.4)
Balance at March 31, 2013	$163.8	$—	$—	$2,210.6	$(2,044.8)	$(2.0)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$28.3	$10.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.0	52.5
Equity-based compensation expense	1.9	5.7
Deferred income taxes	(14.1)	(16.6)
Allowance for doubtful accounts	—	0.4
Amortization of deferred financing costs and debt premium	3.0	5.2
Net loss on extinguishments of long-term debt	3.9	9.4
Other	—	0.7
Changes in assets and liabilities:
Accounts receivable	18.8	160.9
Merchandise inventory	(43.9)	(25.0)
Other assets	(19.6)	(22.3)
Accounts payable-trade	124.2	3.0
Other current liabilities	57.6	39.7
Long-term liabilities	(4.1)	(1.5)
Net cash provided by operating activities	208.0	223.0
Cash flows from investing activities:
Capital expenditures	(8.8)	(8.3)
Net cash used in investing activities	(8.8)	(8.3)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	148.0
Repayments of borrowings under revolving credit facility	—	(148.0)
Repayments of long-term debt	(40.0)	(201.0)
Proceeds from issuance of long-term debt	—	135.7
Payments to extinguish long-term debt	(53.1)	(136.9)
Payments of debt financing costs	—	(1.9)
Net change in accounts payable-inventory financing	3.7	(74.0)
Repurchase of Class B common shares	(0.1)	(0.3)
Net cash used in financing activities	(89.5)	(278.4)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.3
Net increase (decrease) in cash and cash equivalents	109.2	(63.4)
Cash and cash equivalents—beginning of period	37.9	99.9
Cash and cash equivalents—end of period	$147.1	$36.5
Supplementary disclosure of cash flow information:
Interest paid	$(16.2)	$(16.3)
Taxes paid, net	$(1.7)	$(0.3)
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 ("consolidated financial statements") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 ("December 31, 2012 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2012 financial statements, except as disclosed in Note 2. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
CDW Corporation ("Parent") is owned directly by CDW Holdings LLC, a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C., certain other co-investors and certain members of CDW management.
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 10 and does not hold any material assets or engage in any business activities or operations.
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
The notes to the consolidated financial statements contained in the December 31, 2012 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2013.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
Registration Statement on Form S-1
On March 22, 2013, the Company filed a Registration Statement on Form S-1 with the SEC relating to the proposed initial public offering of its common shares. The number of shares to be offered and the price range for the offering have not yet been determined. The Company makes no assurances that the Registration Statement on Form S-1 will be declared effective or that the proposed transaction will be consummated.

2.	Recent Accounting Pronouncements
Disclosure of the Effects of Reclassifications from Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which required that the effects of significant reclassifications from accumulated other comprehensive income to net income be shown parenthetically on the face of the consolidated financial statements or disclosed in a note. The adoption of this new guidance on January 1, 2013 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	March 31, 2013	December 31, 2012
Revolving Loan inventory financing agreement	$252.8	$248.3
Other inventory financing agreements	0.1	0.9
Accounts payable-inventory financing	$252.9	$249.2
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
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At March 31, 2013 and December 31, 2012, amounts owed under other inventory financing agreements of $0.1 million and $0.9 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	March 31, 2013	December 31, 2012
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,299.5	1,339.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,305.0
Unamortized premium on senior notes due 2019		4.8	5.0
Senior subordinated notes due 2017	12.535%	571.5	621.5
Senior notes due 2015	—%	—	—
Total long-term debt		3,680.8	3,771.0
Less current maturities of long-term debt		—	(40.0)
Long-term debt, excluding current maturities		$3,680.8	$3,731.0
(1)Weighted-average interest rate at March 31, 2013.
At March 31, 2013, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At March 31, 2013, the Company had no outstanding borrowings under the Revolving Loan, $1.7 million of undrawn letters of credit and $248.9 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, the Company maintains a Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and noninterest bearing. The Company will either pay the outstanding Revolving Loan inventory financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. At March 31, 2013, the financial intermediary reported an outstanding balance of $236.7 million under the Revolving Loan inventory financing agreement. The total amount reported on the Company's consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $16.1 million more than the $236.7 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $12.2 million in reserves for open orders that reduce the availability under the Revolving Loan.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. At March 31, 2013, the borrowing base was $1,009.7 million based on the amount of eligible inventory and accounts receivable balances as of February 28, 2013. The Company could have borrowed up to an additional $649.4 million under the Revolving Loan at March 31, 2013.
Senior Secured Term Loan Facility (“Term Loan”)
At March 31, 2013, the outstanding principal amount of the Term Loan was $1,299.5 million, with $408.7 million of non-extended loans due October 10, 2014 and $890.8 million of extended loans due July 15, 2017.
The Term Loan requires the Company to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of the Company's excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company or its subsidiaries. The total net leverage ratio was 4.9 and 5.2 at March 31, 2013 and December 31, 2012, respectively. On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount. The optional prepayment satisfied the excess cash flow payment provision of the Term Loan with respect to the year ended December 31, 2012. The prepayment was allocated on a pro rata basis between the extended and non-extended loans.
The Term Loan includes a senior secured leverage ratio requirement to be maintained on a quarterly basis. The senior secured leverage ratio for the four quarters ended March 31, 2013 was required to be at or below 6.5. For the four quarters ended March 31, 2013, the senior secured leverage ratio was 2.1.
The Company is required to maintain interest rate derivative arrangements to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. The Company utilizes interest rate cap agreements to maintain compliance with this requirement. The Company has ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. Of the ten cap agreements, four entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The other six cap agreements entitle the Company to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of the Company's interest rate cap agreements was $0.1 million at both March 31, 2013 and December 31, 2012.
See Note 11 for a description of the Term Loan refinancing transaction completed during the second quarter of 2013.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At March 31, 2013, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)
At March 31, 2013 and December 31, 2012, there were no outstanding Senior Notes due 2015.
In February and March 2012, the Company purchased or redeemed the remaining $129.0 million aggregate principal amount of Senior Notes due 2015, funded with the issuance of $130.0 million aggregate principal amount of additional Senior Notes (as defined below). In connection with these transactions, the Company recorded a loss on extinguishment of long-term debt of $9.4 million in the Company's consolidated statement of operations for the three months ended March 31, 2012. This loss represented $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes due 2015.
8.5% Senior Notes due 2019 (“Senior Notes”)
On February 17, 2012, the Company issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheets as an addition to the face amount of the Senior Notes and is being amortized as a reduction to interest expense over the term of the related debt. At March 31, 2013, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $4.8 million in unamortized premium. The Senior Notes mature on April 1, 2019.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At March 31, 2013, the outstanding principal amount of the Company's Senior Subordinated Notes was $571.5 million. The Senior Subordinated Notes mature on October 12, 2017.
On March 8, 2013, the Company redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $3.9 million in the Company's consolidated statement of operations for three months ended March 31, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Fair Value
The fair value of the Company's long-term debt instruments at March 31, 2013 was $3,938.1 million. The fair value of the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At March 31, 2013, the carrying value of the Company's long-term debt was $3,676.0 million, excluding $4.8 million in unamortized premium.

5.	Income Taxes
The Company's effective income tax rate was 36.4% for the three months ended March 31, 2013 and differed from the U.S. federal statutory rate primarily due to state income taxes. For the three months ended March 31, 2012, the effective income tax rate was 27.9% and differed from the U.S. federal statutory rate primarily due to favorable adjustments to state tax credits that were recorded in the first quarter of 2012.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). The Company was previously under audit by the IRS for the years 2008 through 2010. The Company has been notified that the audit was completed and approved. In general, the Company is no longer subject to audit by the IRS, state and local or foreign taxing authorities for tax years prior to 2008. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

6.	Equity-Based Compensation
The Company recognized $1.9 million and $5.7 million in equity-based compensation expense for the three months ended March 31, 2013 and 2012, respectively. Equity-based compensation expense for the three months ended March 31, 2012 included incremental expense of $1.6 million related to a modified Class B Common Unit grant agreement with the Company's former chief executive officer, which was entered into in June 2011.
The following table sets forth the summary of equity plan activity for the three months ended March 31, 2013:

Equity Awards	Class B Common Units (1)		MPK Plan Units (1) (2)
Outstanding at January 1, 2013	216,483		66,137
Granted	400		—
Forfeited	(665)		(1,534)	(3)
Repurchased/Settled	(126)	(4)	(482)	(4)
Outstanding at March 31, 2013	216,092		64,121
Vested at March 31, 2013	125,903		112	(5)

(1)
The weighted-average grant date fair market value for Class B Common Units granted during the period ended March 31, 2013 is $119.00. The weighted-average grant date fair market value for outstanding Class B Common Units inclusive of the $60.00 per unit impact of the March 2010 modification and the impact of the June 2011 modification for the Company's former chief executive officer is $279.58. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.

(2)	Represents units notionally credited to participants' accounts.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3)
The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of March 31, 2013, the Company owed a contribution of 1,534 units.

(4)
Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Common Units in exchange for the vested MPK Plan Units.

(5)	Represents MPK Plan Units that have vested but not yet converted to Class A Common Units.
As of March 31, 2013, the total unrecognized compensation cost of $28.5 million related to nonvested equity-based compensation awards granted under the equity plans is expected to be recognized over the weighted-average period of 4.3 years. As discussed in Note 1, on March 22, 2013, the Company filed a Registration Statement on Form S-1 with the SEC relating to the proposed initial public offering of its common shares. In the event of an initial public offering of the Company's shares, the vesting of certain equity awards will accelerate, resulting in the acceleration of the related compensation expense during the period such event occurs.

7.	Deferred Compensation Plan
On March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of March 31, 2013, 26,499 RDUs were outstanding.
Compensation expense of $2.1 million related to the RDU Plan was recognized in both the three months ended March 31, 2013 and 2012. As of March 31, 2013, total unrecognized compensation expense of $15.6 million related to the RDU Plan is expected to be recognized over the next 1.8 years.
At March 31, 2013 and December 31, 2012, the Company had $17.6 million and $15.5 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.

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
As of March 31, 2013, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Selected Segment Financial Information
The following table presents information about the Company’s segments for the three months ended March 31, 2013 and 2012:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended March 31, 2013:
Net sales	$1,403.9	$846.8	$161.0	$—	$2,411.7
Income (loss) from operations	94.1	45.6	6.1	(25.7)	120.1
Depreciation and amortization expense	(24.4)	(11.0)	(2.3)	(14.3)	(52.0)

Three Months Ended March 31, 2012:
Net sales	$1,362.8	$817.6	$138.8	$—	$2,319.2
Income (loss) from operations	84.8	42.1	2.5	(25.8)	103.6
Depreciation and amortization expense	(24.3)	(11.0)	(2.3)	(14.9)	(52.5)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	Supplemental Guarantor Information
The Senior Secured Notes, Senior Notes and Senior Subordinated Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are joint and several, and full and unconditional; provided that each guarantee by the Guarantor Subsidiaries is subject to certain customary release provisions contained in the indentures governing the Senior Secured Notes, Senior Notes and Senior Subordinated Notes. CDW LLC's Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is 100% owned by CDW LLC.
The following tables set forth condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, consolidating statements of operations for the three months ended March 31, 2013 and 2012, condensed consolidating statements of comprehensive income for the three months ended March 31, 2013 and 2012, and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$123.4	$7.9	$16.2	$—	$(0.4)	$147.1
Accounts receivable, net	—	—	1,193.0	71.5	—	—	1,264.5
Merchandise inventory	—	—	354.1	4.3	—	—	358.4
Miscellaneous receivables	—	49.7	95.9	5.9	—	—	151.5
Deferred income taxes	—	8.6	4.6	(0.1)	—	—	13.1
Prepaid expenses and other	—	16.2	34.7	0.6	—	—	51.5
Total current assets	—	197.9	1,690.2	98.4	—	(0.4)	1,986.1

Property and equipment, net	—	68.2	63.4	2.4	—	—	134.0
Goodwill	—	749.4	1,428.5	30.6	—	—	2,208.5
Other intangible assets, net	—	348.6	1,087.2	7.8	—	—	1,443.6
Deferred financing costs, net	—	49.3	—	—	—	—	49.3
Other assets	5.3	1.1	0.1	0.6	—	(5.9)	1.2
Investment from and advances to subsidiaries	158.5	2,881.2	—	—	—	(3,039.7)	—
Total assets	$163.8	$4,295.7	$4,269.4	$139.8	$—	$(3,046.0)	$5,822.7

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable—trade	$—	$16.3	$591.1	$35.1	$—	$(0.4)	$642.1
Accounts payable—inventory financing	—	—	252.9	—	—	—	252.9
Deferred revenue	—	—	65.7	0.3	—	—	66.0
Accrued expenses	—	202.3	143.7	5.9	—	—	351.9
Total current liabilities	—	218.6	1,053.4	41.3	—	(0.4)	1,312.9

Long-term liabilities:
Debt	—	3,680.8	—	—	—	—	3,680.8
Deferred income taxes	—	186.5	426.1	1.7	—	(5.3)	609.0
Accrued interest	—	6.9	—	—	—	—	6.9
Other liabilities	—	44.4	3.8	1.7	—	(0.6)	49.3
Total long-term liabilities	—	3,918.6	429.9	3.4	—	(5.9)	4,346.0

Total shareholders’ equity	163.8	158.5	2,786.1	95.1	—	(3,039.7)	163.8
Total liabilities and shareholders’ equity	$163.8	$4,295.7	$4,269.4	$139.8	$—	$(3,046.0)	$5,822.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$48.0	$—	$9.8	$—	$(19.9)	$37.9
Accounts receivable, net	—	—	1,217.7	67.3	—	—	1,285.0
Merchandise inventory	—	—	313.2	1.4	—	—	314.6
Miscellaneous receivables	—	61.7	82.0	4.8	—	—	148.5
Deferred income taxes	—	8.7	5.5	(0.1)	—	—	14.1
Prepaid expenses and other	—	10.1	24.4	0.1	—	—	34.6
Total current assets	—	128.5	1,642.8	83.3	—	(19.9)	1,834.7

Property and equipment, net	—	73.9	66.2	2.6	—	—	142.7
Goodwill	—	749.4	1,428.5	31.4	—	—	2,209.3
Other intangible assets, net	—	348.6	1,121.7	8.2	—	—	1,478.5
Deferred financing costs, net	—	53.2	—	—	—	—	53.2
Other assets	5.4	1.1	0.4	0.6	—	(5.9)	1.6
Investment in and advances to subsidiaries	131.1	2,946.0	—	—	—	(3,077.1)	—
Total assets	$136.5	$4,300.7	$4,259.6	$126.1	$—	$(3,102.9)	$5,720.0

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable-trade	$—	$16.5	$500.3	$21.7	$—	$(19.9)	$518.6
Accounts payable-inventory financing	—	—	249.2	—	—	—	249.2
Current maturities of long-term debt	—	40.0	—	—	—	—	40.0
Deferred revenue	—	—	57.8	—	—	—	57.8
Accrued expenses	—	139.3	157.4	5.9	—	—	302.6
Total current liabilities	—	195.8	964.7	27.6	—	(19.9)	1,168.2

Long-term liabilities:
Debt	—	3,731.0	—	—	—	—	3,731.0
Deferred income taxes	—	188.1	440.0	1.7	—	(5.5)	624.3
Accrued interest	—	8.0	—	—	—	—	8.0
Other liabilities	—	46.7	4.0	1.7	—	(0.4)	52.0
Total long-term liabilities	—	3,973.8	444.0	3.4	—	(5.9)	4,415.3

Total shareholders’ equity	136.5	131.1	2,850.9	95.1	—	(3,077.1)	136.5
Total liabilities and shareholders' equity	$136.5	$4,300.7	$4,259.6	$126.1	$—	$(3,102.9)	$5,720.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended March 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,289.8	$121.9	$—	$—	$2,411.7
Cost of sales	—	—	1,902.1	107.6	—	—	2,009.7

Gross profit	—	—	387.7	14.3	—	—	402.0

Selling and administrative expenses	—	25.7	216.7	9.1	—	—	251.5
Advertising expense	—	—	29.6	0.8	—	—	30.4

(Loss) income from operations	—	(25.7)	141.4	4.4	—	—	120.1

Interest (expense) income, net	—	(72.2)	—	0.1	—	—	(72.1)
Net loss on extinguishments of long-term debt	—	(3.9)	—	—	—	—	(3.9)
Management fee	—	0.9	—	(0.9)	—	—	—
Other income, net	—	—	0.3	0.1	—	—	0.4

(Loss) income before income taxes	—	(100.9)	141.7	3.7	—	—	44.5

Income tax benefit (expense)	—	37.7	(53.0)	(0.9)	—	—	(16.2)

(Loss) income before equity in earnings of subsidiaries	—	(63.2)	88.7	2.8	—	—	28.3

Equity in earnings of subsidiaries	28.3	91.5	—	—	—	(119.8)	—

Net income	$28.3	$28.3	$88.7	$2.8	$—	$(119.8)	$28.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended March 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,213.0	$106.2	$—	$—	$2,319.2
Cost of sales	—	—	1,842.0	92.6	—	—	1,934.6

Gross profit	—	—	371.0	13.6	—	—	384.6

Selling and administrative expenses	—	25.8	217.2	8.6	—	—	251.6
Advertising expense	—	—	28.6	0.8	—	—	29.4

(Loss) income from operations	—	(25.8)	125.2	4.2	—	—	103.6

Interest (expense) income, net	—	(79.2)	0.3	—	—	—	(78.9)
Net loss on extinguishments of long-term debt	—	(9.4)	—	—	—	—	(9.4)
Management fee	—	1.4	—	(1.4)	—	—	—
Other (expense) income, net	—	(0.3)	0.1	—	—	—	(0.2)

(Loss) income before income taxes	—	(113.3)	125.6	2.8	—	—	15.1

Income tax benefit (expense)	—	48.8	(52.2)	(0.8)	—	—	(4.2)

(Loss) income before equity in earnings of subsidiaries	—	(64.5)	73.4	2.0	—	—	10.9

Equity in earnings of subsidiaries	10.9	75.4	—	—	—	(86.3)	—

Net income	$10.9	$10.9	$73.4	$2.0	$—	$(86.3)	$10.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$25.9	$25.9	$88.7	$0.4	$—	$(115.0)	$25.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$12.8	$12.8	$73.4	$3.8	$—	$(90.0)	$12.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$9.7	$171.7	$7.1	$—	$19.5	$208.0

Cash flows from investing activities:
Capital expenditures	—	(7.8)	(1.0)	—	—	—	(8.8)
Net cash used in investing activities	—	(7.8)	(1.0)	—	—	—	(8.8)

Cash flows from financing activities:
Repayments of long-term debt	—	(40.0)	—	—	—	—	(40.0)
Payments to extinguish long-term debt	—	(53.1)	—	—	—	—	(53.1)
Net change in accounts payable-inventory financing	—	—	3.7	—	—	—	3.7
Advances from (to) affiliates	—	166.7	(166.5)	(0.2)	—	—	—
Other financing activities	—	(0.1)	—	—	—	—	(0.1)

Net cash provided by (used in) financing activities	—	73.5	(162.8)	(0.2)	—	—	(89.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	—	(0.5)

Net increase in cash and cash equivalents	—	75.4	7.9	6.4	—	19.5	109.2

Cash and cash equivalents—beginning of period	—	48.0	—	9.8	—	(19.9)	37.9

Cash and cash equivalents—end of period	$—	$123.4	$7.9	$16.2	$—	$(0.4)	$147.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(10.0)	$250.9	$8.2	$—	$(26.1)	$223.0

Cash flows from investing activities:
Capital expenditures	—	(2.8)	(5.4)	(0.1)	—	—	(8.3)
Net cash used in investing activities	—	(2.8)	(5.4)	(0.1)	—	—	(8.3)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	148.0	—	—	—	—	148.0
Repayments of borrowings under revolving credit facility	—	(148.0)	—	—	—	—	(148.0)
Repayments of long-term debt	—	(201.0)	—	—	—	—	(201.0)
Proceeds from issuance of long-term debt	—	135.7	—	—	—	—	135.7
Payments to extinguish long-term debt	—	(136.9)	—	—	—	—	(136.9)
Net change in accounts payable - inventory financing	—	—	(74.0)	—	—	—	(74.0)
Advances from (to) affiliates	—	167.7	(167.8)	0.1	—	—	—
Other financing activities	—	(2.2)	—	—	—	—	(2.2)

Net cash (used in) provided by financing activities	—	(36.7)	(241.8)	0.1	—	—	(278.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	—	0.3

Net (decrease) increase in cash and cash equivalents	—	(49.5)	3.7	8.5	—	(26.1)	(63.4)

Cash and cash equivalents—beginning of period	—	102.1	15.8	8.1	—	(26.1)	99.9

Cash and cash equivalents—end of period	$—	$52.6	$19.5	$16.6	$—	$(52.2)	$36.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.	Subsequent Events
On April 29, 2013, the Company entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "New Term Loan Facility"). A majority of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the Term Loan. The New Term Loan Facility was issued at a price of 99.75%. Borrowings under the New Term Loan Facility bear interest at LIBOR plus a margin ranging from 2.25% to 2.50% with a LIBOR floor of 1.00%. The New Term Loan Facility is subject to 0.25% quarterly amortization of the original principal amount, payable on a quarterly basis. Additionally, the New Term Loan Facility is subject to similar requirements as was the Term Loan to make mandatory annual excess cash flow prepayments. Unlike the Term Loan, the New Term Loan Facility does not include a senior secured leverage ratio requirement or a hedging requirement. In connection with this refinancing, the Company expects to record a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations during the second quarter of 2013, primarily related to the write-off of unamortized deferred financing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this report and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
Overview
CDW is a Fortune 500 company and a leading provider of integrated IT solutions in the U.S. and Canada. We help our customer base of more than 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology “agnostic,” with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of more than 4,300 coworkers, including nearly 1,400 highly skilled technology specialists and engineers.
We are a leading U.S. sales channel partner for many original equipment manufacturers ("OEMs") and software publishers (collectively, our "vendor partners"), whose products we sell or include in the solutions we offer. We believe we are an important extension of our vendor partners’ sales and marketing capabilities, providing them with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage and extensive customer access.
We have two reportable segments: Corporate, which is comprised primarily of private sector business customers, and Public, which is comprised of government agencies and education and healthcare institutions. Our Corporate segment is divided into a medium/large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” The CDW Advanced Services business consists primarily of customized engineering services delivered by technology specialists and engineers and managed services that include Infrastructure as a Service ("IaaS") offerings. Revenues from the sale of hardware, software, custom configuration and third-party provided services are recorded within our Corporate and Public segments.
We may sell all or only select products that our vendor partners offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also resell software for major software publishers. Our agreements with software publishers allow the end-user customer to acquire software or licensed products and services. In addition to helping our customers determine the best software solutions for their needs, we help them manage their software agreements, including warranties and renewals. A significant portion of our advertising and marketing expenses is reimbursed through cooperative advertising reimbursement programs with our vendor partners. These programs are at the discretion of our vendor partners and are typically tied to sales or purchasing volumes or other commitments to be met by us within a specified period of time.
On March 22, 2013, we filed a Registration Statement on Form S-1 with the SEC relating to the proposed initial public offering of our common shares. The number of shares to be offered and the price range for the offering have not yet been determined. We make no assurances that the Registration Statement on Form S-1 will be declared effective or that the proposed transaction will be consummated.

Trends and key factors affecting our financial performance
We believe the following trends may have an important impact on our financial performance:

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. While our operating results have improved significantly from the recent financial crisis, beginning in the second quarter of 2012, we began to see customers take a more cautious approach to spending as increased macroeconomic uncertainty impacted decision-making and led to some customers delaying purchases. We expect this trend to continue for the remainder of 2013. Uncertainties related to the potential impacts of federal budget negotiations, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending by our customers on information technology products and services and increased competitive pricing pressures.

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10%, 10% and 11% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

•
We believe that our customers’ transition to more complex technology solutions will continue to be an important growth area for us in the future. However, because the market for technology products and services is highly competitive, our success at capitalizing on this transition will be based on our ability to tailor specific solutions to customer needs, the quality and breadth of our product and service offerings, the knowledge and expertise of our sales force, price, product availability and speed of delivery.

Key business metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA, a non-GAAP financial measure, also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. See “Results of Operations” for the definition of Adjusted EBITDA and a reconciliation to net income.

The results of certain of our key business metrics are as follows:

(dollars in millions)	Three months ended March 31,
	2013	2012
Net sales	$2,411.7	$2,319.2
Gross profit	402.0	384.6
Income from operations	120.1	103.6
Net income	28.3	10.9
Adjusted EBITDA	178.6	166.4
Average daily sales	38.3	36.2
Net debt (defined as long-term debt minus cash and cash equivalents)	3,533.7	3,835.1
Cash conversion cycle (in days)	23	26

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,411.7	100.0%	$2,319.2	100.0%
Cost of sales	2,009.7	83.3	1,934.6	83.4
Gross profit	402.0	16.7	384.6	16.6
Selling and administrative expenses	251.5	10.4	251.6	10.8
Advertising expense	30.4	1.3	29.4	1.3
Income from operations	120.1	5.0	103.6	4.5
Interest expense, net	(72.1)	(3.0)	(78.9)	(3.4)
Net loss on extinguishments of long-term debt	(3.9)	(0.2)	(9.4)	(0.4)
Other income (loss), net	0.4	—	(0.2)	—
Income before income taxes	44.5	1.8	15.1	0.7
Income tax expense	(16.2)	(0.6)	(4.2)	(0.2)
Net income	$28.3	1.2%	$10.9	0.5%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,403.9	58.2%	$1,362.8	58.8%	$41.1	3.0%
Public	846.8	35.1	817.6	35.3	29.2	3.6
Other	161.0	6.7	138.8	5.9	22.2	16.0
Total net sales	$2,411.7	100.0%	$2,319.2	100.0%	$92.5	4.0%
(1) There were 63 selling days for the three months ended March 31, 2013, compared to 64 selling days for the three months ended March 31, 2012. On an average daily basis, total net sales increased 5.6%.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2013 and 2012:

(dollars in millions)	Three Months Ended March 31,		Dollar Change	Percent Change
	2013	2012
Corporate:
Medium / Large	$1,146.2	$1,089.6	$56.6	5.2%
Small Business	257.7	273.2	(15.5)	(5.7)
Total Corporate	$1,403.9	$1,362.8	$41.1	3.0%

Public:
Government	$252.3	$262.6	$(10.3)	(3.9)%
Education	232.2	221.7	10.5	4.8
Healthcare	362.3	333.3	29.0	8.7
Total Public	$846.8	$817.6	$29.2	3.6%
Total net sales for the three months ended March 31, 2013 increased $92.5 million, or 4.0%, to $2,411.7 million, compared to $2,319.2 million for the three months ended March 31, 2012. There were 63 selling days for the three months ended March 31, 2013, compared to 64 selling days for the three months ended March 31, 2012. On an average daily basis, total net sales increased 5.6%. The increase in total net sales was the result of favorable price/mix changes in hardware, growth in software, a more tenured sales force, and a continued focus on seller productivity across all areas of the organization. Our total net sales growth for the three months ended March 31, 2013 reflected increased sales of software and netcomm products, and unit volume growth in notebooks/mobile devices, partially offset by a decline in sales of desktop computers. Software gains were driven by growth in virtualization, operating systems, security and network management software.
Corporate segment net sales for the three months ended March 31, 2013 increased $41.1 million, or 3.0%, compared to the three months ended March 31, 2012, driven by sales growth in the medium/large customer channel. On an average daily basis, Corporate segment net sales increased 4.6% between periods. Within our Corporate segment, net sales to medium/large customers increased 5.2% between periods due to a more tenured sales force and a continued focus on seller productivity. This increase was led by growth in netcomm products and software. Partially offsetting the growth in the medium/large customer channel was a 5.7% decrease in net sales to small business customers, due to certain of these customers continuing to take a more cautious approach to spending as macroeconomic uncertainty impacted decision-making. This decrease was led by unit volume declines in notebooks/mobile devices.
Public segment net sales for the three months ended March 31, 2013 increased $29.2 million, or 3.6%, between periods, driven by continued strong performance in the healthcare customer channel. On an average daily basis, Public segment net sales increased 5.2% between periods. Net sales to healthcare customers increased $29.0 million, or 8.7%, between periods, led by growth in software, enterprise storage and notebooks/mobile devices. The healthcare customer channel growth was primarily the result of deeper relationships with several group purchasing organizations and increased healthcare industry demand for IT products, as the healthcare industry continued its adoption of electronic medical records and point of care technologies. Net sales to government customers decreased $10.3 million, or 3.9%, between periods, as uncertainty related to sequestration and federal government budget negotiations led to reduced or deferred federal government spending on IT products and services during the quarter. The government customer channel net sales decline was led by decreases in sales of desktop computers, netcomm products and servers, partially offset by growth in software. Net sales to education customers increased $10.5 million, or 4.8%, between periods, driven by growth in net sales to K-12 customers, reflecting an increased level of funding certainty for certain of these customers. Partially offsetting the increase in net sales to K-12 customers was a reduction in net sales to higher education customers, reflecting ongoing budget constraints.
Gross profit
Gross profit increased $17.4 million, or 4.5%, to $402.0 million for the three months ended March 31, 2013, compared to $384.6 million for the three months ended March 31, 2012. As a percentage of total net sales, gross profit increased 10 basis points to 16.7% for the three months ended March 31, 2013, up from 16.6% for the three months ended March 31, 2012. Gross profit margin was positively impacted 30 basis points by a higher mix of commission revenue and 10 basis points by higher net sales and gross profit related to professional services. These increases were partially offset by an unfavorable impact of 30 basis points from price/mix changes within product margin. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses were $251.5 million for the three months ended March 31, 2013, compared to $251.6 million for the three months ended March 31, 2012, or essentially flat between years. As a percentage of total net sales, selling and administrative expenses decreased 40 basis points to 10.4% in the first quarter of 2013, down from 10.8% in the first quarter of 2012. Sales payroll, including sales commissions and other variable compensation costs, increased $5.3 million, or 4.9%, between years, consistent with higher sales and gross profit. Offsetting the majority of this increase was a reduction in non-cash compensation costs of $3.8 million between years related to our equity-based compensation plans, driven by the vesting period for certain awards being fully satisfied by the end of 2012. Occupancy costs also declined $1.8 million between years, primarily due to a $1.9 million lease termination charge recorded for the three months ended March 31, 2012. Total coworker count decreased by 60 coworkers from 6,839 at March 31, 2012 to 6,779 at March 31, 2013.
Advertising expense
Advertising expense increased $1.0 million, or 3.0%, to $30.4 million for the three months ended March 31, 2013, compared to $29.4 million for the three months ended March 31, 2012. As a percentage of total net sales, advertising expense was 1.3% for each of the three months ended March 31, 2013 and 2012. The increase in advertising expense was due to a focus on development of integrated campaigns to advertise our solutions and products which reinforce our reputation as a leading IT solutions provider. We leveraged personalized digital advertising techniques aimed at our target audience; those costs were partially offset by decreases in television advertising expenditures.
Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$94.1	6.7%	$84.8	6.2%	11.0%
Public	45.6	5.4	42.1	5.2	8.3
Other	6.1	3.8	2.5	1.8	142.9
Headquarters (2)	(25.7)	nm*	(25.8)	nm*	(0.5)
Total income from operations	$120.1	5.0%	$103.6	4.5%	15.9%
*    Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $120.1 million for the three months ended March 31, 2013, an increase of $16.5 million, or 15.9%, compared to $103.6 million for the three months ended March 31, 2012. The results for the three months ended March 31, 2013 were driven by higher net sales and gross profit, partially offset by higher advertising expense. Total operating margin percentage increased 50 basis points to 5.0% for the three months ended March 31, 2013, from 4.5% for the three months ended March 31, 2012. Operating margin percentage benefited from the increase in gross profit margin and the decrease in selling and administrative expenses as a percentage of net sales.
Corporate segment income from operations was $94.1 million for the three months ended March 31, 2013, an increase of $9.3 million, or 11.0%, compared to $84.8 million for the three months ended March 31, 2012. This increase was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative expenses, resulting in a net increase in segment operating income before allocations of $5.5 million for the three months ended March 31, 2013 compared to the same period of 2012. In addition, Corporate segment income from operations benefited from a decrease of $3.3 million in Headquarters’ expense allocations to the Corporate segment on a year-over-year basis.
Public segment income from operations was $45.6 million for the three months ended March 31, 2013, an increase of $3.5 million, or 8.3%, compared to $42.1 million for the three months ended March 31, 2012. The increase reflected higher segment operating income before allocations of $1.4 million as a result of increased net sales and gross profit dollars, partially offset by higher selling and administrative expenses. In addition, Public segment income from operations benefited from a decrease of $1.6 million in Headquarters' expense allocations on a year-over-year basis.
Interest expense, net
At March 31, 2013, our outstanding long-term debt totaled $3,680.8 million compared to $3,871.6 million at March 31, 2012. Net interest expense for the three months ended March 31, 2013 was $72.1 million, a decrease of $6.8 million compared to $78.9 million for the three months ended March 31, 2012. Net interest expense decreased $5.3 million due to lower debt balances and lower effective interest rates for the three months ended March 31, 2013 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2012 and 2013. The remaining decrease was primarily attributable to reduced amortization of deferred financing costs for the three months ended March 31, 2013.
Net loss on extinguishments of long-term debt
During the three months ended March 31, 2013, we recorded a net loss on extinguishment of long-term debt of $3.9 million compared to $9.4 million for the same period in 2012.
In March 2013, we redeemed $50.0 million aggregate principal amount of senior subordinated notes due 2017 for $53.1 million. We recorded a loss on extinguishment of long-term debt of $3.9 million for the three months ended March 31, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
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
Income tax expense
Income tax expense was $16.2 million for the three months ended March 31, 2013, compared to $4.2 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 36.4% for the three months ended March 31, 2013, compared to 27.9% for the same period of the prior year. The change in the effective income tax rate between periods was primarily attributable to favorable adjustments to state tax credits that were recorded during the three months ended March 31, 2012, which did not recur during the three months ended March 31, 2013.
Net income
Net income was $28.3 million for the three months ended March 31, 2013, compared to $10.9 million for the three months ended March 31, 2012. The results for the three months ended March 31, 2013 and 2012 included after tax losses on extinguishments of long-term debt of $2.4 million and $5.7 million, respectively. Other significant factors and events causing the net changes between the periods are discussed above.
Adjusted EBITDA
Adjusted EBITDA was $178.6 million for the three months ended March 31, 2013, an increase of $12.2 million, or 7.3%, compared to $166.4 million for the three months ended March 31, 2012. As a percentage of net sales, Adjusted EBITDA was 7.4% for the three months ended March 31, 2013 compared to 7.2% for the three months ended March 31, 2012.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2013 and 2012 in the table below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended March 31,
	2013	2012
Net income	$28.3	$10.9
Depreciation and amortization	52.0	52.5
Income tax expense	16.2	4.2
Interest expense, net	72.1	78.9
EBITDA	168.6	146.5

Adjustments:
Non-cash equity-based compensation	1.9	5.7
Sponsor fee	1.3	1.3
Consulting and debt-related professional fees	0.1	0.1
Net loss on extinguishments of long-term debt	3.9	9.4
Other adjustments (1)	2.8	3.4
Total adjustments	10.0	19.9
Adjusted EBITDA	$178.6	$166.4

(1)	Other adjustments primarily include certain retention costs and equity investment income.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves private sector business customers, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers.
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

Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$208.0	$223.0
Investing activities	(8.8)	(8.3)

Net change in accounts payable-inventory financing	3.7	(74.0)
Other cash flows from financing activities	(93.2)	(204.4)
Financing activities	(89.5)	(278.4)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.3
Net increase (decrease) in cash and cash equivalents	$109.2	$(63.4)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2013 decreased $15.0 million compared to the same period of the prior year. The decrease was primarily driven by changes in assets and liabilities, which resulted in a $21.8 million decrease in cash between periods. Changes in accounts receivable and accounts payable-trade were the largest drivers of the cash decrease. During the three months ended March 31, 2013, accounts receivable contributed $18.8 million compared to $160.9 million during the prior year period. The decrease in cash contributions from accounts receivable was primarily due to higher cash collections in the first quarter of 2012 compared to the same period in 2013. Accounts payable-trade contributed $124.2 million during the three months ended March 31, 2013 compared to $3.0 million during the prior year period. The increase in cash contributions was primarily due to higher purchase volumes to support the increase in net sales. A higher mix of payables with certain vendors from whom we have more favorable payment terms and favorable timing of quarter-end payments also contributed to the increase.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	March 31,
	2013	2012
Days of sales outstanding (DSO) (1)	44	43
Days of supply in inventory (DIO) (2)	15	16
Days of purchases outstanding (DPO) (3)	(36)	(33)
Cash conversion cycle	23	26

(1)
Represents the rolling three month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales for the same three month period. Also incorporates components of other miscellaneous receivables.

(2)	Represents the rolling three month average of the balance of inventory at the end of the period divided by average daily cost of sales for the same three month period.

(3)
Represents the rolling three month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of sales for the same three month period.

The cash conversion cycle decreased to 23 days at March 31, 2013 compared to 26 days at March 31, 2012, driven by a three-day increase in DPO. The increase in DPO was primarily due to a higher mix of payables with certain vendors from whom we have more favorable payment terms and an increase in payables for third-party services such as software assurance and warranties. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sales in the statement of operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. The timing of quarter-end payments also had a favorable impact on DPO at March 31, 2013. The DSO increase was primarily driven by an increase in receivables for third-party services, which offsets the related increase in DPO discussed above, and slower collections in the Corporate segment. The decrease in DIO was primarily due to a lower three-month average inventory balance at March 31, 2013 compared to March 31, 2012. During the first quarter of 2012, we increased purchases of certain products, primarily hard-disk drives, to address supply shortages from vendor partners whose operations were impacted by the flooding in Thailand. There was no corresponding activity in the first quarter of 2013.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2013 increased $0.5 million compared to the same period of the prior year. Capital expenditures were $8.8 million and $8.3 million for the three months ended March 31, 2013 and 2012, respectively, primarily for improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities decreased $188.9 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease was primarily driven by debt transactions and changes in accounts payable-inventory financing. The net impact of our debt transactions resulted in cash outflows of $93.1 million and $204.1 million during the three months ended March 31, 2013 and 2012, respectively, as cash was used in each period to reduce our total long-term debt. The decrease in debt transactions is primarily attributable to a lower 2013 required prepayment related to the excess cash flow provision of the senior secured term loan facility, partially offset by a 2013 partial redemption of our senior subordinated exchange notes due 2017, for which there was no corresponding activity in the first quarter of 2012. Each debt transaction is described below under "Long-Term Debt and Financing Arrangements". In addition, during the three months ended March 31, 2013, changes in accounts payable-inventory financing increased cash by $3.7 million compared to a reduction in cash of $74.0 million for the three months ended March 31, 2012. Although the 2013 cash flows related to changes in accounts payable-inventory financing were essentially flat, the reduction in cash during 2012 was primarily due to lower purchasing volume during March of 2012 compared to December of 2011. Also, in the first quarter of 2012 we terminated one of our inventory financing agreements and began reporting the amounts owed for subsequent purchases as accounts payable-trade on the consolidated balance sheets and as cash flows from operating activities in the consolidated statements of cash flows.
Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	March 31, 2013	December 31, 2012
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,299.5	1,339.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,305.0
Unamortized premium on senior notes due 2019		4.8	5.0
Senior subordinated notes due 2017	12.535%	571.5	621.5
Senior notes due 2015	—%	—	—
Total long-term debt		3,680.8	3,771.0
Less current maturities of long-term debt		—	(40.0)
Long-term debt, excluding current maturities		$3,680.8	$3,731.0
(1)Weighted-average interest rate at March 31, 2013.
At March 31, 2013, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At March 31, 2013, we had no outstanding borrowings under the Revolving Loan, $1.7 million of undrawn letters of credit and $248.9 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, we maintain a Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and noninterest bearing. We will either pay the outstanding Revolving Loan inventory financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. At March 31, 2013, the financial intermediary reported an outstanding balance of $236.7 million under the Revolving Loan inventory financing agreement. The total amount reported on the consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $16.1 million more than the $236.7 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $12.2 million in reserves for open orders that reduce the availability under the Revolving Loan.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. At March 31, 2013, the borrowing base was $1,009.7 million based on the amount of eligible inventory and accounts receivable balances as of February 28, 2013. We could have borrowed up to an additional $649.4 million under the Revolving Loan at March 31, 2013.
Senior Secured Term Loan Facility (“Term Loan”)
At March 31, 2013, the outstanding principal amount of the Term Loan was $1,299.5 million, with $408.7 million of non-extended loans due October 10, 2014 and $890.8 million of extended loans due July 15, 2017.
The Term Loan requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. The total net leverage ratio was 4.9 and 5.2 at March 31, 2013 and December 31, 2012, respectively. On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount. The optional prepayment satisfied the excess cash flow payment provision of the Term Loan with respect to the year ended December 31, 2012. The prepayment was allocated on a pro rata basis between the extended and non-extended loans.
The Term Loan includes a senior secured leverage ratio requirement to be maintained on a quarterly basis. The senior secured leverage ratio for the four quarters ended March 31, 2013 was required to be at or below 6.5. For the four quarters ended March 31, 2013, the senior secured leverage ratio was 2.1.
The senior secured leverage ratio is a material component of the Term Loan. Non-compliance with the senior secured leverage ratio requirement would result in a default under the credit agreement governing the Term Loan and could prevent us from borrowing under our Revolving Loan. If there were an event of default under the credit agreement governing the Term Loan that was not cured or waived, the lenders under the Term Loan could cause all amounts outstanding under the Term Loan to be due and payable immediately, which would have a material adverse effect on our financial position and cash flows. For a discussion of net cash provided by operating activities, investing activities and financing activities, see “Cash Flows” above. For a reconciliation of Adjusted EBITDA to net cash provided by operating activities, see “Results of Operations” above.
We are required to maintain interest rate derivative arrangements to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. We utilize interest rate cap agreements to maintain compliance with this requirement. We have ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. Of the ten cap agreements, four entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The other six cap agreements entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of our interest rate cap agreements was $0.1 million at both March 31, 2013 and December 31, 2012.
See Note 11 to the accompanying unaudited interim consolidated financial statements for a description of the Term Loan refinancing transaction completed during the second quarter of 2013.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At March 31, 2013, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)
At March 31, 2013 and December 31, 2012, there were no outstanding Senior Notes due 2015.
In February and March 2012, we purchased or redeemed the remaining $129.0 million aggregate principal amount of Senior Notes due 2015, funded with the issuance of $130.0 million aggregate principal amount of additional Senior Notes (as defined below). In connection with these transactions, we recorded a loss on extinguishment of long-term debt of $9.4 million in the consolidated statement of operations for the three months ended March 31, 2012. This loss represented $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes due 2015.
8.5% Senior Notes due 2019 (“Senior Notes”)
On February 17, 2012, we issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheets as an addition to the face amount of the Senior Notes and is being amortized as a reduction to interest expense over the term of the related debt. At March 31, 2013, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $4.8 million in unamortized premium. The Senior Notes mature on April 1, 2019.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At March 31, 2013, the outstanding principal amount of our Senior Subordinated Notes was $571.5 million. The Senior Subordinated Notes mature on October 12, 2017.
On March 8, 2013, we redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $3.9 million in the consolidated statement of operations for three months ended March 31, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	March 31, 2013	December 31, 2012
Revolving Loan inventory financing agreement	$252.8	$248.3
Other inventory financing agreements	0.1	0.9
Accounts payable-inventory financing	$252.9	$249.2
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
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At March 31, 2013 and December 31, 2012, amounts owed under other inventory financing agreements of $0.1 million and $0.9 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

Contractual Obligations
Other than as discussed above in “Long-Term Debt and Financing Arrangements,” there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
As of March 31, 2013, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recent Accounting Pronouncements
Disclosure of the Effects of Reclassifications from Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which required that the effects of significant reclassifications from accumulated other comprehensive income to net income be shown parenthetically on the face of the consolidated financial statements or disclosed in a note. The adoption of this new guidance on January 1, 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, there had been no material change in this information.
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

CDW CORPORATION

Date:	May 9, 2013	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)