Form 10-Q
period 2013-06-30
CDW Corp
filed 2013-08-12
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number 001-35985
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No The registrant has been subject to the filing requirements of Sections 13 and 15(d) for less than 90 days since the registrant's Registration Statement on Form S-1 was declared effective by the Commission on June 26, 2013.  The registrant has filed (a) all reports required to be filed by it since that date and (b) all reports which it would have been required to file during the preceding 12 months had it been subject to such provisions.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of August 8, 2013, there were 171,957,228 common shares, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	June 30, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$179.3	$37.9
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.4, respectively	1,390.5	1,285.0
Merchandise inventory	378.5	314.6
Miscellaneous receivables	165.1	148.5
Deferred income taxes	12.1	14.1
Prepaid expenses and other	108.2	34.6
Total current assets	2,233.7	1,834.7
Property and equipment, net	132.7	142.7
Goodwill	2,207.4	2,209.3
Other intangible assets, net	1,403.7	1,478.5
Deferred financing costs, net	41.4	53.2
Other assets	1.6	1.6
Total assets	$6,020.5	$5,720.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$771.0	$518.6
Accounts payable—inventory financing	282.5	249.2
Current maturities of long-term debt	13.5	40.0
Deferred revenue	96.9	57.8
Accrued expenses:
Compensation	93.7	99.4
Interest	47.0	50.7
Sales taxes	20.2	22.6
Advertising	23.7	33.9
Income taxes	5.6	0.2
Other	91.1	95.8
Total current liabilities	1,445.2	1,168.2
Long-term liabilities:
Debt	3,710.9	3,731.0
Deferred income taxes	598.3	624.3
Accrued interest	6.4	8.0
Other liabilities	50.7	52.0
Total long-term liabilities	4,366.3	4,415.3
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 and no shares authorized, respectively; no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 and 286.1 shares authorized, respectively; 145.2 shares issued for both periods; 145.2 and 145.1 shares outstanding, respectively	1.4	1.4
Paid-in capital	2,211.0	2,207.7
Accumulated deficit	(1,998.1)	(2,073.0)
Accumulated other comprehensive (loss) income	(5.3)	0.4
Total shareholders’ equity	209.0	136.5
Total liabilities and shareholders’ equity	$6,020.5	$5,720.0
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$2,779.3	$2,584.7	$5,191.0	$4,903.9
Cost of sales	2,327.7	2,157.8	4,337.4	4,092.4
Gross profit	451.6	426.9	853.6	811.5
Selling and administrative expenses	266.4	259.5	517.9	511.1
Advertising expense	31.6	31.0	62.0	60.4
Income from operations	153.6	136.4	273.7	240.0
Interest expense, net	(70.3)	(76.9)	(142.4)	(155.8)
Net loss on extinguishments of long-term debt	(10.3)	—	(14.2)	(9.4)
Other income, net	0.2	0.2	0.6	—
Income before income taxes	73.2	59.7	117.7	74.8
Income tax expense	(26.5)	(22.9)	(42.7)	(27.1)
Net income	$46.7	$36.8	$75.0	$47.7

Net income per common share:
Basic	$0.32	$0.25	$0.52	$0.33
Diluted	$0.32	$0.25	$0.51	$0.33

Weighted-average number of common shares outstanding:
Basic	145.3	145.1	145.2	145.0
Diluted	146.7	145.8	146.5	145.8
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$46.7	$36.8	$75.0	$47.7
Foreign currency translation adjustment	(3.3)	(1.6)	(5.7)	0.3
Other comprehensive (loss) income	$(3.3)	$(1.6)	$(5.7)	$0.3
Comprehensive income	$43.4	$35.2	$69.3	$48.0
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Total Shareholders’ Equity	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$136.5	$—	$1.4	$2,207.7	$(2,073.0)	$0.4
Equity-based compensation expense	4.0	—	—	4.0	—	—
Repurchase of common shares	(0.1)	—	—	—	(0.1)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.6)	—	—	(0.6)	—	—
Incentive compensation plan units withheld for taxes	(0.1)	—	—	(0.1)	—	—
Net income	75.0	—	—	—	75.0	—
Foreign currency translation adjustment	(5.7)	—	—	—	—	(5.7)
Balance at June 30, 2013	$209.0	$—	$1.4	$2,211.0	$(1,998.1)	$(5.3)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$75.0	$47.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104.3	105.7
Equity-based compensation expense	4.0	11.5
Deferred income taxes	(23.5)	(32.0)
Amortization of deferred financing costs, debt premium, and debt discount, net	5.3	8.0
Net loss on extinguishments of long-term debt	14.2	9.4
Other	—	0.9
Changes in assets and liabilities:
Accounts receivable	(108.9)	19.8
Merchandise inventory	(64.0)	0.1
Other assets	(67.2)	(45.3)
Accounts payable-trade	253.8	170.5
Other current liabilities	17.8	9.2
Long-term liabilities	(3.7)	(0.8)
Net cash provided by operating activities	207.1	304.7
Cash flows from investing activities:
Capital expenditures	(20.0)	(15.7)
Net cash used in investing activities	(20.0)	(15.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	63.0	256.0
Repayments of borrowings under revolving credit facility	(63.0)	(256.0)
Repayments of long-term debt	(43.4)	(201.0)
Proceeds from issuance of long-term debt	1,346.6	135.7
Payments to extinguish long-term debt	(1,352.6)	(136.9)
Payments of debt financing costs	(4.8)	(2.1)
Net change in accounts payable-inventory financing	33.3	(25.5)
Payment of incentive compensation plan withholding taxes	(23.3)	—
Repurchase of common shares	(0.1)	(0.3)
Net cash used in financing activities	(44.3)	(230.1)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)
Net increase in cash and cash equivalents	141.4	58.8
Cash and cash equivalents—beginning of period	37.9	99.9
Cash and cash equivalents—end of period	$179.3	$158.7
Supplementary disclosure of cash flow information:
Interest paid	$(142.7)	$(151.4)
Taxes paid, net	$(50.9)	$(38.4)
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 ("consolidated financial statements") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 ("December 31, 2012 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2012 financial statements, except as disclosed in Note 2. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
CDW Corporation ("Parent") was previously owned directly by CDW Holdings LLC ("CDW Holdings"), a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC ("Madison Dearborn") and Providence Equity Partners, L.L.C. ("Providence Equity," and together with Madison Dearborn, the "Sponsors"), certain other co-investors and certain members of CDW management. On July 2, 2013, Parent completed an initial public offering ("IPO") of its common stock. During June 2013, in connection with the IPO, CDW Holdings distributed all of its shares of Parent's common stock to its members in accordance with their respective membership interests. See Note 13 for additional discussion of Parent's IPO.
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 12 and does not hold any material assets or engage in any business activities or operations.
Throughout these notes, the terms the “Company” and “CDW” refer to Parent and its 100% owned subsidiaries.
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
The notes to the consolidated financial statements contained in the December 31, 2012 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2013.
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
See Note 6 for a description of the reclassification and split of the Company's common shares that were completed during the second quarter of 2013.

2.	Recent Accounting Pronouncements
Disclosure of the Effects of Reclassifications from Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, which required that the effects of significant reclassifications from accumulated other comprehensive income to net income be shown parenthetically on the face of the consolidated financial statements or disclosed in a note. The adoption of this new guidance on January 1, 2013 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	June 30, 2013	December 31, 2012
Revolving Loan inventory financing agreement	$280.5	$248.3
Other inventory financing agreements	2.0	0.9
Accounts payable-inventory financing	$282.5	$249.2
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
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At June 30, 2013 and December 31, 2012, amounts owed under other inventory financing agreements of $2.0 million and $0.9 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	June 30, 2013	December 31, 2012
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.5%	1,346.6	1,339.5
Unamortized discount on senior secured term loan facility		(3.3)	—
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,305.0
Unamortized premium on senior notes due 2019		4.6	5.0
Senior subordinated notes due 2017	12.535%	571.5	621.5
Senior notes due 2015	—%	—	—
Total long-term debt		3,724.4	3,771.0
Less current maturities of long-term debt		(13.5)	(40.0)
Long-term debt, excluding current maturities		$3,710.9	$3,731.0
(1)Weighted-average interest rate at June 30, 2013.
At June 30, 2013, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At June 30, 2013, the Company had no outstanding borrowings under the Revolving Loan, $1.2 million of undrawn letters of credit and $267.4 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, the Company maintains a Revolving Loan inventory financing agreement with a financial intermediary. At June 30, 2013, the financial intermediary reported an outstanding balance of $258.6 million under the Revolving Loan inventory financing agreement. The total amount reported on the Company's consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $21.9 million more than the $258.6 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $8.8 million in reserves for open orders that reduce the availability under the Revolving Loan.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. At June 30, 2013, the borrowing base was $1,098.8 million based on the amount of eligible inventory and accounts receivable balances as of May 31, 2013. The Company could have borrowed up to an additional $631.4 million under the Revolving Loan at June 30, 2013.
Senior Secured Term Loan Facility
On April 29, 2013, the Company entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "Term Loan"). Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the "Prior Term Loan Facility"). In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the three and six months ended June 30, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Term Loan was issued at a price of 99.75% of par, which resulted in a discount of $3.4 million. This discount is reported on the consolidated balance sheet as a reduction to the face amount of the Term Loan and is being amortized over the term of the related debt. Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25%-1.50% for ABR borrowings and 2.25%- 2.50% for LIBOR borrowings.
Unlike the Prior Term Loan Facility, the Term Loan does not include a senior secured leverage ratio requirement or a hedging requirement. Additionally, the definition of debt under the Term Loan was revised to exclude amounts outstanding under the Company's inventory financing agreements. The Term Loan is subject to certain requirements as was the Prior Term Loan Facility to make mandatory annual excess cash flow prepayments under designated circumstances, including (i) a prepayment in an amount equal to 50% of the Company's excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries. The total net leverage ratio was 4.5 and 4.9 at June 30, 2013 and December 31, 2012, respectively. The total net leverage ratio at December 31, 2012 has been revised to conform to the definition in the agreement governing the Term Loan.
The Company is required to pay quarterly principal installments equal to $3.375 million, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At June 30, 2013, the outstanding principal amount of the Term Loan was $1,346.6 million, excluding $3.3 million in unamortized discount.
The Company has ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle the Company to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of the Company's interest rate cap agreements was $0.2 million at June 30, 2013 and $0.1 million at December 31, 2012.
On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
See Note 13 for a description of the incremental borrowings under the Term Loan completed during the third quarter of 2013.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At June 30, 2013, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
See Note 13 for a description of the partial redemption of Senior Secured Notes completed during the third quarter of 2013.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)
At June 30, 2013 and December 31, 2012, there were no outstanding Senior Notes due 2015.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.5% Senior Notes due 2019 (“Senior Notes”)
On February 17, 2012, the Company issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheets as an addition to the face amount of the Senior Notes and is being amortized as a reduction to interest expense over the term of the related debt. At June 30, 2013, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $4.6 million in unamortized premium. The Senior Notes mature on April 1, 2019.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At June 30, 2013, the outstanding principal amount of the Company's Senior Subordinated Notes was $571.5 million. The Senior Subordinated Notes mature on October 12, 2017.
On March 8, 2013, the Company redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $3.9 million in the Company's consolidated statement of operations for the six months ended June 30, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.
See Note 13 for a description of the partial redemption of Senior Subordinated Notes completed during the third quarter of 2013.
Fair Value
The fair value of the Company's long-term debt instruments at June 30, 2013 was $3,899.9 million. The fair value of the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At June 30, 2013, the carrying value of the Company's long-term debt was $3,723.1 million, excluding $4.6 million in unamortized premium and $3.3 million in unamortized discount.

5.	Income Taxes
The Company's effective income tax rate was 36.2% and 38.4% for the three months ended June 30, 2013 and 2012, respectively, and 36.3% and 36.2% for the six months ended June 30, 2013 and 2012, respectively.
For the three months ended June 30, 2013, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes. The effective tax rate for the three months ended June 30, 2012 differed from the U.S. federal statutory rate primarily due to state income taxes and non-deductible expenses, primarily equity-based compensation and meals and entertainment. The non-deductible expenses had a greater impact on the effective tax rate for the three months ended June 30, 2012 than for the three months ended June 30, 2013.
For the six months ended June 30, 2013, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes. The effective tax rate for the six months ended June 30, 2012 also differed from the U.S. federal statutory rate primarily due to state income taxes. While the non-deductible expenses had a greater impact on the effective tax rate for the six months ended June 30, 2012 than for the six months ended June 30, 2013, the effect was offset by additional state tax credits that were recorded in the first three months of 2012.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). In general, the Company is no longer subject to audit by the IRS for tax years through 2010 and state, local or foreign taxing authorities for tax years through 2007. Various taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	Shareholders' Equity

In June 2013, the Company’s Board of Directors and the Company's sole shareholder at that time, CDW Holdings, approved the reclassification of the Company’s Class A common shares and Class B common shares into a single class of common shares and a 143.0299613-for-1 stock split, effective immediately. The par value of the common shares was maintained at $0.01 per share. All references to common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reclassification and stock split on a retroactive basis.
In June 2013, the Company amended and restated its certificate of incorporation to authorize the issuance of 100,000,000 shares of preferred stock with a par value of $0.01. No shares of preferred stock have been issued or are outstanding as of June 30, 2013. Additionally, the amended and restated certificate of incorporation increased the number of authorized common shares to 1,000,000,000.
On July 2, 2013, the Company completed an IPO of its common shares. See Note 13 for additional discussion of the Company's IPO.

7.	Equity-Based Compensation
The Company recognized $2.1 million and $5.8 million in equity-based compensation expense for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million and $11.5 million in equity-based compensation expense for the six months ended June 30, 2013 and 2012, respectively. Equity-based compensation expense for the three and six months ended June 30, 2012 included incremental expense of $1.7 million and $3.3 million, respectively, related to a modified Class B Common Unit grant agreement with the Company's former chief executive officer.
In June 2013, the Company adopted the 2013 Long-Term Incentive Plan (the "2013 LTIP"). The 2013 LTIP provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 11,700,000 shares of the Company's common stock, in addition to the 3,798,508 shares of restricted stock granted to replace unvested B Units in connection with the Company's IPO, as discussed below.
On July 2, 2013, the Company completed an IPO of its common shares. In connection with the IPO, CDW Holdings distributed all of its shares of the Company's common stock to its existing members in accordance with their respective membership interests. Common stock received by holders of B Units in connection with the distribution is subject to any vesting provisions previously applicable to the holder's B Units. B Unit holders received 3,798,508 shares of restricted stock with respect to B Units that had not yet vested at the time of the distribution. In addition, the Company issued approximately 1.3 million stock options to the B Unit holders to preserve their fully-diluted equity ownership percentage. These options were issued with an exercise price equal to the IPO price per share and are also subject to the same vesting provisions as the B Units to which they relate. The unvested stock options and shares of restricted stock generally vest between December 31, 2014 and January 20, 2018.
Under the terms of the MPK Incentive Plan II (the "MPK Plan"), vesting accelerated for all unvested units upon completion of the IPO. The Company anticipates recording a pre-tax charge of $36.7 million related to the acceleration of the expense recognition for MPK units in the third quarter of 2013. In connection with the completion of the IPO, the Company distributed common stock to each participant and withheld the number of shares of common stock equal to the required tax withholding for each participant. In June 2013, the Company paid required withholding taxes of $23.3 million to federal and state taxing authorities. This amount is included within prepaid expenses and other on the consolidated balance sheet at June 30, 2013 and is reported as a financing activity in the consolidated statement of cash flows for the six months ended June 30, 2013. In addition, the Company paid $4.0 million of employer payroll taxes that are included as an operating activity in the consolidated statement of cash flows for the six months ended June 30, 2013.
In connection with the IPO, the Company granted approximately 1.4 million restricted stock units under the 2013 LTIP. The restricted stock units granted vest at the end of four years.
See Note 13 for additional discussion of the Company's IPO.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Earnings per Share

The numerator for both basic and diluted earnings per share is net income. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding MPK Plan Units and Deferred Units is reflected in the denominator for diluted earnings per share using the treasury stock method. Class B Common Units are not dilutive as no incremental common shares are issued upon vesting or repurchase by the Company.
The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Weighted-average shares - basic	145.3	145.1	145.2	145.0
Effect of dilutive securities	1.4	0.7	1.3	0.8
Weighted-average shares - diluted	146.7	145.8	146.5	145.8

There were no potential common shares excluded from diluted earnings per share for the three and six month periods ended June 30, 2013 and 2012.
On July 2, 2013, the Company completed an IPO of its common shares which will impact both basic and diluted earnings per share in future periods. See Note 13 for additional discussion of the Company's IPO.

9.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company's purchase of $28.5 million principal amount of its outstanding senior subordinated debt, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of June 30, 2013, 26,549 RDUs were outstanding. RDUs that are outstanding vest daily on a pro rata basis over the three-year period from January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014.
The total amount of compensation available to be paid under the RDU Plan is based on two components, a principal component and an interest component. Participants have no rights to the underlying debt. The principal component credits the RDU Plan with an amount equal to the $28.5 million face value of the Company's Senior Subordinated Notes (the “Debt Pool”). Payment of the principal component of the RDU Plan is expected to be made on October 12, 2017, unless accelerated due to a sale of the Company. By December 31, 2014, amounts accrued under the RDU Plan are expected to equal the present value of the principal component, plus any accrued unpaid interest thereon. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the Debt Pool from March 10, 2010 through maturity on October 12, 2017 as discussed below. Interest amounts for 2010 and 2011 were deferred until 2012, and thereafter, interest amounts were paid to participants semi-annually on the interest payment due dates. Payments totaling $1.7 million were made to participants under the RDU Plan in April 2013 in connection with the semi-annual interest payment due.
As described in Note 13, the Company used a portion of the IPO proceeds together with incremental borrowings to redeem $324.0 million of the total Senior Subordinated Notes outstanding on August 1, 2013. In accordance with the terms of the RDU Plan, upon redemption of Senior Subordinated Notes, the RDUs cease to accrue the related interest component credits. The Company expects to give participants the opportunity to share on a pro rata basis in cash retention pools that will be payable to participants who satisfy certain retention requirements. The aggregate amount of the retention pools will be determined based on the amount of interest component credits that would have been allocated to the RDU Plan if the Senior Subordinated Notes remained outstanding through maturity. The Company expects to record a pre-tax charge of $7.5 million in the third quarter of 2013 for payment of the first cash retention pool. Including this charge, unrecognized compensation expense as of June 30, 2013 of approximately $21 million is expected to be recognized through 2014 and approximately $7 million in 2015 through 2017. Payments under the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $2.2 million and $2.1 million related to the RDU Plan was recognized for the three months ended June 30, 2013 and 2012, respectively, and $4.3 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, the Company had $18.1 million and $15.5 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.

10.	Commitments and Contingencies
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
As of June 30, 2013, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Selected Segment Financial Information
The following table presents information about the Company’s segments for the three and six months ended June 30, 2013 and 2012:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended June 30, 2013:
Net sales	$1,537.4	$1,082.6	$159.3	$—	$2,779.3
Income (loss) from operations	103.2	69.1	8.9	(27.6)	153.6
Depreciation and amortization expense	(24.4)	(11.0)	(2.2)	(14.7)	(52.3)

Three Months Ended June 30, 2012:
Net sales	$1,394.4	$1,040.4	$149.9	$—	$2,584.7
Income (loss) from operations	92.3	66.1	5.0	(27.0)	136.4
Depreciation and amortization expense	(24.4)	(11.0)	(2.4)	(15.4)	(53.2)

Six Months Ended June 30, 2013:
Net sales	$2,941.3	$1,929.4	$320.3	$—	$5,191.0
Income (loss) from operations	197.3	114.7	14.9	(53.2)	273.7
Depreciation and amortization expense	(48.8)	(22.1)	(4.5)	(28.9)	(104.3)

Six Months Ended June 30, 2012:
Net sales	$2,757.2	$1,858.0	$288.7	$—	$4,903.9
Income (loss) from operations	177.1	108.2	7.5	(52.8)	240.0
Depreciation and amortization expense	(48.7)	(22.0)	(4.7)	(30.3)	(105.7)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Supplemental Guarantor Information
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
The following tables set forth condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, consolidating statements of operations for the three and six months ended June 30, 2013 and 2012, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

June 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$142.0	$11.2	$26.2	$—	$(0.1)	$179.3
Accounts receivable, net	—	—	1,335.2	55.3	—	—	1,390.5
Merchandise inventory	—	—	376.2	2.3	—	—	378.5
Miscellaneous receivables	—	55.4	103.3	6.4	—	—	165.1
Deferred income taxes	—	8.5	3.7	(0.1)	—	—	12.1
Prepaid expenses and other	—	24.0	83.6	0.6	—	—	108.2
Total current assets	—	229.9	1,913.2	90.7	—	(0.1)	2,233.7

Property and equipment, net	—	69.4	61.1	2.2	—	—	132.7
Goodwill	—	749.4	1,428.5	29.5	—	—	2,207.4
Other intangible assets, net	—	343.9	1,052.5	7.3	—	—	1,403.7
Deferred financing costs, net	—	41.4	—	—	—	—	41.4
Other assets	5.2	1.5	0.1	0.6	—	(5.8)	1.6
Investment from and advances to subsidiaries	203.8	2,892.0	—	—	—	(3,095.8)	—
Total assets	$209.0	$4,327.5	$4,455.4	$130.3	$—	$(3,101.7)	$6,020.5

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable—trade	$—	$20.6	$725.2	$25.3	$—	$(0.1)	$771.0
Accounts payable—inventory financing	—	—	282.5	—	—	—	282.5
Current maturities of long-term debt	—	13.5	—	—	—	—	13.5
Deferred revenue	—	—	96.5	0.4	—	—	96.9
Accrued expenses	—	136.4	138.9	6.0	—	—	281.3
Total current liabilities	—	170.5	1,243.1	31.7	—	(0.1)	1,445.2

Long-term liabilities:
Debt	—	3,710.9	—	—	—	—	3,710.9
Deferred income taxes	—	189.8	412.1	1.6	—	(5.2)	598.3
Accrued interest	—	6.4	—	—	—	—	6.4
Other liabilities	—	46.1	3.6	1.6	—	(0.6)	50.7
Total long-term liabilities	—	3,953.2	415.7	3.2	—	(5.8)	4,366.3

Total shareholders’ equity	209.0	203.8	2,796.6	95.4	—	(3,095.8)	209.0
Total liabilities and shareholders’ equity	$209.0	$4,327.5	$4,455.4	$130.3	$—	$(3,101.7)	$6,020.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$48.0	$—	$9.8	$—	$(19.9)	$37.9
Accounts receivable, net	—	—	1,217.7	67.3	—	—	1,285.0
Merchandise inventory	—	—	313.2	1.4	—	—	314.6
Miscellaneous receivables	—	61.7	82.0	4.8	—	—	148.5
Deferred income taxes	—	8.7	5.5	(0.1)	—	—	14.1
Prepaid expenses and other	—	10.1	24.4	0.1	—	—	34.6
Total current assets	—	128.5	1,642.8	83.3	—	(19.9)	1,834.7

Property and equipment, net	—	73.9	66.2	2.6	—	—	142.7
Goodwill	—	749.4	1,428.5	31.4	—	—	2,209.3
Other intangible assets, net	—	348.6	1,121.7	8.2	—	—	1,478.5
Deferred financing costs, net	—	53.2	—	—	—	—	53.2
Other assets	5.4	1.1	0.4	0.6	—	(5.9)	1.6
Investment in and advances to subsidiaries	131.1	2,946.0	—	—	—	(3,077.1)	—
Total assets	$136.5	$4,300.7	$4,259.6	$126.1	$—	$(3,102.9)	$5,720.0

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable—trade	$—	$16.5	$500.3	$21.7	$—	$(19.9)	$518.6
Accounts payable—inventory financing	—	—	249.2	—	—	—	249.2
Current maturities of long-term debt	—	40.0	—	—	—	—	40.0
Deferred revenue	—	—	57.8	—	—	—	57.8
Accrued expenses	—	139.3	157.4	5.9	—	—	302.6
Total current liabilities	—	195.8	964.7	27.6	—	(19.9)	1,168.2

Long-term liabilities:
Debt	—	3,731.0	—	—	—	—	3,731.0
Deferred income taxes	—	188.1	440.0	1.7	—	(5.5)	624.3
Accrued interest	—	8.0	—	—	—	—	8.0
Other liabilities	—	46.7	4.0	1.7	—	(0.4)	52.0
Total long-term liabilities	—	3,973.8	444.0	3.4	—	(5.9)	4,415.3

Total shareholders’ equity	136.5	131.1	2,850.9	95.1	—	(3,077.1)	136.5
Total liabilities and shareholders' equity	$136.5	$4,300.7	$4,259.6	$126.1	$—	$(3,102.9)	$5,720.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended June 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,662.0	$117.3	$—	$—	$2,779.3
Cost of sales	—	—	2,225.4	102.3	—	—	2,327.7
Gross profit	—	—	436.6	15.0	—	—	451.6
Selling and administrative expenses	—	27.6	230.1	8.7	—	—	266.4
Advertising expense	—	—	30.6	1.0	—	—	31.6
(Loss) income from operations	—	(27.6)	175.9	5.3	—	—	153.6
Interest (expense) income, net	—	(70.4)	—	0.1	—	—	(70.3)
Net loss on extinguishments of long-term debt	—	(10.3)	—	—	—	—	(10.3)
Management fee	—	1.6	—	(1.6)	—	—	—
Other (expense) income, net	—	(0.2)	0.3	0.1	—	—	0.2
(Loss) income before income taxes	—	(106.9)	176.2	3.9	—	—	73.2
Income tax benefit (expense)	—	39.8	(65.6)	(0.7)	—	—	(26.5)
(Loss) income before equity in earnings of subsidiaries	—	(67.1)	110.6	3.2	—	—	46.7
Equity in earnings of subsidiaries	46.7	113.8	—	—	—	(160.5)	—
Net income	$46.7	$46.7	$110.6	$3.2	$—	$(160.5)	$46.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended June 30, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,471.9	$112.8	$—	$—	$2,584.7
Cost of sales	—	—	2,059.2	98.6	—	—	2,157.8
Gross profit	—	—	412.7	14.2	—	—	426.9
Selling and administrative expenses	—	27.0	224.1	8.4	—	—	259.5
Advertising expense	—	—	29.9	1.1	—	—	31.0
(Loss) income from operations	—	(27.0)	158.7	4.7	—	—	136.4
Interest expense, net	—	(76.9)	—	—	—	—	(76.9)
Net loss on extinguishments of long-term debt	—	—	—	—	—	—	—
Management fee	—	0.8	—	(0.8)	—	—	—
Other income, net	—	0.2	—	—	—	—	0.2
(Loss) income before income taxes	—	(102.9)	158.7	3.9	—	—	59.7
Income tax benefit (expense)	—	41.0	(62.9)	(1.0)	—	—	(22.9)
(Loss) income before equity in earnings of subsidiaries	—	(61.9)	95.8	2.9	—	—	36.8
Equity in earnings of subsidiaries	36.8	98.7	—	—	—	(135.5)	—
Net income	$36.8	$36.8	$95.8	$2.9	$—	$(135.5)	$36.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Six Months Ended June 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$4,951.8	$239.2	$—	$—	$5,191.0
Cost of sales	—	—	4,127.5	209.9	—	—	4,337.4
Gross profit	—	—	824.3	29.3	—	—	853.6
Selling and administrative expenses	—	53.3	446.8	17.8	—	—	517.9
Advertising expense	—	—	60.2	1.8	—	—	62.0
(Loss) income from operations	—	(53.3)	317.3	9.7	—	—	273.7
Interest (expense) income, net	—	(142.6)	—	0.2	—	—	(142.4)
Net loss on extinguishments of long-term debt	—	(14.2)	—	—	—	—	(14.2)
Management fee	—	2.5	—	(2.5)	—	—	—
Other (expense) income, net	—	(0.2)	0.6	0.2	—	—	0.6
(Loss) income before income taxes	—	(207.8)	317.9	7.6	—	—	117.7
Income tax benefit (expense)	—	77.5	(118.6)	(1.6)	—	—	(42.7)
(Loss) income before equity in earnings of subsidiaries	—	(130.3)	199.3	6.0	—	—	75.0
Equity in earnings of subsidiaries	75.0	205.3	—	—	—	(280.3)	—
Net income	$75.0	$75.0	$199.3	$6.0	$—	$(280.3)	$75.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Six Months Ended June 30, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$4,684.9	$219.0	$—	$—	$4,903.9
Cost of sales	—	—	3,901.2	191.2	—	—	4,092.4
Gross profit	—	—	783.7	27.8	—	—	811.5
Selling and administrative expenses	—	52.8	441.3	17.0	—	—	511.1
Advertising expense	—	—	58.5	1.9	—	—	60.4
(Loss) income from operations	—	(52.8)	283.9	8.9	—	—	240.0
Interest (expense) income, net	—	(156.1)	0.3	—	—	—	(155.8)
Net loss on extinguishments of long-term debt	—	(9.4)	—	—	—	—	(9.4)
Management fee	—	2.2	—	(2.2)	—	—	—
Other (expense) income, net	—	(0.1)	0.1	—	—	—	—
(Loss) income before income taxes	—	(216.2)	284.3	6.7	—	—	74.8
Income tax benefit (expense)	—	89.8	(115.1)	(1.8)	—	—	(27.1)
(Loss) income before equity in earnings of subsidiaries	—	(126.4)	169.2	4.9	—	—	47.7
Equity in earnings of subsidiaries	47.7	174.1	—	—	—	(221.8)	—
Net income	$47.7	$47.7	$169.2	$4.9	$—	$(221.8)	$47.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$43.4	$43.4	$110.6	$(0.1)	$—	$(153.9)	$43.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$35.2	$35.2	$95.8	$1.3	$—	$(132.3)	$35.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$69.3	$69.3	$199.3	$0.3	$—	$(268.9)	$69.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$48.0	$48.0	$169.2	$5.2	$—	$(222.4)	$48.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(109.5)	$279.1	$17.7	$—	$19.8	$207.1
Cash flows from investing activities:
Capital expenditures	—	(18.0)	(2.0)	—	—	—	(20.0)
Net cash used in investing activities	—	(18.0)	(2.0)	—	—	—	(20.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0	—	—	—	—	63.0
Repayments of borrowings under revolving credit facility	—	(63.0)	—	—	—	—	(63.0)
Repayments of long-term debt	—	(43.4)	—	—	—	—	(43.4)
Proceeds from issuance of long-term debt	—	1,346.6	—	—	—	—	1,346.6
Payments to extinguish long-term debt	—	(1,352.6)	—	—	—	—	(1,352.6)
Net change in accounts payable-inventory financing	—	—	33.3	—	—	—	33.3
Payment of incentive compensation plan withholding taxes	—	(3.8)	(19.5)	—	—	—	(23.3)
Advances from (to) affiliates	—	279.6	(279.7)	0.1	—	—	—
Other financing activities	—	(4.9)	—	—	—	—	(4.9)
Net cash provided by (used in) financing activities	—	221.5	(265.9)	0.1	—	—	(44.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.4)	—	—	(1.4)
Net increase in cash and cash equivalents	—	94.0	11.2	16.4	—	19.8	141.4
Cash and cash equivalents—beginning of period	—	48.0	—	9.8	—	(19.9)	37.9
Cash and cash equivalents—end of period	$—	$142.0	$11.2	$26.2	$—	$(0.1)	$179.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(118.3)	$410.6	$13.1	$—	$(0.7)	$304.7
Cash flows from investing activities:
Capital expenditures	—	(8.8)	(6.5)	(0.4)	—	—	(15.7)
Net cash used in investing activities	—	(8.8)	(6.5)	(0.4)	—	—	(15.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	256.0	—	—	—	—	256.0
Repayments of borrowings under revolving credit facility	—	(256.0)	—	—	—	—	(256.0)
Repayments of long-term debt	—	(201.0)	—	—	—	—	(201.0)
Proceeds from issuance of long-term debt	—	135.7	—	—	—	—	135.7
Payments to extinguish long-term debt	—	(136.9)	—	—	—	—	(136.9)
Net change in accounts payable-inventory financing	—	—	(25.5)	—	—	—	(25.5)
Advances from (to) affiliates	—	371.8	(372.3)	0.5	—	—	—
Other financing activities	—	(2.4)	—	—	—	—	(2.4)
Net cash provided by (used in) financing activities	—	167.2	(397.8)	0.5	—	—	(230.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	—	(0.1)
Net increase in cash and cash equivalents	—	40.1	6.3	13.1	—	(0.7)	58.8
Cash and cash equivalents—beginning of period	—	102.1	15.8	8.1	—	(26.1)	99.9
Cash and cash equivalents—end of period	$—	$142.2	$22.1	$21.2	$—	$(26.8)	$158.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	Subsequent Events
On July 2, 2013, the Company completed an IPO of 23,250,000 shares of common stock. On July 31, 2013, the Company completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-1, which was declared effective by the SEC on June 26, 2013. The common shares are listed on the NASDAQ Global Select Market under the symbol “CDW.” The Company's common shares were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which generated aggregate net proceeds of approximately $429.5 million to the Company after deducting underwriting discounts, before expenses and transaction costs.
Using a portion of the net proceeds from the IPO, the Company paid a $24.4 million termination fee to affiliates of the Sponsors in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO and redeemed $175.0 million aggregate principal amount of Senior Secured Notes. The redemption price of the Senior Secured Notes was 108.000% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. Following this redemption, $325.0 million aggregate principal amount of the Senior Secured Notes remain outstanding. In connection with this redemption, the Company expects to record a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations during the third quarter of 2013. This loss represents $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Secured Notes.
On August 1, 2013, the Company redeemed $324.0 million aggregate principal amount of Senior Subordinated Notes. The Company used a portion of the net proceeds from the IPO to redeem $146.0 million aggregate principal amount of Senior Subordinated Notes and incremental borrowings of $190.0 million under the Term Loan to redeem $178.0 million aggregate principal amount of Senior Subordinated Notes. The redemption price of the Senior Subordinated Notes was 106.268% of the principal amount redeemed, plus $12.0 million of accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. Following this redemption, $247.5 million aggregate principal amount of the Senior Subordinated Notes remain outstanding. In connection with this redemption, the Company expects to record a loss on extinguishment of long-term debt of $24.7 million in the consolidated statement of operations during the third quarter of 2013. This loss represents $20.3 million in redemption premium and $4.4 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
The Company previously filed a claim as part of a class action settlement in a case alleging price fixing during the period of January 1, 1996 through December 31, 2006, by certain manufacturers of thin-film liquid crystal display panels. On July 13, 2013, the United Stated District Court for the Northern District of California approved distribution of the settlement proceeds, including a net payment to the Company of approximately $10.5 million after fees and expenses. The first of two settlement payments was received by the Company on July 29, 2013 in the amount of $8.5 million. The balance is expected to be received by year-end 2013.

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
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology ("IT") solutions in the U.S. and Canada. We help our customer base of more than 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology “agnostic,” with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of more than 4,300 coworkers, including over 1,700 field sellers, highly-skilled technology specialists and advanced service delivery engineers.
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

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. In the second quarter of 2012, we began to see customers take a more cautious approach to spending as increased macroeconomic uncertainty impacted decision-making and led to some customers delaying purchases. While we are beginning to see improvements in operating results, we will continue to closely monitor macroeconomic conditions for the remainder of 2013. Uncertainties related to the potential impacts of federal budget negotiations, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending by our customers on information technology products and services and increased competitive pricing pressures.

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

On July 2, 2013, we completed an initial public offering ("IPO") of 23,250,000 shares of common stock. On July 31, 2013, we completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. See Note 13 of the accompanying unaudited interim consolidated financial statements for additional discussion of our IPO. In connection with the IPO, we anticipate recording the following significant pre-tax expenses during the third quarter of 2013 in our consolidated statement of operations:

•
Pre-tax charges of $36.7 million related to the acceleration of the expense recognition for certain equity awards and $4.0 million for the related employer payroll taxes. Such charges will be included in selling and administrative expenses in our consolidated statement of operations. See Note 7 of the accompanying unaudited interim consolidated financial statements for additional discussion of the impact of the IPO on our equity awards.

•
A pre-tax charge of $24.4 million related to the payment of a termination fee to affiliates of Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C. in connection with the termination of the management services agreement with such entities, to be included in selling and administrative expenses in our consolidated statement of operations. See Note 13 of the accompanying unaudited interim consolidated financial statements for additional discussion of this transaction.

•
A pre-tax charge of $16.7 million related to the July 2, 2013 redemption of $175.0 million aggregate principal amount of senior secured notes due 2018. This charge represents $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs and will be included in loss on extinguishments of long-term debt in our consolidated statement of operations. See Note 13 of the accompanying unaudited interim consolidated financial statements for additional discussion of this redemption.

•
A pre-tax charge of $24.7 million related to the August 1, 2013 redemption of $324.0 million aggregate principal amount of senior subordinated notes due 2017 using a portion of the net proceeds from the IPO and incremental borrowings under the senior secured term loan facility. This charge represents $20.3 million in redemption premium and $4.4 million for the write-off of a portion of the remaining deferred financing costs and will be included in loss on extinguishments of long-term debt in our consolidated statement of operations. See Note 13 of the accompanying unaudited interim consolidated financial statements for additional discussion of this redemption.

•
A pre-tax charge of $7.5 million related to compensation expense in connection with the Restricted Debt Unit Plan following the redemption of the $324.0 million aggregate principal amount of senior subordinated notes due 2017 as discussed above. See Note 9 of the accompanying unaudited interim consolidated financial statements for additional discussion of this charge.

Key business metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, non-GAAP net income, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

Non-GAAP net income, EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that non-GAAP net income, EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. See “Results of Operations” for the definition of non-GAAP net income and Adjusted EBITDA and a reconciliation of each to net income.

The results of certain key business metrics are as follows:

(dollars in millions)	Three months ended June 30,
	2013	2012
Net sales	$2,779.3	$2,584.7
Gross profit	451.6	426.9
Income from operations	153.6	136.4
Net income	46.7	36.8
Non-GAAP net income	79.2	67.2
Adjusted EBITDA	212.6	200.6
Average daily sales	43.4	40.4
Net debt (defined as total debt minus cash and cash equivalents)	3,545.1	3,712.7
Cash conversion cycle (in days)	21	21
Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,779.3	100.0%	$2,584.7	100.0%
Cost of sales	2,327.7	83.8	2,157.8	83.5
Gross profit	451.6	16.2	426.9	16.5
Selling and administrative expenses	266.4	9.6	259.5	10.0
Advertising expense	31.6	1.1	31.0	1.2
Income from operations	153.6	5.5	136.4	5.3
Interest expense, net	(70.3)	(2.5)	(76.9)	(3.0)
Net loss on extinguishments of long-term debt	(10.3)	(0.4)	—	—
Other income, net	0.2	—	0.2	—
Income before income taxes	73.2	2.6	59.7	2.3
Income tax expense	(26.5)	(0.9)	(22.9)	(0.9)
Net income	$46.7	1.7%	$36.8	1.4%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,537.4	55.3%	$1,394.4	53.9%	$143.0	10.3%
Public	1,082.6	39.0	1,040.4	40.3	42.2	4.1
Other	159.3	5.7	149.9	5.8	9.4	6.2
Total net sales	$2,779.3	100.0%	$2,584.7	100.0%	$194.6	7.5%
(1) There were 64 selling days for both the three months ended June 30, 2013 and 2012.
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2013 and 2012:

(dollars in millions)	Three Months Ended June 30,		Dollar Change	Percent Change
	2013	2012
Corporate:
Medium / Large	$1,271.4	$1,124.7	$146.7	13.0%
Small Business	266.0	269.7	(3.7)	(1.4)
Total Corporate	$1,537.4	$1,394.4	$143.0	10.3%

Public:
Government	$295.7	$318.0	$(22.3)	(7.0)%
Education	420.6	349.5	71.1	20.4
Healthcare	366.3	372.9	(6.6)	(1.8)
Total Public	$1,082.6	$1,040.4	$42.2	4.1%
Total net sales for the three months ended June 30, 2013 increased $194.6 million, or 7.5%, to $2,779.3 million, compared to $2,584.7 million for the three months ended June 30, 2012. There were 64 selling days for both the three months ended June 30, 2013 and 2012. The increase in total net sales was primarily the result of growth in hardware and software, a more tenured sales force and a continued focus on seller productivity across all areas of the organization. Our total net sales growth for the three months ended June 30, 2013 reflected unit volume growth in notebooks/mobile devices, netcomm products and enterprise storage as well as growth in software. Software gains were driven by growth in security, storage management software, network management software and operating systems, partially offset by a decrease in application suites.
Corporate segment net sales for the three months ended June 30, 2013 increased $143.0 million, or 10.3%, compared to the three months ended June 30, 2012, driven by sales growth in the medium/large customer channel. Within our Corporate segment, net sales to medium/large customers increased 13.0% between periods primarily due to certain of these customers increasing their IT spending, a more tenured sales force and a continued focus on seller productivity. This increase was led by unit volume growth in enterprise storage and netcomm products and growth in software and notebooks/mobile devices. Partially offsetting the growth in the medium/large customer channel was a 1.4% decrease in net sales to small business customers, due to certain of these customers continuing to take a more cautious approach to spending as macroeconomic and regulatory uncertainty impacted decision-making. This decrease was led by unit volume declines in notebooks/mobile devices.
Public segment net sales for the three months ended June 30, 2013 increased $42.2 million, or 4.1%, between periods, driven by strong performance in the education customer channel. Net sales to education customers increased $71.1 million, or 20.4%, between periods, led by growth in net sales to K-12 customers, reflecting higher sales of notebooks/mobile devices to support new standardized digital testing requirements that will take effect in 2014. Net sales to government customers decreased $22.3 million, or 7.0%, between periods due to delays in federal government spending following sequestration and the continuing resolution. The government customer channel net sales decline was led by decreases in sales of enterprise storage and servers. Net sales to healthcare customers decreased $6.6 million, or 1.8%, between periods, led by declines in software and point-of-care technology carts, partially offset by an increase in notebooks/mobile devices.

Gross profit
Gross profit increased $24.7 million, or 5.8%, to $451.6 million for the three months ended June 30, 2013, compared to $426.9 million for the three months ended June 30, 2012. As a percentage of total net sales, gross profit decreased 30 basis points to 16.2% for the three months ended June 30, 2013, down from 16.5% for the three months ended June 30, 2012. Gross profit margin was negatively impacted 40 basis points by unfavorable price/mix changes within product margin and 10 basis points by a $3.8 million accrual reversal in 2012 resulting from a favorable vendor audit outcome that did not repeat. Partially offsetting these decreases was an increase of 10 basis points due to a higher mix of commission revenue and net service contract revenue, and an increase of 10 basis points due to higher net sales and gross profit related to professional and managed services. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $6.9 million, or 2.7%, to $266.4 million for the three months ended June 30, 2013, compared to $259.5 million for the three months ended June 30, 2012. As a percentage of total net sales, selling and administrative expenses decreased 40 basis points to 9.6% in the second quarter of 2013, down from 10.0% in the second quarter of 2012. Sales payroll, including sales commissions and other variable compensation costs, increased $8.3 million, or 7.2%, between years, consistent with higher sales and gross profit, partially offset by the timing of coworker hiring. Additionally, consulting and advisory fees increased $1.6 million between years. Partially offsetting these increases was a reduction in non-cash compensation costs of $3.7 million between years related to our equity-based compensation plans, driven by the vesting period for certain awards being fully satisfied by the end of 2012. Total coworker count decreased by 99 coworkers from 6,909 at June 30, 2012 to 6,810 at June 30, 2013. Total coworker count was 6,804 at December 31, 2012.
Advertising expense
Advertising expense increased $0.6 million, or 2.2%, to $31.6 million for the three months ended June 30, 2013, compared to $31.0 million for the three months ended June 30, 2012. As a percentage of total net sales, advertising expense decreased 10 basis points to 1.1% in the second quarter of 2013, down from 1.2% in the second quarter of 2012. The increase in advertising expense was due to continued investments in promoting our solutions and services capabilities, investments in sales tools to support our sales organization and the leveraging of corporate communications to reinforce our reputation as a leading IT solutions provider.

Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$103.2	6.7%	$92.3	6.6%	11.7%
Public	69.1	6.4	66.1	6.4	4.6
Other	8.9	5.6	5.0	3.3	76.7
Headquarters (2)	(27.6)	nm*	(27.0)	nm*	2.2
Total income from operations	$153.6	5.5%	$136.4	5.3%	12.6%
*    Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $153.6 million for the three months ended June 30, 2013, an increase of $17.2 million, or 12.6%, compared to $136.4 million for the three months ended June 30, 2012. The results for the three months ended June 30, 2013 were driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Total operating margin percentage increased 20 basis points to 5.5% for the three months ended June 30, 2013, from 5.3% for the three months ended June 30, 2012. Operating margin percentage was positively impacted by the decrease in selling and administrative expenses and advertising expense as a percentage of net sales, partially offset by a decrease in gross profit margin.
Corporate segment income from operations was $103.2 million for the three months ended June 30, 2013, an increase of $10.9 million, or 11.7%, compared to $92.3 million for the three months ended June 30, 2012. This increase was primarily driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses, resulting in a net increase in segment operating income before allocations of $2.0 million for the three months ended June 30, 2013 compared to the same period of 2012. In addition, Corporate segment income from operations benefited from an increase of $7.1 million in income allocations from our logistics operations and a decrease of $1.8 million in Headquarters’ expense allocations to the Corporate segment on a year-over-year basis. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support costs decreased slightly.
Public segment income from operations was $69.1 million for the three months ended June 30, 2013, an increase of $3.0 million, or 4.6%, compared to $66.1 million for the three months ended June 30, 2012. Public segment operating income before allocations was slightly lower as a result of lower gross profit, partially offset by lower selling and administrative expenses. Offsetting the decrease in operating income before allocations, the Public segment income from operations benefited from an increase of $3.3 million in income allocations from our logistics operations and a decrease of $0.7 million in Headquarters' expense allocations to the Public segment on a year-over-year basis.
Interest expense, net
At June 30, 2013, our outstanding long-term debt totaled $3,724.4 million compared to $3,871.4 million at June 30, 2012. Net interest expense for the three months ended June 30, 2013 was $70.3 million, a decrease of $6.6 million compared to $76.9 million for the three months ended June 30, 2012. Net interest expense decreased $5.8 million due to lower debt balances and effective interest rates for the three months ended June 30, 2013 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2012 and 2013. The remaining decrease was primarily attributable to reduced amortization of deferred financing costs for the three months ended June 30, 2013.

Net loss on extinguishments of long-term debt
In April 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility. Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility. In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million for the three months ended June 30, 2013, representing a write-off of the remaining unamortized deferred financing costs related to the prior senior secured term loan facility. We did not record any extinguishments of long-term debt during the three months ended June 30, 2012.
Income tax expense
Income tax expense was $26.5 million for the three months ended June 30, 2013, compared to income tax expense of $22.9 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 36.2% and 38.4% for the three months ended June 30, 2013 and 2012, respectively. The change in the effective income tax rate was primarily due to higher non-deductible equity compensation expense recorded in 2012 as compared to 2013.
Net income
Net income was $46.7 million for the three months ended June 30, 2013, compared to $36.8 million for the three months ended June 30, 2012. The results for the three months ended June 30, 2013 included an after-tax loss on extinguishment of long-term debt of $6.3 million. We did not record any extinguishments of long-term debt during the three months ended June 30, 2012. Other significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $79.2 million for the three months ended June 30, 2013, an increase of $12.0 million, or 17.8%, compared to $67.2 million for the three months ended June 30, 2012.
We have included a reconciliation of Non-GAAP net income for the three months ended June 30, 2013 and 2012 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements.

(in millions)	Three Months Ended June 30,
	2013	2012
Net income	$46.7	$36.8
Amortization of intangibles (1)	40.1	41.1
Non-cash equity-based compensation	2.1	5.8
Net loss on extinguishments of long-term debt	10.3	—
Interest expense adjustment related to extinguishments of long-term debt (2)	—	—
IPO related expenses (3)	0.2	—
Aggregate adjustment for income taxes (4)	(20.2)	(16.5)
Non-GAAP net income	$79.2	$67.2

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Represents certain fees and costs expensed related to the IPO of the Company's shares.

(4)	Based on a normalized effective tax rate of 39.0%.

Adjusted EBITDA
Adjusted EBITDA was $212.6 million for the three months ended June 30, 2013, an increase of $12.0 million, or 6.0%, compared to $200.6 million for the three months ended June 30, 2012. As a percentage of net sales, Adjusted EBITDA was 7.6% for the three months ended June 30, 2013 compared to 7.8% for the three months ended June 30, 2012.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended June 30, 2013 and 2012 in the table below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended June 30,
	2013	2012
Net income	$46.7	$36.8
Depreciation and amortization	52.3	53.2
Income tax expense	26.5	22.9
Interest expense, net	70.3	76.9
EBITDA	195.8	189.8

Adjustments:
Non-cash equity-based compensation	2.1	5.8
Sponsor fee	1.3	1.2
Consulting and debt-related professional fees	0.3	0.4
Net loss on extinguishments of long-term debt	10.3	—
Other adjustments (1)	2.8	3.4
Total adjustments	16.8	10.8
Adjusted EBITDA	$212.6	$200.6

(1)	Other adjustments primarily include certain retention costs and equity investment income.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table presents our results of operations, in dollars and as a percentage of net sales, for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$5,191.0	100.0%	$4,903.9	100.0%
Cost of sales	4,337.4	83.6	4,092.4	83.5
Gross profit	853.6	16.4	811.5	16.5
Selling and administrative expenses	517.9	9.9	511.1	10.4
Advertising expense	62.0	1.2	60.4	1.2
Income from operations	273.7	5.3	240.0	4.9
Interest expense, net	(142.4)	(2.7)	(155.8)	(3.2)
Net loss on extinguishments of long-term debt	(14.2)	(0.3)	(9.4)	(0.2)
Other income, net	0.6	—	—	—
Income before income taxes	117.7	2.3	74.8	1.5
Income tax expense	(42.7)	(0.9)	(27.1)	(0.5)
Net income	$75.0	1.4%	$47.7	1.0%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$2,941.3	56.7%	$2,757.2	56.2%	$184.1	6.7%
Public	1,929.4	37.2	1,858.0	37.9	71.4	3.8
Other	320.3	6.1	288.7	5.9	31.6	10.9
Total net sales	$5,191.0	100.0%	$4,903.9	100.0%	$287.1	5.9%
(1) There were 127 selling days for the six months ended June 30, 2013, compared to 128 selling days for the six months ended June 30, 2012. On an average daily basis, total net sales increased 6.7%.
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2013 and 2012:

(dollars in millions)	Six Months Ended June 30,		Dollar Change	Percent Change
	2013	2012
Corporate:
Medium / Large	$2,417.6	$2,214.3	$203.3	9.2%
Small Business	523.7	542.9	(19.2)	(3.5)
Total Corporate	$2,941.3	$2,757.2	$184.1	6.7%

Public:
Government	$548.0	$580.6	$(32.6)	(5.6)%
Education	652.9	571.2	81.7	14.3
Healthcare	728.5	706.2	22.3	3.2
Total Public	$1,929.4	$1,858.0	$71.4	3.8%

Total net sales for the six months ended June 30, 2013 increased $287.1 million, or 5.9%, to $5,191.0 million, compared to $4,903.9 million for the six months ended June 30, 2012. There were 127 selling days for the six months ended June 30, 2013, compared to 128 selling days for the six months ended June 30, 2012. On an average daily basis, total net sales increased 6.7%. The increase in total net sales was primarily the result of growth in hardware and software, a more tenured sales force and a continued focus on seller productivity across all areas of the organization. Our total net sales growth for the six months ended June 30, 2013 reflected increased sales of software and unit volume growth in netcomm products and notebooks/mobile devices. Software gains were driven by growth in security, operating systems, storage management and virtualization software, partially offset by a decline in application suites.
Corporate segment net sales for the six months ended June 30, 2013 increased $184.1 million, or 6.7%, compared to the six months ended June 30, 2012, driven by sales growth in the medium/large customer channel. On an average daily basis, Corporate segment net sales increased 7.5% between periods. Within our Corporate segment, net sales to medium/large customers increased 9.2% between periods primarily due to certain of these customers increasing their IT spending, a more tenured sales force and a continued focus on seller productivity. This increase was led by unit volume growth in netcomm products and growth in software, enterprise storage and notebooks/mobile devices. Partially offsetting the growth in the medium/large customer channel was a 3.5% decrease in net sales to small business customers, due to certain of these customers continuing to take a more cautious approach to spending as macroeconomic and regulatory uncertainty impacted decision-making. This decrease was led by unit volume declines in notebooks/mobile devices, partially offset by growth in netcomm products.
Public segment net sales for the six months ended June 30, 2013 increased $71.4 million, or 3.8%, between periods, driven by strong performance in the education customer channel. On an average daily basis, Public segment net sales increased 4.7% between periods. Net sales to education customers increased $81.7 million, or 14.3%, between periods, led by growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support new standardized digital testing requirements that will take effect in 2014. Net sales to government customers decreased $32.6 million, or 5.6%, between periods due to delays in federal government spending following sequestration and the continuing resolution. The government customer channel net sales decline was led by decreases in sales of servers, enterprise storage and printers, partially offset by growth in software. Net sales to healthcare customers increased $22.3 million, or 3.2%, between periods, driven by unit volume growth in notebooks/mobile devices and growth in software.
Gross profit
Gross profit increased $42.1 million, or 5.2%, to $853.6 million for the six months ended June 30, 2013, compared to $811.5 million for the six months ended June 30, 2012. As a percentage of total net sales, gross profit decreased 10 basis points to 16.4% for the six months ended June 30, 2013, down from 16.5% for the six months ended June 30, 2012. Gross profit margin was negatively impacted 40 basis points by unfavorable price/mix changes within product margin. Partially offsetting this decrease was an increase of 20 basis points due to a higher mix of commission revenue and net service contract revenue and an increase of 10 basis points due to higher net sales and gross profit related to professional and managed services. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $6.8 million, or 1.3%, to $517.9 million for the six months ended June 30, 2013, compared to $511.1 million for the six months ended June 30, 2012. As a percentage of total net sales, selling and administrative expenses decreased 50 basis points to 9.9% in the first half of 2013, down from 10.4% in the first half of 2012. Sales payroll, including sales commissions and other variable compensation costs, increased $13.6 million, or 6.1%, between years, consistent with higher sales and gross profit, partially offset by the timing of coworker hiring. Partially offsetting this increase was a reduction in non-cash compensation costs of $7.5 million between years related to our equity-based compensation plans, driven by the vesting period for certain awards being fully satisfied by the end of 2012. Total coworker count decreased by 99 coworkers from 6,909 at June 30, 2012 to 6,810 at June 30, 2013. Total coworker count was 6,804 at December 31, 2012.

Advertising expense
Advertising expense increased $1.6 million, or 2.6%, to $62.0 million for the six months ended June 30, 2013, compared to $60.4 million for the six months ended June 30, 2012. As a percentage of total net sales, advertising expense was 1.2% for both the six months ended June 30, 2013 and 2012. The increase in advertising expense was due to continued investments in promoting our solutions and services capabilities, investments in sales tools to support our sales organization and the leveraging of corporate communications to reinforce our reputation as a leading IT solutions provider.
Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$197.3	6.7%	$177.1	6.4%	11.4%
Public	114.7	5.9	108.2	5.8	6.1
Other	14.9	4.7	7.5	2.6	98.8
Headquarters (2)	(53.2)	nm*	(52.8)	nm*	(0.9)
Total income from operations	$273.7	5.3%	$240.0	4.9%	14.0%
*    Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $273.7 million for the six months ended June 30, 2013, an increase of $33.7 million, or 14.0%, compared to $240.0 million for the six months ended June 30, 2012. The results for the six months ended June 30, 2013 were driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Total operating margin percentage increased 40 basis points to 5.3% for the six months ended June 30, 2013, from 4.9% for the six months ended June 30, 2012. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, partially offset by a decrease in gross profit margin.
Corporate segment income from operations was $197.3 million for the six months ended June 30, 2013, an increase of $20.2 million, or 11.4%, compared to $177.1 million for the six months ended June 30, 2012. This increase was primarily driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses, resulting in a net increase in segment operating income before allocations of $7.5 million for the six months ended June 30, 2013 compared to the same period of 2012. In addition, Corporate segment income from operations benefited from an increase of $7.5 million in income allocations from our logistics operations and a decrease of $5.1 million in Headquarters’ expense allocations to the Corporate segment on a year-over-year basis. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support costs decreased.
Public segment income from operations was $114.7 million for the six months ended June 30, 2013, an increase of $6.5 million, or 6.1%, compared to $108.2 million for the six months ended June 30, 2012. The increase reflected higher segment operating income before allocations of $0.5 million as a result of increased net sales and gross profit dollars. In addition, Public segment income from operations benefited from an increase of $3.8 million in income allocations from our logistics operations and a decrease of $2.3 million in Headquarters' expense allocations on a year-over-year basis.

Interest expense, net
At June 30, 2013, our outstanding long-term debt totaled $3,724.4 million compared to $3,871.4 million at June 30, 2012. Net interest expense for the six months ended June 30, 2013 was $142.4 million, a decrease of $13.4 million compared to $155.8 million for the six months ended June 30, 2012. Net interest expense decreased $11.0 million due to lower debt balances and effective interest rates for the six months ended June 30, 2013 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2012 and 2013. The remaining decrease was primarily attributable to reduced amortization of deferred financing costs for the six months ended June 30, 2013.
Net loss on extinguishments of long-term debt
During the six months ended June 30, 2013, we recorded a net loss on extinguishments of long-term debt of $14.2 million compared to $9.4 million for the same period in 2012.
In April 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility. Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility. In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million for the six months ended June 30, 2013, representing a write-off of the remaining unamortized deferred financing costs related to the prior senior secured term loan facility.
In March 2013, we redeemed $50.0 million aggregate principal amount of senior subordinated notes due 2017 for $53.1 million. We recorded a loss on extinguishment of long-term debt of $3.9 million for the six months ended June 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In February and March 2012, we purchased or redeemed the remaining $129.0 million of senior notes due 2015, funded with the issuance of an additional $130.0 million of senior notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $9.4 million for the six months ended June 30, 2012, representing the difference between the purchase or redemption price of the senior notes due 2015 and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs.
Income tax expense
Income tax expense was $42.7 million for the six months ended June 30, 2013, compared to income tax expense of $27.1 million for the same period of the prior year. The effective income tax rate, expressed by calculating income tax expense as a percentage of income before income taxes, was 36.3% and 36.2% for the six months ended June 30, 2013 and 2012, respectively. Favorable adjustments to state tax credits recorded in 2012 were offset by the impact of higher non-deductible equity compensation expense recorded in 2012, resulting in a minimal impact on the effective tax rate.
Net income
Net income was $75.0 million for the six months ended June 30, 2013, compared to $47.7 million for the six months ended June 30, 2012. The results for the six months ended June 30, 2013 and 2012 included after-tax losses on extinguishments of long-term debt of $8.7 million and $5.7 million, respectively. Other significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $135.5 million for the six months ended June 30, 2013, an increase of $22.4 million, or 19.8%, compared to $113.1 million for the six months ended June 30, 2012.
We have included a reconciliation of Non-GAAP net income for the six months ended June 30, 2013 and 2012 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures, and working capital requirements.

(in millions)	Six Months Ended June 30,
	2013	2012
Net income	$75.0	$47.7
Amortization of intangibles (1)	80.5	82.2
Non-cash equity-based compensation	4.0	11.5
Net loss on extinguishments of long-term debt	14.2	9.4
Interest expense adjustment related to extinguishments of long-term debt (2)	(0.8)	(1.7)
IPO related expenses (3)	0.2	—
Aggregate adjustment for income taxes (4)	(37.6)	(36.0)
Non-GAAP net income	$135.5	$113.1

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Represents certain fees and costs expensed related to the IPO of the Company's shares.

(4)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $391.2 million for the six months ended June 30, 2013, an increase of $24.2 million, or 6.6%, compared to $367.0 million for the six months ended June 30, 2012. As a percentage of net sales, Adjusted EBITDA was 7.5% for both the six months ended June 30, 2013 and 2012.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the six months ended June 30, 2013 and 2012 in the table below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Six Months Ended June 30,
	2013	2012
Net income	$75.0	$47.7
Depreciation and amortization	104.3	105.7
Income tax expense	42.7	27.1
Interest expense, net	142.4	155.8
EBITDA	364.4	336.3

Adjustments:
Non-cash equity-based compensation	4.0	11.5
Sponsor fee	2.5	2.5
Consulting and debt-related professional fees	0.4	0.5
Net loss on extinguishments of long-term debt	14.2	9.4
Other adjustments (1)	5.7	6.8
Total adjustments	26.8	30.7
Adjusted EBITDA	$391.2	$367.0

(1)	Other adjustments primarily include certain retention costs and equity investment income.

The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
(in millions)	2013	2012
EBITDA	$364.4	$336.3
Depreciation and amortization	(104.3)	(105.7)
Income tax expense	(42.7)	(27.1)
Interest expense, net	(142.4)	(155.8)
Net income	75.0	47.7
Depreciation and amortization	104.3	105.7
Equity-based compensation expense	4.0	11.5
Deferred income taxes	(23.5)	(32.0)
Allowance for doubtful accounts	—	—
Amortization of deferred financing costs and debt premium	5.3	8.0
Net loss on extinguishments of long-term debt	14.2	9.4
Other	—	0.9
Changes in assets and liabilities	27.8	153.5
Net cash provided by operating activities	$207.1	$304.7
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures through a combination of internally-generated cash from operations and from borrowings under our senior secured asset-based revolving credit facility. We believe that our current sources of funds will be sufficient to fund our cash operating requirements for the next year. In addition, we believe that, in spite of the uncertainty of future macroeconomic conditions, we have adequate sources of liquidity and funding available to meet our longer-term needs. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
On July 2, 2013, we completed an IPO of 23,250,000 shares of common stock. On July 31, 2013, we completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission ("SEC") on June 26, 2013. Our common shares are listed on the NASDAQ Global Select Market under the symbol “CDW.” Our common shares were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which generated aggregate net proceeds of approximately $429.5 million to us after deducting underwriting discounts, before expenses and transaction costs.
Using a portion of the net proceeds from the IPO, we paid a $24.4 million termination fee to affiliates of Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C. in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO and redeemed $175.0 million aggregate principal amount of senior secured notes due 2018. The redemption price of the senior secured notes due 2018 was 108.000% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. Following this redemption, $325.0 million aggregate principal amount of the senior secured notes due 2018 remain outstanding. In connection with this redemption, we expect to record a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations during the third quarter of 2013. This loss represents $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the senior secured notes due 2018.
On August 1, 2013, we redeemed $324.0 million aggregate principal amount of senior subordinated notes due 2017. We used a portion of the net proceeds from the IPO to redeem $146.0 million aggregate principal amount of senior subordinated notes due 2017 and incremental borrowings of $190.0 million under the senior secured term loan facility to redeem $178.0 million aggregate principal amount of senior subordinated notes due 2017. The redemption price of the senior subordinated notes due 2017 was 106.268% of the principal amount redeemed, plus $12.0 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. Following this redemption, $247.5 million aggregate principal amount of the senior subordinated notes due 2017 remain outstanding. In connection with this redemption, we expect to record a loss on extinguishment of long-term debt of $24.7 million in the consolidated statement of operations during the third quarter of 2013. This loss represents $20.3 million in redemption premium and $4.4 million for the write-off of a portion of the remaining deferred financing costs related to the senior subordinated notes due 2017.
We previously filed a claim as part of a class action settlement in a case alleging price fixing during the period of January 1, 1996 through December 31, 2006, by certain manufacturers of thin-film liquid crystal display panels. On July 13, 2013, the United Stated District Court for the Northern District of California approved distribution of the settlement proceeds, including a net payment to us of approximately $10.5 million after fees and expenses. The first of two settlement payments was received by us on July 29, 2013 in the amount of $8.5 million. The balance is expected to be received by year-end 2013.
We expect to pay a quarterly cash dividend on our common stock of $0.0425 per share, or $0.17 per annum, commencing in the fourth quarter of 2013. The payment of such dividend in the fourth quarter of 2013 and any future dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our board of directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$207.1	$304.7
Investing activities	(20.0)	(15.7)

Net change in accounts payable-inventory financing	33.3	(25.5)
Other cash flows from financing activities	(77.6)	(204.6)
Financing activities	(44.3)	(230.1)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)
Net increase in cash and cash equivalents	$141.4	$58.8
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2013 decreased $97.6 million compared to the same period of 2012, primarily driven by changes in working capital. During the six months ended June 30, 2013, accounts receivable represented a use of cash of $108.9 million compared to cash generated of $19.8 million for the prior year period. The year-over-year increase in accounts receivable driven by sales growth also reflected slower cash collections in 2013 across the business partially due to a slight deterioration in collection performance during the first six months of 2013 compared to the same period in 2012. The $19.8 million cash contribution during the six months ended June 30, 2012 reflected a continuation of working capital initiatives that drove increased cash collections during the period. During the six months ended June 30, 2013, the net cash contribution from accounts payable-trade was $253.8 million compared to $170.5 million during the same period in 2012. The increase in accounts payable-trade between years was primarily due to higher purchase volumes to support the increase in net sales. A higher mix of payables with certain vendors from whom we have more favorable payment terms and favorable timing of quarter-end payments also contributed to the increase.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	June 30,
	2013	2012
Days of sales outstanding (DSO) (1)	41	40
Days of supply in inventory (DIO) (2)	15	14
Days of purchases outstanding (DPO) (3)	(35)	(33)
Cash conversion cycle	21	21

(1)
Represents the rolling three month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.

(2)	Represents the rolling three month average of the balance of inventory at the end of the period divided by average daily cost of sales for the same three-month period.

(3)
Represents the rolling three month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of sales for the same three-month period.

The cash conversion cycle remained flat at 21 days for both June 30, 2013 and 2012. The increase in DSO was primarily driven by an increase in receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the statement of operations is recorded on a net basis. Slower collection rates during the second quarter of 2013 compared to the year ago period also contributed to the increase in DSO. The increase in DPO was primarily due to a higher mix of payables with certain vendors from whom we have more favorable payment terms and an increase in payables for third-party services, which offsets the related increase in DSO discussed above. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sales in the statement of operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. The timing of quarter-end payments also had a favorable impact on DPO at June 30, 2013. The increase in DIO was primarily due to higher purchase volumes to support the increase in net sales.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2013 increased $4.3 million compared to the same period of the prior year. Capital expenditures were $20.0 million and $15.7 million for the six months ended June 30, 2013 and 2012, respectively, primarily for improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities decreased $185.8 million during the six months ended June 30, 2013 compared to the same period in 2012. The decrease was primarily driven by debt transactions and changes in accounts payable-inventory financing, partially offset by a June 2013 payment of withholding taxes for the IPO-related settlement of MPK units. The net impact of our debt transactions resulted in cash outflows of $54.2 million and $204.3 million during the six months ended June 30, 2013 and 2012, respectively, as cash was used in each period to reduce our total long-term debt. The decrease in debt transactions was primarily attributable to a lower 2013 required prepayment related to the excess cash flow provision of the prior senior secured term loan facility. Debt transactions impacting each period presented are described below under "Long-Term Debt and Financing Arrangements." In addition, during the six months ended June 30, 2013, changes in accounts payable-inventory financing represented a cash contribution of $33.3 million compared to a $25.5 million use of cash for the six months ended June 30, 2012. The 2013 increase in accounts payable-inventory financing was primarily due to higher purchase volumes from a certain vendor to support the overall increase in net sales. The corresponding reduction in cash during the first six months of 2012 was primarily due to the termination of one of our inventory financing agreements during the first quarter of 2012. As a result of this termination, we began reporting the amounts owed for subsequent purchases as accounts payable-trade on the consolidated balance sheets and as cash flows from operating activities in the consolidated statements of cash flows.

Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	June 30, 2013	December 31, 2012
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.5%	1,346.6	1,339.5
Unamortized discount on senior secured term loan facility		(3.3)	—
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,305.0
Unamortized premium on senior notes due 2019		4.6	5.0
Senior subordinated notes due 2017	12.535%	571.5	621.5
Senior notes due 2015	—%	—	—
Total long-term debt		3,724.4	3,771.0
Less current maturities of long-term debt		(13.5)	(40.0)
Long-term debt, excluding current maturities		$3,710.9	$3,731.0
(1)Weighted-average interest rate at June 30, 2013.
At June 30, 2013, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At June 30, 2013, we had no outstanding borrowings under the Revolving Loan, $1.2 million of undrawn letters of credit and $267.4 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, we maintain a Revolving Loan inventory financing agreement with a financial intermediary. At June 30, 2013, the financial intermediary reported an outstanding balance of $258.6 million under the Revolving Loan inventory financing agreement. The total amount reported on the consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $21.9 million more than the $258.6 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $8.8 million in reserves for open orders that reduce the availability under the Revolving Loan.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. At June 30, 2013, the borrowing base was $1,098.8 million based on the amount of eligible inventory and accounts receivable balances as of May 31, 2013. We could have borrowed up to an additional $631.4 million under the Revolving Loan at June 30, 2013.
Senior Secured Term Loan Facility
On April 29, 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "Term Loan"). Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the "Prior Term Loan Facility"). In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the three and six months ended June 30, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.
The Term Loan was issued at a price of 99.75% of par, which resulted in a discount of $3.4 million. This discount is reported on the consolidated balance sheet as a reduction to the face amount of the Term Loan and is being amortized over the term of the related debt. Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25%-1.50% for ABR borrowings and 2.25%- 2.50% for LIBOR borrowings.
Unlike the Prior Term Loan Facility, the Term Loan does not include a senior secured leverage ratio requirement or a hedging requirement. Additionally, the definition of debt under the Term Loan was revised to exclude amounts outstanding under our inventory financing agreements. The Term Loan is subject to certain requirements as was the Prior Term Loan Facility to make mandatory annual excess cash flow prepayments under designated circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. The total net leverage ratio was 4.5 and 4.9 at June 30, 2013 and December 31, 2012, respectively. The total net leverage ratio at December 31, 2012 has been revised to conform to the definition in the agreement governing the Term Loan.
We are required to pay quarterly principal installments equal to $3.375 million, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At June 30, 2013, the outstanding principal amount of the Term Loan was $1,346.6 million, excluding $3.3 million in unamortized discount.
We have ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of our interest rate cap agreements was $0.2 million at June 30, 2013 and $0.1 million at December 31, 2012.
On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
See Note 13 to the accompanying unaudited interim consolidated financial statements for a description of the incremental borrowings under the Term Loan completed during the third quarter of 2013.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At June 30, 2013, the outstanding principal amount of the Senior Secured Notes was $500.0 million.
See Note 13 to the accompanying unaudited interim consolidated financial statements for a description of the partial redemption of Senior Secured Notes completed during the third quarter of 2013.
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)
At June 30, 2013 and December 31, 2012, there were no outstanding Senior Notes due 2015.
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
8.5% Senior Notes due 2019 (“Senior Notes”)
On February 17, 2012, we issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheets as an addition to the face amount of the Senior Notes and is being amortized as a reduction to interest expense over the term of the related debt. At June 30, 2013, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $4.6 million in unamortized premium. The Senior Notes mature on April 1, 2019.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At June 30, 2013, the outstanding principal amount of our Senior Subordinated Notes was $571.5 million. The Senior Subordinated Notes mature on October 12, 2017.

On March 8, 2013, we redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $3.9 million in the consolidated statement of operations for the six months ended June 30, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.
See Note 13 to the accompanying unaudited interim consolidated financial statements for a description of the partial redemption of Senior Subordinated Notes completed during the third quarter of 2013.
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	June 30, 2013	December 31, 2012
Revolving Loan inventory financing agreement	$280.5	$248.3
Other inventory financing agreements	2.0	0.9
Accounts payable-inventory financing	$282.5	$249.2
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
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At June 30, 2013 and December 31, 2012, amounts owed under other inventory financing agreements of $2.0 million and $0.9 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.
Contractual Obligations
Other than as discussed above in "Overview" and “Long-Term Debt and Financing Arrangements,” there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
As of June 30, 2013, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recent Accounting Pronouncements
Disclosure of the Effects of Reclassifications from Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, which required that the effects of significant reclassifications from accumulated other comprehensive income to net income be shown parenthetically on the face of the consolidated financial statements or disclosed in a note. The adoption of this new guidance on January 1, 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and other subsequent filings with the SEC, including but not limited to CDW Corporation's prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated as of June 26, 2013 and filed with the Securities and Exchange Commission on June 28, 2013 (Reg. No. 333-187472). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, there had been no material change in this information.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
The risk factors disclosed in the prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated as of June 26, 2013 and filed with the Securities and Exchange Commission on June 28, 2013 (Reg. No. 333-187472) are hereby incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On July 2, 2013, the Company completed an initial public offering ("IPO") of its common stock in which it issued and sold 23,250,000 shares of common stock. On July 31, 2013, the Company completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-1 (File 333-187472), which was declared effective by the SEC on June 26, 2013. The common shares are listed on the NASDAQ Global Select Market under the symbol “CDW.” The Company's common shares were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which generated aggregate net proceeds of approximately $424.5 million to the Company after deducting $29.9 million in underwriting discounts, and a reasonable estimate of expenses and transaction costs. Using a portion of the net proceeds from the IPO, the Company paid a $24.4 million termination fee to affiliates of Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C. in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO, redeemed $175.0 million aggregate principal amount of senior secured notes due 2018, and redeemed $146.0 million aggregate principal amount of senior subordinated notes due 2017. The redemption price of the senior secured notes due 2018 was 108.000% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. The redemption price of the senior subordinated notes due 2017 was 106.268% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. Proceeds from the overallotment option exercise will be used for general corporate purposes.

 J.P. Morgan Securities LLC, Barclays Capital Inc. and Goldman, Sachs & Co. acted as joint book-running managers of the IPO and as representatives of the underwriters. Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC acted as additional book-running managers in the IPO. Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., William Blair & Company, L.L.C., Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated, Loop Capital Markets LLC and The Williams Capital Group, L.P. acted as managing underwriters in the IPO.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our bylaws, as amended and restated on June 13, 2013, establish an advance notice procedure for nominations by stockholders of candidates for election as directors. Subject to any other applicable requirements, including, without limitation, Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), nominations of persons for election to our Board may be made at an annual meeting of stockholders or a special meeting (provided that our Board has determined that directors are to be elected at such special meeting) by any stockholder of record who was a stockholder of record at the time of the giving of notice for the meeting and at the time of the meeting, who is entitled to vote at the meeting and who has complied with our notice procedures.
For nominations to be properly brought before a meeting by a stockholder:

•	the stockholder must have given timely notice in writing to our Corporate Secretary;

•
the stockholder and any beneficial owner of shares held by the stockholder must have acted in accordance with certain representations set forth in a nomination solicitation statement required by our bylaws; and

•
if the stockholder, or the beneficial owner on whose behalf any such nomination is made, has provided us with a stockholder notice (as described below), such stockholder or beneficial owner must have delivered a proxy statement and form of proxy to holders of a percentage of our voting shares reasonably believed by such stockholder or beneficial holder to be sufficient to elect the nominee or nominees proposed to be nominated by such stockholder.

To be timely in the case of an annual meeting, a stockholder's notice must be delivered to our Corporate Secretary at our principal executive offices not less than 90 nor more than 120 days prior to the first anniversary of the preceding year's annual meeting of stockholders. However, if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year's annual meeting, or if no annual meeting was held in the preceding year, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the tenth day following the day on which public announcement of the date of such meeting is first made. To be timely in the case of a special meeting, a stockholder's notice must be delivered to our Corporate Secretary not more than 120 days prior to such special meeting and not later than the close of business on the later of (i) the 90th day prior to such special meeting or (ii) the tenth day following the day on which public announcement of the date of such meeting is first made.
A stockholder's notice must set forth:

•
as to each person that the stockholder proposes to nominate for election or reelection as a director, all information relating to such person as would be required to be disclosed in the solicitation of proxies or consents for the election of such nominees as directors pursuant to Regulation 14A under the Exchange Act and such person's written consent to serve as a director if elected, as well as any other information required by the SEC's proxy rules in a contested election;

•	as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made;

•	the name and address of such stockholder, as they appear on our books, and of such beneficial owner;

•
the class or series and number of shares of our common stock that are owned beneficially and of record by such stockholder and such beneficial owner, including any derivative positions of the stockholder;

•
information with respect to persons or entities affiliated with the stockholder and any arrangements between such stockholder or such beneficial owner and the nominee and any other person or entities pursuant to which the nomination is to be made by such stockholder; and

•
whether either such stockholder or beneficial owner intends to deliver a proxy statement and/or form of proxy to holders of a sufficient number of holders of our voting shares reasonably believed by such stockholder or beneficial owner to elect such nominee or nominees (an affirmative statement of such intent).

In the event that the number of directors to be elected to our Board is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board made by us at least ten days prior to the last day a stockholder may deliver a notice of nomination under our bylaws, a stockholder's notice required by our bylaws also will be considered timely, but only with respect to nominees for any new positions created by such increase, if it is received by our Corporate Secretary at the principal executive offices not later than the close of business on the tenth day following the day on which such public announcement is first made by us.
The preceding five paragraphs are intended to summarize the provisions of our bylaws addressing the procedures by which stockholders may recommend nominees to our Board. These summaries are qualified in their entirety by reference to those bylaws, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description
3.1
Fifth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

3.2
Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.1
Term Loan Agreement, dated as of April 29, 2013, by and among CDW LLC, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the joint lead arrangers, joint bookrunners, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on May 1, 2013 and incorporated herein by reference.

10.2
First Amendment to Term Loan Agreement, dated as of May 30, 2013, by and among CDW LLC, the lenders from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent, previously filed as Exhibit 10.3 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.3
Second Amended and Restated Guarantee and Collateral Agreement, dated April 29, 2013, by and among CDW LLC, the guarantors party thereto and Barclays Bank PLC, as collateral agent, previously filed as Exhibit 10.2 with CDW Corporation's Form 8-K filed on May 1, 2013 and incorporated herein by reference.

10.4
Termination Agreement, dated as of June 12, 2013, by and among CDW Corporation, Madison Dearborn Partners V-B, L.P. and Providence Equity Partners L.L.C., previously filed as Exhibit 10.6 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.5
Form of Indemnification Agreement by and between CDW Corporation and its directors and officers, previously filed as Exhibit 10.32 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.6
Stockholders Agreement, dated as of June 10, 2013, by and among CDW Corporation, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P. and the other securityholders party thereto, previously filed as Exhibit 10.33 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.7
CDW Corporation 2013 Senior Management Incentive Plan, previously filed as Exhibit 10.34 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.8
CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.35 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.9
CDW Corporation Coworker Stock Purchase Plan, previously filed as Exhibit 10.36 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.10
Form of CDW Corporation Option Award Notice and Stock Option Agreement (to be executed by Thomas E. Richards), previously filed as Exhibit 10.37 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.11
Form of CDW Corporation Option Award Notice and Stock Option Agreement (to be executed by Neal J. Campbell and Christina M. Corley), previously filed as Exhibit 10.38 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.12
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Thomas E. Richards, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler).

10.13	Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka).

10.14
CDW Amended and Restated Restricted Debt Unit Plan, previously filed as Exhibit 10.41 with CDW Corporation's Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

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

CDW CORPORATION

Date:	August 12, 2013	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)