Form 10-Q
period 2013-09-30
CDW Corp
filed 2013-11-07
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No
As of November 6, 2013, there were 171,957,419 common shares, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	September 30, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$350.2	$37.9
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.4, respectively	1,310.6	1,285.0
Merchandise inventory	353.8	314.6
Miscellaneous receivables	197.1	148.5
Deferred income taxes	10.9	14.1
Prepaid expenses and other	63.1	34.6
Total current assets	2,285.7	1,834.7
Property and equipment, net	129.6	142.7
Goodwill	2,222.9	2,209.3
Other intangible assets, net	1,365.5	1,478.5
Deferred financing costs, net	33.7	53.2
Other assets	1.4	1.6
Total assets	$6,038.8	$5,720.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$672.6	$518.6
Accounts payable—inventory financing	225.2	249.2
Current maturities of long-term debt	170.4	40.0
Deferred revenue	82.5	57.8
Accrued expenses:
Compensation	93.6	99.4
Interest	78.4	50.7
Sales taxes	23.3	22.6
Advertising	34.4	33.9
Income taxes	—	0.2
Other	116.1	95.8
Total current liabilities	1,496.5	1,168.2
Long-term liabilities:
Debt	3,239.7	3,731.0
Deferred income taxes	599.4	624.3
Accrued interest	2.5	8.0
Other liabilities	40.9	52.0
Total long-term liabilities	3,882.5	4,415.3
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 and no shares authorized, respectively; no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 and 286.1 shares authorized, respectively; 172.0 and 145.2 shares issued, respectively; 172.0 and 145.1 shares outstanding, respectively	1.7	1.4
Paid-in capital	2,685.8	2,207.7
Accumulated deficit	(2,024.4)	(2,073.0)
Accumulated other comprehensive (loss) income	(3.3)	0.4
Total shareholders’ equity	659.8	136.5
Total liabilities and shareholders’ equity	$6,038.8	$5,720.0
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$2,864.3	$2,623.3	$8,055.3	$7,527.2
Cost of sales	2,405.9	2,190.6	6,743.3	6,283.0
Gross profit	458.4	432.7	1,312.0	1,244.2
Selling and administrative expenses	332.4	257.0	850.3	768.1
Advertising expense	33.1	36.0	95.1	96.4
Income from operations	92.9	139.7	366.6	379.7
Interest expense, net	(56.2)	(76.7)	(198.6)	(232.5)
Net loss on extinguishments of long-term debt	(41.3)	—	(55.5)	(9.4)
Other (expense) income, net	(0.2)	0.2	0.4	0.2
(Loss) income before income taxes	(4.8)	63.2	112.9	138.0
Income tax benefit (expense)	2.6	(25.2)	(40.1)	(52.3)
Net (loss) income	$(2.2)	$38.0	$72.8	$85.7

Net (loss) income per common share:
Basic	$(0.01)	$0.26	$0.48	$0.59
Diluted	$(0.01)	$0.26	$0.47	$0.59

Weighted-average number of common shares outstanding:
Basic	166.8	145.1	152.5	145.0
Diluted	166.8	145.9	154.3	145.8
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(2.2)	$38.0	$72.8	$85.7
Foreign currency translation adjustment	2.0	3.1	(3.7)	3.4
Other comprehensive income (loss)	$2.0	$3.1	$(3.7)	$3.4
Comprehensive (loss) income	$(0.2)	$41.1	$69.1	$89.1
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Total Shareholders’ Equity	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$136.5	$—	$1.4	$2,207.7	$(2,073.0)	$0.4
Equity-based compensation expense	44.3	—	—	44.3	—	—
Issuance of common shares	424.7	—	0.3	424.4	—	—
Repurchase of common shares	(0.1)	—	—	—	(0.1)	—
Reclassification to goodwill for accrued charitable contributions	9.4	—	—	9.4	—	—
Incentive compensation plan units withheld for taxes	(24.1)	—	—	—	(24.1)	—
Net income	72.8	—	—	—	72.8	—
Foreign currency translation adjustment	(3.7)	—	—	—	—	(3.7)
Balance at September 30, 2013	$659.8	$—	$1.7	$2,685.8	$(2,024.4)	$(3.3)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$72.8	$85.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.3	159.1
Equity-based compensation expense	44.3	18.0
Deferred income taxes	(21.3)	(48.1)
Amortization of deferred financing costs, debt premium, and debt discount, net	7.1	10.8
Net loss on extinguishments of long-term debt	55.5	9.4
Other	0.1	0.9
Changes in assets and liabilities:
Accounts receivable	(27.9)	(20.3)
Merchandise inventory	(39.2)	(25.1)
Other assets	(72.2)	(43.2)
Accounts payable-trade	154.8	172.7
Other current liabilities	47.0	47.1
Long-term liabilities	(6.5)	0.1
Net cash provided by operating activities	370.8	367.1
Cash flows from investing activities:
Capital expenditures	(30.5)	(25.4)
Net cash used in investing activities	(30.5)	(25.4)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	63.0	256.0
Repayments of borrowings under revolving credit facility	(63.0)	(256.0)
Repayments of long-term debt	(47.2)	(201.0)
Proceeds from issuance of long-term debt	1,535.2	135.7
Payments to extinguish long-term debt	(1,885.9)	(136.9)
Payments of debt financing costs	(6.0)	(2.1)
Net change in accounts payable-inventory financing	(24.0)	(44.6)
Payment of incentive compensation plan withholding taxes	(24.1)	—
Net proceeds from issuance of common shares	424.7	—
Repurchase of common shares	(0.1)	(0.4)
Net cash used in financing activities	(27.4)	(249.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.7
Net increase in cash and cash equivalents	312.3	93.1
Cash and cash equivalents—beginning of period	37.9	99.9
Cash and cash equivalents—end of period	$350.2	$193.0
Supplementary disclosure of cash flow information:
Interest paid	$(169.5)	$(165.6)
Taxes paid, net	$(64.3)	$(81.9)
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 ("consolidated financial statements") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 ("December 31, 2012 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2012 financial statements, except as disclosed in Note 2. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
CDW Corporation ("Parent") was previously owned directly by CDW Holdings LLC ("CDW Holdings"), a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC ("Madison Dearborn") and Providence Equity Partners, L.L.C. ("Providence Equity," and together with Madison Dearborn, the "Sponsors"), certain other co-investors and certain members of CDW management. On July 2, 2013, Parent completed an initial public offering ("IPO") of its common stock. During June 2013, in connection with the IPO, CDW Holdings distributed all of its shares of Parent's common stock to its members in accordance with their respective membership interests. See Note 6 for additional discussion of the IPO.
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
The notes to the consolidated financial statements contained in the December 31, 2012 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2013.
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	September 30, 2013	December 31, 2012
Revolving Loan inventory financing agreement	$223.7	$248.3
Other inventory financing agreements	1.5	0.9
Accounts payable-inventory financing	$225.2	$249.2
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
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At September 30, 2013 and December 31, 2012, amounts owed under other inventory financing agreements of $1.5 million and $0.9 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	September 30, 2013	December 31, 2012
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.5%	1,532.8	1,339.5
Unamortized discount on senior secured term loan facility		(4.6)	—
Senior secured notes due 2018	8.0%	325.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,305.0
Unamortized premium on senior notes due 2019		4.4	5.0
Senior subordinated notes due 2017	12.535%	247.5	621.5
Total long-term debt		3,410.1	3,771.0
Less current maturities of long-term debt		(170.4)	(40.0)
Long-term debt, excluding current maturities		$3,239.7	$3,731.0
(1)Interest rate at September 30, 2013.
At September 30, 2013, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At September 30, 2013, the Company had no outstanding borrowings under the Revolving Loan, $1.2 million of undrawn letters of credit and $222.0 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, the Company maintains a Revolving Loan inventory financing agreement with a financial intermediary. At September 30, 2013, the financial intermediary reported an outstanding balance of $214.3 million under the Revolving Loan inventory financing agreement. The total amount reported on the Company's consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $9.4 million more than the $214.3 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $7.7 million in reserves for open orders that reduce the availability under the Revolving Loan.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. At September 30, 2013, the borrowing base was $1,108.2 million based on the amount of eligible inventory and accounts receivable balances as of August 31, 2013. The Company could have borrowed up to an additional $676.8 million under the Revolving Loan at September 30, 2013.
Senior Secured Term Loan Facility
On April 29, 2013, the Company entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "Term Loan"). The Term Loan was issued at a price of 99.75% of par, which resulted in a discount of $3.4 million. Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the "Prior Term Loan Facility"). In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the nine months ended September 30, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.
On July 31, 2013, the Company borrowed an additional $190.0 million aggregate principal amount under the Term Loan at a price of 99.25% of par, which resulted in a discount of $1.4 million. The discounts are reported on the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consolidated balance sheet as a reduction to the face amount of the Term Loan and are being amortized to interest expense over the term of the related debt.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25%-1.50% for ABR borrowings and 2.25%- 2.50% for LIBOR borrowings. An interest rate of LIBOR plus 2.50% was in effect during the three-month period ended September 30, 2013. LIBOR margin will decrease to 2.25% during the fourth quarter of 2013 due to the decline in total net leverage ratio to below 4.0 as discussed below.
Unlike the Prior Term Loan Facility, the Term Loan does not include a senior secured leverage ratio requirement or a hedging requirement. Additionally, the definition of debt under the Term Loan was revised to exclude amounts outstanding under the Company's inventory financing agreements. The Term Loan is subject to certain requirements as was the Prior Term Loan Facility to make mandatory annual excess cash flow prepayments under designated circumstances, including (i) a prepayment in an amount equal to 50% of the Company's excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5) and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries. The total net leverage ratio was 3.8 at September 30, 2013.
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At September 30, 2013, the outstanding principal amount of the Term Loan was $1,532.8 million, excluding $4.6 million in unamortized discount.
The Company has ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle the Company to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of the Company's interest rate cap agreements was zero at September 30, 2013 and $0.1 million at December 31, 2012.
On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At September 30, 2013, the outstanding principal amount of the Senior Secured Notes was $325.0 million.
On July 2, 2013, the Company used a portion of the net proceeds from the IPO to redeem $175.0 million aggregate principal amount of Senior Secured Notes. The redemption price of the Senior Secured Notes was 108.0% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statements of operations for the three and nine months ended September 30, 2013. This loss represented $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Secured Notes.
8.5% Senior Notes due 2019 (“Senior Notes”)
At September 30, 2013, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $4.4 million in unamortized premium. The Senior Notes mature on April 1, 2019.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At September 30, 2013, the outstanding principal amount of Senior Subordinated Notes was $247.5 million. The Senior Subordinated Notes mature on October 12, 2017.
On August 1, 2013, the Company redeemed $324.0 million aggregate principal amount of Senior Subordinated Notes. The Company used a portion of the net proceeds from the IPO to redeem $146.0 million aggregate principal amount of Senior Subordinated Notes and incremental borrowings of $190.0 million under the Term Loan to redeem $178.0 million aggregate principal amount of Senior Subordinated Notes. The redemption price of the Senior Subordinated Notes was 106.268% of the principal amount redeemed, plus $12.0 million of accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statements of operations for the three and nine months ended September 30, 2013. This loss represented $20.3 million in redemption premium and $4.3 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On March 8, 2013, the Company redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $3.9 million in the Company's consolidated statement of operations for the nine months ended September 30, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.
See Note 13 for a description of the $155.0 million redemption of Senior Subordinated Notes completed during the fourth quarter of 2013.
Fair Value
The fair value of the Company's long-term debt instruments at September 30, 2013 was $3,554.1 million. The fair value of the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At September 30, 2013, the carrying value of the Company's long-term debt was $3,410.3 million, excluding $4.4 million in unamortized premium and $4.6 million in unamortized discount.

5.	Income Taxes
The Company's effective income tax rate was 54.6% and 39.8% for the three months ended September 30, 2013 and 2012, respectively, and 35.5% and 37.9% for the nine months ended September 30, 2013 and 2012, respectively.
For the three months ended September 30, 2013, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes and the benefit recorded to reflect a reduction in the Company’s expected annual effective tax rate relative to a small pre-tax loss. The effective tax rate for the three months ended September 30, 2012 differed from the U.S. federal statutory rate primarily due to state income taxes and non-deductible expenses, primarily equity-based compensation and meals and entertainment.
For the nine months ended September 30, 2013 and 2012, respectively, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to non-deductible equity-based compensation and meals and entertainment expenses. The decrease in the effective rate for the nine months ended September 30, 2013 compared to the same period in 2012 is primarily attributable to lower non-deductible expenses.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

6.	Shareholders' Equity
On July 2, 2013, the Company completed an IPO of 23,250,000 shares of common stock. On July 31, 2013, the Company completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-1, which was declared effective by the SEC on June 26, 2013. The common shares are listed on the NASDAQ Global Select Market under the symbol “CDW.” The Company's common shares were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which generated aggregate net proceeds of $424.7 million to the Company after deducting underwriting discounts, expenses and transaction costs. The following pre-tax IPO related expenses were included within selling and administrative expenses in the consolidated statements of operations during 2013:

(in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Acceleration charge for certain equity awards and related employer payroll taxes(1)	$40.7	$40.7
RDU Plan cash retention pool accrual(2)	7.5	7.5
Management services agreement termination fee(3)	24.4	24.4
Other expenses	1.5	1.7
Total IPO related expenses	$74.1	$74.3
(1)See Note 7 for additional discussion of the impact of the IPO on the Company's equity awards.
(2)See Note 9 for additional discussion of this transaction.
(3)Represents the payment of a termination fee to affiliates of the Sponsors in connection with the termination of the management services agreement with such entities.
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
In June 2013, the Company amended and restated its certificate of incorporation to authorize the issuance of 100,000,000 shares of preferred stock with a par value of $0.01. No shares of preferred stock have been issued or are outstanding as of September 30, 2013. Additionally, the amended and restated certificate of incorporation increased the number of authorized common shares to 1,000,000,000.

7.	Equity-Based Compensation
The Company recognized $40.3 million and $6.5 million in equity-based compensation expense for the three months ended September 30, 2013 and 2012, respectively, and $44.3 million and $18.0 million in equity-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. Equity-based compensation expense for the three and nine months ended September 30, 2013 included incremental expense of $36.7 million related to the acceleration of the expense recognition for MPK units as discussed below.
In June 2013, the Company adopted the 2013 Long-Term Incentive Plan (the "2013 LTIP"). The 2013 LTIP provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 11,700,000 shares of the Company's common stock, in addition to the 3,798,508 shares of restricted stock granted in exchange for unvested B Units in connection with the Company's IPO, as discussed below.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 2, 2013, the Company completed an IPO of its common shares. In connection with the IPO, CDW Holdings distributed all of its shares of the Company's common stock to its existing members in accordance with their respective membership interests. Common stock received by holders of B Units in connection with the distribution is subject to any vesting provisions previously applicable to the holder's B Units. B Unit holders received 3,798,508 shares of restricted stock with respect to B Units that had not yet vested at the time of the distribution. As of September 30, 2013, 3,185,396 shares of restricted stock were outstanding and related unrecognized compensation cost of $5.5 million is expected to be recognized over the next 2.5 years.
In addition, the Company issued 1,268,986 stock options to the B Unit holders to preserve their fully-diluted equity ownership percentage. These options were issued with a per-share exercise price equal to the IPO price of $17.00 and are also subject to the same vesting provisions as the B Units to which they relate. The Company also granted 19,412 stock options under the 2013 LTIP. As of September 30, 2013, there were 1,288,398 options outstanding with a weighted-average grant-date fair value of $4.75 per option and related unrecognized compensation cost of $4.5 million is expected to be recognized over the next 3.8 years.
Under the terms of the MPK Incentive Plan II (the "MPK Plan"), vesting accelerated for all unvested units upon completion of the IPO. The Company recorded a pre-tax charge of $36.7 million for compensation expense related to the acceleration of the expense recognition for MPK Plan units in the three-months ended September 30, 2013. In connection with the completion of the IPO, the Company distributed common stock to each participant and withheld the number of shares of common stock equal to the required tax withholding for each participant. The Company paid required withholding taxes of $24.0 million to federal, state and foreign taxing authorities. This amount is reported as a financing activity in the consolidated statement of cash flows and as an increase to accumulated deficit in the consolidated statement of shareholders' equity for the nine months ended September 30, 2013. In addition, the Company paid $4.0 million of employer payroll taxes that are included as an operating activity in the consolidated statement of cash flows for the nine months ended September 30, 2013.
In connection with a 2007 business combination, the Company agreed with a significant selling shareholder to establish the MPK Plan and to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). The contributions of these amounts are due by March 15 of the calendar year following the year in which the Company realizes the benefits of the deductions. This arrangement has been accounted for as contingent consideration. Pre-2009 business combinations were accounted for under a former accounting standard which, among other aspects, did not require the recognition of certain contingent consideration as of the business combination date. Instead, under the former accounting standard, contingent consideration is accounted for as additional purchase price (goodwill) at the time the contingency is resolved. As of September 30, 2013, the Company has accrued approximately $21 million related to this arrangement within other current liabilities, as the Company expects to realize the tax benefit of the compensation deductions in 2013. The Company expects to make the related cash contribution during the first quarter of 2014.
In connection with the IPO, the Company granted 1,416,543 restricted stock units under the 2013 LTIP at a weighted-average grant-date fair value of $17.00 per unit. The restricted stock units granted cliff-vest at the end of four years. As of September 30, 2013, 1,390,816 restricted stock units were outstanding and related unrecognized compensation cost of $17.4 million is expected to be recognized over the next 3.8 years.

8.	Earnings per Share

The numerator for both basic and diluted earnings per share is net income. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding restricted stock, restricted stock units, stock options and MPK Plan units is reflected in the denominator for diluted earnings per share using the treasury stock method.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Weighted-average shares - basic	166.8	145.1	152.5	145.0
Effect of dilutive securities	—	0.8	1.8	0.8
Weighted-average shares - diluted	166.8	145.9	154.3	145.8

There were 6.3 million and 0.1 million potential common shares excluded from diluted earnings per share for the three- and nine-month periods ended September 30, 2013, respectively, as their inclusion would have had an anti-dilutive effect. There were no potential common shares excluded from diluted earnings per share for both the three- and nine-month periods ended September 30, 2012.

9.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company's purchase of $28.5 million principal amount of its outstanding senior subordinated debt, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of September 30, 2013, 28,500 RDUs were outstanding. RDUs that are outstanding vest daily on a pro rata basis over the three-year period from January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014.
The total amount of compensation available to be paid under the RDU Plan is based on two components, a principal component and an interest component. Participants have no rights to the underlying debt. The principal component credits the RDU Plan with an amount equal to the $28.5 million face value of the Senior Subordinated Notes (the “Debt Pool”), together with certain redemption premium equivalents as discussed below. Payment of the principal component of the RDU Plan is expected to be made on October 12, 2017, unless accelerated due to a sale of the Company. By December 31, 2014, amounts accrued under the RDU Plan are expected to equal the present value of the principal component, plus any accrued unpaid interest thereon. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the Debt Pool from March 10, 2010 through maturity on October 12, 2017 as discussed below. Interest amounts for 2010 and 2011 were deferred until 2012, and thereafter, interest amounts were paid to participants semi-annually on the interest payment due dates. Payments totaling $1.7 million were made to participants under the RDU Plan in April 2013 in connection with the semi-annual interest payment due.
The Company used a portion of the IPO proceeds together with incremental borrowings to redeem $324.0 million of the total Senior Subordinated Notes outstanding on August 1, 2013. In accordance with the terms of the RDU Plan, upon redemption of Senior Subordinated Notes, the RDUs cease to accrue the related interest component credits. The Company expects to give participants the opportunity to share on a pro rata basis in cash retention pools that will be payable to participants who satisfy certain retention requirements. The aggregate amount of the retention pools was determined based on the amount of interest component credits that would have been allocated to the RDU Plan if the Senior Subordinated Notes remained outstanding through maturity. The Company recorded a pre-tax charge of $7.5 million in the three months ended September 30, 2013 for payment of the first cash retention pool. In addition, the Company added $1.3 million to the principal component in the three months ended September 30, 2013 as a redemption premium equivalent in accordance with the terms of the RDU plan. Unrecognized compensation expense as of September 30, 2013 of approximately $11 million is expected to be recognized through 2014 and approximately $7 million in 2015 through 2017. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $10.4 million and $2.1 million related to the RDU Plan was recognized for the three months ended September 30, 2013 and 2012, respectively, and $14.7 million and $6.3 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, the Company had $21.0 million and $15.5 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
As of September 30, 2013, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
The Company previously filed a claim as part of a class action settlement in a case alleging price fixing during the period of January 1, 1996 through December 31, 2006, by certain manufacturers of thin-film liquid crystal display panels. On July 13, 2013, the United Stated District Court for the Northern District of California approved distribution of the settlement proceeds, including a net payment to the Company of $10.4 million after fees and expenses. The Company has recognized a pre-tax benefit of $10.4 million within selling and administrative expenses in the consolidated statements of operations for the three-and nine-months ended September 30, 2013. The first of two settlement payments was received by the Company on July 29, 2013 in the amount of $8.5 million. The balance is expected to be received by year-end 2013.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Selected Segment Financial Information
The following table presents information about the Company’s segments for the three and nine months ended September 30, 2013 and 2012:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended September 30, 2013:
Net sales	$1,465.8	$1,244.6	$153.9	$—	$2,864.3
Income (loss) from operations	63.2	71.1	3.7	(45.1)	92.9
Depreciation and amortization expense	(24.3)	(11.0)	(2.1)	(14.6)	(52.0)

Three Months Ended September 30, 2012:
Net sales	$1,312.8	$1,163.7	$146.8	$—	$2,623.3
Income (loss) from operations	79.2	81.1	5.6	(26.2)	139.7
Depreciation and amortization expense	(24.4)	(11.0)	(2.3)	(15.7)	(53.4)

Nine Months Ended September 30, 2013:
Net sales	$4,407.1	$3,174.0	$474.2	$—	$8,055.3
Income (loss) from operations	260.5	185.8	18.6	(98.3)	366.6
Depreciation and amortization expense	(73.1)	(33.1)	(6.6)	(43.5)	(156.3)

Nine Months Ended September 30, 2012:
Net sales	$4,070.0	$3,021.7	$435.5	$—	$7,527.2
Income (loss) from operations	256.3	189.2	13.2	(79.0)	379.7
Depreciation and amortization expense	(73.1)	(33.0)	(7.0)	(46.0)	(159.1)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Supplemental Guarantor Information
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
The following tables set forth condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$329.4	$—	$27.7	$—	$(6.9)	$350.2
Accounts receivable, net	—	—	1,255.6	55.0	—	—	1,310.6
Merchandise inventory	—	—	351.1	2.7	—	—	353.8
Miscellaneous receivables	—	78.2	111.8	7.1	—	—	197.1
Deferred income taxes	—	8.5	2.5	(0.1)	—	—	10.9
Prepaid expenses and other	—	14.2	48.3	0.6	—	—	63.1
Total current assets	—	430.3	1,769.3	93.0	—	(6.9)	2,285.7

Property and equipment, net	—	68.4	59.2	2.0	—	—	129.6
Goodwill	—	752.1	1,440.4	30.4	—	—	2,222.9
Other intangible assets, net	—	340.7	1,017.6	7.2	—	—	1,365.5
Deferred financing costs, net	—	33.7	—	—	—	—	33.7
Other assets	5.0	1.5	—	0.6	—	(5.7)	1.4
Investment from and advances to subsidiaries	654.8	2,877.3	—	—	—	(3,532.1)	—
Total assets	$659.8	$4,504.0	$4,286.5	$133.2	$—	$(3,544.7)	$6,038.8

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable—trade	$—	$21.4	$635.0	$23.1	$—	$(6.9)	$672.6
Accounts payable—inventory financing	—	—	225.2	—	—	—	225.2
Current maturities of long-term debt	—	170.4	—	—	—	—	170.4
Deferred revenue	—	—	81.9	0.6	—	—	82.5
Accrued expenses	—	183.8	155.0	7.0	—	—	345.8
Total current liabilities	—	375.6	1,097.1	30.7	—	(6.9)	1,496.5

Long-term liabilities:
Debt	—	3,239.7	—	—	—	—	3,239.7
Deferred income taxes	—	194.9	407.8	1.7	—	(5.0)	599.4
Accrued interest	—	2.5	—	—	—	—	2.5
Other liabilities	—	36.5	3.6	1.5	—	(0.7)	40.9
Total long-term liabilities	—	3,473.6	411.4	3.2	—	(5.7)	3,882.5

Total shareholders’ equity	659.8	654.8	2,778.0	99.3	—	(3,532.1)	659.8
Total liabilities and shareholders’ equity	$659.8	$4,504.0	$4,286.5	$133.2	$—	$(3,544.7)	$6,038.8

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,753.4	$110.9	$—	$—	$2,864.3
Cost of sales	—	—	2,309.0	96.9	—	—	2,405.9
Gross profit	—	—	444.4	14.0	—	—	458.4
Selling and administrative expenses	24.4	20.6	278.6	8.8	—	—	332.4
Advertising expense	—	—	31.9	1.2	—	—	33.1
(Loss) income from operations	(24.4)	(20.6)	133.9	4.0	—	—	92.9
Interest (expense) income, net	—	(56.4)	0.2	—	—	—	(56.2)
Net loss on extinguishments of long-term debt	—	(41.3)	—	—	—	—	(41.3)
Management fee	—	1.0	—	(1.0)	—	—	—
Other (expense) income, net	—	(0.4)	0.2	—	—	—	(0.2)
(Loss) income before income taxes	(24.4)	(117.7)	134.3	3.0	—	—	(4.8)
Income tax benefit (expense)	9.2	43.6	(49.4)	(0.8)	—	—	2.6
(Loss) income before equity in earnings of subsidiaries	(15.2)	(74.1)	84.9	2.2	—	—	(2.2)
Equity in earnings of subsidiaries	13.0	87.1	—	—	—	(100.1)	—
Net (loss) income	$(2.2)	$13.0	$84.9	$2.2	$—	$(100.1)	$(2.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended September 30, 2012
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Nine Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$7,705.2	$350.1	$—	$—	$8,055.3
Cost of sales	—	—	6,436.5	306.8	—	—	6,743.3
Gross profit	—	—	1,268.7	43.3	—	—	1,312.0
Selling and administrative expenses	24.4	73.9	725.4	26.6	—	—	850.3
Advertising expense	—	—	92.0	3.1	—	—	95.1
(Loss) income from operations	(24.4)	(73.9)	451.3	13.6	—	—	366.6
Interest (expense) income, net	—	(199.0)	0.2	0.2	—	—	(198.6)
Net loss on extinguishments of long-term debt	—	(55.5)	—	—	—	—	(55.5)
Management fee	—	3.4	—	(3.4)	—	—	—
Other (expense) income, net	—	(0.5)	0.6	0.3	—	—	0.4
(Loss) income before income taxes	(24.4)	(325.5)	452.1	10.7	—	—	112.9
Income tax benefit (expense)	9.2	121.0	(167.8)	(2.5)	—	—	(40.1)
(Loss) income before equity in earnings of subsidiaries	(15.2)	(204.5)	284.3	8.2	—	—	72.8
Equity in earnings of subsidiaries	88.0	292.5	—	—	—	(380.5)	—
Net income	$72.8	$88.0	$284.3	$8.2	$—	$(380.5)	$72.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Nine Months Ended September 30, 2012
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive (loss) income	$(0.2)	$15.0	$84.9	$4.2	$—	$(104.1)	$(0.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$41.1	$41.1	$103.1	$6.0	$—	$(150.2)	$41.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$69.1	$84.2	$284.3	$4.5	$—	$(373.0)	$69.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$89.1	$89.1	$272.3	$11.2	$—	$(372.6)	$89.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(15.2)	$(71.5)	$425.5	$19.0	$—	$13.0	$370.8
Cash flows from investing activities:
Capital expenditures	—	(27.2)	(3.2)	(0.1)	—	—	(30.5)
Net cash used in investing activities	—	(27.2)	(3.2)	(0.1)	—	—	(30.5)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0	—	—	—	—	63.0
Repayments of borrowings under revolving credit facility	—	(63.0)	—	—	—	—	(63.0)
Repayments of long-term debt	—	(47.2)	—	—	—	—	(47.2)
Proceeds from issuance of long-term debt	—	1,535.2	—	—	—	—	1,535.2
Payments to extinguish long-term debt	—	(1,885.9)	—	—	—	—	(1,885.9)
Net change in accounts payable-inventory financing	—	—	(24.0)	—	—	—	(24.0)
Payment of incentive compensation plan withholding taxes	—	(4.0)	(19.6)	(0.5)	—	—	(24.1)
Net proceeds from issuance of common shares	424.7	—	—	—	—	—	424.7
Advances (to) from affiliates	(409.5)	788.1	(378.7)	0.1	—	—	—
Other financing activities	—	(6.1)	—	—	—	—	(6.1)
Net cash provided by (used in) financing activities	15.2	380.1	(422.3)	(0.4)	—	—	(27.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	—	(0.6)
Net increase in cash and cash equivalents	—	281.4	—	17.9	—	13.0	312.3
Cash and cash equivalents—beginning of period	—	48.0	—	9.8	—	(19.9)	37.9
Cash and cash equivalents—end of period	$—	$329.4	$—	$27.7	$—	$(6.9)	$350.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012
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
On October 18, 2013, the Company redeemed $155.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed plus $0.2 million in accrued and unpaid interest to the date of redemption. Following this redemption, $92.5 million aggregate principal amount of the Senior Subordinated Notes remain outstanding. In connection with this redemption, the Company expects to record a loss on extinguishment of long-term debt of $8.5 million in the consolidated statement of operations during the fourth quarter of 2013. This loss represents $6.5 million in redemption premium and $2.0 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On November 1, 2013, the Company announced that its board of directors declared a cash dividend on the Company's common stock of $0.0425 per common share. The dividend will be paid on December 2, 2013 to all shareholders of record as of the close of business on November 15, 2013. Future dividends will be subject to the approval of the Company's board of directors.

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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 10%, 10% and 11% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. The recent federal government shutdown impacted approximately 25% of fourth quarter selling days. While its ultimate impacts are uncertain, the federal government shutdown will likely have a negative impact on fourth quarter Public segment results.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. In the second quarter of 2012, we began to see customers take a more cautious approach to spending as increased macroeconomic uncertainty impacted decision-making and led to some customers delaying purchases. While we are beginning to see improvements in operating results for certain sales channels, we will continue to closely monitor macroeconomic conditions for the remainder of 2013. Uncertainties related to the potential impacts of the federal government shutdown and budget negotiations, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

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

On July 2, 2013, we completed an initial public offering ("IPO") of 23,250,000 shares of common stock. On July 31, 2013, we completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. The consolidated statements of operations for the three and nine months ended September 30, 2013 included pre-tax IPO related expenses of $74.1 million and $74.3 million, respectively. See Note 6 of the accompanying unaudited interim consolidated financial statements for additional discussion of our IPO.

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

Non-GAAP net income, EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that non-GAAP net income, EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements. See “Results of Operations” for the definition of non-GAAP net income and Adjusted EBITDA and a reconciliation of each to net income (loss).

The results of certain key business metrics are as follows:

(dollars in millions)	Three months ended September 30,
	2013	2012
Net sales	$2,864.3	$2,623.3
Gross profit	458.4	432.7
Income from operations	92.9	139.7
Net (loss) income	(2.2)	38.0
Non-GAAP net income	85.2	68.9
Adjusted EBITDA	216.1	204.6
Average daily sales	44.8	41.6
Net debt (defined as total debt minus cash and cash equivalents)	3,059.9	3,678.2
Cash conversion cycle (in days)	21	22
Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,864.3	100.0%	$2,623.3	100.0%
Cost of sales	2,405.9	84.0	2,190.6	83.5
Gross profit	458.4	16.0	432.7	16.5
Selling and administrative expenses	332.4	11.6	257.0	9.8
Advertising expense	33.1	1.2	36.0	1.4
Income from operations	92.9	3.2	139.7	5.3
Interest expense, net	(56.2)	(2.0)	(76.7)	(2.9)
Net loss on extinguishments of long-term debt	(41.3)	(1.4)	—	—
Other (expense) income, net	(0.2)	—	0.2	—
(Loss) income before income taxes	(4.8)	(0.2)	63.2	2.4
Income tax benefit (expense)	2.6	0.1	(25.2)	(1.0)
Net (loss) income	$(2.2)	(0.1)%	$38.0	1.4%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,465.8	51.2%	$1,312.8	50.0%	$153.0	11.7%
Public	1,244.6	43.5	1,163.7	44.4	80.9	6.9
Other	153.9	5.3	146.8	5.6	7.1	4.8
Total net sales	$2,864.3	100.0%	$2,623.3	100.0%	$241.0	9.2%

(1) There were 64 selling days for the three months ended September 30, 2013, compared to 63 selling days for the three months ended September 30, 2012. On an average daily basis, total net sales increased 7.5%.
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2013 and 2012:

(dollars in millions)	Three Months Ended September 30,		Dollar Change	Percent Change
	2013	2012
Corporate:
Medium / Large	$1,203.4	$1,055.7	$147.7	14.0%
Small Business	262.4	257.1	5.3	2.1
Total Corporate	$1,465.8	$1,312.8	$153.0	11.7%

Public:
Government	$375.3	$408.6	$(33.3)	(8.2)%
Education	513.4	394.7	118.7	30.1
Healthcare	355.9	360.4	(4.5)	(1.2)
Total Public	$1,244.6	$1,163.7	$80.9	6.9%
Total net sales for the three months ended September 30, 2013 increased $241.0 million, or 9.2%, to $2,864.3 million, compared to $2,623.3 million for the three months ended September 30, 2012. There were 64 selling days for the three months ended September 30, 2013, compared to 63 selling days for the three months ended September 30, 2012. On an average daily basis, total net sales increased 7.5%. The increase in total net sales was primarily the result of growth in hardware, a more tenured sales force and a continued focus on seller productivity across all areas of the organization. Our total net sales growth for the three months ended September 30, 2013 was largely driven by growth in notebooks/mobile devices and netcomm products.
Corporate segment net sales for the three months ended September 30, 2013 increased $153.0 million, or 11.7%, compared to the three months ended September 30, 2012, driven by sales growth in the medium/large customer channel. On an average daily sales basis, Corporate segment net sales increased 9.9% between periods. Within our Corporate segment, net sales to medium/large customers increased 14.0% between periods primarily due to certain of these customers increasing their IT spending, a more tenured sales force and a continued focus on seller productivity. This increase was led by growth in notebooks/mobile devices and netcomm products. Net sales to small business customers increased 2.1% between periods, led by growth in netcomm products and software, partially offset by unit volume declines in notebooks/mobile devices. Growth in net sales to small business customers continued to lag behind growth in net sales to medium/large customers due to certain small business customers continuing to take a more cautious approach to spending as macroeconomic and regulatory uncertainty impacted decision-making.
Public segment net sales for the three months ended September 30, 2013 increased $80.9 million, or 6.9%, between periods, driven by strong performance in the education customer channel. On an average daily sales basis, Public segment net sales increased 5.3% between periods. Net sales to education customers increased $118.7 million, or 30.1%, between periods, led by growth in net sales to K-12 customers, reflecting higher sales of notebooks/mobile devices to support new standardized digital testing requirements that will take effect in 2014. Net sales to government customers decreased $33.3 million, or 8.2%, between periods due to delays in federal government spending following sequestration and uncertainty over future budget negotiations. The government customer channel net sales decline was led by decreases in sales of enterprise storage and notebooks/mobile devices. Net sales to healthcare customers decreased $4.5 million, or 1.2%, between periods, led by declines in enterprise storage, partially offset by growth in desktop computers.

Gross profit
Gross profit increased $25.7 million, or 6.0%, to $458.4 million for the three months ended September 30, 2013, compared to $432.7 million for the three months ended September 30, 2012. As a percentage of total net sales, gross profit decreased 50 basis points to 16.0% for the three months ended September 30, 2013, down from 16.5% for the three months ended September 30, 2012. Gross profit margin was negatively impacted 30 basis points by unfavorable price/mix changes within product margin as we experienced product margin compression in transactional product categories such as notebooks and desktops, 20 basis points by inventory reserve activity, primarily related to accrual reversals in 2012 that did not repeat and 10 basis points by vendor funding. Partially offsetting these decreases was an increase of 10 basis points due to a higher mix of commission revenue and net service contract revenue. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $75.4 million, or 29.3%, to $332.4 million for the three months ended September 30, 2013, compared to $257.0 million for the three months ended September 30, 2012. As a percentage of total net sales, selling and administrative expenses increased 180 basis points to 11.6% in the third quarter of 2013, up from 9.8% in the third quarter of 2012. Sales payroll, including sales commissions and other variable compensation costs, increased $7.7 million, or 7.1%, between years, consistent with higher sales and gross profit. Additionally, selling and administrative expenses for the three months ended September 30, 2013 included certain IPO related expenses of $74.1 million, as follows:

•
Pre-tax charges of $36.7 million related to the acceleration of the expense recognition for certain equity awards and $4.0 million for the related employer payroll taxes. See Note 7 of the accompanying unaudited interim consolidated financial statements for additional discussion of the impact of the IPO on our equity awards.

•
A pre-tax charge of $24.4 million related to the payment of a termination fee to affiliates of Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C. in connection with the termination of the management services agreement with such entities.

•
A pre-tax charge of $7.5 million related to compensation expense in connection with the Restricted Debt Unit Plan. See Note 9 of the accompanying unaudited interim consolidated financial statements for additional discussion of this charge.

•	Other IPO related expenses of $1.5 million.

We did not record any IPO related expenses during the three months ended September 30, 2012. Partially offsetting these increases in the three-months ended September 30, 2013, was the favorable resolution of a class action legal proceeding in which we were a claimant, which reduced selling and administrative expenses by $10.4 million in the three months ended September 30, 2013 compared to the same period of 2012. Total coworker count decreased by eight coworkers from 6,922 at September 30, 2012 to 6,914 at September 30, 2013. Total coworker count was 6,804 at December 31, 2012.
Advertising expense
Advertising expense decreased $2.9 million, or 7.9%, to $33.1 million for the three months ended September 30, 2013, compared to $36.0 million for the three months ended September 30, 2012. As a percentage of total net sales, advertising expense decreased 20 basis points to 1.2% in the third quarter of 2013, down from 1.4% in the third quarter of 2012. The decrease in advertising expense was due to a focus on managing expenses as well as the timing of advertising spending.

Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$63.2	4.3%	$79.2	6.0%	(20.2)%
Public	71.1	5.7	81.1	7.0	(12.4)
Other	3.7	2.4	5.6	3.8	(34.6)
Headquarters (2)	(45.1)	nm*	(26.2)	nm*	72.1
Total income from operations	$92.9	3.2%	$139.7	5.3%	(33.5)%
*    Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $92.9 million for the three months ended September 30, 2013, a decrease of $46.8 million, or 33.5%, compared to $139.7 million for the three months ended September 30, 2012. The decrease in income from operations for the three months ended September 30, 2013 was driven by higher selling and administrative expenses primarily resulting from $74.1 million of IPO related expenses recorded during the third quarter of 2013, partially offset by higher net sales and gross profit. Total operating margin percentage decreased 210 basis points to 3.2% for the three months ended September 30, 2013, from 5.3% for the three months ended September 30, 2012. Operating margin percentage was negatively impacted by the increase in selling and administrative expenses and as a percentage of net sales and by gross profit margin compression, partially offset by a decrease in advertising expense as a percentage of net sales.
Corporate segment income from operations was $63.2 million for the three months ended September 30, 2013, a decrease of $16.0 million, or 20.2%, compared to $79.2 million for the three months ended September 30, 2012. Corporate segment operating margin percentage decreased 170 basis points to 4.3% for the three months ended September 30, 2013, from 6.0% for the three months ended September 30, 2012. Results for the third quarter of 2013 included $26.4 million of IPO related expenses, which reduced Corporate segment operating margin by 180 basis points. Higher sales and gross profit partially offset the effect of IPO related expenses on income from operations for the three months ended September 30, 2013.
Public segment income from operations was $71.1 million for the three months ended September 30, 2013, a decrease of $10.0 million, or 12.4%, compared to $81.1 million for the three months ended September 30, 2012. Public segment operating margin percentage decreased 130 basis points to 5.7% for the three months ended September 30, 2013, from 7.0% for the three months ended September 30, 2012. Results for the third quarter of 2013 included $14.4 million of IPO related expenses, which reduced Public segment operating margin by 120 basis points. Higher sales and gross profit partially offset the effect of IPO related expenses on income from operations for the three months ended September 30, 2013.
Interest expense, net
At September 30, 2013, our outstanding long-term debt totaled $3,410.1 million compared to $3,871.2 million at September 30, 2012. Net interest expense for the three months ended September 30, 2013 was $56.2 million, a decrease of $20.5 million compared to $76.7 million for the three months ended September 30, 2012. This decrease was primarily due to lower effective interest rates and debt balances for the three months ended September 30, 2013 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2012 and 2013.
Net loss on extinguishments of long-term debt
During the three months ended September 30, 2013, we recorded a net loss on extinguishments of long-term debt of $41.3 million. We did not record any extinguishments of long-term debt during the three months ended September 30, 2012.

In August 2013, we redeemed $324.0 million aggregate principal amount of senior subordinated notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statement of operations for the three months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In July 2013, we redeemed $175.0 million aggregate principal amount of senior secured notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the three months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
Income tax benefit (expense)
Income tax benefit was $2.6 million for the three months ended September 30, 2013, compared to income tax expense of $25.2 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense or benefit as a percentage of income (loss) before income taxes, was 54.6% and 39.8% for the three months ended September 30, 2013 and 2012, respectively. The change in the effective income tax rate was primarily due to the impact of a reduction in our 2013 expected annual effective tax rate relative to a small pre-tax loss.
Net (loss) income
Net loss was $2.2 million for the three months ended September 30, 2013, compared to net income of $38.0 million for the three months ended September 30, 2012. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $85.2 million for the three months ended September 30, 2013, an increase of $16.3 million, or 23.8%, compared to $68.9 million for the three months ended September 30, 2012.
We have included a reconciliation of Non-GAAP net income for the three months ended September 30, 2013 and 2012 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, IPO related expenses and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Three Months Ended September 30,
	2013	2012
Net (loss) income	$(2.2)	$38.0
Amortization of intangibles (1)	40.1	41.1
Non-cash equity-based compensation	2.3	6.5
Litigation settlement gain	(10.4)	—
Net loss on extinguishments of long-term debt	41.3	—
Interest expense adjustment related to extinguishments of long-term debt (2)	(4.6)	—
IPO related expenses (3)	74.1	—
Aggregate adjustment for income taxes (4)	(55.4)	(16.7)
Non-GAAP net income	$85.2	$68.9

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	IPO related expenses consist of the following:

(in millions)	Three Months Ended September 30,
	2013	2012
Acceleration charge for certain equity awards and related employer payroll taxes	$40.7	$—
RDU Plan cash retention pool accrual	7.5	—
Management services agreement termination fee	24.4	—
Other expenses	1.5	—
IPO related expenses	$74.1	$—

(4)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $216.1 million for the three months ended September 30, 2013, an increase of $11.5 million, or 5.6%, compared to $204.6 million for the three months ended September 30, 2012. As a percentage of net sales, Adjusted EBITDA was 7.5% for the three months ended September 30, 2013 compared to 7.8% for the three months ended September 30, 2012.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the three months ended September 30, 2013 and 2012 in the table below. EBITDA is defined as consolidated net (loss) income before interest expense, income tax (benefit) expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended September 30,
	2013	2012
Net (loss) income	$(2.2)	$38.0
Depreciation and amortization	52.0	53.4
Income tax (benefit) expense	(2.6)	25.2
Interest expense, net	56.2	76.7
EBITDA	103.4	193.3

Adjustments:
Non-cash equity-based compensation	2.3	6.5
Sponsor fee	—	1.3
Consulting and debt-related professional fees	—	0.1
Net loss on extinguishments of long-term debt	41.3	—
Litigation, net	(8.2)	—
IPO related expenses (1)	74.1	—
Other adjustments (2)	3.2	3.4
Total adjustments	112.7	11.3
Adjusted EBITDA	$216.1	$204.6

(1)	As defined under Non-GAAP net income above.

(2)	Other adjustments primarily include certain retention costs and equity investment income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table presents our results of operations, in dollars and as a percentage of net sales, for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$8,055.3	100.0%	$7,527.2	100.0%
Cost of sales	6,743.3	83.7	6,283.0	83.5
Gross profit	1,312.0	16.3	1,244.2	16.5
Selling and administrative expenses	850.3	10.6	768.1	10.2
Advertising expense	95.1	1.1	96.4	1.3
Income from operations	366.6	4.6	379.7	5.0
Interest expense, net	(198.6)	(2.5)	(232.5)	(3.1)
Net loss on extinguishments of long-term debt	(55.5)	(0.7)	(9.4)	(0.1)
Other income, net	0.4	—	0.2	—
Income before income taxes	112.9	1.4	138.0	1.8
Income tax expense	(40.1)	(0.5)	(52.3)	(0.7)
Net income	$72.8	0.9%	$85.7	1.1%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$4,407.1	54.7%	$4,070.0	54.1%	$337.1	8.3%
Public	3,174.0	39.4	3,021.7	40.1	152.3	5.0
Other	474.2	5.9	435.5	5.8	38.7	8.9
Total net sales	$8,055.3	100.0%	$7,527.2	100.0%	$528.1	7.0%
(1) There were 191 selling days for both the nine months ended September 30, 2013 and 2012.
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2013 and 2012:

(dollars in millions)	Nine Months Ended September 30,		Dollar Change	Percent Change
	2013	2012
Corporate:
Medium / Large	$3,621.0	$3,270.0	$351.0	10.7%
Small Business	786.1	800.0	(13.9)	(1.7)
Total Corporate	$4,407.1	$4,070.0	$337.1	8.3%

Public:
Government	$923.3	$989.2	$(65.9)	(6.7)%
Education	1,166.3	965.9	200.4	20.7
Healthcare	1,084.4	1,066.6	17.8	1.7
Total Public	$3,174.0	$3,021.7	$152.3	5.0%

Total net sales for the nine months ended September 30, 2013 increased $528.1 million, or 7.0%, to $8,055.3 million, compared to $7,527.2 million for the nine months ended September 30, 2012. There were 191 selling days for both the nine months ended September 30, 2013 and 2012. The increase in total net sales was primarily the result of growth in hardware and software, a more tenured sales force and a continued focus on seller productivity across all areas of the organization. Our total net sales growth for the nine months ended September 30, 2013 reflected growth in notebooks/mobile devices, netcomm products and software. Software gains were driven by growth in document management and security software, partially offset by a decline in application suites.
Corporate segment net sales for the nine months ended September 30, 2013 increased $337.1 million, or 8.3%, compared to the nine months ended September 30, 2012, driven by sales growth in the medium/large customer channel. Within our Corporate segment, net sales to medium/large customers increased 10.7% between periods primarily due to certain of these customers increasing their IT spending, a more tenured sales force and a continued focus on seller productivity. This increase was led by growth in netcomm products, notebooks/mobile devices, software and enterprise storage. Partially offsetting the growth in the medium/large customer channel was a 1.7% decrease in net sales to small business customers, due to certain of these customers continuing to take a more cautious approach to spending as macroeconomic and regulatory uncertainty impacted decision-making. This decrease was led by unit volume declines in notebooks/mobile devices, partially offset by growth in netcomm products.
Public segment net sales for the nine months ended September 30, 2013 increased $152.3 million, or 5.0%, between periods, driven by strong performance in the education customer channel. Net sales to education customers increased $200.4 million, or 20.7%, between periods, led by growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support new standardized digital testing requirements that will take effect in 2014. Net sales to government customers decreased $65.9 million, or 6.7%, between periods due to delays in federal government spending following sequestration and uncertainty over future budget negotiations. The government customer channel net sales decline was led by decreases in sales of enterprise storage, servers and notebooks/mobile devices, partially offset by growth in software. Net sales to healthcare customers increased $17.8 million, or 1.7%, between periods, driven by unit volume growth in notebooks/mobile devices, partially offset by declines in point-of-care technology carts.
Gross profit
Gross profit increased $67.8 million, or 5.5%, to $1,312.0 million for the nine months ended September 30, 2013, compared to $1,244.2 million for the nine months ended September 30, 2012. As a percentage of total net sales, gross profit decreased 20 basis points to 16.3% for the nine months ended September 30, 2013, down from 16.5% for the nine months ended September 30, 2012. Gross profit margin was negatively impacted 40 basis points by unfavorable price/mix changes within product margin. Partially offsetting this decrease was an increase of 10 basis points due to a higher mix of commission revenue and net service contract revenue and an increase of 10 basis points due to higher net sales and gross profit related to professional and managed services.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $82.2 million, or 10.7%, to $850.3 million for the nine months ended September 30, 2013, compared to $768.1 million for the nine months ended September 30, 2012. As a percentage of total net sales, selling and administrative expenses increased 40 basis points to 10.6% in the first nine months of 2013, up from 10.2% in the first nine months of 2012. Sales payroll, including sales commissions and other variable compensation costs, increased $21.1 million, or 6.8%, between years, consistent with higher sales and gross profit. Additionally, selling and administrative expenses for the nine months ended September 30, 2013 included IPO related expenses of $74.3 million, as follows:

•
Pre-tax charges of $36.7 million related to the acceleration of the expense recognition for certain equity awards and $4.0 million for the related employer payroll taxes. See Note 7 of the accompanying unaudited interim consolidated financial statements for additional discussion of the impact of the IPO on our equity awards.

•
A pre-tax charge of $24.4 million related to the payment of a termination fee to affiliates of Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C. in connection with the termination of the management services agreement with such entities.

•
A pre-tax charge of $7.5 million related to compensation expense in connection with the Restricted Debt Unit Plan. See Note 9 of the accompanying unaudited interim consolidated financial statements for additional discussion of this charge.

•	Other IPO related expenses of $1.7 million.

We did not record any IPO related expenses during the nine months ended September 30, 2012. Partially offsetting these increases in the nine-months ended September 30, 2013, was the favorable resolution of a class action legal proceeding in which we were a claimant, which reduced selling and administrative expenses by $10.4 million in the nine months ended September 30, 2013 compared to the same period of 2012.
Advertising expense
Advertising expense decreased $1.3 million, or 1.4%, to $95.1 million for the nine months ended September 30, 2013, compared to $96.4 million for the nine months ended September 30, 2012. As a percentage of total net sales, advertising expense decreased 20 basis points to 1.1% for the nine months ended September 30, 2013, down from 1.3% for the nine months ended September 30, 2012. The decrease in advertising expense was due to a focus on managing expenses.
Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$260.5	5.9%	$256.3	6.3%	1.6%
Public	185.8	5.9	189.2	6.3	(1.8)
Other	18.6	3.9	13.2	3.0	42.1
Headquarters (2)	(98.3)	nm*	(79.0)	nm*	(24.5)
Total income from operations	$366.6	4.6%	$379.7	5.0%	(3.5)%
*    Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $366.6 million for the nine months ended September 30, 2013, a decrease of $13.1 million, or 3.5%, compared to $379.7 million for the nine months ended September 30, 2012. The decrease in income from operations for the nine months ended September 30, 2013 was driven by higher selling and administrative expenses primarily resulting from $74.3 million of IPO related expenses recorded during 2013, partially offset by higher net sales and gross profit. Total operating margin percentage decreased 40 basis points to 4.6% for the nine months ended September 30, 2013, from 5.0% for the nine months ended September 30, 2012. Operating margin percentage was negatively impacted by the increase in selling and administrative expenses as a percentage of net sales and gross profit margin compression, partially offset by a decrease in advertising expense as a percentage of net sales.
Corporate segment income from operations was $260.5 million for the nine months ended September 30, 2013, an increase of $4.2 million, or 1.6%, compared to $256.3 million for the nine months ended September 30, 2012. Corporate segment operating margin percentage decreased 40 basis points to 5.9% for the nine months ended September 30, 2013, from 6.3% for the nine months ended September 30, 2012. Results for the first nine months of 2013 included $26.4 million of IPO related expenses, which reduced Corporate segment operating margin by 60 basis points. Higher sales and gross profit offset the effect of IPO related expenses on income from operations for the nine months ended September 30, 2013.

Public segment income from operations was $185.8 million for the nine months ended September 30, 2013, a decrease of $3.4 million, or 1.8%, compared to $189.2 million for the nine months ended September 30, 2012. Public segment operating margin percentage decreased 40 basis points to 5.9% for the nine months ended September 30, 2013, from 6.3% for the nine months ended September 30, 2012. Results for the first nine months of 2013 included $14.4 million of IPO related expenses, which reduced Public segment operating margin by 50 basis points. Higher sales and gross profit partially offset the effect of IPO related expenses on income from operations for the nine months ended September 30, 2013.
Interest expense, net
At September 30, 2013, our outstanding long-term debt totaled $3,410.1 million compared to $3,871.2 million at September 30, 2012. Net interest expense for the nine months ended September 30, 2013 was $198.6 million, a decrease of $33.9 million compared to $232.5 million for the nine months ended September 30, 2012. This decrease was primarily due to lower debt balances and effective interest rates for the nine months ended September 30, 2013 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2012 and 2013.
Net loss on extinguishments of long-term debt
During the nine months ended September 30, 2013, we recorded a net loss on extinguishments of long-term debt of $55.5 million compared to $9.4 million for the same period in 2012.
In August 2013, we redeemed $324.0 million aggregate principal amount of senior subordinated notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statement of operations for the nine months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In July 2013, we redeemed $175.0 million aggregate principal amount of senior secured notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the nine months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In April 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility. Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility. In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the nine months ended September 30, 2013, representing a write-off of the remaining unamortized deferred financing costs related to the prior senior secured term loan facility.
In March 2013, we redeemed $50.0 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $3.9 million in the consolidated statement of operations for the nine months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In February and March 2012, we purchased or redeemed the remaining $129.0 million of senior notes due 2015, funded with the issuance of an additional $130.0 million of senior notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $9.4 million in the consolidated statement of operations for the nine months ended September 30, 2012, representing the difference between the purchase or redemption price of the senior notes due 2015 and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs.
Income tax expense
Income tax expense was $40.1 million for the nine months ended September 30, 2013, compared to income tax expense of $52.3 million for the same period of the prior year. The effective income tax rate, expressed by calculating income tax expense or benefit as a percentage of income before income taxes, was 35.5% and 37.9% for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective income tax rate was primarily due to higher non-deductible equity compensation expense recorded in 2012 as compared to 2013.
Net income
Net income was $72.8 million for the nine months ended September 30, 2013, compared to $85.7 million for the nine months ended September 30, 2012. Significant factors and events causing the net changes between the periods are discussed above.

Non-GAAP net income
Non-GAAP net income was $220.7 million for the nine months ended September 30, 2013, an increase of $38.7 million, or 21.3%, compared to $182.0 million for the nine months ended September 30, 2012.
We have included a reconciliation of Non-GAAP net income for the nine months ended September 30, 2013 and 2012 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, IPO related expenses and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Nine Months Ended September 30,
	2013	2012
Net income	$72.8	$85.7
Amortization of intangibles (1)	120.5	123.3
Non-cash equity-based compensation	6.4	18.0
Litigation settlement gain	(10.4)	—
Net loss on extinguishments of long-term debt	55.5	9.4
Interest expense adjustment related to extinguishments of long-term debt (2)	(5.4)	(1.7)
IPO related expenses (3)	74.3	—
Aggregate adjustment for income taxes (4)	(93.0)	(52.7)
Non-GAAP net income	$220.7	$182.0

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	IPO related expenses consist of the following:

(in millions)	Nine Months Ended September 30,
	2013	2012
Acceleration charge for certain equity awards and related employer payroll taxes	$40.7	$—
RDU Plan cash retention pool accrual	7.5	—
Management services agreement termination fee	24.4	—
Other expenses	1.7	—
IPO related expenses	$74.3	$—

(4)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $607.3 million for the nine months ended September 30, 2013, an increase of $35.7 million, or 6.2%, compared to $571.6 million for the nine months ended September 30, 2012. As a percentage of net sales, Adjusted EBITDA was 7.5% for the nine months ended September 30, 2013 compared to 7.6% for the nine months ended September 30, 2012.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the nine months ended September 30, 2013 and 2012 in the table below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Nine Months Ended September 30,
	2013	2012
Net income	$72.8	$85.7
Depreciation and amortization	156.3	159.1
Income tax expense	40.1	52.3
Interest expense, net	198.6	232.5
EBITDA	467.8	529.6

Adjustments:
Non-cash equity-based compensation	6.4	18.0
Sponsor fee	2.5	3.8
Consulting and debt-related professional fees	0.1	0.6
Net loss on extinguishments of long-term debt	55.5	9.4
Litigation, net	(8.2)	—
IPO related expenses (1)	74.3	—
Other adjustments (2)	8.9	10.2
Total adjustments	139.5	42.0
Adjusted EBITDA	$607.3	$571.6

(1)	As defined under Non-GAAP net income above.

(2)	Other adjustments primarily include certain retention costs and equity investment income.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
(in millions)	2013	2012
EBITDA	$467.8	$529.6
Depreciation and amortization	(156.3)	(159.1)
Income tax expense	(40.1)	(52.3)
Interest expense, net	(198.6)	(232.5)
Net income	72.8	85.7
Depreciation and amortization	156.3	159.1
Equity-based compensation expense	44.3	18.0
Deferred income taxes	(21.3)	(48.1)
Amortization of deferred financing costs and debt premium	7.1	10.8
Net loss on extinguishments of long-term debt	55.5	9.4
Other	0.1	0.9
Changes in assets and liabilities	56.0	131.3
Net cash provided by operating activities	$370.8	$367.1

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
On July 2, 2013, we completed an IPO of 23,250,000 shares of common stock. On July 31, 2013, we completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission ("SEC") on June 26, 2013. Our common shares are listed on the NASDAQ Global Select Market under the symbol “CDW.” Our common shares were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which generated aggregate net proceeds of $424.7 million to us after deducting underwriting discounts, expenses and transaction costs.
Using a portion of the net proceeds from the IPO, we paid a $24.4 million termination fee to affiliates of Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C. in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO and redeemed $175.0 million aggregate principal amount of senior secured notes due 2018. The redemption price of the senior secured notes due 2018 was 108.0% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the three and nine months ended September 30, 2013. This loss represented $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the senior secured notes due 2018.
On August 1, 2013, we redeemed $324.0 million aggregate principal amount of senior subordinated notes due 2017. We used a portion of the net proceeds from the IPO to redeem $146.0 million aggregate principal amount of senior subordinated notes due 2017 and incremental borrowings of $190.0 million under the senior secured term loan facility to redeem $178.0 million aggregate principal amount of senior subordinated notes due 2017. The redemption price of the senior subordinated notes due 2017 was 106.268% of the principal amount redeemed, plus $12.0 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statement of operations for the three and nine months ended September 30, 2013. This loss represented $20.3 million in redemption premium and $4.3 million for the write-off of a portion of the remaining deferred financing costs related to the senior subordinated notes due 2017.
On October 18, 2013, we redeemed $155.0 million aggregate principal amount of senior subordinated notes due 2017 at a redemption price that was 104.178% of the principal amount redeemed plus $0.2 million in accrued and unpaid interest to the date of redemption. Following this redemption, $92.5 million aggregate principal amount of the Senior Subordinated Notes remain outstanding. In connection with this redemption, we expect to record a loss on extinguishment of long-term debt of $8.5 million in the consolidated statement of operations during the fourth quarter of 2013. This loss represents $6.5 million in redemption premium and $2.0 million for the write-off of a portion of the remaining deferred financing costs related to the senior subordinated notes due 2017.

On November 1, 2013, we announced that our board of directors declared a cash dividend on our common stock of $0.0425 per common share. The dividend will be paid on December 2, 2013 to all shareholders of record as of the close of business on November 15, 2013. The payment of any future dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our board of directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness.
In connection with a 2007 business combination, we agreed to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Incentive Plan II (net of any related employer payroll tax costs). As of September 30, 2013, we have accrued approximately $21 million related to this arrangement within other current liabilities. We expect to make the related cash contribution during the first quarter of 2014. See Note 7 of the accompanying unaudited interim consolidated financial statements for additional discussion of this arrangement.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$370.8	$367.1
Investing activities	(30.5)	(25.4)

Net change in accounts payable-inventory financing	(24.0)	(44.6)
Other cash flows from financing activities	(3.4)	(204.7)
Financing activities	(27.4)	(249.3)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.7
Net increase in cash and cash equivalents	$312.3	$93.1
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2013 increased $3.7 million compared to the same period of 2012. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense and net loss on extinguishments of long-term debt was $314.8 million during the nine months ended September 30, 2013, compared to $235.8 million during the same period of 2012, an increase of $79.0 million. The increase in cash of $79.0 million reflected stronger operating results in 2013 compared to 2012. Net changes in assets and liabilities contributed $56.0 million in cash for the nine months ended September 30, 2013 compared to $131.3 million for the prior year period, a decrease of $75.3 million between periods, comprised primarily of changes in working capital. Net working capital changes between years reflected a decrease in accrued interest of $31.3 million given lower average debt balances outstanding, a decrease in accounts payable-trade of $17.9 million (offset by an increase in accounts payable-inventory financing included within cash flows from financing activities) and higher merchandise inventories of $14.1 million in 2013 to support increased sales volume.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	September 30,
	2013	2012
Days of sales outstanding (DSO) (1)	41	42
Days of supply in inventory (DIO) (2)	15	14
Days of purchases outstanding (DPO) (3)	(35)	(34)
Cash conversion cycle	21	22

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

The cash conversion cycle decreased to 21 days at September 30, 2013 compared to 22 days at September 30, 2012. The decrease in DSO was primarily driven by a decrease in receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the statement of operations is recorded on a net basis. The increase in DPO was primarily due to the timing of quarter-end payments at September 30, 2013. The increase in DIO was primarily due to higher purchase volumes to support the increase in net sales.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2013 increased $5.1 million compared to the same period of the prior year. Capital expenditures were $30.5 million and $25.4 million for the nine months ended September 30, 2013 and 2012, respectively, primarily for improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities decreased $221.9 million during the nine months ended September 30, 2013 compared to the same period in 2012. The decrease was primarily driven by various debt transactions during each period and our July 2013 IPO, which generated net proceeds of $424.7 million after deducting underwriting discounts, expenses and transaction costs. The net impact of our debt transactions resulted in cash outflows of $403.9 million and $204.3 million during the nine months ended September 30, 2013 and 2012, respectively, as cash was used in each period to reduce our total long-term debt. Debt transactions impacting each period presented are described below under "Long-Term Debt and Financing Arrangements."

Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	September 30, 2013	December 31, 2012
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.5%	1,532.8	1,339.5
Unamortized discount on senior secured term loan facility		(4.6)	—
Senior secured notes due 2018	8.0%	325.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,305.0
Unamortized premium on senior notes due 2019		4.4	5.0
Senior subordinated notes due 2017	12.535%	247.5	621.5
Total long-term debt		3,410.1	3,771.0
Less current maturities of long-term debt		(170.4)	(40.0)
Long-term debt, excluding current maturities		$3,239.7	$3,731.0
(1)Interest rate at September 30, 2013.
At September 30, 2013, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At September 30, 2013, we had no outstanding borrowings under the Revolving Loan, $1.2 million of undrawn letters of credit and $222.0 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, we maintain a Revolving Loan inventory financing agreement with a financial intermediary. At September 30, 2013, the financial intermediary reported an outstanding balance of $214.3 million under the Revolving Loan inventory financing agreement. The total amount reported on the consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $9.4 million more than the $214.3 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $7.7 million in reserves for open orders that reduce the availability under the Revolving Loan.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. At September 30, 2013, the borrowing base was $1,108.2 million based on the amount of eligible inventory and accounts receivable balances as of August 31, 2013. We could have borrowed up to an additional $676.8 million under the Revolving Loan at September 30, 2013.
Senior Secured Term Loan Facility
On April 29, 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "Term Loan"). The Term Loan was issued at a price of 99.75% of par, which resulted in a discount of $3.4 million. Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the "Prior Term Loan Facility"). In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the nine months ended September 30, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.
On July 31, 2013, we borrowed an additional $190.0 million aggregate principal amount under the Term Loan at a price of 99.25% of par, which resulted in a discount of $1.4 million. The discounts are reported on the consolidated balance sheet as a reduction to the face amount of the Term Loan and are being amortized to interest expense over the term of the related debt.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25%-1.50% for ABR borrowings and 2.25%- 2.50% for LIBOR borrowings. An interest rate of LIBOR plus 2.50% was in effect during the three-month period ended September 30, 2013. LIBOR margin will decrease to 2.25% during the fourth quarter of 2013 due to the decline in total net leverage ratio to below 4.0 as discussed below.
Unlike the Prior Term Loan Facility, the Term Loan does not include a senior secured leverage ratio requirement or a hedging requirement. Additionally, the definition of debt under the Term Loan was revised to exclude amounts outstanding under our inventory financing agreements. The Term Loan is subject to certain requirements as was the Prior Term Loan Facility to make mandatory annual excess cash flow prepayments under designated circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5) and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. The total net leverage ratio was 3.8 at September 30, 2013.
We are required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At September 30, 2013, the outstanding principal amount of the Term Loan was $1,532.8 million, excluding $4.6 million in unamortized discount.
We have ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of our interest rate cap agreements was zero at September 30, 2013 and $0.1 million at December 31, 2012.
On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and mature on December 15, 2018. At September 30, 2013, the outstanding principal amount of the Senior Secured Notes was $325.0 million.
On July 2, 2013, we used a portion of the net proceeds from the IPO to redeem $175.0 million aggregate principal amount of Senior Secured Notes. The redemption price of the Senior Secured Notes was 108.0% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statements of operations for the three and nine months ended September 30, 2013. This loss represented $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Secured Notes.
8.5% Senior Notes due 2019 (“Senior Notes”)
At September 30, 2013, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $4.4 million in unamortized premium. The Senior Notes mature on April 1, 2019.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At September 30, 2013, the outstanding principal amount of Senior Subordinated Notes was $247.5 million. The Senior Subordinated Notes mature on October 12, 2017.
On August 1, 2013, we redeemed $324.0 million aggregate principal amount of Senior Subordinated Notes. We used a portion of the net proceeds from the IPO to redeem $146.0 million aggregate principal amount of Senior Subordinated Notes and incremental borrowings of $190.0 million under the Term Loan to redeem $178.0 million aggregate principal amount of Senior Subordinated Notes. The redemption price of the Senior Subordinated Notes was 106.268% of the principal amount redeemed, plus $12.0 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statements of operations for the three and nine months ended September 30, 2013. This loss represented $20.3 million in redemption premium and $4.3 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.

On March 8, 2013, we redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $3.9 million in the consolidated statement of operations for the nine months ended September 30, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.
See Note 13 of the accompanying unaudited interim consolidated financial statements for a description of the $155.0 million redemption of Senior Subordinated Notes completed during the fourth quarter of 2013.
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	September 30, 2013	December 31, 2012
Revolving Loan inventory financing agreement	$223.7	$248.3
Other inventory financing agreements	1.5	0.9
Accounts payable-inventory financing	$225.2	$249.2
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
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At September 30, 2013 and December 31, 2012, amounts owed under other inventory financing agreements of $1.5 million and $0.9 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.
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
As of September 30, 2013, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
We previously filed a claim as part of a class action settlement in a case alleging price fixing during the period of January 1, 1996 through December 31, 2006, by certain manufacturers of thin-film liquid crystal display panels. On July 13, 2013, the United Stated District Court for the Northern District of California approved distribution of the settlement proceeds, including a net payment to us of $10.4 million after fees and expenses. We have recognized a pre-tax benefit of $10.4 million within selling and administrative expenses in the consolidated statements of operations for the three-and nine-months ended September 30, 2013. The first of two settlement payments was received by us on July 29, 2013 in the amount of $8.5 million. The balance is expected to be received by year-end 2013.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, there had been no material change in this information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 “Commitments and Contingencies” of the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
The risk factors disclosed in the prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated as of June 26, 2013 and filed with the Securities and Exchange Commission on June 28, 2013 (Reg. No. 333-187472) are hereby incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On July 2, 2013, the Company completed an initial public offering ("IPO") of its common stock in which it issued and sold 23,250,000 shares of common stock. On July 31, 2013, the Company completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-1 (File 333-187472), which was declared effective by the SEC on June 26, 2013. The common shares are listed on the NASDAQ Global Select Market under the symbol “CDW.” The Company's common shares were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which generated aggregate net proceeds of $424.7 million to the Company after deducting $29.8 million in underwriting discounts, expenses and transaction costs. Using a portion of the net proceeds from the IPO, the Company paid a $24.4 million termination fee to affiliates of Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C. in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO, redeemed $175.0 million aggregate principal amount of senior secured notes due 2018, and redeemed $146.0 million aggregate principal amount of senior subordinated notes due 2017. The redemption price of the senior secured notes due 2018 was 108.0% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. The redemption price of the senior subordinated notes due 2017 was 106.268% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. Proceeds from the overallotment option exercise have been and will continue to be used for general corporate purposes.

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
10.1
Incremental Amendment, dated as of July 31, 2013, by and among CDW LLC, the lenders party thereto and Barclays Bank PLC, as administrative agent, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on July 31, 2013 and incorporated herein by reference.

10.2
Third Amendment to Term Loan Agreement, dated as of September 12, 2013, by and among CDW LLC, the lenders from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

10.3	CDW Amended and Restated Restricted Debt Unit Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	November 7, 2013	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)