Form 10-K/A
period 2012-12-31
CDW Corp
filed 2013-11-08
CIK 1402057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter preceding the filing of the Annual Report on Form 10-K for the year ended December 31, 2012, was zero.

As of March 6, 2013, there were 100,000 Class A common shares, $0.01 par value, outstanding, and 914,537 Class B common shares, $0.01 par value, outstanding, all of which were owned by CDW Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

CDW Corporation, a Delaware corporation (the “Company”), hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 8, 2013 (the “Original Annual Report”) to conform the disclosures contained in the Original Annual Report to the disclosures contained in the Company’s Registration Statement on Form S-1 (File No. 333-187472), as amended (the “Registration Statement”), to reflect comments received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission issued in connection with the staff’s review of the Registration Statement.

Except as specifically referenced herein and notwithstanding that the Company is hereby amending the Original Annual Report to conform to the disclosures contained in the Registration Statement, as amended, this Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) reflects matters as they existed on the original filing date of March 8, 2013 and does not reflect any event occurring subsequent to March 8, 2013. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original Annual Report, including any amendments to those filings.

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

PART I

Item 1. Business

Our Company

CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of more than 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology “agnostic,” with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of more than 4,300 coworkers, including over 1,700 field sellers, highly skilled technology specialists and advanced service delivery engineers.

We are a leading U.S. sales channel partner for many original equipment manufacturers (“OEMs”) and software publishers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We believe we are an important extension of our vendor partners’ sales and marketing capabilities, providing them with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage and extensive customer access.

We provide value to our customers by simplifying the complexities of technology across design, selection, procurement, integration and management. Our goal is to have our customers, regardless of their size, view us as an indispensable extension of their IT staffs. We seek to achieve this goal by providing our customers with superior service through our large and experienced sales force and service delivery teams. Our multi-brand offering approach enables us to identify the products or combination of products that best address each customer’s specific organizational IT requirements and to evolve our offerings as new technologies develop.

We believe we offer the following value proposition to our customers and our vendor partners:

Our value proposition to our customers	Our value proposition to our vendor partners
• Broad selection of products and multi-branded IT solutions	• Access to over 250,000 customers throughout the U.S. and Canada

• Value-added services with integration capabilities • Highly skilled specialists and engineers • Solutions across a very broad IT landscape	• Large and established customer channels • Strong distribution and implementation capabilities • Value-added solutions and marketing programs that generate end-user demand

Our customers include private sector businesses that typically employ fewer than 5,000 employees, government agencies and educational and healthcare institutions. We serve our customers through channel-specific sales teams and service delivery teams with extensive technical skills and knowledge of the specific markets they serve. This market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions for our customers. We currently have five dedicated customer channels: medium/large business, small business, government, education and healthcare, each of which generated over $1 billion in net sales in 2012. The scale and diversity of our customer channels provide us with multiple avenues for growth and a balanced customer base to weather economic and technology cycles. For example, from 2008 through 2010, a period that included the recent financial crisis, sales to our government and education customers grew while sales to our medium/large business and small business customers held steady or experienced only slight growth. In contrast, from 2010 through 2012, our medium/large business and small business channels have experienced significantly stronger growth relative to our government and education channels. Our healthcare channel experienced strong growth during both periods.

The following table provides information regarding our reportable segments and our customer channels:

	Corporate Segment		Public Segment
Customer Channels	Medium / Large Business	Small Business	Government	Education	Healthcare	Other
Target Customers	100 - 5,000 employees	10 - 100 employees	Various federal, state and local agencies	Higher education and K-12	Hospitals, ambulatory service providers and long- term care facilities	Advanced services customers plus Canada
2012 Net Sales (in billions)	$4.4	$1.1	$1.4	$1.2	$1.4	$0.6

For further information on our segments, including financial results, see Note 17 to our consolidated financial statements included elsewhere in this report.

We offer over 1,000 brands, from well-established companies such as APC, Apple, Cisco, EMC, Hewlett-Packard, IBM, Lenovo, Microsoft, NetApp, Symantec and VMware, to emerging vendor partners such as Drobo, Fusion-io, Meraki, Nimble Storage, Salesforce.com, Sophos and Splunk. In 2012, we generated over $1 billion of revenue for each of three of our vendor partners and over $100 million of revenue for each of 12 other vendor partners. We have received the highest level of certification from major vendor partners, such as Cisco, EMC and Microsoft, which reflects the extensive product and solution knowledge and capabilities that we bring to our customers’ IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.

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

Our Market

We operate in the U.S. and Canadian IT market, which is a large and growing market. According to IDC, the overall U.S. IT market generated approximately $630 billion in sales in 2012. We believe our addressable market in the U.S. in the indirect sales channel represents more than $200 billion in annual sales and for the year ended December 31, 2012, our U.S. net sales of $9.7 billion represented approximately 5% of that highly diverse and fragmented market. According to IDC, the overall Canadian IT market generated approximately $50 billion in sales in 2012. We believe our addressable market in Canada in the indirect sales channel represents nearly $10 billion in annual sales and for the year ended December 31, 2012, our net sales of $445 million in Canada represented approximately 5% of that market. We believe we have the largest market share in our addressable market, with our 2012 net sales exceeding the cumulative North American net sales of our five largest publicly traded sales channel competitors, based upon publicly available information for those companies. New technologies, including cloud, virtualization and mobility, coupled with the resulting increase in demand for data as well as aging infrastructure, are increasingly requiring businesses and institutions to seek integrated solutions to their IT needs. We expect this trend to continue for the foreseeable future, with end-user demand for business efficiency and productivity driving future IT spending growth.

Our Offerings

Our offerings range from discrete hardware and software products and services to complex integrated solutions that include one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and service categories and we estimate that approximately 50% of our net sales in 2012 came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, enterprise and data storage, video monitors, printers, desktop computers and servers. Our software products include application suites, security, virtualization, operating systems, network management and Software as a Service (“SaaS”) offerings. We also provide a full suite of value-added-services, which range from basic installation, warranty and repair services to custom configuration, data center and network implementation services, as well as managed services that include Infrastructure as a Service (“IaaS”) offerings.

We also offer a variety of integrated solutions, such as:

•  Mobility: We assist our customers with the selection, procurement and integration of mobile security software, hardware devices such as smartphones, tablets and notebooks, and cellular wireless activation systems. We also provide mobile device management applications with policy and security management capabilities across a variety of mobile operating systems and platforms.

•  Security: We assess our customers’ security needs and provide them with threat prevention tools in order to protect their networks, servers and applications, such as anti-virus, anti-spam, content filtering, intrusion prevention, firewall and virtual private network services, and network access control. We also design and implement data loss prevention solutions, using data monitoring and encryption across a wide array of devices to ensure the security of customer information, personal employee information and research and development data.

•  Data Center Optimization: We help our customers evaluate their data centers for convergence and optimization opportunities. Our data center optimization solutions consist of server virtualization, physical server consolidation, data storage management and energy-efficient power and cooling systems.

•  Cloud Computing: Cloud computing is a combination of software and computing delivered on demand as a service. We provide SaaS and IaaS solutions that reside in the public cloud, meaning any person or organization interested in porting applications and resources to an external “public” cloud system can do so. Likewise, we provide similar private cloud-based solutions to our customers that prefer to avoid running their infrastructure on a shared public platform but want to obtain the flexibility, scalability and access offered by cloud computing and collaboration.

•  Virtualization: We design and implement server, storage and desktop virtualization solutions. Virtualization enables our customers to efficiently utilize hardware resources by running multiple, independent, virtual operating systems on a single computer and multiple virtual servers simultaneously on a single server. Virtualization also can separate a desktop environment and associated application software from the hardware device that is used to access it, and provides employees with remote desktop access. Our specialists assist customers with the steps of implementing virtualization solutions, including evaluating network environments, deploying shared storage options and licensing platform software.

•  Collaboration: We provide our customers with communication tools that allow employees to share knowledge, ideas and information among each other and with clients and partners effectively and quickly. Our collaboration solutions unite communications and applications via the integration of products that facilitate the use of multiple enterprise communication methods including email, instant messaging, presence, social media, voice, video, hardware, software and services. We also host cloud-based collaboration solutions.

While we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, the following table shows our net sales by major category, based upon our internal category classifications.

	Year Ended December 31, 2012		Year Ended December 31, 2011(1)		Year Ended December 31, 2010 (1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,470.8	14.5%	$1,333.8	13.9%	$1,142.6	13.0%
NetComm Products	1,350.6	13.3	1,241.4	12.9	1,142.0	13.0
Enterprise and Data Storage (Including Drives)	975.1	9.6	916.9	9.5	844.1	9.6
Other Hardware	4,111.1	40.6	4,039.2	42.1	3,783.5	43.0
Software	1,886.6	18.6	1,781.6	18.6	1,621.8	18.4
Services	285.2	2.8	254.6	2.7	214.9	2.4
Other (2)	48.8	0.6	34.9	0.3	52.3	0.6

Total net sales	$10,128.2	100.0%	$9,602.4	100.0%	$8,801.2	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2012.
(2)	Includes items such as delivery charges to customers and certain commission revenue.

Our Customers

We provide integrated IT solutions to more than 250,000 small, medium and large business, government, education and healthcare customers throughout the U.S. and Canada. Sales to the U.S. federal government, which are diversified across multiple agencies and departments, collectively accounted for approximately 10% of our 2012 net sales. However, there are several independent purchasing decision-makers across these agencies and departments. Excluding these sales to the federal government, we are not reliant on any one customer, as our next five largest customers cumulatively comprised approximately 2% of our net sales in 2012.

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

Product Procurement

We may purchase all or only some of the products that our vendor partners offer for resale to our customers or for inclusion in the solutions we offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also purchase software from major software publishers for resale to our customers or for inclusion in the solutions we offer. Our agreements with software publishers allow the end-user customer to acquire software or licensed products and services.

In addition to purchasing products directly from our vendor partners, we purchase products from wholesale distributors for resale to our customers or for inclusion in the solutions we offer. These wholesale distributors provide logistics management and supply-chain services for us, as well as for our vendor partners. For the year ended December 31, 2012, we purchased 52% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 48% from wholesale distributors. Purchases from wholesale distributors Ingram Micro, Tech Data and SYNNEX represented 12%, 10% and 9%, respectively, of our total purchases. Sales of products manufactured by Apple, Cisco, EMC, Hewlett-Packard, Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate 56% of our net sales in 2012. Sales of products manufactured by Hewlett-Packard and Cisco represented 21% and 13%, respectively, of our 2012 net sales.

Competition

The market for technology products and services is highly competitive. Competition is based on the ability to tailor specific solutions to customer needs, quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. Our competition includes:

•	resellers such as Dimension Data, ePlus, Insight Enterprises, PC Connection, PCM, Presidio, Softchoice, World Wide Technology and many smaller resellers;

•	manufacturers who sell directly to customers, such as Dell, Hewlett-Packard and Apple;

•	e-tailers such as Amazon, Newegg, TigerDirect.com and Buy.com;

•	large service providers and system integrators, such as IBM, Accenture, Hewlett-Packard and Dell; and

•	retailers (including their e-commerce activities) such as Staples, Office Depot and Office Max.

We expect the competitive landscape in which we compete to continue changing as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For a discussion of the risks associated with competition, see “Risk Factors” included elsewhere in this report.

Marketing

We market the CDW brand to both national and local audiences using a variety of channels that include online, broadcast, print, social and other media. This promotion is supported by integrated communication efforts that target decision-makers, influencers and the general public using a combination of news releases, case studies, media interviews and speaking opportunities. We also market to current and prospective customers through integrated marketing programs that include behaviorally targeted email, print, online media, events and sponsorships, as well as broadcast media.

As a result of our relationships with our vendor partners, a significant portion of our advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These programs are at the discretion of our vendor partners and are typically tied to sales or purchasing volumes or other commitments to be met by us within a specified period of time. We believe that our national scale and analytical techniques that measure the efficacy of our marketing programs differentiate us from our competitors.

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

Equity Sponsors

Madison Dearborn Partners, LLC is a leading private equity investment firm based in Chicago, Illinois that has raised over $18 billion of equity capital. Since its formation in 1992, it has invested in approximately 125 companies across a broad spectrum of industries, including basic industries, business and government services, consumer, financial and transaction services, healthcare and telecom, media and technology services. Madison Dearborn’s objective is to invest in companies in partnership with outstanding management teams to achieve significant long-term appreciation in equity value.

Providence Equity Partners L.L.C. is a leading global private equity firm focused on media, communications, education and information investments. Providence Equity manages funds with $28 billion of equity commitments and has invested in more than 130 companies over its 23-year history. Providence Equity is headquartered in Providence, Rhode Island and has offices in New York, London, Hong Kong, Beijing and New Delhi. Providence’s objective is to build extraordinary companies that will shape the future of the media, communications, education and information industries.

Item 1A. Risk Factors

There are many factors that affect our business and the results of operations, some of which are beyond our control. The following is a description of some important factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could have important consequences to our business.

We have a substantial amount of indebtedness. As of December 31, 2012, we had $3.8 billion of total long-term debt outstanding, as defined by accounting principles generally accepted in the United States of America (“GAAP”), and $249.2 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $622.4 million under our senior secured asset-based revolving credit facility (the “Revolving Loan”). Our substantial indebtedness could have important consequences, including the following:

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

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the restrictive covenants in our term loan facility require us to maintain a specified senior secured leverage ratio. A breach of any of these covenants or any of the other restrictive covenants would result in a default under our senior credit facilities. Upon the occurrence of an event of default under our senior credit facilities, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making payments on our senior subordinated notes due 2017;

•	any of which could result in an event of default under the indentures.

If we were unable to repay those amounts, the lenders under our senior credit facilities could proceed against the collateral granted to them to secure our borrowings thereunder. We have pledged a significant portion of our assets as collateral under our senior credit facilities and our senior secured notes due 2018. If the lenders under our senior credit facilities or the holders of the senior secured notes due 2018 accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior credit facilities and our other indebtedness or the ability to borrow sufficient funds to refinance such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

In addition, under our Revolving Loan, we are permitted to borrow an aggregate amount of up to $900 million; however, our ability to borrow under our Revolving Loan is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of CDW LLC and its subsidiary guarantors’ eligible accounts receivable (net of accounts reserves) (up to 30% of such eligible accounts receivable which can consist of federal government accounts receivable) plus the lesser of (i) 70% of CDW LLC and its subsidiary guarantors’ eligible inventory (valued at cost and net of inventory reserves) and (ii) the product of 85% multiplied by the net orderly liquidation value percentage multiplied by eligible inventory (valued at cost and net of inventory reserves), less reserves (other than accounts reserves and inventory reserves). The borrowing base in effect as of December 31, 2012 was $1,018.2 million.

Our ability to borrow under our Revolving Loan is also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lesser of (i) $90 million or (ii) the greater of (A) 10% of the borrowing base or (B) $60 million, the lenders are not required to lend any additional amounts under our Revolving Loan unless the consolidated fixed charge coverage ratio (as defined in the credit agreement for our Revolving Loan) is at least 1.0 to 1.0. Moreover, our Revolving Loan provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. We cannot assure you that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

We will be required to generate sufficient cash to service our indebtedness and, if not successful, we may be forced to take other actions to satisfy our obligations under our indebtedness.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our outstanding long-term debt will impose significant cash interest payment obligations on us in 2013 and subsequent years and, accordingly, we will have to generate significant cash flow from operating activities to fund our debt service obligations. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional debt or equity capital, restructure or refinance our indebtedness, or revise or delay our strategic plan. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or satisfy our capital requirements, or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior credit facilities and indentures. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and indentures restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Furthermore, the Equity Sponsors have no obligation to provide us with debt or equity financing.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior credit facilities could foreclose against the assets securing the borrowings from them and the lenders under our term loan facility could terminate their commitments to lend us money; and

•	we could be forced into bankruptcy or liquidation.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2012, we had approximately $622.4 million available for additional borrowing under our Revolving Loan after taking into account borrowing base limitations (net of $1.7 million of issued and undrawn letters of credit and $275.9 million of reserves related to our floorplan sub-facility).

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

Weak economic conditions generally, sustained uncertainty about global economic conditions, skepticism about the resolution of U.S. fiscal cliff negotiations and the implementation of resulting agreements, concerns about future scheduled budgetary cuts and that the U.S. government may reach its debt ceiling in 2013, or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, during the economic downturn at the end of 2008 and in 2009, due to a number of factors, including declines in the availability of credit, weakening consumer and business confidence and increased unemployment, we experienced significantly reduced revenue and gross margins when our customers and potential customers reduced their spending on technology and put downward pressure on prices.

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

Substantial competition could reduce our market share and significantly harm our financial performance.

Our current competition includes:

•	resellers such as Dimension Data, ePlus, Insight Enterprises, PC Connection, PCM, Presidio, Softchoice, World Wide Technology, and many smaller resellers;

•	manufacturers who sell directly to customers, such as Dell, Hewlett-Packard and Apple;

•	e-tailers, such as Amazon, Newegg, TigerDirect.com and Buy.com;

•	large service providers and system integrators, such as IBM, Accenture, Hewlett-Packard and Dell; and

•	retailers (including their e-commerce activities), such as Staples, Office Depot and Office Max.

We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors.

Some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to our customers. In addition, traditional OEMs have increased their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. Moreover, newer, potentially disruptive technologies exist and are being developed that deliver technology solutions as a service, for example, cloud based solutions, including Software as a Service (“SaaS”), Infrastructure as a Service (“IaaS”) and Platform as a Service (“PaaS”). These technologies could increase the amount of sales directly to customers rather than through resellers like us, or could lead to a reduction in our profitability. If any of these trends becomes more prevalent, it could adversely affect our business, results of operations or cash flows.

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

Our service offerings include field services, managed services, warranties, configuration services, partner services and telecom services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. Finally, we also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high quality services to our customers or such services result in a disruption of our customers’ businesses, this could, among other things, result in legal claims and proceedings and liability, and our reputation with our customers, our brand and our business, results of operations or cash flows could be adversely affected.

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

A significant portion of the products we sell are manufactured or purchased by our vendor partners outside of the U.S., primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to our supply chain include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	foreign currency fluctuations;

•	natural disasters or other adverse occurrences at, or affecting, any of our suppliers’ facilities;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes, such as strikes.

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

We may pursue transactions, including acquisitions or alliances, in an effort to extend or complement our existing business. These types of transactions involve numerous business risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses, any of which could adversely affect our operations.

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

Our operating results are also highly dependent on our level of gross profit as a percentage of net sales. Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control, including general macroeconomic conditions; pricing pressures; changes in product costs from our vendor partners; the availability of price protection, purchase discounts and incentive programs from our vendor partners; changes in product, order size and customer mix; the risk of some items in our inventory becoming obsolete; increases in delivery costs that we cannot pass on to customers; and general market and competitive conditions.

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

We have significant deferred cancellation of debt income.

As a result of a 2009 debt modification, we realized $395.5 million of cancellation of debt income (“CODI”). We made an election under Code Section 108(i) to defer this CODI from taxable income, pursuant to which we are also required to defer certain original issue discount (“OID”) deductions as they accrue. As of December 31, 2012, we had already deferred approximately $110.4 million of OID deductions and, on the relevant remaining debt instruments, we have $34.7 million of OID deductions that have yet to be accrued. Starting in 2014 we will be required to include the deferred CODI into taxable income ratably over a five-year period ending in 2018. During this same period we will also be permitted to benefit from our deferred OID deductions. Because we have more CODI than the aggregate of our deferred and unaccrued OID on the relevant remaining debt instruments, we will have a future cash tax liability associated with our significant deferred CODI. We have reflected the associated cash tax liability in our deferred taxes for financial accounting purposes.

All of our deferred CODI will be accelerated into current taxable income if, prior to 2018, we engage in a so-called “impairment transaction” and the gross value of our assets immediately afterward is less than 110% of the sum of our total liabilities and the tax on the net amount of our deferred CODI and OID (the “110% test”) as determined under the applicable Treasury Regulations. An “impairment transaction” is any transaction that impairs our ability to pay the tax on our deferred CODI, and includes dividends or distributions with respect to our equity and charitable contributions, in each case in a manner that is not consistent with our historical practice within the meaning of the applicable Treasury Regulations.

Prior to 2018, our willingness to pay dividends or make distributions with respect to our equity could be adversely affected if, at the time, we do not meet the 110% test and, as a result, the payment of a dividend or the making of a distribution would accelerate the tax payable with respect to our deferred CODI. We believe that, based on our interpretation of applicable Treasury Regulations, the gross value of our assets exceeds 110% of the sum of our total liabilities and the tax on the net amount of our deferred CODI and OID as of the filing date of this Amendment No. 1 to the Annual Report on Form 10-K. However, we cannot assure you that this will continue to be true in the future.

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

Item 3. Legal Proceedings

We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state and local authorities, and by various partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.

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

We have derived the selected financial data presented below as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 from our audited consolidated financial statements and related notes, which are included elsewhere in this report. The selected financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements as of and for those periods, which are not included in this report.

The following are some of the items affecting comparability of the selected financial data for the periods presented:

•	During the years ended December 31, 2012 and 2011, we recorded net losses on extinguishments of long-term debt of $17.2 million and $118.9 million, respectively. During the year ended December 31, 2010, we recorded a net gain on extinguishments of long-term debt of $2.0 million. The amounts represented the difference between the amount paid upon extinguishment, including call premiums and expenses paid to the debt holders and agents, and the net carrying amount of the extinguished debt, adjusted for a portion of the unamortized deferred financing costs.

•	During the years ended December 31, 2009 and 2008, we recorded goodwill impairment charges of $241.8 million and $1,712.0 million, respectively. These impairments were primarily attributable to deterioration in macroeconomic conditions and overall declines in net sales.

	Years Ended December 31,
(dollars in millions)	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$10,128.2	$9,602.4	$8,801.2	$7,162.6	$8,071.2
Cost of sales	8,458.6	8,018.9	7,410.4	6,029.7	6,710.2

Gross profit	1,669.6	1,583.5	1,390.8	1,132.9	1,361.0
Selling and administrative expenses	1,029.5	990.1	932.1	821.1	894.8
Advertising expense	129.5	122.7	106.0	101.9	141.3
Goodwill impairment	—	—	—	241.8	1,712.0

Income (loss) from operations	510.6	470.7	352.7	(31.9)	(1,387.1)
Interest expense, net	(307.4)	(324.2)	(391.9)	(431.7)	(390.3)
Net (loss) gain on extinguishments of long-term debt	(17.2)	(118.9)	2.0	—	—
Other income, net	0.1	0.7	0.2	2.4	0.2

Income (loss) before income taxes	186.1	28.3	(37.0)	(461.2)	(1,777.2)
Income tax (expense) benefit	(67.1)	(11.2)	7.8	87.8	12.1

Net income (loss)	$119.0	$17.1	$(29.2)	$(373.4)	$(1,765.1)

Balance Sheet Data (at period end):
Cash and cash equivalents	$37.9	$99.9	$36.6	$88.0	$94.4
Working capital	666.5	538.1	675.4	923.2	877.6
Total assets	5,720.0	5,967.7	5,943.8	5,976.0	6,276.3
Total debt and capitalized lease obligations (1)	3,771.0	4,066.0	4,290.0	4,621.9	4,633.5
Total shareholders’ equity (deficit)	136.5	(7.3)	(43.5)	(44.7)	262.2
Other Financial Data:
Capital expenditures	$41.4	$45.7	$41.5	$15.6	$41.1
Depreciation and amortization	210.2	204.9	209.4	218.2	218.4
Gross profit as a percentage of net sales	16.5%	16.5%	15.8%	15.8%	16.9%
Ratio of earnings to fixed charges (2) (unaudited)	1.6	1.1	(a )	(a )	(a )
EBITDA (3) (unaudited)	703.7	557.4	564.3	188.7	(1,168.5)
Adjusted EBITDA (3) (unaudited)	766.6	717.3	601.8	465.4	570.6
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$317.4	$214.7	$423.7	$107.6	$215.4
Investing activities	(41.7)	(56.0)	(125.4)	(82.6)	(60.3)
Financing activities	(338.0)	(95.4)	(350.1)	(31.9)	(75.8)

(1)	Excludes obligations outstanding of $249.2 million, $278.7 million, $28.2 million, $25.0 million and $34.1 million, as of December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, respectively, under our inventory financing agreements. We do not include these obligations in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense under these agreements. These amounts are classified separately as accounts payable–inventory financing on our consolidated balance sheets.
(2)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes minus income from equity investments plus fixed charges. Fixed charges consist of interest expensed and the portion of rental expense we believe is representative of the interest component of rental expense.
(a)	For the years ended December 31, 2010, 2009 and 2008, earnings available for fixed charges were inadequate to cover fixed charges by $37.0 million, $461.2 million and $1,777.2 million, respectively.
(3)	EBITDA is defined as consolidated net income (loss) before interest income (expense), income tax benefit (expense), depreciation, and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, is calculated by adjusting EBITDA for certain items of income and expense including (but not limited to) the following: (a) non-cash equity-based compensation; (b) goodwill impairment charges; (c) sponsor fees; (d) certain consulting fees; (e) debt-related legal and accounting costs; (f) equity investment income and losses; (g) certain severance and retention costs; (h) gains and losses from the early extinguishment of debt; (i) gains and losses from asset dispositions outside the ordinary course of business; and (j) non-recurring, extraordinary or unusual gains or losses or expenses.

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

The following unaudited table sets forth reconciliations of GAAP net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in millions)	2012	2011	2010	2009	2008
Net income (loss)	$119.0	$17.1	$(29.2)	$(373.4)	$(1,765.1)
Depreciation and amortization	210.2	204.9	209.4	218.2	218.4
Income tax expense (benefit)	67.1	11.2	(7.8)	(87.8)	(12.1)
Interest expense, net	307.4	324.2	391.9	431.7	390.3

EBITDA	703.7	557.4	564.3	188.7	(1,168.5)

Non-cash equity-based compensation	22.1	19.5	11.5	15.9	17.8
Sponsor fees	5.0	5.0	5.0	5.0	5.0
Goodwill impairment	—	—	—	241.8	1,712.0
Consulting and debt-related professional fees	0.6	5.1	15.1	14.1	4.3
Net loss (gain) on extinguishments of long-term debt	17.2	118.9	(2.0)	—	—
Other adjustments (i)	18.0	11.4	7.9	(0.1)	—

Adjusted EBITDA	$766.6	$717.3	$601.8	$465.4	$570.6

(i)	Includes certain retention costs and equity investment income, a litigation loss in the fourth quarter of 2012, certain severance costs in 2009, and a gain related to the sale of the Informacast software and equipment in 2009.

The following unaudited table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the periods presented:

	Years Ended December 31,
(in millions)	2012	2011	2010	2009	2008
EBITDA	$703.7	$557.4	$564.3	$188.7	$(1,168.5)
Depreciation and amortization	(210.2)	(204.9)	(209.4)	(218.2)	(218.4)
Income tax (expense) benefit	(67.1)	(11.2)	7.8	87.8	12.1
Interest expense, net	(307.4)	(324.2)	(391.9)	(431.7)	(390.3)

Net income (loss)	119.0	17.1	(29.2)	(373.4)	(1,765.1)

Depreciation and amortization	210.2	204.9	209.4	218.2	218.4
Goodwill impairment	—	—	—	241.8	1,712.0
Equity-based compensation expense	22.1	19.5	11.5	15.9	17.8
Amortization of deferred financing costs and debt premium	13.6	15.7	18.0	16.2	38.6
Deferred income taxes	(56.3)	(10.2)	(4.3)	(94.4)	(39.9)
Allowance for doubtful accounts	—	0.4	(1.3)	(0.2)	0.4
Realized loss on interest rate swap agreements	—	2.8	51.5	103.2	18.6
Mark to market loss on interest rate derivatives	0.9	4.2	4.7	—	—
Net loss (gain) on extinguishments of long-term debt	17.2	118.9	(2.0)	—	—
Net loss (gain) on sale and disposal of assets	0.1	0.3	0.7	(1.7)	0.5
Changes in assets and liabilities	(9.4)	(158.3)	165.3	(18.0)	14.1
Other non-cash items	—	(0.6)	(0.6)	—	—

Net cash provided by operating activities	$317.4	$214.7	$423.7	$107.6	$215.4

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

Overview

CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of more than 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology “agnostic,” with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of more than 4,300 coworkers, including over 1,700 field sellers, highly skilled technology specialists and advanced service delivery engineers.

We are a leading U.S. sales channel partner for many original equipment manufacturers (“OEMs”) and software publishers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We believe we are an important extension of our vendor partners’ sales and marketing capabilities, providing them with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage and extensive customer access.

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

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, EBITDA and Adjusted EBITDA, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Adjusted EBITDA, a non-GAAP financial measure, also provides helpful information as it is the primary measure used in certain financial covenants contained in our senior credit facilities. See “Selected Financial Data” included elsewhere in this report for the definition of Adjusted EBITDA and a reconciliation to net income (loss).

The results of certain key business metrics are as follows:

(dollars in millions)	Years Ended December 31,
	2012	2011	2010
Net sales	$10,128.2	$9,602.4	$8,801.2
Gross profit	1,669.6	1,583.5	1,390.8
Income from operations	510.6	470.7	352.7
Net income (loss)	119.0	17.1	(29.2)
Adjusted EBITDA	766.6	717.3	601.8
Average daily sales	39.9	37.7	34.7
Net debt (defined as long-term debt plus capital leases minus cash and cash equivalents)	3,733.1	3,966.1	4,253.4
Cash conversion cycle (in days)	24	28	32

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$10,128.2	100.0%	$9,602.4	100.0%
Cost of sales	8,458.6	83.5	8,018.9	83.5

Gross profit	1,669.6	16.5	1,583.5	16.5
Selling and administrative expenses	1,029.5	10.2	990.1	10.3
Advertising expense	129.5	1.3	122.7	1.3

Income from operations	510.6	5.0	470.7	4.9
Interest expense, net	(307.4)	(3.0)	(324.2)	(3.4)
Net loss on extinguishments of long-term debt	(17.2)	(0.2)	(118.9)	(1.2)
Other income, net	0.1	—	0.7	—

Income before income taxes	186.1	1.8	28.3	0.3
Income tax expense	(67.1)	(0.7)	(11.2)	(0.1)

Net income	$119.0	1.1%	$17.1	0.2%

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

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2012 and 2011:

(dollars in millions)	Years Ended December 31,
	2012	2011	Dollar Change	Percent Change
Corporate:
Medium / Large	$4,448.5	$4,287.1	$161.4	3.8%
Small Business	1,064.3	1,047.3	17.0	1.6

Total Corporate	$5,512.8	$5,334.4	$178.4	3.3%

Public:
Government	$1,394.1	$1,343.5	$50.6	3.8%
Education	1,192.3	1,197.7	(5.4)	(0.4)
Healthcare	1,436.6	1,216.0	220.6	18.1

Total Public	$4,023.0	$3,757.2	$265.8	7.1%

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

Income from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$349.0	6.3%	$331.6	6.2%	5.2%
Public	246.7	6.1	233.3	6.2	5.7
Other	18.6	3.1	17.5	3.4	6.5
Headquarters (2)	(103.7)	nm *	(111.7)	nm *	7.2

Total income from operations	$510.6	5.0%	$470.7	4.9%	8.5%

*	Not meaningful
(1)	Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.
(2)	Includes Headquarters’ function costs that are not allocated to the segments.

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

Corporate segment income from operations was $349.0 million in 2012, an increase of $17.4 million, or 5.2%, compared to $331.6 million in 2011. This increase was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative expenses, resulting in a net increase in segment operating income before allocations of $14.4 million in 2012 compared to 2011. In addition, Corporate segment income from operations benefited from an increase of $2.5 million in income allocations from our logistics operations and a decrease of $0.5 million in Headquarters’ expense allocations in 2012 compared to 2011. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support costs remained flat.

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

In April and May 2011, we purchased $1,078.0 million of senior notes due 2015, funded with the issuance of $1,175.0 million of senior notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $114.1 million, representing the difference between the purchase price of the senior notes due 2015 at 109% of the principal amount and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

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

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2011 and 2010:

(dollars in millions)	Years Ended December 31,
	2011	2010	Dollar Change	Percent Change
Corporate:
Medium / Large	$4,287.1	$3,867.3	$419.8	10.9%
Small Business	1,047.3	966.3	81.0	8.4

Total Corporate	$5,334.4	$4,833.6	$500.8	10.4%

Public:
Government	$1,343.5	$1,368.6	$(25.1)	(1.8)%
Education	1,197.7	1,200.6	(2.9)	(0.2)
Healthcare	1,216.0	991.4	224.6	22.7

Total Public	$3,757.2	$3,560.6	$196.6	5.5%

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

Corporate segment net sales in 2011 increased $500.8 million, or 10.4%, compared to 2010. Within our Corporate segment, net sales to medium / large customers increased 10.9% between years, and net sales to small business customers increased 8.4% between years. These increases were primarily a result of hardware unit volume growth, most notably in notebook/mobile devices and netcomm products, and growth in software products as we continued to benefit from increased demand from our Corporate customers. Public segment net sales in 2011 increased $196.6 million, or 5.5%, between years as growth in the healthcare customer channel more than offset slight declines in the government and education customer channels. Net sales to healthcare customers increased $224.6 million, or 22.7%, between years, primarily driven by hardware unit volume increases in desktop computers, notebook/mobile devices and netcomm products, growth in software products and additional sales from an expanded relationship with a group purchasing organization. Net sales to government customers decreased $25.1 million, or 1.8%, in 2011 compared to 2010 driven by a 10.2% decline between years for the first nine months of 2011, partially offset by net sales growth of 22.8% between years for the fourth quarter of 2011. Although government spending was impacted negatively throughout 2011 as a result of budget constraints and uncertainty, net sales to federal government customers drove the fourth quarter increase of 22.8% in the government customer channel. The fourth quarter of 2011 benefited from increased orders placed late in the third quarter, the end of the federal government’s fiscal year, that shipped during the fourth quarter, compared to the same period of the prior year. Net sales to education customers decreased $2.9 million, or 0.2%, between years, due to continuing budget pressures.

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

Income from operations

The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$331.6	6.2%	$256.2	5.3%	29.4%
Public	233.3	6.2	193.0	5.4	20.9
Other	17.5	3.4	14.3	3.5	22.3
Headquarters (2)	(111.7)	nm *	(110.8)	nm *	(0.8)

Total income from operations	$470.7	4.9%	$352.7	4.0%	33.5%

*	Not meaningful
(1)	Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments, and volume rebates and cooperative advertising from vendors.
(2)	Includes Headquarters’ function costs that are not allocated to the segments.

Income from operations was $470.7 million in 2011, an increase of $118.0 million, or 33.5%, compared to $352.7 million in 2010. This increase was driven by higher net sales and gross profit, partially offset by higher advertising expense and selling and administrative expenses.

Corporate segment income from operations was $331.6 million in 2011, an increase of $75.4 million, or 29.4%, compared to $256.2 million in 2010. The increase in Corporate segment income from operations was primarily driven by higher net sales and gross profit margin, partially offset by higher selling and administrative costs, resulting in a net increase before allocations of $49.6 million in 2011 compared to 2010. In addition, Corporate segment income from operations benefited from an increase of $28.3 million in income allocations from our logistics operations in 2011 compared to 2010. The improved profitability of our logistics operations was driven by stronger operating leverage given higher purchase volumes while support structure costs remained flat. Partially offsetting the above items was an increase in Headquarters’ expense allocations to the Corporate segment of $2.5 million.

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

The loss from operations for our Headquarters’ function of $111.7 million in 2011 was flat compared to the loss from operations of $110.8 million in 2010.

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

In April and May 2011, we purchased $1,078.0 million of senior notes due 2015, funded with the issuance of $1,175.0 million of senior notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $114.1 million, representing the difference between the purchase price of the senior notes due 2015 at 109% of the principal amount and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

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

Operating Activities

Net cash provided by operating activities for 2012 increased $102.7 million compared to 2011. The increase was primarily driven by changes in assets and liabilities, resulting in a $148.9 million increase in net cash provided by operating activities between periods. Despite a 2012 fourth quarter increase in net sales of 4.9% between years, accounts receivable remained relatively flat from the prior year end driven by improved collection results, particularly within the Public segment. Accounts receivable in 2011 represented a use of cash of $183.4 million, primarily due to a 2011 fourth quarter increase in net sales of 9.3% from the same period in the prior year. Merchandise inventory also contributed $36.1 million of the increase in cash between years driven by a return to more normalized inventory levels in 2012 following the build-up at the end of 2011 related to the hard drive shortage from the Thailand floods, along with a higher percentage of drop shipments from vendor partners and distributors in 2012 compared to 2011. Partially offsetting these factors in 2012 was a $54.1 million decrease in other assets as we collected $53.3 million in income tax refunds in 2011 that did not repeat in 2012. Net income adjusted for the impact of non-cash items such as losses on extinguishment of long-term debt was $326.8 million in 2012 compared to $373.0 million in 2011, or a decrease of $46.2 million. Improved operating performance in 2012 drove higher net income between years, but also higher net cash income taxes paid. Net cash income taxes paid in 2012 were $123.2 million compared to a net cash tax refund of $20.9 million in 2011. In addition to the $53.3 million in cash tax refunds received in 2011, we also fully utilized our remaining federal net operating tax loss carryforwards during 2011.

Net cash provided by operating activities for 2011 decreased $209.0 million compared to 2010. The decrease was primarily driven by the changes in assets and liabilities, resulting in a $323.6 million reduction in cash between years. For 2011, the changes in assets and liabilities, excluding cash and cash equivalents, reduced cash by $158.3 million compared to a cash contribution of $165.3 million in 2010. The most significant driver of the cash contribution in 2010 was an increase in accounts payable-trade of $269.3 million as we reduced the amount of accelerated payments we made in exchange for early pay discounts at December 31, 2010 compared to the prior year. Accounts payable-trade decreased $19.8 million in 2011 compared to 2010, resulting in a relatively small reduction in cash. Cash flow from operating activities was further reduced by $101.9 million in 2011 compared to 2010 following an increase in accounts receivable between years driven by higher fourth quarter net sales in 2011. During 2011, we collected $53.3 million in cash tax refunds which reduced other assets between years, resulting in an increase in cash flow from operating activities. Net income, adjusting for the impact of non-cash items such as losses on extinguishment of long-term debt, increased $114.6 million between years reflecting our improved operating results in 2011.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table presents the components of our cash conversion cycle:

(in days)	December 31,
	2012	2011	2010
Days of sales outstanding (DSO) (1)	42	45	43
Days of supply in inventory (DIO) (2)	14	15	15
Days of purchases outstanding (DPO) (3)	(32)	(32)	(26)

Cash conversion cycle	24	28	32

(1)	Represents the rolling three month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.
(2)	Represents the rolling three month average of the balance of inventory at the end of the period divided by average daily cost of goods sold for the same three-month period.
(3)	Represents the rolling three month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of goods sold for the same three-month period.

The cash conversion cycle decreased to 24 days at December 31, 2012 compared to 28 days at December 31, 2011, driven by improvements in DSO and DIO. The DSO decline was primarily related to improved collections in the Public segment. The DIO decline was primarily related to an increase in the percentage of products delivered to customers via drop-shipment in 2012 compared to 2011, which had the effect of increasing cost of sales without a corresponding increase in inventory-related working capital.

The cash conversion cycle decreased to 28 days at December 31, 2011 compared to 32 days at December 31, 2010, driven by a six-day increase in DPO. The increase in DPO reflected a higher combined balance of accounts payable-trade and accounts payable-inventory financing at December 31, 2011 compared to December 31, 2010 as purchase volumes increased to support higher net sales and we received more favorable payment terms for payables related to certain vendors. The two-day increase in DSO primarily reflected our overall sales growth and a higher proportion of government sales in the fourth quarter of 2011 compared to the same period in 2010.

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

Financing Activities

Net cash used in financing activities increased $242.6 million in 2012 compared to 2011. This change was primarily driven by 2011 net inflows from accounts payable-inventory financing of $250.5 million compared to 2012 outflows of $29.5 million, resulting in a total impact on the change in cash used in financing activities of $280.0 million from accounts payable-inventory financing. The reduction in cash during 2012 from accounts payable-inventory financing was primarily due to the termination of one of our inventory financing agreements in the first quarter of 2012, with amounts owed for subsequent purchases being included in accounts payable-trade on the consolidated balance sheet and classified as cash flows from operating activities on the consolidated statement of cash flows. As discussed below under “Inventory Financing Arrangements,” in June 2011 we entered into a new inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from a certain vendor. Inventory purchases from this vendor under the June 2011 inventory financing agreement are included in accounts payable-inventory financing and reported as cash flows from financing activities. The net impact of our debt transactions resulted in cash outflows of $310.6 million during 2012 and $346.5 million during 2011 as cash was used in each period to reduce our total long-term debt. Each debt transaction is described below under “Long-Term Debt and Financing Arrangements”.

Net cash used in financing activities decreased $254.7 million in 2011 compared to 2010, primarily driven by higher cash inflows of $247.3 million from accounts payable-inventory financing. As discussed below under “Inventory Financing Arrangements,” inventory purchases from a certain vendor under a new inventory financing agreement are included in accounts payable-inventory financing and reported as cash flows from financing activities. A combination of the increase in overall purchase volume under inventory financing agreements to support higher net sales in 2011 along with more favorable payment terms under the new inventory financing agreement drove the majority of the increase in cash flows from financing activities during 2011 compared to 2010. The net impact of our debt transactions resulted in cash outflows of $346.5 million during 2011 compared to cash outflows of $352.7 million during 2010 as cash was used in each period to reduce our total long-term debt. Each debt transaction is described below under “Long-Term Debt and Financing Arrangements”.

Long-Term Debt and Financing Arrangements

Long-term debt was as follows:

(dollars in millions)		December 31,
	Interest rate (1)	2012	2011
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Unamortized premium on senior notes due 2019		5.0	—
Senior notes due 2015	—%	—	129.0
Senior subordinated notes due 2017	12.535%	621.5	721.5

Total long-term debt		3,771.0	4,066.0
Less current maturities of long-term debt		(40.0)	(201.0)

Long-term debt, excluding current maturities		$3,731.0	$3,865.0

(1)	Weighted-average interest rate as of December 31, 2012.

As of December 31, 2012, we were in compliance with the covenants under our various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At December 31, 2012, we had no outstanding borrowings under the Revolving Loan, $1.7 million of undrawn letters of credit and $275.9 million reserved related to the floorplan sub-facility.

On June 24, 2011, we entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increased the overall revolving credit facility capacity available to us from $800.0 million to $900.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) added a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the maturity of certain subject debt, if excess cash availability does not exceed an amount equal to $150 million plus the outstanding borrowings under such subject debt, (iv) increased the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increased the applicable interest rate margin, and (vi) incorporated a $300.0 million floorplan sub-facility, which was increased to $400.0 million on August 2, 2011. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $1.6 million in the consolidated statement of operations for the year ended December 31, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.

As described in Note 5 to the consolidated financial statements, we have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers. In connection with the floorplan sub-facility, we entered into an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and noninterest bearing. We will either pay the outstanding Revolving Loan inventory financing agreement amounts when they become due, or the Revolving Loan’s administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of December 31, 2012, the financial intermediary reported an outstanding balance of $267.9 million under the Revolving Loan inventory financing agreement, which did not reflect payments we made on December 31, 2012. The total amount reported on the consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $19.6 million less than the $267.9 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $8.0 million in reserves for open orders that reduce the availability under the Revolving Loan. Changes in cash flows from the Revolving Loan inventory financing agreement are reported in financing activities on the consolidated statement of cash flows.

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

Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2012, the borrowing base was $1,018.2 million based on the amount of eligible inventory and accounts receivable balances as of November 30, 2012. We could have borrowed up to an additional $622.4 million under the Revolving Loan at December 31, 2012.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should we fall below the minimum average daily excess cash availability requirement for five consecutive business days, we become subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

Senior Secured Term Loan Facility (“Term Loan”)

At December 31, 2012, the outstanding principal amount of the Term Loan was $1,339.5 million, with $421.3 million of non-extended term loans due October 10, 2014 and $918.2 million of extended term loans due July 15, 2017. The effective weighted-average interest rate on Term Loan principal amounts outstanding on December 31, 2012 was 3.9% per annum.

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

On March 11, 2011, we entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to extended loans, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to extended loans, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or repricings of any extended loans for the six-month period following the effective date of the amendment. In connection with this amendment, we recorded a loss on extinguishment of long-term debt of $3.2 million in the consolidated statement of operations for the year ended December 31, 2011. This loss represented a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.

The Term Loan requires us to make certain mandatory prepayments of principal amounts under certain circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. Excess cash flow is defined as Adjusted EBITDA, plus items such as reductions in working capital, less items such as increases in working capital, certain taxes paid in cash, interest that will be paid in cash, capital expenditures and repayment of long-term indebtedness. The total net leverage ratio was 5.2 at December 31, 2012. On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount. The prepayment was allocated on a pro rata basis between the extended and non-extended term loans. The optional prepayment satisfied the excess cash flow payment provision of the Term Loan with respect to the year ended December 31, 2012. We were required to make a mandatory prepayment of $201.0 million under the excess cash flow provision with respect to the year ended December 31, 2011. The requirement was satisfied through $180.0 million of optional prepayments in February 2012 and $21.0 million of mandatory prepayments in March 2012. The prepayments were allocated on a pro rata basis between the extended and non-extended term loans. On March 16, 2011, we made a mandatory prepayment of $132.0 million with respect to the year ended December 31, 2010, under the excess cash flow provision.

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates.

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

We are required to maintain interest rate derivative arrangements to fix or cap the interest rate on at least 50% of the outstanding principal amount of the Term Loan through maturity, subject to certain limitations currently in effect. We utilize interest rate cap agreements to maintain compliance with this requirement. We have ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. Of the ten cap agreements, four entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The other six cap agreements entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of our interest rate cap agreements was $0.1 million at December 31, 2012.

8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)

The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At December 31, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The Senior Secured Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory

(excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5 to the consolidated financial statements), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The indenture governing the Senior Secured Notes contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The indenture governing the Senior Secured Notes does not contain any financial covenants.

11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)

At December 31, 2012, there were no outstanding Senior Notes due 2015.

On April 13, 2011, we completed a cash tender offer (the “Initial Senior Notes due 2015 Tender Offer”) and purchased $665.1 million aggregate principal amount of Senior Notes due 2015 comprised of $519.2 million of the Senior Exchange Notes and $145.9 million of the PIK Election Notes. We concurrently issued $725.0 million aggregate principal amount of Senior Notes (as defined below). The proceeds from this issuance, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes due 2015, including $665.1 million aggregate principal amount of Senior Notes due 2015, $59.9 million in tender offer premium and $36.5 million of accrued and unpaid interest, along with transaction fees and expenses.

On May 20, 2011, we completed a follow-on cash tender offer (the “Follow-on Senior Notes due 2015 Tender Offer,” and together with the Initial Senior Notes due 2015 Tender Offer, the “Senior Notes due 2015 Tender Offers”) and purchased an additional $412.8 million aggregate principal amount of Senior Notes due 2015 comprised of $321.4 million of the Senior Exchange Notes and $91.4 million of the PIK Election Notes. We concurrently issued $450.0 million aggregate principal amount of additional Senior Notes. The proceeds from this offering, together with cash on hand and borrowings under the then-outstanding revolving loan credit facility, were used to fund the purchase of the tendered Senior Notes due 2015, including $412.8 million aggregate principal amount of Senior Notes due 2015, $37.2 million in tender offer premium and $4.5 million of accrued and unpaid interest, along with transaction fees and expenses.

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

We funded the purchases and redemptions of the Senior Notes due 2015 with the issuance of $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par on February 17, 2012. The proceeds from this issuance, together with cash on hand and borrowings under the Revolving Loan, funded the purchase of the tendered and redeemed Senior Notes due 2015, including $129.0 million aggregate principal amount of Senior Notes due 2015, $7.9 million in tender and redemption premiums and $5.0 million of accrued and unpaid interest, along with transaction fees and expenses.

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

8.5% Senior Notes due 2019 (“Senior Notes”)

As discussed above, on April 13, 2011, we issued $725.0 million principal amount of Senior Notes and on May 20, 2011, we issued an additional $450.0 million aggregate principal amount of Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes due 2015 Tender Offers.

On February 17, 2012, we issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The proceeds from this issuance together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the 2012 tender offer to purchase any and all of the remaining $129.0 million aggregate principal amount of Senior Notes due 2015. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the Senior Notes and is being amortized as a reduction to interest expense over the term of the related debt. At December 31, 2012, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $5.0 million in unamortized premium. The Senior Notes mature on April 1, 2019.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The indenture governing the Senior Notes contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The indenture governing the Senior Notes does not contain any financial covenants.

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

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The indenture governing the Senior Subordinated Notes contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The indenture governing the Senior Subordinated Notes does not contain any financial covenants.

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

We maintain a senior secured asset-based revolving credit facility as described in Note 7 to our consolidated financial statements, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we maintain the Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing. At December 31, 2012 and 2011, we reported $248.3 million $240.7 million, respectively, for this agreement within accounts payable-inventory financing on the consolidated balance sheets.

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

(in millions)	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Revolving Loan (1)	$—	$—	$—	$—	$—
Term Loan (2)	1,533.4	91.7	493.6	948.1	—
Senior Secured Notes (3)	740.0	40.0	80.0	80.0	540.0
Senior Notes (3)	2,026.1	110.9	221.9	221.9	1,471.4
Senior Subordinated Notes (3)	1,010.4	77.9	155.8	776.7	—
Operating leases (4)	106.2	18.3	35.9	23.7	28.3
Asset retirement obligations (5)	0.5	—	—	0.5	—

Total	$5,416.6	$338.8	$987.2	$2,050.9	$2,039.7

(1)	Includes only principal payments. Excludes interest payments and fees related to this facility because of variability with respect to the timing of advances and repayments.
(2)	Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for the variable rate debt were calculated using interest rates as of December 31, 2012. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.
(3)	Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is calculated using the stated interest rate. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. See “Subsequent Events” for a description of refinancing transactions completed during 2013.
(4)	Includes the minimum lease payments for non-cancelable leases for properties and equipment used in our operations.
(5)	Represent commitments to return property subject to operating leases to original condition upon lease termination.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Inflation has not had a material impact on our operating results. We generally have been able to pass along price increases to our customers, though certain economic factors and technological advances in recent years have tended to place downward pressure on pricing. We also have been able to generally offset the effects of inflation on operating costs by continuing to emphasize productivity improvements and by accelerating our overall cash conversion cycle. There can be no assurances, however, that inflation would not have a material impact on our sales or operating costs in the future.

Commitments and Contingencies

We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state and local authorities, and by various partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.

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

We also sell certain products for which we act as an agent. Products in this category include the sale of third-party services, warranties or software assurance (“SA”) or third-party hosted Software as a Service and Infrastructure as a Service arrangements. SA is a product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

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

Goodwill and Other Intangible Assets

Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level. Our reporting units used to assess potential goodwill impairment are the same as our operating segments. We are required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. We have the option of performing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment or performing a quantitative assessment by comparing a reporting unit’s estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the reporting units’ fair value in an orderly transaction between market participants. Under the income approach, we determine fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, we utilize valuation multiples derived from publicly available information for peer group companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. We have weighted the income approach and the market approach at 75% and 25%, respectively.

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

Recent Accounting Pronouncements

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which was intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit’s fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

On March 8, 2013, we redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $3.9 million in our consolidated statement of operations for the three months ended March 31, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.

On April 29, 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the “New Term Loan Facility”). Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the Term Loan. The New Term Loan Facility was issued at a price of 99.75%. Borrowings under the New Term Loan Facility bear interest at LIBOR plus a margin ranging from 2.25% to 2.50% with a LIBOR floor of 1.00%. The New Term Loan Facility is subject to 0.25% quarterly amortization of the original principal amount, payable on a quarterly basis commencing with the quarter ending June 30, 2013. Additionally, the New Term Loan Facility is subject to similar requirements as was the Term Loan to make mandatory annual excess cash flow prepayments. Unlike the Term Loan, the New Term Loan Facility does not include a senior secured leverage ratio requirement or a hedging requirement. In connection with this refinancing, we expect to record a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations during the second quarter of 2013, primarily related to the write-off of unamortized deferred financing costs.

On May 31, 2013, we issued a conditional notice of redemption to the holders of the Senior Secured Notes notifying such holders that, subject to the completion of our proposed initial public offering of its common shares, we will use a portion of the net proceeds received from such offering to redeem $175.0 million aggregate principal amount of Senior Secured Notes at a redemption price of 108.000% plus accrued and unpaid interest thereon to the date of redemption.

In June 2013, our board of directors and shareholder approved the reclassification of our Class A common shares and Class B common shares into a single class of common shares and a 143.0299613-for-1 stock split, effective immediately. The par value of the common shares was maintained at $0.01 per share. All references to common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reclassification and stock split on a retroactive basis.

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

These interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for accounting purposes. Instead, these agreements are recorded at fair value on the Company’s consolidated balance sheet each period, with changes in fair value recorded directly to interest expense, net in the Company’s consolidated statements of operations each period.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” for information on cash flows, interest rates and maturity dates of our debt obligations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder

CDW Corporation

We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and December 31, 2011. Our audit also includes the financial statement schedule listed in the Index at Item 15(a)(2) for the information presented for the years ended December 31, 2012 and December 31, 2011. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois

March 8, 2013

except for the disclosure of the term loan refinancing as described in Note 20, as to which the date is May 17, 2013, and except for the disclosure of the common stock split as described in Note 20 and the reporting and display of earnings per share as described in Note 12, as to which the date is June 13, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Shareholder of CDW Corporation:

In our opinion, the consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the year ended December 31, 2010 present fairly, in all material respects, the results of operations and cash flows of CDW Corporation for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois

March 4, 2011, except for the effects of the revision discussed in Note 1 (not presented herein) and Note 5 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2011 annual report on Form 10-K, as to which the date is September 23, 2011 and, except for the earnings per share information included in the consolidated statement of operations and in Note 12 to the consolidated financial statements, as to which the date is March 21, 2013, and except for the effects of the stock split discussed in Note 20 as to which the date is June 13, 2013.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per-share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$37.9	$99.9
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.4, respectively	1,285.0	1,273.0
Merchandise inventory	314.6	321.7
Miscellaneous receivables	148.5	143.6
Deferred income taxes	14.1	24.6
Prepaid expenses and other	34.6	34.7

Total current assets	1,834.7	1,897.5
Property and equipment, net	142.7	154.3
Goodwill	2,209.3	2,208.4
Other intangible assets, net	1,478.5	1,636.0
Deferred financing costs, net	53.2	68.5
Other assets	1.6	3.0

Total assets	$5,720.0	$5,967.7

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable-trade	$518.6	$517.8
Accounts payable-inventory financing	249.2	278.7
Current maturities of long-term debt	40.0	201.0
Deferred revenue	57.8	45.9
Accrued expenses:
Compensation	99.4	106.6
Interest	50.7	54.9
Sales taxes	22.6	23.1
Advertising	33.9	38.8
Other	96.0	92.6

Total current liabilities	1,168.2	1,359.4
Long-term liabilities:
Debt	3,731.0	3,865.0
Deferred income taxes	624.3	692.0
Accrued interest	8.0	13.0
Other liabilities	52.0	45.6

Total long-term liabilities	4,415.3	4,615.6
Commitments and contingencies
Shareholders’ equity (deficit):
Common shares, $0.01 par value, 286.1 shares authorized; 145.2 and 144.9 shares issued, respectively; 145.1 and 144.8 shares outstanding, respectively	1.4	1.4
Paid-in capital	2,207.7	2,184.7
Accumulated deficit	(2,073.0)	(2,191.3)
Accumulated other comprehensive income (loss)	0.4	(2.1)

Total shareholders’ equity (deficit)	136.5	(7.3)

Total liabilities and shareholders’ equity (deficit)	$5,720.0	$5,967.7

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$10,128.2	$9,602.4	$8,801.2
Cost of sales	8,458.6	8,018.9	7,410.4

Gross profit	1,669.6	1,583.5	1,390.8
Selling and administrative expenses	1,029.5	990.1	932.1
Advertising expense	129.5	122.7	106.0

Income from operations	510.6	470.7	352.7
Interest expense, net	(307.4)	(324.2)	(391.9)
Net (loss) gain on extinguishments of long-term debt	(17.2)	(118.9)	2.0
Other income, net	0.1	0.7	0.2

Income (loss) before income taxes	186.1	28.3	(37.0)
Income tax (expense) benefit	(67.1)	(11.2)	7.8

Net income (loss)	$119.0	$17.1	$(29.2)
Net income (loss) per common share
Basic	$0.82	$0.12	$(0.20)
Diluted	$0.82	$0.12	$(0.20)
Weighted-average number of common shares outstanding
Basic	145.1	144.8	144.4
Diluted	145.8	144.9	144.4

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

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions)

	Total Shareholders’ Equity (Deficit)	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$(44.7)	$1.4	$2,154.0	$(2,178.8)	$(21.3)
Equity-based compensation expense	11.5	—	11.5	—	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(0.2)	—	(0.2)	—	—
Net loss	(29.2)	—	—	(29.2)	—
Change in unrealized loss on interest rate swap agreements, net of tax	(32.1)	—	—	—	(32.1)
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net loss, net of tax	47.3	—	—	—	47.3
Foreign currency translation adjustment	3.9	—	—	—	3.9

Balance at December 31, 2010	$(43.5)	$1.4	$2,165.3	$(2,208.0)	$(2.2)
Equity-based compensation expense	19.5	—	19.5	—	—
Investment from CDW Holdings LLC	1.0	—	1.0	—	—
Repurchase of Common Shares	(0.4)	—	—	(0.4)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.1)	—	(1.1)	—	—
Net income	17.1	—	—	17.1	—
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net income, net of tax	1.9	—	—	—	1.9
Foreign currency translation adjustment	(1.8)	—	—	—	(1.8)

Balance at December 31, 2011	$(7.3)	$1.4	$2,184.7	$(2,191.3)	$(2.1)
Equity-based compensation expense	22.1	—	22.1	—	—
Investment from CDW Holdings LLC	2.8	—	2.8	—	—
Repurchase of Common Shares	(0.7)	—	—	(0.7)	—
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	(1.4)	—	(1.4)	—	—
Incentive compensation plan units withheld for taxes	(0.5)	—	(0.5)	—	—
Net income	119.0	—	—	119.0	—
Foreign currency translation adjustment	2.5	—	—	—	2.5

Balance at December 31, 2012	$136.5	$1.4	$2,207.7	$(2,073.0)	$0.4

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$119.0	$17.1	$(29.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	210.2	204.9	209.4
Equity-based compensation expense	22.1	19.5	11.5
Deferred income taxes	(56.3)	(10.2)	(4.3)
Allowance for doubtful accounts	—	0.4	(1.3)
Amortization of deferred financing costs and debt premium	13.6	15.7	18.0
Net loss (gain) on extinguishments of long-term debt	17.2	118.9	(2.0)
Realized loss on interest rate swap agreements	—	2.8	51.5
Mark to market loss on interest rate derivatives	0.9	4.2	4.7
Net loss on sale and disposals of assets	0.1	0.3	0.7
Other	—	(0.6)	(0.6)
Changes in assets and liabilities:
Accounts receivable	(10.4)	(183.4)	(81.5)
Merchandise inventory	7.1	(29.0)	(34.9)
Other assets	(3.8)	50.3	(61.9)
Accounts payable-trade	0.8	(19.8)	269.3
Other current liabilities	(2.1)	39.6	77.8
Long-term liabilities	(1.0)	(16.0)	(3.5)

Net cash provided by operating activities	317.4	214.7	423.7

Cash flows from investing activities:
Capital expenditures	(41.4)	(45.7)	(41.5)
Cash settlements on interest rate swap agreements	—	(6.6)	(78.2)
Premium payments on interest rate cap agreements	(0.3)	(3.7)	(5.9)
Proceeds from sale of assets and other	—	—	0.2

Net cash used in investing activities	(41.7)	(56.0)	(125.4)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	289.0	1,295.0	770.8
Repayments of borrowings under revolving credit facility	(289.0)	(1,483.2)	(1,074.1)
Repayments of long-term debt	(201.0)	(132.0)	(16.5)
Proceeds from issuance of long-term debt	135.7	1,175.0	500.0
Payments to extinguish long-term debt	(243.2)	(1,175.0)	(518.6)
Payments of debt financing costs	(2.1)	(26.3)	(14.3)
Investment from CDW Holdings LLC, net	2.8	1.0	—
Net change in accounts payable-inventory financing	(29.5)	250.5	3.2
Repurchase of common shares	(0.7)	(0.4)	—
Principal payments under capital lease obligations	—	—	(0.6)

Net cash used in financing activities	(338.0)	(95.4)	(350.1)

Effect of exchange rate changes on cash and cash equivalents	0.3	—	0.4

Net (decrease) increase in cash and cash equivalents	(62.0)	63.3	(51.4)
Cash and cash equivalents – beginning of period	99.9	36.6	88.0

Cash and cash equivalents – end of period	$37.9	$99.9	$36.6

Supplementary disclosure of cash flow information:
Interest paid, including cash settlements on interest rate swap agreements	$(302.7)	$(332.9)	$(377.0)
Taxes (paid) refunded, net	$(123.2)	$20.9	$(48.0)
Non-cash investing and financing activities:
Capital expenditures accrued in accounts payable-trade	$0.5	$1.1	$—

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the U.S. and Canada. The Company’s offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets

The Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has the option of performing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment or performing a quantitative assessment by comparing a reporting unit’s estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. This assessment uses significant accounting judgments, estimates and assumptions. Any changes in the judgments, estimates or assumptions used could produce significantly different results. During the years ended December 31, 2012, 2011 and 2010, the Company recorded no goodwill impairment charges. See Note 4 for more information on the Company’s evaluations of goodwill for impairment.

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

Revenues from the sales of hardware products or software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier, or (iii) via electronic delivery for software licenses. At the time of sale, the Company records an estimate for sales returns and allowances based on historical experience. The Company’s vendor partners warrant most of the products the Company sells.

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 which was intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more likely than not that a reporting unit’s fair value is equal to or greater than its carrying amount using the qualitative assessment, the entity would not be required to perform the two-step goodwill impairment test for that reporting unit. This update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which amended guidance on the presentation of comprehensive income. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. It required an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, the FASB issued ASU 2011-12 in December 2011, which deferred changes in ASU 2011-05 that relate to the presentation of reclassification adjustments between other comprehensive income and net income. The guidance did not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. These updates were to be applied retrospectively and were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012. As this guidance impacts presentation only, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

As described in Note 1, the Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. The Company also has two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other” for segment reporting purposes. The Company has the option of performing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment or performing a quantitative assessment by comparing a reporting unit’s estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, the Company utilized valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples were applied to the reporting units. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, gross margins, operating margins, discount rates and future market conditions, among others.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in goodwill by segment for the years ended December 31, 2012 and 2011:

(in millions)	Corporate	Public	Other (1)	Consolidated
Balances as of December 31, 2010:
Goodwill	$2,794.4	$1,261.4	$107.1	$4,162.9
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)

	$1,223.0	$907.3	$78.8	$2,209.1
2011 Activity:
Translation adjustment	$—	$—	$(0.7)	$(0.7)

	$—	$—	$(0.7)	$(0.7)
Balances as of December 31, 2011:
Goodwill	$2,794.4	$1,261.4	$106.4	$4,162.2
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)

	$1,223.0	$907.3	$78.1	$2,208.4
2012 Activity:
Translation adjustment	$—	$—	$0.9	$0.9

	$—	$—	$0.9	$0.9
Balances as of December 31, 2012:
Goodwill	$2,794.4	$1,261.4	$107.3	$4,163.1
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)

	$1,223.0	$907.3	$79.0	$2,209.3

(1)	Other is comprised of CDW Advanced Services and Canada reporting units.

The following table presents a summary of intangible assets at December 31, 2012 and 2011:

(in millions)
December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,861.7	$733.3	$1,128.4
Trade name	421.0	109.9	311.1
Internally developed software	97.4	60.1	37.3
Other	3.3	1.6	1.7

Total	$2,383.4	$904.9	$1,478.5

December 31, 2011
Customer relationships	$1,861.4	$593.2	$1,268.2
Trade name	421.0	88.8	332.2
Internally developed software	77.1	43.3	33.8
Other	3.3	1.5	1.8

Total	$2,362.8	$726.8	$1,636.0

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

The Company maintains a senior secured asset-based revolving credit facility as described in Note 7, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing. At December 31, 2012 and 2011, the Company reported $248.3 million and $240.7 million, respectively, for this agreement within accounts payable-inventory financing on the consolidated balance sheets.

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

At December 31, 2012 and 2011, amounts owed under other inventory financing agreements of $0.9 million and $7.7 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable. The remaining amounts owed under other inventory financing agreements were not collateralized.

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:

(in millions)
Years ending December 31,
2013	$18.3
2014	18.3
2015	17.6
2016	13.1
2017	10.6
Thereafter	28.3

Total future minimum lease payments	$106.2

7.	Long-Term Debt

Long-term debt was as follows:

(dollars in millions)		December 31,
	Interest Rate (1)	2012	2011
Senior secured asset-based revolving credit facility	—	$—	$—
Senior secured term loan facility	3.9%	1,339.5	1,540.5
Senior secured notes due 2018	8.0%	500.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,175.0
Unamortized premium on senior notes due 2019		5.0	—
Senior subordinated notes due 2017	12.535%	621.5	721.5
Senior notes due 2015	—	—	129.0

Total long-term debt		3,771.0	4,066.0
Less current maturities of long-term debt		(40.0)	(201.0)

Long-term debt, excluding current maturities		$3,731.0	$3,865.0

(1)	Weighted-average interest rate as of December 31, 2012.

As of December 31, 2012, the Company was in compliance with the covenants under its various credit agreements and indentures as described below. Under the indentures governing the Senior Notes and Senior Secured Notes, which contain the most restrictive restricted payment provisions in the Company’s various credit agreements and indentures, CDW LLC and its restricted subsidiaries are generally restricted from paying dividends and making other restricted payments unless CDW LLC could incur an additional dollar of indebtedness under its fixed charges ratio covenant and the amount of such dividend or other restricted payment, together with the amount of all other dividends and restricted payments made from January 1, 2011 through the end of the most recently ended fiscal quarter, is less than 50% of consolidated net income (less 100% of any consolidated net loss), adjusted for certain items, plus the amount of certain other items occurring during that period that increase (and in some cases decrease) the amounts available for such payments. At December 31, 2012, the amount of consolidated net income free of restrictions under the credit agreements and indentures was $146.7 million.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

At December 31, 2012, the Company had no outstanding borrowings under the Revolving Loan, $1.7 million of undrawn letters of credit and $275.9 million reserved related to the floorplan sub-facility.

On June 24, 2011, the Company entered into the Revolving Loan, a new five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016, subject to an acceleration provision discussed below. The Revolving Loan replaced the Company’s previous revolving loan credit facility that was to mature on October 12, 2012. The Revolving Loan (i) increased the overall revolving credit facility capacity available to the Company from $800.0 million to $900.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $100.0 million to $200.0 million, (iii) added a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the maturity of the non-extended portion of the Company’s senior secured term loan

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facility, if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) increased the fee on the unused portion of the revolving credit facility from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization, (v) increased the applicable interest rate margin, and (vi) incorporated a $300.0 million floorplan sub-facility, which was increased to $400.0 million on August 2, 2011. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1.6 million in the Company’s consolidated statement of operations for the year ended December 31, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.

As described in Note 5, the Company has entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers. In connection with the floorplan sub-facility, the Company entered into the Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and noninterest bearing. The Company will either pay the outstanding Revolving Loan inventory financing agreement amounts when they become due, or the Revolving Loan’s administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. As of December 31, 2012, the financial intermediary reported an outstanding balance of $267.9 million under the Revolving Loan inventory financing agreement, which did not reflect payments the Company made on December 31, 2012. The total amount reported on the Company’s consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $19.6 million less than the $267.9 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $8.0 million in reserves for open orders that reduce the availability under the Revolving Loan. Changes in cash flows from the Revolving Loan inventory financing agreement are reported in financing activities on the Company’s consolidated statement of cash flows.

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

Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2012, the borrowing base was $1,018.2 million based on the amount of eligible inventory and accounts receivable balances as of November 30, 2012. The Company could have borrowed up to an additional $622.4 million under the Revolving Loan at December 31, 2012.

CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should the Company fall below the minimum average daily excess cash availability requirement for five consecutive business days, the Company becomes subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 11, 2011, the Company entered into an amendment to the Term Loan, which became effective on March 14, 2011. This amendment, among other things: (i) reduced the margins with respect to extended loans, (ii) established a LIBOR floor of 1.25% and an ABR floor of 2.25% with respect to extended loans, (iii) reset the start date for accumulating restricted payments that count against the general limit of $25.0 million and (iv) provided a 1% prepayment premium for certain repayments or re-pricings of any extended loans for the six-month period following the effective date of the amendment. In connection with this amendment, the Company recorded a loss on extinguishment of long-term debt of $3.2 million in the Company’s consolidated statement of operations for the year ended December 31, 2011. This loss represented a write-off of a portion of the unamortized deferred financing costs related to the Term Loan.

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

CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Term Loan also includes a senior secured leverage ratio requirement. The senior secured leverage ratio is required to be maintained on a quarterly basis. Compliance may be determined after giving effect to a designated equity contribution to the Company to be included in the calculation of Adjusted EBITDA. The senior secured leverage ratio for the four quarters ended December 31, 2012 was required to be at or below 6.75. For the four quarters ended December 31, 2012, the senior secured leverage ratio was 2.4.

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)

The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At December 31, 2012, the outstanding principal amount of the Senior Secured Notes was $500.0 million.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Secured Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The Senior Secured Notes are secured on a pari passu basis with the Term Loan by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 5), deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Senior Secured Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Secured Note indenture does not contain any financial covenants.

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

In connection with the Senior Notes due 2015 Tender Offers, the Company recorded a loss on extinguishment of long-term debt of $114.1 million in the Company’s consolidated statement of operations for the year ended December 31, 2011. This loss represented $97.0 million in tender offer premiums and $17.1 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes due 2015. In connection with the issuance of Senior Notes, fees of $19.1 million were capitalized as deferred financing costs and are being amortized over the term of the notes using the effective interest method.

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with these transactions, the Company recorded a loss on extinguishment of long-term debt of $9.4 million in the Company’s consolidated statement of operations for the year ended December 31, 2012. This loss represented $7.9 million in tender and redemption premiums and $1.5 million for the write-off of the remaining unamortized deferred financing costs related to the Senior Notes due 2015.

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

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The Senior Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.

12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)

At December 31, 2012, the outstanding principal amount of the Senior Subordinated Notes was $621.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017.

On December 21, 2012, the Company redeemed $100.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $100.0 million aggregate principal amount, $6.3 million of redemption premium and $2.3 million in accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $7.8 million in the Company’s consolidated statement of operations for the year ended December 31, 2012. This loss represented $6.3 million in redemption premium and $1.5 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.

On March 10, 2010, one of the Company’s 100% owned subsidiaries purchased $28.5 million of principal amount of Senior Subordinated Notes for a purchase price of $18.6 million. The Company recorded a gain on the extinguishment of long-term debt of $9.2 million in the Company’s consolidated statement of operations for the year ended December 31, 2010 related to this repurchase. In May 2010, the $28.5 million in principal amount of senior subordinated debt that were repurchased were exchanged for increasing rate notes and subsequently surrendered to the indenture trustee for cancellation.

CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The Senior Subordinated Notes contain negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Maturities

As of December 31, 2012, the maturities of long-term debt were as follows:

(in millions)
Years ending December 31,
2013	$40.0
2014	408.7
2015	—
2016	—
2017	1,512.3
Thereafter	1,805.0

$3,766.0

See Note 20 for a description of refinancing transactions completed during 2013.

Fair Value

The fair value of the Company’s long-term debt instruments at December 31, 2012 was $3,970.0 million. The fair value of the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company’s long-term debt is classified as Level 2 within the fair value hierarchy.

At December 31, 2012, the carrying value of the Company’s long-term debt was $3,766.0 million, excluding $5.0 million in unamortized premium.

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

Derivatives not designated as hedging instruments

(in millions)	Amount of Loss Recognized in Interest Expense, net
	2012	2011	2010
Interest rate cap agreements	$(0.9)	$(4.2)	$(4.7)

Total	$(0.9)	$(4.2)	$(4.7)

Derivatives designated as hedging instruments

(in millions)	Amount of Loss Recognized in Other Comprehensive Income (Effective Portion)
	2012	2011		2010
Interest rate swap agreements	$—	$—		$(35.7	)(2)

Total	$—	$—		$(35.7)

	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net (Effective Portion)
	2012	2011		2010
Interest rate swap agreements	$—	$(2.8	)(1)	$(77.3	)(3)

Total	$—	$(2.8)		$(77.3)

	Amount of Gain Recognized in Interest Expense, net (Ineffective Portion)
	2012	2011		2010
Interest rate swap agreements	$—	$—		$25.8	(4)

Total	$—	$—		$25.8

(1)	The Company reclassified realized losses of $2.8 million from accumulated other comprehensive loss to net income, or $1.9 million net of tax as reflected on the Company’s consolidated statement of shareholders’ equity (deficit).
(2)	The Company recorded changes in unrealized losses of $35.7 million in accumulated other comprehensive loss. A net amount of $32.1 million was reflected in the consolidated statement of shareholders’ equity (deficit), primarily due to a deferred tax adjustment of $3.8 million applied to a portion of this amount.
(3)	The Company reclassified realized losses of $77.3 million from accumulated other comprehensive loss to net loss, or $47.3 million net of tax as reflected in the consolidated statement of shareholders’ equity (deficit).
(4)	The Company recorded a net, non-cash gain of $25.8 million in earnings, primarily comprised of the $62.2 million gain representing the cumulative change in the fair value of the amended swap, partially offset by the $38.2 million of loss reclassified to earnings related to the discontinued and de-designated swaps.

The Company had no derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2012.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes

Income (loss) before income taxes was taxed under the following jurisdictions:

(in millions)	Years Ended December 31,
	2012	2011	2010
Domestic	$170.3	$11.4	$(48.8)
Foreign	15.8	16.9	11.8

Total	$186.1	$28.3	$(37.0)

Components of the income tax expense (benefit) consisted of the following:

(in millions)	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$110.3	$17.9	$(10.6)
State	8.0	(0.6)	4.3
Foreign	5.1	4.1	2.8

Total current	123.4	21.4	(3.5)
Deferred:
Domestic	(56.2)	(9.9)	(3.5)
Foreign	(0.1)	(0.3)	(0.8)

Total deferred	(56.3)	(10.2)	(4.3)

Income tax expense (benefit)	$67.1	$11.2	$(7.8)

The reconciliation between the statutory tax rate expressed as a percentage of income (loss) before income taxes and the effective tax rate is as follows:

(dollars in millions)	December 31,
	2012		2011		2010
Statutory federal income tax rate	$65.1	35.0%	$9.9	35.0%	$(13.0)	35.0%
State taxes, net of federal effect	0.4	0.2%	(3.4)	(11.8)%	0.9	(2.5)%
Equity-based compensation	5.7	3.1%	5.1	17.9%	3.9	(10.4)%
Effect of rates different than statutory	(1.4)	(0.8)%	(1.1)	(4.0)%	(0.4)	1.0%
Valuation allowance	—	—	(0.9)	(3.1)%	0.9	(2.5)%
Other	(2.7)	(1.5)%	1.6	5.7%	(0.1)	0.5%

Effective tax rate	$67.1	36.0%	$11.2	39.7%	$(7.8)	21.1%

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of temporary differences that give rise to the net deferred income tax liability is presented below:

(in millions)	December 31,
	2012	2011
Deferred Tax Assets:
Deferred interest	$58.3	$63.6
State net operating loss and credit carryforwards, net	18.0	14.6
Payroll and benefits	16.7	12.9
Equity compensation plans	10.3	7.5
Accounts receivable	4.2	4.4
Charitable contribution carryforward	4.1	9.0
Deferred financing costs	2.3	2.7
Interest rate caps/hedge agreements	1.8	2.6
Trade credits	1.8	2.4
Other	8.4	10.3

Total deferred tax assets	125.9	130.0

Deferred Tax Liabilities:
Software and intangibles	551.4	607.7
Deferred income	146.3	146.4
Property and equipment	29.3	35.1
Other	9.1	8.2

Total deferred tax liabilities	736.1	797.4
Deferred tax asset valuation allowance	—	—

Net deferred tax liability	$610.2	$667.4

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Class B Common Units that were granted vest daily on a pro rata basis between the date of grant and the fifth anniversary thereof and are subject to repurchase by, with respect to vested units, or forfeiture to, with respect to unvested units, the Company upon the coworker’s separation from service as set forth in each holder’s Class B Common Unit Grant Agreement.

Subject to certain limitations, immediately prior to a sale of the Company (as defined in each holder’s Class B Common Unit Grant Agreement), all unvested Class B Common Units shall immediately vest and become vested Class B Common Units, if the unit holder was continuously employed or providing services to the Company or its subsidiaries as of such date.

On June 30, 2011, the Board of Managers approved the terms of a modified Class B Common Unit grant agreement with John A. Edwardson, who retired as the Company’s Chief Executive Officer effective October 1, 2011 but continued to serve as Chairman of the Board through December 31, 2012. In accordance with this agreement, Mr. Edwardson’s unvested Class B Common Units continued to vest beyond his separation date as he remained employed by the Company through December 31, 2012, resulting in a modification of the grants for accounting purposes. As a result of this modification, the Company recorded incremental equity-based compensation expense of $6.6 million and $3.3 million during the years ended December 31, 2012 and 2011, respectively.

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

The notional units credited to participants’ accounts are unvested and subject to forfeiture as set forth in the MPK Plan. Participants become fully vested on the earlier of (1) the date which is three months following the 10th anniversary of the effective date of the MPK Plan, and (2) the later of the date such participant attains age 62 and the date such participant has reached 10 years of service with the Company and its subsidiaries. Participants will also become fully vested upon termination of employment due to death or disability (as defined in the MPK Plan). Vesting can be accelerated upon certain events including a sale of the Company or an initial public offering, each as defined in the MPK Plan.

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

The risk-free interest rate of return used is based on a composite U.S. Treasury rate. The Company does not currently pay a dividend; therefore, the dividend yield is 0.00%.

Notional units granted under the MPK Plan were valued on the grant date at $1,000 per unit, the fair value equivalent of the Class A Common Units at the time the awards were granted.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the summary of equity plan activity for the year ended December 31, 2012:

Equity Awards	Class B Common Units (1)		MPK Plan Units (1) (2)
Outstanding at January 1, 2012	202,908		70,113
Granted	16,008		—
Forfeited	(1,615)		(3,366	)(3)
Repurchased/Settled	(818	)(4)	(610	)(4)

Outstanding at December 31, 2012	216,483		66,137

Vested at December 31, 2012	115,198		450	(5)

(1)	The weighted-average grant date fair market value for Class B Common Units granted during the period ended December 31, 2012 is $125.65. The weighted-average grant date fair market value for outstanding Class B Common Units inclusive of the $60.00 per unit impact of the March 2010 modification and the impact of the June 2011 modification for Mr. Edwardson is $260.26. The weighted-average grant date fair market value for outstanding MPK Plan Units is $1,000.
(2)	Represents units notionally credited to participants’ accounts.
(3)	The Company contributes the fair market value of awards forfeited under the plan to a charitable foundation. The contribution is generally made in the quarter following that in which the units are forfeited. As of December 31, 2012, the Company owed a contribution for 777 units.
(4)	Represents Class B Common Units that were repurchased by the Company from former participants and the settlement of vested MPK Plan Units through the issuance of Class A Common Units in exchange for the vested MPK Plan Units.
(5)	Represents MPK Plan Units that have vested but not yet converted to Class A Common Units.

As of December 31, 2012, the Company estimated there was $30.8 million of total unrecognized compensation cost related to nonvested equity-based compensation awards granted under the equity plans. That anticipated cost is expected to be recognized over the weighted-average period of 4.5 years. In the event of an initial public offering of the Company’s shares, the vesting of certain equity awards will accelerate, resulting in the acceleration of the related compensation expense during the period such event occurs.

The Company’s net income (loss) included $22.1 million , $19.5 million and $11.5 million of compensation cost and $2.3 million, $1.9 million and $0.1 million of income tax benefits related to the Company’s equity-based compensation arrangements for the years ended December 31, 2012, 2011 and 2010, respectively. No portion of equity-based compensation was capitalized. Equity-based compensation cost included incremental expense of $6.6 million and $3.3 million related to the Class B Common Unit modification for Mr. Edwardson for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2010, the Company recognized a $5.3 million reduction to equity-based compensation expense due to a change in the cumulative forfeiture rate assumed with respect to the MPK Plan.

12.	Earnings (Loss) per Share

The numerator for both basic and diluted earnings (loss) per share is net income (loss). The denominator for basic earnings (loss) per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding MPK Plan Units and Deferred Units is reflected in the denominator for diluted earnings (loss) per share using the treasury stock method. Class B Common Units are not dilutive as no incremental common shares are issued upon vesting or repurchase by the Company.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic shares to diluted shares:

(in millions)	December 31,
	2012	2011	2010
Weighted-average shares - basic	145.1	144.8	144.4
Effect of dilutive securities	0.7	0.1	—

Weighted-average shares - diluted	145.8	144.9	144.4

For the years ended December 31, 2011 and 2010, diluted earnings (loss) per share excludes the impact of 4.3 million and 4.7 million potential common shares, respectively, as their inclusion would have had an anti-dilutive effect. There were no potential common shares excluded from diluted earnings per share for the year ended December 31, 2012.

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

15.	Commitments and Contingencies

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

16.	Related Party Transactions

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

17.	Segment Information

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Segment Financial Information

The following table presents information about the Company’s segments for the years ended December 31, 2012, 2011 and 2010:

(in millions)	Corporate	Public	Other	Headquarters	Total
2012:
Net sales	$5,512.8	$4,023.0	$592.4	$—	$10,128.2
Income (loss) from operations	349.0	246.7	18.6	(103.7)	510.6
Depreciation and amortization expense	$(97.6)	$(44.0)	$(9.3)	$(59.3)	$(210.2)
2011:
Net sales	$5,334.4	$3,757.2	$510.8	$—	$9,602.4
Income (loss) from operations	331.6	233.3	17.5	(111.7)	470.7
Depreciation and amortization expense	$(97.4)	$(43.9)	$(8.7)	$(54.9)	$(204.9)
2010:
Net sales	$4,833.6	$3,560.6	$407.0	$—	$8,801.2
Income (loss) from operations	256.2	193.0	14.3	(110.8)	352.7
Depreciation and amortization expense	$(97.4)	$(44.2)	$(8.9)	$(58.9)	$(209.4)

Major Customers, Geographic Areas, and Product Mix

Net sales to the federal government were $964.7 million, $953.6 million and $967.8 million and accounted for approximately 10%, 10% and 11% of total net sales in 2012, 2011 and 2010, respectively. Net sales to customers outside of the U.S., primarily in Canada, were approximately 4% , 4%, and 3%, of the Company’s total net sales in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, approximately 2% and 2% of the Company’s long-lived assets were located outside of the U.S., respectively.

The following table presents net sales by major category for the years ended December 31, 2012, 2011 and 2010. Categories are based upon internal classifications. Amounts for the years ended December 31, 2011 and 2010 have been reclassified for certain changes in individual product classifications to conform to the presentation for the year ended December 31, 2012.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,470.8	14.5%	$1,333.8	13.9%	$1,142.6	13.0%
NetComm Products	1,350.6	13.3	1,241.4	12.9	1,142.0	13.0
Enterprise and Data Storage (Including Drives)	975.1	9.6	916.9	9.5	844.1	9.6
Other Hardware	4,111.1	40.6	4,039.2	42.1	3,783.5	43.0
Software	1,886.6	18.6	1,781.6	18.6	1,621.8	18.4
Services	285.2	2.8	254.6	2.7	214.9	2.4
Other (1)	48.8	0.6	34.9	0.3	52.3	0.6

Total net sales	$10,128.2	100.0%	$9,602.4	100.0%	$8,801.2	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Supplemental Guarantor Information

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

	December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$48.0	$—	$9.8	$—	$(19.9)	$37.9
Accounts receivable, net	—	—	1,217.7	67.3	—	—	1,285.0
Merchandise inventory	—	—	313.2	1.4	—	—	314.6
Miscellaneous receivables	—	61.7	82.0	4.8	—	—	148.5
Deferred income taxes	—	8.7	5.5	(0.1)	—	—	14.1
Prepaid expenses and other	—	10.1	24.4	0.1	—	—	34.6

Total current assets	—	128.5	1,642.8	83.3	—	(19.9)	1,834.7
Property and equipment, net	—	73.9	66.2	2.6	—	—	142.7
Goodwill	—	749.4	1,428.5	31.4	—	—	2,209.3
Other intangible assets, net	—	348.6	1,121.7	8.2	—	—	1,478.5
Deferred financing costs, net	—	53.2	—	—	—	—	53.2
Other assets	5.4	1.1	0.4	0.6	—	(5.9)	1.6
Investment in and advances to subsidiaries	131.1	2,946.0	—	—	—	(3,077.1)	—

Total assets	$136.5	$4,300.7	$4,259.6	$126.1	$—	$(3,102.9)	$5,720.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$16.5	$500.3	$21.7	$—	$(19.9)	$518.6
Accounts payable-inventory financing	—	—	249.2	—	—	—	249.2
Current maturities of long-term debt	—	40.0	—	—	—	—	40.0
Deferred revenue	—	—	57.8	—	—	—	57.8
Accrued expenses	—	139.3	157.4	5.9	—	—	302.6

Total current liabilities	—	195.8	964.7	27.6	—	(19.9)	1,168.2
Long-term liabilities:
Debt	—	3,731.0	—	—	—	—	3,731.0
Deferred income taxes	—	188.1	440.0	1.7	—	(5.5)	624.3
Accrued interest	—	8.0	—	—	—	—	8.0
Other liabilities	—	46.7	4.0	1.7	—	(0.4)	52.0

Total long-term liabilities	—	3,973.8	444.0	3.4	—	(5.9)	4,415.3
Total shareholders’ equity	136.5	131.1	2,850.9	95.1	—	(3,077.1)	136.5

Total liabilities and shareholders’ equity	$136.5	$4,300.7	$4,259.6	$126.1	$—	$(3,102.9)	$5,720.0

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

	December 31, 2011
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$102.1	$15.8	$8.1	$—	$(26.1)	$99.9
Accounts receivable, net	—	—	1,216.0	57.0	—	—	1,273.0
Merchandise inventory	—	—	318.0	3.7	—	—	321.7
Miscellaneous receivables	—	47.3	93.3	3.0	—	—	143.6
Deferred income taxes	—	19.5	5.0	0.1	—	—	24.6
Prepaid expenses and other	—	11.0	23.5	0.2	—	—	34.7

Total current assets	—	179.9	1,671.6	72.1	—	(26.1)	1,897.5
Property and equipment, net	—	80.9	70.6	2.8	—	—	154.3
Goodwill	—	749.4	1,428.4	30.6	—	—	2,208.4
Other intangible assets, net	—	366.0	1,261.0	9.0	—	—	1,636.0
Deferred financing costs, net	—	68.5	—	—	—	—	68.5
Other assets	6.0	1.5	1.4	0.1	—	(6.0)	3.0
Investment in and advances to subsidiaries	(13.3)	3,038.7	—	—	—	(3,025.4)	—

Total assets	$(7.3)	$4,484.9	$4,433.0	$114.6	$—	$(3,057.5)	$5,967.7

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable-trade	$—	$17.6	$503.7	$22.6	$—	$(26.1)	$517.8
Accounts payable-inventory financing	—	—	278.7	—	—	—	278.7
Current maturities of long-term debt	—	201.0	—	—	—	—	201.0
Deferred revenue	—	—	45.9	—	—	—	45.9
Accrued expenses	—	162.5	146.2	7.3	—	—	316.0

Total current liabilities	—	381.1	974.5	29.9	—	(26.1)	1,359.4
Long-term liabilities:
Debt	—	3,865.0	—	—	—	—	3,865.0
Deferred income taxes	—	199.3	496.9	1.8	—	(6.0)	692.0
Accrued interest	—	13.0	—	—	—	—	13.0
Other liabilities	—	39.8	4.3	1.5	—	—	45.6

Total long-term liabilities	—	4,117.1	501.2	3.3	—	(6.0)	4,615.6
Total shareholders’ (deficit) equity	(7.3)	(13.3)	2,957.3	81.4	—	(3,025.4)	(7.3)

Total liabilities and shareholders’ (deficit) equity	$(7.3)	$4,484.9	$4,433.0	$114.6	$—	$(3,057.5)	$5,967.7

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(245.6)	$665.2	$4.4	$—	$(0.3)	$423.7

Cash flows from investing activities:
Capital expenditures	—	(31.4)	(9.9)	(0.2)	—	—	(41.5)
Cash settlements on interest rate swap agreements	—	(78.2)	—	—	—	—	(78.2)
Premium payments on interest rate cap agreements	—	(5.9)	—	—	—	—	(5.9)
Other investing activities	—	0.2	—	—	—	—	0.2

Net cash used in investing activities	—	(115.3)	(9.9)	(0.2)	—	—	(125.4)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	770.8	—	—	—	—	770.8
Repayments of borrowings under revolving credit facility	—	(1,074.1)	—	—	—	—	(1,074.1)
Repayments of long-term debt	—	(16.5)	—	—	—	—	(16.5)
Proceeds from issuance of long-term debt	—	500.0	—	—	—	—	500.0
Payments to extinguish long-term debt	—	(500.0)	(18.6)	—	—	—	(518.6)
Payment of debt financing costs	—	(14.3)	—	—	—	—	(14.3)
Net change in accounts payable - inventory financing	—	—	3.2	—	—	—	3.2
Advances to/from affiliates	—	640.8	(639.2)	(1.6)	—	—	—
Other financing activities	—	(0.5)	(0.1)	—	—	—	(0.6)

Net cash provided by (used in) financing activities	—	306.2	(654.7)	(1.6)	—	—	(350.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	—	0.4

Net (decrease) increase in cash and cash equivalents	—	(54.7)	0.6	3.0	—	(0.3)	(51.4)
Cash and cash equivalents – beginning of period	—	87.6	0.5	7.0	—	(7.1)	88.0

Cash and cash equivalents – end of period	$—	$32.9	$1.1	$10.0	$—	$(7.4)	$36.6

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Selected Quarterly Financial Results (unaudited)

(in millions)	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,089.6	$1,124.7	$1,055.7	$1,178.5
Small Business	273.2	269.7	257.1	264.3

Total Corporate	1,362.8	1,394.4	1,312.8	1,442.8
Public:
Government	262.6	318.0	408.6	404.9
Education	221.7	349.5	394.7	226.4
Healthcare	333.3	372.9	360.4	370.0

Total Public	817.6	1,040.4	1,163.7	1,001.3
Other	138.8	149.9	146.8	156.9

Net sales	$2,319.2	$2,584.7	$2,623.3	$2,601.0

Gross profit	$384.6	$426.9	$432.7	$425.4
Income from operations	$103.6	$136.4	$139.7	$130.9
Net income	$10.9	$36.8	$38.0	$33.3

(in millions)	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,022.9	$1,075.0	$1,070.6	$1,118.6
Small Business	256.4	263.4	259.7	267.8

Total Corporate	1,279.3	1,338.4	1,330.3	1,386.4
Public:
Government	231.9	296.1	388.1	427.4
Education	214.6	343.3	415.7	224.1
Healthcare	277.4	311.8	319.3	307.5

Total Public	723.9	951.2	1,123.1	959.0
Other	126.4	122.5	128.0	133.9

Net sales	$2,129.6	$2,412.1	$2,581.4	$2,479.3

Gross profit	$350.4	$400.8	$420.0	$412.3
Income from operations	$91.7	$128.2	$139.7	$111.1
Net (loss) income	$(4.2)	$(34.8)	$37.1	$19.0

20.	Subsequent Events

On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount of the Term Loan. The prepayment was allocated on a pro rata basis between the extended and non-extended loans. The optional prepayment satisfied the excess cash flow payment provision of the Term Loan with respect to the year ended December 31, 2012.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2013, the Company redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $3.9 million in the Company’s consolidated statement of operations for the three months ended March 31, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Subordinated Notes.

On April 29, 2013, the Company entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the “New Term Loan Facility”). Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the Term Loan. The New Term Loan Facility was issued at a price of 99.75%. Borrowings under the New Term Loan Facility bear interest at LIBOR plus a margin ranging from 2.25% to 2.50% with a LIBOR floor of 1.00%. The New Term Loan Facility is subject to 0.25% quarterly amortization of the original principal amount, payable on a quarterly basis commencing with the quarter ending June 30, 2013. Additionally, the New Term Loan Facility is subject to similar requirements as was the Term Loan to make mandatory annual excess cash flow prepayments. Unlike the Term Loan, the New Term Loan Facility does not include a senior secured leverage ratio requirement or a hedging requirement. In connection with this refinancing, the Company expects to record a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations during the second quarter of 2013, primarily related to the write-off of unamortized deferred financing costs.

On May 31, 2013, the Company issued a conditional notice of redemption to the holders of the Senior Secured Notes notifying such holders that, subject to the completion of the Company’s proposed initial public offering of its common shares, the Company will use a portion of the net proceeds received from such offering to redeem $175.0 million aggregate principal amount of Senior Secured Notes at a redemption price of 108.000% plus accrued and unpaid interest thereon to the date of redemption.

In June 2013, the Company’s Board of Directors and shareholder approved the reclassification of the Company’s Class A common shares and Class B common shares into a single class of common shares and a 143.0299613-for-1 stock split, effective immediately. The par value of the common shares was maintained at $0.01 per share. All references to common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reclassification and stock split on a retroactive basis.

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

Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.

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

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting

Board of Directors and Shareholder

CDW Corporation

We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CDW Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and December 31, 2011 and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 8, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Managers, Executive Officers and Corporate Governance

The directors of Parent, the Managers of CDW Holdings LLC (“CDW Holdings”) and CDW LLC and our Executive Officers are set forth below:

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

Thomas E. Richards serves as our Chairman, President and Chief Executive Officer, as a manager of CDW Holdings and CDW LLC and as a director of Parent. From October 2011 to December 31, 2012, Mr. Richards served as our Chief Executive Officer. From September 2009 to October 2011, Mr. Richards served as our President and Chief Operating Officer. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications, a telecommunications carrier. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest Communications, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards also has served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. He currently serves as a board member of Junior Achievement of Chicago, Rush University Medical Center and the University of Pittsburgh. Mr. Richards is also a member of the Economic Club of Chicago and the Executives’ Club of Chicago. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor’s degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow. As a result of these and other professional experiences, Mr. Richards possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations that strengthen the board’s collective qualifications, skills and experience.

Dennis G. Berger serves as our Senior Vice President and Chief Coworker Services Officer. Mr. Berger joined CDW in September 2005 as Vice President-Coworker Services. In January 2007, he was named Senior Vice President and Chief Coworker Services Officer. Mr. Berger is responsible for leading CDW’s programs in coworker learning and development, benefits, compensation, performance management, coworker relations and talent acquisition. Prior to joining CDW, he served as Vice President of Human Resources at PepsiAmericas, a beverage company, from 2002 to 2005. Mr. Berger has also held human resources positions of increasing responsibility at Pepsi Bottling Group, Inc., Pepsico, Inc. and GTE Corporation. Mr. Berger serves on the board of directors of Glenwood Academy, America SCORES Chicago, Anti-Defamation League of Chicago and Skills for Chicagoland’s Future. Mr. Berger is a graduate of Northeastern University where he earned a bachelor’s degree and a graduate of Washington University in St. Louis where he earned a Master of Business Administration.

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

Christina M. Corley serves as our Senior Vice President of Corporate Sales and is responsible for managing all aspects of our corporate sales force, including sales force strategy, structure, goals, operations, revenue generation and training and development. Prior to joining CDW in September 2011, Ms. Corley served as President and Chief Operating Officer of Zones, Inc., a provider of IT products and solutions, from 2006 to 2011. She served as Executive Vice President of Purchasing and Operations for Zones, Inc. from April 2005 to October 2006. She served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of Zones, Inc., from March 2003 to April 2005. Prior to its acquisition by Zones, Inc., Ms. Corley served as Chief Executive Officer of CPCS from 1999 to 2003. Ms. Corley began her career in sales and marketing, holding various positions at IBM, Dataflex and VisionTek. Ms. Corley is a graduate of the University of Illinois at Urbana-Champaign where she earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where she earned a Master of Business Administration in management and strategy.

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

Steven W. Alesio serves as a manager of CDW Holdings and CDW LLC. Mr. Alesio serves as an Operating Partner at Providence Equity. Prior to joining Providence Equity in December 2010, Mr. Alesio was most recently Chairman of the Board and Chief Executive Officer of Dun & Bradstreet Corporation (“D&B”), a provider of credit information on businesses and corporations. After joining D&B in January 2001 as Senior Vice President, Mr. Alesio served in various senior leadership positions. In May 2002, Mr. Alesio was named President and Chief Operating Officer, and was elected to the board of directors. In January 2005, Mr. Alesio was chosen to be the Chief Executive Officer, and in May of 2005, he became Chairman of the Board, a position he held until his departure in June 2010. Prior to joining D&B, Mr. Alesio spent 19 years with the American Express Company, where he served in marketing and then general management roles. Mr. Alesio serves on the board of directors of Altegrity, Ascend Learning, Blackboard, Study Group, Genworth Financial, Inc. and Miller Heiman. Mr. Alesio is the founding sponsor and Senior Advisor for the non-profit All Stars Project of New Jersey, which provides outside-of-school leadership development and performance-based education programming to thousands of inner-city young people in Newark and its surrounding communities. Mr. Alesio is a graduate of St. Francis College where he earned a bachelor’s degree and a graduate of University of Pennsylvania’s Wharton School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Alesio possesses particular knowledge and experience in strategic planning and leadership of complex organizations and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Barry K. Allen serves as a manager of CDW Holdings and CDW LLC. Mr. Allen has served as our lead director since January 1, 2013. Mr. Allen serves as an Operating Partner at Providence Equity. Prior to joining Providence Equity in 2007, Mr. Allen was Executive Vice President of Operations at Qwest Communications International, a telecommunications carrier. Before his retirement from Qwest in June 2007, Mr. Allen was responsible for the company’s network and information technology operations. Prior to being named Executive Vice President of Operations in March 2004, he served as Qwest’s Executive Vice President of Operations and Chief Human Resources Officer. Before joining Qwest in August 2002, Mr. Allen was President of Allen Enterprises, a private equity investment and management company he founded in 2000. Previously, he served as President of Chicago-based Ameritech Corp., where he began his career in 1974 and held a variety of executive appointments including President and Chief Executive Officer of Wisconsin Bell and President and Chief Executive Officer of Illinois Bell. Before starting at Ameritech, Mr. Allen served in the U.S. Army where he reached the rank of Captain. Mr. Allen serves on the board of directors of Harley-Davidson, Inc. (chairman from 2009 - 2012), Bell Canada Enterprises, the Fiduciary Management family of mutual funds, World Triathlon Corporation and Stream Global Services, Inc. During the past five years, Mr. Allen also served as a director of Telcordia Technologies, Inc. He also has served as a board member of many civic organizations, including the Greater Milwaukee Committee, Junior Achievement of Wisconsin, Children’s Hospital of Wisconsin and United Way in Milwaukee and currently serves as a board member of the Boys and Girls Club of Milwaukee. Mr. Allen is a graduate of the University of Kentucky where he earned a bachelor’s degree and a graduate of Boston University where he earned a Master of Business Administration, with honors. As a result of these and other professional experiences, Mr. Allen possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations, and board practices of other major corporations that make him particularly suited to serve as our lead director and strengthen the board’s collective qualifications, skills and experience.

Benjamin D. Chereskin serves as a manager of CDW Holdings and CDW LLC. Mr. Chereskin is President of Profile Capital Management LLC (“Profile Capital”), an investment management firm. Prior to founding Profile Capital, Mr. Chereskin was a Managing Director of Madison Dearborn, having co-founded the firm in 1992. Prior to the founding of Madison Dearborn, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin currently serves on the board of directors of Cinemark, Inc. and KIPP-Chicago and on the board of trustees of University of Chicago Medicine. During the previous five years, Mr. Chereskin also served as a director of BF Bolthouse Holdco LLC, Tuesday Morning Corporation and the University of Chicago Laboratory School. Mr. Chereskin is a graduate of Harvard College where he earned a bachelor’s degree and a graduate of the Harvard Graduate School of Business Administration where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Chereskin possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Glenn M. Creamer serves as a manager of CDW Holdings and CDW LLC. Mr. Creamer is a Senior Managing Director of Providence Equity. Prior to joining a predecessor of Providence Equity in 1989, Mr. Creamer was a Vice President of Narragansett Capital, which he joined in 1988. Mr. Creamer also has worked in investment banking at Merrill Lynch and JPMorgan. Mr. Creamer serves as a director of various non-profit boards, including Catholic Relief Services, Mustard Seed Communities USA and the Rhode Island School of Design Museum. During the previous five years, Mr. Creamer also served as a director of Medical Media Holdings and Telcordia Technologies, Inc. Mr. Creamer is a graduate of Brown University where he earned a bachelor’s degree and a graduate of Harvard Business School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Creamer possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Michael J. Dominguez serves as a manager of CDW Holdings and CDW LLC and a director of Parent. Mr. Dominguez is a Managing Director of Providence Equity. Prior to joining Providence Equity in 1998, Mr. Dominguez worked for Salomon Smith Barney in corporate finance. Previously, Mr. Dominguez held positions with Morgan Stanley and was a senior consultant at Andersen Consulting. Currently, Mr. Dominguez also serves on the board of directors of AutoTrader.com, GLM Holdings and ZeniMax Media Inc. During the past five years, Mr. Dominguez also served as a director of Bresnan Communications and Metro-Goldwyn-Mayer Inc. Mr. Dominguez is a graduate of Bucknell University where he earned a bachelor’s degree and a graduate of Harvard Business School where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Dominguez possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Paul J. Finnegan serves as a manager of CDW Holdings and CDW LLC and a director of Parent. Mr. Finnegan is the Co-CEO of Madison Dearborn and co-founded the firm in 1992. Prior to co-founding Madison Dearborn, Mr. Finnegan was with First Chicago Venture Capital for ten years. Previously, he held a variety of marketing positions in the publishing industry, both in the United States and in Southeast Asia. Mr. Finnegan has more than 29 years of experience in private equity investing with a particular focus on investments in the communications industry. Mr. Finnegan is a member of the board of overseers of Harvard College and past President of the Harvard Alumni Association. He also is a member of the Board of Dean’s Advisors at the Harvard Business School and of the Leadership Council of the Harvard School of Public Health. Mr. Finnegan is a member of the board of directors of the Chicago Council on Global Affairs. He is the Chairman of Teach For America in Chicago, a member of Teach For America’s National Board, and the Chairman of the Community Works Advisory Committee of the Evanston Community Foundation. During the previous five years, Mr. Finnegan also has served as a director for iPlan, LLC, Rural Cellular Corporation, Council Tree Hispanic Broadcasters, LLC and PAETEC Communications, Inc. Mr. Finnegan is a graduate of Harvard College where he earned a bachelor’s degree and a graduate of Harvard Graduate School of Business Administration where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Finnegan possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Robin P. Selati serves as a manager of CDW Holdings and CDW LLC. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993. Before 1993, Mr. Selati was with Alex. Brown & Sons Incorporated. Mr. Selati currently serves on the board of directors of Ruth’s Hospitality Group, Inc., The Yankee Candle Company, Inc. and Things Remembered, Inc. During the previous five years, Mr. Selati also served as a director of BF Bolthouse Holdco LLC, Tuesday Morning Corporation, Carrols Restaurant Group, Inc., Pierre Holding Corp., Family Christian Stores, Inc., NWL Holdings, Inc. and Cinemark, Inc. Mr. Selati is a graduate of Yale University where he earned a bachelor’s degree and a graduate of the Stanford University Graduate School of Business where he earned a Master of Business Administration. As a result of these and other professional experiences, Mr. Selati possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Donna F. Zarcone serves as a manager of CDW Holdings and CDW LLC. Ms. Zarcone is the President and Chief Executive Officer of the Economic Club of Chicago, a position she has held since February 2012. From January 2007 to February 2012, she served as the President, CEO and founder of D. F. Zarcone & Associates LLC, a strategy advisory firm. Prior to founding D. F. Zarcone & Associates, Ms. Zarcone was President and Chief Operating Officer of Harley-Davidson Financial Services, Inc., a provider of wholesale and retail financing, credit card and insurance services for dealers and customers of Harley-Davidson. After joining Harley-Davidson Financial Services, Inc. in June 1994 as Vice President and Chief Financial Officer, Ms. Zarcone was named President and Chief Operating Officer in August 1998. Prior to joining Harley-Davidson Financial Services, Inc., Ms. Zarcone served as Executive Vice President, Chief Financial Officer and Treasurer of Chrysler Systems Leasing, Inc. from November 1982 through June 1994 and in various management roles at KPMG/Peat Marwick from May 1979 through November 1982. Ms. Zarcone serves on the board of directors of Cigna Corporation and The Duchossois Group. During the previous five years, Ms. Zarcone also served as a director of The Jones Group Inc. and Wrightwood Capital. She also serves as a board member of various civic and professional organizations, including the University of Chicago Booth School of Business Polsky Center for Entrepreneurship and Hyde Park Angels. Ms. Zarcone is a graduate of Illinois State University where she earned a bachelor’s degree and a graduate of University of Chicago Booth School of Business where she earned a Masters of Business Administration. Ms. Zarcone also is a certified public accountant. As a result of these and other professional experiences, Ms. Zarcone possesses particular knowledge and experience in accounting, finance, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Boards of Managers and Directors

The Board of Managers of each of CDW Holdings LLC and CDW LLC is currently composed of nine managers. The Board of Directors of Parent is currently composed of three directors.

Audit Committee

Our audit committee currently consists of Messrs. Dominguez and Selati and Ms. Zarcone. Our audit committee has responsibility for, among other things, the quality of our financial reporting and internal control processes, our independent auditor’s performance and qualification and the performance of our internal audit function. The Board has determined that Ms. Zarcone qualifies as an audit committee financial expert under SEC rules. Ms. Zarcone would be independent for audit committee purposes under SEC rules.

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

Director Compensation

See “Item 11 Executive Compensation-Director Compensation.”

Compensation Risk Assessment

We conducted an assessment of the risks associated with our compensation practices and policies, and determined that risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company. In conducting the assessment, we undertook a review of our compensation philosophy, our compensation governance structure, and the design and oversight of our compensation programs. Overall, we believe that our programs include an appropriate mix of fixed and variable features, and short- and long-term incentives with compensation-based goals aligning to corporate goals. A centralized compensation team and an executive-level Compensation Steering Committee help ensure compensation programs align with the company’s goals and compensation philosophy and, along with other factors, operate to mitigate against the risk that such programs would encourage excessive risk-taking.

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

Our named executive officers consist of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers (“Named Executive Officers”). For 2012, the Named Executive Officers were:

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

Establishing and Evaluating Executive Compensation

Executive Compensation Philosophy and Objectives

The Committee believes that the Company’s executive compensation program should reward actions and behaviors that drive long-term, profitable revenue growth and the creation of sustainable shareholder value. The Committee seeks to foster these objectives through a compensation system that focuses heavily on variable, performance-based incentives that create a balanced focus on the Company’s short-term and long-term strategic and financial goals. The following objectives are grounded in a pay-for-performance philosophy and provide a framework for the Company’s executive compensation program:

•	Attract, retain and motivate high performing talent;

•	Directly align executive compensation elements with both short-term and long-term Company performance;

•	Align the interests of our executives with those of our stakeholders; and

•	Maximize the efficiency of the program from a tax, accounting, cash flow and share dilution perspective.

Consistent with the Company’s pay-for-performance philosophy and executive compensation program objectives, adjustments to executive compensation levels have historically been based on individual and Company performance with reference to the compensation levels paid to similarly situated executive officers at the Company, as well as market data to provide a perspective on external practices.

Market Comparisons

The Committee considers relevant market pay practices when establishing and evaluating executive compensation. In conjunction with market data, the Committee also considers the executive’s overall responsibilities, individual performance against Company goals and leadership impact when establishing appropriate compensation levels.

To obtain a broad view of competitive practices among industry peers and competitors for executive talent, the Committee reviews market data for peer group companies as well as general industry and technology company surveys. Each of the companies in the Company’s 2012 peer group met one or more of the following criteria: (i) operated in the same line of business as the Company; (ii) operated “close” to the Company’s line of business; (iii) operated in a business-to-business distribution environment; or (iv) competed with the Company for talent. The 2012 peer group consisted of the following companies, which were the same companies that were used to evaluate 2011 compensation:

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

In reviewing the compensation levels set for each Named Executive Officer, the Committee supplements the Aon Hewitt peer group data with data taken from technology industry surveys prepared by Radford, a leading provider of compensation market data. While the Radford surveys include information regarding over 1,000 companies, the Committee’s use of the surveys was limited to a review of U.S. compensation data derived from technology companies in the surveys that had annual revenues in excess of $3.0 billion. The Committee also reviewed, depending on the availability of data within the Radford surveys for the position being considered, market data derived from between 16 and 31 of the technology companies included in the surveys, which companies had median annual revenues of between $5.2 billion and $9.2 billion. In reviewing the size-adjusted data from the Aon Hewitt general industry database and the Radford database, the Committee does not review the specific companies included in the databases.

For Mr. Richards, the peer group was the primary market data source for evaluating 2012 base salary and annual cash incentive award opportunity, given the availability of chief executive officer compensation data in public filings, with the compensation survey data providing a supplemental viewpoint. For the other Named Executive Officers other than Mr. Edwardson, the Committee reviewed blended market data when evaluating the 2012 base salary and annual cash incentive awards, with the peer group data and compensation survey data weighted equally. The Committee did not undertake a 2012 market review of Mr. Edwardson’s compensation as his compensation levels were set pursuant to the terms of his 2011 employment agreement. For purposes of this Compensation Discussion and Analysis, the peer group data and compensation survey data are collectively referred to as “market data.”

In determining Mr. Richards’ 2012 long-term incentive award, the Committee took into consideration Mr. Richards’ successful performance since assuming the position of Chief Executive Officer, the fact that Mr. Richards did not receive an additional long-term incentive award at the time he assumed the position of Chief Executive Officer as well as long-term incentive compensation market data compiled by the Committee’s independent compensation consultant, Frederic W. Cook & Co (the “Compensation Consultant”). For purposes of Mr. Richards’ 2012 long-term incentive award, the Committee did not view publicly traded peer group long-term incentive grant practices as being relevant at the time given the Company’s private equity ownership and illiquid stock. Therefore, the Compensation Consultant’s study did not focus on the grant date value of long-term incentive awards among peers, but rather focused on the potential ownership opportunities (i.e., carried interest levels, expressed as both a percentage ownership in the company as well as a dollar value) for chief executive officers at companies with private equity ownership that recently became publicly listed through an initial public offering. The peer group used for this purpose consisted of the following companies:

Air Lease Corporation	Kayak Software Corporation
Allison Transmission Holdings, Inc.	MRC Global Inc.
Dunkin’ Brands Group, Inc.	Nielsen Holdings N.V.
Freescale Semiconductor, Ltd.	Vantiv, Inc.
GNC Holdings, Inc.	Wesco Aircraft Holdings, Inc.
HCA Holdings, Inc.

Since the Acquisition, the Company has continued to utilize the peer group established prior to the Acquisition. As our business model has evolved following the Acquisition to that of a multi-brand technology solutions provider, in 2012, the Committee felt it appropriate to perform a holistic review of the Company’s historical peer group with the assistance of the Compensation Consultant. Based on this review, the Committee approved changes to the Company’s current peer group selection criteria to include companies that met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times the Company’s revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; and (vi) similar EBITDA and gross margins. As a result, the Committee approved the peer group set forth below to be used for 2013 compensation decisions. Based on data compiled by the Compensation Consultant at the time of the peer group review, our revenues and EBITDA were between the median and 75th percentile of the revised peer group.

Accenture plc*	Insight Enterprises, Inc.
Anixter International, Inc.	Owens & Minor, Inc.*
Arrow Electronics, Inc.	Patterson Companies, Inc.*
Avnet, Inc.*	SYNNEX Corporation*
CGI Group Inc.*	United Stationers Inc.
Genuine Parts Company*	W.W. Grainger, Inc.
Henry Schein, Inc.*	Wesco International, Inc.

*	Companies added to the Company’s peer group.

The following companies were deleted from the Company’s peer group due to differences in size and/or differences in business model: Avaya Inc.; Best Buy Co., Inc.; C.R. Bard, Inc., GTSI Corp.; Illinois Tool Works, Inc.; Ingram Micro Inc.; NCR Corporation; Office Depot, Inc.; OfficeMax Incorporated; PC Connection Inc.; RadioShack Corporation; Staples, Inc. and Tech Data Corporation.

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

The Company’s 2012 executive compensation program consisted of the following principal elements:

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

For 2012, the Committee did not increase the base salary levels from those set for 2011 for the Named Executive Officers. In accordance with the terms of Mr. Edwardson’s employment agreement, Mr. Edwardson’s base salary was reduced over the course of 2012 in connection with his eventual retirement from the Company. For the base salaries paid to the Named Executive Officers during 2012, see the “2012 Summary Compensation Table” and for a description of Mr. Edwardson’s base salary, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Annual Cash Incentive Awards (Senior Management Incentive Plan)

CDW provides its senior management with short-term incentive compensation through its annual cash bonus program, the Senior Management Incentive Plan (“SMIP”). Short-term compensation under SMIP is a significant component of an executive’s total target cash compensation opportunity in a given year.

The total target cash compensation opportunity for an executive is generally set so that target compensation varies above or below market median rates based on whether the Company outperforms or underperforms market growth rate expectations. Because the Named Executive Officer base salary levels historically have been below the median market rate, the Committee uses an above-median target SMIP opportunity to bring targeted total cash compensation within the median range. For 2012, the Committee did not increase the SMIP target award levels from those set for 2011 for the Named Executive Officers. For 2012, Mr. Richards and Mr. Edwardson’s SMIP target awards represented 60% of their respective total target cash compensation levels, and the SMIP target awards for our other Named Executive Officers ranged from 50% to 69% of their respective total target cash compensation.

In establishing annual performance goals under SMIP, the Committee undertakes a rigorous review and analysis to establish performance goals that correlate to above market performance, as measured by industry surveys and financial information from publicly traded resellers and publicly traded technology distributors and/or manufacturers. Factors considered by the Committee in establishing the performance goals include market growth rate expectations and Company market share gain expectations, as well as assumptions regarding the Company’s productivity gains and investments.

The Committee believed that a combination of Adjusted EBITDA and market share performance was the most meaningful measure of the Company’s 2012 performance for its stakeholders because together they take into account not only the Company’s absolute performance but also performance relative to the market. Adjusted EBITDA is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the calculation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income.

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

The SMIP payout curve had a payout range from 0% to 200% of each participant’s target SMIP award for performance between 91.7% and 115% of the Adjusted EBITDA goal, with different levels of payout for increased or constant/decreased market share, and no payout if the Company failed to achieve 2011 actual Adjusted EBITDA. The threshold, target and maximum payout opportunities under the SMIP payout curve are set forth below:

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

In 2012, the Committee determined that the Company had achieved 98.1% of its Adjusted EBITDA performance goal and, after assessing the market share results as described in footnote (2) above, determined that the Company’s market share grew, resulting in a payout percentage of 75% of each Named Executive Officer’s bonus target. The table below sets forth the SMIP payouts to each of the Named Executive Officers based upon 2012 performance:

Named Executive Officer	SMIP Bonus Target	Calculated SMIP Payout
Thomas E. Richards	$1,162,500	$871,875
John A. Edwardson	$812,500	$609,375
Ann E. Ziegler	$700,000	$525,000
Neal J. Campbell	$275,000	$206,250
Christina M. Corley	$275,000	$206,250

Long-Term Incentive Program

The Equity Sponsors believe that members of senior management should hold a personally significant interest in the equity of the Company to align their interests and the interests of our stakeholders. As described below, the Equity Sponsors implemented their management investment philosophy by requiring members of senior management to invest in the Company and by establishing a “profits-interest program.” “Profits-interest programs” are common practice in portfolio companies of private equity firms and allow participants to share in increases in the equity value of the Company. Consistent with practices among similarly situated private equity financed companies, we typically provide named executive officers with an initial long-term incentive grant upon hire. This initial grant is generally expected to cover a multi-year period; however, executives may be provided an additional long-term incentive grant upon promotion, to reward sustained performance, or to provide for internal parity among similarly situated executives at the Company. To further support the Company’s long-term objectives, we also provide Restricted Debt Unit awards, which are a deferred compensation vehicle.

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

Based on an evaluation of Mr. Richards’ successful performance since assuming the position of Chief Executive Officer, the fact that Mr. Richards did not receive an additional long-term incentive award at the time he assumed the position of Chief Executive Officer and the compensation market data discussed above under “Establishing and Evaluating Executive Compensation—Market Comparisons,” in 2012, the Committee granted Mr. Richards 10,000 B Units. Other than the grant to Mr. Richards, the Committee did not authorize the grant of any additional B Units to any of the other Named Executive Officers in 2012.

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

In 2012, Mr. Campbell and Ms. Corley each received 400 RDUs. The Committee set the size of Mr. Campbell and Ms. Corley’s awards at levels to increase the retentive element of each executive’s compensation package and to bring the number of RDUs held by each executive in line with the number of RDUs held by similarly situated executive officers of the Company. In 2012, other than the grants to Mr. Campbell and Ms. Corley, the Committee did not authorize the grant of any additional RDUs to any of the Named Executive Officers.

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

Compensation Committee Report

The Compensation Committee has responsibility for determining the compensation of our Named Executive Officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors of CDW Corporation that the Compensation Discussion and Analysis be included in CDW Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 and such other filings with the SEC as may be appropriate.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Non-qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Thomas E. Richards Chairman, President and Chief Executive Officer	2012	775,000	—	1,190,000	—	871,875	374,747	5,984	3,217,606
	2011	715,865	—	—	—	1,725,370	374,747	5,180	2,821,162
	2010	700,000	—	2,238,960	—	1,995,000	296,561	5,130,000	10,360,521
John A. Edwardson Former Chairman	2012	539,423	—	—	—	609,375	—	5,984	1,154,782
	2011	825,000	—	8,220,865	—	2,080,000	—	5,180	11,131,045
	2010	825,000	—	4,191,657	—	2,470,000	—	—	7,486,657
Ann E. Ziegler Senior Vice President and Chief Financial Officer	2012	320,000	—	—	—	525,000	229,012	5,984	1,079,996
	2011	320,000	—	—	—	1,120,000	229,012	5,180	1,674,192
	2010	320,000	—	628,429	—	1,340,000	181,232	3,135,000	5,604,661
Neal J. Campbell Senior Vice President, Chief Marketing Officer	2012	275,000	—	—	—	206,250	53,570	404,484	939,304
	2011	248,558	—	695,783	—	412,274	27,353	400,000	1,783,968
Christina M. Corley Senior Vice President, Corporate Sales	2012	275,000	—	—	—	206,250	43,830	402,942	928,022
	2011	69,153	78,400	797,316	—	116,932	7,711	400,000	1,469,512

(1)	Salary. Mr. Edwardson retired as the Company’s Chief Executive Officer on October 1, 2011 and retired as the Company’s Chairman on December 31, 2012. In accordance with the terms of Mr. Edwardson’s employment agreement, Mr. Edwardson’s base salary was reduced over the course of 2012 in connection with his eventual retirement from the Company. Mr. Richards was elected to the position of President and Chief Executive Officer on October 1, 2011 and to the position of Chairman on January 1, 2013. Mr. Campbell and Ms. Corley each joined the Company during 2011.
(2)	Stock Awards. The amounts reported represent the grant date fair value of B Units calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). The amount reported in 2012 for Mr. Richards represents the aggregate grant date fair value of B Units granted in 2012. Mr. Richards’ B Units vest daily on a pro rata basis over a five-year period commencing on the date of grant. The amount reported in 2011 for Mr. Edwardson represents the incremental fair value associated with the 2011 modification of Mr. Edwardson’s outstanding B Unit awards in connection with his retirement as Chief Executive Officer. The amounts reported in 2011 for Mr. Campbell and Ms. Corley represent the aggregate grant date fair value of B Units granted in 2011. For 2010, the amounts reported represent the aggregate grant date fair value of B Units granted in 2010 and the incremental fair value associated with the 2010 modification of the B Unit program. See Note 11 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating these amounts. Please see the Compensation Discussion and Analysis for further information regarding the 2012 B Unit grant to Mr. Richards.
(3)	Non-Equity Incentive Plan Compensation. For 2012, the amounts reported represent cash awards to the Named Executive Officers under the SMIP. Please see the Compensation Discussion and Analysis for further information regarding the 2012 SMIP.

(4)	Nonqualified Deferred Compensation Earnings. Pursuant to SEC disclosure rules, the amounts reported represent the portion of the interest credited under the RDU Plan that exceeds 120% of the applicable federal long-term rate. Please see the Compensation Discussion and Analysis for further information regarding the RDU Plan.
(5)	All Other Compensation. For 2012, “All Other Compensation” consists of (i) the RDU grant valued at $400,000 that Mr. Campbell and Ms. Corley each received during 2012 and (ii) matching and profit sharing contributions to the 401(k) accounts of each of the Named Executive Officers. For 2011, “All Other Compensation” consists of (i) the value of RDUs that Mr. Campbell and Ms. Corley received during 2011 and (ii) profit sharing contributions to the 401(k) accounts of Messrs. Richards and Edwardson and Ms. Ziegler. For 2010, “All Other Compensation” for Mr. Richards and Ms. Ziegler consists of the value of RDUs that each received during 2010. The RDU value reported is calculated by multiplying the number of RDUs received by $1,000, the face amount of an RDU. Because the amounts reported represent the face amount of the unvested RDUs, these amounts may not correspond to the actual value that will be recognized by the Named Executive Officer.

2012 Grants of Plan-Based Awards Table

The following table provides information regarding the possible payouts to our Named Executive Officers in 2012 under the SMIP and the 2012 grant of B Units to Mr. Richards.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Thomas E. Richards	—	174,375	1,162,500	2,325,000	—	—	—	—	—	—	—
	12/12/12	—	—	—	—	—	—	10,000	—	—	1,190,000
John A. Edwardson	—	121,875	812,500	1,625,000	—	—	—	—	—	—	—
Ann E. Ziegler	—	105,000	700,000	1,400,000	—	—	—	—	—	—	—
Neal J. Campbell		41,250	275,000	550,000	—	—	—	—	—	—	—
Christina M. Corley	—	41,250	275,000	550,000	—	—	—	—	—	—	—

(1)	These amounts represent threshold, target and maximum cash award levels set in 2012 under the SMIP. The amount actually earned by each Named Executive Officer is reported as Non-Equity Incentive Plan Compensation in the 2012 Summary Compensation Table.
(2)	The amount reported for Mr. Richards represents B Units granted in 2012 under the Company’s 2007 Incentive Equity Plan. These B Units vest daily on a pro rata basis over a five-year period commencing on the date of grant. The per unit participation threshold for Mr. Richards’ B Unit grant equals $859.00, representing the fair market value of an A Unit on the date of the grant, as determined by our Board, based in part on a contemporaneous valuation of the A Units conducted by an independent third party.
(3)	The amount reported in this column represents the grant date fair value of the 2012 B Unit grant to Mr. Richards, as computed in accordance with FASB ASC 718. See Note 11 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating these amounts.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements and Arrangements

In connection with Mr. Richards’ election to the position of Chief Executive Officer, on June 30, 2011, the Board approved the terms of an amended and restated compensation protection agreement with Mr. Richards, which became effective October 1, 2011. Mr. Richards’ amended compensation protection agreement provides for, among other items, (i) an annual base salary of $775,000 subject to merit increases, (ii) an annual incentive bonus target of 150% of Mr. Richards’ annual base salary and (iii) severance benefits for qualifying terminations of employment. Please see the “2012 Potential Payments Upon Termination or Change in Control” section for a discussion of Mr. Richards’ severance arrangements.

In connection with Mr. Edwardson’s retirement as Chief Executive Officer of the Company and Mr. Edwardson’s continued service as the Company’s Chairman, in 2011, the Board approved the terms of an amended and restated employment agreement with Mr. Edwardson (the “Amended Employment Agreement”). The Amended Employment Agreement with Mr. Edwardson became effective on October 1, 2011 and continued through December 31, 2012. Over the duration of the Amended Employment Agreement, Mr. Edwardson’s base salary was reduced to reflect the annualized amounts as set forth below, which resulted in Mr. Edwardson receiving base salary of approximately $540,000 with respect to 2012.

Period	Base Salary (Per Annum)
10/1/2011 through 3/31/2012	$825,000
4/1/2012 through 6/30/2012	$618,750
7/1/2012 through 9/30/2012	$412,500
10/1/2012 through 12/31/2012	$206,250

The Company has severance arrangements with respect to each Named Executive Officer that provide for payments and other benefits upon a qualifying termination of the Named Executive Officer. The terms of the Company’s severance arrangements are described in “2012 Potential Payments upon Termination or Change in Control.”

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

The B Units vest daily on a pro rata basis over a five-year period commencing on the date of grant if, and only if, the executive is, and has been, continuously employed by the Company or any of its subsidiaries, serving as a manager or director of the Company or its subsidiaries, or providing services to the Company or any of its subsidiaries as an advisor or consultant. Immediately prior to a sale of the Company, all unvested B Units shall immediately vest if the executive is, and has been, continuously employed by or providing services to the Company or its subsidiaries as of the date of the transaction.

Please see the Compensation Discussion and Analysis for further information regarding the 2012 B Unit grant to Mr. Richards.

RDU Plan

Please see the Compensation Discussion and Analysis and Nonqualified Deferred Compensation section for further information regarding the operation of the RDU Plan.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number and market value of unvested equity awards held by each Named Executive Officer on December 31, 2012.

Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Thomas E. Richards	17,350	$6,407,303
John A. Edwardson (3)	24,867	$21,360,307
Ann E. Ziegler	3,481	$2,990,443
Neal J. Campbell	3,047	$1,203,500
Christina M. Corley	3,916	$1,045,620

(1)	Amounts reported in this column represent the number of unvested B Units held by each Named Executive Officer as of December 31, 2012. For Mr. Richards, his 2012 grant of 10,000 B Units vests daily on a pro rata basis over a five-year period commencing on December 12, 2012 and his remaining B Units vest daily on a pro rata basis over a five-year period commencing on January 1, 2010. For Mr. Edwardson and Ms. Ziegler, the B Units vest daily on a pro rata basis over a five-year period commencing on January 1, 2010. For Mr. Campbell and Ms. Corley, the B Units vest daily on a pro rata basis over a five-year period commencing on March 10, 2011 and September 26, 2011, respectively.

(2)	Following the Acquisition, the Company’s equity ceased to be publicly traded and, therefore, there is no ascertainable public market value for the B Units. The market value reported in this table is based upon a valuation analysis of the “fair market value” (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.
(3)	Under the terms of Mr. Edwardson’s B Unit agreement, Mr. Edwardson’s B Units will continue to vest following his retirement in accordance with the vesting schedule set forth in his original agreement (through December 31, 2014).

2012 Units Vested Table

The following table summarizes the number and market value of equity awards held by each Named Executive Officer that vested during 2012.

Name	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas E. Richards	3,849	$3,212,429
John A. Edwardson	12,467	$10,709,414
Ann E. Ziegler	1,745	$1,499,318
Neal J. Campbell	958	$378,420
Christina M. Corley	1,051	$280,570

(1)	Amounts reported in this column represent the number of the Named Executive Officer’s B Units that vested during 2012. These B Units remain subject to transfer restrictions pursuant to the terms of the B Unit agreements.
(2)	Following the Acquisition, the Company’s equity ceased to be publicly traded and, therefore, there is no ascertainable public market value for the B Units. The market value reported in this table is based upon a valuation analysis of the “fair market value” (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.

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

A description of the material terms of each of the employment arrangements, the RDU Plan and B Unit program as well as estimates of the payments and benefits each Named Executive Officer would receive upon a termination of employment or sale of the Company, are set forth below. The estimates have been calculated assuming a termination date on December 31, 2012, an estimated market value of the Company’s B Units based upon a valuation analysis of the “fair market value” (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis and the $1,000 face amount of an RDU. The amounts reported below are only estimates and actual payments and benefits to be paid upon a termination of a Named Executive Officer’s employment with the Company or sale of the Company under these arrangements can only be determined at the time of termination or sale of the Company.

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

Employment Agreement with John A. Edwardson

Mr. Edwardson’s Amended Employment Agreement provided for payments and other benefits in connection with the termination of his employment with the Company on or prior to December 31, 2012. Under Mr. Edwardson’s Amended Employment Agreement, if Mr. Edwardson’s employment was terminated due to Mr. Edwardson’s death or disability, Mr. Edwardson or his estate, as applicable, would be entitled to receive the following payments and benefits: (1) accrued base salary through the date of termination of employment; (2) the amount of any SMIP bonus earned and payable, but not yet paid, for the fiscal year prior to the year in which Mr. Edwardson’s termination of employment occurred; (3) any earned and unpaid portion of the SMIP bonus target determined as of the last day of the fiscal year in which Mr. Edwardson’s termination of employment occurred, prorated from the first day in such fiscal year through the date of Mr. Edwardson’s termination of employment; and (4) any employee benefits to which Mr. Edwardson was otherwise entitled. In addition, in the case of Mr. Edwardson’s termination due to death or disability, Mr. Edwardson’s Class B Common Unit Grant Agreement provided for the immediate vesting of the additional portion of his outstanding B Units that would vest over a period of one year from Mr. Edwardson’s termination of employment. If Mr. Edwardson’s employment was terminated by the Company for “cause” or by Mr. Edwardson without “good reason,” as defined in his Amended Employment Agreement, Mr. Edwardson would be entitled to receive the benefits described in (1), (2) and (4) above. If Mr. Edwardson’s employment was terminated by the Company without “cause” or by Mr. Edwardson for “good reason,” Mr. Edwardson would be entitled to receive the payments and benefits described in (1) through (4) above and a lump sum payment of two times the sum of his base salary plus his average annual incentive bonus for the last three full fiscal years. Under the Amended Employment Agreement, upon Mr. Edwardson’s retirement or if Mr. Edwardson’s employment was terminated by the Company without “cause,” by Mr. Edwardson for “good reason” or due to disability, Mr. Edwardson would receive, in addition to the payments and benefits outlined set forth above with respect to the applicable qualifying termination of employment, continuation of medical, dental and vision insurance until he becomes eligible for Medicare benefits, and full COBRA rights for his eligible dependents once he becomes eligible for Medicare benefits or, if earlier, upon his death. Mr. Edwardson became eligible for the continuation of medical, dental and vision benefits following his December 31, 2012 retirement as Chairman. Mr. Edwardson did not receive any other severance benefits upon his retirement.

Compensation Protection Arrangements

For purposes of determining severance benefits under the Named Executive Officers’ compensation protection arrangements, a qualifying termination means termination of the Named Executive Officer’s employment (1) by the Company other than (A) for “cause,” (B) the Named Executive Officer’s death or (C) the Named Executive Officer’s disability, or (2) for a Named Executive Officer who is a party to a Compensation Protection Agreement, by the Named Executive Officer for “good reason.”

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

If the employment of a Named Executive Officer other than Mr. Edwardson is terminated due to the Named Executive Officer’s death or disability, the Named Executive Officer or his or her estate, as applicable, is entitled to receive the following payments under his or her compensation protection arrangement: (1) accrued obligations as defined above and (2) for executives who are parties to Compensation Protection Agreements, an annual incentive bonus (based on the target bonus under the Company’s SMIP), prorated through the effective date of the Named Executive Officer’s termination of employment.

If the employment of a Named Executive Officer other than Mr. Edwardson is terminated due to a qualifying termination, the Named Executive Officer is entitled to receive the following payments and benefits under his or her compensation protection arrangement: (1) accrued obligations as defined above; (2) the portion of the unpaid SMIP bonus that the Named Executive Officer would have received had he or she remained employed by the Company for the full year in which the termination occurs, based on actual performance and prorated through the date of termination; (3) continuation in accordance with the Company’s regular payroll practices of a multiple of the Named Executive Officer’s base salary; (4) payment of a multiple of the Named Executive Officer’s SMIP bonus that would have been earned had the Named Executive Officer remained employed by the Company for the full year in which the termination occurs, based on actual performance; (5) continuation of certain health and welfare benefits for the number of years specified in the Named Executive Officer’s compensation protection arrangement or if earlier, the date that the Named Executive Officer became eligible for each such type of insurance coverage from a subsequent employer (provided, however, that if the Company is unable to provide such continuation benefits to the Named Executive Officer, the Company will instead provide a cash payment that, after payment of applicable taxes, is sufficient to purchase comparable benefits); and (6) outplacement services of up to $20,000. The multiple to be applied in determining severance payments and health and welfare continuation coverage is one for Named Executive Officers who participate in the Compensation Protection Plan and two for Named Executive Officers who are parties to Compensation Protection Agreements. The receipt of all of the payments and benefits above, except payment of accrued obligations, is conditioned upon the Named Executive Officer’s execution of a general release agreement in which he or she waives all claims that he or she might have against the Company and certain associated individuals and entities.

If the employment of Mr. Richards is terminated for any reason other than a termination by the Company for Cause (as defined in his Compensation Protection Agreement), upon the expiration of any continued medical coverage period under his Compensation Protection Agreement and the COBRA continuation coverage period, Mr. Richards and his spouse are entitled to continued access to the Company’s medical plan until each becomes eligible for Medicare (or the earlier occurrence of another event specified in his Compensation Protection Agreement), with the full cost of such continued access to be paid by Mr. Richards.

If the payments and benefits to a Named Executive Officer under his or her respective employment agreement or Compensation Protection Agreement would subject the Named Executive Officer to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Named Executive Officer would be entitled to receive a tax reimbursement, unless the Named Executive Officer’s net after-tax benefit resulting from such tax reimbursement, as compared to a reduction of such payments and benefits so that no excise tax is incurred, is less than $100,000. The foregoing tax reimbursement is applicable only in the case of the Company’s first change in control following its initial public offering.

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

All outstanding RDUs become vested upon a sale of the Company and participants will receive unpaid interest through the date of such sale of the Company. In addition, upon a sale of the Company, the Company is required to pay the same change in control payment, equal to 1% of the debt pool, as it would be required to pay noteholders under the indenture governing the Company’s Senior Subordinated Notes. The change in control payment, as well as the principal and interest portion of the debt pool not yet allocated as of the date of the sale of the Company, will be allocated to participants who are employed as of such date on a pro rata basis according to the number of RDUs held by each participant compared to the total debt pool.

B Units

Except as described below with respect to Mr. Edwardson, there is no acceleration or continuation of vesting of the B Units for terminations other than on account of a Named Executive Officer’s death or disability. In the case of termination due to the Named Executive Officer’s death or disability, each Named Executive Officer’s Class B Common Unit Grant Agreement provides for the immediate vesting of the additional portion of his or her outstanding B Units that would vest over a period of one year from such Named Executive Officer’s termination of employment. All outstanding unvested B Units would immediately vest upon a sale of the Company under the Class B Common Unit Grant Agreements entered into with each Named Executive Officer. On June 30, 2011, the Board approved the terms of a Class B Common Unit Grant Agreement modification letter with Mr. Edwardson. The modification letter provides that Mr. Edwardson’s unvested B Units will continue to vest through 2014 following his retirement from the Company.

For purposes of the RDU Plan and B Unit program, a sale of the Company means the acquisition by any person or group of (1) at least 51% of the equity securities of the Company entitled to vote to elect members of the Board or (2) all or substantially all of the Company’s assets determined on a consolidated basis. An initial public offering does not constitute a sale of the Company.

Potential Payments upon a Qualifying Termination of Employment (1)

Name	Severance Payment ($) (2)	Pro Rata Actual Bonus Payment ($) (3)	Value of Class B Common Units ($) (4)	Value of Accelerated RDUs ($) (5)	Welfare Benefits ($) (6)	Outplacement ($) (7)	Aggregate Payments ($)
Thomas E. Richards	3,293,750	871,875	—	1,366,003	15,252	20,000	5,566,880
John A. Edwardson	3,852,083	609,375	21,360,307	—	5,767	—	25,827,532
Ann E. Ziegler	1,690,000	525,000	—	834,780	11,863	20,000	3,081,643
Neal J. Campbell	481,250	206,250	—	—	8,400	20,000	715,900
Christina M. Corley	481,250	206,250	—	—	10,588	20,000	718,088

(1)	A qualifying termination means termination of the Named Executive Officer’s employment (1) by the Company other than (A) for “cause,” (B) the Named Executive Officer’s death or (C) the Named Executive Officer’s disability, or (2) for a Named Executive Officer who is a party to a Compensation Protection Agreement, by the Named Executive Officer for “good reason.” As noted previously, Mr. Edwardson was eligible to receive severance benefits for a qualifying termination of employment on or prior to December 31, 2012. Mr. Edwardson is no longer eligible to receive the severance payments set forth in this table.
(2)	Except as otherwise noted, amounts reported in this column represent a multiple of the sum of (i) the Named Executive Officer’s base salary and (ii) the Named Executive Officer’s annual incentive bonus target for 2012 multiplied by the 2012 SMIP payout percentage of 75%. For Mr. Edwardson, the bonus component of his severance payment is determined under his employment agreement based upon the average of the annual incentive bonus amounts earned for the last three full fiscal years. The multiple is one times for the Named Executive Officers who participate in the Compensation Protection Plan and two times for Mr. Edwardson and the Named Executive Officers who are parties to Compensation Protection Agreements.
(3)	Under the Named Executive Officers’ respective agreements, the Named Executive Officers are entitled to a pro rata bonus based on the Company’s actual performance for the year in which termination occurs. The amount reported in this column represents the annual bonus earned by each Named Executive Officer during 2012. This amount is also reported in the 2012 Summary Compensation Table as 2012 compensation.
(4)	Pursuant to the terms of the B Unit agreements, the B Units do not accelerate upon a termination of employment other than a termination of employment due to the death or disability of the Named Executive Officer, as described below. Although Mr. Edwardson’s unvested B Units do not accelerate upon a qualifying termination of employment, Mr. Edwardson’s unvested B Units will continue to vest following his retirement, in accordance with the vesting schedule set forth in his original grant agreement (through 2014). The amount reported for Mr. Edwardson represents the value of the B Units that will continue to vest through December 31, 2014. The B Unit value reported in this table is based upon a valuation analysis of the “fair market value” (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.
(5)	Pursuant to the terms of the RDU Plan, upon a qualifying termination of employment under a Compensation Protection Agreement, the participant will vest in the RDUs through the date of termination, determined as if the vesting schedule had been five year daily commencing on January 1, 2010. The amounts reported in the table represent the number of RDUs that would vest upon the qualifying termination of employment on December 31, 2012 under a Compensation Protection Agreement multiplied by the $1,000 face amount of an RDU. Following a termination of employment, the Named Executive Officer will continue to receive interest earned subsequent to 2012 with respect to the RDUs that vested in connection with his or her qualifying termination of employment.
(6)	Represents the estimated value of continued welfare benefits that all Named Executive Officers would be entitled to receive upon a qualifying termination of employment.

(7)	Represents the maximum value of outplacement services that all Named Executive Officers, except for Mr. Edwardson, would be entitled to receive.

Potential Payments upon Death or Disability Table

Name	Severance Payment ($)	Pro Rata Actual Bonus Payment ($) (1)	Value of Accelerated Class B Common Units ($) (2)	Value of Accelerated RDUs ($) (3)	Aggregate Payments ($)
Thomas E. Richards	—	871,875	3,205,407	1,026,000	5,103,282
John A. Edwardson	—	609,375	10,686,006	—	11,295,381
Ann E. Ziegler	—	525,000	1,496,041	627,000	2,648,041
Neal J. Campbell	—	206,250	377,800	160,000	744,050
Christina M. Corley	—	206,250	280,110	160,000	646,360

(1)	Under the Compensation Protection Agreements, the Named Executive Officers are entitled to a pro rata bonus based on target or, in the case of Mr. Edwardson, actual performance for the year in which termination occurs. Named Executive Officers subject to the Compensation Protection Plan are not eligible to receive a pro rata bonus in the event of death or disability prior to December 31, 2012; however, each executive’s full SMIP bonus is included in this column because each executive satisfied the employment through December 31, 2012 requirement under the SMIP. The amount reported in this column represents the annual bonus earned by each Named Executive Officer during 2012. This amount is also reported in the 2012 Summary Compensation Table as 2012 compensation.
(2)	Represents the value of B Units, equal to the amount that would vest over a period of one year, in the event of a termination of employment due to death or disability on December 31, 2012. The B Unit value reported in this table is based upon a valuation analysis of the “fair market value” (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.
(3)	Pursuant to the terms of the RDU Plan, in the event of the participant’s death or disability, the participant will vest in an additional 20% of the RDUs (i.e., one year of vesting on a five year daily vesting schedule). The amounts reported in the table represent the number of RDUs that would vest upon a termination due to death or disability on December 31, 2012 multiplied by the $1,000 face amount of an RDU. Following a termination of employment, the Named Executive Officer will continue to receive interest earned subsequent to 2012 with respect to the RDUs that vested in connection with his or her termination of employment due to death or disability.

Potential Payments upon a Change in Control

Name	Severance Payment ($)	Pro Rata Actual Bonus Payment ($)	Value of Accelerated Class B Common Units ($) (1)	Value of Accelerated RDUs ($) (2)	Tax Payments ($) (3)	Aggregate Payments ($) (4)
Thomas E. Richards	—	—	6,407,303	4,154,924	—	10,562,227
John A. Edwardson	—	—	21,360,307	—	—	21,360,307
Ann E. Ziegler	—	—	2,990,443	2,539,120	—	5,529,563
Neal J. Campbell	—	—	1,203,500	663,371	—	1,866,871
Christina M. Corley	—	—	1,045,620	700,993	—	1,746,613

(1)	Represents the value of all unvested B Units that would become vested immediately prior to a sale of the Company on December 31, 2012. The B Unit value reported in this table is based upon a valuation analysis of the “fair market value” (as defined in our applicable equity documents) of total Company equity performed on a semi-annual basis.
(2)	Represents the value of all unvested RDUs that would become vested upon a sale of the Company, the allocation of the unallocated RDU debt pool (principal and any accrued interest) that each Named Executive Officer would have received if a sale of the Company occurred on December 31, 2012 and the change in control payment on the RDUs. The amounts are calculated based on the $1,000 face amount of an RDU. Please see the “2012 Non-Qualified Deferred Compensation” table for a description of the RDU Plan and the narrative above entitled “RDU Plan” for a description of the amounts to be received by participants in the RDU Plan upon a sale of the Company.

(3)	The tax reimbursement calculations assumed a blended effective tax rate of approximately 39% and a 20% excise tax incurred on excess parachute payments, as calculated in accordance with Internal Revenue Code Sections 280G and 4999.
(4)	If the Named Executive Officer experiences a qualifying termination of employment in connection with a change in control, the Named Executive Officer would also be entitled to the amounts reported in the “Potential Payments upon a Qualifying Termination of Employment” table above, except that such Named Executive Officer would receive the value of the accelerated RDUs as set forth in this table rather than in the “Potential Payments upon a Qualifying Termination of Employment” table above.

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

	CDW Holdings LLC
	Number of A Units Beneficially Owned	Percent of A Units Beneficially Owned	Number of B Units Beneficially Owned	Percent of B Units Beneficially Owned	Percent of All Units Beneficially Owned
Principal Unitholders:
Madison Dearborn (1)	1,108,879.4	51.0	—	—	48.4
Providence Equity (2)	980,415.5	45.1	—	—	42.8
Managers and Executive Officers:
Thomas E. Richards (3)	2,154.9	*	12,250.1	10.5	*
John A. Edwardson (4)	26,000.0	1.2	39,378.1	33.7	2.9
Ann E. Ziegler (5)	1,000.0	*	5,512.9	4.8	*
Christina Corley (6)	—	—	1,501.6	1.3	*
Neal Campbell (7)	—	—	1,892.8	1.6	*
Steven W. Alesio	232.8	*	—	—	*
Barry K. Allen (8)	349.3	*	—	—	*
Benjamin D. Chereskin (9)	2,910.4	*	—	—	*
Glenn M. Creamer	—	—	—	—	—
Michael J. Dominguez	—	—	—	—	—
Paul J. Finnegan	—	—	—	—	—
Robin P. Selati	—	—	—	—	—
Donna Zarcone	116.4	*	—	—	*
All Managers and Executive Officers as a group (19 persons)	40,836.9	1.9	84,339.6	70.0	5.5

(*)	Denotes less than one percent.
(1)	Consists of 723,840.2 A Units held directly by Madison Dearborn Capital Partners V-A, L.P. (“MDP A”), 192,022.3 A Units held directly by Madison Dearborn Capital Partners V-C, L.P. (“MDP C”), 7,273.1 A Units held directly by Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP Exec”) and 185,743.8 A Units held directly by MDCP Co-Investor (CDW), L.P. (“MDP Co-Investor”). The units held by MDP A, MDP C, MDP Exec and MDP Co-Investor may be deemed to be beneficially owned by Madison Dearborn Partners V A&C, L.P. (“MDP V”), and the general partner of MDP A, MDP C, MDP Exec and MDP Co-Investor. As the sole members of a limited partner committee of MDP V that has the power, acting by majority vote, to vote or dispose of the units directly held by MDP A, MDP C, MDP Exec and MDP Co-Investor, Paul J. Finnegan and Samuel M. Mencoff may be deemed to have shared voting and investment power over such units. MDP V, MDP A, MDP C, MDP Exec and MDP Co-Investor may be deemed to be a group for purposes of Section 13(d)(3) of the Exchange Act, but expressly disclaim group attribution. Each of Messrs. Finnegan and Mencoff and MDP V hereby disclaims any beneficial ownership of any units held by MDP A, MDP C, MDP Exec and MDP Co-Investor except to the extent of any pecuniary interest therein. The address for the Madison Dearborn entities and persons is Three First National Plaza, 70 W. Madison Street, Suite 4600, Chicago, Illinois, 60602.
(2)	Consists of 621,184.7 A Units held directly by Providence Equity Partners VI, L.P. (“PEP VI”), 213,695.0 A Units held directly by Providence Equity Partners VI-A, L.P. (“PEP VI-A”) and 145,535.8 A Units held directly by PEP Co-Investors (CDW), L.P. (“PEP Co-Investor”). The units held by PEP VI, PEP VI-A and PEP Co-Investor may be deemed to be beneficially owned by Providence Equity GP VI, L.P. (“PEP GP”), the general partner of PEP VI, PEP VI-A and PEP Co-Investor and Providence Equity Partners VI, L.L.C. (“PEP LLC”), the general partner of PEP GP. PEP VI, PEP VI-A, PEP Co-Investor, PEP GP and PEP LLC may be deemed to be a group for purposes of Section 13(d)(3) of the Exchange Act, but expressly disclaim group attribution. Messrs. Jonathan Nelson, Glenn Creamer and Paul Salem are members of PEP LLC and may be deemed to have shared voting and investment power over such units. Each of PEP LLC, PEP GP and Messrs. Nelson, Creamer and Salem hereby disclaims any beneficial ownership of any units held by PEP VI, PEP VI-A and PEP Co-Investor except to the extent of any pecuniary interest therein. The address for the Providence Equity entities and persons is 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.
(3)	Includes 1,077.4 A Units and 1,129 B Units held by the Jason J. Richards Trust and 1,077.5 A Units and 1,129 B Units held by the Lindsay M. Richards Trust which are deemed to be beneficially owned by Mr. Richards. Also includes beneficial ownership of 941.7 B Units held by Mr. Richards that may be acquired within 60 days of December 31, 2012.

(4)	Includes 8,775 A Units held by the Edwardson Family Foundation and 18,000 B Units held by Whispering Pines Capital LLC which are deemed to be beneficially owned by Mr. Edwardson. Also includes beneficial ownership of 2,043.8 B Units held by Mr. Edwardson that may be acquired within 60 days of December 31, 2012. On December 31, 2012, Mr. Edwardson retired from his service as a member of our board and as a coworker.
(5)	Includes 350 A Units held by the Mark A. Orloff Irrevocable Trust, the assets of which trust, including the 350 A Units, are pledged to secure a loan incurred by the trust, 650 A Units held by the Ann E. Ziegler IRA Northern Trust Bank and 5,226 B Units held by the Ann E. Ziegler 2012 Gift Trust which are deemed to be beneficially owned by Ms. Ziegler. Also includes beneficial ownership of 286.1 B Units held by Ms. Ziegler that may be acquired within 60 days of December 31, 2012.
(6)	Includes beneficial ownership of 172.3 B Units held by Ms. Corley that may be acquired within 60 days of December 31, 2012.
(7)	Includes beneficial ownership of 157.1 B Units held by Mr. Campbell that may be acquired within 60 days of December 31, 2012.
(8)	Does not include 250 A Units indirectly owned by Allen Enterprises LLC, a limited liability company controlled by Mr. Allen, through its 0.1718% interest in PEP Co-Investors (CDW) L.P., a limited partnership which directly holds 145,535.8 A Units. Mr. Allen has no voting or investment power over such A Units and disclaims beneficial ownership of such A Units, except to the extent of his pecuniary interest therein. These A Units are included in Providence Equity’s beneficial ownership (see Note 2 above).
(9)	Includes 2,910.4 A Units held by the Chereskin Family Dynasty Trust which are deemed to be beneficially owned by Mr. Chereskin.

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

Management, Board Member and Equity Sponsor Equity Arrangements

Certain members of the Company’s senior management team have purchased A Units in CDW Holdings. As of December 31, 2012, executive officers owned 37,228.1 A Units, or approximately 1.7% of the outstanding A Units. The aggregate purchase price paid by the executive officers for these units was approximately $36.1 million.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page
Schedule II – Valuation and Qualifying Accounts	100

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

CDW CORPORATION

Date: November 8, 2013	By:	/s/ Thomas E. Richards
Thomas E. Richards
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Richards	Chairman, President and Chief Executive Officer (principal executive officer)	November 8, 2013
Thomas E. Richards

/s/ Ann E. Ziegler	Senior Vice President and Chief Financial Officer (principal financial officer)	November 8, 2013
Ann E. Ziegler

/s/ Virginia L. Seggerman	Vice President and Controller (principal accounting officer)	November 8, 2013
Virginia L. Seggerman

/s/ Steven W. Alesio	Director	November 8, 2013
Steven W. Alesio

/s/ Barry K. Allen	Director	November 8, 2013
Barry K. Allen

/s/ Benjamin D. Chereskin	Director	November 8, 2013
Benjamin D. Chereskin

/s/ Glenn M. Creamer	Director	November 8, 2013
Glenn M. Creamer

/s/ Michael J. Dominguez	Director	November 8, 2013
Michael J. Dominguez

/s/ Paul J. Finnegan	Director	November 8, 2013
Paul J. Finnegan

/s/ Robin P. Selati	Director	November 8, 2013
Robin P. Selati

/s/ Donna F. Zarcone	Director	November 8, 2013
Donna F. Zarcone

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.4	Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.5	Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.6	By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.6 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.7	Amended and Restated Articles of Incorporation of CDW Technologies, Inc., previously filed as Exhibit 3.7 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.8	Amended and Restated By-Laws of CDW Technologies, Inc., previously filed as Exhibit 3.8 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.10	Amended and Restated Limited Liability Company Agreement of CDW Direct, LLC, previously filed as Exhibit 3.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.11	Articles of Organization of CDW Government LLC, previously filed as Exhibit 3.11 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.12	Amended and Restated Limited Liability Company Agreement of CDW Government LLC, previously filed as Exhibit 3.12 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.13	Articles of Incorporation of CDW Logistics, Inc., previously filed as Exhibit 3.13 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

3.14	By-Laws of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.1	Senior Secured Note Indenture, dated as of December 17, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.2	Senior Secured Note Supplemental Indenture, dated as of March 29, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on March 30, 2011 and incorporated herein by reference.

4.3	Second Senior Secured Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on May 11, 2012 and incorporated herein by reference.

Exhibit Number	Description

4.4	Form of Senior Secured Note (included as Exhibit A to Exhibit 4.1), previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.5	Senior Note Indenture, dated as of April 13, 2011, between CDW Escrow Corporation and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.6	Senior Note Supplemental Indenture, dated as of April 13, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.7	Second Senior Note Supplemental Indenture, dated as of May 20, 2011, by and among CDW LLC, CDW Finance Corporation, CDW Escrow Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on May 23, 2011 and incorporated herein by reference.

4.8	Third Senior Note Supplemental Indenture, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.5 with CDW Corporation’s Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.9	Fourth Senior Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on May 11, 2012 and incorporated herein by reference.

4.10	Form of Senior Note (included as Exhibit A to Exhibit 4.5), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.11	Senior Notes Registration Rights Agreement, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and Barclays Capital Inc. as initial purchaser, previously filed as Exhibit 4.7 with CDW Corporation’s Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.12	Senior Subordinated Exchange Note Indenture, dated as of October 10, 2008, by and among CDW Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.6 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.13	Senior Subordinated Exchange Note Supplemental Indenture, dated as of May 10, 2010, by and among CDW LLC, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.7 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.14	Second Senior Subordinated Exchange Note Supplemental Indenture, dated as of August 23, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.8 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.15	Third Senior Subordinated Exchange Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on May 11, 2012 and incorporated herein by reference.

4.16	Form of Fixed Rate Senior Subordinated Exchange Note due 2017 (included as Exhibit B to Exhibit 4.12), previously filed as Exhibit 4.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.17	Form of Global Fixed Rate Senior Subordinated Exchange Note due 2017, Series B, previously filed as Exhibit 4.11 with CDW Corporation’s Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference.

10.1	Revolving Loan Credit Agreement, dated as of June 24, 2011, by and among CDW LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, GE Commercial Distribution Finance Corporation, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-collateral agents and other agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on September 26, 2011 (Reg. No. 333-175597) and incorporated herein by reference.

Exhibit Number	Description

10.2	Term Loan Agreement, dated as of October 12, 2007 and amended and restated March 12, 2008, by and among VH MergerSub, Inc., CDW Corporation, the lenders party thereto, Lehman Commercial Paper Inc., Lehman Brothers Inc., J.P. Morgan Securities Inc., Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A. previously filed as Exhibit 10.2 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on September 26, 2011 (Reg. No. 333-175597) and incorporated herein by reference.

10.3	Amendment No. 1 to the Term Loan Agreement, dated as of November 4, 2009 previously filed as Exhibit 10.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.4	Amendment No. 2 to the Term Loan Agreement, dated as of December 2, 2010, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on December 7, 2010 and incorporated herein by reference.

10.5	Amendment No. 3 to the Term Loan Agreement, dated as of March 11, 2011, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 11, 2011 and incorporated herein by reference.

10.6	Guarantee and Collateral Agreement, dated as of October 12, 2007, as amended and restated December 17, 2010, among CDW LLC, the Guarantors and Morgan Stanley & Co. Incorporated, in its capacity as collateral agent, previously filed as Exhibit 10.6 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on September 26, 2011 (Reg. No. 333-175597) and incorporated herein by reference.

10.7	Management Services Agreement, dated as of October 12, 2007, by and between CDW Corporation, Madison Dearborn Partners V-B, L.P. and Providence Equity Partners L.L.C., previously filed as Exhibit 10.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.8	Registration Agreement, dated as of October 12, 2007, by and among VH Holdings, Inc. CDW Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Partners V Executive-A, L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P., and the other securityholders party thereto, previously filed as Exhibit 10.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.9§	CDW Holdings LLC 2007 Incentive Equity Plan, adopted as of October 12, 2007, previously filed as Exhibit 10.11 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.10§	Form of CDW Holdings LLC Class A Common Unit Purchase and Exchange Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Thomas E. Richards, John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.12 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.11§	Form of CDW Holdings LLC Class A Common Unit Purchase and Exchange Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future investors), previously filed as Exhibit 10.13 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.12§	Form of CDW Holdings LLC Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Thomas E. Richards, John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler) , previously filed as Exhibit 10.12 with CDW Corporation’s Form 10-K filed on March 8, 2013 and incorporated herein by reference.

10.13§	Form of CDW Holdings LLC Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future grantees) , previously filed as Exhibit 10.13 with CDW Corporation’s Form 10-K filed on March 8, 2013 and incorporated herein by reference.

10.14§	Form of CDW Holdings LLC Deferred Unit Purchase Agreement (executed by Dennis G. Berger, Douglas E. Eckrote and Christine A. Leahy), previously filed as Exhibit 10.16 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

Exhibit Number	Description

10.15§	Form of CDW Holdings LLC Deferred Unit Purchase Agreement (executed by Matthew A. Troka and to be used for certain future investors), previously filed as Exhibit 10.17 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.16§	Form of Compensation Protection Agreement (executed by Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.18 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.17§	CDW Compensation Protection Plan, adopted as of December 10, 2002 and amended and restated effective as of January 1, 2009 (applicable to Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka), previously filed as Exhibit 10.19 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.18§	First Amendment to CDW Compensation Protection Plan, adopted as of December 10, 2002 and amended and restated effective as of January 1, 2009, dated as of January 3, 2012, previously filed as Exhibit 10.18 with CDW Corporation’s Form 10-K filed on March 9, 2012 and incorporated herein by reference.

10.19§	Form of Noncompetition Agreement under the Compensation Protection Agreement, previously filed as Exhibit 10.20 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.20§	Form of Noncompetition Agreement under the CDW Compensation Protection Plan, previously filed as Exhibit 10.21 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.21§	CDW Restricted Debt Unit Plan, adopted as of March 10, 2010, previously filed as Exhibit 10.22 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.22§	Form of CDW Restricted Debt Unit Grant Notice and Agreement (executed by Thomas E. Richards, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.23 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.23§	Form of CDW Restricted Debt Unit Grant Notice and Agreement (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future grantees), previously filed as Exhibit 10.24 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.24§	Senior Management Incentive Plan, as amended and restated effective January 1, 2010, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on November 15, 2010 and incorporated herein by reference.

10.25§	Employment Agreement dated as of October 12, 2007 by and between CDW Corporation and John A. Edwardson, previously filed as Exhibit 10.26 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.26§	First Amendment to the Employment Agreement by and between CDW Corporation and John A. Edwardson dated as of January 1, 2009, previously filed as Exhibit 10.27 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.27§	Addendum to Compensation Protection Agreement dated as of March 10, 2010 by and between CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.28 with CDW Corporation’s Amendment No. 1 to Form S-4 filed on October 18, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.28§	Amended and Restated Employment Agreement, dated as of June 30, 2011, by and between CDW LLC and John A. Edwardson, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on July 1, 2011 and incorporated herein by reference.

10.29§	Class B Grant Agreement Modification Letter, dated as of June 30, 2011, by and among, CDW Holdings LLC, John A. Edwardson, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., Providence Equity Partners VI, L.P. and Providence Equity Partners VI-A, L.P., previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on July 1, 2011 and incorporated herein by reference.

Exhibit Number	Description

10.30§	Amended and Restated Compensation Protection Agreement, dated as of June 30, 2011, by and between CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.3 with CDW Corporation’s Form 8-K filed on July 1, 2011 and incorporated herein by reference.

10.31§	Letter Agreement, dated as of September 13, 2011, by and between CDW Direct, LLC and Christina M. Corley, previously filed as Exhibit 10.31 with CDW Corporation’s Form 10-K filed on March 9, 2012 and incorporated herein by reference.

10.32	Form of CDW Holdings LLC (Director) Class A Common Unit Purchase Agreement (executed by Steven W. Alesio, Barry K. Allen, Benjamin D. Chereskin and Chereskin Dynasty Trust and Donna F. Zarcone) , previously filed as Exhibit 10.32 with CDW Corporation’s Form 10-K filed on March 8, 2013 and incorporated herein by reference.

12.1	Computation of ratio of earnings to fixed charges, previously filed as Exhibit 12.1 with CDW Corporation’s Form 10-K filed on March 8, 2013 and incorporated herein by reference.

16.1	Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated as of April 13, 2012, previously filed as Exhibit 16.1 with CDW Corporation’s Form S-4 filed on April 13, 2012 (Reg. No. 333-180715) and incorporated herein by reference.

21.1	List of subsidiaries, previously filed as Exhibit 21.1 with CDW Corporation’s Form S-4 filed on April 13, 2012 (Reg. No. 333-180715) and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	These items are furnished and not filed.
§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.