Form 10-K
period 2013-12-31
CDW Corp
filed 2014-03-05
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
(Former name, former address and former fiscal year, if changed since last report)
  ____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered

Common stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
  ____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $654,984,661, based on the per share closing sale price of $18.62 on that date (assuming the closing of the registrant's initial public offering).
As of February 28, 2014, there were 171,954,277 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2014 Annual Meeting of Shareholders, to be filed not later than 120 days after December 31, 2013, are incorporated by reference into Part III of this report.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2013

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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included elsewhere in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission ("SEC") filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

PART I
Item 1. Business
Our Company
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of approximately 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology "agnostic," with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of more than 4,400 coworkers, including nearly 1,800 field sellers, highly-skilled technology specialists and advanced service delivery engineers.

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
We provide value to our customers by simplifying the complexities of technology across design, selection, procurement, integration and management. Our goal is to have our customers, regardless of their size, view us as an indispensable extension of their IT staffs. We seek to achieve this goal by providing our customers with superior service through our large and experienced sales force and service delivery teams. Our multi-brand offering approach enables us to identify the products or combination of products that best address each customer's specific organizational IT requirements and to evolve our offerings as new technologies develop.
We believe we offer the following value proposition to our customers and our vendor partners:

Our value proposition to our customers	Our value proposition to our vendor partners
• Broad selection of products and multi-branded IT solutions • Value-added services with integration capabilities • Highly-skilled specialists and engineers • Solutions across a very broad IT landscape
•    Access to approximately 250,000 customers throughout the U.S. and Canada
•    Large and established customer channels
• Strong distribution and implementation capabilities
•    Value-added solutions and marketing programs that generate end-user demand

Our customers include private sector businesses that typically employ fewer than 5,000 employees, government agencies and educational and healthcare institutions. We serve our customers through channel-specific sales teams and service delivery teams with extensive technical skills and knowledge of the specific markets they serve. This market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions for our customers. We currently have five dedicated customer channels: medium/large business, small business, government, education and healthcare, each of which generated over $1 billion in net sales in 2013. The scale and diversity of our customer channels provide us with multiple avenues for growth and a balanced customer base to weather economic and technology cycles.

The following table provides information regarding our reportable segments and our customer channels:

	Corporate Segment		Public Segment
Customer Channels	Medium/Large Business	Small Business	Government	Education	Healthcare	Other
Target Customers	100 - 5,000 employees	10 - 100 employees	Various federal, state and local agencies	Higher education and K-12	Hospitals, ambulatory service providers and long-term care facilities	Advanced services customers plus Canada
2013 Net Sales (in billions)	$4.9	$1.1	$1.3	$1.4	$1.5	$0.6
For further information on our segments, including financial results, see Note 16 to the accompanying audited consolidated financial statements included elsewhere in this report.
We offer more than 1,000 brands, from well-established companies such as APC, Apple, Cisco, EMC, Hewlett-Packard, IBM, Lenovo, Microsoft, NetApp, Symantec and VMware to emerging vendor partners such as Drobo, Fusion-io, Meraki, Nimble Storage, Salesforce.com, Sophos and Splunk. In 2013, we generated over $1 billion of revenue for each of four of our vendor partners and over $100 million of revenue for each of 11 other vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, EMC and Microsoft, which reflects the extensive product and solution knowledge and capabilities that we bring to our customers' IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
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
Parent was previously owned directly by CDW Holdings LLC ("CDW Holdings"), a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. (the "Sponsors"), certain other co-investors and certain members of CDW management. See "Sponsors" below. On July 2, 2013, Parent completed an initial public offering ("IPO") of its common stock. In connection with the IPO, CDW Holdings distributed all of its shares of Parent's common stock to its members in June 2013 in accordance with the members' respective membership interests and was subsequently dissolved in August 2013. See Note 9 to the accompanying audited consolidated financial statements included elsewhere in this report for additional discussion of the IPO.
The Sponsors beneficially owned approximately 63.7% of our common stock as of December 31, 2013.

Our Market
We operate in the U.S. and Canadian IT market, which is a large and growing market. According to IDC, the overall U.S. IT market generated approximately $660 billion in sales in 2013. We believe our addressable market in the U.S. in the indirect sales channel represents more than $200 billion in annual sales and for the year ended December 31, 2013, our U.S. net sales of $10.3 billion represented approximately 5% of that highly diverse and fragmented market. According to IDC, the overall Canadian IT market generated more than $50 billion in sales in 2013. We believe our addressable market in Canada in the indirect sales channel represents more than $10 billion in annual sales and for the year ended December 31, 2013, our net sales of $475 million in Canada represented approximately 4% of that market. We believe we have the largest market share in our addressable market, with our 2013 net sales exceeding the cumulative North American net sales of our four largest publicly traded sales channel competitors, based upon publicly available information for those companies. New technologies, including cloud, virtualization and mobility, coupled with the resulting increase in demand for data as well as aging infrastructure, are increasingly requiring businesses and institutions to seek integrated solutions to their IT needs. We expect this trend to continue for the foreseeable future, with end-user demand for business efficiency and productivity driving future IT spending growth.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions that include one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and service categories and we estimate that approximately 51% of our net sales in 2013 came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, enterprise and data storage, video monitors, printers, desktop computers and servers. Our software products include application suites, security, virtualization, operating systems, network management and Software as a Service (“SaaS”) offerings. We also provide a full suite of value-added-services, which range from basic installation, warranty and repair services to custom configuration, data center and network implementation services, as well as managed services that include Infrastructure as a Service (“IaaS”) offerings.
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

	Year Ended December 31, 2013		Year Ended December 31, 2012(1)		Year Ended December 31, 2011(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,706.0	15.8%	$1,470.1	14.5%	$1,336.9	13.9%
NetComm Products	1,489.1	13.8	1,351.1	13.3	1,237.7	12.9
Enterprise and Data Storage (Including Drives)	998.1	9.3	979.4	9.7	929.9	9.7
Other Hardware	4,173.3	38.8	4,068.8	40.2	3,988.3	41.5
Software	1,994.7	18.5	1,849.4	18.3	1,767.2	18.4
Services	327.1	3.0	284.6	2.8	254.3	2.6
Other (2)	80.3	0.8	124.8	1.2	88.1	1.0
Total net sales	$10,768.6	100.0%	$10,128.2	100.0%	$9,602.4	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2013.

(2)	Includes items such as delivery charges to customers and certain commission revenue.
Our Customers
We provide integrated IT solutions to approximately 250,000 small, medium and large business, government, education and healthcare customers throughout the U.S. and Canada. Sales to the U.S. federal government, which are diversified across multiple agencies and departments, collectively accounted for approximately 7%, 10% and 10% of total net sales in 2013, 2012 and 2011, respectively. However, there are several independent purchasing decision-makers across these agencies and departments. Excluding these sales to the federal government, we are not reliant on any one customer, as our next five largest customers cumulatively comprised approximately 3% of our net sales in 2013.
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
In addition to purchasing products directly from our vendor partners, we purchase products from wholesale distributors for resale to our customers or for inclusion in the solutions we offer. These wholesale distributors provide logistics management and supply-chain services for us, as well as for our vendor partners. For the year ended December 31, 2013, we purchased 54% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 46% from wholesale distributors. Purchases from wholesale distributors Tech Data, SYNNEX and Ingram Micro represented 11%, 9% and 9%, respectively, of our total purchases. Sales of products manufactured by Apple, Cisco, EMC, Hewlett-Packard, Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate 56% of our net sales in 2013. Sales of products manufactured by Hewlett-Packard and Cisco represented 20% and 14%, respectively, of our 2013 net sales.
Competition
The market for technology products and services is highly competitive. Competition is based on the ability to tailor specific solutions to customer needs, quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. Our competition includes:

•	resellers such as Dimension Data, ePlus, Insight Enterprises, PC Connection, PCM, Presidio, Softchoice, World Wide Technology and many smaller resellers;

•	manufacturers who sell directly to customers, such as Dell, Hewlett-Packard and Apple;

•	large service providers and system integrators, such as IBM, Accenture, Hewlett-Packard and Dell;

•	e-tailers such as Amazon, Newegg, and TigerDirect.com;

•	cloud providers such as AT&T, Amazon Web Services and Box; and

•	retailers (including their e-commerce activities) such as Staples and Office Depot.
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
Coworkers
As of December 31, 2013, we employed nearly 7,000 coworkers, none of whom is covered by collective bargaining agreements. We consider our coworker relations to be good.
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
Providence Equity Partners L.L.C. ("Providence") is a leading global private equity firm focused on media, communications, education and information investments. Providence manages funds with $39 billion of commitments and has invested in more than 130 companies over its 25-year history. Providence is headquartered in Providence, Rhode Island and has offices in New York, London, Hong Kong, Beijing and New Delhi. Providence's objective is to build extraordinary companies that will shape the future of the media, communications, education and information industries.
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
Weak economic conditions generally, sustained uncertainty about global economic conditions, U.S. federal government spending cuts and the impact of new government programs, or a tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows.

Our financial performance could be adversely affected by decreases in spending on technology products and services by our Public segment customers.
Our sales to our Public segment customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7% of 2013 net sales. An adverse change in government spending policies (including ongoing budget cuts at the federal level), budget priorities or revenue levels could cause our Public segment customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. For example, in 2013, as a result of sequestration and related budget uncertainty and the partial shutdown of the federal government for 16 days, we experienced significantly reduced Federal sales in our Public segment.
Our business depends on our vendor partner relationships and the availability of their products.
We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2013, we purchased approximately 54% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows, particularly given our substantial indebtedness.
From time to time, vendor partners may terminate or limit our right to sell some or all of their products or change the terms and conditions or reduce or discontinue the incentives that they offer us. For example, there is no assurance that, as our vendor partners continue to sell directly to end users and through resellers, they will not limit or curtail the availability of their products to solutions providers like us. Any such termination or limitation or the implementation of such changes could have a negative impact on our business, results of operations or cash flows.
Although we purchase from a diverse vendor base, in 2013, products we purchased from distributors Tech Data, SYNNEX and Ingram Micro represented 11%, 9% and 9%, respectively, of our total purchases. In addition, sales of Apple, Cisco, EMC, Hewlett-Packard, Lenovo and Microsoft products comprise a substantial portion of our sales, representing approximately 56% of net sales in 2013. Sales of products manufactured by Hewlett-Packard and Cisco represented approximately 20% and 14%, respectively, of our 2013 net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including SaaS, IaaS and Platform as a Service ("PaaS"). We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. A decrease in the rate of innovation, or the lack of acceptance of innovations by customers, could have an adverse effect on our business, results of operations or cash flows.
In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example by providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.

We also are dependent upon our vendor partners for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. In addition, our success is dependent on our ability to develop relationships with and sell hardware, software and services from new emerging vendors and vendors that we have not historically represented in the marketplace. To the extent that a vendor's offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, our business, results of operations or cash flows could be adversely impacted.
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes:

•	resellers, such as Dimension Data, ePlus, Insight Enterprises, PC Connection, PCM, Presidio, Softchoice, World Wide Technology and many smaller resellers;

•	manufacturers who sell directly to customers, such as Dell, Hewlett-Packard and Apple;

•	large service providers and system integrators, such as IBM, Accenture, Hewlett-Packard and Dell;

•	e-tailers, such as Amazon, Newegg and TigerDirect.com;

•	cloud providers, such as AT&T, Amazon Web Services and Box; and

•	retailers (including their e-commerce activities), such as Staples and Office Depot.

We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, technologies that deliver technology solutions as a service, such as cloud-based solutions, could increase the amount of sales directly to customers rather than through solutions providers like us, or could lead to a reduction in our profitability. In addition, some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to our customers. Moreover, traditional OEMs have increased their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. If any of these trends becomes more prevalent, it could adversely affect our business, results of operations or cash flows.
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
Our success is dependent on the accuracy, proper utilization and continuing development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, e-commerce and mobile systems, as well as our operational platforms, including voice and data networks and power systems. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:

•	conduct business with our customers, including delivering services and solutions to them;

•	manage our inventory and accounts receivable;

•	purchase, sell, ship and invoice our hardware and software products and provide and invoice our services efficiently and on a timely basis; and

•	maintain our cost-efficient operating model while scaling our business.

The integrity of our information technology systems is vulnerable to disruption due to forces beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, including computer viruses, malware, phishing, social engineering, unauthorized access and other malicious attacks, both internal and external, and human error, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our business and results of operations.
Breaches of data security could adversely impact our business.
Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers and others. In addition, we operate data centers for our customers which host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, our coworkers also have access to our customers' confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, we could be exposed to increased risk of breaches in security. Breaches in security could expose us, our customers or other individuals to a risk of public disclosure, loss or misuse of this information, resulting in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, as well as the loss of existing or potential customers and damage to our brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.
The failure to comply with our Public segment contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations or cash flows.
Revenues from our Public segment customers are derived from sales to governmental departments and agencies, educational institutions and healthcare customers, through various contracts and open market sales of products and services. Sales to Public segment customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including but not limited to the False Claims Act and the Medicare and Medicaid Anti-Kickback Statute) could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other Public segment customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the Public segment. In addition, generally contracts in the Public segment are terminable at any time for convenience of the contracting agency or group purchasing organization (“GPO”) or upon default. Furthermore, our inability to enter into or retain contracts with GPOs may threaten our ability to sell to customers in those GPOs and compete. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.
If we fail to provide high-quality services to our customers, or if our third-party service providers fail to provide high-quality services to our customers, our reputation, business, results of operations or cash flows could be adversely affected.
Our service offerings include field services, managed services, warranties, configuration services, partner services and telecom services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. We also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high quality services to our customers or such services result in a disruption of our customers' businesses, this could, among other things, result in legal claims and proceedings and liability. Moreover, as we expand our services and solutions business, we may be exposed to additional operational, regulatory and other risks. We also could incur liability for failure to comply with the rules and regulations applicable to the new services and solutions we provide to our customers. If any of the foregoing were to occur, our reputation with our customers, our brand and our business, results of operations or cash flows could be adversely affected.
If we lose any of our key personnel, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.
Our success is heavily dependent upon our ability to attract, develop, engage and retain key personnel to manage and grow our business, including our key executive, management, sales, services and technical coworkers.

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

We cannot predict whether the countries in which the products we sell are purchased or manufactured, or may be purchased or manufactured in the future, will be subject to new or additional trade restrictions or sanctions imposed by the U.S. or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards and customs restrictions against the products we sell, as well as foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations or cash flows.
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
We generally ship hardware products to our customers by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

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
In addition, our financial results could be adversely affected by financial adjustments required by accounting principles generally accepted in the United States of America (“GAAP”) in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
Our future operating results may fluctuate significantly.
We may experience significant variations in our future quarterly results of operations. These fluctuations may cause the market price of our common stock to be volatile and may result from many factors, including the condition of the technology industry in general, shifts in demand and pricing for hardware, software and services and the introduction of new products or upgrades.
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
We are subject to intellectual property infringement claims against us in the ordinary course of our business, either because of the products and services we sell or the business systems and processes we use to sell such products and services, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue, but we may also be subject to suits from inventors, competitors or other patent holders who may seek licensing revenue, lost profits and/or an injunction preventing us from engaging in certain activities, including selling certain products and services.

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
As a result of a 2009 debt modification, we realized $395.5 million of cancellation of debt income (“CODI”). We made an election under Code Section 108(i) to defer this CODI from taxable income, pursuant to which we are also required to defer certain original issue discount (“OID”) deductions as they accrue. As of December 31, 2013, we had already deferred approximately $114.5 million of OID deductions. Starting in 2014, we will be required to include the deferred CODI into taxable income ratably over a five-year period ending in 2018. During this same period, we will also be permitted to benefit from our deferred OID deductions. Because we have more CODI than the aggregate of our deferred and unaccrued OID on the relevant remaining debt instruments, we will have a future cash tax liability associated with our significant deferred CODI. We have reflected the associated cash tax liability in our deferred taxes for financial accounting purposes.
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
Prior to 2018, our willingness to pay dividends or make distributions with respect to our equity could be adversely affected if, at the time, we do not meet the 110% test and, as a result, the payment of a dividend or the making of a distribution would accelerate the tax payable with respect to our deferred CODI. We believe that, based on our interpretation of applicable Treasury Regulations, the gross value of our assets exceeds 110% of the sum of our total liabilities and the tax on the net amount of our deferred CODI and OID as of the filing date of this Annual Report on Form 10-K. However, we cannot assure you that this will continue to be true in the future.
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness, which could have important consequences to our business.
We have a substantial amount of indebtedness. As of December 31, 2013, we had $3.3 billion of total long-term debt outstanding, as defined by GAAP, and $256.6 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $641.1 million under our senior secured asset-based revolving credit facility (the “Revolving Loan”). Our substantial indebtedness could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•
requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries' debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	requiring us to comply with restrictive covenants in our senior credit facilities and indentures, which limit the manner in which we conduct our business;

•	making it more difficult for us to obtain vendor financing from our vendor partners;

•	limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;

•	placing us at a competitive disadvantage compared to any of our less-leveraged competitors;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions; and

•
limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

Restrictive covenants under our senior credit facilities and indentures may adversely affect our operations and liquidity.
Our senior credit facilities and our indentures contain, and any future indebtedness of ours may contain, various covenants that limit our ability to, among other things:

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
If we were unable to repay those amounts, the lenders under our senior credit facilities could proceed against the collateral granted to them to secure our borrowings thereunder. We have pledged a significant portion of our assets as collateral under our senior credit facilities and our senior secured notes due 2018. If the lenders under our senior credit facilities or the holders of our senior secured notes due 2018 accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior credit facilities and our other indebtedness or the ability to borrow sufficient funds to refinance such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
In addition, under our Revolving Loan, we are permitted to borrow an aggregate amount of up to $900 million; however, our ability to borrow under our Revolving Loan is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of CDW LLC and its subsidiary guarantors’ eligible accounts receivable (net of accounts reserves) (up to 30% of such eligible accounts receivable which can consist of federal government accounts receivable) plus the lesser of (i) 70% of CDW LLC and its subsidiary guarantors’ eligible inventory (valued at cost and net of inventory reserves) and (ii) the product of 85% multiplied by the net orderly liquidation value percentage multiplied by eligible inventory (valued at cost and net of inventory reserves), less reserves (other than accounts reserves and inventory reserves). The borrowing base in effect as of December 31, 2013 was $1,065.5 million.

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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our outstanding long-term debt will impose significant cash interest payment obligations on us in 2014 and subsequent years and, accordingly, we will have to generate significant cash flow from operating activities to fund our debt service obligations. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included elsewhere in this report.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional debt or equity capital, restructure or refinance our indebtedness, or revise or delay our strategic plan. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or satisfy our capital requirements, or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior credit facilities and indentures. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and indentures restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Furthermore, the Sponsors have no obligation to provide us with debt or equity financing.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2013, we had approximately $641.1 million available for additional borrowing under our Revolving Loan after taking into account borrowing base limitations (net of $2.2 million of issued and undrawn letters of credit and $256.7 million of reserves related to our floorplan sub-facility).
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2013, we had $1,528.9 million of variable rate debt outstanding. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to do so in the future on acceptable terms or that such caps or the caps we have in place now will be effective.

Risks Related to Ownership of Our Common Stock

Our common stock price may be volatile and may decline regardless of our operating performance, and holders of our common stock could lose a significant portion of their investment.
The market price for our common stock may be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased such shares, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including the risk factors described in this Annual Report on Form 10-K and the following:

•
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to initiate or maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders, including the Sponsors;

•	market conditions or trends in our industry or the economy as a whole;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments;

•	changes in key personnel; and

•
our limited public float in light of the Sponsors’ beneficial ownership of a majority of our common stock, which may result in the trading of relatively small quantities of shares by our stockholders having a disproportionate positive or negative influence on the market price of our common stock.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including companies in our industry. In the past, securities class action litigation has followed periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
The Sponsors have the ability to control significant corporate activities and their interests may not align with yours.
The Sponsors beneficially own approximately 63.7% of our common stock as of February 28, 2014. As a result of their ownership, the Sponsors, so long as they hold a majority of our outstanding common stock, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision-making with respect to our business direction and policies. Matters over which the Sponsors will, directly or indirectly, exercise control include:

•	the election of our board of directors and the appointment and removal of our officers;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•	other acquisitions or dispositions of businesses or assets;

•	incurrence of indebtedness and the issuance of equity securities;

•	repurchase of stock and payment of dividends; and

•	the issuance of shares to management under our equity incentive plans.

Even if the Sponsors’ ownership of our shares falls below a majority, they may continue to be able to strongly influence or effectively control our decisions. Under our amended and restated certificate of incorporation, the Sponsors and their affiliates do not have any obligation to present to us, and the Sponsors may separately pursue, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of February 28, 2014, there were 171,954,277 shares of our common stock outstanding. The shares of our common stock sold in our initial public offering and secondary offering in 2013 are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except that any shares of our common stock that may be acquired by our directors, executive officers and other affiliates may be sold only in compliance with certain volume limitations and other restrictions of Rule 144 of the Securities Act.
The remaining shares of our common stock, to the extent not previously sold pursuant to an exemption from registration, will continue to be “restricted shares” within the meaning of Rule 144 of the Securities Act and subject to certain restrictions on resale. Restricted shares may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144 or Rule 701 under the Securities Act.
As of February 28, 2014, approximately 119,000,000 shares of our common stock will continue to have the right to require us to register the sales of their shares under the Securities Act, under the terms of an agreement between us and the holders of these securities.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.
Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:

•
authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•
generally prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders, except that any action required or permitted to be taken by our stockholders may be effected by written consent until such time as the Sponsors cease to beneficially own 50% or more of our common stock;

•
provide that special meetings of the stockholders can only be called by or at the direction of (i) our board of directors pursuant to a written resolution adopted by the affirmative vote of the majority of the total number of directors that the Company would have if there were no vacancies or (ii) until such time as the Sponsors cease to beneficially own 50% or more of our common stock (a) the chairman or vice chairman of our board of directors, (b) our chief executive officer, (c) a majority of our board of directors through a special resolution or (d) the holders of at least 10% of our common stock;

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	provide that our board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws.
Our amended and restated certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, and will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions our stockholders desire.

Conflicts of interest may arise because some of our directors are principals of our largest stockholders.
Paul Finnegan and Robin Selati, who are principals of Madison Dearborn, and Glenn Creamer and Michael Dominguez, who are managing directors of Providence Equity, serve on our board of directors. As of February 28, 2014, the Sponsors continue to hold a majority of our outstanding common stock. The Sponsors and the entities respectively controlled by them may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts arise between the interests of Madison Dearborn or Providence Equity, on the one hand, and of other stockholders, on the other hand, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our amended and restated certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us. Our amended and restated certificate of incorporation also provides that any principal, officer, member, manager and/or employee of a Sponsor or any entity that controls, is controlled by or under common control with a Sponsor (other than us or any company that is controlled by us) or a Sponsor-managed investment fund will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.
We cannot assure you that we will continue to pay dividends on our common stock, and our indebtedness and certain tax considerations could limit our ability to continue to pay dividends on our common stock. If we do not continue to pay dividends, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.
In each of the fourth quarter of 2013 and the first quarter of 2014, our board of directors declared a quarterly cash dividend of $0.0425 per share of common stock. We expect to continue to pay a cash dividend on our common stock of $0.0425 per share per quarter, or $0.17 per share per annum. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, including those under our senior credit facilities and indentures, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors our board of directors deems relevant. There can be no assurance that we will continue to pay a dividend at the current rate or at all. Accordingly, if we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur. See “-Risks Related to Our Business-We have significant deferred cancellation of debt income” for a discussion of certain tax considerations that could affect our willingness to pay dividends in the future.
We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2013, we owned or leased a total of approximately 2.0 million square feet of space throughout the U.S. and Canada. We own two properties: a combined office and an approximately 450,000 square foot distribution center in Vernon Hills, Illinois, and an approximately 513,000 square foot distribution center in North Las Vegas, Nevada. In addition, we conduct sales, services and administrative activities in various leased locations throughout the U.S. and Canada, including data centers in Madison, Wisconsin and Minneapolis, Minnesota.
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
As of December 31, 2013, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
We previously filed a claim as part of a class action settlement in a case alleging price fixing during the period of January 1, 1996 through December 31, 2006, by certain manufacturers of thin-film liquid crystal display panels. On July 13, 2013, the United Stated District Court for the Northern District of California approved distribution of the settlement proceeds, including a net payment to us of $10.4 million after fees and expenses. We have recognized a pre-tax benefit of $10.4 million within selling and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013. The first of two settlement payments was received by us on July 29, 2013 in the amount of $8.5 million. The balance of $1.9 million was received in February 2014.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers

Name	Age	Position
Thomas E. Richards	59	Chairman, President and Chief Executive Officer, and Director
Dennis G. Berger	49	Senior Vice President and Chief Coworker Services Officer
Neal J. Campbell	52	Senior Vice President and Chief Marketing Officer
Christina M. Corley	46	Senior Vice President - Corporate Sales
Douglas E. Eckrote	49	Senior Vice President - Strategic Solutions and Services
Christine A. Leahy	49	Senior Vice President, General Counsel and Corporate Secretary
Christina V. Rother	50	Senior Vice President - Public and Advanced Technology Sales
Jonathan J. Stevens	44	Senior Vice President - Operations and Chief Information Officer
Matthew A. Troka	43	Senior Vice President - Product and Partner Management
Ann E. Ziegler	55	Senior Vice President and Chief Financial Officer
Thomas E. Richards serves as our Chairman, President and Chief Executive Officer, as a member of our board of directors and as a manager of CDW LLC. From October 2011 to December 31, 2012, Mr. Richards served as our Chief Executive Officer. From September 2009 to October 2011, Mr. Richards served as our President and Chief Operating Officer. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications, a telecommunications carrier. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest Communications, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards also has served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. He currently serves as a board member of Junior Achievement of Chicago, Rush University Medical Center and the University of Pittsburgh. Mr. Richards is also a member of the Economic Club of Chicago and the Executives’ Club of Chicago. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor’s degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow. As a result of these and other professional experiences, Mr. Richards possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations that strengthen the board’s collective qualifications, skills and experience.
Dennis G. Berger serves as our Senior Vice President and Chief Coworker Services Officer. Mr. Berger joined CDW in September 2005 as Vice President-Coworker Services. In January 2007, he was named Senior Vice President and Chief Coworker Services Officer. Mr. Berger is responsible for leading CDW’s programs in coworker learning and development, benefits, compensation, performance management, coworker relations and talent acquisition. Prior to joining CDW, he served as Vice President of Human Resources at PepsiAmericas, a beverage company, from 2002 to 2005. Mr. Berger has also held human resources positions of increasing responsibility at Pepsi Bottling Group, Inc., Pepsico, Inc. and GTE Corporation. Mr. Berger serves on the board of directors of Glenwood Academy, Anti-Defamation League of Chicago and Skills for Chicagoland’s Future. Mr. Berger is a graduate of Northeastern University where he earned a bachelor’s degree and a graduate of John M. Olin School of Business at Washington University in St. Louis where he earned a Master of Business Administration.
Neal J. Campbell serves as our Senior Vice President and Chief Marketing Officer. Mr. Campbell joined CDW in January 2011, and is responsible for the strategy and development of CDW’s advertising, public relations, channel marketing, marketing intelligence and research, merchandising, microsites, creative services and direct marketing content, along with relationship marketing, corporate communications and e-commerce initiatives including content development, online marketing and e-procurement. Prior to joining CDW, Mr. Campbell served as Chief Executive Officer of TrafficCast, a provider of real-time and predictive traffic information to Google, Yahoo and others from 2008 to 2011. From 2006 to 2008, he served as Executive Vice President and General Manager-Strategic Marketing and Next Generation Products for ISCO International, a manufacturer of wireless telecommunications components. Mr. Campbell also spent 17 years with Motorola, most recently as Vice President and General Manager, GSM Portfolio Marketing and Planning for the company’s mobile device business. He currently serves as a board member of TrafficCast and Junior Achievement of Chicago, and is on the Executive Advisory Council of Bradley University. Mr. Campbell is a graduate of Bradley University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned a Master of Business Administration.
Christina M. Corley serves as our Senior Vice President of Corporate Sales and is responsible for managing all aspects of our corporate sales force, including sales force strategy, structure, goals, operations, revenue generation and training and development. Prior to joining CDW in September 2011, Ms. Corley served as President and Chief Operating Officer of Zones, Inc., a provider of IT products and solutions, from 2006 to 2011. She served as Executive Vice President of Purchasing and Operations for Zones, Inc. from April 2005 to October 2006. She served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of Zones, Inc., from March 2003 to April 2005. Prior to its acquisition by Zones, Inc., Ms. Corley served as Chief Executive Officer of CPCS from 1999 to 2003. Ms. Corley began her career in sales and marketing, holding various positions at IBM, Dataflex and VisionTek. She currently serves as a board member of the Boys and Girls Club of Chicago. Ms. Corley is a graduate of the University of Illinois at Urbana-Champaign where she earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where she earned a Master of Business Administration in management and strategy.
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
Christina V. Rother serves as our Senior Vice President of Public and Advanced Technology Sales and is responsible for managing all aspects of our public sector and advanced technology sales forces, including sales force strategy, structure, goals, operations, revenue generation and training and development. Ms. Rother joined CDW in 1991 as an account manager. In 2002, she was appointed Vice President for Education and State and Local Sales. In 2005, she was chosen to lead our newly formed healthcare sales team. Beginning in 2006, Ms. Rother has held various positions ranging from Group Vice President of CDW Government LLC, President of CDW Government LLC and Senior Vice President of Sales. In September 2011, Ms. Rother assumed her current role as Senior Vice President of Public and Advanced Technology Sales. Prior to joining CDW, Ms. Rother held a number of sales positions with technology companies including Laser Computers and Price Electronics. Ms. Rother currently serves as chair of the board of directors of the Make-A-Wish Foundation of Illinois. Ms. Rother is a graduate of the University of Illinois at Chicago where she earned a bachelor’s degree.
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
Our common stock has been listed on the NASDAQ Global Select Market since June 27, 2013 under the symbol “CDW.” Prior to that date, there was no public market for our common stock. Shares sold in our initial public offering ("IPO") were priced at $17.00 per share on June 26, 2013. The following table sets forth the ranges of high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

Year ended December 31, 2013	High	Low
Second quarter (beginning June 27, 2013).......................................................................................................	$19.17	$17.38
Third quarter.....................................................................................................................................................	$24.51	$18.26
Fourth quarter...................................................................................................................................................	$23.56	$20.50
Holders
As of February 28, 2014, there were 143 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
We expect to continue to pay a quarterly cash dividend on our common stock of $0.0425 per share, or $0.17 per annum. The initial quarterly cash dividend of $0.0425 per share was paid on December 2, 2013 to all common stockholders of record as of the close of business on November 15, 2013. On February 13, 2014, we announced that our board of directors declared a quarterly cash dividend on our common stock of $0.0425 per share. The dividend will be paid on March 10, 2014 to all stockholders of record as of the close of business on February 25, 2014. The payment of dividends in quarters beyond the first quarter of 2014 remains at the discretion of our board of directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our board of directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. For a discussion of our cash resources and needs and restrictions on our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report. For additional discussion of restrictions on our ability to pay dividends, see Note 7 "Long-Term Debt", to the accompanying audited consolidated financial statements included elsewhere in this report.
Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that CDW specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the opening of the market on June 27, 2013, the date our common stock first traded on the NASDAQ Global Select Market, through and including the market close on December 31, 2013, with the cumulative total return for the same time period of the same amount invested in the S&P MidCap 400 index and a peer group index. The Company's peer group index for 2013 consists of the following companies: Accenture plc, Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., CGI Group Inc., Genuine Parts Company, Henry Schein, Inc., Insight Enterprises, Inc., Owens & Minor, Inc., Patterson Companies, Inc., SYNNEX Corporation, United Stationers Inc., W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times the Company’s revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; and (vi) similar EBITDA and gross margins.
Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	June 27, 2013	December 31, 2013
CDW Corp	$100	$138
S&P MidCap 400 index	100	118
CDW Peers	100	113
Use of Proceeds from Registered Securities
On July 2, 2013, the Company completed an IPO of its common stock in which it issued and sold 23,250,000 shares of common stock. On July 31, 2013, the Company completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-1 (File 333-187472), which was declared effective by the SEC on June 26, 2013.

The shares of common stock are listed on the NASDAQ Global Select Market under the symbol “CDW.” The Company's shares of common stock were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which together, generated aggregate net proceeds of $424.7 million to the Company after deducting $29.8 million in underwriting discounts, expenses and transaction costs. Using a portion of the net proceeds from the IPO (exclusive of proceeds from the exercise of the overallotment option), the Company paid a $24.4 million termination fee to affiliates of Madison Dearborn Partners, LLC and Providence Equity Partners, L.L.C. in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO, redeemed $175.0 million aggregate principal amount of senior secured notes due 2018, and redeemed $146.0 million aggregate principal amount of senior subordinated notes due 2017. The redemption price of the senior secured notes due 2018 was 108.0% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. The redemption price of the senior subordinated notes due 2017 was 106.268% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. On October 18, 2013, proceeds from the overallotment option exercise of $56.0 million and cash on hand were used to redeem $155.0 million aggregate principal amount of senior subordinated notes due 2017. The redemption price of the senior subordinated notes due 2017 was 104.178% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such redemption premium and accrued and unpaid interest.

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
We have derived the selected financial data presented below as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012, and 2011 from our audited consolidated financial statements and related notes, which are included elsewhere in this report. The selected financial data as of December 31, 2010 and December 31, 2009 have been derived from our audited consolidated financial statements as of and for those periods, which are not included in this report.
The following are some of the items affecting comparability of the selected financial data for the periods presented:

•	During the year ended December 31, 2013, we recorded IPO- and secondary-offering related expenses of $75.0 million.

•
During the years ended December 31, 2013, 2012, and 2011, we recorded net losses on extinguishments of long-term debt of $64.0 million, $17.2 million, and $118.9 million, respectively. The losses represented the difference between the amount paid upon extinguishment, including call premiums and expenses paid to the debt holders and agents, and the net carrying amount of the extinguished debt, adjusted for a portion of the unamortized deferred financing costs.

•
During the year ended December 31, 2009, we recorded goodwill impairment charges of $241.8 million. This impairment was primarily attributable to deterioration in macroeconomic conditions and overall declines in net sales.

	Years Ended December 31,
(dollars and shares in millions, except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales	$10,768.6	$10,128.2	$9,602.4	$8,801.2	$7,162.6
Cost of sales	9,008.3	8,458.6	8,018.9	7,410.4	6,029.7
Gross profit	1,760.3	1,669.6	1,583.5	1,390.8	1,132.9
Selling and administrative expenses	1,120.9	1,029.5	990.1	932.1	821.1
Advertising expense	130.8	129.5	122.7	106.0	101.9
Goodwill impairment	—	—	—	—	241.8
Income (loss) from operations	508.6	510.6	470.7	352.7	(31.9)
Interest expense, net	(250.1)	(307.4)	(324.2)	(391.9)	(431.7)
Net (loss) gain on extinguishments of long-term debt	(64.0)	(17.2)	(118.9)	2.0	—
Other income, net	1.0	0.1	0.7	0.2	2.4
Income (loss) before income taxes	195.5	186.1	28.3	(37.0)	(461.2)
Income tax (expense) benefit	(62.7)	(67.1)	(11.2)	7.8	87.8
Net income (loss)	$132.8	$119.0	$17.1	$(29.2)	$(373.4)
Net income (loss) per common share:
Basic	$0.85	$0.82	$0.12	$(0.20)	$(2.60)
Diluted	$0.84	$0.82	$0.12	$(0.20)	$(2.60)
Weighted-average common shares outstanding:
Basic	156.6	145.1	144.8	144.4	143.8
Diluted	158.7	145.8	144.9	144.4	143.8

Balance Sheet Data (at period end):
Cash and cash equivalents	$188.1	$37.9	$99.9	$36.6	$88.0
Working capital	810.9	666.5	538.1	675.4	923.2
Total assets	5,924.6	5,720.0	5,967.7	5,943.8	5,976.0
Total debt and capitalized lease obligations (1)	3,251.2	3,771.0	4,066.0	4,290.0	4,621.9
Total shareholders’ equity (deficit)	711.7	136.5	(7.3)	(43.5)	(44.7)

Other Financial Data:
Capital expenditures	$47.1	$41.4	$45.7	$41.5	$15.6
Depreciation and amortization	208.2	210.2	204.9	209.4	218.2
Gross profit as a percentage of net sales	16.3%	16.5%	16.5%	15.8%	15.8%
Ratio of earnings to fixed charges (2)	1.8	1.6	1.1	(a)	(a)
EBITDA (3)	$653.8	$703.7	$557.4	$564.3	$188.7
Adjusted EBITDA (3)	808.5	766.6	717.3	601.8	465.4
Non-GAAP net income (loss) (4)	314.3	247.1	198.8	85.7	(14.5)

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$366.3	$317.4	$214.7	$423.7	$107.6
Investing activities	(47.1)	(41.7)	(56.0)	(125.4)	(82.6)
Financing activities	(168.3)	(338.0)	(95.4)	(350.1)	(31.9)

(1)
Excludes borrowings of $256.6 million, $249.2 million, $278.7 million, $28.2 million and $25.0 million, as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(2)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes minus income from equity investees plus fixed charges. Fixed charges consist of interest expense and the portion of rental expense we believe is representative of the interest component of rental expense.

(a)	For the years ended December 31, 2010 and 2009, earnings available for fixed charges were inadequate to cover fixed charges by $37.0 million and $461.2 million, respectively.

(3)
EBITDA is defined as consolidated net income (loss) before interest expense, income tax expense (benefit), depreciation, and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, is calculated by adjusting EBITDA for certain items of income and expense including (but not limited to) the following: (a) non-cash equity-based compensation; (b) goodwill impairment charges; (c) sponsor fees; (d) certain consulting fees; (e) debt-related legal and accounting costs; (f) equity investment income and losses; (g) certain severance and retention costs; (h) gains and losses from the early extinguishment of debt; (i) gains and losses from asset dispositions outside the ordinary course of business; and (j) non-recurring, extraordinary or unusual gains or losses or expenses.

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
The following unaudited table sets forth reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in millions)	2013	2012	2011	2010	2009
Net income (loss)	$132.8	$119.0	$17.1	$(29.2)	$(373.4)
Depreciation and amortization	208.2	210.2	204.9	209.4	218.2
Income tax expense (benefit)	62.7	67.1	11.2	(7.8)	(87.8)
Interest expense, net	250.1	307.4	324.2	391.9	431.7
EBITDA	653.8	703.7	557.4	564.3	188.7

Non-cash equity-based compensation	8.6	22.1	19.5	11.5	15.9
Sponsor fees	2.5	5.0	5.0	5.0	5.0
Consulting and debt-related professional fees	0.1	0.6	5.1	15.1	14.1
Goodwill impairment	—	—	—	—	241.8
Net loss (gain) on extinguishments of long-term debt	64.0	17.2	118.9	(2.0)	—
Litigation, net (i)	(4.1)	4.3	—	—	—
IPO- and secondary-offering related expenses	75.0	—	—	—	—
Other adjustments (ii)	8.6	13.7	11.4	7.9	(0.1)
Adjusted EBITDA	$808.5	$766.6	$717.3	$601.8	$465.4

(i)	Relates to unusual, non-recurring litigation matters.

(ii)	Includes certain retention costs and equity investment income, certain severance costs in 2009 and a gain related to the sale of the Informacast software and equipment in 2009.

The following unaudited table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the periods presented:

	Years Ended December 31,
(in millions)	2013	2012	2011	2010	2009
EBITDA	$653.8	$703.7	$557.4	$564.3	$188.7
Depreciation and amortization	(208.2)	(210.2)	(204.9)	(209.4)	(218.2)
Income tax (expense) benefit	(62.7)	(67.1)	(11.2)	7.8	87.8
Interest expense, net	(250.1)	(307.4)	(324.2)	(391.9)	(431.7)
Net income (loss)	132.8	119.0	17.1	(29.2)	(373.4)

Depreciation and amortization	208.2	210.2	204.9	209.4	218.2
Goodwill impairment	—	—	—	—	241.8
Equity-based compensation expense	46.6	22.1	19.5	11.5	15.9
Amortization of deferred financing costs, debt premium, and debt discount, net	8.8	13.6	15.7	18.0	16.2
Deferred income taxes	(48.7)	(56.3)	(10.2)	(4.3)	(94.4)
Allowance for doubtful accounts	—	—	0.4	(1.3)	(0.2)
Realized loss on interest rate swap agreements	—	—	2.8	51.5	103.2
Mark to market loss on interest rate derivatives	0.1	0.9	4.2	4.7	—
Net loss (gain) on extinguishments of long-term debt	64.0	17.2	118.9	(2.0)	—
Net loss (gain) on sale and disposal of assets	—	0.1	0.3	0.7	(1.7)
Changes in assets and liabilities	(47.1)	(9.4)	(158.3)	165.3	(18.0)
Other non-cash items	1.6	—	(0.6)	(0.6)	—
Net cash provided by operating activities	$366.3	$317.4	$214.7	$423.7	$107.6

(4)
Non-GAAP net income (loss) is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that non-GAAP net income (loss) provides meaningful information regarding our operating performance and our prospects for the future. This supplemental measure excludes, among other things, charges related to the amortization of Acquisition-related intangibles, non-cash equity-based compensation and gains and losses from the early extinguishment of debt. The following unaudited table sets forth a reconciliation of net income (loss) to non-GAAP net income (loss) for the periods presented:

	Years Ended December 31,
(in millions)	2013	2012	2011	2010	2009
Net income (loss)	$132.8	$119.0	$17.1	$(29.2)	$(373.4)
Amortization of intangibles (i)	161.2	163.7	165.7	166.8	168.9
Non-cash equity-based compensation	8.6	22.1	19.5	11.5	15.9
Litigation, net (ii)	(6.3)	—	—	—	—
Net loss on extinguishments of long-term debt	64.0	17.2	118.9	(2.0)	—
Interest expense adjustment related to extinguishments of long-term debt (iii)	(7.5)	(3.3)	(19.4)	(0.7)	—
IPO- and secondary-offering related expenses (iv)	75.0	—	—	—	—
Debt-related refinancing costs (v)	—	—	3.8	5.6	—
Goodwill impairment	—	—	—	—	241.8
Severance expense	—	—	—	—	1.4
Aggregate adjustment for income taxes (vi)	(113.5)	(71.6)	(106.8)	(66.3)	(69.1)
Non-GAAP net income (loss)	$314.3	$247.1	$198.8	$85.7	$(14.5)

(i)	Includes amortization expense for Acquisition-related intangible assets, primarily customer relationships and trade names.

(ii)	Relates to unusual, non-recurring litigation matters.

(iii)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(iv)	IPO- and secondary-offering related expenses consist of the following:

(in millions)	Year Ended
December 31, 2013
Acceleration charge for certain equity awards and related employer payroll taxes	$40.7
RDU Plan cash retention pool accrual	7.5
Management services agreement termination fee	24.4
Other expenses	2.4
IPO- and secondary-offering related expenses	$75.0

(v)	Represents fees and costs expensed related to the December 2010 and March 2011 amendments to our prior senior secured term loan facility.

(vi)	Based on a normalized effective tax rate of 39.0%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” above.
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of approximately 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology "agnostic," with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of more than 4,400 coworkers, including nearly 1,800 field sellers, highly-skilled technology specialists and advanced service delivery engineers.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7%, 10% and 10% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Second half 2013 Public segment results were negatively impacted by federal government budget uncertainty, sequestration and the partial shutdown of the federal government for 16 days.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. In the second quarter of 2012, we began to see customers take a more cautious approach to spending as increased macroeconomic uncertainty impacted decision-making and led to some customers delaying purchases. As we moved through 2013, we saw improvements in operating results for certain sales channels. We will continue to closely monitor macroeconomic conditions during 2014. Uncertainties related to potential reductions in government spending, requirements associated with implementation of the Affordable Care Act, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

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

2013 Initial Public Offering
On July 2, 2013, we completed an initial public offering ("IPO") of 23,250,000 shares of common stock. On July 31, 2013, we completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Our shares of common stock were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which together, generated aggregate net proceeds of $424.7 million to the Company after deducting underwriting discounts, expenses and transaction costs.
On November 19, 2013, we completed a secondary public offering, whereby certain selling stockholders sold 15,000,000 shares of common stock. On December 18, 2013, such selling stockholders sold an additional 2,250,000 shares of common stock to the underwriters of the secondary public offering pursuant to the underwriters' December 13, 2013 exercise in full of the overallotment option granted to them in connection with the secondary public offering. We did not receive any proceeds from the sale of shares in the secondary public offering or upon the exercise of the overallotment option.
The consolidated statement of operations for the year ended December 31, 2013 included pre-tax IPO- and secondary-offering related expenses of $75.0 million. See Note 9 of the accompanying audited consolidated financial statements for additional discussion of our IPO and secondary offering.
Key Business Metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, net income, Non-GAAP net income, net income per common share, Non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA, return on invested capital, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Non-GAAP net income and Adjusted EBITDA are non-GAAP financial measures. We believe these measures provide helpful information with respect to the company’s operating performance and cash flows including our ability to meet our future debt service, capital expenditures, dividend payments, and working capital requirements, Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our senior credit facilities. See "Selected Financial Data" included elsewhere in this report for the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to net income.

The results of certain key business metrics are as follows:

(dollars in millions)	Years Ended December 31,
	2013	2012	2011
Net sales	$10,768.6	$10,128.2	$9,602.4
Gross profit	1,760.3	1,669.6	1,583.5
Income from operations	508.6	510.6	470.7
Net income	132.8	119.0	17.1
Non-GAAP net income	314.3	247.1	198.8
Adjusted EBITDA	808.5	766.6	717.3
Average daily sales	42.4	39.9	37.7
Net debt (defined as total debt minus cash and cash equivalents)	3,063.1	3,733.1	3,966.1
Cash conversion cycle (in days) (1)	24	24	28

(1)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$10,768.6	100.0%	$10,128.2	100.0%
Cost of sales	9,008.3	83.7	8,458.6	83.5

Gross profit	1,760.3	16.3	1,669.6	16.5

Selling and administrative expenses	1,120.9	10.4	1,029.5	10.2
Advertising expense	130.8	1.2	129.5	1.3

Income from operations	508.6	4.7	510.6	5.0

Interest expense, net	(250.1)	(2.3)	(307.4)	(3.0)
Net loss on extinguishments of long-term debt	(64.0)	(0.6)	(17.2)	(0.2)
Other income, net	1.0	—	0.1	—

Income before income taxes	195.5	1.8	186.1	1.8

Income tax expense	(62.7)	(0.6)	(67.1)	(0.7)

Net income	$132.8	1.2%	$119.0	1.1%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$5,960.1	55.3%	$5,512.8	54.4%	$447.3	8.1%
Public	4,164.5	38.7	4,023.0	39.7	141.5	3.5
Other	644.0	6.0	592.4	5.9	51.6	8.7
Total net sales	$10,768.6	100.0%	$10,128.2	100.0%	$640.4	6.3%

(1)	There were 254 selling days in both the years ended December 31, 2013 and 2012.
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2013 and 2012:

(dollars in millions)	Years Ended December 31,
	2013	2012	Dollar Change	Percent Change
Corporate:
Medium / Large	$4,902.6	$4,448.5	$454.1	10.2%
Small Business	1,057.5	1,064.3	(6.8)	(0.6)
Total Corporate	$5,960.1	$5,512.8	$447.3	8.1%

Public:
Government	$1,250.6	$1,394.1	$(143.5)	(10.3)%
Education	1,449.0	1,192.3	256.7	21.5
Healthcare	1,464.9	1,436.6	28.3	2.0
Total Public	$4,164.5	$4,023.0	$141.5	3.5%
Total net sales in 2013 increased $640.4 million, or 6.3%, to $10,768.6 million, compared to $10,128.2 million in 2012. There were 254 selling days for both the years ended December 31, 2013 and 2012. The increase in total net sales was primarily the result of growth in hardware and software, a more tenured sales force, a continued focus on seller productivity across all areas of the organization and the addition of nearly 120 customer-facing coworkers, the majority in pre- and post-sale technical positions such as technical specialists and service delivery roles. Our total net sales growth for the year ended December 31, 2013 reflected growth in notebooks/mobile devices, netcomm products and software. Software gains were driven by growth in security, document management software and network management software, partially offset by a decline in application suites.
Corporate segment net sales in 2013 increased $447.3 million, or 8.1%, compared to 2012, driven by sales growth in the medium/large customer channel. Within our Corporate segment, net sales to medium/large customers increased 10.2% between years primarily due to certain of these customers increasing their IT spending, a more tenured sales force, a continued focus on seller productivity and additional customer-facing coworkers, the majority in pre- and post-sale technical positions such as technical specialists and service delivery roles. This increase was led by unit volume growth in netcomm products and growth in notebooks/mobile devices and software. Partially offsetting the growth in the medium/large customer channel was a 0.6% decline in net sales to small business customers, due to certain of these customers taking a more cautious approach to spending as macroeconomic and regulatory uncertainty impacted decision-making. This decrease was led by unit volume declines in notebooks/mobile devices, partially offset by growth in netcomm products.
Public segment net sales in 2013 increased $141.5 million, or 3.5%, between years, driven by strong performance in the education customer channel. Net sales to education customers increased $256.7 million, or 21.5%, between years, led by growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support new standardized digital testing requirements that will take effect in 2014. Net sales to government customers decreased $143.5 million, or

10.3%, in 2013 compared to 2012 due to reductions and delays in federal government spending following sequestration, uncertainty over future budget negotiations and the partial shutdown of the federal government. The government customer channel net sales decline was led by decreases in sales of enterprise storage and notebooks/mobile devices, partially offset by growth in software. Net sales to healthcare customers increased $28.3 million, or 2.0%, between years, driven by growth in notebooks/mobile devices and desktop computers.
Gross profit
Gross profit increased $90.7 million, or 5.4%, to $1,760.3 million in 2013, compared to $1,669.6 million in 2012. As a percentage of total net sales, gross profit decreased 20 basis points to 16.3% in 2013, down from 16.5% in 2012. Gross profit margin was negatively impacted 30 basis points by unfavorable price/mix changes within product margin, as we experienced product margin compression in transactional product categories such as desktops and notebooks. Partially offsetting this decrease was an increase of 10 basis points due to a higher mix of net service contract revenue. Net service contract revenue, including items such as third-party services and warranties, has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $91.4 million, or 8.9%, to $1,120.9 million in 2013, compared to $1,029.5 million in 2012. As a percentage of total net sales, selling and administrative expenses increased 20 basis points to 10.4% in 2013, up from 10.2% in 2012. Sales payroll, including sales commissions and other variable compensation costs, increased $28.9 million, or 6.4%, between years, consistent with higher sales and gross profit. Additionally, selling and administrative expenses for 2013 included IPO- and secondary-offering related expenses of $75.0 million, as follows:

•
Pre-tax charges of $36.7 million related to the acceleration of the expense recognition for certain equity awards and $4.0 million for the related employer payroll taxes. See Note 10 of the accompanying audited consolidated financial statements for additional discussion of the impact of the IPO on our equity awards.

•	A pre-tax charge of $24.4 million related to the payment of a termination fee to affiliates of the Sponsors in connection with the termination of the management services agreement with such entities.

•
A pre-tax charge of $7.5 million related to compensation expense in connection with the Restricted Debt Unit Plan. See Note 12 of the accompanying audited consolidated financial statements for additional discussion of this charge.

•	Other IPO- and secondary-offering related expenses of $2.4 million.

We did not record any IPO- or secondary-offering related expenses during 2012. Partially offsetting these increases in 2013, was the favorable resolution of a class action legal proceeding in which we were a claimant, which reduced selling and administrative expenses by $10.4 million in 2013 compared to 2012. Total coworker count increased by 163 coworkers, from 6,804 at December 31, 2012, to 6,967 at December 31, 2013.
Advertising expense
Advertising expense increased $1.3 million, or 0.9%, to $130.8 million in 2013, compared to $129.5 million in 2012. As a percentage of net sales, advertising expense was 1.2% in 2013, compared to 1.3% in 2012. The dollar increase in advertising expense was due to a continued focus on advertising our solutions and products, which reinforces our reputation as a leading IT solutions provider.

Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$363.3	6.1%	$349.0	6.3%	4.1%
Public	246.5	5.9	246.7	6.1	(0.1)
Other	27.2	4.2	18.6	3.1	46.3
Headquarters (2)	(128.4)	nm*	(103.7)	nm*	(23.8)
Total income from operations	$508.6	4.7%	$510.6	5.0%	(0.4)%

* Not meaningful

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $508.6 million in 2013, a decrease of $2.0 million, or 0.4%, compared to $510.6 million in 2012. The decrease in income from operations was driven by higher selling and administrative expenses primarily resulting from $75.0 million of IPO- and secondary-offering related expenses recorded during 2013, mostly offset by higher net sales and gross profit. Total operating margin percentage decreased 30 basis points to 4.7% in 2013, from 5.0% in 2012. Operating margin percentage was negatively impacted by the increase in selling and administrative expenses as a percentage of net sales and gross profit margin compression, partially offset by a decrease in advertising expense as a percentage of net sales.
Corporate segment income from operations was $363.3 million in 2013, an increase of $14.3 million, or 4.1%, compared to $349.0 million in 2012. Corporate segment operating margin percentage decreased 20 basis points to 6.1% in 2013, from 6.3% in 2012. Results for 2013 included $26.4 million of IPO- and secondary-offering related expenses, which reduced Corporate segment operating margin by 40 basis points. Higher sales and gross profit dollars offset the effect of IPO- and secondary-offering related expenses on income from operations for 2013.
Public segment income from operations was $246.5 million in 2013, a decrease of $0.2 million, or 0.1%, compared to $246.7 million in 2012. Public segment operating margin percentage decreased 20 basis points to 5.9% in 2013, from 6.1% in 2012. Results for 2013 included $14.4 million of IPO- and secondary-offering related expenses, which reduced Public segment operating margin by 30 basis points. Higher sales and gross profit dollars nearly offset the effect of IPO- and secondary-offering related expenses on income from operations for 2013.
Interest expense, net
At December 31, 2013, our outstanding long-term debt totaled $3,251.2 million, compared to $3,771.0 million at December 31, 2012. We reduced long-term debt throughout the year primarily through the use of a portion of the net proceeds from the IPO and cash flows provided by operating activities. Net interest expense in 2013 was $250.1 million, a decrease of $57.3 million compared to $307.4 million in 2012. This decrease was primarily due to lower debt balances and effective interest rates for 2013 compared to 2012 as a result of debt repayments and refinancing activities completed during 2012 and 2013. See "Liquidity and Capital Resources" below.
Net loss on extinguishments of long-term debt
During 2013, we recorded a net loss on extinguishments of long-term debt of $64.0 million compared to $17.2 million in 2012.
In October 2013, we redeemed $155.0 million aggregate principal amount of senior subordinated notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $8.5 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In August 2013, we redeemed $324.0 million aggregate principal amount of senior subordinated notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In July 2013, we redeemed $175.0 million aggregate principal amount of senior secured notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In April 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility. Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility. In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million, representing a write-off of the remaining unamortized deferred financing costs related to the prior senior secured term loan facility.
In March 2013, we redeemed $50.0 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $3.9 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In December 2012, we redeemed $100.0 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $7.8 million representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
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
Income tax expense
Income tax expense was $62.7 million in 2013, compared to $67.1 million in 2012. The effective income tax rate, expressed by calculating income tax expense or benefit as a percentage of income before income taxes, was 32.1% and 36.0% for 2013 and 2012, respectively.

For 2013, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, including current year state income tax credits and an adjustment to deferred state income taxes due to changes in apportionment factors. For 2012, the effective tax rate differed from the U.S. federal statutory rate primarily due to favorable adjustments to state tax credits which were partially offset by the unfavorable impact of adjustments to deferred state income taxes due to changes in state tax laws and non-deductible expenses, primarily equity-based compensation and meals and entertainment. The lower effective tax rate for 2013 as compared to 2012 was primarily driven by the favorable impact of adjustments to deferred state income taxes due to changes in state tax apportionment factors and lower non-deductible expenses.
Net income
Net income was $132.8 million in 2013, compared to $119.0 million in 2012. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $314.3 million for the year ended December 31, 2013, an increase of $67.2 million, or 27.2%, compared to $247.1 million for the year ended December 31, 2012.

We have included a reconciliation of Non-GAAP net income for the years ended December 31, 2013 and 2012 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, IPO- and secondary-offering related expenses and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Years Ended December 31,
	2013	2012
Net income	$132.8	$119.0
Amortization of intangibles (1)	161.2	163.7
Non-cash equity-based compensation	8.6	22.1
Litigation, net (2)	(6.3)	—
Net loss on extinguishments of long-term debt	64.0	17.2
Interest expense adjustment related to extinguishments of long-term debt (3)	(7.5)	(3.3)
IPO- and secondary-offering related expenses (4)	75.0	—
Aggregate adjustment for income taxes (5)	(113.5)	(71.6)
Non-GAAP net income	$314.3	$247.1

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)	Relates to unusual, non-recurring litigation matters.

(3)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(4)	IPO- and secondary-offering related expenses consist of the following:

(in millions)	Years Ended December 31,
	2013	2012
Acceleration charge for certain equity awards and related employer payroll taxes	$40.7	$—
RDU Plan cash retention pool accrual	7.5	—
Management services agreement termination fee	24.4	—
Other expenses	2.4	—
IPO- and secondary-offering related expenses	$75.0	$—

(5)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $808.5 million in 2013, an increase of $41.9 million, or 5.5%, compared to $766.6 million in 2012. As a percentage of net sales, Adjusted EBITDA was 7.5% and 7.6% in 2013 and 2012, respectively.
We have included a reconciliation of EBITDA and Adjusted EBITDA for 2013 and 2012 in the table below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Years Ended December 31,
	2013	2012
Net income	$132.8	$119.0
Depreciation and amortization	208.2	210.2
Income tax expense	62.7	67.1
Interest expense, net	250.1	307.4
EBITDA	653.8	703.7

Adjustments:
Non-cash equity-based compensation	8.6	22.1
Sponsor fee	2.5	5.0
Consulting and debt-related professional fees	0.1	0.6
Net loss on extinguishments of long-term debt	64.0	17.2
Litigation, net (1)	(4.1)	4.3
IPO- and secondary-offering related expenses (2)	75.0	—
Other adjustments (3)	8.6	13.7
Total adjustments	154.7	62.9

Adjusted EBITDA	$808.5	$766.6

(1)	Relates to unusual, non-recurring litigation matters.

(2)	As defined under Non-GAAP net income above.

(3)	Other adjustments primarily include certain retention costs and equity investment income.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
(in millions)	2013	2012
EBITDA	$653.8	$703.7
Depreciation and amortization	(208.2)	(210.2)
Income tax expense	(62.7)	(67.1)
Interest expense, net	(250.1)	(307.4)
Net income	132.8	119.0
Depreciation and amortization	208.2	210.2
Equity-based compensation expense	46.6	22.1
Deferred income taxes	(48.7)	(56.3)
Amortization of deferred financing costs, debt premium, and debt discount, net	8.8	13.6
Net loss on extinguishments of long-term debt	64.0	17.2
Other	1.7	1.0
Changes in assets and liabilities	(47.1)	(9.4)
Net cash provided by operating activities	$366.3	$317.4

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$10,128.2	100.0%	$9,602.4	100.0%
Cost of sales	8,458.6	83.5	8,018.9	83.5

Gross profit	1,669.6	16.5	1,583.5	16.5

Selling and administrative expenses	1,029.5	10.2	990.1	10.3
Advertising expense	129.5	1.3	122.7	1.3

Income from operations	510.6	5.0	470.7	4.9

Interest expense, net	(307.4)	(3.0)	(324.2)	(3.4)
Net loss on extinguishments of long-term debt	(17.2)	(0.2)	(118.9)	(1.2)
Other income, net	0.1	—	0.7	—

Income before income taxes	186.1	1.8	28.3	0.3

Income tax expense	(67.1)	(0.7)	(11.2)	(0.1)

Net income	$119.0	1.1%	$17.1	0.2%
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
The decrease in selling and administrative expenses as a percentage of sales of 10 basis points between years was driven by the decline in incentive compensation tied to Adjusted EBITDA performance.
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
In December 2012, we redeemed $100.0 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $7.8 million representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
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
Non-GAAP net income
Non-GAAP net income was $247.1 million for the year ended December 31, 2012, an increase of $48.3 million, or 24.3%, compared to $198.8 million for the year ended December 31, 2011.
We have included a reconciliation of Non-GAAP net income for the years ended December 31, 2012 and 2011 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Years Ended December 31,
	2012	2011
Net income	$119.0	$17.1
Amortization of intangibles (1)	163.7	165.7
Non-cash equity-based compensation	22.1	19.5
Net loss on extinguishments of long-term debt	17.2	118.9
Interest expense adjustment related to extinguishments of long-term debt (2)	(3.3)	(19.4)
Debt related refinancing costs (3)	—	3.8
Aggregate adjustment for income taxes (4)	(71.6)	(106.8)
Non-GAAP net income	$247.1	$198.8

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Reflects expenses for the March 2011 amendment to the prior term loan facility.

(4)	Based on a normalized effective tax rate of 39.0%.
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

(in millions)	Years Ended December 31,
	2012	2011
Net income	$119.0	$17.1
Depreciation and amortization	210.2	204.9
Income tax expense	67.1	11.2
Interest expense, net	307.4	324.2
EBITDA	703.7	557.4

Adjustments:
Non-cash equity-based compensation	22.1	19.5
Sponsor fee	5.0	5.0
Consulting and debt-related professional fees	0.6	5.1
Net loss on extinguishments of long-term debt	17.2	118.9
Litigation, net (1)	4.3	—
Other adjustments (2)	13.7	11.4
Total adjustments	62.9	159.9

Adjusted EBITDA	$766.6	$717.3

(1)	Relates to unusual, non-recurring litigation matters.

(2)	Other adjustments include certain retention costs and equity investment income.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
(in millions)	2012	2011
EBITDA	$703.7	$557.4
Depreciation and amortization	(210.2)	(204.9)
Income tax expense	(67.1)	(11.2)
Interest expense, net	(307.4)	(324.2)
Net income	119.0	17.1
Depreciation and amortization	210.2	204.9
Equity-based compensation expense	22.1	19.5
Deferred income taxes	(56.3)	(10.2)
Allowance for doubtful accounts	—	0.4
Amortization of deferred financing costs and debt premium	13.6	15.7
Net loss on extinguishments of long-term debt	17.2	118.9
Other	1.0	6.7
Changes in assets and liabilities	(9.4)	(158.3)
Net cash provided by operating activities	$317.4	$214.7

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
On July 2, 2013, we completed an IPO of 23,250,000 shares of common stock. On July 31, 2013, we completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, which was declared effective by the SEC on June 26, 2013. Our shares of common stock are listed on the NASDAQ Global Select Market under the symbol “CDW.” Our shares of common stock were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which together generated aggregate net proceeds of $424.7 million to us after deducting underwriting discounts, expenses and transaction costs.
Using a portion of the net proceeds from the IPO, we paid a $24.4 million termination fee to affiliates of the Sponsors in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO and redeemed $175.0 million aggregate principal amount of senior secured notes due 2018. The redemption price of the senior secured notes due 2018 was 108.0% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the senior secured notes due 2018.
On August 1, 2013, we redeemed $324.0 million aggregate principal amount of senior subordinated notes due 2017. We used a portion of the net proceeds from the IPO to redeem $146.0 million aggregate principal amount of senior subordinated notes due 2017 and incremental borrowings of $190.0 million under the senior secured term loan facility to redeem $178.0 million aggregate principal amount of senior subordinated notes due 2017. The redemption price of the senior subordinated notes due 2017 was 106.268% of the principal amount redeemed, plus $12.0 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $20.3 million in redemption premium and $4.3 million for the write-off of a portion of the remaining deferred financing costs related to the senior subordinated notes due 2017.
On October 18, 2013, we redeemed $155.0 million aggregate principal amount of senior subordinated notes due 2017 at a redemption price that was 104.178% of the principal amount redeemed plus $0.2 million in accrued and unpaid interest to the date of redemption. We used a combination of cash on hand and the net proceeds from the sale of shares of common stock related to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO, in the amount of $56.0 million, to redeem the $155.0 million aggregate principal amount of senior subordinated notes due 2017, including the redemption premium and accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $8.5 million in the consolidated statement of operations during the year ended December 31, 2013. This loss represented $6.5 million in redemption premium and $2.0 million for the write-off of a portion of the remaining deferred financing costs related to the senior subordinated notes due 2017. See "Subsequent Events" below for a description of refinancing transactions completed during 2014.

On December 2, 2013, we paid a cash dividend on our common stock of $0.0425 per share to all stockholders of record as of the close of business on November 15, 2013.
On February 13, 2014, we announced that our board of directors declared a quarterly cash dividend on our common stock of $0.0425 per share. The dividend will be paid on March 10, 2014 to all stockholders of record as of the close of business on February 25, 2014. The payment of any future dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our board of directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness.
In connection with the establishment of the MPK Incentive Plan II (the “MPK Plan”) in 2007, we agreed to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). As of December 31, 2013, we have accrued approximately $21 million related to this arrangement within other current liabilities. We expect to make the related cash contribution during the first quarter of 2014. See Note 10 of the accompanying audited consolidated financial statements for additional discussion of this arrangement.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$366.3	$317.4	$214.7
Investing activities	(47.1)	(41.7)	(56.0)

Net change in accounts payable - inventory financing	7.4	(29.5)	250.5
Other financing activities	(175.7)	(308.5)	(345.9)
Financing activities	(168.3)	(338.0)	(95.4)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.3	—
Net increase (decrease) in cash and cash equivalents	$150.2	$(62.0)	$63.3
Operating Activities
Net cash provided by operating activities for 2013 increased $48.9 million compared to 2012. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense and net loss on extinguishments of long-term debt was $413.4 million during 2013, compared to $326.8 million during 2012, an increase of $86.6 million. The increase in cash of $86.6 million reflected stronger operating results in 2013 compared to 2012. Net changes in assets and liabilities reduced cash by $47.1 million in 2013 compared to a reduction of $9.4 million in 2012, resulting in a change of $37.7 million between periods. While changes in assets and liabilities were relatively flat during 2012, during 2013, accounts receivable and accounts payable balances decreased and increased cash by $170.8 million and $146.1 million, respectively, primarily as a result of accelerated sales growth during the final month of 2013. Merchandise inventory also increased during 2013 to support strong sales order volume near the end of 2013.
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
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. The following table presents the components of our cash conversion cycle:

(in days)	December 31,
	2013	2012	2011
Days of sales outstanding (DSO) (1)	44	42	45
Days of supply in inventory (DIO) (2)	15	14	15
Days of purchases outstanding (DPO) (3)	(35)	(32)	(32)
Cash conversion cycle	24	24	28

(1)
Represents the rolling three-month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.

(2)	Represents the rolling three-month average of the balance of inventory at the end of the period divided by average daily cost of goods sold for the same three-month period.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of goods sold for the same three-month period.

The cash conversion cycle remained flat at 24 days for both December 31, 2013 and 2012. The increase in DSO was primarily driven by an increase in receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the statement of operations is recorded on a net basis. The DPO increase was primarily due to an increase in payables for third-party services, which offsets the related increase in DSO discussed above. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sales in the statement of operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. The timing of quarter-end payments also had a favorable impact on DPO at December 31, 2013. The increase in DIO was primarily due to an increase in inventory to support strong sales order volume near the end of 2013.
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
Investing Activities
Net cash used in investing activities increased $5.4 million in 2013 compared to 2012. Capital expenditures were $47.1 million and $41.4 million for 2013 and 2012, respectively, primarily for improvements to our information technology systems during both years.
Net cash used in investing activities in 2012 decreased $14.3 million compared to 2011. This decline was primarily due to a reduction in cash payments between years of $6.6 million related to interest rate swap agreements, as the $6.6 million paid in 2011 reflected the final payment upon termination of the swap agreements on January 14, 2011. Capital expenditures were $41.4 million and $45.7 million for 2012 and 2011, respectively, primarily for improvements to our information technology systems during both years. During 2012 and 2011, we paid $0.3 million and $3.7 million, respectively, for new interest rate cap agreements.
Financing Activities
Net cash used in financing activities decreased $169.7 million in 2013 compared to 2012. The decrease was primarily driven by various debt transactions during each period and our July 2013 IPO, which generated net proceeds of $424.7 million after deducting underwriting discounts, expenses and transaction costs. The net impact of our debt transactions resulted in cash outflows of $569.4 million and $310.6 million during 2013 and 2012, respectively, as cash was used in each period to reduce our total long-term debt. Debt transactions impacting each period presented are described below under "Long-Term Debt and Financing Arrangements."
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
Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)		December 31,
	Interest Rate (1)	2013	2012
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,528.9	1,339.5
Unamortized discount on senior secured term loan facility		(4.4)	—
Senior secured notes due 2018	8.0%	325.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,305.0
Unamortized premium on senior notes due 2019		4.2	5.0
Senior subordinated notes due 2017	12.535%	92.5	621.5
Total long-term debt		3,251.2	3,771.0
Less current maturities of long-term debt		(45.4)	(40.0)
Long-term debt, excluding current maturities		$3,205.8	$3,731.0
(1)    Interest rate at December 31, 2013.
At December 31, 2013, we were in compliance with the covenants under our various credit agreements and indentures as described below. Under the indentures governing the 8.5% Senior Notes due 2019 and 8.0% Senior Secured Notes due 2018, which contain the most restrictive restricted payment provisions in our various credit agreements and indentures, CDW LLC and its restricted subsidiaries are generally restricted from paying dividends and making other restricted payments unless CDW LLC could incur an additional dollar of indebtedness under its fixed charges ratio covenant and the amount of such dividend or other restricted payment, together with the amount of all other dividends and restricted payments made from January 1, 2011 through the end of the most recently ended fiscal quarter, is less than the sum of 50% of cumulative consolidated net income or 100% of any consolidated net loss incurred over the period plus the amount of certain other items occurring during that period that increase (and in some cases decrease) the amounts available for such payments. For the purpose of determining restricted payment capacity, consolidated net income or loss includes certain adjustments that are defined in the indentures. At December 31, 2013, the amount of cumulative consolidated net income free of restrictions under the credit agreements and indentures ("Restricted Payment Capacity") was $148.0 million. However, the transactions described below under "Subsequent Events" have since reduced the Restricted Payment Capacity to approximately $89 million.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At December 31, 2013, we had no outstanding borrowings under the Revolving Loan, $2.2 million of undrawn letters of credit and $256.7 million reserved related to the floorplan sub-facility.
On June 24, 2011, we entered into the Revolving Loan, a five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on October 12, 2012. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $1.6 million in the consolidated statement of operations for the year ended December 31, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.
As described in Note 5 to the consolidated financial statements, we have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers. In connection with the floorplan sub-facility, we entered into the Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and noninterest bearing. We will either pay the outstanding Revolving Loan inventory financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. At December 31, 2013, the financial intermediary reported an outstanding balance of $246.8 million under the Revolving Loan inventory financing agreement. The total amount reported on the consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $9.3 million more than the $246.8 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $9.9 million in reserves for open orders that reduce the availability under the Revolving Loan. Changes in cash flows from the Revolving Loan inventory financing agreement are reported in financing activities on the consolidated statements of cash flows.
Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon our average daily excess cash availability under the agreement and is subject to a reduction of 0.25% if, and for as long as, the senior secured leverage ratio is less than 3.0. The senior secured leverage ratio is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP measure, for the four most recently ended fiscal quarters. For the four quarters ended December 31, 2013, the senior secured leverage ratio was 2.1.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2013, the borrowing base was $1,065.5 million based on the amount of eligible inventory and accounts receivable balances as of November 30, 2013. We could have borrowed up to an additional $641.1 million under the Revolving Loan at December 31, 2013. The fee on the unused portion of the Revolving Loan ranges from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization.
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
Senior Secured Term Loan Facility
On April 29, 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "Term Loan"). The Term Loan was issued at a price that was 99.75% of par, which resulted in a discount of $3.4 million. Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the "Prior Term Loan Facility"). In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.

On July 31, 2013, we borrowed an additional $190.0 million aggregate principal amount under the Term Loan at a price that was 99.25% of par, which resulted in a discount of $1.4 million. Such proceeds were used to redeem a portion of outstanding Senior Subordinated Notes. The discounts are reported on the consolidated balance sheet as a reduction to the face amount of the Term Loan and are being amortized to interest expense over the term of the related debt. Fees of $6.1 million related to the Term Loan were capitalized as deferred financing costs and are being amortized over the term of the facility using the effective interest method.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended December 31, 2013.
Unlike the Prior Term Loan Facility, the Term Loan does not include a senior secured leverage ratio requirement or a hedging requirement. Additionally, the definition of debt under the Term Loan was revised to exclude amounts outstanding under our inventory financing agreements. The Term Loan is subject to certain requirements as was the Prior Term Loan Facility to make mandatory annual excess cash flow prepayments under designated circumstances, including (i) a prepayment in an amount equal to 50% of our excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by us or our subsidiaries. The total net leverage ratio was 3.8 at December 31, 2013.
We are required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At December 31, 2013, the outstanding principal amount of the Term Loan was $1,528.9 million, excluding $4.4 million in unamortized discount.
We have interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of our interest rate cap agreements was zero at December 31, 2013 and $0.1 million at December 31, 2012.
During the first quarters of 2013, 2012 and 2011, we made principal prepayments totaling $40.0 million, $201.0 million and $132.0 million, respectively, under the Prior Term Loan Facility. These prepayments satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the years ended December 31, 2012, 2011 and 2010, respectively.
On March 11, 2011, we entered into an amendment to the Prior Term Loan Facility, which became effective on March 14, 2011. In connection with this amendment, we recorded a loss on extinguishment of long-term debt of $3.2 million in the consolidated statement of operations for the year ended December 31, 2011. This loss represented a write-off of a portion of the unamortized deferred financing costs related to the Prior Term Loan Facility.
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
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At December 31, 2013, the outstanding principal amount of the Senior Secured Notes was $325.0 million.

On July 2, 2013, we used a portion of the net proceeds from the IPO to redeem $175.0 million aggregate principal amount of Senior Secured Notes. The redemption price of the Senior Secured Notes was 108.0% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Secured Notes.
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
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)
At December 31, 2013, there were no outstanding Senior Notes due 2015.
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
8.5% Senior Notes due 2019 (“Senior Notes”)
At December 31, 2013, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $4.2 million in unamortized premium. The Senior Notes mature on April 1, 2019.
On February 17, 2012, we issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the Senior Notes and is being amortized as a reduction of interest expense over the term of the related debt.
As discussed above, on April 13, 2011, we issued $725.0 million aggregate principal amount of Senior Notes and on May 20, 2011, we issued an additional $450.0 million aggregate principal amount of Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes due 2015 Tender Offers.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At December 31, 2013, the outstanding principal amount of the Senior Subordinated Notes was $92.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017.
On October 18, 2013, we redeemed $155.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. A combination of cash on hand and the net proceeds from the sale of shares of common stock related to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO, in the amount of $56.0 million, was used to fund the redemption of $155.0 million aggregate principal amount, $6.5 million of redemption premium and $0.2 million in accrued and unpaid interest to the date of redemption. See Note 9 in the consolidated financial statements for additional discussion of the underwriters' overallotment option. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $8.5 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $6.5 million in redemption premium and $2.0 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
On August 1, 2013, we redeemed $324.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. We used a portion of the net proceeds from the IPO to redeem $146.0 million aggregate principal amount of Senior Subordinated Notes and incremental borrowings of $190.0 million under the Term Loan to redeem $178.0 million aggregate principal amount of Senior Subordinated Notes. We used cash on hand to pay $12.0 million of accrued and unpaid interest to the date of redemption. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $20.3 million in redemption premium and $4.3 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On March 8, 2013, we redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $3.9 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.

On December 21, 2012, we redeemed $100.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $100.0 million aggregate principal amount, $6.3 million of redemption premium and $2.3 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $7.8 million in the consolidated statement of operations for the year ended December 31, 2012. This loss represented $6.3 million in redemption premium and $1.5 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Subordinated Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	December 31,
	2013	2012
Revolving Loan inventory financing agreement	$256.1	$248.3
Other inventory financing agreements	0.5	0.9
Accounts payable-inventory financing	$256.6	$249.2
We maintain a senior secured asset-based revolving credit facility as described in Note 7 to our consolidated financial statements, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we maintain the Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing. At December 31, 2013 and 2012, we reported $256.1 million and $248.3 million, respectively, for this agreement within accounts payable-inventory financing on the consolidated balance sheets.
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At December 31, 2013 and 2012, amounts owed under other inventory financing agreements of $0.5 million and $0.9 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases and asset retirement obligations. The following table presents our estimated future payments under contractual obligations that existed as of December 31, 2013, based on undiscounted amounts.

(in millions)	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Revolving Loan (1)	$—	$—	$—	$—	$—
Term Loan (2)	1,832.7	64.9	128.3	126.3	1,513.2
Senior Secured Notes (3)	455.0	26.0	52.0	377.0	—
Senior Notes (3)	1,915.1	110.9	221.9	221.9	1,360.4
Senior Subordinated Notes (3)	124.8	38.8	15.7	70.3	—
Operating leases (4)	89.2	17.9	30.9	19.7	20.7
Asset retirement obligations (5)	0.5	—	0.5	—	—
Total	$4,417.3	$258.5	$449.3	$815.2	$2,894.3

(1)	Includes only principal payments. Excludes interest payments and fees related to this facility because of variability with respect to the timing of advances and repayments.

(2)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for variable rate debt were calculated using interest rates as of December 31, 2013. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is calculated using the stated interest rate. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. See "Subsequent Events" for a description of refinancing transactions completed during 2014.

(4)	Includes the minimum lease payments for non-cancelable leases of properties and equipment used in our operations.

(5)	Represent commitments to return property subject to operating leases to original condition upon lease termination.
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
As of December 31, 2013, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
We previously filed a claim as part of a class action settlement in a case alleging price fixing during the period of January 1, 1996 through December 31, 2006, by certain manufacturers of thin-film liquid crystal display panels. On July 13, 2013, the United Stated District Court for the Northern District of California approved distribution of the settlement proceeds, including a net payment to us of $10.4 million after fees and expenses. We have recognized a pre-tax benefit of $10.4 million within selling and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013.

The first of two settlement payments was received by us on July 29, 2013 in the amount of $8.5 million. The balance of $1.9 million was received in February 2014.
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
In Note 1 to the accompanying audited consolidated financial statements, we include a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. We believe the following are the most critical accounting policies and estimates that include significant judgments used in the preparation of our financial statements. We consider an accounting policy or estimate to be critical if it requires assumptions to be made that were uncertain at the time they were made, and if changes in these assumptions could have a material impact on our financial condition or results of operations.
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
Revenues from the sales of hardware products and software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from our warehouse, (ii) via drop-shipment by the vendor or supplier, or (iii) via electronic delivery for software licenses. At the time of sale, we record an estimate for sales returns and allowances based on historical experience. Our vendor partners warrant most of the products we sell.
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
Revenue from professional services is either recognized as provided for services billed at an hourly rate or recognized using a proportional performance model for services provided at a fixed fee. Revenue from cloud computing solutions including Software as a Service ("SaaS") and Infrastructure as a Service ("IaaS") arrangements, as well as data center services such as managed and remote managed services, server co-location, internet connectivity and data backup and storage, is recognized over the period service is provided.
We also sell certain products for which we act as an agent. Products in this category include the sale of third-party services, warranties, software assurance (“SA”) and third-party hosted SaaS and IaaS arrangements. SA is a product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.
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
From time to time, we sell some of our products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of the products and services. For each deliverable that represents a separate unit of accounting, total arrangement consideration is allocated based upon the relative selling prices of each element. The allocated arrangement consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by using vendor specific objective evidence (“VSOE”) if it exists. Otherwise, selling prices are determined using third party evidence (“TPE”). If neither VSOE or TPE is available, we use our best estimate of selling prices.
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

Goodwill and Other Intangible Assets
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level. Our reporting units used to assess potential goodwill impairment are the same as our operating segments. We are required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. We have the option of performing a qualitative assessment of a reporting unit's fair value from the last quantitative assessment to determine if it is more likely than not that the reporting unit's goodwill is impaired or performing a quantitative assessment by comparing a reporting unit's estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the reporting units’ fair value in an orderly transaction between market participants. Under the income approach, we determine fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, we utilize valuation multiples derived from publicly available information for peer group companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. We have weighted the income approach and the market approach at 75% and 25%, respectively.
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
Subsequent Events
We redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes on January 22, 2014 and February 21, 2014, respectively. The redemption prices were 104.178% of the principal amounts redeemed plus $1.0 million and $0.9 million in accrued and unpaid interest to the date of each redemption, respectively. Following these redemptions, $42.5 million aggregate principal amount of the Senior Subordinated Notes remain outstanding, which we expect to fully redeem during the next six months. In connection with these redemptions, we expect to record a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations during the first quarter of 2014. This loss represents $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On February 13, 2014, we announced that our board of directors declared a cash dividend on our common stock of $0.0425 per share. The dividend will be paid on March 10, 2014 to all stockholders of record as of the close of business on February 25, 2014. Future dividends will be subject to the approval of our board of directors.

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
We have interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period.
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
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDW Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 5, 2014

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$188.1	$37.9
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.4, respectively	1,451.0	1,285.0
Merchandise inventory	382.0	314.6
Miscellaneous receivables	146.3	148.5
Deferred income taxes	—	14.1
Prepaid expenses and other	46.1	34.6
Total current assets	2,213.5	1,834.7
Property and equipment, net	131.1	142.7
Goodwill	2,220.3	2,209.3
Other intangible assets, net	1,328.0	1,478.5
Deferred financing costs, net	30.1	53.2
Other assets	1.6	1.6
Total assets	$5,924.6	$5,720.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable-trade	$662.8	$518.6
Accounts payable-inventory financing	256.6	249.2
Current maturities of long-term debt	45.4	40.0
Deferred revenue	94.8	57.8
Accrued expenses:
Compensation	112.2	99.4
Interest	31.8	50.7
Sales taxes	29.2	22.6
Advertising	33.2	33.9
Income taxes	6.3	0.2
Other	130.3	95.8
Total current liabilities	1,402.6	1,168.2
Long-term liabilities:
Debt	3,205.8	3,731.0
Deferred income taxes	563.5	624.3
Other liabilities	41.0	60.0
Total long-term liabilities	3,810.3	4,415.3

Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 and no shares authorized, respectively; no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 and 286.1 shares authorized, respectively; 172.0 and 145.2 shares issued, respectively; 172.0 and 145.1 shares outstanding, respectively	1.7	1.4
Paid-in capital	2,688.1	2,207.7
Accumulated deficit	(1,971.8)	(2,073.0)
Accumulated other comprehensive (loss) income	(6.3)	0.4
Total shareholders’ equity	711.7	136.5
Total liabilities and shareholders’ equity	$5,924.6	$5,720.0

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts)

	Years Ended December 31,
	2013	2012	2011
Net sales	$10,768.6	$10,128.2	$9,602.4
Cost of sales	9,008.3	8,458.6	8,018.9
Gross profit	1,760.3	1,669.6	1,583.5
Selling and administrative expenses	1,120.9	1,029.5	990.1
Advertising expense	130.8	129.5	122.7
Income from operations	508.6	510.6	470.7
Interest expense, net	(250.1)	(307.4)	(324.2)
Net loss on extinguishments of long-term debt	(64.0)	(17.2)	(118.9)
Other income, net	1.0	0.1	0.7
Income before income taxes	195.5	186.1	28.3
Income tax expense	(62.7)	(67.1)	(11.2)
Net income	$132.8	$119.0	$17.1

Net income per common share:
Basic	$0.85	$0.82	$0.12
Diluted	$0.84	$0.82	$0.12

Weighted-average number of common shares outstanding:
Basic	156.6	145.1	144.8
Diluted	158.7	145.8	144.9

Cash dividends declared per common share	$0.0425	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$132.8	$119.0	$17.1
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive (loss) income to net income, net of tax	—	—	1.9
Foreign currency translation adjustment	(6.7)	2.5	(1.8)
Other comprehensive (loss) income, net of tax	(6.7)	2.5	0.1
Comprehensive income	$126.1	$121.5	$17.2
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (in millions)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2010	—	$—	144.6	$1.4	$2,165.3	$(2,208.0)	$(2.2)	$(43.5)
Equity-based compensation expense	—	—	—	—	19.5	—	—	19.5
Investment from CDW Holdings LLC	—	—	—	—	1.0	—	—	1.0
Repurchase of common shares	—	—	—	—	—	(0.4)	—	(0.4)
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	—	—	0.3	—	(1.1)	—	—	(1.1)
Net income	—	—	—	—	—	17.1	—	17.1
Reclassification of realized loss on interest rate swap agreements from accumulated other comprehensive loss to net income, net of tax	—	—	—	—	—	—	1.9	1.9
Foreign currency translation adjustment	—	—	—	—	—	—	(1.8)	(1.8)
Balance at December 31, 2011	—	$—	144.9	$1.4	$2,184.7	$(2,191.3)	$(2.1)	$(7.3)
Equity-based compensation expense	—	—	—	—	22.1	—	—	22.1
Investment from CDW Holdings LLC	—	—	—	—	2.8	—	—	2.8
Repurchase of common shares	—	—	—	—	—	(0.7)	—	(0.7)
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	—	—	0.3	—	(1.4)	—	—	(1.4)
Incentive compensation plan units withheld for taxes	—	—	—	—	(0.5)	—	—	(0.5)
Net income	—	—	—	—	—	119.0	—	119.0
Foreign currency translation adjustment	—	—	—	—	—	—	2.5	2.5
Balance at December 31, 2012	—	$—	145.2	$1.4	$2,207.7	$(2,073.0)	$0.4	$136.5
Equity-based compensation expense	—	—	—	—	46.6	—	—	46.6
Issuance of common shares	—	—	26.8	0.3	424.4	—	—	424.7
Repurchase of common shares	—	—	—	—	—	(0.2)	—	(0.2)
Dividends declared	—	—	—	—	—	(7.3)	—	(7.3)
Reclassification to goodwill for accrued charitable contributions	—	—	—	—	9.4	—	—	9.4
Incentive compensation plan units withheld for taxes	—	—	—	—	—	(24.1)	—	(24.1)
Net income	—	—	—	—	—	132.8	—	132.8
Foreign currency translation adjustment	—	—	—	—	—	—	(6.7)	(6.7)
Balance at December 31, 2013	—	$—	172.0	$1.7	$2,688.1	$(1,971.8)	$(6.3)	$711.7
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$132.8	$119.0	$17.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208.2	210.2	204.9
Equity-based compensation expense	46.6	22.1	19.5
Deferred income taxes	(48.7)	(56.3)	(10.2)
Allowance for doubtful accounts	—	—	0.4
Amortization of deferred financing costs, debt premium, and debt discount, net	8.8	13.6	15.7
Net loss on extinguishments of long-term debt	64.0	17.2	118.9
Realized loss on interest rate swap agreements	—	—	2.8
Mark to market loss on interest rate derivatives	0.1	0.9	4.2
Net loss on sale and disposals of assets	—	0.1	0.3
Other	1.6	—	(0.6)
Changes in assets and liabilities:
Accounts receivable	(170.8)	(10.4)	(183.4)
Merchandise inventory	(67.5)	7.1	(29.0)
Other assets	(10.1)	(3.8)	50.3
Accounts payable-trade	146.1	0.8	(19.8)
Other current liabilities	64.1	(2.1)	39.6
Long-term liabilities	(8.9)	(1.0)	(16.0)
Net cash provided by operating activities	366.3	317.4	214.7

Cash flows from investing activities:
Capital expenditures	(47.1)	(41.4)	(45.7)
Cash settlements on interest rate swap agreements	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(0.3)	(3.7)
Net cash used in investing activities	(47.1)	(41.7)	(56.0)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	63.0	289.0	1,295.0
Repayments of borrowings under revolving credit facility	(63.0)	(289.0)	(1,483.2)
Repayments of long-term debt	(51.1)	(201.0)	(132.0)
Proceeds from issuance of long-term debt	1,535.2	135.7	1,175.0
Payments to extinguish long-term debt	(2,047.4)	(243.2)	(1,175.0)
Payments of debt financing costs	(6.1)	(2.1)	(26.3)
Investment from CDW Holdings LLC, net	—	2.8	1.0
Net change in accounts payable-inventory financing	7.4	(29.5)	250.5
Payment of incentive compensation plan withholding taxes	(24.1)	—	—
Net proceeds from issuance of common shares	424.7	—	—
Repurchase of common shares	(0.2)	(0.7)	(0.4)
Dividends paid	(7.3)	—	—
Excess tax benefits from equity-based compensation	0.6	—	—
Net cash used in financing activities	(168.3)	(338.0)	(95.4)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.3	—

Net increase (decrease) in cash and cash equivalents	150.2	(62.0)	63.3

Cash and cash equivalents – beginning of period	37.9	99.9	36.6

Cash and cash equivalents – end of period	$188.1	$37.9	$99.9

Supplementary disclosure of cash flow information:
Interest paid	$(267.6)	$(302.7)	$(332.9)
Taxes (paid) refunded, net	$(82.5)	$(123.2)	$20.9
Non-cash investing and financing activities:
Capital expenditures accrued in accounts payable-trade	$0.2	$0.5	$1.1
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
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. On August 6, 2010, CDW Finance Corporation, a Delaware corporation, was formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 17 and does not hold any material assets or engage in any business activities or operations.
Throughout this report, the terms “the Company” and “CDW” refer to Parent and its 100% owned subsidiaries.
Parent was previously owned directly by CDW Holdings LLC ("CDW Holdings"), a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC ("Madison Dearborn") and Providence Equity Partners L.L.C. ("Providence Equity," and together with Madison Dearborn, the "Sponsors"), certain other co-investors and certain members of CDW management. On July 2, 2013, Parent completed an initial public offering ("IPO") of its common stock. In connection with the IPO, CDW Holdings distributed all of its shares of Parent's common stock to its members in June 2013 in accordance with the members’ respective membership interests and was subsequently dissolved in August 2013. See Note 9 for additional discussion of the IPO.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
Cash and cash equivalents include all deposits in banks and short-term (original maturities of three months or less), highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that there is insignificant risk of changes in value due to interest rate changes.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks.
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
The Company has asset retirement obligations associated with commitments to return property subject to operating leases to its original condition upon lease termination. The Company’s asset retirement liability was $0.5 million as of December 31, 2013 and 2012.
Goodwill and Other Intangible Assets
The Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has the option of performing a qualitative assessment of a reporting unit's fair value from the last quantitative assessment to determine if it is more likely than not that the reporting unit's goodwill is impaired or performing a quantitative assessment by comparing a reporting unit's estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. This assessment uses significant accounting judgments, estimates and assumptions. Any changes in the judgments, estimates or assumptions used could produce significantly different results. During the years ended December 31, 2013, 2012 and 2011, the Company recorded no goodwill impairment charges. See Note 4 for more information on the Company’s evaluations of goodwill for impairment.
Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives. The cost of computer software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful life of the software. These intangible assets are reviewed for impairment when indicators are present using undiscounted cash flows. The Company uses the undiscounted cash flows, excluding interest charges, to assess the recoverability of the carrying value of such assets. To the extent carrying value exceeds the undiscounted cash flows, an impairment loss is recorded based upon the excess of the carrying value over fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. During the years ended December 31, 2013, 2012 and 2011, no impairment existed with respect to the Company’s intangible assets with determinable lives and no significant changes to the remaining useful lives were necessary. The following table shows estimated useful lives of definite-lived intangible assets:

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
Derivatives
The Company has entered into interest rate cap agreements for the purpose of economically hedging its exposure to fluctuations in interest rates. These derivatives are recorded at fair value in the Company’s consolidated balance sheets.
The Company’s interest rate cap agreements are not designated as cash flow hedges of interest rate risk. Changes in fair value of the derivatives are recorded directly to interest expense, net in the Company’s consolidated statements of operations.
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
Accumulated Other Comprehensive (Loss) Income
Foreign currency translation adjustments are included in shareholders’ equity under accumulated other comprehensive (loss) income.
The components of accumulated other comprehensive (loss) income are as follows:

(in millions)	December 31,
	2013	2012	2011
Foreign currency translation adjustment	$(6.3)	$0.4	$(2.1)
Accumulated other comprehensive (loss) income	$(6.3)	$0.4	$(2.1)
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
Revenues from the sales of hardware products and software products and licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company's warehouse, (ii) via drop-shipment by the vendor or supplier, or (iii) via electronic delivery for software licenses. At the time of sale, the Company records an estimate for sales returns and allowances based on historical experience. The Company's vendor partners warrant most of the products the Company sells.
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
Revenue from professional services is either recognized as provided for services billed at an hourly rate or recognized using a proportional performance model for services provided at a fixed fee. Revenue from cloud computing solutions including Software as a Service ("SaaS") and Infrastructure as a Service ("IaaS") arrangements, as well as data center services such as managed and remote managed services, server co-location, internet connectivity and data backup and storage, is recognized over the period service is provided.
The Company also sells certain products for which it acts as an agent. Products in this category include the sale of third-party services, warranties, software assurance (“SA”) and third-party hosted SaaS and IaaS arrangements. SA is a product that allows customers to upgrade, at no additional cost, to the latest technology if new applications are introduced during the period that the SA is in effect. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, total arrangement consideration is allocated based upon the relative selling prices of each element. The allocated arrangement consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by using vendor specific objective evidence (“VSOE”) if it exists. Otherwise, selling prices are determined using third party evidence (“TPE”). If neither VSOE or TPE is available, the Company uses its best estimate of selling prices.
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
Advertising
Advertising costs are generally charged to expense in the period incurred. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company classifies vendor consideration as a reduction to cost of sales.
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary is the local currency, the Canadian dollar. Assets and liabilities of this subsidiary are translated at the spot rate in effect at the applicable reporting date and the consolidated results of operations are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive (loss) income, which is reflected as a separate component of shareholders’ equity.
Income Taxes
Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company performs an evaluation of the realizability of deferred tax assets on a quarterly basis. This evaluation requires management to make use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies.

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

3.	Property and Equipment
Property and equipment consisted of the following:

(in millions)	December 31,
	2013	2012
Land	$27.7	$27.7
Machinery and equipment	53.0	50.9
Building and leasehold improvements	104.8	104.0
Computer and data processing equipment	61.2	56.4
Computer software	30.9	30.2
Furniture and fixtures	21.6	21.6
Construction in progress	10.9	11.9
Total property and equipment	310.1	302.7
Less accumulated depreciation	179.0	160.0
Net property and equipment	$131.1	$142.7
During 2013, 2012 and 2011, the Company recorded disposals of $7.9 million, $12.2 million and $10.5 million, respectively, to remove assets that were no longer in use from property and equipment. The Company recorded a pre-tax loss of $0.0 million, $0.1 million and $0.3 million in 2013, 2012 and 2011, respectively, for certain disposed assets that were not fully depreciated.
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $27.2 million, $32.0 million and $31.3 million, respectively.

4.	Goodwill and Other Intangible Assets
As described in Note 1, the Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. The Company also has two other operating segments, CDW Advanced Services and Canada, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other” for segment reporting purposes. The Company has the option of performing a qualitative assessment of a reporting unit's fair value from the last quantitative assessment to determine if it is more likely than not that the reporting unit's goodwill is impaired or performing a quantitative assessment by comparing a reporting unit's estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the income

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approach, the Company determined fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, the Company utilized valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples were applied to the reporting units. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, gross margins, operating margins, discount rates and future market conditions, among others.
December 1, 2013 Evaluation
The Company performed its annual evaluation of goodwill as of December 1, 2013 by utilizing a quantitative assessment for all reporting units. All reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 107%, 82%, 167% and 168% for the Corporate, Public, Canada and CDW Advanced Services reporting units, respectively) and, accordingly, the Company was not required to perform the second step of the goodwill evaluation.
To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. Under the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2013 and the next six years. The Company used a 3.5% long-term assumed consolidated annual revenue growth rate for periods after the six-year forecast. The estimated future cash flows for the Corporate and Public reporting units were discounted at 10.0%; cash flows for the Canada and CDW Advanced Services reporting units were discounted at 10.3% and 10.5%, respectively, based on the future growth rates assumed in the discounted cash flows. Discount rates utilized during the 2013 goodwill evaluation declined compared to those used in 2012 as a result of the market performance of the Company's common stock and a lower equity risk premium.
December 1, 2012 Evaluation
The Company performed its annual evaluation of goodwill as of December 1, 2012 by utilizing a quantitative assessment for all reporting units. All reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 49%, 44%, 104% and 17% for the Corporate, Public, Canada and CDW Advanced Services reporting units, respectively) and, accordingly, the Company was not required to perform the second step of the goodwill evaluation.
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
December 1, 2011 Evaluation
The Company performed its annual evaluation of goodwill as of December 1, 2011 by utilizing a quantitative assessment for all reporting units. All reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 43%, 27%, 159% and 17%, for the Corporate, Public, Canada and CDW Advanced Services reporting units, respectively) and, accordingly, the Company was not required to perform the second step of the goodwill evaluation.
To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. Under the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2011 and the next six years. The Company used a 3.5% long-term assumed consolidated annual revenue growth rate for periods after the six-year forecast. The estimated future cash flows for the Corporate, Public and CDW Advanced Services reporting units were discounted at 11.5%; cash flows for the Canada reporting unit were discounted at 12.0% given inherent differences in the business model and risk profile.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in goodwill by segment for the years ended December 31, 2013 and 2012:

(in millions)	Corporate	Public	Other (1)	Consolidated

Balances as of December 31, 2011:
Goodwill	$2,794.4	$1,261.4	$106.4	$4,162.2
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$78.1	$2,208.4
2012 Activity:
Translation adjustment	$—	$—	$0.9	$0.9
	$—	$—	$0.9	$0.9
Balances as of December 31, 2012:
Goodwill	$2,794.4	$1,261.4	$107.3	$4,163.1
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$79.0	$2,209.3
2013 Activity:
Translation adjustment	$—	$—	$(2.1)	$(2.1)
Contingent consideration (2)	8.8	4.0	0.3	13.1
	$8.8	$4.0	$(1.8)	$11.0
Balances as of December 31, 2013:
Goodwill	$2,803.2	$1,265.4	$105.5	$4,174.1
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,231.8	$911.3	$77.2	$2,220.3
(1)Other is comprised of CDW Advanced Services and Canada reporting units.

(2)
During 2013, the Company recorded a $13.1 million net-of-tax addition to goodwill in connection with the settlement of the MPK Coworker Incentive Plan II and related charitable contribution. The charitable contribution was accounted for as additional purchase price (goodwill) in accordance with pre-2009 business combinations accounting guidance. See Note 10 for additional discussion of this transaction.

The following table presents a summary of intangible assets at December 31, 2013 and 2012:

(in millions)
December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,860.8	$872.8	$988.0
Trade name	421.0	130.9	290.1
Internally developed software	128.5	79.8	48.7
Other	3.1	1.9	1.2
Total	$2,413.4	$1,085.4	$1,328.0

December 31, 2012
Customer relationships	$1,861.7	$733.3	$1,128.4
Trade name	421.0	109.9	311.1
Internally developed software	97.4	60.1	37.3
Other	3.3	1.6	1.7
Total	$2,383.4	$904.9	$1,478.5
Amortization expense related to intangible assets for the years ended December 31, 2013, 2012 and 2011 was $181.0 million, $178.2 million and $173.5 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense related to intangible assets for the next five years is as follows:

(in millions)
Years ending December 31,
2014	$179.0
2015	171.7
2016	163.9
2017	161.5
2018	161.3

5.	Inventory Financing Agreements
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	December 31,
	2013	2012
Revolving Loan inventory financing agreement	$256.1	$248.3
Other inventory financing agreements	0.5	0.9
Accounts payable-inventory financing	$256.6	$249.2
The Company maintains a senior secured asset-based revolving credit facility as described in Note 7, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing. At December 31, 2013 and 2012, the Company reported $256.1 million and $248.3 million, respectively, for this agreement within accounts payable-inventory financing on the consolidated balance sheets.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At December 31, 2013 and 2012, amounts owed under other inventory financing agreements of $0.5 million and $0.9 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

6.	Lease Commitments
The Company is obligated under various non-cancelable operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2013, 2012 and 2011, rent expense under these lease arrangements was $20.7 million, $22.4 million and $21.6 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:

(in millions)
Years ending December 31,
2014	$17.9
2015	17.7
2016	13.2
2017	10.7
2018	9.0
Thereafter	20.7
Total future minimum lease payments	$89.2

7.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)		December 31,
	Interest Rate (1)	2013	2012
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,528.9	1,339.5
Unamortized discount on senior secured term loan facility		(4.4)	—
Senior secured notes due 2018	8.0%	325.0	500.0
Senior notes due 2019	8.5%	1,305.0	1,305.0
Unamortized premium on senior notes due 2019		4.2	5.0
Senior subordinated notes due 2017	12.535%	92.5	621.5
Total long-term debt		3,251.2	3,771.0
Less current maturities of long-term debt		(45.4)	(40.0)
Long-term debt, excluding current maturities		$3,205.8	$3,731.0
(1)Interest rate at December 31, 2013.
At December 31, 2013, the Company was in compliance with the covenants under its various credit agreements and indentures as described below. Under the indentures governing the 8.5% Senior Notes due 2019 and 8.0% Senior Secured Notes due 2018, which contain the most restrictive restricted payment provisions in the Company’s various credit agreements and indentures, CDW LLC and its restricted subsidiaries are generally restricted from paying dividends and making other restricted payments unless CDW LLC could incur an additional dollar of indebtedness under its fixed charges ratio covenant and the amount of such dividend or other restricted payment, together with the amount of all other dividends and restricted payments made from January 1, 2011 through the end of the most recently ended fiscal quarter, is less than the sum of 50% of cumulative consolidated net income or 100% of any consolidated net loss incurred over the period plus the amount of certain other items occurring during that period that increase (and in some cases decrease) the amounts available for such payments. For the purpose of determining restricted payment capacity, consolidated net income or loss includes certain adjustments that are defined in the indentures. At December 31, 2013, the amount of cumulative consolidated net income free of restrictions under the credit agreements and indentures ("Restricted Payment Capacity") was $148.0 million. However, the subsequent events transactions described in Note 19 have since reduced the Restricted Payment Capacity to approximately $89 million.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At December 31, 2013, the Company had no outstanding borrowings under the Revolving Loan, $2.2 million of undrawn letters of credit and $256.7 million reserved related to the floorplan sub-facility.
On June 24, 2011, the Company entered into the Revolving Loan, a five-year $900.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 24, 2016. The Revolving Loan replaced the Company's previous revolving loan credit facility that was to mature on October 12, 2012. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term debt of $1.6 million in the Company's consolidated statement of operations for the year ended December 31, 2011, representing a write-off of a portion of unamortized deferred financing costs. Fees of $7.2 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the term of the facility on a straight-line basis.
As described in Note 5, the Company has entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers. In connection with the floorplan sub-facility, the Company entered into the Revolving Loan inventory financing agreement. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and noninterest bearing. The Company will either pay the outstanding Revolving Loan inventory financing agreement amounts when they become due, or the Revolving Loan's administrative agent will automatically initiate an advance on the Revolving Loan and use the proceeds to pay the balance on the due date. At December 31, 2013, the financial intermediary reported an outstanding balance of $246.8 million under the Revolving Loan inventory financing agreement. The total amount reported on the Company's consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $9.3 million more than the $246.8 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $9.9 million in reserves for open orders that reduce the availability under the Revolving Loan. Changes in cash flows from the Revolving Loan inventory financing agreement are reported in financing activities on the Company's consolidated statements of cash flows.
Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The variable interest rate is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greatest of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for ABR borrowings) depending upon the Company's average daily excess cash availability under the agreement and is subject to a reduction of 0.25% if, and for as long as, the senior secured leverage ratio is less than 3.0. The senior secured leverage ratio is defined as the ratio of senior secured debt (including amounts owed under certain inventory floorplan arrangements) less cash and cash equivalents, to Adjusted EBITDA, a non-GAAP measure, for the four most recently ended fiscal quarters. For the four quarters ended December 31, 2013, the senior secured leverage ratio was 2.1.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit, and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2013, the borrowing base was $1,065.5 million based on the amount of eligible inventory and accounts receivable balances as of November 30, 2013. The Company could have borrowed up to an additional $641.1 million under the Revolving Loan at December 31, 2013. The fee on the unused portion of the Revolving Loan ranges from 25 basis points to either 37.5 or 50 basis points, depending on the amount of utilization.
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
Senior Secured Term Loan Facility
On April 29, 2013, the Company entered into a new seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "Term Loan"). The Term Loan was issued at a price that was 99.75% of par, which

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulted in a discount of $3.4 million. Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the "Prior Term Loan Facility"). In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.
On July 31, 2013, the Company borrowed an additional $190.0 million aggregate principal amount under the Term Loan at a price that was 99.25% of par, which resulted in a discount of $1.4 million. Such proceeds were used to redeem a portion of outstanding Senior Subordinated Notes. The discounts are reported on the consolidated balance sheet as a reduction to the face amount of the Term Loan and are being amortized to interest expense over the term of the related debt. Fees of $6.1 million related to the Term Loan were capitalized as deferred financing costs and are being amortized over the term of the facility using the effective interest method.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended December 31, 2013.
Unlike the Prior Term Loan Facility, the Term Loan does not include a senior secured leverage ratio requirement or a hedging requirement. Additionally, the definition of debt under the Term Loan was revised to exclude amounts outstanding under the Company's inventory financing agreements. The Term Loan is subject to certain requirements as was the Prior Term Loan Facility to make mandatory annual excess cash flow prepayments under designated circumstances, including (i) a prepayment in an amount equal to 50% of the Company's excess cash flow for a fiscal year (the percentage rate of which decreases to 25% when the total net leverage ratio, as defined in the governing agreement, is less than or equal to 5.5 but greater than 4.5; and decreases to 0% when the total net leverage ratio is less than or equal to 4.5), and (ii) the net cash proceeds from the incurrence of certain additional indebtedness by the Company or its subsidiaries. The total net leverage ratio was 3.8 at December 31, 2013.
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At December 31, 2013, the outstanding principal amount of the Term Loan was $1,528.9 million, excluding $4.4 million in unamortized discount.
The Company has interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle the Company to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of the Company's interest rate cap agreements was zero at December 31, 2013 and $0.1 million at December 31, 2012.
During the first quarters of 2013, 2012 and 2011, the Company made principal prepayments totaling $40.0 million, $201.0 million and $132.0 million, respectively, under the Prior Term Loan Facility. These prepayments satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the years ended December 31, 2012, 2011 and 2010, respectively.
On March 11, 2011, the Company entered into an amendment to the Prior Term Loan Facility, which became effective on March 14, 2011. In connection with this amendment, the Company recorded a loss on extinguishment of long-term debt of $3.2 million in the Company's consolidated statement of operations for the year ended December 31, 2011. This loss represented a write-off of a portion of the unamortized deferred financing costs related to the Prior Term Loan Facility.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At December 31, 2013, the outstanding principal amount of the Senior Secured Notes was $325.0 million.
On July 2, 2013, the Company used a portion of the net proceeds from the IPO to redeem $175.0 million aggregate principal amount of Senior Secured Notes. The redemption price of the Senior Secured Notes was 108.0% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Secured Notes.
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
11.0% Senior Exchange Notes due 2015 (“Senior Exchange Notes”); 11.5% / 12.25% Senior PIK Election Exchange Notes due 2015 (“PIK Election Notes” together with the Senior Exchange Notes, the “Senior Notes due 2015”)
At December 31, 2013, there were no outstanding Senior Notes due 2015.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
8.5% Senior Notes due 2019 (“Senior Notes”)
At December 31, 2013, the outstanding principal amount of Senior Notes was $1,305.0 million, excluding $4.2 million in unamortized premium. The Senior Notes mature on April 1, 2019.
On February 17, 2012, the Company issued $130.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.375% of par. The $5.7 million premium received is reported on the consolidated balance sheet as an addition to the face amount of the Senior Notes and is being amortized as a reduction of interest expense over the term of the related debt.
As discussed above, on April 13, 2011, the Company issued $725.0 million aggregate principal amount of Senior Notes and on May 20, 2011, the Company issued an additional $450.0 million aggregate principal amount of Senior Notes. The proceeds from these issuances together with cash on hand and borrowings under the then-outstanding revolving loan credit facility were used to fund the Senior Notes due 2015 Tender Offers.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Notes. Obligations under the Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Notes do not contain any financial covenants.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At December 31, 2013, the outstanding principal amount of the Senior Subordinated Notes was $92.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017.
On October 18, 2013, the Company redeemed $155.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. A combination of cash on hand and the net proceeds from the sale of shares of common stock related to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO, in the amount of $56.0 million, was used to fund the redemption of $155.0 million aggregate principal amount, $6.5 million of redemption premium and $0.2 million in accrued and unpaid interest to the date of redemption. See Note 9 for additional discussion of the underwriters' overallotment option. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $8.5 million in the Company's consolidated statement of operations for the year ended December 31, 2013. This loss represented $6.5 million in redemption premium and $2.0 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
On August 1, 2013, the Company redeemed $324.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. The Company used a portion of the net

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds from the IPO to redeem $146.0 million aggregate principal amount of Senior Subordinated Notes and incremental borrowings of $190.0 million under the Term Loan to redeem $178.0 million aggregate principal amount of Senior Subordinated Notes. The Company used cash on hand to pay $12.0 million of accrued and unpaid interest to the date of redemption. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $20.3 million in redemption premium and $4.3 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On March 8, 2013, the Company redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $3.9 million in the Company's consolidated statement of operations for the year ended December 31, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
On December 21, 2012, the Company redeemed $100.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $100.0 million aggregate principal amount, $6.3 million of redemption premium and $2.3 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $7.8 million in the Company's consolidated statement of operations for the year ended December 31, 2012. This loss represented $6.3 million in redemption premium and $1.5 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
CDW LLC and CDW Finance Corporation are the co-issuers of the Senior Subordinated Notes. Obligations under the Senior Subordinated Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The Senior Subordinated Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Senior Subordinated Notes do not contain any financial covenants.
Long-Term Debt Maturities
As of December 31, 2013, the maturities of long-term debt were as follows:

(in millions)
Years ending December 31,
2014	$45.4
2015	15.4
2016	15.4
2017	77.9
2018	340.4
Thereafter	2,756.9
$3,251.4
See Note 19 for a description of refinancing transactions completed during 2014.
Fair Value
The fair value of the Company's long-term debt instruments at December 31, 2013 was $3,415.2 million. The fair value of the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the carrying value of the Company's long-term debt was $3,251.4 million, excluding $4.2 million in unamortized premium and $4.4 million in unamortized discount.
Deferred Financing Costs
The following table summarizes the deferred financing costs activity for the years ended December 31, 2013 and 2012:

(in millions)	December 31,
	2013	2012
Beginning balance	$53.2	$68.5
Additional costs capitalized	6.1	2.1
Recognized in interest expense	(9.1)	(14.4)
Write-off of unamortized deferred financing costs	(20.1)	(3.0)
Ending balance	$30.1	$53.2

As of December 31, 2013 and December 31, 2012, the weighted-average remaining life of unamortized deferred financing costs was 4.9 and 5.1 years, respectively.

8.	Income Taxes
Income before income taxes was taxed under the following jurisdictions:

(in millions)	Years Ended December 31,
	2013	2012	2011
Domestic	$179.4	$170.3	$11.4
Foreign	16.1	15.8	16.9
Total	$195.5	$186.1	$28.3
Components of the income tax expense (benefit) consisted of the following:

(in millions)	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$96.7	$110.3	$17.9
State	10.1	8.0	(0.6)
Foreign	4.6	5.1	4.1
Total current	111.4	123.4	21.4
Deferred:
Domestic	(48.6)	(56.2)	(9.9)
Foreign	(0.1)	(0.1)	(0.3)
Total deferred	(48.7)	(56.3)	(10.2)
Income tax expense	$62.7	$67.1	$11.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate is as follows:

(dollars in millions)	Years Ended December 31,
	2013		2012		2011
Statutory federal income tax rate	$68.4	35.0%	$65.1	35.0%	$9.9	35.0%
State taxes, net of federal effect	(5.0)	(2.6)	0.4	0.2	(3.4)	(11.8)
Equity-based compensation	1.5	0.7	5.7	3.1	5.1	17.9
Effect of rates different than statutory	(1.4)	(0.7)	(1.4)	(0.8)	(1.1)	(4.0)
Valuation allowance	—	—	—	—	(0.9)	(3.1)
Other	(0.8)	(0.3)	(2.7)	(1.5)	1.6	5.7
Effective tax rate	$62.7	32.1%	$67.1	36.0%	$11.2	39.7%
The tax effect of temporary differences that give rise to the net deferred income tax liability is presented below:

(in millions)	December 31,
	2013	2012
Deferred Tax Assets:
Deferred interest	$42.5	$58.3
State net operating loss and credit carryforwards, net	20.6	18.0
Payroll and benefits	16.2	16.7
Rent	6.4	1.2
Accounts receivable	5.4	4.2
Equity compensation plans	1.6	10.3
Trade credits	1.5	1.8
Interest rate caps	0.8	1.8
Charitable contribution carryforward	0.5	4.1
Deferred financing costs	0.2	2.3
Other	7.1	7.2
Total deferred tax assets	102.8	125.9

Deferred Tax Liabilities:
Software and intangibles	486.2	551.4
Deferred income	145.5	146.3
Property and equipment	25.0	29.3
Other	11.6	9.1
Total deferred tax liabilities	668.3	736.1

Deferred tax asset valuation allowance	—	—

Net deferred tax liability	$565.5	$610.2
The Company has state income tax net operating loss carryforwards of $202.8 million, which will expire at various dates from 2014 through 2033 and state tax credit carryforwards of $17.0 million, which expire at various dates from 2016 through 2018.
The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiary because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2013, the Company has not provided for federal income taxes on earnings of approximately $52.5 million from its international subsidiary.
The Company had no unrecognized tax benefits at December 31, 2013, 2012 and 2011.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). In general, the Company is no longer subject to audit by the IRS for

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax years through 2010 and state, local or foreign taxing authorities for tax years through 2008. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.
The Company accrues net interest and penalties related to unrecognized tax benefits in income tax expense in its consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, the Company had no liability recorded for the payment of interest and penalties on unrecognized tax benefits and did not recognize any such interest and penalty expense.

9.	Shareholders' Equity
On July 2, 2013, the Company completed an IPO of 23,250,000 shares of common stock. On July 31, 2013, the Company completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-1, which was declared effective by the SEC on June 26, 2013. The shares of common stock are listed on the NASDAQ Global Select Market under the symbol “CDW.” The Company's shares of common stock were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which together, generated aggregate net proceeds of $424.7 million to the Company after deducting underwriting discounts, expenses and transaction costs.
On November 19, 2013, the Company completed a secondary public offering, whereby certain selling stockholders sold 15,000,000 shares of common stock. On December 18, 2013, such selling stockholders sold an additional 2,250,000 shares of common stock to the underwriters of the secondary public offering pursuant to the underwriters' December 13, 2013 exercise in full of the overallotment option granted to them in connection with the secondary public offering. The Company did not receive any proceeds from the sale of shares in the secondary public offering or upon the exercise of the overallotment option.
The following pre-tax IPO- and secondary-offering related expenses were included within selling and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013:

(in millions)	Year Ended December 31, 2013
Acceleration charge for certain equity awards and related employer payroll taxes(1)	$40.7
RDU Plan cash retention pool accrual(2)	7.5
Management services agreement termination fee(3)	24.4
Other expenses	2.4
IPO- and secondary-offering related expenses	$75.0
(1)See Note 10 for additional discussion of the impact of the IPO on the Company's equity awards.
(2)See Note 12 for additional discussion of this transaction.
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
In June 2013, the Company amended and restated its certificate of incorporation to authorize the issuance of 100,000,000 shares of preferred stock with a par value of $0.01. No shares of preferred stock have been issued or are outstanding as of December 31, 2013. Additionally, the amended and restated certificate of incorporation increased the number of authorized common shares to 1,000,000,000.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 2, 2013, the Company paid a cash dividend on the Company's common stock of $0.0425 per share, or $7.3 million, to all stockholders of record as of the close of business on November 15, 2013. See Note 19 for a discussion of the dividend declared during the first quarter of 2014. Future dividends will be subject to the approval of the Company's board of directors.

10.	Equity-Based Compensation
Equity-Based Compensation Plan Descriptions
CDW has established certain equity-based compensation plans for the benefit of the Company’s coworkers and senior management.
Pre-IPO Equity Awards
Prior to the IPO, the Company had the following equity-based compensation plans in place:
Class B Common Units
The Board of Managers of CDW Holdings adopted the CDW Holdings LLC 2007 Incentive Equity Plan (the “Plan”) for coworkers, managers, consultants and advisors of the Company and its subsidiaries. The Plan permitted a committee designated by the Board of Managers of CDW Holdings (the “Committee”) to grant or sell to any participant Class A Common Units or Class B Common Units of CDW Holdings in such quantity, at such price, on such terms and subject to such conditions that were consistent with the Plan and as established by the Committee.
The Class B Common Units that were granted vested daily on a pro rata basis between the date of grant and the fifth anniversary thereof and were subject to repurchase by, with respect to vested units, or forfeiture to, with respect to unvested units, the Company upon the coworker's separation from service as was set forth in each holder’s Class B Common Unit Grant Agreement.
On June 30, 2011, the Board of Managers approved the terms of a modified Class B Common Unit grant agreement with the Company's former Chief Executive Officer, who retired as the Company's Chief Executive Officer effective October 1, 2011 but continued to serve as Chairman of the Board through December 31, 2012. As a result of this modification, the Company recorded incremental equity-based compensation expense of $6.6 million and $3.3 million during the years ended December 31, 2012 and 2011, respectively.
MPK II Units
Contemporaneous with the Acquisition, the Company agreed with Michael P. Krasny, CDW Corporation founder, former chairman and CEO and significant selling shareholder, to establish the MPK Coworker Incentive Plan II (the “MPK Plan”) for the benefit of all of the coworkers of the Company other than members of senior management who received incentive equity awards under the Plan.
The MPK Plan established an “account” for each eligible participant which was notionally credited with a number of Class A Common Units of CDW Holdings LLC on October 15, 2007, the day the plan was established. The notional units credited to participants' accounts were to cliff-vest at the end of ten years, subject to acceleration upon the occurrence of certain events.
On July 2, 2013, the Company completed an IPO of its common shares. Under the terms of the MPK Plan, vesting accelerated for all unvested units upon completion of the IPO. The Company recorded a pre-tax charge of $36.7 million for compensation expense related to the acceleration of the expense recognition for MPK Plan units in the year ended December 31, 2013. In connection with the completion of the IPO, the Company distributed common stock to each participant and withheld the number of shares of common stock equal to the required tax withholding for each participant. The Company paid required withholding taxes of $24.0 million to federal, state and foreign taxing authorities. This amount is reported as a financing activity in the consolidated statement of cash flows and as an increase to accumulated deficit in the consolidated statement of shareholders' equity for the year ended December 31, 2013. In addition, the Company paid $4.0 million of employer payroll taxes that are included as an operating activity in the consolidated statement of cash flows for the year ended December 31, 2013.
In connection with the establishment of the MPK Plan, the Company agreed to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). The contributions of these amounts are due by March 15 of the calendar year

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following the year in which the Company realizes the benefits of the deductions. This arrangement has been accounted for as contingent consideration. Pre-2009 business combinations were accounted for under a former accounting standard which, among other aspects, precluded the recognition of certain contingent consideration as of the business combination date. Instead, under the former accounting standard, contingent consideration is accounted for as additional purchase price (goodwill) at the time the contingency is resolved. As of December 31, 2013, the Company has accrued approximately $21 million related to this arrangement within other current liabilities, as the Company expects to realize the tax benefit of the compensation deductions during the 2013 tax year. The Company expects to make the related cash contribution during the first quarter of 2014.
Post-IPO Equity Awards
2013 Long-Term Incentive Plan (the "2013 LTIP")
In June 2013, the Company adopted the 2013 Long-Term Incentive Plan (the "2013 LTIP"). The 2013 LTIP provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 11,700,000 shares of the Company's common stock, in addition to the 3,798,508 shares of restricted stock granted in exchange for unvested Class B Common Units in connection with the Company's IPO, as discussed below.
Restricted Stock
In connection with the IPO, CDW Holdings distributed all of its shares of the Company's common stock to its existing members in accordance with their respective membership interests. Common stock received by holders of Class B Common Units in connection with the distribution is subject to any vesting provisions previously applicable to the holder's Class B Common Units. Class B Common Unit holders received 3,798,508 shares of restricted stock with respect to Class B Common Units that had not yet vested at the time of the distribution. For the year ended December 31, 2013, 1,200,544 shares of such restricted stock vested/settled and 5,931 shares were forfeited. As of December 31, 2013, 2,592,033 shares of restricted stock were outstanding.
Stock Options
In addition, in connection with the IPO, the Company issued 1,268,986 stock options to the Class B Common Unit holders to preserve their fully diluted equity ownership percentage. These options were issued with a per-share exercise price equal to the IPO price of $17.00 and are also subject to the same vesting provisions as the Class B Common Units to which they relate. The Company also granted 19,412 stock options under the 2013 LTIP during the year ended December 31, 2013.
Restricted Stock Units ("RSUs")
In connection with the IPO, the Company granted 1,416,543 RSUs under the 2013 LTIP at a weighted-average grant-date fair value of $17.03 per unit. The RSUs cliff-vest at the end of four years.
Valuation Information
The Company attributes the value of equity-based compensation awards to the various periods during which the recipient must perform services in order to vest in the award using the straight-line method.
Post-IPO Equity Awards

The Company has elected to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Black-Scholes option pricing model incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The assumptions used to value the stock options granted during the year ended December 31, 2013 are presented below.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
Assumptions	2013
Weighted-average grant date fair value	$4.75
Weighted-average volatility (1)	35.00%
Weighted-average risk-free rate (2)	1.58%
Dividend yield	1.00%
Expected term (in years) (3)	5.4

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite U.S. Treasury rate.

(3)
The expected term is calculated using the simplified method. The simplified method defines the expected term as the average of the option’s contractual term and the option’s weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

The following table sets forth a summary of the Company's stock option activity for the year ended December 31, 2013:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2013	—	$—
Granted	1,288,398	$17.00
Forfeited/Expired	(8,143)	$17.00
Exercised	—	$—		N/A
Outstanding at December 31, 2013	1,280,255	$17.00	8.4	$8.1
Vested at December 31, 2013	393,517	$17.00	8.0	$2.5
Exercisable at December 31, 2013	393,517	$17.00	8.0	$2.5
Expected to vest at December 31, 2013	852,713	$17.00	8.6	$5.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the Company's RSU activity for the year ended December 31, 2013:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	$—
Granted	1,416,543	17.03
Vested/Settled	(1,844)	17.00
Forfeited	(63,127)	17.01
Nonvested at December 31, 2013	1,351,572	$17.04
The aggregate fair value of restricted stock and RSUs that vested during the year ended December 31, 2013, was $26.7 million.
Pre-IPO Equity Awards
The grant date fair value of Class B Common Unit grants was calculated using the Option-Pricing Method. This method considered Class A Common Units and Class B Common Units as call options on the total equity value, giving consideration to liquidation preferences and conversion of the preferred units. Such Class A Common Units and Class B Common Units were modeled as call options that gave their owners the right, but not the obligation, to buy the underlying equity value at a predetermined (or exercise) price. Class B Common Units were considered to be call options with a claim on equity value at an exercise price equal to the remaining value immediately after the Class A Common Units and Class B Common Units with a lower participation threshold were liquidated. The Option-Pricing Method is highly sensitive to key assumptions, such as the volatility assumption. As such, the use of this method can be applied when the range of possible future outcomes is difficult to predict.
The following table summarizes the assumptions and resulting fair value of the Class B Common Unit grants for the years ended December 31, 2013, 2012 and 2011:

	Class B Common Units
	Years Ended December 31,
Assumptions	2013	2012	2011
Weighted-average grant date fair value	$119.00	$125.65	$148.89
Weighted-average volatility	65.50%	65.26%	82.87%
Weighted-average risk-free rate	0.18%	0.19%	0.84%
Dividend yield	0.00%	0.00%	0.00%
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of equity plan activity for the year ended December 31, 2013:

	Class B Common Units	MPK Plan Units
Outstanding at January 1, 2013	216,483	66,137

Granted	400	—
Forfeited	(860)	(2,228)
Converted/Settled (1)	(216,023)	(63,909)
Outstanding at December 31, 2013	—	—
Vested at December 31, 2013	—	—

(1)
As discussed above, the Class B Common Units and MPK Plan Units were converted/settled into shares of the Company's common stock upon completion of the IPO. The converted Class B Common Units, to the extent unvested at the time of the IPO, relate to the grants of restricted stock disclosed above.

Expense Information
The Company’s net income included $46.6 million, $22.1 million and $19.5 million of compensation cost and $16.5 million, $2.3 million and $1.9 million of income tax benefits related to the Company’s equity-based compensation arrangements for the years ended December 31, 2013, 2012 and 2011, respectively. No portion of equity-based compensation was capitalized. Equity-based compensation expense for the year ended December 31, 2013 included incremental expense of $36.7 million related to the acceleration of the expense recognition for MPK units as discussed above. Equity-based compensation expense included incremental expense of $6.6 million and $3.3 million related to the Class B Common Unit modification for the Company's former Chief Executive Officer for the years ended December 31, 2012 and 2011, respectively.
As of December 31, 2013, the Company estimated there was $24.9 million of total unrecognized compensation cost to be recognized over the next 3.3 years.

11.	Earnings per Share

The numerator for both basic and diluted earnings per share is net income. The denominator for basic earnings per share is the weighted-average number of common shares outstanding during the period. The 2013 denominator was impacted by the common shares issued during both the IPO and the underwriters' exercise in full of the overallotment option granted to them in connection with the IPO. Because such common shares were issued on July 2, 2013 and July 31, 2013, respectively, they are only partially reflected in the 2013 denominator. Such shares will be fully reflected in the 2014 denominator. See Note 9 for additional discussion of the IPO.
The dilutive effect of outstanding restricted stock, restricted stock units, stock options and MPK Plan units is reflected in the denominator for diluted earnings per share using the treasury stock method.
The following is a reconciliation of basic shares to diluted shares:

	Years Ended December 31,
(in millions)	2013	2012	2011
Weighted-average shares - basic	156.6	145.1	144.8
Effect of dilutive securities	2.1	0.7	0.1
Weighted-average shares - diluted	158.7	145.8	144.9
For the years ended December 31, 2013, 2012 and 2011, diluted earnings per share excludes the impact of 0.0 million, 0.0 million, and 4.3 million potential common shares, respectively, as their inclusion would have had an anti-dilutive effect.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company’s purchase of $28.5 million principal amount of its outstanding senior subordinated debt, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. At December 31, 2013, 28,500 RDUs were outstanding. RDUs that are outstanding vest daily on a pro rata basis over the three-year period from January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014. Participants have no rights to the underlying debt.
The total amount of compensation available to be paid under the RDU Plan was initially to be based on two components, a principal component and an interest component. The principal component credits the RDU Plan with a notional amount equal to the $28.5 million face value of the Senior Subordinated Notes (the "Debt Pool"), together with certain redemption premium equivalents as noted below. The interest component credits the RDU Plan with amounts equal to the interest that would have been earned on the Debt Pool from March 10, 2010 through maturity on October 12, 2017, except as discussed below. Interest amounts for 2010 and 2011 were deferred until 2012, and thereafter, interest amounts were paid to participants semi-annually on the interest payment due dates. Payments totaling $1.7 million and $1.3 million were made to participants under the RDU Plan in April and October 2013, respectively, in connection with the semi-annual interest payments due.
The Company used a portion of the IPO proceeds together with incremental borrowings to redeem $324.0 million of the total Senior Subordinated Notes outstanding on August 1, 2013. In connection with the IPO and the partial redemption of the Senior Subordinated Notes, the Company amended the RDU Plan to increase the retentive value of the plan. In accordance with the original terms of the RDU Plan, the principal component of the RDUs converted to a cash-denominated pool upon the redemption of the Senior Subordinated Notes. In addition, the Company added $1.4 million to the principal component in the year ended December 31, 2013 as redemption premium equivalents in accordance with the terms of the RDU plan. Under the terms of the amended RDU Plan, upon the partial redemption of outstanding Senior Subordinated Notes, the RDUs ceased to accrue the proportionate related interest component credits. The amended RDU Plan provides participants the opportunity to share on a pro rata basis in cash retention pools payable to participants who satisfy certain retention requirements. The aggregate amount of the retention pools was determined to be $15.0 million based upon the amount of interest component credits that would have been allocated to the RDU Plan if the Senior Subordinated Notes had remained outstanding from August 1, 2013 through maturity. The Company recorded a pre-tax charge of $7.5 million in the year ended December 31, 2013 for payment of the first cash retention pool. The second cash retention pool payment is expected to be made to participants who remain employed through December 31, 2015 in the first quarter of 2016. Participants continue to accrue an interest component credit for the proportionate amount of Senior Subordinated Notes still outstanding, payable on the aforementioned semi-annual due dates; such payments, however, will be deducted from the second retention pool payment amount of $7.5 million.
Unrecognized compensation expense as of December 31, 2013 of approximately $9 million is expected to be recognized through 2014 and approximately $7 million in 2015 through 2017. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $16.8 million, $8.4 million, and $8.1 million related to the RDU Plan was recognized in the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company had $21.8 million and $15.5 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.
Payment of the principal component of the RDU Plan is expected to be made on October 12, 2017, unless accelerated due to a sale of the Company.

13.	Profit Sharing and 401(k) Plan
The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2013, 2012 and 2011, the amounts charged to expense for this plan totaled $17.3 million, $14.6 million and $15.3 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state and local authorities, and by various partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.

As of December 31, 2013, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
The Company previously filed a claim as part of a class action settlement in a case alleging price fixing during the period of January 1, 1996 through December 31, 2006, by certain manufacturers of thin-film liquid crystal display panels. On July 13, 2013, the United Stated District Court for the Northern District of California approved distribution of the settlement proceeds, including a net payment to the Company of $10.4 million after fees and expenses. The Company has recognized a pre-tax benefit of $10.4 million within selling and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013. The first of two settlement payments was received by the Company on July 29, 2013 in the amount of $8.5 million. The balance of $1.9 million was received in February 2014.

15.	Related Party Transactions
The Company had previously entered into a management services agreement with the Sponsors pursuant to which they had agreed to provide it with management and consulting services and financial and other advisory services. Pursuant to such agreement, the Sponsors received an annual management fee of $5.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. Such amounts were classified as selling and administrative expenses within the consolidated statements of operations. The management services agreement included customary indemnification and provisions in favor of the Sponsors.
On July 2, 2013, the Company completed an IPO of its common stock. Using a portion of the net proceeds from the IPO, the Company paid a $24.4 million termination fee to affiliates of the Sponsors in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO. The Company paid an annual management fee of $2.5 million, $5.0 million and $5.0 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IPO- and secondary-offering related expenses primarily relating to coworker compensation were included within operating segment results for the year ended December 31, 2013. See Note 9 for additional discussion of IPO- and secondary-offering related expenses.
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
Selected Segment Financial Information
The following table presents information about the Company’s segments for the years ended December 31, 2013, 2012 and 2011:

(in millions)	Corporate	Public	Other	Headquarters	Total
2013:
Net sales	$5,960.1	$4,164.5	$644.0	$—	$10,768.6
Income (loss) from operations	363.3	246.5	27.2	(128.4)	508.6
Depreciation and amortization expense	(97.3)	(44.0)	(8.6)	(58.3)	(208.2)
IPO- and secondary-offering related expenses	(26.4)	(14.4)	(3.6)	(30.6)	(75.0)

2012:
Net sales	$5,512.8	$4,023.0	$592.4	$—	$10,128.2
Income (loss) from operations	349.0	246.7	18.6	(103.7)	510.6
Depreciation and amortization expense	(97.6)	(44.0)	(9.3)	(59.3)	(210.2)
IPO- and secondary-offering related expenses	—	—	—	—	—

2011:
Net sales	$5,334.4	$3,757.2	$510.8	$—	$9,602.4
Income (loss) from operations	331.6	233.3	17.5	(111.7)	470.7
Depreciation and amortization expense	(97.4)	(43.9)	(8.7)	(54.9)	(204.9)
IPO- and secondary-offering related expenses	—	—	—	—	—
Major Customers, Geographic Areas, and Product Mix
Net sales to the federal government were $764.4 million, $964.7 million and $953.6 million and accounted for approximately 7%, 10% and 10% of total net sales in 2013, 2012 and 2011, respectively. Net sales to customers outside of the U.S., primarily in Canada, were approximately 4% of the Company's total net sales in 2013, 2012 and 2011. Approximately 1% and 2% of the Company’s long-lived assets were located outside of the U.S. as of December 31, 2013 and 2012, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net sales by major category for the years ended December 31, 2013, 2012 and 2011. Categories are based upon internal classifications. Amounts for the years ended December 31, 2012 and 2011 have been reclassified for certain changes in individual product classifications to conform to the presentation for the year ended December 31, 2013.

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,706.0	15.8%	$1,470.1	14.5%	$1,336.9	13.9%
NetComm Products	1,489.1	13.8	1,351.1	13.3	1,237.7	12.9
Enterprise and Data Storage (Including Drives)	998.1	9.3	979.4	9.7	929.9	9.7
Other Hardware	4,173.3	38.8	4,068.8	40.2	3,988.3	41.5
Software	1,994.7	18.5	1,849.4	18.3	1,767.2	18.4
Services	327.1	3.0	284.6	2.8	254.3	2.6
Other (1)	80.3	0.8	124.8	1.2	88.1	1.0
Total net sales	$10,768.6	100.0%	$10,128.2	100.0%	$9,602.4	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.

17.	Supplemental Guarantor Information
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
The following tables set forth condensed consolidating balance sheets as of December 31, 2013 and 2012, consolidating statements of operations for the years ended December 31, 2013, 2012 and 2011, condensed consolidating statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011, and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$196.5	$—	$14.0	$—	$(22.4)	$188.1
Accounts receivable, net	—	—	1,375.9	75.1	—	—	1,451.0
Merchandise inventory	—	—	378.9	3.1	—	—	382.0
Miscellaneous receivables	—	49.9	91.0	5.4	—	—	146.3
Prepaid expenses and other	—	10.7	33.4	5.1	—	(3.1)	46.1
Total current assets	—	257.1	1,879.2	102.7	—	(25.5)	2,213.5

Property and equipment, net	—	69.7	59.6	1.8	—	—	131.1
Goodwill	—	751.9	1,439.0	29.4	—	—	2,220.3
Other intangible assets, net	—	338.5	982.8	6.7	—	—	1,328.0
Deferred financing costs, net	—	30.1	—	—	—	—	30.1
Other assets	4.9	1.4	0.1	0.9	—	(5.7)	1.6
Investment in and advances to subsidiaries	706.8	2,909.4	—	—	—	(3,616.2)	—
Total assets	$711.7	$4,358.1	$4,360.7	$141.5	$—	$(3,647.4)	$5,924.6

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable-trade	$—	$21.4	$637.3	$26.5	$—	$(22.4)	$662.8
Accounts payable-inventory financing	—	—	256.6	—	—	—	256.6
Current maturities of long-term debt	—	45.4	—	—	—	—	45.4
Deferred revenue	—	—	89.9	4.9	—	—	94.8
Accrued expenses	—	163.5	175.1	7.5	—	(3.1)	343.0
Total current liabilities	—	230.3	1,158.9	38.9	—	(25.5)	1,402.6

Long-term liabilities:
Debt	—	3,205.8	—	—	—	—	3,205.8
Deferred income taxes	—	178.3	388.4	1.6	—	(4.8)	563.5
Other liabilities	—	36.9	3.6	1.4	—	(0.9)	41.0
Total long-term liabilities	—	3,421.0	392.0	3.0	—	(5.7)	3,810.3

Total shareholders’ equity	711.7	706.8	2,809.8	99.6	—	(3,616.2)	711.7
Total liabilities and shareholders' equity	$711.7	$4,358.1	$4,360.7	$141.5	$—	$(3,647.4)	$5,924.6

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

Liabilities and Shareholders' Equity

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$10,293.3	$475.3	$—	$—	$10,768.6
Cost of sales	—	—	8,592.1	416.2	—	—	9,008.3
Gross profit	—	—	1,701.2	59.1	—	—	1,760.3
Selling and administrative expenses	24.4	103.9	957.3	35.3	—	—	1,120.9
Advertising expense	—	—	126.8	4.0	—	—	130.8
(Loss) income from operations	(24.4)	(103.9)	617.1	19.8	—	—	508.6
Interest (expense) income, net	—	(250.6)	0.2	0.3	—	—	(250.1)
Net loss on extinguishments of long-term debt	—	(64.0)	—	—	—	—	(64.0)
Management fee	—	4.3	—	(4.3)	—	—	—
Other (expense) income, net	—	(0.5)	1.2	0.3	—	—	1.0
(Loss) income before income taxes	(24.4)	(414.7)	618.5	16.1	—	—	195.5
Income tax benefit (expense)	9.2	142.2	(209.5)	(4.6)	—	—	(62.7)
(Loss) income before equity in earnings of subsidiaries	(15.2)	(272.5)	409.0	11.5	—	—	132.8
Equity in earnings of subsidiaries	148.0	420.5	—	—	—	(568.5)	—
Net income	$132.8	$148.0	$409.0	$11.5	$—	$(568.5)	$132.8

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$126.1	$141.3	$409.0	$4.8	$—	$(555.1)	$126.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(15.2)	$(130.3)	$508.8	$5.5	$—	$(2.5)	$366.3
Cash flows from investing activities:
Capital expenditures	—	(40.8)	(6.2)	(0.1)	—	—	(47.1)
Net cash used in investing activities	—	(40.8)	(6.2)	(0.1)	—	—	(47.1)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0	—	—	—	—	63.0
Repayments of borrowings under revolving credit facility	—	(63.0)	—	—	—	—	(63.0)
Repayments of long-term debt	—	(51.1)	—	—	—	—	(51.1)
Proceeds from issuance of long-term debt	—	1,535.2	—	—	—	—	1,535.2
Payments to extinguish long-term debt	—	(2,047.4)	—	—	—	—	(2,047.4)
Payment of debt financing costs	—	(6.1)	—	—	—	—	(6.1)
Net change in accounts payable-inventory financing	—	—	7.4	—	—	—	7.4
Payment of incentive compensation plan withholding taxes	—	(4.0)	(19.6)	(0.5)	—	—	(24.1)
Net proceeds from issuance of common shares	424.7	—	—	—	—	—	424.7
Dividends paid	(7.3)	—	—	—	—	—	(7.3)
Advances to/from affiliates	(402.2)	892.6	(490.4)	—	—	—	—
Other financing activities	—	0.4	—	—	—	—	0.4
Net cash provided by (used in) financing activities	15.2	319.6	(502.6)	(0.5)	—	—	(168.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	—	(0.7)
Net increase in cash and cash equivalents	—	148.5	—	4.2	—	(2.5)	150.2
Cash and cash equivalents – beginning of period	—	48.0	—	9.8	—	(19.9)	37.9
Cash and cash equivalents – end of period	$—	$196.5	$—	$14.0	$—	$(22.4)	$188.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(93.8)	$327.5	$(0.3)	$—	$(18.7)	$214.7
Cash flows from investing activities:
Capital expenditures	—	(33.4)	(10.6)	(1.7)	—	—	(45.7)
Cash settlements on interest rate swap agreements	—	(6.6)	—	—	—	—	(6.6)
Premium payments on interest rate cap agreements	—	(3.7)	—	—	—	—	(3.7)
Net cash used in investing activities	—	(43.7)	(10.6)	(1.7)	—	—	(56.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	1,295.0	—	—	—	—	1,295.0
Repayments of borrowings under revolving credit facility	—	(1,483.2)	—	—	—	—	(1,483.2)
Repayments of long-term debt	—	(132.0)	—	—	—	—	(132.0)
Proceeds from issuance of long-term debt	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish long-term debt	—	(1,175.0)	—	—	—	—	(1,175.0)
Payment of debt financing costs	—	(26.3)	—	—	—	—	(26.3)
Net change in accounts payable-inventory financing	—	—	250.5	—	—	—	250.5
Advances to/from affiliates	—	552.6	(552.7)	0.1	—	—	—
Other financing activities	—	0.6	—	—	—	—	0.6
Net cash provided by (used in) financing activities	—	206.7	(302.2)	0.1	—	—	(95.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	69.2	14.7	(1.9)	—	(18.7)	63.3
Cash and cash equivalents – beginning of period	—	32.9	1.1	10.0	—	(7.4)	36.6
Cash and cash equivalents – end of period	$—	$102.1	$15.8	$8.1	$—	$(26.1)	$99.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Selected Quarterly Financial Results (unaudited)

(in millions, except per-share amounts)	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,146.2	$1,271.4	$1,203.4	$1,281.6
Small Business	257.7	266.0	262.4	271.4
Total Corporate	1,403.9	1,537.4	1,465.8	1,553.0
Public:
Government	252.3	295.7	375.3	327.3
Education	232.2	420.6	513.4	282.8
Healthcare	362.3	366.3	355.9	380.4
Total Public	846.8	1,082.6	1,244.6	990.5
Other	161.0	159.3	153.9	169.8
Net sales	$2,411.7	$2,779.3	$2,864.3	$2,713.3
Gross profit	$402.0	$451.6	$458.4	$448.3
Income from operations (1)	$120.1	$153.6	$92.9	$142.0
Net income (loss) (1)	$28.3	$46.7	$(2.2)	$60.0

Net income (loss) per common share (1) (2):
Basic	$0.19	$0.32	$(0.01)	$0.35
Diluted	$0.19	$0.32	$(0.01)	$0.35

(in millions, except per-share amounts)	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,089.6	$1,124.7	$1,055.7	$1,178.5
Small Business	273.2	269.7	257.1	264.3
Total Corporate	1,362.8	1,394.4	1,312.8	1,442.8
Public:
Government	262.6	318.0	408.6	404.9
Education	221.7	349.5	394.7	226.4
Healthcare	333.3	372.9	360.4	370.0
Total Public	817.6	1,040.4	1,163.7	1,001.3
Other	138.8	149.9	146.8	156.9
Net sales	$2,319.2	$2,584.7	$2,623.3	$2,601.0
Gross profit	$384.6	$426.9	$432.7	$425.4
Income from operations	$103.6	$136.4	$139.7	$130.9
Net income	$10.9	$36.8	$38.0	$33.3

Net income per common share (2):
Basic	$0.08	$0.25	$0.26	$0.23
Diluted	$0.07	$0.25	$0.26	$0.23

(1)	The third quarter of 2013 included pre-tax IPO-related charges of $74.1 million. See Note 9 for additional discussion of the IPO.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

19.	Subsequent Events
The Company redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes on January 22, 2014 and February 21, 2014, respectively. The redemption prices were 104.178% of the principal amounts redeemed plus $1.0 million and $0.9 million in accrued and unpaid interest to the date of each redemption, respectively. Following these redemptions, $42.5 million aggregate principal amount of the Senior Subordinated Notes remain outstanding. In connection with these redemptions, the Company expects to record a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations during the first quarter of 2014. This loss represents $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On February 13, 2014, the Company announced that its board of directors declared a cash dividend on the Company's common stock of $0.0425 per share. The dividend will be paid on March 10, 2014 to all stockholders of record as of the close of business on February 25, 2014. Future dividends will be subject to the approval of the Company's board of directors.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011

(in millions)
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2013	$5.4	$2.8	$(2.8)	$5.4
Year Ended December 31, 2012	5.4	3.9	(3.9)	5.4
Year Ended December 31, 2011	5.0	3.6	(3.2)	5.4

Reserve for sales returns:
Year Ended December 31, 2013	$4.4	$35.0	$(34.3)	$5.1
Year Ended December 31, 2012	4.5	33.2	(33.3)	4.4
Year Ended December 31, 2011	3.2	32.0	(30.7)	4.5

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (1992 framework).”
Based on its assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
CDW Corporation
We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CDW Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CDW Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of CDW Corporation and subsidiaries and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 5, 2014

Item 9B. Other Information
None.

PART III
Item 10. Directors, Managers, Executive Officers and Corporate Governance
We have adopted The CDW Way Code, our code of business conduct and ethics, that is applicable to all of our coworkers. Additionally, within The CDW Way Code is a Financial Integrity Code of Ethics that sets forth an even higher standard applicable to our executives, officers, members of our internal disclosure committee and all managers and above in our finance department. A copy of this code is available on our corporate website at www.cdw.com. If we make any substantive amendments to this code or grant any waiver from a provision to our chief executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.
See Part I - “Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders on May 22, 2014 (“2014 proxy statement”), which we will file with the SEC on or before 120 days after our 2013 fiscal year-end.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2014 proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2014 proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2014 proxy statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2014 proxy statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	108
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

CDW CORPORATION

Date:	March 5, 2014	By:	/s/ Thomas E. Richards
Thomas E. Richards
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Richards	Chairman, President and Chief Executive Officer (principal executive officer) and Director	March 5, 2014
Thomas E. Richards

/s/ Ann E. Ziegler	Senior Vice President and Chief Financial Officer (principal financial officer)	March 5, 2014
Ann E. Ziegler

/s/ Virginia L. Seggerman	Vice President and Controller (principal accounting officer)	March 5, 2014
Virginia L. Seggerman

/s/ Steven W. Alesio	Director	March 5, 2014
Steven W. Alesio

/s/ Barry K. Allen	Director	March 5, 2014
Barry K. Allen

/s/ Benjamin D. Chereskin	Director	March 5, 2014
Benjamin D. Chereskin

/s/ Glenn M. Creamer	Director	March 5, 2014
Glenn M. Creamer

/s/ Michael J. Dominguez	Director	March 5, 2014
Michael J. Dominguez

/s/ Paul J. Finnegan	Director	March 5, 2014
Paul J. Finnegan

/s/ David W. Nelms	Director	March 5, 2014
David W. Nelms

/s/ Robin P. Selati	Director	March 5, 2014
Robin P. Selati

/s/ Donna F. Zarcone	Director	March 5, 2014
Donna F. Zarcone

EXHIBIT INDEX

Exhibit Number	Description

3.1
Fifth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

3.2
Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

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

3.14	By-Laws of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.1	Specimen Common Stock Certificate, previously filed as Exhibit 4.1 with CDW Corporation’s Amendment No. 3 to Form S-1 filed on June 25, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

4.2
Senior Secured Note Indenture, dated as of December 17, 2010, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on December 21, 2010 and incorporated herein by reference.

Exhibit Number	Description
4.3
Senior Secured Note Supplemental Indenture, dated as of March 29, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on March 30, 2011 and incorporated herein by reference.

4.4
Second Senior Secured Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on May 11, 2012 and incorporated herein by reference.

4.5	Form of Senior Secured Note (included as Exhibit A to Exhibit 4.1), previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on December 21, 2010 and incorporated herein by reference.

4.6
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

4.8
Second Senior Note Supplemental Indenture, dated as of May 20, 2011, by and among CDW LLC, CDW Finance Corporation, CDW Escrow Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on May 23, 2011 and incorporated herein by reference.

4.9
Third Senior Note Supplemental Indenture, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.5 with CDW Corporation's Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.10
Fourth Senior Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on May 11, 2012 and incorporated herein by reference.

4.11	Form of Senior Note (included as Exhibit A to Exhibit 4.5), previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.12
Senior Notes Registration Rights Agreement, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and Barclays Capital Inc. as initial purchaser, previously filed as Exhibit 4.7 with CDW Corporation's Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.13
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

4.16
Third Senior Subordinated Exchange Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on May 11, 2012 and incorporated herein by reference.

Exhibit Number	Description
4.17
Form of Fixed Rate Senior Subordinated Exchange Note due 2017 (included as Exhibit B to Exhibit 4.12), previously filed as Exhibit 4.10 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.18
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

10.2
Term Loan Agreement, dated as of April 29, 2013, by and among CDW LLC, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the joint lead arrangers, joint bookrunners, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 1, 2013 and incorporated herein by reference.

10.3
First Amendment to Term Loan Agreement, dated as of May 30, 2013, by and among CDW LLC, the lenders from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent, previously filed as Exhibit 10.3 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.4
Incremental Amendment, dated as of July 31, 2013, by and among CDW LLC, the lenders party thereto and Barclays Bank PLC, as administrative agent, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on August 1, 2013 and incorporated herein by reference.

10.5
Third Amendment to the Term Loan Agreement, dated as of September 12, 2013, by and among CDW LLC, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, previously filed as Exhibit 10.2 with CDW Corporation's Form 10-Q filed on November 7, 2013 and incorporated herein by reference.

10.6
Second Amended and Restated Guarantee and Collateral Agreement, dated April 29, 2013, by and among CDW LLC, the guarantors party thereto and Barclays Bank PLC, as collateral agent, previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on May 1, 2013 and incorporated herein by reference.

10.7
Management Services Agreement, dated as of October 12, 2007, by and between CDW Corporation, Madison Dearborn Partners V-B, L.P. and Providence Equity Partners L.L.C., previously filed as Exhibit 10.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.8
Termination Agreement, dated as of June 12, 2013, by and among CDW Corporation, Madison Dearborn Partners V-B, L.P. and Providence Equity Partners L.L.C., previously filed as Exhibit 10.6 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.9
Registration Agreement, dated as of October 12, 2007, by and among VH Holdings, Inc., CDW Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Partners V Executive-A, L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P., and the other securityholders party thereto, previously filed as Exhibit 10.10 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.10*	Withdrawal from Registration Agreement, dated as of November 12, 2013, by and between CDW Corporation and Paul S. Shain.

10.11*	Withdrawal from Registration Agreement, dated as of November 20, 2013, by and among CDW Corporation, James R. Shanks and BOS Holdings, LLC.

10.12§
CDW Holdings LLC 2007 Incentive Equity Plan, adopted as of October 12, 2007, previously filed as Exhibit 10.11 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

Exhibit Number	Description
10.13§
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

10.15§
Form of CDW Holdings LLC Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Thomas E. Richards, John A. Edwardson, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.12 with CDW Corporation's Form 10-K filed on March 8, 2013 and incorporated herein by reference.

10.16§
Form of CDW Holdings LLC Class B Common Unit Grant Agreement under the CDW Holdings LLC 2007 Incentive Equity Plan (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future grantees), previously filed as Exhibit 10.13 with CDW Corporation's Form 10-K filed on March 8, 2013 and incorporated herein by reference.

10.17§
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

10.19§
First Amendment to CDW Compensation Protection Plan, adopted as of December 10, 2002 and amended and restated effective as of January 1, 2009, dated as of January 3, 2012, previously filed as Exhibit 10.18 with CDW Corporation's Form 10-K filed on March 9, 2012 and incorporated herein by reference.

10.20§
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

10.25§
Senior Management Incentive Plan, as amended and restated effective January 1, 2010, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on November 15, 2010 and incorporated herein by reference.

10.26§
Amended and Restated Compensation Protection Agreement, dated as of June 30, 2011, by and between CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.3 with CDW Corporation's Form 8-K filed on July 1, 2011 and incorporated herein by reference.

Exhibit Number	Description

10.27§
Letter Agreement, dated as of September 13, 2011, by and between CDW Direct, LLC and Christina M. Corley, previously filed as Exhibit 10.31 with CDW Corporation's Form 10-K filed on March 9, 2012 and incorporated herein by reference.

10.28§
Form of CDW Holdings LLC (Director) Class A Common Unit Purchase Agreement (executed by Steven W. Alesio, Barry K. Allen, Benjamin D. Chereskin and Chereskin Dynasty Trust and Donna F. Zarcone), previously filed as Exhibit 10.32 with CDW Corporation's Form 10-K filed on March 8, 2013 and incorporated herein by reference.

10.29§
Form of Indemnification Agreement by and between CDW Corporation and its directors and officers, previously filed as Exhibit 10.32 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.30
Stockholders Agreement, dated as of June 10, 2013, by and among CDW Corporation, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P. and the other securityholders party thereto, previously filed as Exhibit 10.33 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.31§
CDW Corporation 2013 Senior Management Incentive Plan, previously filed as Exhibit 10.34 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.32§
CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.35 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.33§
CDW Corporation Coworker Stock Purchase Plan, previously filed as Exhibit 10.36 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.34§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (executed by Thomas E. Richards), previously filed as Exhibit 10.37 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.35§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (executed by Neal J. Campbell and Christina M. Corley), previously filed as Exhibit 10.38 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.36§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Thomas E. Richards, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.12 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.37§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka), previously filed as Exhibit 10.13 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.38§	CDW Amended and Restated Restricted Debt Unit Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on November 7, 2013 and incorporated herein by reference.

12.1*	Computation of ratio of earnings to fixed charges.

21.1	List of subsidiaries, previously filed as Exhibit 21.1 with CDW Corporation's Form S-4 filed on April 13, 2012 (Reg. No. 333-180715) and incorporated herein by reference.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Filed herewith

**	These items are furnished and not filed.

§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.