Form 10-Q
period 2014-03-31
CDW Corp
filed 2014-05-12
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of May 9, 2014, there were 172,031,151 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	March 31, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$306.7	$188.1
Accounts receivable, net of allowance for doubtful accounts of $5.4 for both periods	1,335.0	1,451.0
Merchandise inventory	388.4	382.0
Miscellaneous receivables	164.5	146.3
Prepaid expenses and other	53.3	46.1
Total current assets	2,247.9	2,213.5
Property and equipment, net	129.9	131.1
Goodwill	2,219.1	2,220.3
Other intangible assets, net	1,286.6	1,328.0
Deferred financing costs, net	27.5	30.1
Other assets	1.5	1.6
Total assets	$5,912.5	$5,924.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$683.7	$662.8
Accounts payable—inventory financing	250.2	256.6
Current maturities of long-term debt	15.4	45.4
Deferred revenue	93.6	94.8
Accrued expenses:
Compensation	91.1	112.2
Interest	64.8	31.8
Sales taxes	29.7	29.2
Advertising	35.7	33.2
Income taxes	48.8	6.3
Other	105.5	130.3
Total current liabilities	1,418.5	1,402.6
Long-term liabilities:
Debt	3,157.0	3,205.8
Deferred income taxes	540.8	563.5
Other liabilities	41.4	41.0
Total long-term liabilities	3,739.2	3,810.3
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 shares authorized, 172.0 shares issued and outstanding for both periods	1.7	1.7
Paid-in capital	2,691.5	2,688.1
Accumulated deficit	(1,928.2)	(1,971.8)
Accumulated other comprehensive loss	(10.2)	(6.3)
Total shareholders’ equity	754.8	711.7
Total liabilities and shareholders’ equity	$5,912.5	$5,924.6
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$2,652.3	$2,411.7
Cost of sales	2,227.1	2,009.7
Gross profit	425.2	402.0
Selling and administrative expenses	260.9	251.5
Advertising expense	28.5	30.4
Income from operations	135.8	120.1
Interest expense, net	(50.1)	(72.1)
Net loss on extinguishments of long-term debt	(5.4)	(3.9)
Other income, net	0.5	0.4
Income before income taxes	80.8	44.5
Income tax expense	(29.9)	(16.2)
Net income	$50.9	$28.3

Net income per common share:
Basic	$0.30	$0.19
Diluted	$0.30	$0.19

Weighted-average number of common shares outstanding:
Basic	169.6	145.2
Diluted	172.3	146.1

Cash dividends declared per common share	$0.0425	$—
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$50.9	$28.3
Foreign currency translation adjustment	(3.9)	(2.4)
Other comprehensive loss, net of tax	(3.9)	(2.4)
Comprehensive income	$47.0	$25.9
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2013	—	$—	172.0	$1.7	$2,688.1	$(1,971.8)	$(6.3)	$711.7
Equity-based compensation expense	—	—	—	—	3.3	—	—	3.3
Stock option exercises	—	—	—	—	0.1	—	—	0.1
Dividends declared	—	—	—	—	—	(7.3)	—	(7.3)
Net income	—	—	—	—	—	50.9	—	50.9
Foreign currency translation adjustment	—	—	—	—	—	—	(3.9)	(3.9)
Balance at March 31, 2014	—	$—	172.0	$1.7	$2,691.5	$(1,928.2)	$(10.2)	$754.8
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$50.9	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.0	52.0
Equity-based compensation expense	3.3	1.9
Deferred income taxes	(22.1)	(14.1)
Amortization of deferred financing costs, debt premium, and debt discount, net	1.6	3.0
Net loss on extinguishments of long-term debt	5.4	3.9
Changes in assets and liabilities:
Accounts receivable	113.2	18.8
Merchandise inventory	(6.5)	(43.9)
Other assets	(25.7)	(19.6)
Accounts payable-trade	21.5	124.2
Other current liabilities	52.0	57.6
Long-term liabilities	0.7	(4.1)
Net cash provided by operating activities	246.3	208.0
Cash flows from investing activities:
Capital expenditures	(9.3)	(8.8)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	(20.9)	—
Net cash used in investing activities	(30.2)	(8.8)
Cash flows from financing activities:
Repayments of long-term debt	(3.9)	(40.0)
Payments to extinguish long-term debt	(79.5)	(53.1)
Net change in accounts payable-inventory financing	(6.4)	3.7
Proceeds from stock option exercises	0.1	—
Dividends paid	(7.3)	—
Repurchase of common shares	—	(0.1)
Net cash used in financing activities	(97.0)	(89.5)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.5)
Net increase in cash and cash equivalents	118.6	109.2
Cash and cash equivalents—beginning of period	188.1	37.9
Cash and cash equivalents—end of period	$306.7	$147.1
Supplementary disclosure of cash flow information:
Interest paid	$(16.1)	$(16.2)
Taxes paid, net	$(9.5)	$(1.7)
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 (the "consolidated financial statements") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "December 31, 2013 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2013 financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
CDW Corporation ("Parent") was previously owned directly by CDW Holdings LLC ("CDW Holdings"), a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC ("Madison Dearborn") and Providence Equity Partners, L.L.C. ("Providence Equity," and together with Madison Dearborn, the "Sponsors"), certain other co-investors and certain members of CDW management. On July 2, 2013, Parent completed an initial public offering (the "IPO") of its common stock. In connection with the IPO, CDW Holdings distributed all of its shares of Parent's common stock to its members in June 2013 in accordance with the members' respective membership interests and was subsequently dissolved in August 2013. See Note 6 for additional discussion of the IPO.
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
The notes to the consolidated financial statements contained in the December 31, 2013 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2014.
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

2.	Recent Accounting Pronouncements

During the three months ended March 31, 2014, there were no new accounting pronouncements or updates to recently issued accounting pronouncements that are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	March 31, 2014	December 31, 2013
Revolving Loan inventory financing agreement	$250.1	$256.1
Other inventory financing agreements	0.1	0.5
Accounts payable-inventory financing	$250.2	$256.6
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
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At March 31, 2014 and December 31, 2013, amounts owed under other inventory financing agreements of $0.1 million and $0.5 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	March 31, 2014	December 31, 2013
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,525.1	1,528.9
Unamortized discount on senior secured term loan facility		(4.2)	(4.4)
Senior secured notes due 2018	8.0%	325.0	325.0
Senior notes due 2019	8.5%	1,280.0	1,305.0
Unamortized premium on senior notes due 2019		4.0	4.2
Senior subordinated notes due 2017	12.535%	42.5	92.5
Total long-term debt		3,172.4	3,251.2
Less current maturities of long-term debt		(15.4)	(45.4)
Long-term debt, excluding current maturities		$3,157.0	$3,205.8
(1)Interest rate at March 31, 2014.
At March 31, 2014, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At March 31, 2014, the Company had no outstanding borrowings under the Revolving Loan, $2.2 million of undrawn letters of credit and $248.4 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, the Company maintains a Revolving Loan inventory financing agreement. At March 31, 2014, the financial intermediary reported an outstanding balance of $238.7 million under the Revolving Loan inventory financing agreement. The total amount reported on the Company's consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $11.4 million more than the $238.7 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $9.7 million in reserves for open orders that reduce the availability under the Revolving Loan.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. At March 31, 2014, the borrowing base was $1,107.4 million based on the amount of eligible inventory and accounts receivable balances as of February 28, 2014. The Company could have borrowed up to an additional $649.4 million under the Revolving Loan at March 31, 2014. The fee on the unused portion of the Revolving Loan ranges from 37.5 to 50 basis points, depending on the amount of utilization.
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
On July 31, 2013, the Company borrowed an additional $190.0 million aggregate principal amount under the Term Loan at a price that was 99.25% of par, which resulted in a discount of $1.4 million. Such proceeds were used to redeem a portion of outstanding Senior Subordinated Notes. The discounts are reported on the consolidated balance sheets as a reduction to the face amount of the Term Loan and are being amortized to interest expense over the term of

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the related debt. Fees of $6.1 million related to the Term Loan were capitalized as deferred financing costs and are being amortized over the term of the facility using the effective interest method.
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At March 31, 2014, the outstanding principal amount of the Term Loan was $1,525.1 million, excluding $4.2 million in unamortized discount.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. The total net leverage ratio was 3.5 at March 31, 2014. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended March 31, 2014.
The Company has interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle the Company to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of the Company's interest rate cap agreements was zero at both March 31, 2014 and December 31, 2013.
On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At March 31, 2014, the outstanding principal amount of the Senior Secured Notes was $325.0 million.
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
8.5% Senior Notes due 2019 (“Senior Notes”)
At March 31, 2014, the outstanding principal amount of Senior Notes was $1,280.0 million, excluding $4.0 million in unamortized premium. The Senior Notes mature on April 1, 2019.
On March 20, 2014, the Company repurchased $25.0 million aggregate principal amount of Senior Notes from an affiliate of Providence Equity in a privately negotiated transaction on an arms' length basis at a price of 109.75% of the principal amount, and such Senior Notes were subsequently canceled. Cash on hand was used to fund the repurchase of $25.0 million aggregate principal amount, $2.4 million of repurchase premium and $1.0 million in accrued and unpaid interest to the date of repurchase. In connection with this repurchase, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the Company's consolidated statement of operations for the three months ended March 31, 2014. This loss represented $2.4 million in repurchase premium and $0.3 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At March 31, 2014, the outstanding principal amount of the Senior Subordinated Notes was $42.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 22, 2014 and February 21, 2014, the Company redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes, respectively, at redemption prices that were 104.178% of the principal amounts redeemed. Cash on hand was used to fund the redemptions of $50.0 million aggregate principal amount, $2.1 million in redemption premiums and $1.9 million in aggregate accrued and unpaid interest to the dates of redemption. In connection with these redemptions, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the three months ended March 31, 2014. This loss represented $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On October 18, 2013, the Company redeemed $155.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. A combination of cash on hand and the net proceeds from the sale of shares of common stock related to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO, in the amount of $56.0 million, was used to fund the redemption of $155.0 million aggregate principal amount, $6.5 million of redemption premium and $0.2 million in accrued and unpaid interest to the date of redemption. See Note 6 for additional discussion of the underwriters' overallotment option. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $8.5 million in the Company's consolidated statement of operations for the year ended December 31, 2013. This loss represented $6.5 million in redemption premium and $2.0 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
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
On March 8, 2013, the Company redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $3.9 million in the Company's consolidated statement of operations for the three months ended March 31, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
See Note 13 for a description of the redemption of all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes completed during the second quarter of 2014.
Fair Value
The fair value of the Company's long-term debt instruments at March 31, 2014 was $3,308.1 million. The fair value of the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At March 31, 2014, the carrying value of the Company's long-term debt was $3,172.6 million, excluding $4.0 million in unamortized premium and $4.2 million in unamortized discount.

5.	Income Taxes
The Company's effective income tax rate was 37.0% for the three months ended March 31, 2014 and differed from the U.S. federal statutory rate primarily due to state income taxes. For the three months ended March 31, 2013, the effective income tax rate was 36.4% and differed from the U.S. federal statutory rate primarily due to state income taxes.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (the “IRS”). In general, the Company is no longer subject to audit by the IRS for tax years through 2010 and state, local or foreign taxing authorities for tax years through 2008. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

6.	Shareholders' Equity
The Company declared and paid cash dividends per common share during the periods presented as follows:

(in millions, except per share amounts)	Dividends Per Share	Amount
2014:
First Quarter	$0.0425	$7.3
2013:
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$0.0425	$7.3
See Note 13 for a discussion of the dividend declared during the second quarter of 2014. Future dividends will be subject to the approval of the Company's board of directors and will depend upon the Company’s results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations and other factors that the Company’s board of directors deems relevant. In addition, the Company’s ability to pay dividends on its common stock will be limited by restrictions on the Company’s ability to pay dividends or make distributions to its stockholders and on the ability of subsidiaries to pay dividends or make distributions to the Company, in each case, under the terms of current and any future agreements governing the Company’s indebtedness.
On January 1, 2014, the first offering period under the Company's Coworker Stock Purchase Plan (the “CSPP”) commenced. The CSPP provides the opportunity for eligible coworkers to acquire shares of the Company's common stock at a 5% discount from the closing market price on the final day of the offering period. There is no compensation expense associated with the CSPP.
On July 2, 2013, the Company completed an IPO of 23,250,000 shares of common stock. On July 31, 2013, the Company completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-1, which was declared effective by the SEC on June 26, 2013. The shares of common stock are listed on the NASDAQ Global Select Market under the symbol “CDW.” The Company's shares of common stock were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which together generated aggregate net proceeds of $424.7 million to the Company after deducting underwriting discounts, expenses and transaction costs.
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
On March 12, 2014, the Company completed a secondary public offering, whereby certain selling stockholders sold 11,500,000 shares of common stock, including 1,500,000 shares of common stock sold to the underwriters of the secondary public offering on the same date pursuant to the underwriters' exercise in full of the overallotment option granted to them in connection with the secondary public offering. The Company did not receive any proceeds from the sale of shares in the secondary public offering or upon the exercise of the overallotment option. Secondary-offering

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

related expenses of $0.4 million were included within selling and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2014.
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

7.	Equity-Based Compensation
The Company recognized $3.3 million and $1.9 million in equity-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.
The following table sets forth a summary of the Company's stock option activity for the three months ended March 31, 2014:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	1,280,255	$17.00
Granted	1,223,388	$24.29
Forfeited/Expired	—	$—
Exercised	(7,807)	$17.00		$0.1
Outstanding at March 31, 2014	2,495,836	$20.57	9.0	$17.1
Vested at March 31, 2014	448,464	$17.00	7.9	$4.7
Exercisable at March 31, 2014	448,464	$17.00	7.9	$4.7
Expected to vest at March 31, 2014	1,973,141	$21.36	9.3	$12.0

During the three months ended March 31, 2014, the Company granted 1,223,388 stock options under the 2013 Long-Term Incentive Plan (the "2013 LTIP"). These options vest annually over three years. The Company has elected to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Black-Scholes option pricing model incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The assumptions used to value the stock options granted during the three months ended March 31, 2014 are presented below.

Assumptions	Three Months Ended March 31, 2014
Weighted-average grant date fair value	$7.20
Weighted-average volatility (1)	30.00%
Weighted-average risk-free rate (2)	1.77%
Dividend yield	0.70%
Expected term (in years) (3)	6.0

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite U.S. Treasury rate.

(3)
The expected term is calculated using the simplified method. The simplified method defines the expected term as the average of the option’s contractual term and the option’s weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth a summary of the Company's restricted stock unit activity for the three months ended March 31, 2014:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,351,572	$17.04
Granted	25,773	24.29
Vested/Settled	(596)	17.00
Forfeited	(33,992)	17.00
Nonvested at March 31, 2014	1,342,757	$17.18
In connection with the Company's 2013 IPO discussed in Note 6, CDW Holdings distributed all of its shares of the Company's common stock to its existing members in accordance with the members' respective membership interests and was subsequently dissolved in August 2013. Common stock received by holders of B Units in connection with the distribution is subject to any vesting provisions previously applicable to the holder's B Units. At the time of the IPO, B Unit holders received 3,798,508 shares of restricted stock with respect to B Units that had not yet vested at the time of the distribution. For the three months ended March 31, 2014, 573,237 shares of such restricted stock vested/settled and 4,617 shares were forfeited. As of March 31, 2014, 2,014,179 shares of restricted stock were outstanding.
During the three months ended March 31, 2014, the Company granted 408,455 performance share units (the "PSUs") under the 2013 LTIP. The percentage of shares that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company's performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period. The weighted-average grant-date fair value of the PSUs granted during the period was $24.29 per unit. As of March 31, 2014, 408,455 PSUs were outstanding.

As of March 31, 2014, the Company estimated there was $39.7 million of total unrecognized compensation cost to be recognized over the next 2.8 years.

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
The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended March 31,
(in millions)	2014	2013
Weighted-average shares - basic	169.6	145.2
Effect of dilutive securities	2.7	0.9
Weighted-average shares - diluted	172.3	146.1

There were 0.1 million potential common shares excluded from diluted earnings per share for the three-month period ended March 31, 2014, as their inclusion would have had an anti-dilutive effect. There were no potential common shares excluded from diluted earnings per share for the three-month period ended March 31, 2013.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company’s purchase of $28.5 million principal amount of its outstanding senior subordinated debt, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of March 31, 2014, 28,500 RDUs were outstanding. RDUs that are outstanding vest daily on a pro rata basis over the three-year period from January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014. Participants have no rights to the underlying debt.
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
Unrecognized compensation expense as of March 31, 2014 of approximately $7 million is expected to be recognized through 2014 and approximately $7 million in 2015 through 2017. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $2.2 million and $2.1 million related to the RDU Plan was recognized for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, the Company had $24.1 million and $21.8 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.
Payment of the principal component of the RDU Plan is expected to be made on October 12, 2017, unless accelerated due to a sale of the Company.

10.	Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state and local authorities, by various partners and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2014, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Selected Segment Financial Information
The following table presents information about the Company’s segments for the three months ended March 31, 2014 and 2013:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended March 31, 2014:
Net sales	$1,505.6	$969.9	$176.8	$—	$2,652.3
Income (loss) from operations	101.1	54.1	6.5	(25.9)	135.8
Depreciation and amortization expense	(24.1)	(10.9)	(2.1)	(14.9)	(52.0)

Three Months Ended March 31, 2013:
Net sales	$1,403.9	$846.8	$161.0	$—	$2,411.7
Income (loss) from operations	94.1	45.6	6.1	(25.7)	120.1
Depreciation and amortization expense	(24.4)	(11.0)	(2.3)	(14.3)	(52.0)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Supplemental Guarantor Information
The Senior Secured Notes, Senior Notes and Senior Subordinated Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are joint and several, and full and unconditional; provided that each guarantee by the Guarantor Subsidiaries is subject to certain customary release provisions contained in the indentures governing the Senior Secured Notes, Senior Notes and Senior Subordinated Notes. CDW LLC's Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is 100% owned by CDW LLC. On May 9, 2014, all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes were redeemed in full and the indenture governing the Senior Subordinated Notes was satisfied and discharged. See Note 13.
The following tables set forth condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, consolidating statements of operations for the three months ended March 31, 2014 and 2013, condensed consolidating statements of comprehensive income for the three months ended March 31, 2014 and 2013, and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$290.5	$—	$22.2	$—	$(6.0)	$306.7
Accounts receivable, net	—	—	1,255.2	79.8	—	—	1,335.0
Merchandise inventory	—	—	384.1	4.3	—	—	388.4
Miscellaneous receivables	—	50.5	107.6	6.4	—	—	164.5
Prepaid expenses and other	—	14.5	37.1	4.5	—	(2.8)	53.3
Total current assets	—	355.5	1,784.0	117.2	—	(8.8)	2,247.9

Property and equipment, net	—	70.9	57.4	1.6	—	—	129.9
Goodwill	—	751.9	1,439.0	28.2	—	—	2,219.1
Other intangible assets, net	—	332.4	948.0	6.2	—	—	1,286.6
Deferred financing costs, net	—	27.5	—	—	—	—	27.5
Other assets	4.7	1.5	—	1.2	—	(5.9)	1.5
Investment in and advances to subsidiaries	750.1	2,820.6	—	—	—	(3,570.7)	—
Total assets	$754.8	$4,360.3	$4,228.4	$154.4	$—	$(3,585.4)	$5,912.5

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable—trade	$—	$18.3	$631.9	$39.5	$—	$(6.0)	$683.7
Accounts payable—inventory financing	—	—	250.2	—	—	—	250.2
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	89.4	4.2	—	—	93.6
Accrued expenses	—	212.4	157.2	8.8	—	(2.8)	375.6
Total current liabilities	—	246.1	1,128.7	52.5	—	(8.8)	1,418.5

Long-term liabilities:
Debt	—	3,157.0	—	—	—	—	3,157.0
Deferred income taxes	—	169.2	374.8	1.5	—	(4.7)	540.8
Other liabilities	—	37.9	3.4	1.3	—	(1.2)	41.4
Total long-term liabilities	—	3,364.1	378.2	2.8	—	(5.9)	3,739.2

Total shareholders’ equity	754.8	750.1	2,721.5	99.1	—	(3,570.7)	754.8
Total liabilities and shareholders’ equity	$754.8	$4,360.3	$4,228.4	$154.4	$—	$(3,585.4)	$5,912.5

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended March 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,518.1	$134.2	$—	$—	$2,652.3
Cost of sales	—	—	2,107.5	119.6	—	—	2,227.1
Gross profit	—	—	410.6	14.6	—	—	425.2
Selling and administrative expenses	—	25.9	226.3	8.7	—	—	260.9
Advertising expense	—	—	27.8	0.7	—	—	28.5
(Loss) income from operations	—	(25.9)	156.5	5.2	—	—	135.8
Interest (expense) income, net	—	(50.2)	—	0.1	—	—	(50.1)
Net loss on extinguishments of long-term debt	—	(5.4)	—	—	—	—	(5.4)
Management fee	—	1.0	—	(1.0)	—	—	—
Other income, net	—	—	0.4	0.1	—	—	0.5
(Loss) income before income taxes	—	(80.5)	156.9	4.4	—	—	80.8
Income tax benefit (expense)	—	30.2	(58.9)	(1.2)	—	—	(29.9)
(Loss) income before equity in earnings of subsidiaries	—	(50.3)	98.0	3.2	—	—	50.9
Equity in earnings of subsidiaries	50.9	101.2	—	—	—	(152.1)	—
Net income	$50.9	$50.9	$98.0	$3.2	$—	$(152.1)	$50.9

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$47.0	$47.0	$98.0	$(0.7)	$—	$(144.3)	$47.0

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$14.3	$207.0	$8.6	$—	$16.4	$246.3
Cash flows from investing activities:
Capital expenditures	—	(8.6)	(0.7)	—	—	—	(9.3)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—	—	—	—	(20.9)
Net cash used in investing activities	—	(29.5)	(0.7)	—	—	—	(30.2)
Cash flows from financing activities:
Repayments of long-term debt	—	(3.9)	—	—	—	—	(3.9)
Payments to extinguish long-term debt	—	(79.5)	—	—	—	—	(79.5)
Net change in accounts payable-inventory financing	—	—	(6.4)	—	—	—	(6.4)
Proceeds from stock option exercises	0.1	—	—	—	—	—	0.1
Dividends paid	(7.3)	—	—	—	—	—	(7.3)
Advances from (to) affiliates	7.2	192.6	(199.9)	0.1	—	—	—
Net cash provided by (used in) financing activities	—	109.2	(206.3)	0.1	—	—	(97.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	—	(0.5)
Net increase in cash and cash equivalents	—	94.0	—	8.2	—	16.4	118.6
Cash and cash equivalents—beginning of period	—	196.5	—	14.0	—	(22.4)	188.1
Cash and cash equivalents—end of period	$—	$290.5	$—	$22.2	$—	$(6.0)	$306.7

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
On May 8, 2014, the Company announced that its board of directors declared a cash dividend on the Company's common stock of $0.0425 per share. The dividend will be paid on June 10, 2014 to all stockholders of record as of the close of business on May 27, 2014. Future dividends will be subject to the approval of the Company's board of directors.
On May 9, 2014, the Company redeemed all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed plus $0.4 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, the Company expects to record a loss on extinguishment of long-term debt of $2.2 million in the consolidated statement of operations during the second quarter of 2014. This loss represents $1.8 million in redemption premium and $0.4 million for the write-off of the remaining deferred financing costs related to the Senior Subordinated Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this report and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7%, 10% and 10% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, Public segment results were negatively impacted by sequestration, the partial shutdown of the federal government and federal government budget uncertainty. First quarter 2014 Public segment results were negatively impacted by ongoing federal government uncertainty as budget allocations continued to be refined.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. While macroeconomic uncertainty drove a more cautious approach to customer spending in 2012 and the early part of 2013, uncertainty began to dissipate in the back half of 2013 and this trend continued in the first quarter of 2014. We will continue to closely monitor macroeconomic conditions during the remainder of 2014. Uncertainties related to potential reductions in government spending, requirements associated with implementation of the Affordable Care Act, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

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

Key business metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, net income, Non-GAAP net income, net income per common share, Non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA, free cash flow, return on invested capital, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Non-GAAP net income and Adjusted EBITDA are non-GAAP financial measures. We believe these measures provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our senior credit facilities. See "Results of Operations" for the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to net income.

The results of certain of our key business metrics are as follows:

(dollars in millions)	Three Months Ended March 31,
	2014	2013
Net sales	$2,652.3	$2,411.7
Gross profit	425.2	402.0
Income from operations	135.8	120.1
Net income	50.9	28.3
Non-GAAP net income	81.1	56.3
Adjusted EBITDA	193.7	178.6
Average daily sales	42.1	38.3
Net debt (defined as long-term debt minus cash and cash equivalents)	2,865.7	3,533.7
Cash conversion cycle (in days) (1)	22	22

(1)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. The prior period has been revised to conform to the current definition.

Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,652.3	100.0%	$2,411.7	100.0%
Cost of sales	2,227.1	84.0	2,009.7	83.3
Gross profit	425.2	16.0	402.0	16.7
Selling and administrative expenses	260.9	9.8	251.5	10.4
Advertising expense	28.5	1.1	30.4	1.3
Income from operations	135.8	5.1	120.1	5.0
Interest expense, net	(50.1)	(1.9)	(72.1)	(3.0)
Net loss on extinguishments of long-term debt	(5.4)	(0.2)	(3.9)	(0.2)
Other income, net	0.5	—	0.4	—
Income before income taxes	80.8	3.0	44.5	1.8
Income tax expense	(29.9)	(1.1)	(16.2)	(0.7)
Net income	$50.9	1.9%	$28.3	1.1%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,505.6	56.8%	$1,403.9	58.2%	$101.7	7.2%
Public	969.9	36.6	846.8	35.1	123.1	14.5
Other	176.8	6.7	161.0	6.7	15.8	9.8
Total net sales	$2,652.3	100.1%	$2,411.7	100.0%	$240.6	10.0%
(1)     There were 63 selling days for both the three months ended March 31, 2014 and 2013.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2014 and 2013. Net sales of $34.3 million for the three months ended March 31, 2013 have been reclassified from the Small Business customer channel to the Medium / Large customer channel to conform to the current period presentation.

(dollars in millions)	Three Months Ended March 31,		Dollar Change	Percent Change
	2014	2013
Corporate:
Medium / Large	$1,274.8	$1,180.5	$94.3	8.0%
Small Business	230.8	223.4	7.4	3.3
Total Corporate	$1,505.6	$1,403.9	$101.7	7.2%

Public:
Government	$254.2	$252.3	$1.9	0.7%
Education	321.6	232.2	89.4	38.5
Healthcare	394.1	362.3	31.8	8.8
Total Public	$969.9	$846.8	$123.1	14.5%
Total net sales for the three months ended March 31, 2014 increased $240.6 million, or 10.0%, to $2,652.3 million, compared to $2,411.7 million for the three months ended March 31, 2013. There were 63 selling days for both the three months ended March 31, 2014 and 2013. The increase in total net sales was primarily the result of growth in hardware as certain customers refreshed their client devices, a more tenured sales force, a continued focus on seller productivity across all areas of the organization and the addition of almost 190 customer-facing coworkers, the majority in pre- and post-sale technical positions such as technical specialists and service delivery roles. Our total net sales growth for the three months ended March 31, 2014 reflected growth in notebooks/mobile devices and desktop computers.
Corporate segment net sales for the three months ended March 31, 2014 increased $101.7 million, or 7.2%, compared to the three months ended March 31, 2013, driven by sales growth in the medium/large customer channel. Within our Corporate segment, net sales to medium/large customers increased 8.0% between periods due to certain of these customers refreshing their client devices, a more tenured sales force, a continued focus on seller productivity and additional customer-facing coworkers, the majority in pre- and post-sale technical positions such as technical specialists and service delivery roles. This increase was led by growth in notebooks/mobile devices and unit volume growth in desktop computers. Net sales to small business customers increased $7.4 million, or 3.3%, between periods, driven by unit volume growth in notebooks/mobile devices.
Public segment net sales for the three months ended March 31, 2014 increased $123.1 million, or 14.5%, between periods, driven by continued strong performance in the education customer channel. Net sales to education customers increased $89.4 million, or 38.5%, between periods, led by growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support standardized digital testing requirements. Net sales to healthcare customers increased $31.8 million, or 8.8%, between periods, driven by unit volume growth in desktop computers and growth in netcomm products. Net sales to government customers increased $1.9 million, or 0.7%, between periods, driven by growth in sales to state/local government customers, partially offset by declines in sales to the federal government, as federal government budget allocations continued to be refined following sequestration, the partial shutdown of the federal government and federal government budget uncertainty in 2013. The increase in net sales to state/local government customers was led by growth in sales of notebooks/mobile devices, desktop computers and software. The decline in net sales to the federal government was led by decreases in sales of software and notebooks/mobile devices, partially offset by growth in sales of enterprise storage.
Gross profit
Gross profit increased $23.2 million, or 5.8%, to $425.2 million for the three months ended March 31, 2014, compared to $402.0 million for the three months ended March 31, 2013. As a percentage of total net sales, gross profit decreased 70 basis points to 16.0% for the three months ended March 31, 2014, down from 16.7% for the three months ended March 31, 2013. Gross profit margin was negatively impacted 20 basis points by unfavorable price/mix changes within product margin, as transactional product categories such as desktops and notebooks experienced a higher rate of net sales growth than our overall net sales growth, accompanied by continuing product margin compression in these product categories. Further, gross product margin was negatively impacted 20 basis points by cooperative advertising funding and 10 basis points by inventory adjustments.

The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $9.4 million, or 3.7%, to $260.9 million for the three months ended March 31, 2014, compared to $251.5 million for the three months ended March 31, 2013. As a percentage of total net sales, selling and administrative expenses decreased 60 basis points to 9.8% in the first quarter of 2014, down from 10.4% in the first quarter of 2013. Sales payroll, including sales commissions and other variable compensation costs, increased $5.4 million, or 4.7%, between years, consistent with higher sales and gross profit. The remaining increase in selling and administrative expenses was primarily due to higher total coworker count, which increased by 261 coworkers, from 6,779 at March 31, 2013 to 7,040 at March 31, 2014. Total coworker count was 6,967 at December 31, 2013.
Advertising expense
Advertising expense decreased $1.9 million, or 5.9%, to $28.5 million for the three months ended March 31, 2014, compared to $30.4 million for the three months ended March 31, 2013. As a percentage of total net sales, advertising expense decreased 20 basis points to 1.1% in the first quarter of 2014, down from 1.3% in the first quarter of 2013. The decrease in advertising expense was due to a more integrated media campaign in the first quarter of 2014 compared to the first quarter of 2013, which was designed to result in comparable impressions at a lower cost.
Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$101.1	6.7%	$94.1	6.7%	7.3%
Public	54.1	5.6	45.6	5.4	18.6
Other	6.5	3.7	6.1	3.8	7.4
Headquarters (2)	(25.9)	nm*	(25.7)	nm*	0.5
Total income from operations	$135.8	5.1%	$120.1	5.0%	13.1%
* Not meaningful

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $135.8 million for the three months ended March 31, 2014, an increase of $15.7 million, or 13.1%, compared to $120.1 million for the three months ended March 31, 2013. The results for the three months ended March 31, 2014 were driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Total operating margin percentage increased 10 basis points to 5.1% for the three months ended March 31, 2014, from 5.0% for the three months ended March 31, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses and advertising expense as a percentage of net sales, partially offset by a decrease in gross profit margin.
Corporate segment income from operations was $101.1 million for the three months ended March 31, 2014, an increase of $7.0 million, or 7.3%, compared to $94.1 million for the three months ended March 31, 2013. This increase was primarily driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Corporate segment operating margin percentage was 6.7% in both the three months ended March 31, 2014 and 2013.

Public segment income from operations was $54.1 million for the three months ended March 31, 2014, an increase of $8.5 million, or 18.6%, compared to $45.6 million for the three months ended March 31, 2013. This increase was primarily driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Public segment operating margin percentage increased 20 basis points to 5.6% in the three months ended March 31, 2014, from 5.4% in the three months ended March 31, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales.
Interest expense, net
At March 31, 2014, our outstanding long-term debt totaled $3,172.4 million compared to $3,680.8 million at March 31, 2013. Net interest expense for the three months ended March 31, 2014 was $50.1 million, a decrease of $22.0 million compared to $72.1 million for the three months ended March 31, 2013. Net interest expense decreased $19.0 million due to lower debt balances for the three months ended March 31, 2014 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2013 and 2014. The remaining decrease was primarily attributable to lower effective interest rates and reduced amortization of deferred financing costs for the three months ended March 31, 2014.
Net loss on extinguishments of long-term debt
During the three months ended March 31, 2014, we recorded a net loss on extinguishment of long-term debt of $5.4 million compared to $3.9 million for the same period in 2013.
In March 2014, we repurchased $25.0 million aggregate principal amount of senior notes. We recorded a loss on extinguishment of long-term debt of $2.7 million, representing the difference between the repurchase price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In January and February 2014, we redeemed $50.0 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $2.7 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In March 2013, we redeemed $50.0 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $3.9 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. A higher contractual redemption premium percentage was in effect during the three months ended March 31, 2013, resulting in a larger loss on extinguishment for the March 2013 redemption compared to the January and February 2014 redemptions discussed above.
Income tax expense
Income tax expense was $29.9 million for the three months ended March 31, 2014, compared to $16.2 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 37.0% for the three months ended March 31, 2014, compared to 36.4% for the same period of the prior year. The increase in the 2014 effective income tax rate is primarily attributable to a lower benefit realized on state tax credits due to the increase in income before income taxes.
Net income
Net income was $50.9 million for the three months ended March 31, 2014, compared to $28.3 million for the three months ended March 31, 2013. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $81.1 million for the three months ended March 31, 2014, an increase of $24.8 million, or 44.1%, compared to $56.3 million for the three months ended March 31, 2013.

We have included a reconciliation of Non-GAAP net income for the three months ended March 31, 2014 and 2013 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, secondary-offering related expenses and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Three Months Ended March 31,
	2014	2013
Net income	$50.9	$28.3
Amortization of intangibles (1)	40.3	40.3
Non-cash equity-based compensation	3.3	1.9
Net loss on extinguishments of long-term debt	5.4	3.9
Interest expense adjustment related to extinguishments of long-term debt (2)	(0.6)	(0.8)
Secondary-offering related expenses	0.4	—
Aggregate adjustment for income taxes (3)	(18.6)	(17.3)
Non-GAAP net income	$81.1	$56.3

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $193.7 million for the three months ended March 31, 2014, an increase of $15.1 million, or 8.5%, compared to $178.6 million for the three months ended March 31, 2013. As a percentage of net sales, Adjusted EBITDA was 7.3% for the three months ended March 31, 2014 compared to 7.4% for the three months ended March 31, 2013.
We have included reconciliations of EBITDA and Adjusted EBITDA for the three months ended March 31, 2014 and 2013 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended March 31,
	2014	2013
Net income	$50.9	$28.3
Depreciation and amortization	52.0	52.0
Income tax expense	29.9	16.2
Interest expense, net	50.1	72.1
EBITDA	182.9	168.6

Adjustments:
Non-cash equity-based compensation	3.3	1.9
Sponsor fee	—	1.3
Net loss on extinguishments of long-term debt	5.4	3.9
Litigation, net (1)	(0.3)	—
Secondary-offering related expenses	0.4	—
Other adjustments (2)	2.0	2.9
Total adjustments	10.8	10.0
Adjusted EBITDA	$193.7	$178.6

(1)	Relates to unusual, non-recurring litigation matters.

(2)	Other adjustments primarily include certain retention costs and equity investment income.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(in millions)	2014	2013
EBITDA	$182.9	$168.6
Depreciation and amortization	(52.0)	(52.0)
Income tax expense	(29.9)	(16.2)
Interest expense, net	(50.1)	(72.1)
Net income	50.9	28.3
Depreciation and amortization	52.0	52.0
Equity-based compensation expense	3.3	1.9
Deferred income taxes	(22.1)	(14.1)
Amortization of deferred financing costs, debt premium and debt discount, net	1.6	3.0
Net loss on extinguishments of long-term debt	5.4	3.9
Changes in assets and liabilities	155.2	133.0
Net cash provided by operating activities	$246.3	$208.0
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our senior secured asset-based revolving credit facility. We believe that our current sources of funds will be sufficient to fund our cash operating requirements for the next year. In addition, we believe that we have adequate sources of liquidity and funding available to meet our longer-term needs. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$246.3	$208.0
Investing activities	(30.2)	(8.8)

Net change in accounts payable-inventory financing	(6.4)	3.7
Other cash flows from financing activities	(90.6)	(93.2)
Financing activities	(97.0)	(89.5)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.5)
Net increase in cash and cash equivalents	$118.6	$109.2
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2014 increased $38.3 million compared to the same period of the prior year. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense and net loss on extinguishments of long-term debt increased $16.1 million, reflecting stronger operating results in the first quarter of 2014 compared to the prior year period. Net changes in assets and liabilities increased cash by $155.2 million in the first quarter of 2014 compared to $133.0 million in the first quarter of 2013, resulting in a change of $22.2 million between periods. Cash contributions from accounts receivable increased $94.4 million between periods, driven by higher collections in 2014 compared to the prior year period. Accounts payable-trade contributed $21.5 million during the three months ended March 31, 2014, compared to $124.2 million during the prior year period. While the change in accounts payable-trade was relatively flat during the first quarter of 2014, we had a higher mix of payables with more favorable payment terms and favorable timing of quarter-end payments during the first quarter of 2013.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.
The following table presents the components of our cash conversion cycle:

(in days)	March 31,
	2014	2013
Days of sales outstanding (DSO) (1)	44	44
Days of supply in inventory (DIO) (2)	14	14
Days of purchases outstanding (DPO) (3)	(36)	(36)
Cash conversion cycle	22	22

(1)
Represents the rolling three-month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.

(2)
Represents the rolling three-month average of the balance of inventory at the end of the period divided by average daily cost of sales for the same three-month period. The prior period has been revised to conform to the current definition.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of sales for the same three-month period.

The cash conversion cycle remained flat at 22 days for both March 31, 2014 and 2013.

Investing Activities
Net cash used in investing activities increased $21.4 million in the three months ended March 31, 2014 compared to the same period of the prior year. The increase was primarily driven by the payment of an accrued charitable contribution during the first quarter of 2014. In connection with a 2007 business combination, we agreed with a significant selling shareholder to establish the MPK Coworker Incentive Plan II (the “MPK Plan”) and to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). This arrangement has been accounted for as contingent consideration. Pre-2009 business combinations were accounted for under a former accounting standard which, among other aspects, did not require the recognition of certain contingent consideration as of the business combination date. Instead, under the former accounting standard, contingent consideration is accounted for as additional purchase price (goodwill) at the time the contingency is resolved. In connection with the completion of our initial public offering (the "IPO") in July 2013, we accrued $20.9 million related to this arrangement in other current liabilities. In the three months ended March 31, 2014, this liability was fully settled in cash. Following the IPO, there is no remaining activity under the MPK Plan.
Capital expenditures were $9.3 million and $8.8 million for the three months ended March 31, 2014 and 2013, respectively, primarily for improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased $7.5 million in the three months ended March 31, 2014 compared to the same period of the prior year. The net impact of our debt transactions resulted in cash outflows of $83.4 million and $93.1 million during the three months ended March 31, 2014 and 2013, respectively, as cash was used in each period to reduce our total long-term debt. Each debt transaction is described below under "Long-Term Debt and Financing Arrangements". Additionally, we commenced the payment of quarterly cash dividends on our common stock in the fourth quarter of 2013. Cash dividends of $7.3 million were paid during the first quarter of 2014. There was no corresponding activity in the first quarter of 2013. See Note 13 “Subsequent Events” to the accompanying unaudited interim consolidated financial statements for a discussion of the dividend declared during the second quarter of 2014. Future dividends will be subject to the approval of our board of directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our board of directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of subsidiaries to pay dividends or make distributions to us, in each case, under the terms of current and any future agreements governing our indebtedness.
Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	March 31, 2014	December 31, 2013
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,525.1	1,528.9
Unamortized discount on senior secured term loan facility		(4.2)	(4.4)
Senior secured notes due 2018	8.0%	325.0	325.0
Senior notes due 2019	8.5%	1,280.0	1,305.0
Unamortized premium on senior notes due 2019		4.0	4.2
Senior subordinated notes due 2017	12.535%	42.5	92.5
Total long-term debt		3,172.4	3,251.2
Less current maturities of long-term debt		(15.4)	(45.4)
Long-term debt, excluding current maturities		$3,157.0	$3,205.8
(1)Interest rate at March 31, 2014.
At March 31, 2014, we were in compliance with the covenants under our various credit agreements as described below.

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At March 31, 2014, we had no outstanding borrowings under the Revolving Loan, $2.2 million of undrawn letters of credit and $248.4 million reserved related to the floorplan sub-facility. The Revolving Loan matures on June 24, 2016.
In connection with the floorplan sub-facility, we maintain a Revolving Loan inventory financing agreement. At March 31, 2014, the financial intermediary reported an outstanding balance of $238.7 million under the Revolving Loan inventory financing agreement. The total amount reported on the consolidated balance sheet as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement is $11.4 million more than the $238.7 million owed to the financial intermediary due to differences in the timing of reporting activity under the Revolving Loan inventory financing agreement. The outstanding balance reported by the financial intermediary excludes $9.7 million in reserves for open orders that reduce the availability under the Revolving Loan.
Availability under the Revolving Loan is limited to (a) the lesser of the revolving commitment of $900.0 million and the amount of the borrowing base less (b) outstanding borrowings, letters of credit and amounts outstanding under the Revolving Loan inventory financing agreement plus a reserve of 15% of open orders. At March 31, 2014, the borrowing base was $1,107.4 million based on the amount of eligible inventory and accounts receivable balances as of February 28, 2014. We could have borrowed up to an additional $649.4 million under the Revolving Loan at March 31, 2014. The fee on the unused portion of the Revolving Loan ranges from 37.5 to 50 basis points, depending on the amount of utilization.
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
On July 31, 2013, we borrowed an additional $190.0 million aggregate principal amount under the Term Loan at a price that was 99.25% of par, which resulted in a discount of $1.4 million. Such proceeds were used to redeem a portion of outstanding Senior Subordinated Notes. The discounts are reported on the consolidated balance sheets as a reduction to the face amount of the Term Loan and are being amortized to interest expense over the term of the related debt. Fees of $6.1 million related to the Term Loan were capitalized as deferred financing costs and are being amortized over the term of the facility using the effective interest method.
We are required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At March 31, 2014, the outstanding principal amount of the Term Loan was $1,525.1 million, excluding $4.2 million in unamortized discount.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. The total net leverage ratio was 3.5 at March 31, 2014. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended March 31, 2014.
We have interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of our interest rate cap agreements was zero at both March 31, 2014 and December 31, 2013.

On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At March 31, 2014, the outstanding principal amount of the Senior Secured Notes was $325.0 million.
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
8.5% Senior Notes due 2019 (“Senior Notes”)
At March 31, 2014, the outstanding principal amount of Senior Notes was $1,280.0 million, excluding $4.0 million in unamortized premium. The Senior Notes mature on April 1, 2019.
On March 20, 2014, we repurchased $25.0 million aggregate principal amount of Senior Notes from an affiliate of Providence Equity in a privately negotiated transaction on an arms' length basis at a price of 109.75% of the principal amount, and such Senior Notes were subsequently canceled. Cash on hand was used to fund the repurchase of $25.0 million aggregate principal amount, $2.4 million of repurchase premium and $1.0 million in accrued and unpaid interest to the date of repurchase. In connection with this repurchase, we recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the three months ended March 31, 2014. This loss represented $2.4 million in repurchase premium and $0.3 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At March 31, 2014, the outstanding principal amount of the Senior Subordinated Notes was $42.5 million. The Senior Subordinated Notes have a maturity date of October 12, 2017.
On January 22, 2014 and February 21, 2014, we redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes, respectively, at redemption prices that were 104.178% of the principal amounts redeemed. Cash on hand was used to fund the redemptions of $50.0 million aggregate principal amount, $2.1 million in redemption premiums and $1.9 million in aggregate accrued and unpaid interest to the dates of redemption. In connection with these redemptions, we recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the three months ended March 31, 2014. This loss represented $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On October 18, 2013, we redeemed $155.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. A combination of cash on hand and the net proceeds from the sale of shares of common stock related to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO, in the amount of $56.0 million, was used to fund the redemption of $155.0 million aggregate principal amount, $6.5 million of redemption premium and $0.2 million in accrued and unpaid interest to the date of redemption. See Note 6 "Shareholders' Equity" to the accompanying unaudited interim consolidated financial statements for additional discussion of the underwriters' overallotment option. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $8.5 million in the consolidated statement of operations for the year ended December 31, 2013. This loss represented $6.5 million in redemption premium and $2.0 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
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

On March 8, 2013, we redeemed $50.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 106.268% of the principal amount redeemed. Cash on hand was used to fund the redemption of $50.0 million aggregate principal amount, $3.1 million of redemption premium and $2.5 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $3.9 million in the consolidated statement of operations for the three months ended March 31, 2013. This loss represented $3.1 million in redemption premium and $0.8 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
See Note 13 "Subsequent Events" to the accompanying unaudited interim consolidated financial statements for a description of the redemption of all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes completed during the second quarter of 2014.
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	March 31, 2014	December 31, 2013
Revolving Loan inventory financing agreement	$250.1	$256.1
Other inventory financing agreements	0.1	0.5
Accounts payable-inventory financing	$250.2	$256.6
We maintain a senior secured asset-based revolving credit facility as described above and in Note 4 "Long-Term Debt" to the consolidated financial statements, which incorporates a $400.0 million floorplan sub-facility to facilitate the purchase of inventory from a certain vendor. In connection with the floorplan sub-facility, we maintain an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At March 31, 2014 and December 31, 2013, amounts owed under other inventory financing agreements of $0.1 million and $0.5 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.
Contractual Obligations
Other than as discussed above in “Long-Term Debt and Financing Arrangements,” there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state and local authorities, by various partners and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.

As of March 31, 2014, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements

During the three months ended March 31, 2014, there were no new accounting pronouncements or updates to recently issued accounting pronouncements that we expect to have a material impact on our consolidated financial position, results of operations or cash flows.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, there had been no material change in this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
10.1
Amended and Restated Compensation Protection Agreement, dated as of March 24, 2014, by and among CDW Corporation, CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 28, 2014 and incorporated herein by reference.

10.2	Form of Compensation Protection Agreement, previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on March 28, 2014 and incorporated herein by reference.

10.3
Form of Noncompetition Agreement under the Compensation Protection Agreement, previously filed as Exhibit 10.3 with CDW Corporation’s Form 8-K filed on March 28, 2014 and incorporated herein by reference.

10.4*	Form of Stock Option Agreement (executive officers) under the CDW Corporation 2013 Long-Term Incentive Plan.

10.5*	Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation 2013 Long-Term Incentive Plan.

10.6*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2013 Long-Term Incentive Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith

**	These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 12, 2014	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)