Form 10-Q
period 2014-06-30
CDW Corp
filed 2014-08-13
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of August 8, 2014, there were 172,123,196 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	June 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$227.6	$188.1
Accounts receivable, net of allowance for doubtful accounts of $5.7 and $5.4 respectively	1,526.1	1,451.0
Merchandise inventory	449.6	382.0
Miscellaneous receivables	159.6	146.3
Prepaid expenses and other	52.4	46.1
Total current assets	2,415.3	2,213.5
Property and equipment, net	129.8	131.1
Goodwill	2,220.1	2,220.3
Other intangible assets, net	1,247.0	1,328.0
Deferred financing costs, net	31.5	30.1
Other assets	1.6	1.6
Total assets	$6,045.3	$5,924.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$809.9	$662.8
Accounts payable—inventory financing	311.8	256.6
Current maturities of long-term debt	15.4	45.4
Deferred revenue	77.9	94.8
Accrued expenses:
Compensation	97.1	112.2
Interest	28.5	31.8
Sales taxes	22.4	29.2
Advertising	33.4	33.2
Income taxes	19.1	6.3
Other	113.9	130.3
Total current liabilities	1,529.4	1,402.6
Long-term liabilities:
Debt	3,110.6	3,205.8
Deferred income taxes	517.9	563.5
Other liabilities	42.6	41.0
Total long-term liabilities	3,671.1	3,810.3
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 shares authorized for both periods; 172.1 and 172.0 shares issued and outstanding, respectively	1.7	1.7
Paid-in capital	2,698.5	2,688.1
Accumulated deficit	(1,848.9)	(1,971.8)
Accumulated other comprehensive loss	(6.5)	(6.3)
Total shareholders’ equity	844.8	711.7
Total liabilities and shareholders’ equity	$6,045.3	$5,924.6
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$3,106.0	$2,779.3	$5,758.3	$5,191.0
Cost of sales	2,609.1	2,327.7	4,836.2	4,337.4
Gross profit	496.9	451.6	922.1	853.6
Selling and administrative expenses	273.9	266.4	534.8	517.9
Advertising expense	34.8	31.6	63.3	62.0
Income from operations	188.2	153.6	324.0	273.7
Interest expense, net	(48.5)	(70.3)	(98.6)	(142.4)
Net loss on extinguishments of long-term debt	(2.6)	(10.3)	(8.0)	(14.2)
Other income, net	0.1	0.2	0.6	0.6
Income before income taxes	137.2	73.2	218.0	117.7
Income tax expense	(50.6)	(26.5)	(80.5)	(42.7)
Net income	$86.6	$46.7	$137.5	$75.0

Net income per common share:
Basic	$0.51	$0.32	$0.81	$0.52
Diluted	$0.50	$0.32	$0.80	$0.51

Weighted-average number of common shares outstanding:
Basic	170.2	145.3	169.9	145.2
Diluted	172.7	146.7	172.5	146.5

Cash dividends declared per common share	$0.0425	$—	$0.0850	$—
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$86.6	$46.7	$137.5	$75.0
Foreign currency translation adjustment	3.7	(3.3)	(0.2)	(5.7)
Other comprehensive income (loss), net of tax	3.7	(3.3)	(0.2)	(5.7)
Comprehensive income	$90.3	$43.4	$137.3	$69.3
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2013	—	$—	172.0	$1.7	$2,688.1	$(1,971.8)	$(6.3)	$711.7
Equity-based compensation expense	—	—	—	—	7.6	—	—	7.6
Stock option exercises	—	—	—	—	0.8	—	—	0.8
Coworker Stock Purchase Plan	—	—	0.1	—	2.0	—	—	2.0
Dividends declared	—	—	—	—	—	(14.6)	—	(14.6)
Net income	—	—	—	—	—	137.5	—	137.5
Foreign currency translation adjustment	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2014	—	$—	172.1	$1.7	$2,698.5	$(1,848.9)	$(6.5)	$844.8
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$137.5	$75.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104.0	104.3
Equity-based compensation expense	7.6	4.0
Deferred income taxes	(44.4)	(23.5)
Allowance for doubtful accounts	0.3	—
Amortization of deferred financing costs, debt premium, and debt discount, net	3.2	5.3
Net loss on extinguishments of long-term debt	8.0	14.2
Changes in assets and liabilities:
Accounts receivable	(75.7)	(108.9)
Merchandise inventory	(67.6)	(64.0)
Other assets	(19.5)	(67.2)
Accounts payable-trade	146.4	253.8
Other current liabilities	(25.7)	17.8
Long-term liabilities	1.8	(3.7)
Net cash provided by operating activities	175.9	207.1
Cash flows from investing activities:
Capital expenditures	(21.0)	(20.0)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	(20.9)	—
Net cash used in investing activities	(41.9)	(20.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0
Repayments of borrowings under revolving credit facility	—	(63.0)
Repayments of long-term debt	(7.7)	(43.4)
Proceeds from issuance of long-term debt	—	1,346.6
Payments to extinguish long-term debt	(123.8)	(1,352.6)
Payments of debt financing costs	(6.4)	(4.8)
Net change in accounts payable-inventory financing	55.0	33.3
Proceeds from stock option exercises	0.8	—
Proceeds from Coworker Stock Purchase Plan	2.0	—
Dividends paid	(14.6)	—
Payment of incentive compensation plan withholding taxes	—	(23.3)
Repurchase of common shares	—	(0.1)
Net cash used in financing activities	(94.7)	(44.3)
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.4)
Net increase in cash and cash equivalents	39.5	141.4
Cash and cash equivalents—beginning of period	188.1	37.9
Cash and cash equivalents—end of period	$227.6	$179.3
Supplementary disclosure of cash flow information:
Interest paid	$(99.8)	$(142.7)
Taxes paid, net	$(111.9)	$(50.9)
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 (the "consolidated financial statements") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "December 31, 2013 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2013 financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the consolidated financial statements contained in the December 31, 2013 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2014.

2.	Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, which clarifies the standard for recognizing revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The standard is effective for the Company for the first quarter of 2017 and early adoption is not permitted. The standard allows for either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and cash flows.
Stock Compensation-Performance Share Awards
In June 2014, the FASB issued ASU 2014-12, which amended the standard on how to account for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the amended standard, a performance target that could be achieved after the requisite service period is required to be treated as a performance condition that affects the vesting of the award and should not be reflected in estimating the fair value of the award at the grant date. The amendment is effective for the first quarter of 2016 with early adoption permitted. The Company already accounts for performance shares utilizing the method outlined by ASU 2014-12 and is not impacted by the new standard.

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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	June 30, 2014	December 31, 2013
Revolving Loan inventory financing agreement	$310.2	$256.1
Other inventory financing agreements	1.6	0.5
Accounts payable-inventory financing	$311.8	$256.6
As described in Note 4, in June 2014, the Company entered into a new senior secured asset-based revolving credit facility, which incorporates the previous inventory floorplan sub-facility and, among other changes, removes the $400.0 million limit on the size of the floorplan sub-facility. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from a certain vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At June 30, 2014 and December 31, 2013, amounts owed under other inventory financing agreements of $1.6 million and $0.5 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	June 30, 2014	December 31, 2013
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,521.2	1,528.9
Unamortized discount on senior secured term loan facility		(4.0)	(4.4)
Senior secured notes due 2018	8.0%	325.0	325.0
Senior notes due 2019	8.5%	1,280.0	1,305.0
Unamortized premium on senior notes due 2019		3.8	4.2
Senior subordinated notes due 2017	—%	—	92.5
Total long-term debt		3,126.0	3,251.2
Less current maturities of long-term debt		(15.4)	(45.4)
Long-term debt, excluding current maturities		$3,110.6	$3,205.8
(1)Interest rate at June 30, 2014.
At June 30, 2014, the Company was in compliance with the covenants under its various credit agreements as described below.
On August 5, 2014, the Company completed the issuance of $600.0 million aggregate principal amount of 6.0% Senior Notes due 2022. See Note 13 for additional information.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At June 30, 2014, the Company had no outstanding borrowings under the Revolving Loan, $2.2 million of undrawn letters of credit and $293.4 million reserved related to the floorplan sub-facility.
On June 6, 2014, the Company entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 6, 2019, subject to an acceleration provision discussed below. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on June 24, 2016. The Revolving Loan (i) increases the overall revolving credit facility capacity available to the Company from $900.0 million to $1,250.0 million, (ii) increases the maximum aggregate amount of increases that may be made to the revolving credit facility from $200.0 million to $300.0 million, (iii) maintains a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the final maturity of any then outstanding senior debt if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) decreases the fee on the unused portion of the revolving credit facility from either 37.5 or 50 basis points, depending on the amount of utilization, to 25 basis points, (v) decreases the applicable interest rate margin by 50 basis points, and (vi) amends the existing inventory floorplan sub-facility as discussed below. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $0.4 million in the consolidated statement of operations for the three and six months ended June 30, 2014, representing a write-off of a portion of unamortized deferred financing costs. Fees of $6.4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis.
The Revolving Loan incorporates the previous inventory floorplan sub-facility and related Revolving Loan inventory financing agreement while removing the previous $400.0 million dollar limit on the size of the floorplan sub-facility and the in-transit reserve of 15% of open orders. At June 30, 2014, the financial intermediary reported an outstanding balance of $293.4 million under the Revolving Loan inventory financing agreement. The amount included on the Company's consolidated balance sheet as of June 30, 2014 as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $310.2 million includes a $16.8 million accrual for amounts in transit.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.50% to 2.00% for LIBOR borrowings and 0.50% to 1.00% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan and is subject to a reduction of 0.25% if, and for as long as, CDW LLC's corporate credit rating from Standard & Poor’s Rating Services is BB or better and the CDW LLC's corporate family rating from Moody’s Investors Service, Inc. is Ba3 or better (in each case with stable or better outlook).

Under the new Revolving Loan, the Company is permitted to borrow an aggregate amount of $1,250.0 million; however, its ability to borrow under the Revolving Loan is limited by a borrowing base. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At June 30, 2014, the borrowing base was $1,263.0 million based on the amount of eligible inventory and accounts receivable balances as of May 31, 2014. The Company could have borrowed up to an additional $954.4 million under the Revolving Loan at June 30, 2014.
The ability to borrow under the Revolving Loan also remains limited by a minimum liquidity condition, which has been amended to provide that, if excess cash availability is less than the lesser of (i) $125.0 million (up from $90.0 million) and (ii) the greater of (A) 10% of the borrowing base and (B) $100.0 million (up from $60.0 million), the lenders are not required to lend any additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio (as described in the agreement evidencing the Revolving Loan) is at least 1.00 to 1.00.
Senior Secured Term Loan Facility
On April 29, 2013, the Company entered into a seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "Term Loan"). The Term Loan was issued at a price that was 99.75% of par, which resulted in a discount of $3.4 million. Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the "Prior Term Loan Facility"). In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the three and six months ended June 30, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.
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
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At June 30, 2014, the outstanding principal amount of the Term Loan was $1,521.2 million, excluding $4.0 million in unamortized discount.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. The total net leverage ratio was 3.4 at June 30, 2014. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended June 30, 2014.
The Company has interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle the Company to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of the Company's interest rate cap agreements was zero at both June 30, 2014 and December 31, 2013.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At June 30, 2014, the outstanding principal amount of the Senior Secured Notes was $325.0 million.
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
See Note 13 for a description of the redemption of all of the remaining $325.0 million aggregate principal amount of Senior Secured Notes to be completed during the third quarter of 2014 and the related satisfaction and discharge of the indenture governing the Senior Secured Notes on August 5, 2014.
8.5% Senior Notes due 2019 (“Senior Notes”)
At June 30, 2014, the outstanding principal amount of Senior Notes was $1,280.0 million, excluding $3.8 million in unamortized premium. The Senior Notes mature on April 1, 2019.
On March 20, 2014, the Company repurchased $25.0 million aggregate principal amount of Senior Notes from an affiliate of Providence Equity in a privately negotiated transaction on an arms' length basis at a price of 109.75% of the principal amount, and such Senior Notes were subsequently canceled. Cash on hand was used to fund the repurchase of $25.0 million aggregate principal amount, $2.4 million of repurchase premium and $1.0 million in accrued and unpaid interest to the date of repurchase. In connection with this repurchase, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the Company's consolidated statement of operations for the six months ended June 30, 2014. This loss represented $2.4 million in repurchase premium and $0.3 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes.
See Note 13 for a description of the redemption of $234.7 million aggregate principal amount of Senior Notes to be completed during the third quarter of 2014.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At June 30, 2014, there were no outstanding Senior Subordinated Notes due 2017.
On May 9, 2014, the Company redeemed all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. Cash on hand was used to fund the redemption of $42.5 million aggregate principal amount, $1.8 million in redemption premium and $0.4 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $2.2 million in the consolidated statement of operations for the three and six months ended June 30, 2014. This loss represents $1.8 million in redemption premium and $0.4 million for the write-off of the remaining deferred financing costs related to the Senior Subordinated Notes.
On January 22, 2014 and February 21, 2014, the Company redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes, respectively, at redemption prices that were 104.178% of the principal amounts redeemed. Cash on hand was used to fund the redemptions of $50.0 million aggregate principal amount, $2.1 million in redemption premiums and $1.9 million in aggregate accrued and unpaid interest to the dates of redemption. In connection with these redemptions, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the six months ended June 30, 2014. This loss represented $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.

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
Fair Value
The fair value of the Company's long-term debt instruments at June 30, 2014 was $3,244.5 million. The fair value of the Senior Secured Notes, Senior Notes and Senior Subordinated Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At June 30, 2014, the carrying value of the Company's long-term debt was $3,126.0 million, excluding $3.8 million in unamortized premium and $4.0 million in unamortized discount.

5.	Income Taxes
The Company's effective income tax rate was 36.9% and 36.2% for the three months ended June 30, 2014 and 2013, respectively, and 36.9% and 36.3% for the six months ended June 30, 2014 and 2013, respectively.
For the three months ended June 30, 2014 and 2013, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes. The increase in the 2014 effective income tax rate is primarily attributable to a lower rate impact of state tax credits due to the increase in income before income taxes.
For the six months ended June 30, 2014 and 2013, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes. The increase in the 2014 effective income tax rate is primarily attributable to a lower rate impact of state tax credits due to the increase in income before income taxes.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    Shareholders' Equity
The Company declared and paid cash dividends per common share during the periods presented as follows:

(in millions, except per share amounts)	Dividends Per Share	Amount
2014:
First Quarter	$0.0425	$7.3
Second Quarter	$0.0425	$7.3
2013:
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$0.0425	$7.3
See Note 13 for a discussion of the dividend declared during the third quarter of 2014. Future dividends will be subject to the approval of the Company's Board of Directors and will depend upon the Company’s results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations and other factors that the Company’s Board of Directors deems relevant. In addition, the Company’s ability to pay dividends on its common stock will be limited by restrictions on the ability of subsidiaries to pay dividends or make distributions to the Company, in each case, under the terms of certain current and future agreements governing the Company’s indebtedness.
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
On November 19, 2013, the Company completed a secondary public offering, whereby certain selling stockholders sold 15,000,000 shares of common stock to the underwriters of the secondary public offering. On December 18, 2013, such selling stockholders sold an additional 2,250,000 shares of common stock to the underwriters of the secondary public offering pursuant to the underwriters' December 13, 2013 exercise in full of the overallotment option granted to them in connection with the secondary public offering. The Company did not receive any proceeds from the sale of shares in the secondary public offering or upon the exercise of the overallotment option.
On March 12, 2014, the Company completed a secondary public offering, whereby certain selling stockholders sold 11,500,000 shares of common stock to the underwriter of the secondary public offering, including 1,500,000 shares of common stock sold to the underwriter of the secondary public offering on the same date pursuant to the underwriter's exercise in full of the overallotment option granted to it in connection with the secondary public offering. The Company did not receive any proceeds from the sale of shares in the secondary public offering or upon the exercise of the overallotment option. Secondary-offering related expenses of $0.4 million were included within selling and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2014.
On May 28, 2014, the Company completed a secondary public offering, whereby certain selling stockholders sold 15,000,000 shares of common stock to the underwriter of the secondary public offering. On June 4, 2014, such selling stockholders sold an additional 2,250,000 shares of common stock to the underwriter of the secondary public offering

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

pursuant to the underwriter's exercise in full of the overallotment option granted to it in connection with the secondary public offering. The Company did not receive any proceeds from the sale of shares in the secondary public offering or upon the exercise of the overallotment option. Secondary-offering-related expenses of $0.5 million were included within selling and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2014.
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
The Company recognized $4.3 million and $2.1 million in equity-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $7.6 million and $4.0 million in equity-based compensation expense for the six months ended June 30, 2014 and 2013, respectively.
The following table sets forth a summary of the Company's stock option activity for the six months ended June 30, 2014:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	1,280,255	$17.00
Granted	1,232,059	$24.32
Forfeited/Expired	—	$—
Exercised	(42,319)	$17.00		$0.5
Outstanding at June 30, 2014	2,469,995	$20.65	8.8	$27.7
Vested at June 30, 2014	483,182	$17.00	7.7	$7.2
Exercisable at June 30, 2014	483,182	$17.00	7.7	$7.2
Expected to vest at June 30, 2014	1,923,260	$21.55	9.1	$19.9

During the six months ended June 30, 2014, the Company granted 1,232,059 stock options under the 2013 Long-Term Incentive Plan (the "2013 LTIP"). These options vest annually over three years. The Company has elected to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Black-Scholes option pricing model incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The assumptions used to value the stock options granted during the six months ended June 30, 2014 are presented below.

Assumptions	Six Months Ended June 30, 2014
Weighted-average grant date fair value	$7.21
Weighted-average volatility (1)	30.00%
Weighted-average risk-free rate (2)	1.77%
Dividend yield	0.70%
Expected term (in years) (3)	6.0

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite U.S. Treasury rate.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3)
The expected term is calculated using the simplified method. The simplified method defines the expected term as the average of the option’s contractual term and the option’s weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

The following table sets forth a summary of the Company's restricted stock unit activity for the six months ended June 30, 2014:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,351,572	$17.04
Granted	25,809	24.29
Vested/Settled	(1,410)	17.00
Forfeited	(70,521)	17.00
Nonvested at June 30, 2014	1,305,450	$17.18
In connection with the Company's 2013 IPO discussed in Note 6, CDW Holdings distributed all of its shares of the Company's common stock to its existing members in accordance with the members' respective membership interests and was subsequently dissolved in August 2013. Common stock received by holders of B Units in connection with the distribution is subject to any vesting provisions previously applicable to the holder's B Units. At the time of the IPO, B Unit holders received 3,798,508 shares of restricted stock with respect to B Units that had not yet vested at the time of the distribution. For the six months ended June 30, 2014, 1,152,782 shares of such restricted stock vested/settled and 4,617 shares were forfeited. As of June 30, 2014, 1,434,634 shares of restricted stock were outstanding.
During the six months ended June 30, 2014, the Company granted 411,919 performance share units (the "PSUs") under the 2013 LTIP. The percentage of shares that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company's performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period. The weighted-average grant-date fair value of the PSUs granted during the period was $24.32 per unit. As of June 30, 2014, 411,919 PSUs were outstanding.

As of June 30, 2014, the Company estimated there was $35.5 million of total unrecognized compensation expense to be recognized over the next 2.7 years.

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
The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Weighted-average shares - basic	170.2	145.3	169.9	145.2
Effect of dilutive securities	2.5	1.4	2.6	1.3
Weighted-average shares - diluted	172.7	146.7	172.5	146.5

There was an insignificant amount of potential common shares excluded from diluted earnings per share for the three and six month periods ended June 30, 2014, as their inclusion would have had an anti-dilutive effect. There were no

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

potential common shares excluded from diluted earnings per share for the three and six month periods ended June 30, 2013.

9.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company’s purchase of $28.5 million principal amount of its outstanding senior subordinated debt, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of June 30, 2014, 28,500 RDUs were outstanding. RDUs that are outstanding vest daily on a pro rata basis over the three-year period from January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014. Participants have no rights to the underlying debt.
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
The Company used a portion of the IPO proceeds together with incremental borrowings to redeem $324.0 million of the total Senior Subordinated Notes outstanding on August 1, 2013. In connection with the IPO and the partial redemption of the Senior Subordinated Notes, the Company amended the RDU Plan to increase the retentive value of the plan. In accordance with the original terms of the RDU Plan, the principal component of the RDUs converted to a cash-denominated pool upon the redemption of the Senior Subordinated Notes. In addition, the Company added $0.1 million and $1.4 million to the principal component in the three months ended June 30, 2014 and the year ended December 31, 2013, respectively, as redemption premium equivalents in accordance with the terms of the RDU plan. Under the terms of the amended RDU Plan, upon the partial redemption of outstanding Senior Subordinated Notes, the RDUs ceased to accrue the proportionate related interest component credits. The amended RDU Plan provides participants the opportunity to share on a pro rata basis in cash retention pools payable to participants who satisfy certain retention requirements. The aggregate amount of the retention pools was determined to be $15.0 million based upon the amount of interest component credits that would have been allocated to the RDU Plan if the Senior Subordinated Notes had remained outstanding from August 1, 2013 through maturity. The Company recorded a pre-tax charge of $7.5 million in the year ended December 31, 2013 for payment of the first cash retention pool. The second cash retention pool payment is expected to be made to participants who remain employed through December 31, 2015 in the first quarter of 2016. Participants continued to accrue an interest component credit for the proportionate amount of Senior Subordinated Notes still outstanding, payable on the aforementioned semi-annual due dates; such payments, however, will be deducted from the second retention pool payment amount of $7.5 million.
Unrecognized compensation expense as of June 30, 2014 of approximately $4 million is expected to be recognized through 2014 and approximately $7 million in 2015 through 2017. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $2.2 million and $2.2 million related to the RDU Plan was recognized for the three months ended June 30, 2014 and 2013, respectively, and $4.4 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, the Company had $26.0 million and $21.8 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
As of June 30, 2014, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Selected Segment Financial Information
The following table presents information about the Company’s segments for the three and six months ended June 30, 2014 and 2013:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended June 30, 2014:
Net sales	$1,656.2	$1,271.6	$178.2	$—	$3,106.0
Income (loss) from operations	119.7	88.8	7.6	(27.9)	188.2
Depreciation and amortization expense	(24.1)	(10.9)	(2.2)	(14.8)	(52.0)

Three Months Ended June 30, 2013:
Net sales	$1,537.4	$1,082.6	$159.3	$—	$2,779.3
Income (loss) from operations	103.2	69.1	8.9	(27.6)	153.6
Depreciation and amortization expense	(24.4)	(11.0)	(2.2)	(14.7)	(52.3)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in millions)	Corporate	Public	Other	Headquarters	Total
Six Months Ended June 30, 2014:
Net Sales	$3,161.8	$2,241.5	$355.0	$—	$5,758.3
Income (loss) from operations	220.7	142.8	14.2	(53.7)	324.0
Depreciation and amortization expense	(48.2)	(21.8)	(4.3)	(29.7)	(104.0)

Six Months Ended June 30, 2013:
Net sales	$2,941.3	$1,929.4	$320.3	$—	$5,191.0
Income (loss) from operations	197.3	114.7	14.9	(53.2)	273.7
Depreciation and amortization expense	(48.8)	(22.1)	(4.5)	(28.9)	(104.3)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Supplemental Guarantor Information
The Senior Secured Notes, Senior Notes and, prior to being redeemed, the Senior Subordinated Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are joint and several, and full and unconditional; provided that each guarantee by the Guarantor Subsidiaries is subject to certain customary release provisions contained in the indentures governing the Senior Secured Notes, Senior Notes and, until satisfied and discharged, the Senior Subordinated Notes. CDW LLC's Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is 100% owned by CDW LLC. On May 9, 2014, all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes was redeemed in full and the indenture governing the Senior Subordinated Notes was satisfied and discharged. See Note 4.
On August 5, 2014, CDW LLC and CDW Finance Corporation completed the issuance of $600.0 million aggregate principal amount of 6.0% Senior Notes due 2022, which will be guaranteed by Parent and the Guarantor Subsidiaries. The proceeds from this issuance, along with cash on hand, were deposited with the trustee on August 5, 2014 to redeem all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes and to redeem $234.7 million aggregate principal amount of the Senior Notes. On the same date, the indenture governing the Senior Secured Notes was satisfied and discharged. See Note 13 for additional information.
The following tables set forth condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, consolidating statements of operations for the three and six months ended June 30, 2014 and 2013, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$216.8	$—	$24.2	$—	$(13.4)	$227.6
Accounts receivable, net	—	—	1,454.3	71.8	—	—	1,526.1
Merchandise inventory	—	—	446.3	3.3	—	—	449.6
Miscellaneous receivables	—	39.9	113.0	6.7	—	—	159.6
Prepaid expenses and other	—	15.2	33.4	5.5	—	(1.7)	52.4
Total current assets	—	271.9	2,047.0	111.5	—	(15.1)	2,415.3

Property and equipment, net	—	72.4	55.9	1.5	—	—	129.8
Goodwill	—	751.9	1,439.0	29.2	—	—	2,220.1
Other intangible assets, net	—	327.6	913.2	6.2	—	—	1,247.0
Deferred financing costs, net	—	31.5	—	—	—	—	31.5
Other assets	4.6	1.6	—	1.3	—	(5.9)	1.6
Investment in and advances to subsidiaries	840.2	2,849.2	—	—	—	(3,689.4)	—
Total assets	$844.8	$4,306.1	$4,455.1	$149.7	$—	$(3,710.4)	$6,045.3

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable—trade	$—	$24.2	$773.2	$25.9	$—	$(13.4)	$809.9
Accounts payable—inventory financing	—	—	311.8	—	—	—	311.8
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	72.5	5.4	—	—	77.9
Accrued expenses	—	116.7	190.6	8.8	—	(1.7)	314.4
Total current liabilities	—	156.3	1,348.1	40.1	—	(15.1)	1,529.4

Long-term liabilities:
Debt	—	3,110.6	—	—	—	—	3,110.6
Deferred income taxes	—	159.9	361.0	1.6	—	(4.6)	517.9
Other liabilities	—	39.1	3.5	1.3	—	(1.3)	42.6
Total long-term liabilities	—	3,309.6	364.5	2.9	—	(5.9)	3,671.1

Total shareholders’ equity	844.8	840.2	2,742.5	106.7	—	(3,689.4)	844.8
Total liabilities and shareholders’ equity	$844.8	$4,306.1	$4,455.1	$149.7	$—	$(3,710.4)	$6,045.3

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,972.9	$133.1	$—	$—	$3,106.0
Cost of sales	—	—	2,492.4	116.7	—	—	2,609.1
Gross profit	—	—	480.5	16.4	—	—	496.9
Selling and administrative expenses	—	27.8	237.2	8.9	—	—	273.9
Advertising expense	—	—	33.6	1.2	—	—	34.8
(Loss) income from operations	—	(27.8)	209.7	6.3	—	—	188.2
Interest (expense) income, net	—	(48.5)	—	—	—	—	(48.5)
Net loss on extinguishments of long-term debt	—	(2.6)	—	—	—	—	(2.6)
Management fee	—	1.0	—	(1.0)	—	—	—
Other income (expense), net	—	—	0.3	(0.2)	—	—	0.1
(Loss) income before income taxes	—	(77.9)	210.0	5.1	—	—	137.2
Income tax benefit (expense)	—	29.0	(78.2)	(1.4)	—	—	(50.6)
(Loss) income before equity in earnings of subsidiaries	—	(48.9)	131.8	3.7	—	—	86.6
Equity in earnings of subsidiaries	86.6	135.5	—	—	—	(222.1)	—
Net income	$86.6	$86.6	$131.8	$3.7	$—	$(222.1)	$86.6

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Six Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$5,491.1	$267.2	$—	$—	$5,758.3
Cost of sales	—	—	4,600.0	236.2	—	—	4,836.2
Gross profit	—	—	891.1	31.0	—	—	922.1
Selling and administrative expenses	—	53.7	463.5	17.6	—	—	534.8
Advertising expense	—	—	61.4	1.9	—	—	63.3
(Loss) income from operations	—	(53.7)	366.2	11.5	—	—	324.0
Interest (expense) income, net	—	(98.7)	—	0.1	—	—	(98.6)
Net loss on extinguishments of long-term debt	—	(8.0)	—	—	—	—	(8.0)
Management fee	—	2.0	—	(2.0)	—	—	—
Other income (expense), net	—	—	0.7	(0.1)	—	—	0.6
(Loss) income before income taxes	—	(158.4)	366.9	9.5	—	—	218.0
Income tax benefit (expense)	—	59.2	(137.1)	(2.6)	—	—	(80.5)
(Loss) income before equity in earnings of subsidiaries	—	(99.2)	229.8	6.9	—	—	137.5
Equity in earnings of subsidiaries	137.5	236.7	—	—	—	(374.2)	—
Net income	$137.5	$137.5	$229.8	$6.9	$—	$(374.2)	$137.5

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$90.3	$90.3	$131.8	$7.4	$—	$(229.5)	$90.3

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$137.3	$137.3	$229.8	$6.7	$—	$(373.8)	$137.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$69.3	$69.3	$199.3	$0.3	$—	$(268.9)	$69.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(112.6)	$269.9	$9.6	$—	$9.0	$175.9
Cash flows from investing activities:
Capital expenditures	—	(19.1)	(1.9)	—	—	—	(21.0)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—	—	—	—	(20.9)
Net cash used in investing activities	—	(40.0)	(1.9)	—	—	—	(41.9)
Cash flows from financing activities:
Repayments of long-term debt	—	(7.7)	—	—	—	—	(7.7)
Payments to extinguish long-term debt	—	(123.8)	—	—	—	—	(123.8)
Payments of debt financing costs	—	(6.4)	—	—	—	—	(6.4)
Net change in accounts payable-inventory financing	—	—	55.0	—	—	—	55.0
Proceeds from stock option exercises	—	0.8	—	—	—	—	0.8
Proceeds from Coworker Stock Purchase Plan	—	2.0	—	—	—	—	2.0
Dividends paid	(14.6)	—	—	—	—	—	(14.6)
Advances from (to) affiliates	14.6	308.0	(323.0)	0.4	—	—	—
Net cash provided by (used in) financing activities	—	172.9	(268.0)	0.4	—	—	(94.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	—	0.2
Net increase in cash and cash equivalents	—	20.3	—	10.2	—	9.0	39.5
Cash and cash equivalents—beginning of period	—	196.5	—	14.0	—	(22.4)	188.1
Cash and cash equivalents—end of period	$—	$216.8	$—	$24.2	$—	$(13.4)	$227.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(109.5)	$279.1	$17.7	$—	$19.8	$207.1
Cash flows from investing activities:
Capital expenditures	—	(18.0)	(2.0)	—	—	—	(20.0)
Net cash used in investing activities	—	(18.0)	(2.0)	—	—	—	(20.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0	—	—	—	—	63.0
Repayments of borrowings under revolving credit facility	—	(63.0)	—	—	—	—	(63.0)
Repayments of long-term debt	—	(43.4)	—	—	—	—	(43.4)
Proceeds from issuance of long-term debt	—	1,346.6	—	—	—	—	1,346.6
Payments to extinguish long-term debt	—	(1,352.6)	—	—	—	—	(1,352.6)
Net change in accounts payable - inventory financing	—	—	33.3	—	—	—	33.3
Prepayment of Incentive compensation plan withholding taxes	—	(3.8)	(19.5)	—	—	—	(23.3)
Advances from (to) affiliates	—	279.6	(279.7)	0.1	—	—	—
Other financing activities	—	(4.9)	—	—	—	—	(4.9)
Net cash provided by (used in) financing activities	—	221.5	(265.9)	0.1	—	—	(44.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.4)	—	—	(1.4)
Net increase in cash and cash equivalents	—	94.0	11.2	16.4	—	19.8	141.4
Cash and cash equivalents—beginning of period	—	48.0	—	9.8	—	(19.9)	37.9
Cash and cash equivalents—end of period	$—	$142.0	$11.2	$26.2	$—	$(0.1)	$179.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	Subsequent Events
On July 31, 2014, the Company announced that its Board of Directors declared a cash dividend on the Company's common stock of $0.0425 per share. The dividend will be paid on September 10, 2014 to all stockholders of record as of the close of business on August 25, 2014. Future dividends will be subject to the approval of the Company's Board of Directors.
On August 5, 2014, the Company completed the issuance of $600.0 million aggregate principal amount of 6.0% Senior Notes due 2022. The proceeds from this issuance, along with cash on hand, were deposited with the trustee on August 5, 2014 to redeem all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 106.061% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption, and to redeem $234.7 million aggregate principal amount of the Senior Notes at a redemption price of 108.764% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. On the same date, the indenture governing the Senior Secured Notes was satisfied and discharged. The date of redemption is September 5, 2014. In connection with this redemption, the Company expects to record a loss on extinguishment of long-term debt of $45.8 million in the consolidated statement of operations during the third quarter of 2014. This loss represents $40.3 million in redemption premium and $5.5 million for the write-off of the remaining deferred financing costs related to the Senior Secured Notes and a portion of the remaining deferred financing costs related to the Senior Notes.

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
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of approximately 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology "agnostic," with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of more than 4,500 coworkers, including nearly 1,800 field sellers, highly-skilled technology specialists and advanced service delivery engineers.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7%, 10% and 10% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013 and through the second quarter of 2014, Public segment results were impacted by the combined and residual negative effects of sequestration, the partial shutdown of the federal government and federal government budget uncertainty. However, during the second quarter of 2014, we began to see improvement in net sales activity and had positive sales growth from our federal government customers.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. While macroeconomic uncertainty drove a cautious approach to customer spending in the early part of 2013, uncertainty began to dissipate in the back half of 2013 and continued to dissipate through the first half of 2014. We will continue to closely monitor macroeconomic conditions during the remainder of 2014. Uncertainties related to potential reductions in government spending, requirements associated with implementation of the Affordable Care Act, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

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

The results of certain of our key business metrics are as follows:

(dollars in millions)	Three Months Ended June 30,
	2014	2013
Net sales	$3,106.0	$2,779.3
Gross profit	496.9	451.6
Income from operations	188.2	153.6
Net income	86.6	46.7
Non-GAAP net income	115.9	79.2
Adjusted EBITDA	247.1	212.6
Average daily sales	48.5	43.4
Net debt (defined as total long-term debt minus cash and cash equivalents)	2,898.4	3,545.1
Cash conversion cycle (in days) (1)	19	20

(1)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. The prior period has been revised to conform to the current definition.

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,106.0	100.0%	$2,779.3	100.0%
Cost of sales	2,609.1	84.0	2,327.7	83.8
Gross profit	496.9	16.0	451.6	16.2
Selling and administrative expenses	273.9	8.8	266.4	9.6
Advertising expense	34.8	1.1	31.6	1.1
Income from operations	188.2	6.1	153.6	5.5
Interest expense, net	(48.5)	(1.6)	(70.3)	(2.5)
Net loss on extinguishments of long-term debt	(2.6)	(0.1)	(10.3)	(0.4)
Other income, net	0.1	—	0.2	—
Income before income taxes	137.2	4.4	73.2	2.6
Income tax expense	(50.6)	(1.6)	(26.5)	(0.9)
Net income	$86.6	2.8%	$46.7	1.7%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,656.2	53.3%	$1,537.4	55.3%	$118.8	7.7%
Public	1,271.6	40.9	1,082.6	39.0	189.0	17.5
Other	178.2	5.8	159.3	5.7	18.9	11.9
Total net sales	$3,106.0	100%	$2,779.3	100.0%	$326.7	11.8%
(1)     There were 64 selling days for both the three months ended June 30, 2014 and 2013.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2014 and 2013. Net sales of $37.1 million for the three months ended June 30, 2013 have been reclassified from the small business customer channel to the medium/large customer channel to conform to the current period presentation.

(dollars in millions)	Three Months Ended June 30,		Dollar Change	Percent Change
	2014	2013
Corporate:
Medium / Large	$1,395.4	$1,308.5	$86.9	6.6%
Small Business	260.8	228.9	31.9	14.0
Total Corporate	$1,656.2	$1,537.4	$118.8	7.7%

Public:
Government	$313.1	$295.7	$17.4	5.9%
Education	527.0	420.6	106.4	25.3
Healthcare	431.5	366.3	65.2	17.8
Total Public	$1,271.6	$1,082.6	$189.0	17.5%
Total net sales for the three months ended June 30, 2014 increased $326.7 million, or 11.8%, to $3,106.0 million, compared to $2,779.3 million for the three months ended June 30, 2013. There were 64 selling days for both the three months ended June 30, 2014 and 2013. The increase in total net sales was primarily the result of growth in hardware, driven by notebooks/mobile devices and desktop computers, as Corporate customers refreshed their client devices and K-12 customers prepared for digital testing requirements.
Corporate segment net sales for the three months ended June 30, 2014 increased $118.8 million, or 7.7%, compared to the three months ended June 30, 2013, driven by sales growth in both customer channels. Within our Corporate segment, net sales to medium/large customers increased $86.9 million, or 6.6%, between periods due to customers refreshing their client devices, a more tenured sales force, a continued focus on seller productivity and additional customer-facing coworkers. This increase was driven by growth in notebooks/mobile devices and desktop computers. Net sales to small business customers increased by $31.9 million, or 14.0%, between periods, also driven by growth in notebooks/mobile devices and desktop computers.
Public segment net sales for the three months ended June 30, 2014 increased $189.0 million, or 17.5%, between periods, driven by continued strong performance in the education and healthcare customer channels. Net sales to education customers increased $106.4 million, or 25.3%, between periods, led by continued growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support standardized digital testing requirements. Net sales to healthcare customers increased $65.2 million, or 17.8%, between periods, driven by growth in desktop computers, notebooks/mobile devices and netcomm products. Net sales to government customers increased $17.4 million, or 5.9%, between periods, driven by growth in sales to state/local government customers and a return to growth in sales to the federal government. The increase in net sales to state/local government customers was led by growth in sales of notebooks/mobile devices, desktop computers and netcomm products. The increase in net sales to the federal government was led by growth in sales of notebook/mobile devices and software, partially offset by a decline in netcomm products.
Gross profit
Gross profit increased $45.3 million, or 10.0%, to $496.9 million for the three months ended June 30, 2014, compared to $451.6 million for the three months ended June 30, 2013. As a percentage of total net sales, gross profit decreased 20 basis points to 16.0% for the three months ended June 30, 2014, down from 16.2% for the three months ended June 30, 2013. Gross profit margin was negatively impacted 25 basis points by unfavorable price/mix changes within product margin, as transactional product categories such as notebooks and desktops experienced a higher rate of net sales growth than our overall net sales growth, accompanied by continuing product margin compression in these product categories. Partially offsetting this decrease was an increase of 5 basis points due to a higher mix of revenue recorded on a net basis, such as commission revenue and net service contract revenue. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $7.5 million, or 2.8%, to $273.9 million for the three months ended June 30, 2014, compared to $266.4 million for the three months ended June 30, 2013. Coworker costs increased $6.3 million quarter-over-quarter primarily due to higher compensation consistent with increased coworker count and attainment-based compensation accruals tied to year-to-date performance. The remaining increase was primarily due to higher equity-based compensation expense of $2.2 million, which was partially offset by the absence of sponsor fee expenses of $1.3 million due to the termination of our management services agreement upon the completion of our initial public offering (the "IPO") in 2013. Total coworker count was 7,151, up 341 from 6,810 at June 30, 2013. Total coworker count was 6,967 at December 31, 2013. As a percentage of total net sales, selling and administrative expenses decreased 80 basis points to 8.8% in the second quarter of 2014, down from 9.6% in the second quarter of 2013. The decrease was largely driven by a decline of 50 basis points in sales payroll, consistent with lower compensation generally associated with transactional products.
Advertising expense
Advertising expense increased $3.2 million, or 9.8%, to $34.8 million for the three months ended June 30, 2014, compared to $31.6 million for the three months ended June 30, 2013. As a percentage of total net sales, advertising expense was 1.1% for both the second quarter of 2014 and 2013. The dollar increase in advertising expense was primarily due to an increase in digital advertising and sponsorships, which reinforces our reputation as a leading IT solutions provider.
Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$119.7	7.2%	$103.2	6.7%	16.0%
Public	88.8	7.0	69.1	6.4	28.4
Other	7.6	4.3	8.9	5.6	(13.4)
Headquarters (2)	(27.9)	nm*	(27.6)	nm*	1.1
Total income from operations	$188.2	6.1%	$153.6	5.5%	22.5%
* Not meaningful

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $188.2 million for the three months ended June 30, 2014, an increase of $34.6 million, or 22.5%, compared to $153.6 million for the three months ended June 30, 2013. The results for the three months ended June 30, 2014 were driven by higher net sales and gross profit, partially offset by higher selling and administrative and advertising expenses. Total operating margin percentage increased 60 basis points to 6.1% for the three months ended June 30, 2014, from 5.5% for the three months ended June 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, partially offset by a decrease in gross profit margin.

Corporate segment income from operations was $119.7 million for the three months ended June 30, 2014, an increase of $16.5 million, or 16.0%, compared to $103.2 million for the three months ended June 30, 2013. This increase was primarily driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 50 basis points to 7.2% for the three months ended June 30, 2014, from 6.7% for the three months ended June 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, partially offset by a decrease in gross profit margin.
Public segment income from operations was $88.8 million for the three months ended June 30, 2014, an increase of $19.7 million, or 28.4%, compared to $69.1 million for the three months ended June 30, 2013. This increase was primarily driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Public segment operating margin percentage increased 60 basis points to 7.0% for the three months ended June 30, 2014, from 6.4% for the three months ended June 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, partially offset by a decrease in gross profit margin.
Interest expense, net
At June 30, 2014, our outstanding long-term debt totaled $3,126.0 million compared to $3,724.4 million at June 30, 2013. Net interest expense for the three months ended June 30, 2014 was $48.5 million, a decrease of $21.8 million compared to $70.3 million for the three months ended June 30, 2013. Net interest expense decreased $19.8 million due to lower debt balances for the three months ended June 30, 2014 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2013 and the first half of 2014. The remaining decrease was primarily attributable to lower effective interest rates and reduced amortization of deferred financing costs for the three months ended June 30, 2014.
Net loss on extinguishments of long-term debt
During the three months ended June 30, 2014, we recorded a net loss on extinguishment of long-term debt of $2.6 million compared to $10.3 million for the same period in 2013.
In June 2014, we entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility. The Revolving Loan replaces our previous revolving loan credit facility that was to mature on June 24, 2016. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million, representing a write-off of a portion of unamortized deferred financing costs.
In May 2014, we redeemed $42.5 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $2.2 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
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
Income tax expense
Income tax expense was $50.6 million for the three months ended June 30, 2014, compared to $26.5 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 36.9% and 36.2% for the three months ended June 30, 2014 and 2013, respectively. The increase in the 2014 effective income tax rate is primarily attributable to a lower rate impact of state tax credits due to the increase in income before income taxes.
Net income
Net income was $86.6 million for the three months ended June 30, 2014, compared to $46.7 million for the three months ended June 30, 2013. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $115.9 million for the three months ended June 30, 2014, an increase of $36.6 million, or 46.3%, compared to $79.2 million for the three months ended June 30, 2013.

We have included a reconciliation of Non-GAAP net income for the three months ended June 30, 2014 and 2013 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, IPO- and secondary-offering-related expenses and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Three Months Ended June 30,
	2014	2013
Net income	$86.6	$46.7
Amortization of intangibles (1)	40.3	40.1
Non-cash equity-based compensation	4.3	2.1
Net loss on extinguishments of long-term debt	2.6	10.3
Interest expense adjustment related to extinguishments of long-term debt (2)	(0.5)	—
IPO- and secondary-offering-related expenses	0.5	0.2
Aggregate adjustment for income taxes (3)	(17.9)	(20.2)
Non-GAAP net income	$115.9	$79.2

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Based on a normalized effective tax rate of 39.0%
Adjusted EBITDA
Adjusted EBITDA was $247.1 million for the three months ended June 30, 2014, an increase of $34.5 million, or 16.3%, compared to $212.6 million for the three months ended June 30, 2013. As a percentage of net sales, Adjusted EBITDA was 8.0% for the three months ended June 30, 2014 compared to 7.6% for the three months ended June 30, 2013.
We have included reconciliations of EBITDA and Adjusted EBITDA for the three months ended June 30, 2014 and 2013 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended June 30,
	2014	2013
Net income	$86.6	$46.7
Depreciation and amortization	52.0	52.3
Income tax expense	50.6	26.5
Interest expense, net	48.5	70.3
EBITDA	237.7	195.8

Adjustments:
Non-cash equity-based compensation	4.3	2.1
Sponsor fee	—	1.3
Net loss on extinguishments of long-term debt	2.6	10.3
IPO- and secondary-offering-related expenses	0.5	0.2
Other adjustments (1)	2.0	2.9
Total adjustments	9.4	16.8
Adjusted EBITDA	$247.1	$212.6

(1)	Other adjustments primarily include certain historical retention costs and equity investment income.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table presents our results of operations, in dollars and as a percentage of net sales, for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$5,758.3	100.0%	$5,191.0	100.0%
Cost of sales	4,836.2	84.0	4,337.4	83.6
Gross profit	922.1	16.0	853.6	16.4
Selling and administrative expenses	534.8	9.3	517.9	9.9
Advertising expense	63.3	1.1	62.0	1.2
Income from operations	324.0	5.6	273.7	5.3
Interest expense, net	(98.6)	(1.7)	(142.4)	(2.7)
Net loss on extinguishments of long-term debt	(8.0)	(0.1)	(14.2)	(0.3)
Other income, net	0.6	—	0.6	—
Income before income taxes	218.0	3.8	117.7	2.3
Income tax expense	(80.5)	(1.4)	(42.7)	(0.9)
Net income	$137.5	2.4%	$75.0	1.4%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$3,161.8	54.9%	$2,941.3	56.7%	$220.5	7.5%
Public	2,241.5	38.9	1,929.4	37.2	312.1	16.2
Other	355.0	6.2	320.3	6.1	34.7	10.8
Total net sales	$5,758.3	100.0%	$5,191.0	100.0%	$567.3	10.9%
(1)     There were 127 selling days for both the six months ended June 30, 2014 and 2013.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2014 and 2013. Net sales of $71.4 million for the six months ended June 30, 2014 have been reclassified from the small business customer channel to the medium/large customer channel to conform to the current period presentation.

(dollars in millions)	Six Months Ended June 30,		Dollar Change	Percent Change
	2014	2013
Corporate:
Medium / Large	$2,670.2	$2,489.1	$181.1	7.3%
Small Business	491.6	452.2	39.4	8.7
Total Corporate	$3,161.8	$2,941.3	$220.5	7.5%

Public:
Government	$567.3	$548.0	$19.3	3.5%
Education	848.6	652.9	195.7	30.0
Healthcare	825.6	728.5	97.1	13.3
Total Public	$2,241.5	$1,929.4	$312.1	16.2%
Total net sales for the six months ended June 30, 2014 increased $567.3 million, or 10.9%, to $5,758.3 million, compared to $5,191.0 million for the six months ended June 30, 2013. There were 127 selling days for both the six months ended June 30, 2014 and 2013. The increase in total net sales was primarily the result of growth in hardware, driven by notebooks/mobile devices and desktop computers, as Corporate customers refreshed their client devices and K-12 customers prepared for digital testing requirements.
Corporate segment net sales for the six months ended June 30, 2014 increased $220.5 million, or 7.5%, compared to the six months ended June 30, 2013, driven by sales growth in the medium/large customer channel. Within our Corporate segment, net sales to medium/large customers increased $181.1 million, or 7.3%, between periods due to customers refreshing their client devices, a more tenured sales force, a continued focus on seller productivity and additional customer-facing coworkers. This increase was led by growth in notebooks/mobile devices and desktop computers. Net sales to small business customers increased $39.4 million, or 8.7%, between periods, driven by growth in notebooks/mobile devices and desktop computers.
Public segment net sales for the six months ended June 30, 2014 increased $312.1 million, or 16.2%, between periods, driven by continued strong performance in the education and healthcare customer channels. Net sales to education customers increased $195.7 million, or 30.0%, between periods, led by growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support standardized digital testing requirements. Net sales to healthcare customers increased $97.1 million, or 13.3%, between periods, driven by growth in desktop computers and netcomm products. Net sales to government customers increased $19.3 million, or 3.5%, between periods, driven by growth in sales to state/local government customers, partially offset by declines in sales to the federal government. While the residual effects of the prior year partial shutdown of the federal government and federal government budget uncertainty negatively affected sales through the first six months 2014, sales to our federal government customers began to improve in the second quarter of 2014. The increase in net sales to state/local government customers was led by growth in sales of notebooks/mobile devices, desktop computers and netcomm products. The decline in net sales to the federal government was led by decreases in sales of netcomm products, servers and notebooks/mobile devices.
Gross profit
Gross profit increased $68.5 million, or 8.0%, to $922.1 million for the six months ended June 30, 2014, compared to $853.6 million for the six months ended June 30, 2013. As a percentage of total net sales, gross profit decreased 40 basis points to 16.0% for the six months ended June 30, 2014, down from 16.4% for the six months ended June 30, 2013. Gross profit margin was negatively impacted 25 basis points by unfavorable price/mix changes within product margin, as transactional product categories such as notebooks and desktops experienced a higher rate of net sales growth than our overall net sales growth, accompanied by continuing product margin compression in these product categories. Further, gross product margin was negatively impacted 15 basis points by lower contribution from cooperative advertising funding.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses increased $16.9 million, or 3.3% to $534.8 million for the six months ended June 30, 2014, compared to $517.9 million for the six months ended June 30, 2013. Coworker costs increased $9.3 million, or 8.6%, between years which was primarily due to higher compensation consistent with increased coworker count and attainment-based compensation accruals tied to year-to-date performance. Total coworker count was 7,151, up 341 from 6,810 at June 30, 2013. Total coworker count was 6,967 at December 31, 2013. In addition, sales payroll, including sales commissions and other variable compensation costs, increased $5.3 million, or 2.2%, between years, consistent with higher sales and gross profit. Further, equity-based compensation expenses increased $3.6 million as a result of new options granted through the 2013 Long-Term Incentive Plan, which was partially offset by the absence of sponsor fee expenses of $2.5 million due to the termination of our management services agreement upon completion of our IPO in 2013. As a percentage of total net sales, selling and administrative expenses decreased 60 basis points to 9.3% in the first six months of 2014, down from 9.9% in the first six months of 2013. The decrease in selling and administrative expenses as a percentage of sales between years was largely driven by a reduction in sales payroll as a percentage of net sales of 40 basis points.
Advertising expense
Advertising expense increased $1.3 million, or 2.1%, to $63.3 million for the six months ended June 30, 2014, compared to $62.0 million for the six months ended June 30, 2013. As a percentage of total net sales, advertising expense decreased 10 basis points to 1.1% for the six months ended June 30, 2014, down from 1.2% for the six months ended June 30, 2013. The dollar increase in advertising expense was due to a continued focus on advertising our solutions and products, which reinforces our reputation as a leading IT solutions provider.
Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$220.7	7.0%	$197.3	6.7%	11.9%
Public	142.8	6.4	114.7	5.9	24.5
Other	14.2	4.0	14.9	4.7	(4.9)
Headquarters (2)	(53.7)	nm*	(53.2)	nm*	(0.8)
Total income from operations	$324.0	5.6%	$273.7	5.3%	18.4%
* Not meaningful

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $324.0 million for the six months ended June 30, 2014, an increase of $50.3 million, or 18.4%, compared to $273.7 million for the six months ended June 30, 2013. The results for the six months ended June 30, 2014 were driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Total operating margin percentage increased 30 basis points to 5.6% for the six months ended June 30, 2014, from 5.3% for the six months ended June 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses and advertising expense as a percentage of net sales, partially offset by a decrease in gross profit margin.
Corporate segment income from operations was $220.7 million for the six months ended June 30, 2014, an increase of $23.4 million, or 11.9%, compared to $197.3 million for the six months ended June 30, 2013. This increase was primarily driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Corporate segment operating margin percentage increased 30 basis points to 7.0% in the six months ended June 30, 2014 from 6.7% in the six months ended June 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, partially offset by a decrease in gross profit margin.
Public segment income from operations was $142.8 million for the six months ended June 30, 2014, an increase of $28.1 million, or 24.5%, compared to $114.7 million for the six months ended June 30, 2013. This increase was primarily driven by higher net sales and gross profit, partially offset by higher selling and administrative expenses. Public segment operating margin percentage increased 50 basis points to 6.4% in the six months ended June 30, 2014, from 5.9% in the six months ended June 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, partially offset by a decrease in gross profit margin.
Interest expense, net
At June 30, 2014, our outstanding long-term debt totaled $3,126.0 million compared to $3,724.4 million at June 30, 2013. Net interest expense for the six months ended June 30, 2014 was $98.6 million a decrease of $43.8 million compared to $142.4 million for the six months ended June 30, 2013. Net interest expense decreased $38.8 million due to lower debt balances for the six months ended June 30, 2014 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2013 and 2014. The remaining decrease was primarily attributable to lower effective interest rates and reduced amortization of deferred financing costs for the six months ended June 30, 2014.
Net loss on extinguishments of long-term debt
During the six months ended June 30, 2014, we recorded a net loss on extinguishment of long-term debt of $8.0 million compared to $14.2 million for the same period in 2013.
In June 2014, we entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility. The Revolving Loan replaces our previous revolving loan credit facility that was to mature on June 24, 2016. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million, representing a write-off of a portion of unamortized deferred financing costs.
In May 2014, we redeemed $42.5 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $2.2 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
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
Income tax expense
Income tax expense was $80.5 million for the six months ended June 30, 2014, compared to $42.7 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 36.9% and 36.3% for the six months ended June 30, 2014 and 2013, respectively. The increase in the 2014 effective income tax rate is primarily attributable to a lower rate impact on state tax credits due to the increase in income before income taxes.

Net income
Net income was $137.5 million for the six months ended June 30, 2014, compared to $75.0 million for the six months ended June 30, 2013. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $197.0 million for the six months ended June 30, 2014, an increase of $61.5 million, or 45.4%, compared to $135.5 million for the six months ended June 30, 2013.
We have included a reconciliation of Non-GAAP net income for the six months ended June 30, 2014 and 2013 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, IPO- and secondary-offering-related expenses and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Six Months Ended June 30,
	2014	2013
Net income	$137.5	$75.0
Amortization of intangibles (1)	80.6	80.5
Non-cash equity-based compensation	7.6	4.0
Net loss on extinguishments of long-term debt	8.0	14.2
Interest expense adjustment related to extinguishments of long-term debt (2)	(1.1)	(0.8)
IPO- and secondary-offering-related expenses	0.9	0.2
Aggregate adjustment for income taxes (3)	(36.5)	(37.6)
Non-GAAP net income	$197.0	$135.5

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $440.8 million for the six months ended June 30, 2014, an increase of $49.6 million, or 12.7%, compared to $391.2 million for the six months ended June 30, 2013. As a percentage of net sales, Adjusted EBITDA was 7.7% for the six months ended June 30, 2014 compared to 7.5% for the six months ended June 30, 2013.
We have included reconciliations of EBITDA and Adjusted EBITDA for the six months ended June 30, 2014 and 2013 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Six Months Ended June 30,
	2014	2013
Net income	$137.5	$75.0
Depreciation and amortization	104.0	104.3
Income tax expense	80.5	42.7
Interest expense, net	98.6	142.4
EBITDA	420.6	364.4

Adjustments:
Non-cash equity-based compensation	7.6	4.0
Sponsor fee	—	2.5
Net loss on extinguishments of long-term debt	8.0	14.2
Litigation, net (1)	(0.3)	—
IPO- and secondary-offering-related expenses	0.9	0.2
Other adjustments (2)	4.0	5.9
Total adjustments	20.2	26.8
Adjusted EBITDA	$440.8	$391.2

(1)	Relates to unusual, non-recurring litigation matters.

(2)	Other adjustments primarily include certain historical retention costs and equity investment income.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
(in millions)	2014	2013
EBITDA	$420.6	$364.4
Depreciation and amortization	(104.0)	(104.3)
Income tax expense	(80.5)	(42.7)
Interest expense, net	(98.6)	(142.4)
Net income	137.5	75.0
Depreciation and amortization	104.0	104.3
Equity-based compensation expense	7.6	4.0
Deferred income taxes	(44.4)	(23.5)
Amortization of deferred financing costs, debt premium and debt discount, net	3.2	5.3
Net loss on extinguishments of long-term debt	8.0	14.2
Allowance for doubtful accounts	0.3	—
Changes in assets and liabilities	(40.3)	27.8
Net cash provided by operating activities	$175.9	$207.1

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
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$175.9	$207.1
Investing activities	(41.9)	(20.0)

Net change in accounts payable-inventory financing	55.0	33.3
Other cash flows from financing activities	(149.7)	(77.6)
Financing activities	(94.7)	(44.3)

Effect of exchange rate changes on cash and cash equivalents	0.2	(1.4)
Net increase in cash and cash equivalents	$39.5	$141.4
Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 decreased $31.2 million compared to the same period of the prior year. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense and net loss on extinguishments of long-term debt increased $36.9 million, reflecting stronger operating results in the first six months of 2014 compared to the prior year period. Net changes in assets and liabilities decreased cash by $40.3 million in the first six months of 2014 compared to an increase of $27.8 million in the first six months of 2013, resulting in a change of $68.1 million between periods. Cash outflows from accounts receivable decreased $33.2 million between periods, driven by higher collections in 2014 compared to the prior year period. During the six months ended June 30, 2014, the cash inflows from accounts payable-trade decreased $107.4 million compared to the same period of the prior year. Although the accounts payable-trade balance was higher at June 30, 2014 compared to June 30, 2013 due to strategic investments in inventory, a relatively higher beginning balance at December 31, 2013 driven by accelerated sales growth during that month compared to December 2012 drove the decline in cash contributions year-over-year. The unfavorable timing of quarter-end payments in 2014 compared to 2013 also contributed to the decrease in cash inflows from accounts payable-trade between years.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.
The following table presents the components of our cash conversion cycle:

(in days)	June 30
	2014	2013
Days of sales outstanding (DSO) (1)	40	41
Days of supply in inventory (DIO) (2)	14	14
Days of purchases outstanding (DPO) (3)	(35)	(35)
Cash conversion cycle	19	20

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

The cash conversion cycle decreased to 19 days at June 30, 2014 compared to 20 days at June 30, 2013, driven by improvements in DSO. The DSO decline was primarily related to improved collections in the Corporate and Public segments.
Investing Activities
Net cash used in investing activities increased $21.9 million in the six months ended June 30, 2014 compared to the same period of the prior year. The increase was primarily driven by the payment of an accrued charitable contribution during the first quarter of 2014. In connection with a 2007 business combination, we agreed with a significant selling shareholder to establish the MPK Coworker Incentive Plan II (the “MPK Plan”) and to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). This arrangement has been accounted for as contingent consideration. Pre-2009 business combinations were accounted for under a former accounting standard which, among other aspects, did not require the recognition of certain contingent consideration as of the business combination date. Instead, under the former accounting standard, contingent consideration is accounted for as additional purchase price (goodwill) at the time the contingency is resolved. In connection with the completion of our IPO in July 2013, we accrued $20.9 million related to this arrangement in other current liabilities. As of June 30, 2014, this liability was fully settled in cash. Following the IPO, there is no remaining activity under the MPK Plan.
Capital expenditures were $21.0 million and $20.0 million for the six months ended June 30, 2014 and 2013, respectively, primarily for improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased $50.4 million in the six months ended June 30, 2014 compared to the same period of the prior year. The increase was primarily driven by debt transactions and dividends paid in 2014, which was partially offset by an inflow from accounts payable-inventory financing. The net impact of our debt transactions resulted in cash outflows of $137.9 million and $54.2 million during the six months ended June 30, 2014 and 2013, respectively, as cash was used in each period to reduce our total long-term debt. Each debt transaction is described below under "Long-Term Debt and Financing Arrangements." Additionally, we commenced the payment of quarterly cash dividends on our common stock in the fourth quarter of 2013. Cash dividends of $14.6 million were paid during the first six months of 2014. There was no corresponding activity in the first six months of 2013. See Note 13 “Subsequent Events” to the accompanying unaudited interim consolidated financial statements for a discussion of the dividend declared during the third quarter of 2014. Future dividends will be subject to the approval of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on the ability of subsidiaries to pay dividends or make distributions to us, in each case, under the terms of certain current and future agreements governing our indebtedness. These outflows were partially offset by an increase in accounts payable-inventory financing of $55.0 million, which was primarily due to higher purchase volumes from a certain vendor to support the overall increase in net sales.
Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	June 30, 2014	December 31, 2013
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,521.2	1,528.9
Unamortized discount on senior secured term loan facility		(4.0)	(4.4)
Senior secured notes due 2018	8.0%	325.0	325.0
Senior notes due 2019	8.5%	1,280.0	1,305.0
Unamortized premium on senior notes due 2019		3.8	4.2
Senior subordinated notes due 2017	—%	—	92.5
Total long-term debt		3,126.0	3,251.2
Less current maturities of long-term debt		(15.4)	(45.4)
Long-term debt, excluding current maturities		$3,110.6	$3,205.8
(1)Interest rate at June 30, 2014.
At June 30, 2014, we were in compliance with the covenants under our various credit agreements as described below.
On August 5, 2014, we completed the issuance of $600.0 million aggregate principal amount of 6.0% Senior Notes due 2022. See Note 13 "Subsequent Events" to the accompanying unaudited interim consolidated financial statements for additional information.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At June 30, 2014, we had no outstanding borrowings under the Revolving Loan, $2.2 million of undrawn letters of credit and $293.4 million reserved related to the floorplan sub-facility.

On June 6, 2014, we entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 6, 2019, subject to an acceleration provision discussed below. The Revolving Loan replaces the our previous revolving loan credit facility that was to mature on June 24, 2016. The Revolving Loan (i) increases the overall revolving credit facility capacity available to us from $900.0 million to $1,250.0 million, (ii) increases the maximum aggregate amount of increases that may be made to the revolving credit facility from $200.0 million to $300.0 million, (iii) maintains a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the final maturity of any then outstanding senior debt if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) decreases the fee on the unused portion of the revolving credit facility from either 37.5 or 50 basis points, depending on the amount of utilization, to 25 basis points, (v) decreases the applicable interest rate margin by 50 basis points, and (vi) amends the existing inventory floorplan sub-facility as discussed below. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million in the consolidated statement of operations for the three and six months ended June 30, 2014, representing a write-off of a portion of unamortized deferred financing costs. Fees of $6.4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis.

The Revolving Loan incorporates the previous inventory floorplan sub-facility and related Revolving Loan inventory financing agreement while removing the previous $400.0 million dollar limit on the size of the floorplan sub-facility and the in-transit reserve of 15% of open orders. At June 30, 2014, the financial intermediary reported an outstanding balance of $293.4 million under the Revolving Loan inventory financing agreement. The amount included on our consolidated balance sheet as of June 30, 2014 as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $310.2 million includes a $16.8 million accrual for amounts in transit.

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.50% to 2.00% for LIBOR borrowings and 0.50% to 1.00% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan and is subject to a reduction of 0.25% if, and for as long as, our corporate credit rating from Standard & Poor’s Rating Services is BB or better and our corporate family rating from Moody’s Investors Service, Inc. is Ba3 or better (in each case with stable or better outlook).

Under the new Revolving Loan, we are permitted to borrow an aggregate amount of $1,250.0 million; however, our ability to borrow under the Revolving Loan is limited by a borrowing base. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At June 30, 2014, the borrowing base was $1,263.0 million based on the amount of eligible inventory and accounts receivable balances as of May 31, 2014. We could have borrowed up to an additional $954.4 million under the Revolving Loan at June 30, 2014.

The ability to borrow under the Revolving Loan also remains limited by a minimum liquidity condition, which has been amended to provide that, if excess cash availability is less than the lesser of (i) $125.0 million (up from $90.0 million) and (ii) the greater of (A) 10% of the borrowing base and (B) $100.0 million (up from $60.0 million), the lenders are not required to lend any additional amounts under the revolving credit facility unless the consolidated fixed charge coverage ratio (as described in the agreement evidencing the Revolving Loan) is at least 1.00 to 1.00.
Senior Secured Term Loan Facility
On April 29, 2013, we entered into a seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility (the "Term Loan"). The Term Loan was issued at a price that was 99.75% of par, which resulted in a discount of $3.4 million. Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the "Prior Term Loan Facility"). In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million in the consolidated statement of operations for the three and six months ended June 30, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.
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
We are required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At June 30, 2014, the outstanding principal amount of the Term Loan was $1,521.2 million, excluding $4.0 million in unamortized discount.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. The total net leverage ratio was 3.4 at June 30, 2014. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended June 30, 2014.
We have interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. These cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Of the total $1,150.0 million notional amount, $500.0 million entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining cap agreements with a notional amount of $650.0 million entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of our interest rate cap agreements was zero at both June 30, 2014 and December 31, 2013.

On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
The Senior Secured Notes were issued on December 17, 2010 and will mature on December 15, 2018. At June 30, 2014, the outstanding principal amount of the Senior Secured Notes was $325.0 million.
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
See Note 13 "Subsequent Events" to the accompanying unaudited interim consolidated financial statements for a description of the redemption of all of the remaining $325.0 million aggregate principal amount of Senior Secured Notes to be completed during the third quarter of 2014 and the related satisfaction and discharge of the indenture governing the Senior Secured Notes on August 5, 2014.
8.5% Senior Notes due 2019 (“Senior Notes”)
At June 30, 2014, the outstanding principal amount of Senior Notes was $1,280.0 million, excluding $3.8 million in unamortized premium. The Senior Notes mature on April 1, 2019.
On March 20, 2014, we repurchased $25.0 million aggregate principal amount of Senior Notes from an affiliate of Providence Equity in a privately negotiated transaction on an arms' length basis at a price of 109.75% of the principal amount, and such Senior Notes were subsequently canceled. Cash on hand was used to fund the repurchase of $25.0 million aggregate principal amount, $2.4 million of repurchase premium and $1.0 million in accrued and unpaid interest to the date of repurchase. In connection with this repurchase, we recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the six months ended June 30, 2014. This loss represented $2.4 million in repurchase premium and $0.3 million for the write-off of a portion of the unamortized deferred financing costs related to the Senior Notes.
See Note 13 "Subsequent Events" to the accompany unaudited interim consolidated financial statements for a description of the redemption of $234.7 million aggregate principal amount of Senior Notes to be completed during the third quarter of 2014.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At June 30, 2014, there were no outstanding Senior Subordinated Notes due 2017.
On May 9, 2014, we redeemed all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. Cash on hand was used to fund the redemption of $42.5 million aggregate principal amount, $1.8 million in redemption premium and $0.4 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $2.2 million in the consolidated statement of operations for the three and six months ended June 30, 2014. This loss represents $1.8 million in redemption premium and $0.4 million for the write-off of the remaining deferred financing costs related to the Senior Subordinated Notes.
On January 22, 2014 and February 21, 2014, we redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes, respectively, at redemption prices that were 104.178% of the principal amounts redeemed. Cash on hand was used to fund the redemptions of $50.0 million aggregate principal amount, $2.1 million in redemption premiums and $1.9 million in aggregate accrued and unpaid interest to the dates of redemption. In connection with these redemptions, we recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the six months ended June 30, 2014. This loss represented $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	June 30, 2014	December 31, 2013
Revolving Loan inventory financing agreement	$310.2	$256.1
Other inventory financing agreements	1.6	0.5
Accounts payable-inventory financing	$311.8	$256.6
As described above in "Long-Term Debt and Financing Arrangements" and in Note 4, "Long-Term Debt" to the accompanying unaudited interim financial statements, we entered into a new senior secured asset-based revolving credit facility in June 2014, which incorporates the previous inventory floorplan sub-facility and, among other changes, removes the $400.0 million limit on the size of the floorplan sub-facility. In connection with the floorplan sub-facility, we maintain an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from this vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At June 30, 2014 and December 31, 2013, amounts owed under other inventory financing agreements of $1.6 million and $0.5 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.
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
As of June 30, 2014, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, which clarifies the standard for recognizing revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The standard is effective for us for the first quarter of 2017 and early adoption is not permitted. The standard allows for either a full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that the update will have on our consolidated financial position, results of operations and cash flows.
Stock Compensation-Performance Share Awards
In June 2014, the FASB issued ASU 2014-12, which amended the standard on how to account for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the amended standard, a performance target that could be achieved after the requisite service period is required to be treated as a performance condition that affects the vesting of the award and should not be reflected in estimating the fair value of the award at the grant date. The amendment is effective for the first quarter of 2016 with early adoption permitted. We already account for performance shares utilizing the method outlined by ASU 2014-12 and we are not impacted by the new standard.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, there had been no material change in this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated By-Laws of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation’s Form S-3 filed on July 31, 2014 (Reg. No. 333-197744) and incorporated herein by reference.

10.1
Amended and Restated Revolving Loan Credit Agreement, dated as of June 6, 2014, by and among CDW LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, GE Commercial Distribution Finance Corporation, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-collateral agents, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on June 9, 2014 and incorporated herein by reference.

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

CDW CORPORATION

Date:	August 13, 2014	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)