Form 10-Q
period 2014-09-30
CDW Corp
filed 2014-11-12
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of November 7, 2014, there were 172,211,884 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	September 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$357.8	$188.1
Accounts receivable, net of allowance for doubtful accounts of $5.7 and $5.4 respectively	1,473.2	1,451.0
Merchandise inventory	423.5	382.0
Miscellaneous receivables	175.4	146.3
Prepaid expenses and other	86.3	46.1
Total current assets	2,516.2	2,213.5
Property and equipment, net	131.7	131.1
Goodwill	2,218.6	2,220.3
Other intangible assets, net	1,207.0	1,328.0
Deferred financing costs, net	31.8	30.1
Other assets	2.1	1.6
Total assets	$6,107.4	$5,924.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$777.9	$662.8
Accounts payable—inventory financing	299.7	256.6
Current maturities of long-term debt	15.4	45.4
Deferred revenue	102.3	94.8
Accrued expenses:
Compensation	103.9	112.2
Interest	50.2	31.8
Sales taxes	24.8	29.2
Advertising	41.5	33.2
Income taxes	0.2	6.3
Other	111.7	130.3
Total current liabilities	1,527.6	1,402.6
Long-term liabilities:
Debt	3,146.3	3,205.8
Deferred income taxes	495.4	563.5
Other liabilities	44.1	41.0
Total long-term liabilities	3,685.8	3,810.3
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 shares authorized for both periods; 172.1 and 172.0 shares issued and outstanding, respectively	1.7	1.7
Paid-in capital	2,704.6	2,688.1
Accumulated deficit	(1,800.6)	(1,971.8)
Accumulated other comprehensive loss	(11.7)	(6.3)
Total shareholders’ equity	894.0	711.7
Total liabilities and shareholders’ equity	$6,107.4	$5,924.6
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$3,266.1	$2,864.3	$9,024.4	$8,055.3
Cost of sales	2,758.8	2,405.9	7,595.0	6,743.3
Gross profit	507.3	458.4	1,429.4	1,312.0
Selling and administrative expenses	285.4	332.4	820.2	850.3
Advertising expense	37.2	33.1	100.5	95.1
Income from operations	184.7	92.9	508.7	366.6
Interest expense, net	(50.1)	(56.2)	(148.7)	(198.6)
Net loss on extinguishments of long-term debt	(45.8)	(41.3)	(53.8)	(55.5)
Other income (expense), net	0.7	(0.2)	1.4	0.4
Income (loss) before income taxes	89.5	(4.8)	307.6	112.9
Income tax (expense) benefit	(33.9)	2.6	(114.5)	(40.1)
Net income (loss)	$55.6	$(2.2)	$193.1	$72.8

Net income (loss) per common share:
Basic	$0.33	$(0.01)	$1.13	$0.48
Diluted	$0.32	$(0.01)	$1.12	$0.47

Weighted-average number of common shares outstanding:
Basic	170.9	166.8	170.2	152.5
Diluted	173.0	166.8	172.7	154.3

Cash dividends declared per common share	$0.0425	$—	$0.1275	$—
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$55.6	$(2.2)	$193.1	$72.8
Foreign currency translation adjustment	(5.2)	2.0	(5.4)	(3.7)
Other comprehensive (loss) income, net of tax	(5.2)	2.0	(5.4)	(3.7)
Comprehensive income (loss)	$50.4	$(0.2)	$187.7	$69.1
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2013	—	$—	172.0	$1.7	$2,688.1	$(1,971.8)	$(6.3)	$711.7
Equity-based compensation expense	—	—	—	—	11.5	—	—	11.5
Stock option exercises	—	—	—	—	1.1	—	—	1.1
Excess tax benefits from equity-based compensation	—	—	—	—	0.2	—	—	0.2
Coworker Stock Purchase Plan	—	—	0.1	—	3.7	—	—	3.7
Dividends declared	—	—	—	—	—	(21.9)	—	(21.9)
Net income	—	—	—	—	—	193.1	—	193.1
Foreign currency translation adjustment	—	—	—	—	—	—	(5.4)	(5.4)
Balance at September 30, 2014	—	$—	172.1	$1.7	$2,704.6	$(1,800.6)	$(11.7)	$894.0
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$193.1	$72.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155.9	156.3
Equity-based compensation expense	11.5	44.3
Deferred income taxes	(67.2)	(21.3)
Allowance for doubtful accounts	0.3	—
Amortization of deferred financing costs, debt premium, and debt discount, net	4.8	7.1
Net loss on extinguishments of long-term debt	53.8	55.5
Other	0.1	0.1
Changes in assets and liabilities:
Accounts receivable	(26.2)	(27.9)
Merchandise inventory	(41.7)	(39.2)
Other assets	(69.7)	(72.2)
Accounts payable-trade	115.1	154.8
Other current liabilities	17.4	47.0
Long-term liabilities	3.3	(6.5)
Net cash provided by operating activities	350.5	370.8
Cash flows from investing activities:
Capital expenditures	(34.4)	(30.5)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	(20.9)	—
Premium payments on interest rate cap agreements	(0.7)	—
Net cash used in investing activities	(56.0)	(30.5)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0
Repayments of borrowings under revolving credit facility	—	(63.0)
Repayments of long-term debt	(11.6)	(47.2)
Proceeds from issuance of long-term debt	600.0	1,535.2
Payments to extinguish long-term debt	(723.9)	(1,885.9)
Payments of debt financing costs	(14.4)	(6.0)
Net change in accounts payable-inventory financing	43.1	(24.0)
Proceeds from issuance of common shares	—	424.7
Proceeds from stock option exercises	1.1	—
Proceeds from Coworker Stock Purchase Plan	3.7	—
Dividends paid	(21.9)	—
Excess tax benefits from equity-based compensation	0.2	—
Payment of incentive compensation plan withholding taxes	—	(24.1)
Repurchase of common shares	—	(0.1)
Net cash used in financing activities	(123.7)	(27.4)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.6)
Net increase in cash and cash equivalents	169.7	312.3
Cash and cash equivalents—beginning of period	188.1	37.9
Cash and cash equivalents—end of period	$357.8	$350.2
Supplementary disclosure of cash flow information:
Interest paid	$(127.2)	$(169.5)
Taxes paid, net	$(189.9)	$(64.3)
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 (the "consolidated financial statements") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "December 31, 2013 financial statements"). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2013 financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The notes to the consolidated financial statements contained in the December 31, 2013 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2014.

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
Going Concern
In August 2014, the FASB issued ASU 2014-15, which sets forth guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related footnote disclosures. This standard defines the term “substantial doubt,” requires management to perform an evaluation every reporting period, and provides principles for considering the mitigating effects of management’s plans. The standard is effective for the Company for the fourth quarter of 2016 with early adoption permitted. The Company currently does not expect that this standard will have a material impact on its financial statements.

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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	September 30, 2014	December 31, 2013
Revolving Loan inventory financing agreement	$298.8	$256.1
Other inventory financing agreements	0.9	0.5
Accounts payable-inventory financing	$299.7	$256.6
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

The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At September 30, 2014 and December 31, 2013, amounts owed under other inventory financing agreements of $0.9 million and $0.5 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	September 30, 2014	December 31, 2013
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,517.4	1,528.9
Unamortized discount on senior secured term loan facility		(3.9)	(4.4)
Senior secured notes due 2018	—%	—	325.0
Senior notes due 2019	8.5%	1,045.3	1,305.0
Unamortized premium on senior notes due 2019		2.9	4.2
Senior notes due 2022	6.0%	600.0	—
Senior subordinated notes due 2017	—%	—	92.5
Total long-term debt		3,161.7	3,251.2
Less current maturities of long-term debt		(15.4)	(45.4)
Long-term debt, excluding current maturities		$3,146.3	$3,205.8
(1)Interest rate at September 30, 2014.
At September 30, 2014, the Company was in compliance with the covenants under its various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At September 30, 2014, the Company had no outstanding borrowings under the Revolving Loan, $2.2 million of undrawn letters of credit and $292.5 million reserved related to the floorplan sub-facility.
On June 6, 2014, the Company entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 6, 2019, subject to an acceleration provision discussed below. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on June 24, 2016. The Revolving Loan (i) increases the overall revolving credit facility capacity available to the Company from $900.0 million to $1,250.0 million, (ii) increases the maximum aggregate amount of increases that may be made to the revolving credit facility from $200.0 million to $300.0 million, (iii) maintains a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the final maturity of any then outstanding senior debt if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) decreases the fee on the unused portion of the revolving credit facility from either 37.5 or 50 basis points, depending on the amount of utilization, to 25 basis points, (v) decreases the applicable interest rate margin by 50 basis points, and (vi) amends the existing inventory floorplan sub-facility as discussed below. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $0.4 million in the consolidated statement of operations for the nine months ended September 30, 2014, representing a write-off of a portion of unamortized deferred financing costs. Fees of $6.4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Revolving Loan incorporates the previous inventory floorplan sub-facility and related Revolving Loan inventory financing agreement while removing the previous $400.0 million limit on the size of the floorplan sub-facility and the in-transit reserve of 15% of open orders. At September 30, 2014, the financial intermediary reported an outstanding balance of $292.5 million under the Revolving Loan inventory financing agreement. The amount included on the Company's consolidated balance sheet as of September 30, 2014 as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $298.8 million includes a $6.3 million accrual for amounts in transit.
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

Under the new Revolving Loan, the Company is permitted to borrow an aggregate amount of $1,250.0 million; however, its ability to borrow under the Revolving Loan is limited by a borrowing base. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At September 30, 2014, the borrowing base was $1,408.1 million based on the amount of eligible inventory and accounts receivable balances as of August 30, 2014. The Company could have borrowed up to an additional $955.3 million under the Revolving Loan at September 30, 2014.
The ability to borrow under the Revolving Loan also remains limited by a minimum liquidity condition which provides that, if excess cash availability is less than the lesser of (i) $125.0 million and (ii) the greater of (A) 10% of the borrowing base and (B) $100.0 million, the lenders are not required to lend any additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio (as described in the agreement evidencing the Revolving Loan) is at least 1.00 to 1.00.
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
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At September 30, 2014, the outstanding principal amount of the Term Loan was $1,517.4 million, excluding $3.9 million in unamortized discount.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. The total net leverage ratio was 3.2 at September 30, 2014. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended September 30, 2014.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company has entered into interest rate cap agreements. Prior to September 2014, the Company had ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. Of the total $1,150.0 million notional amount, $500.0 million entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining interest rate cap agreements with a notional amount of $650.0 million entitle the Company to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of these interest rate cap agreements was zero at both September 30, 2014 and December 31, 2013.
In September 2014, the Company entered into two additional interest rate cap agreements with a combined notional amount of $250.0 million. Under these agreements, the Company made premium payments totaling $0.7 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which three-month LIBOR exceeds 2.0% during the agreement period. These interest rate cap agreements are effective from January 14, 2015 through January 14, 2017. The fair value of these interest rate cap agreements was $0.6 million at September 30, 2014.
The Company's interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Instead, the interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet each period, with changes in fair value recorded directly to interest expense in the Company’s consolidated statements of operations. The fair value of the Company’s interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements which are insignificant. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.
On January 30, 2013, the Company made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
See Note 13 for a description of the interest rate cap agreements entered into during the fourth quarter of 2014.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
As of September 30, 2014, there were no outstanding Senior Secured Notes.
On August 5, 2014, the proceeds from the issuance of the 2022 Senior Notes discussed below, along with cash on hand, were deposited with the trustee to redeem all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 106.061% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. On the same date, the indenture governing the Senior Secured Notes was satisfied and discharged. The redemption date was September 5, 2014. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $23.7 million in the consolidated statement of operations for the three and nine months ended September 30, 2014, which was comprised of $4.0 million for the write-off of the unamortized deferred financing fees, a redemption premium of $13.0 million and a make-whole interest payment of $6.7 million.
On July 2, 2013, the Company used a portion of the net proceeds from the IPO to redeem $175.0 million aggregate principal amount of the Senior Secured Notes. The redemption price of the Senior Secured Notes was 108.0% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. The Company used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the three and nine months ended September 30, 2013. This loss represented $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Secured Notes.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.5% Senior Notes due 2019 (“2019 Senior Notes”)
At September 30, 2014, the outstanding principal amount of 2019 Senior Notes was $1,045.3 million, excluding $2.9 million in unamortized premium. The 2019 Senior Notes mature on April 1, 2019.
On August 5, 2014, the proceeds from the issuance of the 2022 Senior Notes discussed below, along with cash on hand, were deposited with the trustee to redeem $234.7 million aggregate principal amount of the 2019 Senior Notes at a redemption price of 108.764% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was September 5, 2014. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $22.1 million in the consolidated statement of operations for the three and nine months ended September 30, 2014, which was comprised of $2.2 million for the write-off of a portion of the unamortized deferred financing fees, a redemption premium of $10.0 million, and a make-whole interest payment of $10.6 million, partially offset by $0.7 million for the write-off of a portion of the unamortized premium.
On March 20, 2014, the Company repurchased and subsequently canceled $25.0 million aggregate principal amount of the 2019 Senior Notes from an affiliate of Providence Equity in a privately negotiated transaction on an arms' length basis at a price of 109.75% of the principal amount. Cash on hand was used to fund the repurchase of $25.0 million aggregate principal amount, $2.4 million of repurchase premium and $1.0 million in accrued and unpaid interest to the date of repurchase. In connection with this repurchase, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the Company's consolidated statement of operations for the nine months ended September 30, 2014. This loss represented $2.4 million in repurchase premium and $0.3 million for the write-off of a portion of the unamortized deferred financing costs related to the 2019 Senior Notes.
6.0% Senior Notes due 2022 ("2022 Senior Notes")
On August 5, 2014, CDW LLC and CDW Finance Corporation, as co-issuers, completed the issuance of $600.0 million aggregate principal amount of 2022 Senior Notes. Fees of $8.0 million related to the 2022 Senior Notes were capitalized as deferred financing costs and are being amortized over the term of the notes on a straight-line basis. The 2022 Senior Notes will mature on August 15, 2022.
CDW LLC and CDW Finance Corporation are the co-issuers of the 2022 Senior Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The 2022 Senior Notes indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to enter into sale and lease-back transactions, incur additional secured indebtedness, and create liens. The indenture governing the 2022 Senior Notes does not contain any financial covenants.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At September 30, 2014, there were no outstanding Senior Subordinated Notes due 2017.
On May 9, 2014, the Company redeemed all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. Cash on hand was used to fund the redemption of $42.5 million aggregate principal amount, $1.8 million in redemption premium and $0.4 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $2.2 million in the consolidated statement of operations for the nine months ended September 30, 2014. This loss represented $1.8 million in redemption premium and $0.4 million for the write-off of the remaining deferred financing costs related to the Senior Subordinated Notes.
On January 22, 2014 and February 21, 2014, the Company redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes, respectively, at redemption prices that were 104.178% of the principal amounts redeemed. Cash on hand was used to fund the redemptions of $50.0 million aggregate principal amount, $2.1 million in redemption premiums and $1.9 million in aggregate accrued and unpaid interest to the dates of redemption. In connection with these redemptions, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the nine months ended September 30, 2014. This loss represented $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.

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
Fair Value
The fair value of the Company's long-term debt instruments at September 30, 2014 was $3,213.3 million. The fair value of the 2022 Senior Notes and the 2019 Senior Notes is estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan is estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At September 30, 2014, the carrying value of the Company's long-term debt was $3,162.7 million, excluding $2.9 million in unamortized premium and $3.9 million in unamortized discount.

5.	Income Taxes
The Company's effective income tax rate was 37.9% and 54.6% for the three months ended September 30, 2014 and 2013, respectively, and 37.2% and 35.5% for the nine months ended September 30, 2014 and 2013, respectively.
For the three months ended September 30, 2014 and 2013, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes. The decrease in the 2014 effective tax rate was primarily attributable to a lower rate impact of state tax credits due to the increase in income before income taxes in 2014 and the benefit recorded to reflect a reduction in the Company’s expected annual effective tax rate relative to a small pre-tax loss for the three months ended September 30, 2013.
For the nine months ended September 30, 2014 and 2013, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes. The increase in the 2014 effective income tax rate was primarily attributable to a lower rate impact of state tax credits due to the increase in income before income taxes.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (the “IRS”). In general, the Company is no longer subject to audit by the IRS for tax years through 2010 and state, local or foreign taxing authorities for tax years through 2008. Various other

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.
6.    Shareholders' Equity
The Company declared and paid cash dividends per common share during the periods presented as follows:

(in millions, except per share amounts)	Dividends Per Share	Amount
2014:
First Quarter	$0.0425	$7.3
Second Quarter	$0.0425	$7.3
Third Quarter	$0.0425	$7.3
2013:
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$0.0425	$7.3
See Note 13 for a discussion of the dividend declared during the fourth quarter of 2014. Future dividends will be subject to the approval of the Company's Board of Directors and will depend upon the Company’s results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations and other factors that the Company’s Board of Directors deems relevant. In addition, the Company’s ability to pay dividends on its common stock will be limited by restrictions on the ability of subsidiaries to pay dividends or make distributions to the Company, in each case, under the terms of certain current and future agreements governing the Company’s indebtedness.
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
The Company has completed the following secondary public offerings, whereby certain selling stockholders sold shares of common stock to the underwriters. The Company did not receive any proceeds from these sales of shares.

Secondary Offering Shares	Completion Date of Secondary Offering	Overallotment Shares (1)	Completion Date of Overallotment Shares	Secondary Offering Expenses (in millions)
15,000,000	11/19/2013	2,250,000	12/18/2013	$0.6
10,000,000	3/12/2014	1,500,000	3/12/2014	$0.4
15,000,000	5/28/2014	2,250,000	6/4/2014	$0.5
15,000,000	9/8/2014 (2)	—	—	$0.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Under each underwriting agreement, the selling stockholders granted the underwriters an option, exercisable for thirty days, to purchase up to the additional amount of shares noted.
(2) The option to purchase additional shares was not exercised in connection with the September 2014 secondary offering.
The following pre-tax IPO-related expenses and secondary-offering-related expenses were included within selling and administrative expenses in the consolidated statements of operations during three and nine months ended September 30, 2014 and 2013, respectively.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acceleration charge for certain equity awards and related employer payroll taxes	$—	$40.7	$—	$40.7
RDU Plan cash retention pool accrual	—	7.5	—	7.5
Management services agreement termination fee	—	24.4	—	24.4
Other expenses (1)	0.3	1.5	1.2	1.7
IPO- and secondary-offering-related expenses	$0.3	$74.1	$1.2	$74.3
(1) Other expenses include secondary-offering expenses of $0.3 million and $1.2 million for the three and nine months ended September 30, 2014, respectively. There were no secondary-offering expenses recognized during the three and nine months ended September 30, 2013.
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
The Company recognized $3.9 million and $40.3 million in equity-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $11.5 million and $44.3 million in equity-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively. Equity-based compensation expense for the three and nine months ended September 30, 2013 included incremental expense of $36.7 million related to the acceleration of the expense recognition for the MPK Coworker Incentive Plan II (the "MPK Plan") units in conjunction with the Company's IPO.
The following table sets forth a summary of the Company's stock option activity for the nine months ended September 30, 2014:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	1,280,255	$17.00
Granted	1,244,386	$24.39
Forfeited/Expired	(9,264)	$24.29
Exercised	(63,432)	$17.00		$0.8
Outstanding at September 30, 2014	2,451,945	$20.72	8.6	$25.3
Vested at September 30, 2014	524,824	$17.00	7.5	$7.4
Exercisable at September 30, 2014	524,824	$17.00	7.5	$7.4
Expected to vest at September 30, 2014	1,874,216	$21.75	8.8	$17.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the nine months ended September 30, 2014, the Company granted 1,244,386 stock options under the 2013 Long-Term Incentive Plan (the "2013 LTIP"). These options vest annually over three years. The Company has elected to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Black-Scholes option pricing model incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The assumptions used to value the stock options granted during the nine months ended September 30, 2014 are presented below.

Assumptions	Nine Months Ended September 30, 2014
Weighted-average grant date fair value	$7.23
Weighted-average volatility (1)	30.00%
Weighted-average risk-free rate (2)	1.77%
Dividend yield	0.70%
Expected term (in years) (3)	6.0

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite U.S. Treasury rate.

(3)
The expected term is calculated using the simplified method. The simplified method defines the expected term as the average of the option’s contractual term and the option’s weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

The following table sets forth a summary of the Company's restricted stock unit activity for the nine months ended September 30, 2014:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,351,572	$17.04
Granted	25,844	24.29
Vested/Settled	(1,528)	17.00
Forfeited	(101,069)	17.00
Nonvested at September 30, 2014	1,274,819	$17.18
In connection with the Company's 2013 IPO discussed in Note 6, CDW Holdings distributed all of its shares of the Company's common stock to its existing members in accordance with the members' respective membership interests and was subsequently dissolved in August 2013. Common stock received by holders of B Units in connection with the distribution is subject to any vesting provisions previously applicable to the holder's B Units. At the time of the IPO, B Unit holders received 3,798,508 shares of restricted stock with respect to B Units that had not yet vested at the time of the distribution. For the nine months ended September 30, 2014, 1,737,866 shares of such restricted stock vested/settled and 7,122 shares were forfeited. As of September 30, 2014, 847,045 shares of restricted stock were outstanding.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the nine months ended September 30, 2014, the Company granted 416,590 performance share units (the "PSUs") under the 2013 LTIP. The percentage of shares that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company's performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period. The weighted-average grant-date fair value of the PSUs granted during the period was $24.39 per unit. During the nine months ended September 30, 2014, 3,100 PSUs were forfeited at a weighted-average grant-date fair value of $24.29. As of September 30, 2014, 413,490 PSUs were outstanding.

As of September 30, 2014, the Company estimated there was $30.3 million of total unrecognized compensation expense to be recognized over the next 2.5 years.

8.	Earnings per Share

The numerator for both basic and diluted earnings per share is net income. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding restricted stock, restricted stock units, stock options, Coworker Stock Purchase Plan units and MPK Plan units is reflected in the denominator for diluted earnings per share using the treasury stock method.
The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Weighted-average shares - basic	170.9	166.8	170.2	152.5
Effect of dilutive securities	2.1	—	2.5	1.8
Weighted-average shares - diluted	173.0	166.8	172.7	154.3

There was an insignificant amount of potential common shares excluded from diluted earnings per share for the three and nine month periods ended September 30, 2014, as their inclusion would have had an anti-dilutive effect. There were 6.3 million and 0.1 million potential common shares excluded from diluted earnings per share for the three and nine month periods ended September 30, 2013, as their inclusion would have had an anti-dilutive effect.

9.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company’s purchase of $28.5 million principal amount of its outstanding senior subordinated debt, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that can be granted under the RDU Plan is 28,500. As of September 30, 2014, 28,500 RDUs were outstanding. RDUs that are outstanding vest daily on a pro rata basis over the three-year period from January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014. Participants have no rights to the underlying debt.
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
The Company used a portion of the IPO proceeds together with incremental borrowings to redeem $324.0 million of the total Senior Subordinated Notes outstanding on August 1, 2013. In connection with the IPO and the partial redemption of the Senior Subordinated Notes, the Company amended the RDU Plan to increase the retentive value of the plan. In accordance with the original terms of the RDU Plan, the principal component of the RDUs converted to a cash-denominated pool upon the redemption of the Senior Subordinated Notes. In addition, the Company added $0.1 million and $1.4 million to the principal component in the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, as redemption premium equivalents in accordance with the terms of the RDU plan.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Unrecognized compensation expense as of September 30, 2014 of approximately $2 million is expected to be recognized through 2014 and approximately $7 million in 2015 through 2017. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $2.2 million and $10.4 million related to the RDU Plan was recognized for the three months ended September 30, 2014 and 2013, respectively, and $6.6 million and $14.7 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, the Company had $28.2 million and $21.8 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.
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
As of September 30, 2014, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Selected Segment Financial Information
The following table presents information about the Company’s segments for the three and nine months ended September 30, 2014 and 2013:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended September 30, 2014:
Net sales	$1,622.7	$1,468.8	$174.6	$—	$3,266.1
Income (loss) from operations	103.2	101.3	8.5	(28.3)	184.7
Depreciation and amortization expense	(24.1)	(10.9)	(2.2)	(14.6)	(51.8)

Three Months Ended September 30, 2013:
Net sales	$1,465.8	$1,244.6	$153.9	$—	$2,864.3
Income (loss) from operations	63.2	71.1	3.7	(45.1)	92.9
Depreciation and amortization expense	(24.3)	(11.0)	(2.1)	(14.6)	(52.0)

(in millions)	Corporate	Public	Other	Headquarters	Total
Nine Months Ended September 30, 2014:
Net Sales	$4,784.5	$3,710.3	$529.6	$—	$9,024.4
Income (loss) from operations	323.9	244.1	22.7	(82.0)	508.7
Depreciation and amortization expense	(72.3)	(32.8)	(6.5)	(44.3)	(155.9)

Nine Months Ended September 30, 2013:
Net sales	$4,407.1	$3,174.0	$474.2	$—	$8,055.3
Income (loss) from operations	260.5	185.8	18.6	(98.3)	366.6
Depreciation and amortization expense	(73.1)	(33.1)	(6.6)	(43.5)	(156.3)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Supplemental Guarantor Information
The 2019 Senior Notes and the 2022 Senior Notes are, and, prior to being redeemed in full, the Senior Subordinated Notes and the Senior Secured Notes were guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2019 Senior Notes and the 2022 Senior Notes and (ii) were subject to certain customary release provisions contained in the indentures governing the Senior Subordinated Notes and the Senior Secured Notes until such indentures were satisfied and discharged in 2014. CDW LLC's Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is 100% owned by CDW LLC.
On May 9, 2014, all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes was redeemed in full and the indenture governing the Senior Subordinated Notes was satisfied and discharged. See Note 4 for more information.
On August 5, 2014, CDW LLC and CDW Finance Corporation completed the issuance of $600.0 million aggregate principal amount of 2022 Senior Notes, which are guaranteed by Parent and the Guarantor Subsidiaries. The proceeds from this issuance, along with cash on hand, were used to redeem all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes and to redeem $234.7 million aggregate principal amount of the 2019 Senior Notes. The indenture governing the Senior Secured Notes was concurrently satisfied and discharged. See Note 4 for more information.
The following tables set forth condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$340.0	$—	$30.5	$—	$(12.7)	$357.8
Accounts receivable, net	—	—	1,410.1	63.1	—	—	1,473.2
Merchandise inventory	—	—	419.7	3.8	—	—	423.5
Miscellaneous receivables	—	58.8	110.8	5.8	—	—	175.4
Prepaid expenses and other	—	16.5	67.5	3.3	—	(1.0)	86.3
Total current assets	—	415.3	2,008.1	106.5	—	(13.7)	2,516.2

Property and equipment, net	—	74.3	56.1	1.3	—	—	131.7
Goodwill	—	751.9	1,439.0	27.7	—	—	2,218.6
Other intangible assets, net	—	322.8	878.5	5.7	—	—	1,207.0
Deferred financing costs, net	—	31.8	—	—	—	—	31.8
Other assets	4.4	2.1	—	1.4	—	(5.8)	2.1
Investment in and advances to subsidiaries	889.6	2,826.3	—	—	—	(3,715.9)	—
Total assets	$894.0	$4,424.5	$4,381.7	$142.6	$—	$(3,735.4)	$6,107.4

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable—trade	$—	$18.6	$748.5	$23.5	$—	$(12.7)	$777.9
Accounts payable—inventory financing	—	—	299.7	—	—	—	299.7
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	99.2	3.1	—	—	102.3
Accrued expenses	—	160.0	165.6	7.7	—	(1.0)	332.3
Total current liabilities	—	194.0	1,313.0	34.3	—	(13.7)	1,527.6

Long-term liabilities:
Debt	—	3,146.3	—	—	—	—	3,146.3
Deferred income taxes	—	153.9	344.4	1.5	—	(4.4)	495.4
Other liabilities	—	40.7	3.6	1.2	—	(1.4)	44.1
Total long-term liabilities	—	3,340.9	348.0	2.7	—	(5.8)	3,685.8

Total shareholders’ equity	894.0	889.6	2,720.7	105.6	—	(3,715.9)	894.0
Total liabilities and shareholders’ equity	$894.0	$4,424.5	$4,381.7	$142.6	$—	$(3,735.4)	$6,107.4

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,140.6	$125.5	$—	$—	$3,266.1
Cost of sales	—	—	2,648.8	110.0	—	—	2,758.8
Gross profit	—	—	491.8	15.5	—	—	507.3
Selling and administrative expenses	—	28.3	248.7	8.4	—	—	285.4
Advertising expense	—	—	36.4	0.8	—	—	37.2
(Loss) income from operations	—	(28.3)	206.7	6.3	—	—	184.7
Interest (expense) income, net	—	(50.2)	0.1	—	—	—	(50.1)
Net loss on extinguishments of long-term debt	—	(45.8)	—	—	—	—	(45.8)
Management fee	—	0.9	—	(0.9)	—	—	—
Other income (expense), net	—	—	0.6	0.1	—	—	0.7
(Loss) income before income taxes	—	(123.4)	207.4	5.5	—	—	89.5
Income tax benefit (expense)	—	46.0	(78.4)	(1.5)	—	—	(33.9)
(Loss) income before equity in earnings of subsidiaries	—	(77.4)	129.0	4.0	—	—	55.6
Equity in earnings of subsidiaries	55.6	133.0	—	—	—	(188.6)	—
Net income	$55.6	$55.6	$129.0	$4.0	$—	$(188.6)	$55.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,753.4	$110.9	$—	$—	$2,864.3
Cost of sales	—	—	2,309.0	96.9	—	—	2,405.9
Gross profit	—	—	444.4	14.0	—	—	458.4
Selling and administrative expenses	24.4	20.6	278.6	8.8	—	—	332.4
Advertising expense	—	—	31.9	1.2	—	—	33.1
(Loss) income from operations	(24.4)	(20.6)	133.9	4.0	—	—	92.9
Interest (expense) income, net	—	(56.4)	0.2	—	—	—	(56.2)
Net loss on extinguishments of long-term debt	—	(41.3)	—	—	—	—	(41.3)
Management fee	—	1.0	—	(1.0)	—	—	—
Other (expense) income, net	—	(0.4)	0.2	—	—	—	(0.2)
(Loss) income before income taxes	(24.4)	(117.7)	134.3	3.0	—	—	(4.8)
Income tax benefit (expense)	9.2	43.6	(49.4)	(0.8)	—	—	2.6
(Loss) income before equity in earnings of subsidiaries	(15.2)	(74.1)	84.9	2.2	—	—	(2.2)
Equity in earnings of subsidiaries	13.0	87.1	—	—	—	(100.1)	—
Net income	$(2.2)	$13.0	$84.9	$2.2	$—	$(100.1)	$(2.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Nine Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$8,631.7	$392.7	$—	$—	$9,024.4
Cost of sales	—	—	7,248.7	346.3	—	—	7,595.0
Gross profit	—	—	1,383.0	46.4	—	—	1,429.4
Selling and administrative expenses	—	82.0	712.3	25.9	—	—	820.2
Advertising expense	—	—	97.8	2.7	—	—	100.5
(Loss) income from operations	—	(82.0)	572.9	17.8	—	—	508.7
Interest (expense) income, net	—	(149.0)	0.1	0.2	—	—	(148.7)
Net loss on extinguishments of long-term debt	—	(53.8)	—	—	—	—	(53.8)
Management fee	—	2.9	—	(2.9)	—	—	—
Other income (expense), net	—	0.1	1.4	(0.1)	—	—	1.4
(Loss) income before income taxes	—	(281.8)	574.4	15.0	—	—	307.6
Income tax benefit (expense)	—	105.1	(215.6)	(4.0)	—	—	(114.5)
(Loss) income before equity in earnings of subsidiaries	—	(176.7)	358.8	11.0	—	—	193.1
Equity in earnings of subsidiaries	193.1	369.8	—	—	—	(562.9)	—
Net income	$193.1	$193.1	$358.8	$11.0	$—	$(562.9)	$193.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$50.4	$50.4	$129.0	$(1.2)	$—	$(178.2)	$50.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$(0.2)	$15.0	$84.9	$4.2	$—	$(104.1)	$(0.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$187.7	$187.7	$358.8	$5.6	$—	$(552.1)	$187.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$69.1	$84.2	$284.3	$4.5	$—	$(373.0)	$69.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(127.2)	$450.9	$17.1	$—	$9.7	$350.5
Cash flows from investing activities:
Capital expenditures	—	(29.9)	(4.5)	—	—	—	(34.4)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—	—	—	—	(20.9)
Premium payments on interest rate cap agreements	—	(0.7)	—	—	—	—	(0.7)
Net cash used in investing activities	—	(51.5)	(4.5)	—	—	—	(56.0)
Cash flows from financing activities:
Repayments of long-term debt	—	(11.6)	—	—	—	—	(11.6)
Proceeds from the issuance of long-term debt	—	600.0	—	—	—	—	600.0
Payments to extinguish long-term debt	—	(723.9)	—	—	—	—	(723.9)
Payments of debt financing costs	—	(14.4)	—	—	—	—	(14.4)
Net change in accounts payable-inventory financing	—	—	43.1	—	—	—	43.1
Proceeds from stock option exercises	—	1.1	—	—	—	—	1.1
Proceeds from Coworker Stock Purchase Plan	—	3.7	—	—	—	—	3.7
Dividends paid	(21.9)	—	—	—	—	—	(21.9)
Excess tax benefits from equity-based compensation	—	0.2	—	—	—	—	0.2
Advances from (to) affiliates	21.9	467.1	(489.5)	0.5	—	—	—
Net cash provided by (used in) financing activities	—	322.2	(446.4)	0.5	—	—	(123.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.1)	—	—	(1.1)
Net increase in cash and cash equivalents	—	143.5	—	16.5	—	9.7	169.7
Cash and cash equivalents—beginning of period	—	196.5	—	14.0	—	(22.4)	188.1
Cash and cash equivalents—end of period	$—	$340.0	$—	$30.5	$—	$(12.7)	$357.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(15.2)	$(71.5)	$425.5	$19.0	$—	$13.0	$370.8
Cash flows from investing activities:
Capital expenditures	—	(27.2)	(3.2)	(0.1)	—	—	(30.5)
Net cash used in investing activities	—	(27.2)	(3.2)	(0.1)	—	—	(30.5)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0	—	—	—	—	63.0
Repayments of borrowings under revolving credit facility	—	(63.0)	—	—	—	—	(63.0)
Repayments of long-term debt	—	(47.2)	—	—	—	—	(47.2)
Proceeds from issuance of long-term debt	—	1,535.2	—	—	—	—	1,535.2
Payments to extinguish long-term debt	—	(1,885.9)	—	—	—	—	(1,885.9)
Net change in accounts payable - inventory financing	—	—	(24.0)	—	—	—	(24.0)
Prepayment of Incentive compensation plan withholding taxes	—	(4.0)	(19.6)	(0.5)	—	—	(24.1)
Net proceeds from issuance of common shares	424.7	—	—	—	—	—	424.7
Advances from (to) affiliates	(409.5)	788.1	(378.7)	0.1	—	—	—
Other financing activities	—	(6.1)	—	—	—	—	(6.1)
Net cash provided by (used in) financing activities	15.2	380.1	(422.3)	(0.4)	—	—	(27.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	—	(0.6)
Net increase in cash and cash equivalents	—	281.4	—	17.9	—	13.0	312.3
Cash and cash equivalents—beginning of period	—	48.0	—	9.8	—	(19.9)	37.9
Cash and cash equivalents—end of period	$—	$329.4	$—	$27.7	$—	$(6.9)	$350.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	Subsequent Events
During the fourth quarter of 2014, the Company entered into interest rate cap agreements with a combined notional amount of $300.0 million. Under the agreements, the Company made premium payments totaling $0.6 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which three-month LIBOR exceeds 2.0% during the agreement period. The interest rate cap agreements are effective from January 14, 2015 through January 14, 2017.
On November 6, 2014, the Company announced that its Board of Directors approved an increase in its quarterly cash dividend and declared a quarterly cash dividend on the Company's common stock of $0.0675 per share. The dividend will be paid on December 10, 2014 to all stockholders of record as of the close of business on November 25, 2014. Future dividends will be subject to the approval of the Company's Board of Directors.
On November 6, 2014, the Company announced that its Board of Directors approved a new $500 million share repurchase program effective immediately under which the Company may repurchase shares of its common stock in the open market or through privately negotiated transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice. As of the date of this filing, no shares have been repurchased under the share repurchase program.

On November 10, 2014, the Company completed its acquisition of a 35% noncontrolling equity interest in Kelway, a UK-based IT solutions provider, which has global supply chain relationships that enable it to conduct business in more than 100 countries. The investment in Kelway will be accounted for as an equity method investment and will enhance the Company's ability to provide IT solutions to U.S. based multi-national customers.

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
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of approximately 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology "agnostic," with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of more than 4,600 coworkers, including more than 1,800 field sellers, highly-skilled technology specialists and advanced service delivery engineers.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7%, 10% and 10% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, and through the second quarter of 2014, Public segment results were impacted by the combined and residual negative effects of sequestration, the partial shutdown of the federal government and federal government budget uncertainty. However, with the finalization of federal budget allocations in early 2014 we began to see improvement in federal sales in the second quarter of 2014 and saw continued momentum through the third quarter of 2014 in conjunction with the federal fiscal year-end.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. While macroeconomic uncertainty drove a cautious approach to customer spending in the early part of 2013, uncertainty began to dissipate in the back half of 2013 and continued to dissipate through the first nine months of 2014. We will continue to closely monitor macroeconomic conditions during the remainder of 2014 and into 2015. Uncertainties related to potential reductions in government spending, requirements associated with implementation of the Affordable Care Act, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

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

On July 2, 2013, we completed an initial public offering (the "IPO") of 23,250,000 shares of common stock. On July 31, 2013, we completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters' July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. The consolidated statements of operations for the three and nine months ended September 30, 2013 included pre-tax IPO-related expenses of $74.1 million and $74.3 million, respectively. See Note 6 of the accompanying unaudited interim consolidated financial statements for additional discussion of our IPO.

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

The results of certain of our key business metrics are as follows:

(dollars in millions)	Three Months Ended September 30,
	2014	2013
Net sales	$3,266.1	$2,864.3
Gross profit	507.3	458.4
Income from operations	184.7	92.9
Net income (loss)	55.6	(2.2)
Non-GAAP net income	110.7	85.2
Adjusted EBITDA	242.6	216.1
Average daily sales	51.0	44.8
Net debt (defined as total debt minus cash and cash equivalents)	2,803.9	3,059.9
Cash conversion cycle (in days) (1)	20	20

(1)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. The prior period has been revised to conform to the current definition.

Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,266.1	100.0%	$2,864.3	100.0%
Cost of sales	2,758.8	84.5	2,405.9	84.0
Gross profit	507.3	15.5	458.4	16.0
Selling and administrative expenses	285.4	8.7	332.4	11.6
Advertising expense	37.2	1.1	33.1	1.2
Income from operations	184.7	5.7	92.9	3.2
Interest expense, net	(50.1)	(1.5)	(56.2)	(2.0)
Net loss on extinguishments of long-term debt	(45.8)	(1.4)	(41.3)	(1.4)
Other income (expense), net	0.7	—	(0.2)	—
Income (loss) before income taxes	89.5	2.8	(4.8)	(0.2)
Income tax (expense) benefit	(33.9)	(1.0)	2.6	0.1
Net income (loss)	$55.6	1.8%	$(2.2)	(0.1)%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,622.7	49.7%	$1,465.8	51.2%	$156.9	10.7%
Public	1,468.8	45.0	1,244.6	43.5	224.2	18.0
Other	174.6	5.3	153.9	5.3	20.7	13.5
Total net sales	$3,266.1	100%	$2,864.3	100.0%	$401.8	14.0%
(1)     There were 64 selling days for both the three months ended September 30, 2014 and 2013.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2014 and 2013. Net sales of $37.9 million for the three months ended September 30, 2013 have been reclassified from the small business customer channel to the medium/large customer channel to conform to the current period presentation.

(dollars in millions)	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
Corporate:
Medium / Large	$1,374.8	$1,241.3	$133.5	10.8%
Small Business	247.9	224.5	23.4	10.4
Total Corporate	$1,622.7	$1,465.8	$156.9	10.7%

Public:
Government	$441.3	$375.3	$66.0	17.6%
Education	632.8	513.4	119.4	23.2
Healthcare	394.7	355.9	38.8	10.9
Total Public	$1,468.8	$1,244.6	$224.2	18.0%
Total net sales for the three months ended September 30, 2014 increased $401.8 million, or 14.0%, to $3,266.1 million, compared to $2,864.3 million for the three months ended September 30, 2013. There were 64 selling days for both the three months ended September 30, 2014 and 2013. The increase in total net sales was primarily the result of growth in transactional products driven by notebooks/mobile devices as customers across all channels continued to refresh their client devices and K-12 customers continued to prepare for digital testing requirements. Accelerated growth in solutions-focused products, including netcomm and software, also contributed to the increase in net sales during the quarter.
Corporate segment net sales for the three months ended September 30, 2014 increased $156.9 million, or 10.7%, compared to the three months ended September 30, 2013, driven by balanced sales growth in both customer channels. Within our Corporate segment, net sales to medium/large customers increased $133.5 million, or 10.8%, between periods due to customers refreshing their client devices and making continued investments in technology infrastructure, a continued focus on seller productivity and additional customer-facing coworkers. This increase was driven by growth in notebooks/mobile devices, netcomm products and software. Net sales to small business customers increased by $23.4 million, or 10.4%, between periods, driven by growth in notebooks/mobile devices and software.
Public segment net sales for the three months ended September 30, 2014 increased $224.2 million, or 18.0%, between periods, driven by strong performance across all customer channels. Net sales to government customers increased $66.0 million, or 17.6%, between periods, driven by growth in sales to both federal and state/local government customers. Sales to federal customers increased year-over-year by double digits reflecting greater certainty given the finalization of the 2014 and 2015 federal budget allocations in early 2014. The increase in net sales to the federal government was led by growth in sales of notebook/mobile devices and desktop computers. The increase in net sales to state/local government customers was led by growth in sales of notebooks/mobile devices, netcomm products, and software due to a continued focus on public safety solutions. Net sales to education customers increased $119.4 million, or 23.2%, between periods, led by continued growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support standardized digital testing requirements. Net sales to healthcare customers increased $38.8 million, or 10.9%, between periods, driven by growth in netcomm products and software.
Gross profit
Gross profit increased $48.9 million, or 10.7%, to $507.3 million for the three months ended September 30, 2014, compared to $458.4 million for the three months ended September 30, 2013. As a percentage of total net sales, gross profit decreased 50 basis points to 15.5% for the three months ended September 30, 2014, down from 16.0% for the three months ended September 30, 2013. Gross profit margin was negatively impacted 30 basis points by unfavorable price/mix changes within product margin, as transactional product categories such as notebooks/mobile devices experienced a higher rate of net sales growth than our overall net sales growth, accompanied by continuing product margin compression in these product categories. A decrease of five basis points was due to a lower mix of revenue recorded on a net basis, such as commission revenue and net service contract revenue. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Additionally, we experienced an unfavorable impact of 10 basis points from vendor funding. Although vendor funding dollars increased quarter over quarter, it represented a lower percentage of net sales in the third quarter of 2014 compared to the prior year period. Vendor funding includes purchase discounts, volume rebates, and cooperative advertising.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses
Selling and administrative expenses decreased $47.0 million, or 14.1%, to $285.4 million for the three months ended September 30, 2014, compared to $332.4 million for the three months ended September 30, 2013. The overall decrease was largely driven by the absence of $74.1 million in costs incurred during the third quarter of 2013 related to the completion of the IPO. This decrease was partially offset by certain coworker costs which increased $10.7 million, or 19.3%, during the quarter ended September 30, 2014 compared to the prior year period due to higher compensation consistent with increased coworker count and attainment-based compensation accruals tied to year-to-date performance. Total coworker count was 7,242, up 328 from 6,914 at September 30, 2013. Total coworker count was 6,967 at December 31, 2013. In addition, sales payroll, including sales commissions and other variable compensation costs, increased $6.5 million, or 5.3%, between years, consistent with higher sales and gross profit. Further, selling and administrative expenses increased $7.6 million, or 92.1%, driven by the absence of a favorable legal settlement that occurred in the third quarter of 2013 in which we were a claimant. As a percentage of total net sales, selling and administrative expenses decreased 290 basis points to 8.7% in the third quarter of 2014, down from 11.6% in the third quarter of 2013. The decrease in selling and administrative expenses as a percentage of sales was largely driven by a decline of 260 basis points in costs related to our IPO in the third quarter of 2013.

Advertising expense
Advertising expense increased $4.1 million, or 12.1%, to $37.2 million for the three months ended September 30, 2014, compared to $33.1 million for the prior year period. As a percentage of total net sales, advertising expense decreased 10 basis points to 1.1% in the third quarter of 2014, down from 1.2% in the third quarter of 2013. The dollar increase in advertising expense was primarily due to a continued focus on branding, which reinforces our reputation as a leading IT solutions provider.

Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$103.2	6.4%	$63.2	4.3%	63.3%
Public	101.3	6.9	71.1	5.7	42.6
Other	8.5	4.9	3.7	2.4	134.5
Headquarters (2)	(28.3)	nm*	(45.1)	nm*	(37.2)
Total income from operations	$184.7	5.7%	$92.9	3.2%	99.0%
* Not meaningful

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $184.7 million for the three months ended September 30, 2014, an increase of $91.8 million, or 99.0%, compared to $92.9 million for the three months ended September 30, 2013. The results for the three months ended September 30, 2014 were driven by higher net sales and gross profit. Total operating margin percentage increased 250 basis points to 5.7% for the three months ended September 30, 2014, from 3.2% for the three months ended September 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of costs related to our IPO in the third quarter of 2013, and was partially offset by a decrease in gross profit margin.
Corporate segment income from operations was $103.2 million for the three months ended September 30, 2014, an increase of $40.0 million, or 63.3%, compared to $63.2 million for the three months ended September 30, 2013. This increase was primarily driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 210 basis points to 6.4% for the three months ended September 30, 2014, from 4.3% for the three months ended September 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of costs related to our IPO in the third quarter of 2013, and was partially offset by a decrease in gross profit margin.
Public segment income from operations was $101.3 million for the three months ended September 30, 2014, an increase of $30.2 million, or 42.6%, compared to $71.1 million for the three months ended September 30, 2013. This increase was primarily driven by higher net sales and gross profit. Public segment operating margin percentage increased 120 basis points to 6.9% for the three months ended September 30, 2014, from 5.7% for the three months ended September 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of costs related to our IPO in the third quarter of 2013, and was partially offset by a decrease in gross profit margin.

Interest expense, net
At September 30, 2014, our outstanding long-term debt totaled $3,161.7 million compared to $3,410.1 million at September 30, 2013. Net interest expense for the three months ended September 30, 2014 was $50.1 million, a decrease of $6.1 million compared to $56.2 million for the three months ended September 30, 2013. Net interest expense decreased $9.8 million due to lower debt balances for the three months ended September 30, 2014 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2013 and 2014. This decrease was partially offset by a $4.6 million accrued interest adjustment in the prior period due to the redemption of a portion of the Senior Subordinated Notes in August 2013, which we did not incur in the current quarter. This adjustment represented the difference between interest expense previously recognized under the effective interest method and actual interest paid. The remaining decrease was primarily attributable to lower effective interest rates and reduced amortization of deferred financing costs for the three months ended September 30, 2014 compared to the prior year period.

Net loss on extinguishments of long-term debt
During the three months ended September 30, 2014, we recorded a net loss on extinguishment of long-term debt of $45.8 million compared to $41.3 million for the same period in 2013.
In September 2014, we redeemed $234.7 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $22.1 million in the consolidated statement of operations for the three months ended September 30, 2014, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs and unamortized premium.
In August 2014, we redeemed all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes. We recorded a loss on extinguishment of debt of $23.7 million in the consolidated statement of operations for the three months ended September 30, 2014, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In August 2013, we redeemed $324.0 million aggregate principal amount of the Senior Subordinated Notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statement of operations for the three months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In July 2013, we redeemed $175.0 million aggregate principal amount of the Senior Secured Notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the three months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
Income tax expense
Income tax expense was $33.9 million for the three months ended September 30, 2014, compared to a tax benefit of $2.6 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 37.9% and 54.6% for the three months ended September 30, 2014 and 2013, respectively. The decrease in the 2014 effective tax rate is primarily attributable to a lower rate impact of state tax credits due to the increase in income before income taxes in 2014 and the benefit recorded to reflect a reduction in our expected annual effective tax rate relative to a small pre-tax loss for the three months ended September 30, 2013.

Net income
Net income was $55.6 million for the three months ended September 30, 2014, compared to a net loss of $2.2 million for the three months ended September 30, 2013. Significant factors and events causing the net changes between the periods are discussed above.

Non-GAAP net income
Non-GAAP net income was $110.7 million for the three months ended September 30, 2014, an increase of $25.5 million, or 29.9%, compared to $85.2 million for the three months ended September 30, 2013.

We have included a reconciliation of Non-GAAP net income for the three months ended September 30, 2014 and 2013 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, IPO- and secondary-offering-related expenses and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Three Months Ended September 30,
	2014	2013
Net income (loss)	$55.6	$(2.2)
Amortization of intangibles (1)	40.3	40.1
Non-cash equity-based compensation	3.9	2.3
Litigation, net (2)	(0.6)	(10.4)
Net loss on extinguishments of long-term debt	45.8	41.3
Interest expense adjustment related to extinguishments of long-term debt (3)	—	(4.6)
IPO- and secondary-offering-related expenses (4)	0.3	74.1
Aggregate adjustment for income taxes (5)	(34.6)	(55.4)
Non-GAAP net income	$110.7	$85.2

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)	Relates to unusual, non-recurring litigation matters.

(3)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(4)	IPO- and secondary-offering-related expenses consist of the following:

(in millions)	Three Months Ended September 30,
	2014	2013
Acceleration charge for certain equity awards and related employer payroll taxes	$—	$40.7
RDU Plan cash retention pool accrual	—	7.5
Management services agreement termination fee	—	24.4
Other expenses	0.3	1.5
IPO- and secondary-offering-related expenses	$0.3	$74.1

(5)	Based on a normalized effective tax rate of 39.0%

Adjusted EBITDA
Adjusted EBITDA was $242.6 million for the three months ended September 30, 2014, an increase of $26.5 million, or 12.2%, compared to $216.1 million for the three months ended September 30, 2013. As a percentage of net sales, Adjusted EBITDA was 7.4% for the three months ended September 30, 2014 compared to 7.5% for the three months ended September 30, 2013.
We have included reconciliations of EBITDA and Adjusted EBITDA for the three months ended September 30, 2014 and 2013 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-

GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Three Months Ended September 30,
	2014	2013
Net income (loss)	$55.6	$(2.2)
Depreciation and amortization	51.9	52.0
Income tax expense (benefit)	33.9	(2.6)
Interest expense, net	50.1	56.2
EBITDA	191.5	103.4

Adjustments:
Non-cash equity-based compensation	3.9	2.3
Net loss on extinguishments of long-term debt	45.8	41.3
Litigation, net (1)	(0.6)	(8.2)
IPO- and secondary-offering-related expenses (2)	0.3	74.1
Other adjustments (3)	1.7	3.2
Total adjustments	51.1	112.7
Adjusted EBITDA	$242.6	$216.1

(1)	Relates to unusual, non-recurring litigation matters.

(2)	As defined under non-GAAP net income above.

(3)	Other adjustments primarily include certain historical retention costs and equity investment income.

Results of Operations
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table presents our results of operations, in dollars and as a percentage of net sales, for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$9,024.4	100.0%	$8,055.3	100.0%
Cost of sales	7,595.0	84.2	6,743.3	83.7
Gross profit	1,429.4	15.8	1,312.0	16.3
Selling and administrative expenses	820.2	9.1	850.3	10.6
Advertising expense	100.5	1.1	95.1	1.1
Income from operations	508.7	5.6	366.6	4.6
Interest expense, net	(148.7)	(1.6)	(198.6)	(2.5)
Net loss on extinguishments of long-term debt	(53.8)	(0.6)	(55.5)	(0.7)
Other income, net	1.4	—	0.4	—
Income before income taxes	307.6	3.4	112.9	1.4
Income tax expense	(114.5)	(1.3)	(40.1)	(0.5)
Net income	$193.1	2.1%	$72.8	0.9%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$4,784.5	53.0%	$4,407.1	54.7%	$377.4	8.6%
Public	3,710.3	41.1	3,174.0	39.4	536.3	16.9
Other	529.6	5.9	474.2	5.9	55.4	11.7
Total net sales	$9,024.4	100.0%	$8,055.3	100.0%	$969.1	12.0%
(1)     There were 191 selling days for both the nine months ended September 30, 2014 and 2013.
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2014 and 2013. Net sales of $109.3 million for the nine months ended September 30, 2013 have been reclassified from the small business customer channel to the medium/large customer channel to conform to the current period presentation.

(dollars in millions)	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
Corporate:
Medium / Large	$4,045.1	$3,730.4	$314.7	8.4%
Small Business	739.4	676.7	62.7	9.3
Total Corporate	$4,784.5	$4,407.1	$377.4	8.6%

Public:
Government	$1,008.6	$923.3	$85.3	9.2%
Education	1,481.4	1,166.3	315.1	27.0
Healthcare	1,220.3	1,084.4	135.9	12.5
Total Public	$3,710.3	$3,174.0	$536.3	16.9%
Total net sales for the nine months ended September 30, 2014 increased $969.1 million, or 12.0%, to $9,024.4 million, compared to $8,055.3 million for the nine months ended September 30, 2013. There were 191 selling days for both the nine months ended September 30, 2014 and 2013. The increase in total net sales was primarily the result of growth in transactional products driven by notebooks/mobile devices and desktop computers as customers across all channels refreshed their client devices and K-12 customers continued to prepare for digital testing requirements.
Corporate segment net sales for the nine months ended September 30, 2014 increased $377.4 million, or 8.6%, compared to the nine months ended September 30, 2014, driven by balanced sales growth in both customer channels. Within our Corporate segment, net sales to medium/large customers increased $314.7 million, or 8.4%, between periods due to customers refreshing their client devices and making continued investments in technology infrastructure, a continued focus on seller productivity and additional customer-facing coworkers. This increase was led by growth in notebooks/mobile devices, desktops, netcomm products, and software, partially offset by a decline in enterprise storage. Net sales to small business customers increased $62.7 million, or 9.3%, between periods, driven by growth in notebooks/mobile devices and desktop computers.
Public segment net sales for the nine months ended September 30, 2014 increased $536.3 million, or 16.9%, between periods, driven by strong performance across all customer channels. While the residual effects of the prior year partial shutdown of the federal government and federal government budget uncertainty negatively affected sales through the first half of 2014, we began to see improvement in sales to federal government customers in the second quarter of 2014 and momentum continued through the third quarter of 2014 in conjunction with the federal fiscal year-end. Net sales to government customers increased $85.3 million, or 9.2%. The increase in net sales to the federal government was led by increases in sales of notebooks/mobile devices, desktop computers, and software, partially offset by declines in netcomm products. The increase in net sales to state/local government customers was led by growth in sales of notebooks/mobile devices, netcomm products, desktop computers, and software due to a continued focus on public safety solutions. Net sales to education customers increased $315.1 million, or 27.0%, between periods, led by growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support standardized digital testing requirements. Net sales to healthcare customers increased $135.9 million, or 12.5%, between periods, driven by growth in desktop computers, notebook/mobile devices, netcomm products, and software.

Gross profit
Gross profit increased $117.4 million, or 8.9%, to $1,429.4 million for the nine months ended September 30, 2014, compared to $1,312.0 million for the nine months ended September 30, 2013. As a percentage of total net sales, gross profit decreased 50 basis points to 15.8% for the nine months ended September 30, 2014, down from 16.3% for the nine months ended September 30, 2013. Gross profit margin was negatively impacted 30 basis points by unfavorable price/mix changes within product margin, as transactional product categories such as notebooks/mobile devices experienced a higher rate of net sales growth than our overall net sales growth, accompanied by continuing product margin compression in these product categories. A decrease of five basis points was due to a lower mix of revenue recorded on a net basis, such as commission revenue and net service contract revenue. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services and warranties, also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Additionally, we experienced an unfavorable impact of 10 basis points from vendor funding. Although vendor funding dollars increased, it represented a lower percentage of net sales in the nine months ended September 30, 2014 compared to the prior year period. Vendor funding includes purchase discounts, volume rebates and cooperative advertising.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.

Selling and administrative expenses
Selling and administrative expenses decreased $30.1 million, or 3.5% to $820.2 million for the nine months ended September 30, 2014, compared to $850.3 million for the nine months ended September 30, 2013. The overall decrease was largely driven by the absence of $74.3 million in costs incurred during 2013 related to the completion of the IPO. This decrease was partially offset by certain coworker costs which increased $20.0 million, or 12.3%, between years which was primarily due to higher compensation consistent with increased coworker count and attainment-based compensation accruals tied to year-to-date performance. Total coworker count was 7,242, up 328 from 6,914 at September 30, 2013. Total coworker count was 6,967 at December 31, 2013. In addition, sales payroll, including sales commissions and other variable compensation costs, increased $11.9 million, or 3.3%, between years, consistent with higher sales and gross profit. Further, selling and administrative expenses increased $7.3 million, or 88.6%, driven by the absence of a favorable legal settlement that occurred in the third quarter of 2013 in which we were a claimant. As a percentage of total net sales, selling and administrative expenses decreased 150 basis points to 9.1% in the first nine months of 2014, down from 10.6% in the first nine months of 2013. The decrease in selling and administrative expenses as a percentage of sales was largely driven by a decline of 90 basis points in costs related to the IPO during the nine months ended September 30, 2013.

Advertising expense
Advertising expense increased $5.4 million, or 5.6%, to $100.5 million for the nine months ended September 30, 2014, compared to $95.1 million for the prior year period. As a percentage of total net sales, advertising expense was 1.1% for both the nine months ended September 30, 2014 and September 30, 2013. The dollar increase in advertising expense was primarily due to a continued focus on branding, which reinforces our reputation as a leading IT solutions provider.

Income from operations
The following table presents income (loss) from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income (loss) from operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$323.9	6.8%	$260.5	5.9%	24.3%
Public	244.1	6.6	185.8	5.9	31.4
Other	22.7	4.3	18.6	3.9	22.3
Headquarters (2)	(82.0)	nm*	(98.3)	nm*	16.6
Total income from operations	$508.7	5.6%	$366.6	4.6%	38.8%
* Not meaningful

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $508.7 million for the nine months ended September 30, 2014, an increase of $142.1 million, or 38.8%, compared to $366.6 million for the nine months ended September 30, 2013. The results for the nine months ended September 30, 2014 were driven by higher net sales and gross profit. Total operating margin percentage increased 100 basis points to 5.6% for the nine months ended September 30, 2014, from 4.6% for the nine months ended September 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of costs related to our IPO in the third quarter of 2013, and was partially offset by a decrease in gross profit margin.
Corporate segment income from operations was $323.9 million for the nine months ended September 30, 2014, an increase of $63.4 million, or 24.3%, compared to $260.5 million for the nine months ended September 30, 2013. This increase was primarily driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 90 basis points to 6.8% in the nine months ended September 30, 2014 from 5.9% in the nine months ended September 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of costs related to our IPO in the third quarter of 2013, and was partially offset by a decrease in gross profit margin.
Public segment income from operations was $244.1 million for the nine months ended September 30, 2014, an increase of $58.3 million, or 31.4%, compared to $185.8 million for the nine months ended September 30, 2013. This increase was primarily driven by higher net sales and gross profit. Public segment operating margin percentage increased 70 basis points to 6.6% in the nine months ended September 30, 2014, from 5.9% in the nine months ended September 30, 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of costs related to our IPO in the third quarter of 2013, and was partially offset by a decrease in gross profit margin.
Interest expense, net
At September 30, 2014, our outstanding long-term debt totaled $3,161.7 million compared to $3,410.1 million at September 30, 2013. Net interest expense for the nine months ended September 30, 2014 was $148.7 million a decrease of $49.9 million compared to $198.6 million for the nine months ended September 30, 2013. Net interest expense decreased $45.8 million due to lower debt balances for the nine months ended September 30, 2014 compared to the same period of the prior year as a result of debt repayments and refinancing activities completed during 2013 and 2014. The remaining decrease was primarily attributable to lower effective interest rates and reduced amortization of deferred financing costs for the nine months ended September 30, 2014.

Net loss on extinguishments of long-term debt
During the nine months ended September 30, 2014, we recorded a net loss on extinguishment of long-term debt of $53.8 million compared to $55.5 million for the same period in 2013.
In September 2014, we redeemed $234.7 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $22.1 million in the consolidated statement of operations for the three and nine months ended September 30, 2014, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs and unamortized premium.
In August 2014, we redeemed all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes. We recorded a loss on extinguishment of debt of $23.7 million in the consolidated statement of operations for the three and nine months ended September 30, 2014, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In June 2014, we entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility. The Revolving Loan replaces our previous revolving loan credit facility that was to mature on June 24, 2016. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million in the consolidated statement of operations for the nine months ended September 30, 2014, representing a write-off of a portion of unamortized deferred financing costs.
In May 2014, we redeemed all of the remaining $42.5 million aggregate principal amount of the Senior Subordinated Notes. We recorded a loss on extinguishment of long-term debt of $2.2 million in the consolidated statement of operations for the nine months ended September 30, 2014, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In March 2014, we repurchased $25.0 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the nine months ended September 30, 2014, representing the difference between the repurchase price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In January and February 2014, we redeemed $50.0 million aggregate principal amount of the Senior Subordinated Notes. We recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the nine months ended September 30, 2014, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In August 2013, we redeemed $324.0 million aggregate principal amount of the Senior Subordinated Notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $24.6 million in the consolidated statement of operations for the three and nine months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In July 2013, we redeemed $175.0 million aggregate principal amount of the Senior Secured Notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the three and nine months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
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
In March 2013, we redeemed $50.0 million aggregate principal amount of the Senior Subordinated Notes. We recorded a loss on extinguishment of long-term debt of $3.9 million in the consolidated statement of operations for the nine months ended September 30, 2013, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs. A higher contractual redemption premium percentage was in effect during the three months ended March 31, 2013, resulting in a larger loss on extinguishment for the March 2013 redemption compared to the January and February 2014 redemptions discussed above.

Income tax expense
Income tax expense was $114.5 million for the nine months ended September 30, 2014, compared to $40.1 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 37.2% and 35.5% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the 2014 effective income tax rate was primarily attributable to a lower rate impact on state tax credits due to the increase in income before income taxes.

Net income
Net income was $193.1 million for the nine months ended September 30, 2014, compared to $72.8 million for the nine months ended September 30, 2013. Significant factors and events causing the net changes between the periods are discussed above.

Non-GAAP net income
Non-GAAP net income was $307.7 million for the nine months ended September 30, 2014, an increase of $87.0 million, or 39.4%, compared to $220.7 million for the nine months ended September 30, 2013.
We have included a reconciliation of Non-GAAP net income for the nine months ended September 30, 2014 and 2013 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, IPO- and secondary-offering-related expenses and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Nine Months Ended September 30,
	2014	2013
Net income	$193.1	$72.8
Amortization of intangibles (1)	120.8	120.5
Non-cash equity-based compensation	11.5	6.4
Litigation, net (2)	(0.6)	(10.4)
Net loss on extinguishments of long-term debt	53.8	55.5
Interest expense adjustment related to extinguishments of long-term debt (2)	(1.1)	(5.4)
IPO- and secondary-offering-related expenses (3)	1.2	74.3
Aggregate adjustment for income taxes (4)	(71.0)	(93.0)
Non-GAAP net income	$307.7	$220.7

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)	Relates to unusual, non-recurring litigation matters.

(3)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(4)	IPO- and secondary-offering-related expenses consist of the following:

(in millions)	Nine Months Ended September 30,
	2014	2013
Acceleration charge for certain equity awards and related employer payroll taxes	$—	$40.7
RDU Plan cash retention pool accrual	—	7.5
Management services agreement termination fee	—	24.4
Other expenses	1.2	1.7
IPO- and secondary-offering-related expenses	$1.2	$74.3

(5)	Based on a normalized effective tax rate of 39.0%.

Adjusted EBITDA
Adjusted EBITDA was $683.4 million for the nine months ended September 30, 2014, an increase of $76.1 million, or 12.5%, compared to $607.3 million for the nine months ended September 30, 2013. As a percentage of net sales, Adjusted EBITDA was 7.6% for the nine months ended September 30, 2014 compared to 7.5% for the nine months ended September 30, 2013.
We have included reconciliations of EBITDA and Adjusted EBITDA for the nine months ended September 30, 2014 and 2013 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Nine Months Ended September 30,
	2014	2013
Net income	$193.1	$72.8
Depreciation and amortization	155.9	156.3
Income tax expense	114.5	40.1
Interest expense, net	148.7	198.6
EBITDA	612.2	467.8

Adjustments:
Non-cash equity-based compensation	11.5	6.4
Sponsor fee	—	2.5
Net loss on extinguishments of long-term debt	53.8	55.5
Litigation, net (1)	(0.9)	(8.2)
IPO- and secondary-offering-related expenses (2)	1.2	74.3
Other adjustments (3)	5.6	9.0
Total adjustments	71.2	139.5
Adjusted EBITDA	$683.4	$607.3

(1)	Relates to unusual, non-recurring litigation matters.

(2)	As defined under non-GAAP net income above.

(3)	Other adjustments primarily include certain historical retention costs and equity investment income.

The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
(in millions)	2014	2013
EBITDA	$612.2	$467.8
Depreciation and amortization	(155.9)	(156.3)
Income tax expense	(114.5)	(40.1)
Interest expense, net	(148.7)	(198.6)
Net income	193.1	72.8
Depreciation and amortization	155.9	156.3
Equity-based compensation expense	11.5	44.3
Deferred income taxes	(67.2)	(21.3)
Amortization of deferred financing costs, debt premium and debt discount, net	4.8	7.1
Net loss on extinguishments of long-term debt	53.8	55.5
Other	0.4	0.1
Changes in assets and liabilities	(1.8)	56.0
Net cash provided by operating activities	$350.5	$370.8

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
See Note 13 "Subsequent Events" to the accompanying unaudited interim consolidated financial statements for a description of the liquidity-related announcements made during the fourth quarter of 2014, including the declaration of an increased quarterly cash dividend and the authorization of a $500 million share repurchase program.

Cash Flows
Cash flows from operating, investing and financing activities were as follows:

(in millions)	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$350.5	$370.8
Investing activities	(56.0)	(30.5)

Net change in accounts payable-inventory financing	43.1	(24.0)
Other cash flows from financing activities	(166.8)	(3.4)
Financing activities	(123.7)	(27.4)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.6)
Net increase in cash and cash equivalents	$169.7	$312.3

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 decreased $20.3 million compared to the same period of the prior year. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense, deferred income taxes, and net loss on extinguishments of long-term debt increased $37.5 million, reflecting stronger operating results and lower interest expense in the first nine months of 2014 compared to the prior year period. Net changes in assets and liabilities decreased cash by $1.8 million in the first nine months of 2014 compared to an increase of $56.0 million in the first nine months of 2013, resulting in a change of $57.8 million between periods. During the nine months ended September 30, 2014, the cash inflows from accounts payable-trade decreased $39.7 million compared to the same period of the prior year. Although the accounts payable-trade balance was higher at September 30, 2014 compared to September 30, 2013 due to strategic investments in inventory, a relatively higher beginning balance at December 31, 2013 driven by accelerated sales growth during that month compared to December 2012 drove the decline in cash contributions year-over-year. The unfavorable timing of quarter-end payments in 2014 compared to 2013 also contributed to the decrease in cash inflows from accounts payable-trade between years. Additionally, cash inflows from other current liabilities decreased $29.6 million primarily due to accrued interest. During the nine months ended September 30, 2014, the cash inflows from accrued interest decreased compared to the same period of the prior year due to debt repayments in 2013 and 2014 and the timing of semi-annual interest payments.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

The following table presents the components of our cash conversion cycle:

(in days)	September 30
	2014	2013
Days of sales outstanding (DSO) (1)	42	41
Days of supply in inventory (DIO) (2)	14	14
Days of purchases outstanding (DPO) (3)	(36)	(35)
Cash conversion cycle	20	20

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

The cash conversion cycle remained flat at 20 days for both September 30, 2014 and September 30, 2013. The increase in DSO was primarily driven by an increase in receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the statement of operations is recorded on a net basis. The increase in DPO was primarily due to an increase in payables for third-party services, which offsets the related increase in DSO discussed above. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sales in the statement of operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales.

Investing Activities
Net cash used in investing activities increased $25.5 million in the nine months ended September 30, 2014 compared to the same period of the prior year. The increase was primarily driven by the payment of an accrued charitable contribution during the first quarter of 2014. In connection with a 2007 business combination, we agreed with a significant selling shareholder to establish the MPK Coworker Incentive Plan II (the “MPK Plan”) and to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). This arrangement has been accounted for as contingent consideration. Pre-2009 business combinations were accounted for under a former accounting standard which, among other aspects, did not require the recognition of certain contingent consideration as of the business combination date. Instead, under the former accounting standard, contingent consideration is accounted for as additional purchase price (goodwill) at the time the contingency is resolved. In connection with the completion of our IPO in July 2013, we accrued $20.9 million related to this arrangement in other current liabilities. As of September 30, 2014, this liability was fully settled in cash. Following the IPO, there is no remaining activity under the MPK Plan.
Capital expenditures were $34.4 million and $30.5 million for the nine months ended September 30, 2014 and 2013, respectively, primarily for improvements to our information technology systems during both periods.

Financing Activities
Net cash used in financing activities increased $96.3 million in the nine months ended September 30, 2014 compared to the same period of the prior year. The increase was primarily driven by proceeds from shares of common stock issued as a result of our IPO in 2013 and dividends paid in 2014, which was partially offset by a decrease in cash used in debt transactions and accounts payable-inventory financing. Our July 2013 IPO generated $424.7 million in net proceeds in 2013 after deducting underwriting discounts, expenses and transaction costs. Additionally, we commenced the payment of quarterly cash dividends on our common stock in the fourth quarter of 2013. Cash dividends of $21.9 million were paid during the first nine months of 2014. There was no corresponding activity in the first nine months of 2013. These increases of cash used were partially offset by the net impact of our debt transactions which resulted in cash outflows of $149.9 million and $403.9 million during the nine months ended September 30, 2014 and 2013, respectively, as we completed the issuance of $600.0 million of 2022 Senior Notes, which partially offset the cash used in 2014 to reduce our total long-term debt. Each debt transaction is described below under "Long-Term Debt and Financing Arrangements." An increase in accounts payable-inventory financing of $67.1 million also partially offset the increases of cash used, which was primarily due to higher purchase volumes from a certain vendor to support the overall increase in net sales.

Long-Term Debt and Financing Arrangements
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	September 30, 2014	December 31, 2013
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,517.4	1,528.9
Unamortized discount on senior secured term loan facility		(3.9)	(4.4)
Senior secured notes due 2018	—%	—	325.0
Senior notes due 2019	8.5%	1,045.3	1,305.0
Unamortized premium on senior notes due 2019		2.9	4.2
Senior notes due 2022	6.0%	600.0	—
Senior subordinated notes due 2017	—%	—	92.5
Total long-term debt		3,161.7	3,251.2
Less current maturities of long-term debt		(15.4)	(45.4)
Long-term debt, excluding current maturities		$3,146.3	$3,205.8
(1)Interest rate at September 30, 2014.
At September 30, 2014, we were in compliance with the covenants under our various credit agreements as described below.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At September 30, 2014, we had no outstanding borrowings under the Revolving Loan, $2.2 million of undrawn letters of credit and $292.5 million reserved related to the floorplan sub-facility.

On June 6, 2014, we entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 6, 2019, subject to an acceleration provision discussed below. The Revolving Loan replaces our previous revolving loan credit facility that was to mature on June 24, 2016. The Revolving Loan (i) increases the overall revolving credit facility capacity available to us from $900.0 million to $1,250.0 million, (ii) increases the maximum aggregate amount of increases that may be made to the revolving credit facility from $200.0 million to $300.0 million, (iii) maintains a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the final maturity of any then outstanding senior debt if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) decreases the fee on the unused portion of the revolving credit facility from either 37.5 or 50 basis points, depending on the amount of utilization, to 25 basis points, (v) decreases the applicable interest rate margin by 50 basis points, and (vi) amends the existing inventory floorplan sub-facility as discussed below. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million in the consolidated statement of operations for the nine months ended September 30, 2014, representing a write-off of a portion of unamortized deferred financing costs. Fees of $6.4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis.

The Revolving Loan incorporates the previous inventory floorplan sub-facility and related Revolving Loan inventory financing agreement while removing the previous $400.0 million limit on the size of the floorplan sub-facility and the in-transit reserve of 15% of open orders. At September 30, 2014, the financial intermediary reported an outstanding balance of $292.5 million under the Revolving Loan inventory financing agreement. The amount included on our consolidated balance sheet as of September 30, 2014 as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $298.8 million includes a $6.3 million accrual for amounts in transit.

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

Under the new Revolving Loan, we are permitted to borrow an aggregate amount of $1,250.0 million; however, our ability to borrow under the Revolving Loan is limited by a borrowing base. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At September 30, 2014, the borrowing base was $1,408.1 million based on the amount of eligible inventory and accounts receivable balances as of August 30, 2014. We could have borrowed up to an additional $955.3 million under the Revolving Loan at September 30, 2014.

The ability to borrow under the Revolving Loan also remains limited by a minimum liquidity condition which provides that, if excess cash availability is less than the lesser of (i) $125.0 million and (ii) the greater of (A) 10% of the borrowing base and (B) $100.0 million, the lenders are not required to lend any additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio (as described in the agreement evidencing the Revolving Loan) is at least 1.00 to 1.00.
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
We are required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At September 30, 2014, the outstanding principal amount of the Term Loan was $1,517.4 million, excluding $3.9 million in unamortized discount.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. The total net leverage ratio was 3.2 at September 30, 2014. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended September 30, 2014.
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, we have entered into interest rate cap agreements. Prior to September 2014, we had ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million. Of the total $1,150.0 million notional amount, $500.0 million entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 3.5% during the agreement period. The remaining interest rate cap agreements with a notional amount of $650.0 million entitle us to payments from the counterparty of the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. The fair value of our interest rate cap agreements was zero at both September 30, 2014 and December 31, 2013.
In September 2014, we entered into two additional interest rate cap agreements with a combined notional amount of $250.0 million. Under these agreements, we made premium payments totaling $0.7 million to the counterparties in exchange for the right to receive payments equal to the amount, if any by which three-month LIBOR exceeds 2.0% during the agreement period. These interest rate cap agreements are effective January 14, 2015 through January 17, 2017. The fair value of these interest rate cap agreements was $0.6 million at September 30, 2014.

Our interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. Instead, the interest rate cap agreements are recorded at fair value on our consolidated balance sheet each period, with changes in fair value recorded directly to interest expense, net on our consolidated statements of operations. The fair value of our interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. We also incorporate credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.
On January 30, 2013, we made an optional prepayment of $40.0 million aggregate principal amount outstanding under the Prior Term Loan Facility. The optional prepayment satisfied the excess cash flow payment provision of the Prior Term Loan Facility with respect to the year ended December 31, 2012.
See Note 13 "Subsequent Events" to the accompanying unaudited interim consolidated financial statements for a description of the interest rate cap agreements entered into during the fourth quarter of 2014.
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
As of September 30, 2014, there were no outstanding 8.0% Senior Secured Notes.
On August 5, 2014, the proceeds from the issuance of the 2022 Senior Notes discussed below, along with cash on hand, were deposited with the trustee to redeem all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 106.061% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. On the same date, the indenture governing the Senior Secured Notes was satisfied and discharged. The redemption date was September 5, 2014. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $23.7 million in the consolidated statement of operations for the three and nine months ended September 30, 2014, which was comprised of $4.0 million for the write-off of the unamortized deferred financing fees, a redemption premium of $13.0 million and a make-whole interest payment of $6.7 million.
On July 2, 2013, we used a portion of the net proceeds from the IPO to redeem $175.0 million aggregate principal amount of the Senior Secured Notes. The redemption price of the Senior Secured Notes was 108.0% of the principal amount redeemed, plus $0.7 million of accrued and unpaid interest to the date of redemption. We used cash on hand to pay such accrued and unpaid interest. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $16.7 million in the consolidated statement of operations for the three and nine months ended September 30, 2013. This loss represented $14.0 million in redemption premium and $2.7 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Secured Notes.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
At September 30, 2014, the outstanding principal amount of 2019 Senior Notes was $1,045.3 million, excluding $2.9 million in unamortized premium. The 2019 Senior Notes mature on April 1, 2019.
On August 5, 2014, the proceeds from the issuance of the 2022 Senior Notes discussed below, along with cash on hand, were deposited with the trustee to redeem $234.7 million aggregate principal amount of the 2019 Senior Notes at a redemption price of 108.764% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was September 5, 2014. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $22.1 million in the consolidated statement of operations for the three and nine months ended September 30, 2014, which was comprised of $2.2 million for the write-off of a portion of the unamortized deferred financing fees, a redemption premium of $10.0 million, and a make-whole interest payment of $10.6 million, partially offset by $0.7 million for the write-off of a portion of the unamortized premium.
On March 20, 2014, we repurchased and subsequently canceled $25.0 million aggregate principal amount of 2019 Senior Notes from an affiliate of Providence Equity in a privately negotiated transaction on an arms' length basis at a price of 109.75% of the principal amount. Cash on hand was used to fund the repurchase of $25.0 million aggregate principal amount, $2.4 million of repurchase premium and $1.0 million in accrued and unpaid interest to the date of repurchase. In connection with this repurchase, we recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the nine months ended September 30, 2014. This loss represented $2.4 million in repurchase premium and $0.3 million for the write-off of a portion of the unamortized deferred financing costs related to the 2019 Senior Notes.
6.0% Senior Notes due 2022 ("2022 Senior Notes")
On August 5, 2014, CDW LLC and CDW Finance Corporation, as co-issuers, completed the issuance of $600.0 million aggregate principal amount of 2022 Senior Notes. Fees of $8.0 million related to the 2022 Senior Notes were capitalized as deferred financing costs and are being amortized over the term of the notes on a straight line basis. The 2022 Senior Notes will mature on August 15, 2022.
CDW LLC and CDW Finance Corporation are the co-issuers of the 2022 Senior Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The 2022 Senior Notes indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to enter into sale and lease-back transactions, incur additional secured indebtedness, and create liens. The 2022 Senior Notes do not contain any financial covenants.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At September 30, 2014, there were no outstanding Senior Subordinated Notes due 2017.
On May 9, 2014, we redeemed all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. Cash on hand was used to fund the redemption of $42.5 million aggregate principal amount, $1.8 million in redemption premium and $0.4 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $2.2 million in the consolidated statement of operations for the nine months ended September 30, 2014. This loss represented $1.8 million in redemption premium and $0.4 million for the write-off of the remaining deferred financing costs related to the Senior Subordinated Notes.
On January 22, 2014 and February 21, 2014, we redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes, respectively, at redemption prices that were 104.178% of the principal amounts redeemed. Cash on hand was used to fund the redemptions of $50.0 million aggregate principal amount, $2.1 million in redemption premiums and $1.9 million in aggregate accrued and unpaid interest to the dates of redemption. In connection with these redemptions, we recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the nine months ended September 30, 2014. This loss represented $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	September 30, 2014	December 31, 2013
Revolving Loan inventory financing agreement	$298.8	$256.1
Other inventory financing agreements	0.9	0.5
Accounts payable-inventory financing	$299.7	$256.6
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
We also maintain other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At September 30, 2014 and December 31, 2013, amounts owed under other inventory financing agreements of $0.9 million and $0.5 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

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
As of September 30, 2014, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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

Going Concern
In August 2014, the FASB issued ASU 2014-15, which sets forth guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related footnote disclosures. This standard defines the term “substantial doubt,” requires management to perform an evaluation every reporting period, and provides principles for considering the mitigating effects of management’s plans. The standard is effective for us for the fourth quarter of 2016 with early adoption permitted. Management currently does not expect that this standard will have a material impact on our financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, there had been no material change in this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
4.1
Indenture, dated as of August 5, 2014, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on August 6, 2014 and incorporated herein by reference.

4.2	Form of 6.00% Senior Note (included as Exhibit A to Exhibit 4.1), previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on August 6, 2014 and incorporated herein by reference.

10.1*	Withdrawal from Registration Agreement, dated as of August 27, 2014, by and among CDW Corporation, John A. Edwardson and Whispering Pine Capital LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith

**	These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	November 12, 2014	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)