Form 10-K
period 2014-12-31
CDW Corp
filed 2015-02-26
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,762.3 million, based on the per share closing sale price of $31.88 on that date.
As of February 20, 2015, there were 172,275,656 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2015 Annual Meeting of Shareholders, to be filed not later than 120 days after December 31, 2014, are incorporated by reference into Part III of this report.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2014

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
These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
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

PART I
Item 1. Business
Our Company
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of approximately 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology "agnostic," with a product portfolio that includes over 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of nearly 4,600 coworkers, including more than 1,800 field sellers, highly-skilled technology specialists and advanced service delivery engineers.

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

Our customers include private sector businesses many of which employ fewer than 5,000 employees, government agencies and educational and healthcare institutions. We serve our customers through channel-specific sales teams and service delivery teams with extensive technical skills and knowledge of the specific markets they serve. This market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions for our customers. We currently have five dedicated customer channels: medium/large business, small business, government, education and healthcare, each of which generated nearly $1 billion or more in net sales in 2014. The scale and diversity of our customer channels provide us with multiple avenues for growth and a balanced customer base to weather economic and technology cycles.

The following table provides information regarding our reportable segments and our customer channels:

	Corporate Segment		Public Segment
Customer Channels	Medium/Large Business	Small Business	Government	Education	Healthcare	Other
Target Customers	100 - 5,000 employees	10 - 100 employees	Various federal, state and local agencies	Higher education and K-12	Hospitals, ambulatory service providers and long-term care facilities	Advanced services customers plus Canada
2014 Net Sales (in billions)	$5.5	$1.0	$1.5	$1.8	$1.6	$0.7
For further information on our segments, including financial results, see Note 17 to the accompanying audited consolidated financial statements included elsewhere in this report.
We offer more than 1,000 brands, from well-established companies such as APC, Apple, Cisco, EMC, Google, Hewlett-Packard, IBM, Lenovo, Microsoft, NetApp, Samsung, Symantec and VMware to emerging vendor partners such as Aerohive Networks, Box, Inc., Drobo, Jive, Nimble Storage, Nutanix, and Ruckus. In 2014, we generated over $1 billion of revenue for each of four of our vendor partners and over $100 million of revenue for each of 12 other vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, EMC and Microsoft, which reflects the extensive product and solution knowledge and capabilities that we bring to our customers' IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
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

Prior to July 2, 2013, the date of our initial public offering (“IPO”), Parent was owned directly by CDW Holdings LLC ("CDW Holdings"), a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. (the "Sponsors"), certain other co-investors and certain members of CDW management. Before the IPO, Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. owned 46.0% and 40.6% of our common stock, respectively. After the IPO and through subsequent secondary offerings in fourth quarter of 2013 and during 2014, the Sponsors' ownership has significantly decreased. As of December 31, 2014, the Sponsors own 15.5% and 13.7% of our common stock, respectively.

On July 2, 2013, Parent completed the IPO of its common stock. In connection with the IPO, CDW Holdings distributed all of its shares of Parent's common stock to its members in June 2013 in accordance with the members' respective membership interests and was subsequently dissolved in August 2013. See Note 9 to the accompanying audited consolidated financial statements included elsewhere in this report for additional discussion of the IPO.
On November 10, 2014, we completed the acquisition of a 35% non-controlling equity interest in Kelway TopCo Limited ("Kelway"), a UK-based IT solutions provider, which has global supply chain relationships that enable it to conduct business in more than 100 countries. This investment strengthens our ability to provide a more comprehensive solution to our customers and enhances our ability to serve our existing multi-national customers.
Our Market
We operate in the U.S. and Canadian IT markets, which are large and growing markets. According to IDC, the overall U.S. IT market generated approximately $675 billion in sales in 2014. We believe our addressable market in the U.S. in the indirect sales channel represents more than $215 billion in annual sales and for the year ended December 31, 2014, our U.S. net sales of $11.5 billion represented approximately 5% of that highly diverse and fragmented market. According to IDC, the overall Canadian IT market generated more than $50 billion in sales in 2014. We believe our addressable market in Canada in the indirect sales channel represents more than $11 billion in annual sales and for the year ended December 31, 2014, our net sales of $532 million in Canada represented approximately 5% of that market. We believe we have the largest market share in our addressable market, with our 2014 net sales exceeding the cumulative North American net sales of our four largest publicly traded sales channel competitors, based upon publicly available information for those companies. New technologies, including cloud, virtualization and mobility, coupled with the resulting increase in demand for data as well as aging infrastructure, are increasingly requiring businesses and institutions to seek integrated solutions to their IT needs. We expect this trend to continue for the foreseeable future, with end-user demand for business efficiency and productivity driving future IT spending growth.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions that include one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and service categories and we estimate that approximately 47% of our net sales in 2014 came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, enterprise and data storage, video monitors, printers, desktop computers and servers. Our software products include application suites, security, virtualization, operating systems, network management and Software as a Service (“SaaS”) offerings. We also provide a full suite of value-added-services, which range from basic installation, warranty and repair services to custom configuration, data center and network implementation services, as well as managed services that include Infrastructure as a Service (“IaaS”) offerings.
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
•Cloud Computing: We provide our customers with a broad portfolio of cloud-based solutions, which are technology delivered as a service. Our cloud offerings include: Infrastructure as a Service (IaaS), which delivers compute, networking, storage, and data center capabilities via the cloud; Software as a Service (SaaS), which connects users to cloud-based software applications; and Platform as a Service (PaaS), which enables development and ongoing maintenance of cloud-based solutions. We provide public cloud solutions which reside off customer premises on a public (shared) infrastructure, and private cloud solutions, which reside on customer premises. We also offer hybrid cloud solutions that deliver the benefits of both public and private solutions. Our migration, integration and managed services offerings help our customers simplify cloud adoption, as well as the ongoing management of cloud solutions across the entire IT lifecycle. Dedicated Cloud Client Executives work with our customers to architect cloud solutions that meet their organizational, technology and financial objectives.
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

	Year Ended December 31, 2014		Year Ended December 31, 2013 (1)		Year Ended December 31, 2012 (1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$2,352.3	19.5%	$1,698.4	15.8%	$1,462.8	14.4%
NetComm Products	1,615.9	13.4	1,486.3	13.8	1,351.5	13.3
Enterprise and Data Storage (Including Drives)	1,024.3	8.5	999.2	9.3	981.5	9.7
Other Hardware	4,549.2	37.6	4,178.5	38.8	4,075.7	40.3
Software (2)	2,076.7	17.2	1,993.1	18.5	1,877.7	18.5
Services	371.4	3.1	332.7	3.1	285.0	2.8
Other (3)	84.7	0.7	80.4	0.7	94.0	1.0
Total net sales	$12,074.5	100.0%	$10,768.6	100.0%	$10,128.2	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2014.

(2)	The decline in software as a percentage of total net sales is primarily driven by a higher proportion of revenue recorded on a net basis, including SaaS.

(3)	Includes items such as delivery charges to customers and certain commission revenue.
Our Customers
We provide integrated IT solutions to approximately 250,000 small, medium and large business, government, education and healthcare customers throughout the U.S. and Canada. Sales to the U.S. federal government, which are diversified across multiple agencies and departments, collectively accounted for approximately 7%, 7% and 10% of total net sales in 2014, 2013 and 2012, respectively. However, there are several independent purchasing decision-makers across these agencies and departments. Excluding these sales to the federal government, we are not reliant on any one customer, as our next five largest customers cumulatively comprised approximately 3% of our net sales in 2014.
Inventory Management
We utilize our IT systems to manage our inventory in a cost-efficient manner, resulting in a rapid-turn inventory model. We generally only stock items that have attained a minimum sales volume.

Our distribution process is highly automated. Once a customer order is received and credit approved, orders are automatically routed to one of our distribution centers for picking and shipping as well as configuration and imaging services. We operate two distribution centers: a 450,000 square foot facility in Vernon Hills, Illinois, and a 513,000 square foot facility in North Las Vegas, Nevada. We ship almost 37 million units annually on an aggregate basis from our two distribution centers. We believe that the location of our distribution centers allows us to efficiently ship products throughout the U.S. and provide timely access to our principal distributors. In addition, in the event of weather-related or other disruptions at one of our distribution centers, we are able to shift order processing and fulfillment from one center to the other quickly and efficiently, enabling us to continue to ship products in a timely manner. We believe that competitive sources of supply are available in substantially all of the product categories we offer. We continue to improve the productivity of our distribution centers as measured by key performance indicators such as units shipped per hour worked and bin accuracy.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at either of our distribution centers. These arrangements generally represent approximately 40% to 50% of total net sales, including approximately 15% to 20% related to electronic delivery for software licenses.
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
In addition to purchasing products directly from our vendor partners, we purchase products from wholesale distributors for resale to our customers or for inclusion in the solutions we offer. These wholesale distributors provide logistics management and supply-chain services for us, as well as for our vendor partners. For the year ended December 31, 2014, we purchased 54% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 46% from wholesale distributors. Purchases from our three largest wholesale distributors, Tech Data, SYNNEX and Ingram Micro each represented 9% of our total purchases. Sales of products manufactured by Apple, Cisco, EMC, Hewlett-Packard, Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate 54% of our net sales in 2014. Sales of products manufactured by Hewlett-Packard and Cisco represented 18% and 14%, of our 2014 net sales, respectively.
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
Coworkers
As of December 31, 2014, we employed 7,211 coworkers, none of whom is covered by collective bargaining agreements. We consider our coworker relations to be good.
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
Item 1A. Risk Factors

There are many factors that affect our business, results of operations and cash flows, some of which are beyond our control. The following is a description of some important factors that may cause our actual results of operations and cash flows in future periods to differ materially from those currently expected or desired.
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
Our sales to our Public segment customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7% of 2014 net sales. An adverse change in government spending policies (including ongoing budget cuts at the federal level), budget priorities or revenue levels could cause our Public segment customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. For example, in 2013, as a result of sequestration and related budget uncertainty and the partial shutdown of the federal government for 16 days, we experienced significantly reduced Federal sales in our Public segment.
Our business depends on our vendor partner relationships and the availability of their products.

We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2014, we purchased approximately 54% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows, particularly given our substantial indebtedness.
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
Although we purchase from a diverse vendor base, in 2014, products we purchased from distributors Tech Data, SYNNEX and Ingram Micro each represented 9% of our total purchases. In addition, sales of Apple, Cisco, EMC, Hewlett-Packard, Lenovo and Microsoft products comprise a substantial portion of our sales, representing approximately 54% of net sales in 2014. Sales of products manufactured by Hewlett-Packard and Cisco represented approximately 18% and 14%, respectively, of our 2014 net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including SaaS, IaaS and PaaS. We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. A decrease in the rate of innovation, or the lack of acceptance of innovations by customers, could have an adverse effect on our business, results of operations or cash flows.
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

We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us, cloud-based solutions and technologies that deliver technology solutions as a service could increase the amount of sales directly to customers rather than through solutions providers like us, or could reduce the amount of hardware we sell, leading to a reduction in our sales and/or profitability. In addition, some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to our customers. Moreover, traditional OEMs have increased their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. If any of these trends becomes more prevalent, it could adversely affect our business, results of operations or cash flows.
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
Revenues in our Public segment are derived from sales to governmental entities, educational institutions and healthcare customers, through various contracts and open market sales of products and services. Sales to Public segment customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including but not limited to the False Claims Act and the Medicare and Medicaid Anti-Kickback Statute) could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other Public segment customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the Public segment. In addition, contracts in the Public segment are generally terminable at any time for convenience of the contracting agency or group purchasing organization (“GPO”) or upon default. Furthermore, our inability to enter into or retain contracts with GPOs may threaten our ability to sell to customers in those GPOs and compete. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.
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

We cannot predict whether the countries in which the products we sell are purchased or manufactured, or may be purchased or manufactured in the future, will be subject to new or additional trade restrictions or sanctions imposed by the U.S. or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards and customs restrictions against the products we sell, as well as foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations or cash flows. In addition, our exports are subject to regulations and noncompliance with these requirements could have a negative effect on our business, results of operations or cash flows.
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
We could be exposed to additional risks if we continue to make strategic investments or acquisitions or enter into alliances.
We may continue to pursue transactions, including strategic investments, acquisitions or alliances, in an effort to extend or complement our existing business. These types of transactions involve numerous business risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management's attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses, any of which could adversely affect our operations.
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
Failure to comply with the laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows.
Our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including, but not limited to, areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors, or agents violating such laws and regulations or our policies and procedures.
We have significant deferred cancellation of debt income.
As a result of a 2009 debt modification, we realized $395.5 million of cancellation of debt income (“CODI”). We made an election under Code Section 108(i) to defer this CODI from taxable income, pursuant to which we are also required to defer certain original issue discount (“OID”) deductions as they accrue. As of December 31, 2013, we had deferred approximately $114.5 million of OID deductions. Starting in 2014, we were required to include the deferred CODI and the deferred OID into taxable income ratably over a five-year period ending in 2018. Because we have more CODI than the aggregate of our deferred OID on the relevant remaining debt instruments, we will have a future cash tax liability associated with our significant deferred CODI. We have reflected the associated cash tax liability in our deferred taxes for financial accounting purposes.
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
We have a substantial amount of indebtedness. As of December 31, 2014, we had $3.2 billion of total long-term debt outstanding, as defined by GAAP, and $332.1 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $935.6 million under our senior secured asset-based revolving credit facility (the “Revolving Loan”). Our substantial indebtedness could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•
requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries' debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	requiring us to comply with restrictive covenants in our senior credit facilities and indentures, which limit the manner in which we conduct our business;

•	making it more difficult for us to obtain vendor financing from our vendor partners, including original equipment manufacturers and software publishers;

•	limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;

•	placing us at a competitive disadvantage compared to any of our less-leveraged competitors;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions; and

•
limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

Restrictive covenants under our senior credit facilities and, to varying degrees, our indentures may adversely affect our operations and liquidity.
Our senior credit facilities and, to varying degrees, our indentures contain, and any future indebtedness of ours may contain, various covenants that limit our ability to, among other things:

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
As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. A breach of any of these covenants or any of the other restrictive covenants would result in a default under our senior credit facilities. Upon the occurrence of an event of default under our senior credit facilities, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable; or

•	could require us to apply all of our available cash to repay these borrowings.
The acceleration of amounts outstanding under our senior credit facilities would likely trigger an event of default under our existing indentures.
If we were unable to repay those amounts, the lenders under our senior credit facilities could proceed against the collateral granted to them to secure our borrowings thereunder. We have pledged a significant portion of our assets as collateral under our senior credit facilities. If the lenders under our senior credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior credit facilities and our other indebtedness or the ability to borrow sufficient funds to refinance such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
In addition, under our Revolving Loan, we are permitted to borrow an aggregate amount of up to $1,250.0 million. However, our ability to borrow under our Revolving Loan is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of CDW LLC and its subsidiary guarantors’ eligible accounts receivable (net of accounts reserves) (up to 30% of such eligible accounts receivable which can consist of federal government accounts receivable) plus the lesser of (i) 75% of CDW LLC and its subsidiary guarantors’ eligible inventory (valued at cost and net of inventory reserves) and (ii) the product of 85% multiplied by the net orderly liquidation value percentage multiplied by eligible inventory (valued at cost and net of inventory reserves), less reserves (other than accounts reserves and inventory reserves). The borrowing base in effect as of December 31, 2014 was $1,253.4 million, and therefore, did not restrict our ability to borrow under our Revolving Loan as of that date.
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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our outstanding long-term debt will impose significant cash interest payment obligations on us and, accordingly, we will have to generate significant cash flow from operating activities to fund our debt service obligations. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included elsewhere in this report.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional debt or equity capital, restructure or refinance our indebtedness, or revise or delay our strategic plan. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or satisfy our capital requirements, or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior credit facilities and indentures. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and the indenture governing our 8.5% Senior Notes due 2019 ("2019 Senior Notes") restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Furthermore, the Sponsors have no obligation to provide us with debt or equity financing.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2014, we had approximately $935.6 million available for additional borrowing under our Revolving Loan after taking into account borrowing base limitations (net of $2.1 million of issued and undrawn letters of credit and $332.1 million of reserves related to our floorplan sub-facility).
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2014, we had $1,513.5 million of variable rate debt outstanding. If interest rates increase above 1% per annum, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate cap agreements in the future on acceptable terms or that such caps or the caps we have in place now will be effective.

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
The Sponsors have influence over significant corporate activities and their interests may not align with yours.
Madison Dearborn beneficially owns approximately 15.5% of our common stock and Providence Equity beneficially owns approximately 13.7% of our common stock as of February 20, 2015. As a result of their ownership, each Sponsor, so long as it holds a sizable portion of our outstanding common stock, will have substantial voting power with respect to matters submitted to a vote of stockholders. In addition, so long as each Sponsor has representation on our board of directors, it will have the ability to exercise influence over decision-making with respect to our business direction and policies. Matters over which each of the Sponsors may, directly or indirectly, exercise influence include:

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

Under our amended and restated certificate of incorporation, each Sponsor and its affiliates do not have any obligation to present to us, and each Sponsor may separately pursue, corporate opportunities of which it becomes aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of February 20, 2015, there were 172,275,656 shares of our common stock outstanding. The shares of our common stock sold in our initial public offering and in registered secondary offerings are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except that any shares of our common stock that may be acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, may be sold only in compliance with certain volume limitations and other restrictions of Rule 144 under the Securities Act.
The remaining shares of our common stock, to the extent not previously sold pursuant to an exemption from registration, will continue to be “restricted securities” within the meaning of Rule 144 under the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144 under the Securities Act.
As of February 20, 2015, the holders of approximately 53,000,000 shares of our common stock will continue to have the right to require us to register the sales of such shares under the Securities Act, under the terms of an agreement between us and the holders.
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

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	generally prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

•
provide that special meetings of the stockholders can only be called by or at the direction of (i) our board of directors pursuant to a written resolution adopted by the affirmative vote of the majority of the total number of directors that the Company would have if there were no vacancies;

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
Paul Finnegan and Robin Selati, who are principals of Madison Dearborn, and Glenn Creamer and Michael Dominguez, who are managing directors of Providence Equity, serve on our board of directors. As of February 20, 2015, Madison Dearborn and Providence Equity each continue to hold a sizable portion of our outstanding common stock. The Sponsors and the entities respectively controlled by them may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts arise between the interests of Madison Dearborn or Providence Equity, on the one hand, and of other stockholders, on the other hand, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our amended and restated certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us. Our amended and restated certificate of incorporation also provides that any principal, officer, member, manager and/or employee of a Sponsor or any entity that controls, is controlled by or under common control with a Sponsor (other than us or any company that is controlled by us) or a Sponsor-managed investment fund will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.
We cannot assure you that we will continue to pay dividends on our common stock or repurchase any of our common stock under our share repurchase program, and our indebtedness and certain tax considerations could limit our ability to continue to pay dividends on, or make share repurchases of, our common stock. If we do not continue to pay dividends, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.
We expect to continue to pay a cash dividend on our common stock of $0.0675 per share per quarter, or $0.27 per share per annum. Any determination to pay dividends in the future will be at the discretion of our board of directors. Any determination to pay dividends on, or repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, including those under our senior credit facilities and indentures, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors our board of directors deems relevant. In addition, our ability to pay dividends on, or repurchase, shares of our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. There can be no assurance that we will continue to pay a dividend at the current rate or at all or that we will repurchase shares of our common stock. If we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur. See “--Risks Related to Our Business--We have significant deferred cancellation of debt income” for a discussion of certain tax considerations that could affect our willingness to pay dividends in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2014, we owned or leased a total of 2.3 million square feet of space throughout the U.S. and Canada. We own two properties: a combined office and a 450,000 square foot distribution center in Vernon Hills, Illinois, and a 513,000 square foot distribution center in North Las Vegas, Nevada. In addition, we conduct sales, services and administrative activities in various leased locations throughout the U.S. and Canada, including data centers in Madison, Wisconsin and Minneapolis, Minnesota.

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
Item 3. Legal Proceedings
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
As of December 31, 2014, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers

Name	Age	Position
Thomas E. Richards	60	Chairman, President and Chief Executive Officer, and Director
Dennis G. Berger	50	Senior Vice President and Chief Coworker Services Officer
Neal J. Campbell	53	Senior Vice President and Chief Marketing Officer
Christina M. Corley	47	Senior Vice President - Corporate Sales
Douglas E. Eckrote	50	Senior Vice President - Strategic Solutions and Services
Christine A. Leahy	50	Senior Vice President, General Counsel and Corporate Secretary
Christina V. Rother	51	Senior Vice President - Public and Advanced Technology Sales
Jonathan J. Stevens	45	Senior Vice President - Operations and Chief Information Officer
Matthew A. Troka	44	Senior Vice President - Product and Partner Management
Ann E. Ziegler	56	Senior Vice President and Chief Financial Officer
Thomas E. Richards serves as our Chairman, President and Chief Executive Officer, as a member of our board of directors and as a manager of CDW LLC. Mr. Richards has served as our President and Chief Executive Officer since October 2011 and was named Chairman on January 1, 2013. From September 2009 to October 2011, Mr. Richards served as our President and Chief Operating Officer. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications International Inc. ("Qwest"), a broadband Internet-based communications company. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards also has served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. Mr. Richards serves as a board member of Junior Achievement of Chicago, Rush University Medical Center and the University of Pittsburgh. Mr. Richards also is a member of the Economic Club of Chicago and the Executives’ Club of Chicago. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor’s degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow.
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
Douglas E. Eckrote serves as our Senior Vice President of Strategic Solutions and Services and is responsible for our technology specialist teams focusing on servers and storage, unified communications, security, wireless, power and cooling, networking, software licensing and mobility solutions. He also holds responsibility for CDW Canada, Inc. Mr. Eckrote joined CDW in 1989 as an account manager. Mr. Eckrote was appointed Director of Operations in 1996, Vice President of Operations in 1999 and Senior Vice President of Purchasing in April 2001. In October 2001, he was named Senior Vice President of Purchasing and Operations. He was named Senior Vice President of Operations, Services and Canada in 2006 and assumed his current role in 2009. Prior to joining CDW, Eckrote worked in outside sales for Arrow Electronics and Cintas Uniform Company. From 2003 to 2009, Mr. Eckrote served on the board of directors of the Make-A-Wish Foundation of Illinois, completing the last two years as board chair, and served on the Make-A-Wish Foundation of America National Chapter Performance Committee from 2009-2014. Mr. Eckrote also served on the board of directors of the Center for Enriched Living from 2002-2011, serving as Vice President from 2004-2005, President from 2006-2008, board emeritus from 2009-2011 and currently serves as a trustee. Mr. Eckrote is a graduate of Purdue University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned an Executive Master of Business Administration.
Christine A. Leahy serves as our Senior Vice President, General Counsel and Corporate Secretary and is responsible for our legal, corporate governance, enterprise risk management and ethics and compliance functions. She also is responsible for our international strategy and serves on the board of directors of Kelway, a UK-based technology solutions provider in which CDW has a minority investment. Ms. Leahy joined CDW in January 2002. Prior to that, Ms. Leahy served as a corporate partner in the Chicago office of Sidley Austin LLP where she specialized in mergers and acquisitions, strategic counseling, corporate governance and securities law. Ms. Leahy serves on the board of trustees of Children’s Home and Aid. Ms. Leahy is a graduate of Brown University where she earned a bachelor’s degree and a graduate of Boston College Law School where she earned her Juris Doctor. She also completed the CEO Perspective and Women’s Director Development Programs at Northwestern University’s Kellogg School of Management.
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
Jonathan J. Stevens serves as our Senior Vice President of Operations and Chief Information Officer. Mr. Stevens joined CDW in June 2001 as Vice President-Information Technology, was named Chief Information Officer in January 2002 and Vice President-International and Chief Information Officer from 2005 until December 2006. In January 2007, he was named Senior Vice President and Chief Information Officer and assumed his current role in November 2009. Mr. Stevens is responsible for the strategic direction of our information technology. Additionally, he holds responsibility for our distribution centers, transportation, facilities, customer relations and operational excellence practices. Prior to joining CDW, Mr. Stevens served as regional technology director for Avanade, an international technology integration company formed through a joint venture between Microsoft and Accenture from 2000 to 2001. Prior to that, Mr. Stevens was a principal with Microsoft Consulting Services and led an information technology group for a corporate division of AT&T/NCR. He currently serves on the board of directors of SingleWire Software, LLC and Northeast Illinois Council: Boy Scouts of America. Mr. Stevens is a graduate of the University of Dayton where he earned a bachelor’s degree.
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
Ann E. Ziegler joined CDW in April 2008 as Senior Vice President and Chief Financial Officer. Prior to joining CDW, Ms. Ziegler spent 15 years at Sara Lee Corporation (“Sara Lee”), a global consumer goods company, in a number of executive roles including finance, mergers and acquisitions, strategy and general management positions in both U.S. and international businesses. Most recently, from 2005 until April 2008, Ms. Ziegler served as Chief Financial Officer and Senior Vice President of Administration for Sara Lee Food and Beverage. Prior to joining Sara Lee, Ms. Ziegler was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom. Ms. Ziegler serves on the board of directors of Hanesbrands, Inc, Groupon, Inc., and the board of governors of the Smart Museum of Art at the University of Chicago. During the previous five years, Ms. Ziegler also served on the board of directors of Unitrin, Inc. Ms. Ziegler is a graduate of The College of William and Mary where she earned a bachelor’s degree and a graduate of the University of Chicago Law School where she earned her Juris Doctor.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the NASDAQ Global Select Market since June 27, 2013 under the symbol “CDW.” Prior to that date, there was no public market for our common stock. Shares sold in our initial public offering ("IPO") were priced at $17.00 per share on June 26, 2013. The following table sets forth the ranges of high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared for the periods indicated.

Year ended December 31, 2014	High	Low	Dividends declared per share
Fourth quarter	$36.08	$27.59	$0.0675
Third quarter	$33.80	$30.07	$0.0425
Second quarter	$32.41	$26.70	$0.0425
First quarter	$27.53	$22.72	$0.0425

Year ended December 31, 2013	High	Low	Dividends declared per share
Fourth quarter	$23.56	$20.50	$0.0425
Third quarter	$24.51	$18.26	$—
Second quarter (beginning June 27, 2013)	$19.17	$17.38	$—
Holders
As of February 20, 2015, there were 71 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 10, 2015, we announced that our board of directors declared a quarterly cash dividend on our common stock of $0.0675 per share. The dividend will be paid on March 10, 2015 to all stockholders of record as of the close of business on February 25, 2015.
We expect to continue to pay quarterly cash dividends on our common stock in the future, but such payments remain at the discretion of our board of directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our board of directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. For a discussion of our cash resources and needs and restrictions on our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report. For additional discussion of restrictions on our ability to pay dividends, see Note 7 to the accompanying audited consolidated financial statements included elsewhere in this report.
Issuer Purchases of Equity Securities
On November 6, 2014, we announced that the board of directors approved a $500 million share repurchase program, which became effective immediately, under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice. As of the date of this filing, no shares have been repurchased under the share repurchase program.
Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the opening of the market on June 27, 2013, the date our common stock first traded on the NASDAQ Global Select Market, through and including the market close on December 31, 2014, with the cumulative total return for the same time period of the same amount invested in the S&P MidCap 400 index and a peer group index. Our peer group index for 2014 consists of the following companies: Accenture plc, Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., CGI Group Inc., Genuine Parts Company, Henry Schein, Inc., Insight Enterprises, Inc., Owens & Minor, Inc., Patterson Companies, Inc., SYNNEX Corporation, United Stationers Inc., W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; and (vi) similar EBITDA and gross margins.
Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	June 27, 2013	December 31, 2013	December 31, 2014
CDW Corp	$100	$138	$208
S&P MidCap 400 index	100	118	130
CDW Peers	100	113	147

Recent Sales of Unregistered Securities

None.
Use of Proceeds from Registered Securities
None.
Item 6. Selected Financial Data
The selected financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.
We have derived the selected financial data presented below as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013, and 2012 from our audited consolidated financial statements and related notes, which are included elsewhere in this report. The selected financial data as of December 31, 2011 and December 31, 2010 have been derived from our audited consolidated financial statements as of and for those periods, which are not included in this report.
The following are some of the items affecting comparability of the selected financial data for the periods presented:

•
During the years ended December 31, 2014, 2013, 2012, and 2011, we recorded net losses on extinguishments of long-term debt of $90.7 million, $64.0 million, $17.2 million, and $118.9 million, respectively. The losses represented the difference between the amount paid upon extinguishment, including call premiums and expenses paid to the debt holders and agents, and the net carrying amount of the extinguished debt, adjusted for a portion of the unamortized deferred financing costs. Refer to Note 7 to the accompanying audited consolidated financial statements included elsewhere in this report for additional information on long-term debt.

•
During the year ended December 31, 2013, we recorded IPO- and secondary-offering related expenses of $75.0 million. Refer to Note 9 to the accompanying audited consolidated financial statements included elsewhere in this report for additional information on the IPO- and secondary-offering related expenses.

	Years Ended December 31,
(dollars and shares in millions, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$12,074.5	$10,768.6	$10,128.2	$9,602.4	$8,801.2
Cost of sales	10,153.2	9,008.3	8,458.6	8,018.9	7,410.4
Gross profit	1,921.3	1,760.3	1,669.6	1,583.5	1,390.8
Selling and administrative expenses	1,110.3	1,120.9	1,029.5	990.1	932.1
Advertising expense	138.0	130.8	129.5	122.7	106.0
Income from operations	673.0	508.6	510.6	470.7	352.7
Interest expense, net	(197.3)	(250.1)	(307.4)	(324.2)	(391.9)
Net (loss) gain on extinguishments of long-term debt	(90.7)	(64.0)	(17.2)	(118.9)	2.0
Other income, net	2.7	1.0	0.1	0.7	0.2
Income (loss) before income taxes	387.7	195.5	186.1	28.3	(37.0)
Income tax (expense) benefit	(142.8)	(62.7)	(67.1)	(11.2)	7.8
Net income (loss)	$244.9	$132.8	$119.0	$17.1	$(29.2)
Net income (loss) per common share:
Basic	$1.44	$0.85	$0.82	$0.12	$(0.20)
Diluted	$1.42	$0.84	$0.82	$0.12	$(0.20)
Weighted-average common shares outstanding:
Basic	170.6	156.6	145.1	144.8	144.4
Diluted	172.8	158.7	145.8	144.9	144.4

Balance Sheet Data (at period end):
Cash and cash equivalents	$344.5	$188.1	$37.9	99.9	$36.6
Working capital	985.4	810.9	666.5	538.1	675.4
Total assets	6,099.9	5,924.6	5,720.0	5,967.7	5,943.8
Total debt and capitalized lease obligations (1)	3,190.0	3,251.2	3,771.0	4,066.0	4,290.0
Total shareholders’ equity (deficit)	936.5	711.7	136.5	(7.3)	(43.5)

Other Financial Data:
Capital expenditures	$55.0	$47.1	$41.4	45.7	$41.5
Depreciation and amortization	207.9	208.2	210.2	204.9	209.4
Gross profit as a percentage of net sales	15.9%	16.3%	16.5%	16.5%	15.8%
Ratio of earnings to fixed charges (2)	2.9	1.8	1.6	1.1	(a)
EBITDA (3)	$792.9	$653.8	$703.7	557.4	$564.3
Adjusted EBITDA (3)	907.0	808.5	766.6	717.3	601.8
Non-GAAP net income (4)	409.9	314.3	247.1	198.8	85.7

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$435.0	$366.3	$317.4	$214.7	$423.7
Investing activities	(164.8)	(47.1)	(41.7)	(56.0)	(125.4)
Financing activities	(112.0)	(168.3)	(338.0)	(95.4)	(350.1)

(1)
Excludes borrowings of $332.1 million, $256.6 million, $249.2 million, $278.7 million and $28.2 million, as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(2)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes minus income from equity investments plus distributed income from equity investments and fixed charges. Fixed charges consist of interest expense and the portion of rental expense we believe is representative of the interest component of rental expense.

(a)	For the year ended December 31, 2010, earnings available for fixed charges were inadequate to cover fixed charges by $37.0 million.

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
The following unaudited table sets forth reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in millions)	2014	2013	2012	2011	2010
Net income (loss)	$244.9	$132.8	$119.0	$17.1	$(29.2)
Depreciation and amortization	207.9	208.2	210.2	204.9	209.4
Income tax expense (benefit)	142.8	62.7	67.1	11.2	(7.8)
Interest expense, net	197.3	250.1	307.4	324.2	391.9
EBITDA	792.9	653.8	703.7	557.4	564.3

Non-cash equity-based compensation	16.4	8.6	22.1	19.5	11.5
Sponsor fees	—	2.5	5.0	5.0	5.0
Consulting and debt-related professional fees	—	0.1	0.6	5.1	15.1
Net loss (gain) on extinguishments of long-term debt	90.7	64.0	17.2	118.9	(2.0)
Litigation, net (i)	(0.9)	(4.1)	4.3	—	—
IPO- and secondary-offering related expenses	1.4	75.0	—	—	—
Other adjustments (ii)	6.5	8.6	13.7	11.4	7.9
Adjusted EBITDA	$907.0	$808.5	$766.6	$717.3	$601.8

(i)	Relates to unusual, non-recurring litigation matters.

(ii)	Other adjustments primarily include certain retention costs and equity investment income.

The following unaudited table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the periods presented:

	Years Ended December 31,
(in millions)	2014	2013	2012	2011	2010
EBITDA	$792.9	$653.8	$703.7	$557.4	$564.3
Depreciation and amortization	(207.9)	(208.2)	(210.2)	(204.9)	(209.4)
Income tax (expense) benefit	(142.8)	(62.7)	(67.1)	(11.2)	7.8
Interest expense, net	(197.3)	(250.1)	(307.4)	(324.2)	(391.9)
Net income (loss)	244.9	132.8	119.0	17.1	(29.2)

Depreciation and amortization	207.9	208.2	210.2	204.9	209.4
Equity-based compensation expense	16.4	46.6	22.1	19.5	11.5
Amortization of deferred financing costs, debt premium, and debt discount, net	6.4	8.8	13.6	15.7	18.0
Deferred income taxes	(89.1)	(48.7)	(56.3)	(10.2)	(4.3)
Allowance for doubtful accounts	0.3	—	—	0.4	(1.3)
Realized loss on interest rate swap agreements	—	—	—	2.8	51.5
Net loss (gain) on extinguishments of long-term debt	90.7	64.0	17.2	118.9	(2.0)
Income from equity investments	(1.2)	—	—	—	—
Changes in assets and liabilities	(41.8)	(47.1)	(9.4)	(158.3)	165.3
Other non-cash items	0.5	1.7	1.0	3.9	4.8
Net cash provided by operating activities	$435.0	$366.3	$317.4	$214.7	$423.7

(4)
Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that non-GAAP net income provides meaningful information regarding our operating performance and our prospects for the future. This supplemental measure excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation and gains and losses from the early extinguishment of debt. The following unaudited table sets forth a reconciliation of net income (loss) to non-GAAP net income for the periods presented:

	Years Ended December 31,
(in millions)	2014	2013	2012	2011	2010
Net income (loss)	$244.9	$132.8	$119.0	$17.1	$(29.2)
Amortization of intangibles (i)	161.2	161.2	163.7	165.7	166.8
Non-cash equity-based compensation	16.4	8.6	22.1	19.5	11.5
Litigation, net (ii)	(0.6)	(6.3)	—	—	—
Net loss on extinguishments of long-term debt	90.7	64.0	17.2	118.9	(2.0)
Interest expense adjustment related to extinguishments of long-term debt (iii)	(1.1)	(7.5)	(3.3)	(19.4)	(0.7)
IPO- and secondary-offering related expenses (iv)	1.4	75.0	—	—	—
Debt-related refinancing costs (v)	—	—	—	3.8	5.6
Aggregate adjustment for income taxes (vi)	(103.0)	(113.5)	(71.6)	(106.8)	(66.3)
Non-GAAP net income	$409.9	$314.3	$247.1	$198.8	$85.7

(i)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(ii)	Relates to unusual, non-recurring litigation matters.

(iii)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(iv)	IPO- and secondary-offering related expenses consist of the following:

(in millions)	Years Ended December 31,
	2014	2013
Acceleration charge for certain equity awards and related employer payroll taxes	$—	$40.7
RDU Plan cash retention pool accrual	—	7.5
Management services agreement termination fee	—	24.4
Other expenses	1.4	2.4
IPO- and secondary-offering related expenses	$1.4	$75.0

(v)	Represents fees and costs expensed related to the December 2010 and March 2011 amendments to our prior senior secured term loan facility.

(vi)	Based on a normalized effective tax rate of 39.0%.

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
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the U.S. and Canada. We help our customer base of approximately 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology "agnostic," with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through sales force and service delivery teams consisting of nearly 4,600 coworkers, including more than 1,800 field sellers, highly-skilled technology specialists and advanced service delivery engineers.
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
We have two reportable segments: Corporate, which is comprised primarily of private sector business customers, and Public, which is comprised of government agencies and education and healthcare institutions. Our Corporate segment is divided into a medium/large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have three other operating segments, CDW Advanced Services, Canada and Kelway TopCo Limited ("Kelway"), which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” In November 2014, we acquired a 35% non-controlling equity interest in Kelway. See Note 15 to the accompanying audited consolidated financial statements included elsewhere in this report for additional details.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7%, 7% and 10% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively. In 2013, and through the second quarter of 2014, Public segment results were impacted by the combined and residual negative effects of sequestration, the partial shutdown of the federal government in 2013 and federal government budget uncertainty. However, with the finalization of federal budget allocations in early 2014, we began to see improvement in federal sales in the second quarter of 2014. The momentum continued through the third quarter of 2014 in conjunction with the federal fiscal year-end. This recovery continued into the fourth quarter of 2014 in connection with increased customer confidence that a federal budget for 2015 would be in place.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. While macroeconomic uncertainty drove a cautious approach to customer spending in the early part of 2013, uncertainty began to dissipate in the back half of 2013 and continued to dissipate throughout 2014. Our sales to small business customers increased in 2014 as a result of the improvement in the macroeconomic environment. We will continue to closely monitor macroeconomic conditions during 2015. Uncertainties related to potential reductions in government spending, requirements associated with implementation of the Affordable Care Act, potential changes in tax and regulatory policy, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

•
We believe that our customers’ transition to more complex technology solutions will continue to be an important growth area for us in the future. However, because the market for technology products and services is highly competitive, our success at capitalizing on this transition will be based on our ability to tailor specific solutions to customer needs, the quality and breadth of our product and service offerings, the knowledge and expertise of our sales force, price, product availability and speed of delivery. In 2014, market dynamics, including client device refresh and digital testing needs for K-12 students, drove customer demand for transactional products, primarily client devices, which include notebooks/mobile devices and desktops. Our diverse product suite of more than 100,000 products from over 1,000 leading and emerging brands and efficient, distribution capabilities enabled us to capitalize on this demand. While sales growth for transactional products was strong during the year, growth in solutions-focused products, including netcomm and software, also contributed to the increase in net sales during 2014. We expect the demand for client devices to moderate in 2015, both from the client device refresh slowing and a wind-down in preparation for digital testing requirements.

Key Business Metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, net income, Non-GAAP net income, net income per diluted share, Non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA, return on invested capital, cash and cash equivalents, cash flow, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives. Non-GAAP net income, Non-GAAP net income per diluted share and Adjusted EBITDA are non-GAAP financial measures. We believe these measures provide helpful information with respect to the company’s operating performance and cash flows including our ability to meet our future debt service, capital expenditures, dividend payments, and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our senior credit facilities. See "Selected Financial Data" included elsewhere in this report for the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to net income.

The results of certain key business metrics are as follows:

(dollars in millions)	Years Ended December 31,
	2014	2013	2012
Net sales	$12,074.5	$10,768.6	$10,128.2
Gross profit	1,921.3	1,760.3	1,669.6
Income from operations	673.0	508.6	510.6
Net income	244.9	132.8	119.0
Non-GAAP net income	409.9	314.3	247.1
Adjusted EBITDA	907.0	808.5	766.6
Average daily sales	47.5	42.4	39.9
Net debt (defined as total debt minus cash and cash equivalents)	2,845.5	3,063.1	3,733.1
Cash conversion cycle (in days) (1)	21	23	24

(1)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. The prior periods have been revised to conform to the current definition.

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$12,074.5	100.0%	$10,768.6	100.0%
Cost of sales	10,153.2	84.1	9,008.3	83.7

Gross profit	1,921.3	15.9	1,760.3	16.3

Selling and administrative expenses	1,110.3	9.2	1,120.9	10.4
Advertising expense	138.0	1.1	130.8	1.2

Income from operations	673.0	5.6	508.6	4.7

Interest expense, net	(197.3)	(1.6)	(250.1)	(2.3)
Net loss on extinguishments of long-term debt	(90.7)	(0.8)	(64.0)	(0.6)
Other income, net	2.7	—	1.0	—

Income before income taxes	387.7	3.2	195.5	1.8

Income tax expense	(142.8)	(1.2)	(62.7)	(0.6)

Net income	$244.9	2.0%	$132.8	1.2%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales, and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$6,475.5	53.6%	$5,960.1	55.3%	$515.4	8.6%
Public	4,879.4	40.4	4,164.5	38.7	714.9	17.2
Other	719.6	6.0	644.0	6.0	75.6	11.7
Total net sales	$12,074.5	100.0%	$10,768.6	100.0%	$1,305.9	12.1%

(1)	There were 254 selling days in both the years ended December 31, 2014 and 2013.
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2014 and 2013. Net sales of $150.1 million for the year ended December 31, 2013 have been reclassified from the small business customer channel to the medium/large customer channel to conform to the current period presentation.

(dollars in millions)	Years Ended December 31,
	2014	2013	Dollar Change	Percent Change
Corporate:
Medium / Large	$5,485.4	$5,052.7	$432.7	8.6%
Small Business	990.1	907.4	82.7	9.1
Total Corporate	$6,475.5	$5,960.1	$515.4	8.6%

Public:
Government	$1,449.4	$1,250.6	$198.8	15.9%
Education	1,824.0	1,449.0	375.0	25.9
Healthcare	1,606.0	1,464.9	141.1	9.6
Total Public	$4,879.4	$4,164.5	$714.9	17.2%
Total net sales in 2014 increased $1,305.9 million, or 12.1%, to $12,074.5 million, compared to $10,768.6 million in 2013. There were 254 selling days for both the years ended December 31, 2014 and 2013. The increase in total net sales was primarily the result of continued growth in transactional products driven by notebooks/mobile devices and desktop computers as customers across all channels refreshed their client devices and K-12 customers continued to prepare for digital testing requirements, and the addition of more than 140 customer-facing coworkers, the majority in pre- and post-sale technical positions such as technical specialists and service delivery roles. Growth in solutions-focused products, including netcomm and software, also contributed to the increase in net sales during 2014.
Corporate segment net sales in 2014 increased $515.4 million, or 8.6%, compared to 2013, driven by sales growth in the medium/large customer channel. Within our Corporate segment, net sales to medium/large customers increased $432.7 million, or 8.6%, between years primarily due to customers refreshing their client devices and making continued investments in technology infrastructure and a continued focus on seller productivity. This increase was led by growth in notebooks/mobile devices, netcomm products, software, and desktop computers. Net sales to small business customers increased $82.7 million, or 9.1%, between years, driven by growth in notebooks/mobile devices and desktop computers due to customers refreshing their client devices.
Public segment net sales in 2014 increased $714.9 million, or 17.2%, between years, driven by strong performance across all channels. In 2013, and through the second quarter of 2014, Public segment results were impacted by the combined and residual negative effects of sequestration, the partial shutdown of the federal government in 2013 and federal government budget uncertainty. However, with the finalization of federal budget allocations in early 2014, we began to see improvement in federal sales in the second quarter of 2014 and saw continued momentum through the third quarter of 2014 in conjunction with the federal fiscal year-end. This recovery continued into the fourth quarter of 2014 in connection with increased customer confidence that a federal budget for 2015 would be in place. Net sales to government customers increased $198.8 million, or 15.9%. The increase in net sales to the federal government was led by increases in sales of notebooks/mobile devices and desktop computers. The increase in net sales to state/local government customers was led by growth in sales of notebooks/mobile devices, netcomm products, enterprise storage, and software due to a continued focus on public safety solutions. Net sales to education customers increased $375.0 million, or 25.9%, between years, led by growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support digital testing requirements. Net sales to healthcare customers increased $141.1 million, or 9.6%, between periods, driven by growth in netcomm products, notebook/mobile devices, and desktop computers.
Gross profit
Gross profit increased $161.0 million, or 9.1%, to $1,921.3 million in 2014, compared to $1,760.3 million in 2013. As a percentage of total net sales, gross profit decreased 40 basis points to 15.9% during 2014, down from 16.3% in 2013. Gross profit margin was negatively impacted 30 basis points by unfavorable price/mix changes within product margin, as transactional product categories such as notebooks/mobile devices and desktops experienced a higher rate of net sales growth than our overall net sales growth, accompanied by continuing product margin compression in these product categories. Additionally, we experienced an unfavorable impact of 10 basis points from vendor funding in 2014. Although vendor funding dollars increased, it represented a lower percentage of net sales in 2014 compared to 2013. Vendor funding includes purchase discounts, volume rebates and cooperative advertising.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors, any of which could result in changes in gross profit margins.
Selling and administrative expenses
Selling and administrative expenses decreased $10.6 million, or 0.9%, to $1,110.3 million in 2014, compared to $1,120.9 million in 2013. The overall decrease was largely driven by the absence of $74.3 million in costs incurred during 2013 related to the completion of our IPO. This decrease was partially offset by an increase of $31.4 million, or 14.3%, of certain coworker costs between years which was primarily due to higher compensation consistent with increased coworker count and attainment-based compensation accruals tied to annual performance. Total coworker count was 7,211, up 244 from 6,967 at December 31, 2013. In addition, sales payroll, including sales commissions and other variable compensation costs, increased $18.6 million, or 3.9% between years, consistent with higher sales and gross profit. Further offsetting the decrease in selling and administrative expenses was an increase in long-term compensation expense and equity compensation expense of $7.2 million during 2014.
As a percentage of total net sales, selling and administrative expenses decreased 120 basis points to 9.2% in 2014, down from 10.4% in 2013. The decrease in selling and administrative expenses as a percentage of net sales was largely driven by a decline of 70 basis points in costs related to the IPO in 2013. Sales payroll as a percentage of net sales also decreased 30 basis points during 2014 reflecting the lower cost to serve transactional sales compared to solutions-focused sales, consistent with our variable compensation cost structure.
Advertising expense
Advertising expense increased $7.2 million, or 5.5%, to $138.0 million in 2014, compared to $130.8 million in 2013. As a percentage of net sales, advertising expense remained relatively consistent at 1.1% in 2014, compared to 1.2% in 2013. The dollar increase in advertising expense was due to a continued focus on advertising our solutions and products, which reinforces our reputation as a leading IT solutions provider.

Income from operations
The following table presents income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments: (1)
Corporate	$439.8	6.8%	$363.3	6.1%	21.1%
Public	313.2	6.4	246.5	5.9	27.1
Other	32.9	4.6	27.2	4.2	20.9
Headquarters (2)	(112.9)	nm*	(128.4)	nm*	12.0
Total income from operations	$673.0	5.6%	$508.6	4.7%	32.3%

* Not meaningful

(1)
Segment income (loss) from operations includes the segment’s direct operating income (loss) and allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $673.0 million in 2014, an increase of $164.4 million, or 32.3%, compared to $508.6 million in 2013. The increase in income from operations was driven by higher net sales and gross profit and the absence of IPO-related costs. Total operating margin percentage increased 90 basis points to 5.6% in 2014, from 4.7% in 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of $74.3 million in costs related to our IPO in 2013, and was partially offset by a decrease in gross profit margin.
Corporate segment income from operations was $439.8 million in 2014, an increase of $76.5 million, or 21.1%, compared to $363.3 million in 2013. This increase was primarily driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 70 basis points to 6.8% in 2014, from 6.1% in 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of costs related to our IPO in 2013, and was partially offset by a decrease in gross profit margin.
Public segment income from operations was $313.2 million in 2014, an increase of $66.7 million, or 27.1%, compared to $246.5 million in 2013. This increase was primarily driven by higher net sales and gross profit. Public segment operating margin percentage increased 50 basis points to 6.4% in 2014, from 5.9% in 2013. Operating margin percentage benefited from the decrease in selling and administrative expenses as a percentage of net sales, which was driven by the absence of costs related to our IPO in 2013, and was partially offset by a decrease in gross profit margin.
Interest expense, net
At December 31, 2014, our outstanding long-term debt totaled $3,190.0 million, compared to $3,251.2 million at December 31, 2013. We reduced our long-term debt during 2014 through refinancing activities to redeem our higher interest debt. Net interest expense in 2014 was $197.3 million, a decrease of $52.8 million compared to $250.1 million in 2013. This decrease was primarily due to lower debt balances and effective interest rates for 2014 compared to 2013 as a result of debt repayments and refinancing activities completed during 2014 and 2013. See "Liquidity and Capital Resources" below for a description of the significant debt refinancings in 2014.
Net loss on extinguishments of long-term debt

During 2014, we recorded a net loss on extinguishments of long-term debt of $90.7 million compared to $64.0 million in 2013.

In December 2014, we redeemed $541.4 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $36.9 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs and unamortized premium.

In September 2014, we redeemed $234.7 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $22.1 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs and unamortized premium.

In August 2014, we redeemed all of the remaining $325.0 million aggregate principal amount of the 8.0% Senior Secured Notes due 2018 ("Senior Secured Notes"). We recorded a loss on extinguishment of debt of $23.7 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs.

In June 2014, we entered into the Senior Secured Asset-Based Revolving Credit Facility ("Revolving Loan"), a new five-year $1,250.0 million senior secured asset-based revolving credit facility. The Revolving Loan replaces our previous revolving loan credit facility that was to mature on June 24, 2016. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million, representing a write-off of a portion of unamortized deferred financing costs.

In May 2014, we redeemed all of the remaining $42.5 million aggregate principal amount of the 12.535% Senior Subordinated Exchange Notes due 2017 ("Senior Subordinated Notes"). We recorded a loss on extinguishment of long-term debt of $2.2 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs.

In March 2014, we repurchased $25.0 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of long-term debt of $2.7 million, representing the difference between the repurchase price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

In January and February 2014, we redeemed $50.0 million aggregate principal amounts of the Senior Subordinated Notes. We recorded a loss on extinguishment of long-term debt of $2.7 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

In October 2013, we redeemed $155.0 million aggregate principal amount of the Senior Subordinated Notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $8.5 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

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

In April 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount Senior Secured Term Loan Facility ("Term Loan"). Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility. In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million, representing a write-off of the remaining unamortized deferred financing costs related to the prior senior secured term loan facility.

In March 2013, we redeemed $50.0 million aggregate principal amount of the Senior Subordinated Notes. We recorded a loss on extinguishment of long-term debt of $3.9 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

Income tax expense
Income tax expense was $142.8 million in 2014, compared to $62.7 million in 2013. The effective income tax rate, expressed by calculating income tax expense or benefit as a percentage of income before income taxes, was 36.8% and 32.1% for 2014 and 2013, respectively.

For 2014, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, including current year state income tax credits. For 2013, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, including current year state income tax credits and an adjustment to deferred state income taxes due to changes in apportionment factors. The higher effective tax rate for 2014 as compared to 2013 was primarily attributable to the favorable impact of changes in state tax apportionment factors had on deferred state income taxes in 2013 and a lower rate impact of state income tax credits due to the increase in income before income taxes in 2014.
Net income
Net income was $244.9 million in 2014, compared to $132.8 million in 2013. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $409.9 million for the year ended December 31, 2014, an increase of $95.6 million, or 30.4%, compared to $314.3 million for the year ended December 31, 2013.
We have included a reconciliation of Non-GAAP net income for the years ended December 31, 2014 and 2013 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

(in millions)	Years Ended December 31,
	2014	2013
Net income	$244.9	$132.8
Amortization of intangibles (1)	161.2	161.2
Non-cash equity-based compensation	16.4	8.6
Litigation, net (2)	(0.6)	(6.3)
Net loss on extinguishments of long-term debt	90.7	64.0
Interest expense adjustment related to extinguishments of long-term debt (3)	(1.1)	(7.5)
IPO- and secondary-offering related expenses (4)	1.4	75.0
Aggregate adjustment for income taxes (5)	(103.0)	(113.5)
Non-GAAP net income	$409.9	$314.3

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)	Relates to unusual, non-recurring litigation matters.

(3)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(4)	IPO- and secondary-offering related expenses consist of the following:

(in millions)	Years Ended December 31,
	2014	2013
Acceleration charge for certain equity awards and related employer payroll taxes	$—	$40.7
RDU Plan cash retention pool accrual	—	7.5
Management services agreement termination fee	—	24.4
Other expenses	1.4	2.4
IPO- and secondary-offering related expenses	$1.4	$75.0

(5)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $907.0 million for the year ended December 31, 2014, an increase of $98.5 million, or 12.2%, compared to $808.5 million for the year ended December 31, 2013. As a percentage of net sales, Adjusted EBITDA was 7.5% for both the years ended December 31, 2014 and 2013.
We have included a reconciliation of EBITDA and Adjusted EBITDA for the years ended December 31, 2014 and 2013 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain financial covenants contained in our credit agreements.

(in millions)	Years Ended December 31,
	2014	2013
Net income	$244.9	$132.8
Depreciation and amortization	207.9	208.2
Income tax expense	142.8	62.7
Interest expense, net	197.3	250.1
EBITDA	792.9	653.8

Adjustments:
Non-cash equity-based compensation	16.4	8.6
Sponsor fee	—	2.5
Net loss on extinguishments of long-term debt	90.7	64.0
Litigation, net (1)	(0.9)	(4.1)
IPO- and secondary-offering related expenses (2)	1.4	75.0
Other adjustments (3)	6.5	8.7
Total adjustments	114.1	154.7

Adjusted EBITDA	$907.0	$808.5

(1)	Relates to unusual, non-recurring litigation matters.

(2)	As defined under Non-GAAP net income above.

(3)	Other adjustments primarily include certain retention costs and equity investment income.
The following table sets forth a reconciliation of EBITDA to net cash provided by operating activities for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
(in millions)	2014	2013
EBITDA	$792.9	$653.8
Depreciation and amortization	(207.9)	(208.2)
Income tax expense	(142.8)	(62.7)
Interest expense, net	(197.3)	(250.1)
Net income	244.9	132.8
Depreciation and amortization	207.9	208.2
Equity-based compensation expense	16.4	46.6
Deferred income taxes	(89.1)	(48.7)
Amortization of deferred financing costs, debt premium, and debt discount, net	6.4	8.8
Net loss on extinguishments of long-term debt	90.7	64.0
Other	(0.4)	1.7
Changes in assets and liabilities	(41.8)	(47.1)
Net cash provided by operating activities	$435.0	$366.3

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table presents our results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$10,768.6	100.0%	$10,128.2	100.0%
Cost of sales	9,008.3	83.7	8,458.6	83.5

Gross profit	1,760.3	16.3	1,669.6	16.5

Selling and administrative expenses	1,120.9	10.4	1,029.5	10.2
Advertising expense	130.8	1.2	129.5	1.3

Income from operations	508.6	4.7	510.6	5.0

Interest expense, net	(250.1)	(2.3)	(307.4)	(3.0)
Net loss on extinguishments of long-term debt	(64.0)	(0.6)	(17.2)	(0.2)
Other income, net	1.0	—	0.1	—

Income before income taxes	195.5	1.8	186.1	1.8

Income tax expense	(62.7)	(0.6)	(67.1)	(0.7)

Net income	$132.8	1.2%	$119.0	1.1%

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

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the years ended December 31, 2013 and 2012. Net sales of $150.1 million and $124.2 million for the years ended December 31, 2013 and 2012 have been reclassified from the small business customer channel to the medium/large customer channel to conform to the 2014 presentation.

(in millions)	Years Ended December 31,
	2013	2012	Dollar Change	Percent Change
Corporate:
Medium / Large	$5,052.7	$4,572.7	$480.0	10.5%
Small Business	907.4	940.1	(32.7)	(3.5)
Total Corporate	$5,960.1	$5,512.8	$447.3	8.1%

Public:
Government	$1,250.6	$1,394.1	$(143.5)	(10.3)%
Education	1,449.0	1,192.3	256.7	21.5
Healthcare	1,464.9	1,436.6	28.3	2.0
Total Public	$4,164.5	$4,023.0	$141.5	3.5%
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
Corporate segment net sales in 2013 increased $447.3 million, or 8.1%, compared to 2012, driven by sales growth in the medium/large customer channel. Within our Corporate segment, net sales to medium/large customers increased 10.5% between years primarily due to certain of these customers increasing their IT spending, a more tenured sales force, a continued focus on seller productivity and additional customer-facing coworkers, the majority in pre- and post-sale technical positions such as technical specialists and service delivery roles. This increase was led by unit volume growth in netcomm products and growth in notebooks/mobile devices and software. Partially offsetting the growth in the medium/large customer channel was a 3.5% decline in net sales to small business customers, due to certain of these customers taking a more cautious approach to spending as macroeconomic and regulatory uncertainty impacted decision-making. This decrease was led by unit volume declines in notebooks/mobile devices, partially offset by growth in netcomm products.
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
Selling and administrative expenses
Selling and administrative expenses increased $91.3 million, or 8.9%, to $1,120.9 million in 2013, compared to $1,029.5 million in 2012. As a percentage of total net sales, selling and administrative expenses increased 20 basis points to 10.4% in 2013, up from 10.2% in 2012. Sales payroll, including sales commissions and other variable compensation costs, increased $28.9 million, or 6.4%, between years, consistent with higher sales and gross profit. Additionally, selling and administrative expenses for 2013 included IPO- and secondary-offering related expenses of $75.0 million, as follows:

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

We did not record any IPO- or secondary-offering related expenses during 2012. Partially offsetting these increases in 2013 was the favorable resolution of a class action legal proceeding in which we were a claimant, which reduced selling and administrative expenses by $10.4 million in 2013 compared to 2012. Total coworker count increased by 163 coworkers, from 6,804 at December 31, 2012, to 6,967 at December 31, 2013.
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
Income from operations
The following table presents income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments: (1)
Corporate	$363.3	6.1%	$349.0	6.3%	4.1%
Public	246.5	5.9	246.7	6.1	(0.1)
Other	27.2	4.2	18.6	3.1	46.3
Headquarters (2)	(128.4)	nm*	(103.7)	nm*	(23.8)
Total income from operations	$508.6	4.7%	$510.6	5.0%	(0.4)%

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
In October 2013, we redeemed $155.0 million aggregate principal amount of the Senior Subordinated Notes. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $8.5 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
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
In April 2013, we entered into a new seven-year, $1,350.0 million aggregate principal amount Term Loan. Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility. In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $10.3 million, representing a write-off of the remaining unamortized deferred financing costs related to the prior senior secured term loan facility.
In March 2013, we redeemed $50.0 million aggregate principal amount of the Senior Subordinated Notes. We recorded a loss on extinguishment of long-term debt of $3.9 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In December 2012, we redeemed $100.0 million aggregate principal amount of the Senior Subordinated Notes. We recorded a loss on extinguishment of long-term debt of $7.8 million representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.

In February and March 2012, we purchased or redeemed the remaining $129.0 million of 11.0% Senior Exchange Notes due 2015 and 11.5%/12.25% Senior PIK Election Exchange Notes due 2015 (together, the "Senior Notes due 2015"), funded with the issuance of an additional $130.0 million of Senior Notes due 2019. As a result, we recorded a loss on extinguishment of long-term debt of $9.4 million, representing the difference between the purchase or redemption price of the Senior Notes due 2015 and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs.
Income tax expense
Income tax expense was $62.7 million in 2013, compared to $67.1 million in 2012. The effective income tax rate was 32.1% and 36.0% for 2013 and 2012, respectively.
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
Long-Term Debt Activities

During the year ended December 31, 2014, we had significant debt refinancings. In connection with these refinancings, we recorded a loss on extinguishment of long-term debt of $90.7 million in our consolidated statement of operations for the year ended December 31, 2014. See Note 7 to the accompanying audited consolidated financial statements included elsewhere in this report for additional details.

Share Repurchase Program
On November 6, 2014, we announced that our Board of Directors approved a $500 million share repurchase program effective immediately under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice. As of the date of this filing, no shares have been repurchased under the share repurchase program.
Dividends
A summary of 2014 dividend activity for our common stock is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.0425	February 12, 2014	February 25, 2014	March 10, 2014
$0.0425	May 8, 2014	May 27, 2014	June 10, 2014
$0.0425	July 31, 2014	August 25, 2014	September 10, 2014
$0.0675	November 6, 2014	November 25, 2014	December 10, 2014
On February 10, 2015, we announced that our board of directors declared a quarterly cash dividend on our common stock of $0.0675 per share. The dividend will be paid on March 10, 2015 to all stockholders of record as of the close of business on February 25, 2015.
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

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

(in millions)	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$435.0	$366.3	$317.4
Investing activities	(164.8)	(47.1)	(41.7)

Net change in accounts payable - inventory financing	75.5	7.4	(29.5)
Other financing activities	(187.5)	(175.7)	(308.5)
Financing activities	(112.0)	(168.3)	(338.0)

Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.7)	0.3
Net increase (decrease) in cash and cash equivalents	$156.4	$150.2	$(62.0)
Operating Activities
Net cash provided by operating activities for 2014 increased $68.7 million compared to 2013. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense and net loss on extinguishments of long-term debt was $476.8 million during 2014, compared to $413.4 million during 2013. The increase in cash of $63.4 million reflected stronger operating results in 2014 compared to 2013. Net changes in assets and liabilities reduced cash by $41.8 million in 2014 compared to a reduction of $47.1 million in 2013, resulting in a change of $5.3 million between periods. The decrease in inventory balances year over year contributed to a $111.7 million increase in cash flows which was primarily due to the timing of inventory receipts and earlier than expected inventory shipments at the end of 2014 due to accelerated customer roll-outs. Partially offsetting the increase in cash flows from inventory was a decline in cash inflows from accounts payable of $102.4 million driven by the timing of inventory receipts at the end of 2014 versus 2013.
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

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. The following table presents the components of our cash conversion cycle:

(in days)	December 31,
	2014	2013	2012
Days of sales outstanding (DSO) (1)	42	44	42
Days of supply in inventory (DIO) (2)	13	14	14
Days of purchases outstanding (DPO) (3)	(34)	(35)	(32)
Cash conversion cycle	21	23	24

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

The cash conversion cycle decreased to 21 days at December 31, 2014 compared to 23 days at December 31, 2013, primarily driven by improvement in DSO. The decline in DSO was primarily driven by improved collections and early payments from certain customers. Additionally, the timing of inventory receipts at the end of 2014 had a favorable impact on DIO and an unfavorable impact on DPO.
The cash conversion cycle decreased to 23 days at December 31, 2013 compared to 24 days at December 31, 2012. The increase in DSO was primarily driven by an increase in receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the statement of operations is recorded on a net basis. The DPO increase was primarily due to an increase in payables for third-party services, which offsets the related increase in DSO discussed above. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sales in the statement of operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. The timing of quarter-end payments also had a favorable impact on DPO at December 31, 2013.
Investing Activities
Net cash used in investing activities increased $117.7 million in 2014 compared to 2013. We paid $86.8 million in the fourth quarter of 2014 to acquire a 35% non-controlling interest in Kelway. Additionally, capital expenditures increased $7.9 million to $55.0 million from $47.1 million for 2014 and 2013, respectively, primarily for improvements to our information technology systems during both years.
Net cash used in investing activities increased $5.4 million in 2013 compared to 2012. Capital expenditures were $47.1 million and $41.4 million for 2013 and 2012, respectively, primarily for improvements to our information technology systems during both years.
Financing Activities
Net cash used in financing activities decreased $56.3 million in 2014 compared to 2013. The decrease was primarily driven by several debt refinancing transactions during each period and our July 2013 IPO, which generated net proceeds of $424.7 million after deducting underwriting discounts, expenses and transaction costs. The net impact of our debt transactions resulted in cash outflows of $161.3 million and $569.4 million during 2014 and 2013, respectively, as cash was used in each period to reduce our total long-term debt. See Note 7 to the accompanying audited consolidated financial statements included elsewhere in this report for a description of the debt transactions impacting each period.
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
Long-Term Debt and Financing Arrangements
As of December 31, 2014, we had total indebtedness of $3.2 billion, of which $1.5 billion was secured indebtedness.
At December 31, 2014, we were in compliance with the covenants under our various credit agreements and indentures. Under the indenture governing the 8.5% Senior Notes due 2019, which contains the most restrictive restricted payment provisions in our various credit agreements and indentures, we are generally restricted from paying dividends and making other restricted payments. For the purpose of determining restricted payment capacity, consolidated net income or loss includes certain adjustments that are defined in the applicable indenture. At December 31, 2014, the amount of cumulative consolidated net income free of restrictions under our credit agreements and indentures was $230.3 million.
See Note 7 to the accompanying audited consolidated financial statements included elsewhere in this report for further details regarding our debt and each of the transactions described below.
During the year ended December 31, 2014, the following events occurred with respect to our debt structure:

•	On January 22, 2014 and February 21, 2014, we redeemed $30.0 million and $20.0 million aggregate principal amounts of the 12.535% Senior Subordinated Exchange Notes due 2017, respectively.

•
On March 20, 2014, we repurchased and subsequently canceled $25.0 million aggregate principal amount of the 8.5% Senior Notes due 2019 from an affiliate of Providence Equity in a privately-negotiated transaction on an arms’ length basis.

•	On May 9, 2014, we redeemed all of the remaining $42.5 million aggregate principal amount of the 12.535% Senior Subordinated Exchange Notes due 2017.

•	On June 6, 2014, we entered into a new five-year $1,250.0 million senior secured asset-based revolving credit facility which will mature on June 6, 2019.

•	On August 5, 2014, we completed the issuance of $600.0 million aggregate principal amount of 6.0% Senior Notes due 2022 which will mature on August 15, 2022.

•
On September 5, 2014, we redeemed all of the remaining $325.0 million aggregate principal amount of the 12.535% Senior Subordinated Exchange Notes due 2017, plus accrued and unpaid interest through the date of redemption.

•	On September 5, 2014, we redeemed $234.7 million aggregate principal amount of the 8.5% Senior Notes due 2019, plus accrued and unpaid interest through the date of redemption.

•	On December 1, 2014, we completed the issuance of $575.0 million principal amount of 5.5% Senior Notes due 2024 which will mature on December 1, 2024.

•	On December 31, 2014, we redeemed $541.4 million aggregate principal amount of the 8.5% Senior Notes due 2019, plus accrued and unpaid interest through the date of redemption.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as accounts payable-inventory financing on the consolidated balance sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. See Note 5 to the accompanying audited consolidated financial statements included elsewhere in this report for further details.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases and asset retirement obligations. The following table presents our estimated future payments under contractual obligations that existed as of December 31, 2014, based on undiscounted amounts.

(in millions)	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Term Loan (1)	$1,767.8	$64.4	$127.3	$125.3	$1,450.8
Senior Notes due 2019 (2)	696.6	42.8	85.7	568.1	—
Senior Notes due 2022 (2)	889.0	37.0	72.0	72.0	708.0
Senior Notes due 2024 (2)	891.3	31.6	63.3	63.3	733.1
Operating leases (3)	127.5	19.1	31.4	26.4	50.6
Asset retirement obligations (4)	0.5	—	0.5	—	—
Total	$4,372.7	$194.9	$380.2	$855.1	$2,942.5

(1)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for variable rate debt were calculated using interest rates as of December 31, 2014. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(2)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Notes is calculated using the stated interest rates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)
Includes the minimum lease payments for non-cancelable leases of properties and equipment used in our operations. Additionally, included in these amounts are future minimum lease payments commencing in the fourth quarter of 2016 that relate to a new lease entered into in December 2014 for our future headquarters in Lincolnshire, Illinois. Also reflected in these amounts is the future expiration of two leases in the first quarter of 2016 for facilities currently in use by us which we plan to consolidate into the new headquarters location and accordingly, these leases will not be renewed.

(4)	Represent commitments to return property subject to operating leases to original condition upon lease termination.
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
Commitments and Contingencies
The information set forth in Note 14 to the accompanying audited consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
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
We leverage drop-shipment arrangements with many of our vendors and suppliers to deliver products to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. We recognize revenue on a gross basis as the principal in the transaction because we are the primary obligor in the arrangement, we assume inventory risk if the product is returned by the customer, we set the price of the product charged to the customer, we assume credit risk for the amounts invoiced, and we work closely with our customers to determine their hardware and software specifications. These arrangements generally represent approximately 40% to 50% of total net sales, including approximately 15% to 20% related to electronic delivery for software licenses.
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
Recent Accounting Pronouncements
The information set forth in Note 2 to the accompanying audited consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Subsequent Events
The information set forth in Note 20 to the accompanying audited consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
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
As of December 31, 2014 we have ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million which entitled the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds a weighted average rate of 2.4% during the agreement period.
During the year ended December 31, 2014, we entered into 14 additional interest rate cap agreements with a combined notional amount of $1,000.0 million. These interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. The entire $1,000.0 million notional amount entitles us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 2.0% during the agreement period. The interest rate cap agreements are effective from January 14, 2015 through January 14, 2017. See Note 7 to the accompanying audited consolidated financial statements included elsewhere in this report for additional details.
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
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDW Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2015

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$344.5	$188.1
Accounts receivable, net of allowance for doubtful accounts of $5.7 and $5.4, respectively	1,561.1	1,451.0
Merchandise inventory	337.5	382.0
Miscellaneous receivables	155.6	146.3
Prepaid expenses and other	54.7	46.1
Total current assets	2,453.4	2,213.5
Property and equipment, net	137.2	131.1
Equity investments	86.7	—
Goodwill	2,217.6	2,220.3
Other intangible assets, net	1,168.8	1,328.0
Deferred financing costs, net	33.0	30.1
Other assets	3.2	1.6
Total assets	$6,099.9	$5,924.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable-trade	$704.0	$662.8
Accounts payable-inventory financing	332.1	256.6
Current maturities of long-term debt	15.4	45.4
Deferred revenue	81.3	94.8
Accrued expenses:
Compensation	130.1	112.2
Interest	28.1	31.8
Sales taxes	29.1	29.2
Advertising	34.0	33.2
Income taxes	0.2	6.3
Other	113.7	130.3
Total current liabilities	1,468.0	1,402.6
Long-term liabilities:
Debt	3,174.6	3,205.8
Deferred income taxes	475.0	563.5
Other liabilities	45.8	41.0
Total long-term liabilities	3,695.4	3,810.3
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 shares authorized, and no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 shares authorized; 172.2 and 172.0 shares issued, respectively; 172.2 and 172.0 shares outstanding, respectively	1.7	1.7
Paid-in capital	2,711.9	2,688.1
Accumulated deficit	(1,760.5)	(1,971.8)
Accumulated other comprehensive loss	(16.6)	(6.3)
Total shareholders’ equity	936.5	711.7
Total liabilities and shareholders’ equity	$6,099.9	$5,924.6

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts)

	Years Ended December 31,
	2014	2013	2012
Net sales	$12,074.5	$10,768.6	$10,128.2
Cost of sales	10,153.2	9,008.3	8,458.6
Gross profit	1,921.3	1,760.3	1,669.6
Selling and administrative expenses	1,110.3	1,120.9	1,029.5
Advertising expense	138.0	130.8	129.5
Income from operations	673.0	508.6	510.6
Interest expense, net	(197.3)	(250.1)	(307.4)
Net loss on extinguishments of long-term debt	(90.7)	(64.0)	(17.2)
Other income, net	2.7	1.0	0.1
Income before income taxes	387.7	195.5	186.1
Income tax expense	(142.8)	(62.7)	(67.1)
Net income	$244.9	$132.8	$119.0

Net income per common share:
Basic	$1.44	$0.85	$0.82
Diluted	$1.42	$0.84	$0.82

Weighted-average number of common shares outstanding:
Basic	170.6	156.6	145.1
Diluted	172.8	158.7	145.8

Cash dividends declared per common share	$0.1950	$0.0425	$—
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$244.9	$132.8	$119.0
Foreign currency translation adjustment (net of tax benefit of $0.5 million, $0 million, and $0 million, respectively)	(10.3)	(6.7)	2.5
Other comprehensive (loss) income	(10.3)	(6.7)	2.5
Comprehensive income	$234.6	$126.1	$121.5
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (in millions)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ (Deficit)Equity
Balance at December 31, 2011	—	$—	144.9	$1.4	$2,184.7	$(2,191.3)	$(2.1)	$(7.3)
Equity-based compensation expense	—	—	—	—	22.1	—	—	22.1
Investment from CDW Holdings LLC	—	—	—	—	2.8	—	—	2.8
Repurchase of common shares	—	—	—	—	—	(0.7)	—	(0.7)
Accrued charitable contribution related to the MPK Coworker Incentive Plan II, net of tax	—	—	0.3	—	(1.4)	—	—	(1.4)
Net income	—	—	—	—	—	119.0	—	119.0
Incentive compensation plan units withheld for taxes	—	—	—	—	(0.5)	—	—	(0.5)
Foreign currency translation adjustment	—	—	—	—	—	—	2.5	2.5
Balance at December 31, 2012	—	$—	145.2	$1.4	$2,207.7	$(2,073.0)	$0.4	$136.5
Equity-based compensation expense	—	—	—	—	46.6	—	—	46.6
Issuance of common shares	—	—	26.8	0.3	424.4	—	—	424.7
Repurchase of common shares	—	—	—	—	—	(0.2)	—	(0.2)
Dividends declared	—	—	—	—	—	(7.3)		(7.3)
Reclassification to goodwill for accrued charitable contributions	—	—	—	—	9.4	—	—	9.4
Incentive compensation plan units withheld for taxes	—	—	—	—	—	(24.1)	—	(24.1)
Net income	—	—	—	—	—	132.8	—	132.8
Foreign currency translation adjustment	—	—	—	—	—	—	(6.7)	(6.7)
Balance at December 31, 2013	—	$—	172.0	$1.7	$2,688.1	$(1,971.8)	$(6.3)	$711.7
Equity-based compensation expense	—	—	—	—	16.4	—	—	16.4
Stock options exercised	—	—	—	—	1.3	—	—	1.3
Excess tax benefits from equity-based compensation	—	—	—	—	0.3	—	—	0.3
Coworker stock purchase plan	—	—	0.2	—	5.8	—	—	5.8
Dividends declared	—	—	—	—	—	(33.6)	—	(33.6)
Net income	—	—	—	—	—	244.9	—	244.9
Foreign currency translation adjustment	—	—	—	—	—	—	(10.3)	(10.3)
Balance at December 31, 2014	—	$—	172.2	$1.7	$2,711.9	$(1,760.5)	$(16.6)	$936.5
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$244.9	$132.8	$119.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207.9	208.2	210.2
Equity-based compensation expense	16.4	46.6	22.1
Deferred income taxes	(89.1)	(48.7)	(56.3)
Allowance for doubtful accounts	0.3	—	—
Amortization of deferred financing costs, debt premium, and debt discount, net	6.4	8.8	13.6
Net loss on extinguishments of long-term debt	90.7	64.0	17.2
Income from equity investments	(1.2)	—	—
Other	0.5	1.7	1.0
Changes in assets and liabilities:
Accounts receivable	(117.6)	(170.8)	(10.4)
Merchandise inventory	44.2	(67.5)	7.1
Other assets	(18.7)	(10.1)	(3.8)
Accounts payable-trade	43.7	146.1	0.8
Other current liabilities	1.7	64.1	(2.1)
Long-term liabilities	4.9	(8.9)	(1.0)
Net cash provided by operating activities	435.0	366.3	317.4
Cash flows from investing activities:
Capital expenditures	(55.0)	(47.1)	(41.4)
Payment for equity investment	(86.8)	—	—
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	(20.9)	—	—
Premium payments on interest rate cap agreements	(2.1)	—	(0.3)
Net cash used in investing activities	(164.8)	(47.1)	(41.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0	289.0
Repayments of borrowings under revolving credit facility	—	(63.0)	(289.0)
Repayments of long-term debt	(15.4)	(51.1)	(201.0)
Proceeds from issuance of long-term debt	1,175.0	1,535.2	135.7
Payments to extinguish long-term debt	(1,299.0)	(2,047.4)	(243.2)
Payments of debt financing costs	(21.9)	(6.1)	(2.1)
Investment from CDW Holdings LLC, net	—	—	2.8
Net change in accounts payable-inventory financing	75.5	7.4	(29.5)
Proceeds from issuance of common shares	—	424.7	—
Proceeds from stock option exercises	1.3	—	—
Proceeds from Coworker Stock Purchase Plan	5.8	—	—
Dividends paid	(33.6)	(7.3)	—
Excess tax benefits from equity-based compensation	0.3	0.6	—
Payment of incentive compensation plan withholding taxes	—	(24.1)	—
Repurchase of common shares	—	(0.2)	(0.7)
Net cash used in financing activities	(112.0)	(168.3)	(338.0)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.7)	0.3
Net increase (decrease) in cash and cash equivalents	156.4	150.2	(62.0)
Cash and cash equivalents – beginning of period	188.1	37.9	99.9
Cash and cash equivalents – end of period	$344.5	$188.1	$37.9
Supplementary disclosure of cash flow information:
Interest paid	$(195.8)	$(267.6)	$(302.7)
Taxes paid, net of taxes refunded	$(241.2)	$(82.5)	$(123.2)
Non-cash investing and financing activities:
Capital expenditures accrued in accounts payable-trade	$0.6	$0.2	$0.5
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation ("Parent") is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the U.S. and Canada. The Company's offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
Throughout this report, the terms “the Company” and “CDW” refer to Parent and its 100% owned subsidiaries.
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. On August 6, 2010, CDW Finance Corporation, a Delaware corporation, was formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 18 and does not hold any material assets or engage in any business activities or operations.
CDW Corporation was previously owned directly by CDW Holdings LLC ("CDW Holdings"), a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC ("Madison Dearborn") and Providence Equity Partners L.L.C. ("Providence Equity," and together with Madison Dearborn, the "Sponsors"), certain other co-investors and certain members of CDW management. On July 2, 2013, Parent completed an initial public offering ("IPO") of its common stock. In connection with the IPO, CDW Holdings distributed all of its shares of Parent's common stock to its members in June 2013 in accordance with the members’ respective membership interests and was subsequently dissolved in August 2013. See Note 9 for additional discussion of the IPO.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the initial lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The following table shows estimated useful lives of property and equipment:

Classification	Estimated Useful Lives
Machinery and equipment	5 to 10 years
Building and leasehold improvements	5 to 25 years
Computer and data processing equipment	3 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	5 to 10 years
The Company has asset retirement obligations associated with commitments to return property subject to operating leases to its original condition upon lease termination. The Company’s asset retirement liability was $0.5 million as of December 31, 2014 and 2013.
Equity Investments
If the Company is not required to consolidate its investment in another entity because it does not have control, the Company uses the equity method if it (i) can exercise significant influence over the other entity and (ii) holds common stock of the other entity. Under the equity method, investments are carried at cost, plus or minus the Company’s share of equity in the increases and decreases in the investee’s net assets after the date of acquisition and adjustments for basis differences. The Company’s share of the net income or loss of equity method investees is included in other income, net in the consolidated statements of operations.
Goodwill and Other Intangible Assets

The Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has the option of performing a qualitative assessment of a reporting unit's fair value from the last quantitative assessment to determine if it is more likely than not that the reporting unit's goodwill is impaired or performing a quantitative assessment by comparing a reporting unit's estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. This assessment uses significant

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting judgments, estimates and assumptions. Any changes in the judgments, estimates or assumptions used could produce significantly different results. During the years ended December 31, 2014, 2013 and 2012, the Company concluded its goodwill was not impaired. See Note 4 for more information on the Company’s evaluations of goodwill for impairment.

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives. The cost of computer software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful life of the software. These intangible assets are reviewed for impairment when indicators are present using undiscounted cash flows. The Company uses the undiscounted cash flows, excluding interest charges, to assess the recoverability of the carrying value of such assets. To the extent carrying value exceeds the undiscounted cash flows, an impairment loss is recorded based upon the excess of the carrying value over fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. During the years ended December 31, 2014, 2013 and 2012, no impairment existed with respect to the Company’s intangible assets with determinable lives and no significant changes to the remaining useful lives were necessary. The following table shows estimated useful lives of definite-lived intangible assets:

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
The Company’s interest rate cap agreements are not designated as cash flow hedges of interest rate risk. Changes in fair value of the derivatives are recorded directly to interest expense in the Company’s consolidated statements of operations.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation adjustments are included in shareholders’ equity under accumulated other comprehensive (loss) income.
The components of accumulated other comprehensive (loss) income are as follows:

(in millions)	December 31,
	2014	2013	2012
Foreign currency translation adjustment	$(16.6)	$(6.3)	$0.4
Accumulated other comprehensive (loss) income	$(16.6)	$(6.3)	$0.4
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Equity-Based Compensation
The Company measures all equity-based payments using a fair-value-based method and records compensation expense over the requisite service period using the straight-line method in its consolidated financial statements. Estimated forfeiture rates have been developed based upon historical experience.
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary is the local currency, the Canadian dollar. The functional currency of the Company's equity investment in Kelway TopCo Limited ("Kelway") is the local currency, the British pound sterling.  Assets and liabilities of the Canadian subsidiary and the Company’s share of assets and liabilities in Kelway are translated at the spot rate in effect at the applicable reporting date and the consolidated results of operations of the Canadian subsidiary and the Company’s share of the net income or loss of Kelway are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive (loss) income, which is reflected as a separate component of shareholders’ equity.
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

Stock Compensation - Performance Share Awards
In June 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-12, “Compensation - Stock Compensation,” which amended the standard on how to account for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under this ASU, a performance target that could be achieved after the requisite service period is required to be treated as a performance condition that affects the vesting of the award and should not be reflected in estimating the fair value of the award at the grant date. This ASU is effective for the first quarter of 2016 with early adoption permitted. The Company already accounts for performance shares utilizing the method outlined by this ASU and is not impacted by the new standard.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition standard. This ASU is effective for the Company for the first quarter of 2017 and early adoption is not permitted. This ASU allows for either a full retrospective adoption approach or a modified retrospective adoption approach. The Company is currently evaluating the impact that this ASU will have on its consolidated financial position, results of operations and cash flows.

3.	Property and Equipment
Property and equipment consisted of the following:

(in millions)	December 31,
	2014	2013
Land	$27.7	$27.7
Machinery and equipment	54.3	53.0
Building and leasehold improvements	105.1	104.8
Computer and data processing equipment	65.6	61.2
Computer software	10.6	30.9
Furniture and fixtures	21.7	21.6
Construction in progress	24.7	10.9
Property and equipment	309.7	310.1
Less: accumulated depreciation	172.5	179.0
Property and equipment, net	$137.2	$131.1
During 2014, 2013 and 2012, the Company recorded disposals of $32.0 million, $7.9 million and $12.2 million, respectively, to remove assets that were no longer in use from property and equipment. The Company recorded a pre-tax loss of $0.1 million, $0.0 million and $0.1 million in 2014, 2013 and 2012, respectively, for certain disposed assets that were not fully depreciated.
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $25.8 million, $27.2 million and $32.0 million, respectively.

4.	Goodwill and Other Intangible Assets
As described in Note 1, the Company is required to perform an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments. The Company has two reportable segments: Corporate, which is comprised primarily of business customers,

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Public, which is comprised of government entities and education and healthcare institutions. The Company also has three other operating segments, CDW Advanced Services, Canada, and Kelway, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other” for segment reporting purposes. The Company has the option of performing a qualitative assessment of a reporting unit's fair value from the last quantitative assessment to determine if it is more likely than not that the reporting unit's goodwill is impaired or performing a quantitative assessment by comparing a reporting unit's estimated fair value to its carrying amount. Under the quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the income approach, the Company determined fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, the Company utilized valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples were applied to the reporting units. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, gross margins, operating margins, discount rates and future market conditions, among others.
December 1, 2014 Evaluation
The Company performed its annual evaluation of goodwill as of December 1, 2014 by utilizing a quantitative assessment for all reporting units. All reporting units passed the first step of the goodwill evaluation (with the fair value exceeding the carrying value by 169%, 147%, 276% and 78% for the Corporate, Public, Canada and CDW Advanced Services reporting units, respectively) and, accordingly, the Company was not required to perform the second step of the goodwill evaluation.
To determine the fair value of the reporting units, the Company used a 75%/25% weighting of the income approach and market approach, respectively. Under the income approach, the Company estimated future cash flows of each reporting unit based on internally generated forecasts for the remainder of 2014 and the next six years. The Company used a 3.5% long-term assumed consolidated annual revenue growth rate for periods after the six-year forecast. The estimated future cash flows for the Corporate and Public reporting units were discounted at 9.0%; cash flows for the Canada and CDW Advanced Services reporting units were discounted at 9.3% and 11.5%, respectively, based on the future growth rates assumed in the discounted cash flows. Discount rates utilized during the 2014 goodwill evaluation declined compared to those used in 2013 as a result of the market performance of the Company's common stock and a lower equity risk premium with the exception of CDW Advanced Services. The discount rate for CDW Advanced Services increased to account for additional forecast risk.
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
December 1, 2012 Evaluation

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the change in goodwill by segment for the years ended December 31, 2014 and 2013:

(in millions)	Corporate	Public	Other (1)	Consolidated

Balances as of December 31, 2012:
Goodwill	$2,794.4	$1,261.4	$107.3	$4,163.1
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,223.0	$907.3	$79.0	$2,209.3
2013 Activity:
Translation adjustment	$—	$—	$(2.1)	$(2.1)
Contingent consideration (2)	8.8	4.0	0.3	13.1
	$8.8	$4.0	$(1.8)	$11.0
Balances as of December 31, 2013:
Goodwill	$2,803.2	$1,265.4	$105.5	$4,174.1
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,231.8	$911.3	$77.2	$2,220.3
2014 Activity:
Translation adjustment	$—	$—	$(2.7)	$(2.7)
	$—	$—	$(2.7)	$(2.7)
Balances as of December 31, 2014:
Goodwill	$2,803.2	$1,265.4	$102.8	$4,171.4
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,231.8	$911.3	$74.5	$2,217.6

(1)	Other is comprised of CDW Advanced Services, Canada, and Kelway reporting units. There is no goodwill attributable to the Kelway reporting unit.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of intangible assets at December 31, 2014 and 2013:

(in millions)
December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,859.7	$1,012.1	$847.6
Trade name	421.0	152.0	269.0
Internally developed software	110.1	58.9	51.2
Other	3.2	2.2	1.0
Total	$2,394.0	$1,225.2	$1,168.8

December 31, 2013
Customer relationships	$1,860.8	$872.8	$988.0
Trade name	421.0	130.9	290.1
Internally developed software	128.5	79.8	48.7
Other	3.1	1.9	1.2
Total	$2,413.4	$1,085.4	$1,328.0
During 2014, the Company recorded disposals of $41.7 million to remove fully amortized internally developed software assets that were no longer in use from intangible assets.
Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012 was $182.1 million, $181.0 million and $178.2 million, respectively.
Estimated future amortization expense related to intangible assets for the next five years is as follows:

(in millions)
Years ending December 31,
2015	$180.7
2016	172.8
2017	167.1
2018	160.4
2019	158.9

5.	Inventory Financing Agreements
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	December 31,
	2014	2013
Revolving Loan inventory financing agreement	$330.1	$256.1
Other inventory financing agreements	2.0	0.5
Accounts payable-inventory financing	$332.1	$256.6
As described in Note 7, in June 2014, the Company entered into a new senior secured asset-based revolving credit facility, which incorporates the previous inventory floorplan sub-facility and, among other changes, removes the $400.0 million limit on the size of the floorplan sub-facility. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the purchase of inventory from this vendor (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At December 31, 2014 and 2013, amounts owed under other inventory financing agreements of $2.0 million and $0.5 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

6.	Lease Commitments
The Company is obligated under various non-cancelable operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2014, 2013 and 2012, rent expense under these lease arrangements was $21.4 million, $20.7 million and $22.4 million, respectively.
Future minimum lease payments are as follows:

(in millions)
Years ending December 31,
2015	$19.1
2016	15.3
2017	16.1
2018	13.6
2019	12.8
Thereafter	50.6
Total future minimum lease payments (1)	$127.5
(1) Included in these amounts are future minimum lease payments commencing in the fourth quarter of 2016 that relate to a new lease entered into in December 2014 for the Company’s future headquarters in Lincolnshire, Illinois. Also reflected in these amounts is the future expiration of two leases in the first quarter of 2016 for facilities currently in use by the Company which the Company plans to consolidate into the new headquarters location and accordingly, these leases will not be renewed.

7.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)		December 31,
	Interest Rate (1)	2014	2013
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,513.5	1,528.9
Unamortized discount on senior secured term loan facility		(3.7)	(4.4)
Senior secured notes due 2018	—%	—	325.0
Senior notes due 2019	8.5%	503.9	1,305.0
Unamortized premium on senior notes due 2019		1.3	4.2
Senior notes due 2022	6.0%	600.0	—
Senior notes due 2024	5.5%	575.0	—
Senior subordinated notes due 2017	—%	—	92.5
Total long-term debt		3,190.0	3,251.2
Less current maturities of long-term debt		(15.4)	(45.4)
Long-term debt, excluding current maturities		$3,174.6	$3,205.8
(1)Interest rate at December 31, 2014.
At December 31, 2014, the Company was in compliance with the covenants under its various credit agreements and indentures as described below. Under the indenture governing the 8.5% Senior Notes due 2019, which contains the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

most restrictive restricted payment provisions in the Company’s various credit agreements and indentures, CDW LLC and its restricted subsidiaries are generally restricted from paying dividends and making other restricted payments. For the purpose of determining restricted payment capacity, consolidated net income or loss includes certain adjustments that are defined in the applicable indenture. At December 31, 2014, the amount of cumulative consolidated net income free of restrictions under the credit agreements and indentures ("Restricted Payment Capacity") was $230.3 million.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At December 31, 2014, the Company had no outstanding borrowings under the Revolving Loan, $2.1 million of undrawn letters of credit and $312.3 million reserved related to the floorplan sub-facility.
On June 6, 2014, the Company entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 6, 2019, subject to an acceleration provision discussed below. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on June 24, 2016. The Revolving Loan (i) increases the overall revolving credit facility capacity available to the Company from $900.0 million to $1,250.0 million, (ii) increases the maximum aggregate amount of increases that may be made to the revolving credit facility from $200.0 million to $300.0 million, (iii) maintains a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the final maturity of any then outstanding senior debt if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) decreases the fee on the unused portion of the revolving credit facility from either 37.5 or 50 basis points, depending on the amount of utilization, to 25 basis points, (v) decreases the applicable interest rate margin by 50 basis points, and (vi) amends the existing inventory floorplan sub-facility as discussed below. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $0.4 million in the consolidated statement of operations for the year ended December 31, 2014, representing a write-off of a portion of unamortized deferred financing costs. Fees of $6.4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis.
The Revolving Loan incorporates the previous inventory floorplan sub-facility and related Revolving Loan inventory financing agreement while removing the previous $400.0 million limit on the size of the floorplan sub-facility and the in-transit reserve of 15% of open orders. At December 31, 2014, the financial intermediary reported an outstanding balance of $312.3 million under the Revolving Loan inventory financing agreement. The amount included on the Company's consolidated balance sheet as of December 31, 2014 as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $330.1 million includes a $17.8 million accrual for amounts in transit.
Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.50% to 2.00% for LIBOR borrowings and 0.50% to 1.00% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan and is subject to a reduction of 0.25% if, and for as long as, CDW LLC's corporate credit rating from Standard & Poor’s Rating Services is BB or better and CDW LLC's corporate family rating from Moody’s Investors Service, Inc. is Ba3 or better (in each case with stable or better outlook).
Under the new Revolving Loan, the Company is permitted to borrow an aggregate amount of $1,250.0 million; however, its ability to borrow under the Revolving Loan is limited by a borrowing base. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2014, the borrowing base was $1,253.4 million based on the amount of eligible inventory and accounts receivable balances as of November 30, 2014. The Company could have borrowed up to an additional $935.6 million under the Revolving Loan at December 31, 2014.
The ability to borrow under the Revolving Loan also remains limited by a minimum liquidity condition which provides that, if excess cash availability is less than the lesser of (i) $125.0 million and (ii) the greater of (A) 10.0% of the borrowing base and (B) $100.0 million, the lenders are not required to lend any additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio (as described in the agreement evidencing the Revolving Loan) is at least 1.00 to 1.00.

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
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At December 31, 2014, the outstanding principal amount of the Term Loan was $1,513.5 million, excluding $3.7 million in unamortized discount.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate ("ABR") plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time ("LIBOR Floor"). The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. The total net leverage ratio was 3.1 at December 31, 2014. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended December 31, 2014.
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company has entered into interest rate cap agreements. The Company had ten interest rate cap agreements in effect through January 14, 2015 with a combined notional amount of $1,150.0 million which entitled the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds a weighted average rate of 2.4% during the agreement period. The fair value of these interest rate cap agreements was zero at both December 31, 2014 and 2013.
In connection with the expiration of the ten interest rate cap agreements noted above, during the year ended December 31, 2014, the Company entered into 14 additional interest rate cap agreements with a combined notional amount of $1,000.0 million. Under these agreements, the Company made premium payments totaling $2.1 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which three-month LIBOR exceeds 2.0% during the agreement period. These interest rate cap agreements are effective from January 14, 2015 through January 14, 2017. The fair value of these interest rate cap agreements was $1.7 million at December 31, 2014.
The Company's interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. The interest rate cap agreements are recorded at fair value on the Company’s

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheet in Other Assets each period, with changes in fair value recorded directly to interest expense in the Company’s consolidated statements of operations. The fair value of the Company’s interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.
See Note 20 for a description of the interest rate cap agreements entered into during the first quarter of 2015.
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
8.0% Senior Secured Notes due 2018 (“Senior Secured Notes”)
At December 31, 2014, there were no outstanding Senior Secured Notes.
On August 5, 2014, the proceeds from the issuance of the 2022 Senior Notes discussed below, along with cash on hand, were deposited with the trustee to redeem all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 106.061% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. On the same date, the indenture governing the Senior Secured Notes was satisfied and discharged. The redemption date was September 5, 2014. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $23.7 million in the consolidated statement of operations for the year ended December 31, 2014, which was comprised of $4.0 million for the write-off of the unamortized deferred financing fees, a redemption premium of $13.0 million and a make-whole interest payment of $6.7 million.
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
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
At December 31, 2014, the outstanding principal amount of 2019 Senior Notes was $503.9 million, excluding $1.3 million in unamortized premium. The 2019 Senior Notes mature on April 1, 2019.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2014, the proceeds from the issuance of the 2024 Senior Notes discussed below, along with cash on hand, were deposited with the trustee to redeem $541.4 million aggregate principal amount of the 2019 Senior Notes at a redemption price of 106.202% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was December 31, 2014. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $36.9 million in the consolidated statement of operations for the year ended December 31, 2014, which was comprised of $4.7 million for the write-off of a portion of the unamortized deferred financing fees, a redemption premium of $23.0 million, and a make-whole interest payment of $10.6 million, partially offset by $1.4 million for the write-off of a portion of the unamortized premium.
On August 5, 2014, the proceeds from the issuance of the 2022 Senior Notes discussed below, along with cash on hand, were deposited with the trustee to redeem $234.7 million aggregate principal amount of the 2019 Senior Notes at a redemption price of 108.764% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was September 5, 2014. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $22.1 million in the consolidated statement of operations for the year ended December 31, 2014, which was comprised of $2.2 million for the write-off of a portion of the unamortized deferred financing fees, a redemption premium of $10.0 million, and a make-whole interest payment of $10.6 million, partially offset by $0.7 million for the write-off of a portion of the unamortized premium.
On March 20, 2014, the Company repurchased and subsequently canceled $25.0 million aggregate principal amount of the 2019 Senior Notes from an affiliate of Providence Equity in a privately negotiated transaction on an arms' length basis at a price of 109.75% of the principal amount. Cash on hand was used to fund the repurchase of $25.0 million aggregate principal amount, $2.4 million of repurchase premium and $1.0 million in accrued and unpaid interest to the date of repurchase. In connection with this repurchase, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the Company's consolidated statement of operations for the year ended December 31, 2014. This loss represented $2.4 million in repurchase premium and $0.3 million for the write-off of a portion of the unamortized deferred financing costs related to the 2019 Senior Notes.
CDW LLC and CDW Finance Corporation are the co-issuers of the 2019 Senior Notes. Obligations under the 2019 Senior Notes are guaranteed on an unsecured senior basis by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries. The 2019 Senior Note indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The 2019 Senior Notes do not contain any financial covenants.
6.0% Senior Notes due 2022 ("2022 Senior Notes")
On August 5, 2014, CDW LLC and CDW Finance Corporation, as co-issuers, completed the issuance of $600.0 million aggregate principal amount of 2022 Senior Notes at par. Fees of $8.0 million related to the 2022 Senior Notes were capitalized as deferred financing costs and are being amortized over the term of the notes on a straight-line basis. The 2022 Senior Notes will mature on August 15, 2022 and bear interest at a rate of 6.00% per annum, payable semi-annually on February 15 and August 15 of each year. The first interest payment date was February 15, 2015.
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
5.5% Senior Notes due 2024 ("2024 Senior Notes")
On December 1, 2014, CDW LLC and CDW Finance Corporation, as co-issuers, completed the issuance of $575.0 million aggregate principal amount of 2024 Senior Notes at par. Fees of $7.5 million related to the 2024 Senior Notes were capitalized as deferred financing costs and are being amortized over the term of the notes on a straight-line basis. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.50% per annum, payable semi-annually on June 1 and December 1 of each year. The first interest payment date will be June 1, 2015.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CDW LLC and CDW Finance Corporation are the co-issuers of the 2024 Senior Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The 2024 Senior Notes indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries to enter into sale and lease-back transactions, incur additional secured indebtedness, and create liens. The indenture governing the 2024 Senior Notes does not contain any financial covenants.
12.535% Senior Subordinated Exchange Notes due 2017 (“Senior Subordinated Notes”)
At December 31, 2014, there were no outstanding Senior Subordinated Notes.
On May 9, 2014, the Company redeemed all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. Cash on hand was used to fund the redemption of $42.5 million aggregate principal amount, $1.8 million in redemption premium and $0.4 million in accrued and unpaid interest to the date of redemption. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $2.2 million in the consolidated statement of operations for the year ended December 31, 2014. This loss represented $1.8 million in redemption premium and $0.4 million for the write-off of the remaining deferred financing costs related to the Senior Subordinated Notes.
On January 22, 2014 and February 21, 2014, the Company redeemed $30.0 million and $20.0 million aggregate principal amounts of Senior Subordinated Notes, respectively, at redemption prices that were 104.178% of the principal amounts redeemed. Cash on hand was used to fund the redemptions of $50.0 million aggregate principal amount, $2.1 million in redemption premiums and $1.9 million in aggregate accrued and unpaid interest to the dates of redemption. In connection with these redemptions, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the consolidated statement of operations for the year ended December 31, 2014. This loss represented $2.1 million in redemption premiums and $0.6 million for the write-off of a portion of the remaining deferred financing costs related to the Senior Subordinated Notes.
On October 18, 2013, the Company redeemed $155.0 million aggregate principal amount of Senior Subordinated Notes at a redemption price that was 104.178% of the principal amount redeemed. A combination of cash on hand and the net proceeds from the sale of shares of common stock related to the underwriters' exercise in full of the overallotment option granted to them in connection with the IPO, in the amount of $56.0 million, was used to fund the redemption of $155.0 million aggregate principal amount, $6.5 million of redemption premium and $0.2 million in accrued and unpaid interest to the date of redemption. See Note 9 for additional discussion of the underwriters' overallotment option. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $8.5 million in the Company's consolidated statement of operations for the year ended December 31, 2013. This loss represented $6.5 million in redemption premium and $2.0 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the Senior Subordinated Notes.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Maturities
As of December 31, 2014, the maturities of long-term debt were as follows:

(in millions)
Years ending December 31,
2015	$15.4
2016	—
2017	—
2018	—
2019	503.9
Thereafter	2,673.1
$3,192.4
Fair Value
The fair value of the Company's long-term debt instruments at December 31, 2014 was $3,208.7 million. The fair value of the 2019 Senior Notes, the 2022 Senior Notes, and the 2024 Senior Notes was estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.
At December 31, 2014, the carrying value of the Company's long-term debt was $3,192.4 million, excluding $1.3 million in unamortized premium and $3.7 million in unamortized discount.
Deferred Financing Costs
The following table summarizes the deferred financing costs activity for the years ended December 31, 2014 and 2013:

(in millions)	December 31,
	2014	2013
Beginning balance	$30.1	$53.2
Additional costs capitalized	21.9	6.1
Recognized in interest expense	(6.4)	(9.1)
Write-off of unamortized deferred financing costs	(12.6)	(20.1)
Ending balance	$33.0	$30.1

As of December 31, 2014 and December 31, 2013, the weighted-average remaining life of unamortized deferred financing costs was 6.6 and 4.9 years, respectively.

8.	Income Taxes
Income before income taxes was taxed under the following jurisdictions:

(in millions)	Years Ended December 31,
	2014	2013	2012
Domestic	$366.6	$179.4	$170.3
Foreign	21.1	16.1	15.8
Total	$387.7	$195.5	$186.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of income tax expense (benefit) consisted of the following:

(in millions)	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$206.8	$96.7	$110.3
State	19.3	10.1	8.0
Foreign	5.8	4.6	5.1
Total current	231.9	111.4	123.4
Deferred:
Domestic	(89.0)	(48.6)	(56.2)
Foreign	(0.1)	(0.1)	(0.1)
Total deferred	(89.1)	(48.7)	(56.3)
Income tax expense	$142.8	$62.7	$67.1
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate is as follows:

(dollars in millions)	Years Ended December 31,
	2014		2013		2012
Statutory federal income tax rate	$135.7	35.0%	$68.4	35.0%	$65.1	35.0%
State taxes, net of federal effect	6.5	1.6	(5.0)	(2.6)	0.4	0.2
Equity-based compensation	1.1	0.3	1.5	0.7	5.7	3.1
Effect of rates different than statutory	(1.9)	(0.5)	(1.4)	(0.7)	(1.4)	(0.8)
Other	1.4	0.4	(0.8)	(0.3)	(2.7)	(1.5)
Effective tax rate	$142.8	36.8%	$62.7	32.1%	$67.1	36.0%
The tax effect of temporary differences that give rise to the net deferred income tax liability is presented below:

(in millions)	December 31,
	2014	2013
Deferred Tax Assets:
Deferred interest	$32.9	$43.5
State net operating loss and credit carryforwards, net	18.8	21.1
Payroll and benefits	27.0	16.2
Rent	5.5	6.4
Accounts receivable	6.3	5.4
Equity compensation plans	6.5	1.6
Trade credits	1.5	1.5
Other	5.0	7.1
Total deferred tax assets	103.5	102.8
Deferred Tax Liabilities:
Software and intangibles	425.3	486.2
Deferred income	116.2	145.5
Property and equipment	22.5	25.0
Other	15.3	11.6
Total deferred tax liabilities	579.3	668.3
Deferred tax asset valuation allowance	—	—
Net deferred tax liability	$475.8	$565.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has state income tax net operating loss carryforwards of $124.0 million, which will expire at various dates from 2015 through 2033 and state tax credit carryforwards of $19.6 million, which expire at various dates from 2016 through 2019.
The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiary because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2014, the Company has not provided for federal income taxes on earnings of approximately $66.6 million from its international subsidiary.
The Company had no unrecognized tax benefits at December 31, 2014, 2013 and 2012.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). In general, the Company is no longer subject to audit by the IRS for tax years through 2010 and state, local or foreign taxing authorities for tax years through 2009. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.
The Company accrues net interest and penalties related to unrecognized tax benefits in income tax expense in its consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, the Company had no liability recorded for the payment of interest and penalties on unrecognized tax benefits and did not recognize any such interest and penalty expense.

9.	Shareholders' Equity
The Company declared and paid cash dividends per common share during the periods presented as follows:

(in millions, except per share amounts)	Dividends Per Share	Amount
2014:
First Quarter	$0.0425	$7.3
Second Quarter	0.0425	7.3
Third Quarter	0.0425	7.3
Fourth Quarter	0.0675	11.7
2013:
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	0.0425	7.3
See Note 20 for a discussion of the dividend declared during the first quarter of 2015. Future dividends will be subject to the approval of the Company's Board of Directors and will depend upon the Company’s results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations and other factors that the Company’s Board of Directors deems relevant. In addition, the Company’s ability to pay dividends on its common stock will be limited by restrictions on the ability of subsidiaries to pay dividends or make distributions to the Company, in each case, under the terms of certain current and future agreements governing the Company’s indebtedness.
On November 6, 2014, the Company announced that its Board of Directors approved a $500.0 million share repurchase program effective immediately under which the Company may repurchase shares of its common stock in the open market or through privately negotiated transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice. As of the date of this filing, no shares have been repurchased under the share repurchase program.
On January 1, 2014, the first offering period under the Company's Coworker Stock Purchase Plan (the “CSPP”) commenced. The CSPP provides the opportunity for eligible coworkers to acquire shares of the Company's common

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Secondary Offering Shares	Completion Date of Secondary Offering	Overallotment Shares (1)	Completion Date of Overallotment Shares	Secondary Offering Expenses (in millions)
15,000,000	11/19/2013	2,250,000	12/18/2013	$0.6
10,000,000	3/12/2014	1,500,000	3/12/2014	$0.4
15,000,000	5/28/2014	2,250,000	6/4/2014	$0.5
15,000,000	9/8/2014 (2)	—	—	$0.3
15,000,000	12/8/2014	2,250,000	12/8/2014	$0.2
(1) Under each underwriting agreement, the selling stockholders granted the underwriters an option, exercisable for thirty days, to purchase up to the additional amount of shares noted.
(2) The option to purchase additional shares was not exercised in connection with the September 2014 secondary offering.
The following pre-tax IPO-related expenses and secondary-offering-related expenses were included within selling and administrative expenses in the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

(in millions)	Year Ended December 31,
	2014	2013
Acceleration charge for certain equity awards and related employer payroll taxes(1)	$—	$40.7
RDU Plan cash retention pool accrual(2)	—	7.5
Management services agreement termination fee(3)	—	24.4
Other expenses (4)	1.4	2.4
IPO- and secondary-offering-related expenses	$1.4	$75.0
(1) See Note 10 for additional discussion of the impact of the IPO on the Company's equity awards.
(2) See Note 12 for additional discussion of this transaction.
(3) Represents the payment of a termination fee to affiliates of the Sponsors in connection with the termination of the management services agreement with such entities.
(4) Other expenses include secondary-offering expenses of $1.4 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In June 2013, the Company amended and restated its certificate of incorporation to authorize the issuance of 100,000,000 shares of preferred stock with a par value of $0.01. No shares of preferred stock have been issued or are outstanding as of December 31, 2014. Additionally, the amended and restated certificate of incorporation increased the number of authorized common shares to 1,000,000,000.

10.	Equity-Based Compensation
The 2013 Long-Term Incentive Plan (“2013 LTIP”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 11,700,000 shares of the Company's common stock, in addition to the 3,798,508 shares of restricted stock granted in exchange for unvested Class B Common Units in connection with the Company's IPO, as discussed below. As of December 31, 2014, 7,541,891 shares were available for issuance under the 2013 LTIP which was approved by the Company's pre-IPO shareholders. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
The following table summarizes equity-based compensation expense, which is included in selling and administrative expenses, for the years ended December 31, 2014, 2013 and 2012:

(in millions)	Year Ended December 31,
	2014	2013 (1)	2012 (2)
Equity-based compensation expense	$16.4	$46.6	$22.1
Income tax benefit	(5.1)	(16.5)	(2.3)
Total (net of tax)	$11.3	$30.1	$19.8

(1)
Includes pre-tax expense of $36.7 million related to the accelerated vesting of certain equity awards granted prior to our IPO. All unvested awards granted pursuant to the MPK Coworker Incentive Plan II (the “MPK Plan”) vested in connection with the IPO as discussed further below in the section labeled "MPK II Units."

(2)
Includes pre-tax expense of $6.6 million in connection with the modification of Class B Common Unit awards granted pursuant to the CDW Holdings LLC 2007 Incentive Equity Plan to the Company’s former Chief Executive Officer, as discussed further below in the section labeled "Class B Common Units."

The total unrecognized compensation cost related to nonvested awards was $28.9 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 2.3 years.
Stock Options
During the year ended December 31, 2014, the Company granted 1,245,513 stock options under the 2013 LTIP. These options vest annually over three years and have a contractual term of 10 years. The exercise price of a stock option is equal to the fair value of a share of the Company's common stock on the date of the grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Black-Scholes option pricing model incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The weighted-average assumptions used to value the stock options granted during the years ended December 31, 2014 and 2013 are presented below.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013
Weighted-average grant date fair value	$7.23	$4.75
Weighted-average volatility (1)	30.00%	35.00%
Weighted-average risk-free rate (2)	1.77%	1.58%
Dividend yield	0.70%	1.00%
Expected term (in years) (3)	6.0	5.4

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite U.S. Treasury rate.

(3)
Calculated using the simplified method. The simplified method defines the expected term as the average of the option’s contractual term and the option’s weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

The following table summarizes the Company's stock option activity for the year ended December 31, 2014:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2014	1,280,255	$17.00
Granted	1,245,513	24.40
Forfeited/Expired	(31,209)	21.33
Exercised	(73,487)	17.00
Outstanding at December 31, 2014	2,421,072	$20.75	8.3	$34.9

Exercisable at December 31, 2014	576,963	$17.00	7.2	$10.5
Vested and expected to vest at December 31, 2014	2,378,364	$20.74	8.3	$34.3
The total intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $1.0 million and zero, respectively.
Restricted Stock Units ("RSUs")
Restricted stock units represent the right to receive unrestricted shares of the Company's stock at the time of vesting. RSUs generally cliff-vest at the end of four years.
The following table summarizes the Company's RSU activity for the year ended December 31, 2014:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,351,572	$17.04
Granted	25,895	24.29
Vested/Settled	(5,984)	17.00
Forfeited	(126,781)	17.04
Nonvested at December 31, 2014	1,244,702	$17.19

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2014 and 2013 was $24.29 and $17.03, respectively. The aggregate fair value of RSUs that vested during the years ended December 31, 2014 and 2013, was $0.2 million and zero, respectively.
Performance Share Units ("PSUs")
During the year ended December 31, 2014, the Company granted 417,784 PSUs under the 2013 LTIP which cliff-vest on December 31, 2016. The percentage of shares that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company's performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period. The weighted-average grant-date fair value of the PSUs granted during the period was $24.40 per unit. During the year ended December 31, 2014, 6,204 PSUs were forfeited at a weighted-average grant-date fair value of $24.29. As of December 31, 2014, 411,580 PSUs were outstanding at a weighted-average grant date fair value of $24.40. No units vested during the year ended December 31, 2014.
Restricted Stock
In connection with the IPO, CDW Holdings distributed all of its shares of the Company's common stock to its existing members in accordance with their respective membership interests. Common stock received by holders of Class B Common Units in connection with the distribution is subject to any vesting provisions previously applicable to the holder's Class B Common Units. Class B Common Unit holders received 3,798,508 shares of restricted stock with respect to Class B Common Units that had not yet vested at the time of the distribution. For the year ended December 31, 2014, 2,321,973 shares of such restricted stock vested/settled and 9,546 shares were forfeited. As of December 31, 2014, 260,514 shares of restricted stock were outstanding. The aggregate fair value of restricted stock that vested during the years ended December 31, 2014 and 2013 was $68.6 million and $26.7 million, respectively.
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
On June 30, 2011, the Board of Managers approved the terms of a modified Class B Common Unit grant agreement with the Company's former Chief Executive Officer, who retired as the Company's Chief Executive Officer effective October 1, 2011 but continued to serve as Chairman of the Board through December 31, 2012. As a result of this modification, the Company recorded incremental equity-based compensation expense of $6.6 million during the year ended December 31, 2012.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assumptions and resulting fair value of the Class B Common Unit grants for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
Assumptions	2013	2012
Weighted-average grant date fair value	$119.00	$125.65
Weighted-average volatility (1)	65.50%	65.26%
Weighted-average risk-free rate (2)	0.18%	0.19%
Dividend yield	0.00%	0.00%

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite U.S. Treasury rate.
MPK II Units
Contemporaneous with the Acquisition, the Company agreed with Michael P. Krasny, CDW Corporation founder, former chairman and CEO and significant selling shareholder, to establish the MPK Plan for the benefit of all of the coworkers of the Company other than members of senior management who received incentive equity awards under the Plan.
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
The following table sets forth a summary of pre-IPO equity plan activity for the year ended December 31, 2013:

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

In connection with the establishment of the MPK Plan, the Company agreed to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related employer payroll tax costs). The contributions of these amounts are due by March 15 of the calendar year following the year in which the Company realizes the benefits of the deductions. This arrangement has been accounted for as contingent consideration. Pre-2009 business combinations were accounted for under a former accounting standard which, among other aspects, precluded the recognition of certain contingent consideration as of the business combination date. Instead, under the former accounting standard, contingent consideration is accounted for as additional purchase price (goodwill) at the time the contingency is resolved. As of December 31, 2013, the Company accrued $20.9 million related to this arrangement within other current liabilities, as the Company realized the tax benefit of the compensation deductions during the 2013 tax year. The Company made the related cash contribution during the first quarter of 2014.

11.	Earnings Per Share

The numerator for both basic and diluted earnings per share is net income. The denominator for basic earnings per share is the weighted-average number of common shares outstanding during the period. The 2013 denominator was impacted by the common shares issued during both the IPO and the underwriters' exercise in full of the overallotment option granted to them in connection with the IPO. Because such common shares were issued on July 2, 2013 and July 31, 2013, respectively, they are only partially reflected in the 2013 denominator. Such shares are fully reflected in the 2014 denominator. See Note 9 for additional discussion of the IPO.
The dilutive effect of outstanding restricted stock, restricted stock units, stock options, Coworker Stock Purchase Plan units and MPK Plan units is reflected in the denominator for diluted earnings per share using the treasury stock method.

The following is a reconciliation of basic shares to diluted shares:

	Years Ended December 31,
(in millions)	2014	2013	2012
Weighted-average shares - basic	170.6	156.6	145.1
Effect of dilutive securities	2.2	2.1	0.7
Weighted-average shares - diluted	172.8	158.7	145.8

There was an insignificant amount of potential common shares excluded from diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, as their inclusion would have had an anti-dilutive effect.

12.	Deferred Compensation Plan
On March 10, 2010, in connection with the Company’s purchase of $28.5 million principal amount of its outstanding senior subordinated debt, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. The total number of RDUs that could be granted under the RDU Plan was 28,500. As of December 31, 2014, 28,500 RDUs were outstanding. RDUs vested daily on a pro rata basis over the three-year period from January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014. All outstanding RDUs were vested as of December 31, 2014. Participants have no rights to the underlying debt.
The total amount of compensation available to be paid under the RDU Plan was initially to be based on two components, a principal component and an interest component. The principal component credits the RDU Plan with a notional amount equal to the $28.5 million face value of the Senior Subordinated Notes (the "Debt Pool"), together with certain redemption premium equivalents as noted below. The interest component credited the RDU Plan with amounts equal to the interest that would have been earned on the Debt Pool from March 10, 2010 through maturity on October 12, 2017, except as discussed below. Interest amounts for 2010 and 2011 were deferred until 2012, and thereafter, interest amounts were paid to participants semi-annually on the interest payment due dates.
The Company used a portion of the IPO proceeds together with incremental borrowings to redeem $324.0 million of the total Senior Subordinated Notes outstanding on August 1, 2013. In connection with the IPO and the partial redemption of the Senior Subordinated Notes, the Company amended the RDU Plan to increase the retentive value of the plan. In accordance with the original terms of the RDU Plan, the principal component of the RDUs converted to a cash-denominated pool upon the redemption of the Senior Subordinated Notes. In addition, the Company added $0.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $1.4 million to the principal component in the years ended December 31, 2014 and 2013, respectively, as redemption premium equivalents in accordance with the terms of the RDU plan.
Under the terms of the amended RDU Plan, upon the partial redemption of outstanding Senior Subordinated Notes, the RDUs ceased to accrue the proportionate related interest component credits. The amended RDU Plan provides participants the opportunity to share on a pro rata basis in cash retention pools payable to participants who satisfy certain retention requirements. The aggregate amount of the retention pools was determined to be $15.0 million based upon the amount of interest component credits that would have been allocated to the RDU Plan if the Senior Subordinated Notes had remained outstanding from August 1, 2013 through maturity. The Company recorded a pre-tax charge of $7.5 million in the year ended December 31, 2013 for payment of the first cash retention pool. The second cash retention pool payment is expected to be made to participants who remain employed through December 31, 2015 in the first quarter of 2016. Participants continued to accrue an interest component credit for the proportionate amount of Senior Subordinated Notes while outstanding, payable on the aforementioned semi-annual due dates; such payments, however, will be deducted from the second retention pool payment amount of $7.5 million.
Unrecognized compensation expense as of December 31, 2014 of approximately $5 million is expected to be recognized through 2015 and approximately $3 million in 2016 through 2017. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company.
Compensation expense of $8.8 million, $16.8 million, and $8.4 million related to the RDU Plan was recognized in the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company had $30.4 million and $21.8 million of liabilities related to the RDU Plan recorded on the consolidated balance sheets, respectively.
Payment of the principal component of the RDU Plan is expected to be made on October 12, 2017, unless accelerated due to a sale of the Company.

13.	Profit Sharing and 401(k) Plan
The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2014, 2013 and 2012, the amounts charged to expense for this plan totaled $21.9 million, $17.3 million and $14.6 million, respectively.

14.	Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.

As of December 31, 2014, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

15.	Equity Investments
On November 10, 2014, the Company acquired a 35% non-controlling interest in Kelway, a UK-based IT solutions provider, which has global supply chain relationships that enable it to conduct business in over 100 countries. The Company paid $86.8 million to acquire its ownership interest in Kelway, with the option to purchase the remaining 65% between June 2015 and June 2017. The Company accounts for its investment in Kelway using the equity method. As of December 31, 2014, the amount assigned to goodwill and definite-lived intangible assets related to the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's 35% non-controlling equity investment in Kelway was $119.2 million, which represented the excess of the purchase price plus liabilities assumed less tangible assets acquired.

16.	Related Party Transactions
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
On July 2, 2013, the Company completed an IPO of its common stock. Using a portion of the net proceeds from the IPO, the Company paid a $24.4 million termination fee to affiliates of the Sponsors in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO. The Company paid an annual management fee of $2.5 million and $5.0 million in the years ended December 31, 2013 and 2012, respectively. There was no management fee paid for the year ended December 31, 2014.
On March 20, 2014, the Company repurchased and subsequently canceled $25.0 million aggregate principal amount of the 2019 Senior Notes from an affiliate of Providence Equity. See Note 7 for additional information related to this transaction.

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
The Company has two reportable segments: Corporate, which is comprised primarily of business customers, and Public, which is comprised of government entities and education and healthcare institutions. The Company also has three other operating segments, CDW Advanced Services, Canada and Kelway, which do not meet the reportable segment quantitative thresholds and, accordingly, are combined together as “Other.” In November 2014, the Company acquired a 35% non-controlling equity interest in Kelway. See Note 15 for additional information on Kelway.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Segment Financial Information
The following table presents information about the Company’s segments for the years ended December 31, 2014, 2013 and 2012:

(in millions)	Corporate	Public	Other	Headquarters	Total
2014:
Net sales	$6,475.5	$4,879.4	$719.6	$—	$12,074.5
Income (loss) from operations	439.8	313.2	32.9	(112.9)	673.0
Depreciation and amortization expense	(96.3)	(43.8)	(8.8)	(59.0)	(207.9)

2013:
Net sales	$5,960.1	$4,164.5	$644.0	$—	$10,768.6
Income (loss) from operations(1)	363.3	246.5	27.2	(128.4)	508.6
Depreciation and amortization expense	(97.3)	(44.0)	(8.6)	(58.3)	(208.2)

2012:
Net sales	$5,512.8	$4,023.0	$592.4	$—	$10,128.2
Income (loss) from operations	349.0	246.7	18.6	(103.7)	510.6
Depreciation and amortization expense	(97.6)	(44.0)	(9.3)	(59.3)	(210.2)

(1) Includes $75.0 million of IPO- and secondary-offering related expenses, as follows: Corporate $26.4 million; Public $14.4 million; Other $3.6 million; and Headquarters $30.6 million.
Major Customers, Geographic Areas, and Product Mix
Net sales to the federal government were $884.2 million, $764.4 million and $964.7 million and accounted for approximately 7%, 7% and 10% of total net sales in 2014, 2013 and 2012, respectively. Net sales to customers outside of the U.S., primarily in Canada, were approximately 4% of the Company's total net sales in 2014, 2013 and 2012. Approximately 1% of the Company’s long-lived assets were located outside of the U.S. as of December 31, 2014 and 2013.
The following table presents net sales by major category for the years ended December 31, 2014, 2013 and 2012. Categories are based upon internal classifications. Amounts for the years ended December 31, 2013 and 2012 have been reclassified for certain changes in individual product classifications to conform to the presentation for the year ended December 31, 2014.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$2,352.3	19.5%	$1,698.4	15.8%	$1,462.8	14.4%
NetComm Products	1,615.9	13.4	1,486.3	13.8	1,351.5	13.3
Enterprise and Data Storage (Including Drives)	1,024.3	8.5	999.2	9.3	981.5	9.7
Other Hardware	4,549.2	37.6	4,178.5	38.8	4,075.7	40.3
Software	2,076.7	17.2	1,993.1	18.5	1,877.7	18.5
Services	371.4	3.1	332.7	3.1	285.0	2.8
Other (1)	84.7	0.7	80.4	0.7	94.0	1.0
Total net sales	$12,074.5	100.0%	$10,768.6	100.0%	$10,128.2	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Supplemental Guarantor Information
The 2019 Senior Notes, the 2022 Senior Notes, and the 2024 Senior Notes are, and, prior to being redeemed in full, the Senior Subordinated Notes and the Senior Secured Notes, were guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2019 Senior Notes, the 2022 Senior Notes, and the 2024 Senior Notes, and (ii) were subject to certain customary release provisions contained in the indentures governing the Senior Subordinated Notes and the Senior Secured Notes until such indentures were satisfied and discharged in 2014. CDW LLC's Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is 100% owned by CDW LLC.
On May 9, 2014, all of the remaining $42.5 million aggregate principal amount of Senior Subordinated Notes was redeemed in full and the indenture governing the Senior Subordinated Notes was satisfied and discharged. See Note 7 for more information.
On August 5, 2014, CDW LLC and CDW Finance Corporation, as co-issuers, completed the issuance of $600.0 million aggregate principal amount of 2022 Senior Notes, which is guaranteed by Parent and the Guarantor Subsidiaries. The proceeds from this issuance, along with cash on hand, were used to redeem all of the remaining $325.0 million aggregate principal amount of the Senior Secured Notes and to redeem $234.7 million aggregate principal amount of the 2019 Senior Notes. The indenture governing the Senior Secured Notes was concurrently satisfied and discharged. See Note 7 for more information.
On December 1, 2014, CDW LLC and CDW Finance Corporation, as co-issuers, completed the issuance of $575.0 million aggregate principal amount of 2024 Senior Notes, which is guaranteed by Parent and the Guarantor Subsidiaries. The proceeds from this issuance, along with cash on hand, were used to redeem $541.4 million aggregate principal amount of the 8.5% Senior Notes. See Note 7 for more information.
The following tables set forth condensed consolidating balance sheets as of December 31, 2014 and 2013, consolidating statements of operations for the years ended December 31, 2014, 2013 and 2012, condensed consolidating statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012, and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$346.4	$—	$24.6	$—	$(26.5)	$344.5
Accounts receivable, net	—	—	1,479.1	82.0	—	—	1,561.1
Merchandise inventory	—	—	333.9	3.6	—	—	337.5
Miscellaneous receivables	—	56.1	93.3	6.2	—	—	155.6
Prepaid expenses and other	—	11.0	46.0	1.5	—	(3.8)	54.7
Total current assets	—	413.5	1,952.3	117.9	—	(30.3)	2,453.4
Property and equipment, net	—	80.5	55.5	1.2	—	—	137.2
Equity investments	—	86.7	—	—	—	—	86.7
Goodwill	—	751.8	1,439.0	26.8	—	—	2,217.6
Other intangible assets, net	—	320.0	843.6	5.2	—	—	1,168.8
Deferred financing costs, net	—	33.0	—	—	—	—	33.0
Other assets	4.3	3.2	0.4	1.4	—	(6.1)	3.2
Investment in and advances to subsidiaries	932.2	2,784.5	—	—	—	(3,716.7)	—
Total assets	$936.5	$4,473.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,099.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$23.9	$671.9	$34.7	$—	$(26.5)	$704.0
Accounts payable-inventory financing	—	—	332.1	—	—	—	332.1
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	79.9	1.4	—	—	81.3
Accrued expenses	—	137.8	193.6	7.9	—	(4.1)	335.2
Total current liabilities	—	177.1	1,277.5	44.0	—	(30.6)	1,468.0
Long-term liabilities:
Debt	—	3,174.6	—	—	—	—	3,174.6
Deferred income taxes	—	146.7	331.3	1.3	—	(4.3)	475.0
Other liabilities	—	42.6	3.7	1.0	—	(1.5)	45.8
Total long-term liabilities	—	3,363.9	335.0	2.3	—	(5.8)	3,695.4
Total shareholders’ equity	936.5	932.2	2,678.3	106.2	—	(3,716.7)	936.5
Total liabilities and shareholders' equity	$936.5	$4,473.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,099.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$196.5	$—	$14.0	$—	$(22.4)	$188.1
Accounts receivable, net	—	—	1,375.9	75.1	—	—	1,451.0
Merchandise inventory	—	—	378.9	3.1	—	—	382.0
Miscellaneous receivables	—	49.9	91.0	5.4	—	—	146.3
Prepaid expenses and other	—	10.7	33.4	5.1	—	(3.1)	46.1
Total current assets	—	257.1	1,879.2	102.7	—	(25.5)	2,213.5
Property and equipment, net	—	69.7	59.6	1.8	—	—	131.1
Goodwill	—	751.9	1,439.0	29.4	—	—	2,220.3
Other intangible assets, net	—	338.5	982.8	6.7	—	—	1,328.0
Deferred financing costs, net	—	30.1	—	—	—	—	30.1
Other assets	4.9	1.4	0.1	0.9	—	(5.7)	1.6
Investment in and advances to subsidiaries	706.8	2,909.4	—	—	—	(3,616.2)	—
Total assets	$711.7	$4,358.1	$4,360.7	$141.5	$—	$(3,647.4)	$5,924.6
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable-trade	$—	$21.4	$637.3	$26.5	$—	$(22.4)	$662.8
Accounts payable-inventory financing	—	—	256.6	—	—	—	256.6
Current maturities of long-term debt	—	45.4	—	—	—	—	45.4
Deferred revenue	—	—	89.9	4.9	—	—	94.8
Accrued expenses	—	163.5	175.1	7.5	—	(3.1)	343.0
Total current liabilities	—	230.3	1,158.9	38.9	—	(25.5)	1,402.6
Long-term liabilities:
Debt	—	3,205.8	—	—	—	—	3,205.8
Deferred income taxes	—	178.3	388.4	1.6	—	(4.8)	563.5
Other liabilities	—	36.9	3.6	1.4	—	(0.9)	41.0
Total long-term liabilities	—	3,421.0	392.0	3.0	—	(5.7)	3,810.3
Total shareholders’ equity	711.7	706.8	2,809.8	99.6	—	(3,616.2)	711.7
Total liabilities and shareholders’ equity	$711.7	$4,358.1	$4,360.7	$141.5	$—	$(3,647.4)	$5,924.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$11,542.3	$532.2	$—	$—	$12,074.5
Cost of sales	—	—	9,684.9	468.3	—	—	10,153.2
Gross profit	—	—	1,857.4	63.9	—	—	1,921.3
Selling and administrative expenses	—	112.8	962.3	35.2	—	—	1,110.3
Advertising expense	—	—	134.0	4.0	—	—	138.0
(Loss) income from operations	—	(112.8)	761.1	24.7	—	—	673.0
Interest (expense) income, net	—	(197.7)	0.1	0.3	—	—	(197.3)
Net loss on extinguishments of long-term debt	—	(90.7)	—	—	—	—	(90.7)
Management fee	—	3.9	—	(3.9)	—	—	—
Other income, net	—	1.2	1.5	—	—	—	2.7
(Loss) income before income taxes	—	(396.1)	762.7	21.1	—	—	387.7
Income tax benefit (expense)	—	141.0	(278.1)	(5.7)	—	—	(142.8)
(Loss) income before equity in earnings of subsidiaries	—	(255.1)	484.6	15.4	—	—	244.9
Equity in earnings of subsidiaries	244.9	500.0	—	—	—	(744.9)	—
Net income	$244.9	$244.9	$484.6	$15.4	$—	$(744.9)	$244.9

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$234.6	$234.6	$484.6	$5.1	$—	$(724.3)	$234.6

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(120.4)	$547.7	$11.8	$—	$(4.1)	$435.0
Cash flows from investing activities:
Capital expenditures	—	(47.9)	(7.1)	—	—	—	(55.0)
Payment for equity investments	—	(86.8)	—	—	—	—	(86.8)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—	—	—	—	(20.9)
Premium payments on interest rate cap agreements	—	(2.1)	—	—	—	—	(2.1)
Net cash used in investing activities	—	(157.7)	(7.1)	—	—	—	(164.8)
Cash flows from financing activities:
Repayments of long-term debt	—	(15.4)	—	—	—	—	(15.4)
Proceeds from issuance of long-term debt	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish long-term debt	—	(1,299.0)	—	—	—	—	(1,299.0)
Payment of debt financing costs	—	(21.9)	—	—	—	—	(21.9)
Net change in accounts payable-inventory financing	—	—	75.5	—	—	—	75.5
Proceeds from stock option exercises	—	1.3	—	—	—	—	1.3
Proceeds from Coworker stock purchase plan	—	5.8	—	—	—	—	5.8
Dividends paid	(33.6)	—	—	—	—	—	(33.6)
Excess tax benefits from equity-based compensation	—	0.3	—	—	—	—	0.3
Advances to/from affiliates	33.6	581.9	(616.1)	0.6	—	—	—
Net cash provided by (used in) financing activities	—	428.0	(540.6)	0.6	—	—	(112.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.8)	—	—	(1.8)
Net increase in cash and cash equivalents	—	149.9	—	10.6	—	(4.1)	156.4
Cash and cash equivalents – beginning of period	—	196.5	—	14.0	—	(22.4)	188.1
Cash and cash equivalents – end of period	$—	$346.4	$—	$24.6	$—	$(26.5)	$344.5

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(204.3)	$514.2	$1.3	$—	$6.2	$317.4
Cash flows from investing activities:
Capital expenditures	—	(27.0)	(14.0)	(0.4)	—	—	(41.4)
Premium payments on interest rate cap agreements	—	(0.3)	—	—	—	—	(0.3)
Net cash used in investing activities	—	(27.3)	(14.0)	(0.4)	—	—	(41.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	289.0	—	—	—	—	289.0
Repayments of borrowings under revolving credit facility	—	(289.0)	—	—	—	—	(289.0)
Repayments of long-term debt	—	(201.0)	—	—	—	—	(201.0)
Proceeds from issuance of long-term debt	—	135.7	—	—	—	—	135.7
Payments to extinguish long-term debt	—	(243.2)	—	—	—	—	(243.2)
Payment of debt financing costs	—	(2.1)	—	—	—	—	(2.1)
Net change in accounts payable-inventory financing	—	—	(29.5)	—	—	—	(29.5)
Advances to/from affiliates	—	486.0	(486.5)	0.5	—	—	—
Other financing activities	—	2.1	—	—	—	—	2.1
Net cash provided by (used in) financing activities	—	177.5	(516.0)	0.5	—	—	(338.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	—	0.3
Net (decrease) increase in cash and cash equivalents	—	(54.1)	(15.8)	1.7	—	6.2	(62.0)
Cash and cash equivalents – beginning of period	—	102.1	15.8	8.1	—	(26.1)	99.9
Cash and cash equivalents – end of period	$—	$48.0	$—	$9.8	$—	$(19.9)	$37.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Selected Quarterly Financial Results (unaudited)

(in millions, except per-share amounts)	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,274.8	$1,395.4	$1,374.8	$1,440.3
Small Business	230.8	260.8	247.9	250.7
Total Corporate	1,505.6	1,656.2	1,622.7	1,691.0
Public:
Government	254.2	313.1	441.3	440.8
Education	321.6	527.0	632.8	342.6
Healthcare	394.1	431.5	394.7	385.7
Total Public	969.9	1,271.6	1,468.8	1,169.1
Other	176.8	178.2	174.6	190.0
Net sales	$2,652.3	$3,106.0	$3,266.1	$3,050.1
Gross profit	$425.2	$496.9	$507.3	$491.9
Income from operations	135.8	188.2	184.7	164.3
Net income	50.9	86.6	55.6	51.8
Net income per common share (1):
Basic	0.30	0.51	0.33	$0.30
Diluted	0.30	0.50	0.32	$0.30

(in millions, except per-share amounts)	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large (2)	$1,180.5	$1,308.5	$1,241.3	$1,322.3
Small Business (2)	223.4	228.9	224.5	230.7
Total Corporate	1,403.9	1,537.4	1,465.8	1,553.0
Public:
Government	252.3	295.7	375.3	327.3
Education	232.2	420.6	513.4	282.8
Healthcare	362.3	366.3	355.9	380.4
Total Public	846.8	1,082.6	1,244.6	990.5
Other	161.0	159.3	153.9	169.8
Net sales	$2,411.7	$2,779.3	$2,864.3	$2,713.3
Gross profit	$402.0	$451.6	$458.4	$448.3
Income from operations (3)	120.1	153.6	92.9	142.0
Net income (loss)(3)	28.3	46.7	(2.2)	60.0
Net income (loss) per common share (1)(3):
Basic	0.19	0.32	(0.01)	0.35
Diluted	0.19	0.32	(0.01)	0.35

(1)
Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Net sales for the corporate channels (medium/large and small business) have been restated for all periods presented above to conform with the new corporate hierarchy presented for first quarter of 2014.

(3)	The third quarter of 2013 included pre-tax IPO-related charges of $74.1 million. See Note 9 for additional discussion of the IPO.

20.	Subsequent Events
During the first quarter of 2015, the Company entered into six interest rate cap agreements with a combined notional amount of $400.0 million. Under the agreements, the Company made premium payments totaling $0.5 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which three-month LIBOR exceeds 2.0% during the agreement period. The interest rate cap agreements are effective from January 14, 2015 through January 14, 2017.
On February 10, 2015, the Company announced that its board of directors declared a cash dividend on the Company's common stock of $0.0675 per share. The dividend will be paid on March 10, 2015 to all stockholders of record as of the close of business on February 25, 2015. Future dividends will be subject to the approval of the Company's board of directors.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013 and 2012

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2014	$5.4	$5.4	$(5.1)	$5.7
Year Ended December 31, 2013	5.4	2.8	(2.8)	5.4
Year Ended December 31, 2012	5.4	3.9	(3.9)	5.4

Reserve for sales returns:
Year Ended December 31, 2014	$5.1	$36.2	$(36.2)	$5.1
Year Ended December 31, 2013	4.4	35.0	(34.3)	5.1
Year Ended December 31, 2012	4.5	33.2	(33.3)	4.4

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
Based on its assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
CDW Corporation
We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CDW Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CDW Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 of CDW Corporation and subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2015

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
See Part I - “Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders on May 13, 2015 (“2015 proxy statement”), which we will file with the SEC on or before 120 days after our 2014 fiscal year-end.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2015 proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2015 proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2015 proxy statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2015 proxy statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	106
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

CDW CORPORATION

Date:	February 26, 2015	By:	/s/ Thomas E. Richards
Thomas E. Richards
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Richards	Chairman, President and Chief Executive Officer (principal executive officer) and Director	February 26, 2015
Thomas E. Richards

/s/ Ann E. Ziegler	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2015
Ann E. Ziegler

/s/ Virginia L. Seggerman	Vice President and Controller (principal accounting officer)	February 26, 2015
Virginia L. Seggerman

/s/ Steven W. Alesio	Director	February 26, 2015
Steven W. Alesio

/s/ Barry K. Allen	Director	February 26, 2015
Barry K. Allen

/s/ Benjamin D. Chereskin	Director	February 26, 2015
Benjamin D. Chereskin

/s/ Glenn M. Creamer	Director	February 26, 2015
Glenn M. Creamer

/s/ Michael J. Dominguez	Director	February 26, 2015
Michael J. Dominguez

/s/ Paul J. Finnegan	Director	February 26, 2015
Paul J. Finnegan

/s/ David W. Nelms	Director	February 26, 2015
David W. Nelms

/s/ Robin P. Selati	Director	February 26, 2015
Robin P. Selati

/s/ Donna F. Zarcone	Director	February 26, 2015
Donna F. Zarcone

EXHIBIT INDEX

Exhibit Number	Description

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

3.13	Articles of Incorporation of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation's Form S-3 filed on July 31, 2014 (Reg. No. 333-197744) and incorporated herein by reference.

3.14	By-Laws of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

4.1	Specimen Common Stock Certificate, previously filed as Exhibit 4.1 with CDW Corporation’s Amendment No. 3 to Form S-1 filed on June 25, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

4.2
Indenture, dated as of August 5, 2014, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on August 6, 2014 and incorporated herein by reference.

Exhibit Number	Description
4.3	Form of 6% Senior Note (included as Exhibit A to Exhibit 4.1), previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on August 6, 2014 and incorporated herein by reference.

4.4
Senior Note Indenture, dated as of April 13, 2011, between CDW Escrow Corporation and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.5
Senior Note Supplemental Indenture, dated as of April 13, 2011, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.
\

4.6
Second Senior Note Supplemental Indenture, dated as of May 20, 2011, by and among CDW LLC, CDW Finance Corporation, CDW Escrow Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on May 23, 2011 and incorporated herein by reference.

4.7
Third Senior Note Supplemental Indenture, dated as of February 17, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as Trustee, previously filed as Exhibit 4.5 with CDW Corporation's Form 8-K filed on February 17, 2012 and incorporated herein by reference.

4.8
Fourth Senior Note Supplemental Indenture, dated as of May 10, 2012, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on May 11, 2012 and incorporated herein by reference.

4.9	Form of Senior Note (included as Exhibit A to Exhibit 4.5), previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on April 14, 2011 and incorporated herein by reference.

4.10
Base Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.11
Supplemental Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, CDW Corporation the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.12	Form of 5.5% Senior Note (included as Exhibit B to Exhibit 4.12), previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on December 1, 2014 and incorporated herein by reference.

10.1
Amended and Restated Revolving Loan Credit Agreement, dated as of June 6, 2014, by and among CDW LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, GE Commercial Distribution Finance Corporation, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-collateral agents, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on June 9, 2014 (Reg. No. 333-197744) and incorporated herein by reference.

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

Exhibit Number	Description
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

10.10
Withdrawal from Registration Agreement, dated as of November 12, 2013, by and between CDW Corporation and Paul S. Shain, previously filed as Exhibit 10.10 with CDW Corporation’s Form 10-K filed on March 5, 2014 and incorporated herein by reference.

10.11
Withdrawal from Registration Agreement, dated as of November 20, 2013, by and among CDW Corporation, James R. Shanks and BOS Holdings, LLC, previously filed as Exhibit 10.11 with CDW Corporation’s Form 10-K filed on March 5, 2014 and incorporated herein by reference.

10.12
Withdrawal from Registration Agreement, dated as of August 27, 2014, by and between CDW Corporation, John A. Edwardson and Whispering Pines Capital LLC , previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on November 12, 2014 and incorporated herein by reference.

10.13§
Amended and Restated Compensation Protection Agreement, dated as of March 24, 2014, by and among CDW Corporation, CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on March 28, 2014 and incorporated herein by reference.

10.14§
Form of Compensation Protection Agreement (executive officers other than Thomas E. Richards), previously filed as Exhibit 10.2 with CDW Corporation's Form 8-K filed on March 28, 2014 and incorporated herein by reference.

10.15§
Form of Noncompetition Agreement under the Compensation Protection Agreement, previously filed as Exhibit 10.3 with CDW Corporation's Form 8-K filed on March 28, 2014 and incorporated herein by reference.

10.16§
Letter Agreement, dated as of September 13, 2011, by and between CDW Direct, LLC and Christina M. Corley, previously filed as Exhibit 10.31 with CDW Corporation's Form 10-K filed on March 9, 2012 and incorporated herein by reference.

10.17§
Form of Indemnification Agreement by and between CDW Corporation and its directors and officers, previously filed as Exhibit 10.32 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.18
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

Exhibit Number	Description
10.19§
CDW Corporation 2013 Senior Management Incentive Plan, previously filed as Exhibit 10.34 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.20§
CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.35 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.21§
CDW Corporation Coworker Stock Purchase Plan, previously filed as Exhibit 10.36 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.22§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (executed by Thomas E. Richards), previously filed as Exhibit 10.37 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.23§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (executed by Neal J. Campbell and Christina M. Corley), previously filed as Exhibit 10.38 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.24§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Thomas E. Richards, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.12 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.25§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka), previously filed as Exhibit 10.13 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.26§	CDW Amended and Restated Restricted Debt Unit Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on November 7, 2013 and incorporated herein by reference.

10.27§
Form of CDW Restricted Debt Unit Grant Notice and Agreement (executed by Thomas E. Richards, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.23 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.28§
Form of CDW Restricted Debt Unit Grant Notice and Agreement (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka and to be used for certain future grantees), previously filed as Exhibit 10.24 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.29§
Form of Stock Option Agreement (executive officers) under the CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.4 with CDW Corporation’s Form 10-Q filed on May 12, 2014 and incorporated herein by reference.

10.30§
Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.5 with CDW Corporation’s Form 10-Q filed on May 12, 2014 and incorporated herein by reference.

10.31§*	Form of Performance Share Award Agreement (executive officers) under the CDW Corporation 2013 Long-Term Incentive Plan.

10.32§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.6 with CDW Corporation’s Form 10-Q filed on May 12, 2014 and incorporated herein by reference.

12.1*	Computation of ratio of earnings to fixed charges.

21.1	List of subsidiaries, previously filed as Exhibit 21.1 with CDW Corporation's Form S-4 filed on April 13, 2012 (Reg. No. 333-180715) and incorporated herein by reference.

Exhibit Number	Description
23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Filed herewith

**	These items are furnished and not filed.

§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.