Form 10-Q
period 2015-03-31
CDW Corp
filed 2015-05-08
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 30, 2015, there were 172,613,182 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	March 31, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$447.4	$344.5
Accounts receivable, net of allowance for doubtful accounts of $5.7 for both periods	1,448.9	1,561.1
Merchandise inventory	357.0	337.5
Miscellaneous receivables	174.1	155.6
Prepaid expenses and other	58.5	54.7
Total current assets	2,485.9	2,453.4
Property and equipment, net	135.1	137.2
Equity investments	86.7	86.7
Goodwill	2,215.2	2,217.6
Other intangible assets, net	1,128.8	1,168.8
Deferred financing costs, net	34.3	33.0
Other assets	2.6	3.2
Total assets	$6,088.6	$6,099.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$695.1	$704.0
Accounts payable—inventory financing	289.8	332.1
Current maturities of long-term debt	15.4	15.4
Deferred revenue	82.3	81.3
Accrued expenses:
Compensation	102.3	130.1
Interest	17.2	28.1
Sales taxes	27.1	29.1
Advertising	35.4	34.0
Income taxes	47.4	0.2
Other	113.6	113.7
Total current liabilities	1,425.6	1,468.0
Long-term liabilities:
Debt	3,190.8	3,174.6
Deferred income taxes	450.0	475.0
Other liabilities	46.7	45.8
Total long-term liabilities	3,687.5	3,695.4
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 shares authorized for both periods; 172.5 and 172.2 shares issued and outstanding, respectively	1.7	1.7
Paid-in capital	2,718.9	2,711.9
Accumulated deficit	(1,717.5)	(1,760.5)
Accumulated other comprehensive loss	(27.6)	(16.6)
Total shareholders’ equity	975.5	936.5
Total liabilities and shareholders’ equity	$6,088.6	$6,099.9

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$2,755.2	$2,652.3
Cost of sales	2,298.7	2,227.1
Gross profit	456.5	425.2
Selling and administrative expenses	275.5	260.9
Advertising expense	29.4	28.5
Income from operations	151.6	135.8
Interest expense, net	(44.8)	(50.1)
Net loss on extinguishments of long-term debt	(24.3)	(5.4)
Other income, net	4.5	0.5
Income before income taxes	87.0	80.8
Income tax expense	(32.3)	(29.9)
Net income	$54.7	$50.9

Net income per common share:
Basic	$0.32	$0.30
Diluted	$0.32	$0.30

Weighted-average number of common shares outstanding:
Basic	172.1	169.6
Diluted	173.5	172.3

Cash dividends declared per common share	$0.0675	$0.0425

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$54.7	$50.9
Foreign currency translation adjustment (net of tax benefit of $1.4 million and $0.0 million, respectively)	(11.0)	(3.9)
Other comprehensive loss, net of tax	(11.0)	(3.9)
Comprehensive income	$43.7	$47.0
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2014	—	$—	172.2	$1.7	$2,711.9	$(1,760.5)	$(16.6)	$936.5
Equity-based compensation expense	—	—	—	—	4.7	—	—	4.7
Stock option exercises	—	—	—	—	0.5	—	—	0.5
Common shares issued for equity-based compensation	—	—	0.2	—	—	—	—	—
Excess tax benefits from equity-based compensation	—	—	—	—	0.1	—	—	0.1
Coworker Stock Purchase Plan		—	0.1	—	1.7	—	—	1.7
Dividends declared	—	—	—	—	—	(11.7)	—	(11.7)
Net income	—	—	—	—	—	54.7	—	54.7
Foreign currency translation adjustment	—	—	—	—	—	—	(11.0)	(11.0)
Balance at March 31, 2015	—	$—	172.5	$1.7	$2,718.9	$(1,717.5)	$(27.6)	$975.5
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities:
Net income	$54.7	$50.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.5	52.0
Equity-based compensation expense	4.7	3.3
Deferred income taxes	(22.6)	(22.1)
Amortization of deferred financing costs, debt premium, and debt discount, net	1.5	1.6
Net loss on extinguishments of long-term debt	24.3	5.4
Income from equity method investment	(4.0)	—
Mark-to-market loss on interest rate cap agreements	1.3	—
Changes in assets and liabilities:
Accounts receivable	105.4	113.2
Merchandise inventory	(19.7)	(6.5)
Other assets	(23.1)	(25.7)
Accounts payable-trade	(7.0)	21.5
Other current liabilities	8.7	52.0
Long-term liabilities	1.1	0.7
Net cash provided by operating activities	177.8	246.3
Cash flows from investing activities:
Capital expenditures	(10.0)	(9.3)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)
Premium payments on interest rate cap agreements	(0.5)	—
Net cash used in investing activities	(10.5)	(30.2)
Cash flows from financing activities:
Repayments of long-term debt	(3.9)	(3.9)
Proceeds from issuance of long-term debt	525.0	—
Payments to extinguish long-term debt	(525.3)	(79.5)
Payments of debt financing costs	(6.8)	—
Net change in accounts payable-inventory financing	(42.3)	(6.4)
Proceeds from stock option exercises	0.5	0.1
Proceeds from Coworker Stock Purchase Plan	1.7	—
Dividends paid	(11.7)	(7.3)
Excess tax benefits from equity-based compensation	0.1	—
Net cash used in financing activities	(62.7)	(97.0)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(0.5)
Net increase in cash and cash equivalents	102.9	118.6
Cash and cash equivalents—beginning of period	344.5	188.1
Cash and cash equivalents—end of period	$447.4	$306.7
Supplementary disclosure of cash flow information:
Interest paid	$(53.1)	$(16.1)
Taxes paid, net	$(4.3)	$(9.5)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”) is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the U.S. and Canada. The Company's offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
Throughout these notes, the terms the “Company” and “CDW” refer to Parent and its 100% owned subsidiaries.
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 8 and does not hold any material assets or engage in any business activities or operations.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “December 31, 2014 financial statements”). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2014 financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the consolidated financial statements contained in the December 31, 2014 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2015.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Recent Accounting Pronouncements
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-05 that amends the guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The new guidance is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. While the Company is currently evaluating the impact of the standard, it does not expect that this standard will have a material impact on its consolidated financial position, results of operations and cash flows.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03 that amends the presentation of debt issuance costs guidance. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new guidance is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The standard requires retrospective application of the new guidance to all prior periods (i.e., the balance sheet for each period presented is adjusted). While the Company is currently evaluating the impact of the standard, it does not expect that this standard will have a material impact on its consolidated financial position, results of operations and cash flows.
Consolidation
In February 2015, the FASB issued ASU 2015-02 that amends the current consolidation guidance. The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The new guidance is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The standard allows for either a full retrospective approach or a modified retrospective approach. This new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, which clarifies the standard for recognizing revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The standard is effective for the Company beginning in the first quarter of 2017 and early adoption is not permitted. The standard allows for either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and cash flows.

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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	March 31, 2015	December 31, 2014
Revolving Loan inventory financing agreement	$289.2	$330.1
Other inventory financing agreements	0.6	2.0
Accounts payable-inventory financing	$289.8	$332.1

The Company's Revolving Loan described in Note 4 below includes an inventory floorplan sub-facility in conjunction with the related Revolving Loan inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from a certain vendor. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At March 31, 2015 and December 31, 2014, amounts owed under other inventory financing agreements of $0.6 million and $2.0 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	March 31, 2015	December 31, 2014
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,509.7	1,513.5
Unamortized discount on senior secured term loan facility		(3.5)	(3.7)
Senior notes due 2019	8.5%	—	503.9
Unamortized premium on senior notes due 2019		—	1.3
Senior notes due 2022	6.0%	600.0	600.0
Senior notes due 2023	5.0%	525.0	—
Senior notes due 2024	5.5%	575.0	575.0
Total long-term debt		3,206.2	3,190.0
Less current maturities of long-term debt		(15.4)	(15.4)
Long-term debt, excluding current maturities		$3,190.8	$3,174.6
(1)Interest rate at March 31, 2015.
At March 31, 2015, the Company remained in compliance with the covenants under its various credit agreements. Under the credit agreement governing the Senior Secured Term Loan Facility there are restrictions on the ability of CDW to pay dividends, make share repurchases, redeem subordinated debt and engage in certain other transactions.  At March 31, 2015, the amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $765.9 million.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At March 31, 2015, the Company had no outstanding borrowings under the Revolving Loan, $2.1 million of undrawn letters of credit and $280.1 million reserved related to the floorplan sub-facility. At March 31, 2015, the borrowing base was $1,224.9 million based on the amount of eligible inventory and accounts receivable balances as of February 28, 2015. The Company could have borrowed up to an additional $942.7 million under the Revolving Loan at March 31, 2015.
The Revolving Loan includes an inventory floorplan sub-facility that is related to the Revolving Loan inventory financing agreement with a financial intermediary. At March 31, 2015, the financial intermediary reported an outstanding balance of $280.1 million under the Revolving Loan inventory financing agreement. The amount included on the Company's consolidated balance sheet as of March 31, 2015 as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $289.2 million includes a $9.1 million accrual for amounts in transit.
Senior Secured Term Loan Facility (“Term Loan”)
At March 31, 2015, the outstanding principal amount of the Term Loan was $1,509.7 million, excluding $3.5 million in unamortized discount. The total net leverage ratio was 3.0 at March 31, 2015. An interest rate of 3.25%, comprised of the 1% LIBOR floor plus a 2.25% margin, was in effect during the three-month period ended March 31, 2015.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company maintains interest rate cap agreements. During the year ended December 31, 2014, the Company entered into fourteen interest rate cap agreements with a combined notional amount of $1,000.0 million. In the first quarter of 2015, the Company entered into six interest rate cap agreements at a rate of 2.0% with a combined notional amount of $400.0 million. Under the 2015 agreements, the Company made premium payments totaling $0.5 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which the three-month LIBOR exceeds 2.0% during the agreement period. The interest rate cap agreements are effective from January 14, 2015 through January 14, 2017. The fair value of the Company's interest rate cap agreements was $0.9 million and $1.7 million at March 31, 2015 and December 31, 2014, respectively. Previously, the Company had ten interest rate cap agreements with a combined notional amount of $1,150.0 million that expired on January 14, 2015.
The Company's interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. The interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet in other assets each period, with changes in fair value recorded directly to interest expense in the Company's consolidated statement of operations. The fair value of the Company's interest rate cap agreements is classified as Level 2 in the fair value hierarchy.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
At March 31, 2015, there were no outstanding 2019 Senior Notes.
On March 3, 2015, the proceeds from the issuance of the 2023 Senior Notes, discussed below, along with cash on hand, were deposited with the trustee to redeem the remaining $503.9 million aggregate principal amount of the 2019 Senior Notes at a redemption price of 104.25% of the principal amount redeemed, plus accrued and unpaid interest up to, but not including, the date of redemption, April 2, 2015. On the same date, the indenture governing the 2019 Senior Notes was satisfied and discharged and the Company was released from its remaining obligation by the trustee. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $24.3 million in the consolidated statement of operations for the three months ended March 31, 2015, which was comprised of $4.2 million for the write-off of the remaining unamortized deferred financing fees and a redemption premium of $21.4 million, partially offset by $1.3 million for the write-off of the remaining unamortized premium.
5.0% Senior Notes due 2023 (“2023 Senior Notes”)
On March 3, 2015, CDW LLC and CDW Finance Corporation, as co-issuers, completed the issuance of $525.0 million aggregate principal amount of 2023 Senior Notes at par. Fees of $6.8 million related to the 2023 Senior Notes were capitalized as deferred financing costs and are being amortized over the term of the notes on a straight-line basis. The 2023 Senior Notes will mature on September 1, 2023 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
CDW LLC and CDW Finance Corporation are the co-issuers of the 2023 Senior Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, domestic subsidiaries. The 2023 Senior Notes indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC's direct and indirect 100% owned domestic subsidiaries to enter into sale and lease-back transactions, incur additional secured indebtedness, and create liens. The indenture governing the 2023 Senior Notes does not contain any financial covenants.
Fair Value
The fair values of the 2022, 2023, and 2024 Senior Notes were estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The approximate fair values and related carrying values of the Company's long-term debt, including current maturities, were as follows:

(in millions)	March 31, 2015	December 31, 2014
Fair value	$3,282.0	$3,208.7
Carrying value	3,209.7	3,192.4

5.	Earnings per Share

The numerator for both basic and diluted earnings per share is net income. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding restricted stock, restricted stock units, stock options, and Coworker Stock Purchase Plan units is reflected in the denominator for diluted earnings per share using the treasury stock method.
The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended March 31,
(in millions)	2015	2014
Weighted-average shares - basic	172.1	169.6
Effect of dilutive securities	1.4	2.7
Weighted-average shares - diluted	173.5	172.3

There were 0.4 million and 0.1 million potential common shares excluded from diluted earnings per share for the three-month periods ended March 31, 2015 and 2014, respectively, as their inclusion would have had an anti-dilutive effect.

6.	Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state and local authorities, by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
As of March 31, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

7.	Segment Information
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
The Company has two reportable segments: Corporate, which is comprised primarily of private sector business customers, and Public, which is comprised of government agencies and education and healthcare institutions. The Company also has three other operating segments, CDW Advanced Services, Canada, and Kelway TopCo Limited (“Kelway”), which do not meet the reportable segment quantitative thresholds and, accordingly, are combined in an all other category (“Other”).

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
The Company allocates resources to and evaluates performance of its segments based on net sales, income (loss) from operations and Adjusted EBITDA, a non-GAAP measure as defined in the Company's credit agreements. However, the Company has concluded that income (loss) from operations is a more useful measure in terms of discussion of operating results, as it is a GAAP measure.
Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.
Selected Segment Financial Information
The following table presents information about the Company’s segments for the three months ended March 31, 2015 and 2014:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended March 31, 2015:
Net sales	$1,574.0	$1,005.8	$175.4	$—	$2,755.2
Income (loss) from operations	110.2	59.6	10.1	(28.3)	151.6
Depreciation and amortization expense	(24.0)	(10.9)	(2.3)	(15.3)	(52.5)

Three Months Ended March 31, 2014:
Net sales	$1,505.6	$969.9	$176.8	$—	$2,652.3
Income (loss) from operations	101.1	54.1	6.5	(25.9)	135.8
Depreciation and amortization expense	(24.1)	(10.9)	(2.1)	(14.9)	(52.0)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Supplemental Guarantor Information
The 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes are, and, prior to being redeemed in full, the 2019 Senior Notes, the Senior Subordinated Notes, and the Senior Secured Notes were guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes and (ii) were subject to certain customary release provisions contained in the indentures governing the 2019 Senior Notes, the Senior Subordinated Notes and the Senior Secured Notes until such indentures were satisfied and discharged in 2014 and the first quarter of 2015. CDW LLC's Canada subsidiary (the “Non-Guarantor Subsidiary”) does not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is 100% owned by CDW LLC.
The following tables set forth condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, consolidating statements of operations for the three months ended March 31, 2015 and 2014, condensed consolidating statements of comprehensive income for the three months ended March 31, 2015 and 2014, and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$428.3	$—	$29.3	$—	$(10.2)	$447.4
Accounts receivable, net	—	—	1,375.8	73.1	—	—	1,448.9
Merchandise inventory	—	—	352.4	4.6	—	—	357.0
Miscellaneous receivables	—	58.7	109.5	5.9	—	—	174.1
Prepaid expenses and other	—	14.5	46.5	0.6	—	(3.1)	58.5
Total current assets	—	501.5	1,884.2	113.5	—	(13.3)	2,485.9
Property and equipment, net	—	81.3	52.8	1.0	—	—	135.1
Equity investments	—	86.7	—	—	—	—	86.7
Goodwill	—	751.8	1,439.0	24.4	—	—	2,215.2
Other intangible assets, net	—	314.7	809.5	4.6	—	—	1,128.8
Deferred financing costs, net	—	34.3	—	—	—	—	34.3
Other assets	4.3	2.4	0.4	1.6	—	(6.1)	2.6
Investment in and advances to subsidiaries	971.2	2,770.4	—	—	—	(3,741.6)	—
Total assets	$975.5	$4,543.1	$4,185.9	$145.1	$—	$(3,761.0)	$6,088.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$22.3	$648.5	$34.6	$—	$(10.3)	$695.1
Accounts payable—inventory financing	—	—	289.8	—	—	—	289.8
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	82.0	0.3	—	—	82.3
Accrued expenses	—	163.1	176.2	7.1	—	(3.4)	343.0
Total current liabilities	—	200.8	1,196.5	42.0	—	(13.7)	1,425.6
Long-term liabilities:
Debt	—	3,190.8	—	—	—	—	3,190.8
Deferred income taxes	—	136.6	316.5	1.2	—	(4.3)	450.0
Other liabilities	—	43.7	3.6	0.8	—	(1.4)	46.7
Total long-term liabilities	—	3,371.1	320.1	2.0	—	(5.7)	3,687.5
Total shareholders’ equity	975.5	971.2	2,669.3	101.1	—	(3,741.6)	975.5
Total liabilities and shareholders’ equity	$975.5	$4,543.1	$4,185.9	$145.1	$—	$(3,761.0)	$6,088.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$346.4	$—	$24.6	$—	$(26.5)	$344.5
Accounts receivable, net	—	—	1,479.1	82.0	—	—	1,561.1
Merchandise inventory	—	—	333.9	3.6	—	—	337.5
Miscellaneous receivables	—	56.1	93.3	6.2	—	—	155.6
Prepaid expenses and other	—	11.0	46.0	1.5	—	(3.8)	54.7
Total current assets	—	413.5	1,952.3	117.9	—	(30.3)	2,453.4
Property and equipment, net	—	80.5	55.5	1.2	—	—	137.2
Equity investments	—	86.7	—	—			86.7
Goodwill	—	751.8	1,439.0	26.8	—	—	2,217.6
Other intangible assets, net	—	320.0	843.6	5.2	—	—	1,168.8
Deferred financing costs, net	—	33.0	—	—	—	—	33.0
Other assets	4.3	3.2	0.4	1.4	—	(6.1)	3.2
Investment in and advances to subsidiaries	932.2	2,784.5	—	—	—	(3,716.7)	—
Total assets	$936.5	$4,473.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,099.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$23.9	$671.9	$34.7	$—	$(26.5)	$704.0
Accounts payable-inventory financing	—	—	332.1	—	—	—	332.1
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	79.9	1.4	—	—	81.3
Accrued expenses	—	137.8	193.6	7.9	—	(4.1)	335.2
Total current liabilities	—	177.1	1,277.5	44.0	—	(30.6)	1,468.0
Long-term liabilities:
Debt	—	3,174.6	—	—	—	—	3,174.6
Deferred income taxes	—	146.7	331.3	1.3	—	(4.3)	475.0
Other liabilities	—	42.6	3.7	1.0	—	(1.5)	45.8
Total long-term liabilities	—	3,363.9	335.0	2.3	—	(5.8)	3,695.4
Total shareholders’ equity	936.5	932.2	2,678.3	106.2	—	(3,716.7)	936.5
Total liabilities and shareholders’ equity	$936.5	$4,473.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,099.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended March 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,627.6	$127.6	$—	$—	$2,755.2
Cost of sales	—	—	2,186.4	112.3	—	—	2,298.7
Gross profit	—	—	441.2	15.3	—	—	456.5
Selling and administrative expenses	—	28.3	238.5	8.7	—	—	275.5
Advertising expense	—	—	28.7	0.7	—	—	29.4
Income (loss) from operations	—	(28.3)	174.0	5.9	—	—	151.6
Interest (expense) income, net	—	(44.9)	—	0.1	—	—	(44.8)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Management fee	—	1.0	—	(1.0)	—	—	—
Other income (expense), net	—	4.1	0.7	(0.3)	—	—	4.5
Income (loss) before income taxes	—	(92.4)	174.7	4.7	—	—	87.0
Income tax benefit (expense)	—	34.8	(65.8)	(1.3)	—	—	(32.3)
Income (loss) before equity in earnings of subsidiaries	—	(57.6)	108.9	3.4	—	—	54.7
Equity in earnings of subsidiaries	54.7	112.3	—		—	(167.0)	—
Net income	$54.7	$54.7	$108.9	$3.4	$—	$(167.0)	$54.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended March 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,518.1	$134.2	$—	$—	$2,652.3
Cost of sales	—	—	2,107.5	119.6	—	—	2,227.1
Gross profit	—	—	410.6	14.6	—	—	425.2
Selling and administrative expenses	—	25.9	226.3	8.7	—	—	260.9
Advertising expense	—	—	27.8	0.7	—	—	28.5
Income (loss) from operations	—	(25.9)	156.5	5.2	—	—	135.8
Interest (expense) income, net	—	(50.2)	—	0.1	—	—	(50.1)
Net loss on extinguishments of long-term debt	—	(5.4)	—	—	—	—	(5.4)
Management fee	—	1.0	—	(1.0)	—	—	—
Other (expense) income, net	—	—	0.4	0.1	—	—	0.5
Income (loss) before income taxes	—	(80.5)	156.9	4.4	—	—	80.8
Income tax benefit (expense)	—	30.2	(58.9)	(1.2)	—	—	(29.9)
Income (loss) before equity in earnings of subsidiaries	—	(50.3)	98.0	3.2	—	—	50.9
Equity in earnings of subsidiaries	50.9	101.2	—	—	—	(152.1)	—
Net income	$50.9	$50.9	$98.0	$3.2	$—	$(152.1)	$50.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$43.7	$43.7	$108.9	$(7.6)	$—	$(145.0)	$43.7

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(20.6)	$175.3	$6.8	$—	$16.3	$177.8
Cash flows from investing activities:
Capital expenditures	—	(8.7)	(1.1)	(0.2)	—	—	(10.0)
Premium payments on interest rate cap agreements	—	(0.5)	—	—	—	—	(0.5)
Net cash used in investing activities	—	(9.2)	(1.1)	(0.2)	—	—	(10.5)
Cash flows from financing activities:
Repayments of long-term debt	—	(3.9)	—	—	—	—	(3.9)
Proceeds from the issuance of long-term debt	—	525.0	—	—	—	—	525.0
Payments to extinguish long-term debt	—	(525.3)	—	—	—	—	(525.3)
Payments of debt financing costs	—	(6.8)	—	—	—	—	(6.8)
Net change in accounts payable-inventory financing	—	—	(42.3)	—	—	—	(42.3)
Proceeds from stock option exercises	—	0.5	—	—	—	—	0.5
Proceeds from Coworker Stock Purchase Plan	—	1.7	—	—	—	—	1.7
Dividends paid	(11.7)	—	—	—	—	—	(11.7)
Excess tax benefits from equity-based compensation	—	0.1	—	—	—	—	0.1
Advances from (to) affiliates	11.7	120.4	(131.9)	(0.2)	—	—	—
Net cash provided by (used in) financing activities	—	111.7	(174.2)	(0.2)	—	—	(62.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.7)	—	—	(1.7)
Net increase in cash and cash equivalents	—	81.9	—	4.7	—	16.3	102.9
Cash and cash equivalents—beginning of period	—	346.4	—	24.6	—	(26.5)	344.5
Cash and cash equivalents—end of period	$—	$428.3	$—	$29.3	$—	$(10.2)	$447.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$14.3	$207.0	$8.6	$—	$16.4	$246.3
Cash flows from investing activities:
Capital expenditures	—	(8.6)	(0.7)	—	—	—	(9.3)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—	—	—	—	(20.9)
Net cash used in investing activities	—	(29.5)	(0.7)	—	—	—	(30.2)
Cash flows from financing activities:
Repayments of long-term debt	—	(3.9)	—	—	—	—	(3.9)
Payments to extinguish long-term debt	—	(79.5)	—	—	—	—	(79.5)
Net change in accounts payable - inventory financing	—	—	(6.4)	—	—	—	(6.4)
Proceeds from stock option exercises	0.1	—	—	—	—	—	0.1
Dividends paid	(7.3)	—	—	—	—	—	(7.3)
Advances from (to) affiliates	7.2	192.6	(199.9)	0.1	—	—	—
Net cash provided by (used in) financing activities	—	109.2	(206.3)	0.1	—	—	(97.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	—	(0.5)
Net increase in cash and cash equivalents	—	94.0	—	8.2	—	16.4	118.6
Cash and cash equivalents—beginning of period	—	196.5	—	14.0	—	(22.4)	188.1
Cash and cash equivalents—end of period	$—	$290.5	$—	$22.2	$—	$(6.0)	$306.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Subsequent Events

On May 7, 2015, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.0675 per common share to be paid on June 10, 2015 to all shareholders of record as of the close of business on May 26, 2015. Future dividends will be subject to Board approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this report and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
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
We have two reportable segments: Corporate, which is comprised primarily of private sector business customers, and Public, which is comprised of government agencies and education and healthcare institutions. Our Corporate segment is divided into a medium/large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have three other operating segments, CDW Advanced Services, Canada, and Kelway TopCo Limited (“Kelway”), which do not meet the reportable segment quantitative thresholds and, accordingly, are combined in an all other category (“Other”). The CDW Advanced Services business consists primarily of customized engineering services delivered by technology specialists and engineers, and managed services that include Infrastructure as a Service (“IaaS”) offerings. Revenues from the sale of hardware, software, custom configuration and third-party provided services are recorded within our Corporate and Public segments.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7%, 7% and 10% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Through the second quarter of 2014, Public segment results were impacted by the combined and negative effects of sequestration, the partial shutdown of the federal government and federal government budget uncertainty in 2013. However, with the finalization of federal budget allocations in early 2014 we began to see improvement in federal sales in the remainder of 2014. In the first quarter of 2015 sales to federal customers increased year-over-year by double digits as a result of increased confidence as a federal budget for 2015 is in place.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. While macroeconomic uncertainty drove a cautious approach to customer spending in the early part of 2013, uncertainty began to dissipate in the back half of 2013 and continued to dissipate throughout 2014. This trend began to re-emerge in the first quarter of 2015 as economic growth slowed. We will continue to closely monitor macroeconomic conditions during the remainder of 2015. Uncertainties related to potential changes in tax and regulatory policy, potential interest rate increases, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

•
We believe that our customers’ transition to more complex technology solutions will continue to be an important growth area for us in the future. However, because the market for technology products and services is highly competitive, our success at capitalizing on this transition will be based on our ability to tailor specific solutions to customer needs, the quality and breadth of our product and service offerings, the knowledge and expertise of our sales force, price, product availability and speed of delivery. During the first quarter of 2015, we began to see a shift in customer priorities away from last year's focus on client devices towards data center and integrated solutions.

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
Non-GAAP net income and Adjusted EBITDA are non-GAAP financial measures. We believe these measures provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain key covenants and definitions contained in the credit agreement governing the Company’s Senior Secured Term Loan Facility (the “Term Loan”), including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, the Company’s ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether the Company is required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. See Long-Term Debt and Financing Arrangements within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for further details regarding the Term Loan.
See “Results of Operations” for the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to net income.
The results of certain of our key business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Net sales	$2,755.2	$2,652.3
Gross profit	456.5	425.2
Income from operations	151.6	135.8
Net income	54.7	50.9
Non-GAAP net income	97.6	81.1
Adjusted EBITDA	210.8	193.7
Average daily sales	43.7	42.1
Net debt (defined as total debt minus cash and cash equivalents)	2,758.8	2,865.7
Cash conversion cycle (in days) (1)	21	22

(1)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$2,755.2	100.0%	$2,652.3	100.0%
Cost of sales	2,298.7	83.4	2,227.1	84.0
Gross profit	456.5	16.6	425.2	16.0
Selling and administrative expenses	275.5	10.0	260.9	9.8
Advertising expense	29.4	1.1	28.5	1.1
Income from operations	151.6	5.5	135.8	5.1
Interest expense, net	(44.8)	(1.6)	(50.1)	(1.9)
Net loss on extinguishments of long-term debt	(24.3)	(0.9)	(5.4)	(0.2)
Other income, net	4.5	0.2	0.5	—
Income before income taxes	87.0	3.2	80.8	3.0
Income tax expense	(32.3)	(1.2)	(29.9)	(1.1)
Net income	$54.7	2.0%	$50.9	1.9%
Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015		2014
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate	$1,574.0	57.1%	$1,505.6	56.7%	$68.4	4.5%
Public	1,005.8	36.5	969.9	36.6	35.9	3.7
Other	175.4	6.4	176.8	6.7	(1.4)	(0.8)
Total net sales	$2,755.2	100.0%	$2,652.3	100.0%	$102.9	3.9%
(1)     There were 63 selling days for both the three months ended March 31, 2015 and 2014.

The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended March 31, 2015 and 2014.

(dollars in millions)	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014
Corporate:
Medium / Large	$1,313.9	$1,274.8	$39.1	3.1%
Small Business	260.1	230.8	29.3	12.7
Total Corporate	$1,574.0	$1,505.6	$68.4	4.5%

Public:
Government	$288.6	$254.2	$34.4	13.5%
Education	343.6	321.6	22.0	6.8
Healthcare	373.6	394.1	(20.5)	(5.2)
Total Public	$1,005.8	$969.9	$35.9	3.7%
Total net sales for the three months ended March 31, 2015 increased $102.9 million, or 3.9%, to $2,755.2 million, compared to $2,652.3 million for the three months ended March 31, 2014. There were 63 selling days for both the three months ended March 31, 2015 and 2014. Transitioning customer priorities drove more balanced growth between solutions-focused products, including netcomm and server-related products, and transactional products. Growth in notebooks/mobile devices was partially offset by a decline in desktop computers as the customer refresh cycle slowed down during the first quarter of 2015. A continued focus on seller productivity also contributed to the increase in total net sales.
Corporate segment net sales for the three months ended March 31, 2015 increased $68.4 million, or 4.5%, compared to the three months ended March 31, 2014, driven by sales growth in both customer channels. Within our Corporate segment, net sales to medium/large customers increased $39.1 million, or 3.1%, between periods as customers shifted from last year’s focus on client devices toward data center and other integrated solutions. This increase was driven by growth in servers and server-related options, such as memory. Growth in notebooks/mobile devices was offset by a decline in desktop computers. Net sales to small business customers increased by $29.3 million, or 12.7%, between periods, driven by growth in notebooks/mobile devices and netcomm products.
Public segment net sales for the three months ended March 31, 2015 increased $35.9 million, or 3.7%, between periods, driven by strong performance in government and education partially offset by a decline in healthcare. Net sales to government customers increased $34.4 million, or 13.5%, between periods, driven by growth in sales to both federal and state/local government customers. Sales to federal customers increased year-over-year by double digits compared to the sales declines in the prior year period when federal government budget allocations were impacted by residual negative effects of sequestration, the partial shutdown of the federal government and federal government budget uncertainty in 2013. The increase in net sales to the federal government was led by growth in sales of notebook/mobile devices. The increase in net sales to state/local government customers was led by growth in sales of notebooks/mobile devices and netcomm products, partially offset by declines in desktop computers. Net sales to education customers increased $22.0 million, or 6.8%, between periods, led by strong growth in net sales to higher education customers, primarily due to increased sales of notebooks/mobile devices as well as software and netcomm products to support the increase in demand for wireless networks. K-12 growth slowed during the first quarter of 2015 compared to the prior year period as school districts shifted focus to common core testing and completing eRate funds applications. Net sales to healthcare customers decreased $20.5 million, or 5.2%, between periods driven by a decline in desktop computer sales as some of our larger customers shifted priorities to reducing costs due to industry consolidation.
Gross profit
Gross profit increased $31.3 million, or 7.4%, to $456.5 million for the three months ended March 31, 2015, compared to $425.2 million for the three months ended March 31, 2014. As a percentage of total net sales, gross profit increased 60 basis points to 16.6% for the three months ended March 31, 2015, up from 16.0% for the three months ended March 31, 2014. Gross profit margin was positively impacted 20 basis points by favorable price/mix changes within product margin, primarily from notebooks/mobile devices. Net service contract revenue, including items such as third-party services, warranties and Software as a Service (“SaaS”) contributed a positive impact of 20 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Further, gross profit margin was positively impacted 10 basis points due to higher revenues from advanced technology services as customer priorities moved away from client devices and towards higher-margin integrated solutions. The absence of inventory adjustments recorded during the first quarter of 2014 also contributed a positive impact of 10 basis points to gross profit margin during the first quarter of 2015.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $14.6 million, or 5.6%, to $275.5 million for the three months ended March 31, 2015, compared to $260.9 million for the three months ended March 31, 2014. This increase was primarily driven by sales payroll costs, including sales commissions and other variable compensation costs, which increased $6.0 million, or 5.0%, between years, consistent with higher sales and gross profit. In addition, the increase was driven by certain coworker costs which increased $4.6 million, or 8.0%, during the quarter ended March 31, 2015 compared to the prior year period due to higher compensation consistent with increased coworker count. Total coworker count was 7,254, up 214 from 7,040 at March 31, 2014. Total coworker count was 7,211 at December 31, 2014. As a percentage of total net sales, selling and administrative expenses increased 20 basis points to 10.0% in the first quarter of 2015, up from 9.8% in the first quarter of 2014. The increase in selling and administrative expenses as a percentage of sales was largely driven by increases in certain coworker costs and sales payroll, as discussed above.
Advertising expense
Advertising expense increased $0.9 million, or 3.0%, to $29.4 million for the three months ended March 31, 2015, compared to $28.5 million for the prior year period. As a percentage of total net sales, advertising expense remained consistent at 1.1% for the three months ended March 31, 2015 and 2014. The dollar increase in advertising expense was primarily due to a continued focus on promoting our reputation as a leading IT solutions provider.
Income from operations
The following table presents income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (loss) from Operations
Segments: (1)
Corporate	$110.2	7.0%	$101.1	6.7%	9.0%
Public	59.6	5.9	54.1	5.6	10.2
Other	10.1	5.8	6.5	3.7	55.4
Headquarters (2)	(28.3)	nm*	(25.9)	nm*	9.4
Total income from operations	$151.6	5.5%	$135.8	5.1%	11.7%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $151.6 million for the three months ended March 31, 2015, an increase of $15.8 million, or 11.7%, compared to $135.8 million for the three months ended March 31, 2014. This increase was driven by higher net sales and gross profit. Total operating margin percentage increased 40 basis points to 5.5% for the three months ended March 31, 2015, from 5.1% for the three months ended March 31, 2014. Operating margin percentage was positively impacted by the increase in gross profit margin which was partially offset by the increase in selling and administrative expenses as a percentage of net sales.

Corporate segment income from operations was $110.2 million for the three months ended March 31, 2015, an increase of $9.1 million, or 9.0%, compared to $101.1 million for the three months ended March 31, 2014. This increase was driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 30 basis points to 7.0% for the three months ended March 31, 2015, from 6.7% for the three months ended March 31, 2014. Operating margin percentage was positively impacted by the increase in gross profit margin which was partially offset by the increase in selling and administrative expenses as a percentage of net sales.
Public segment income from operations was $59.6 million for the three months ended March 31, 2015, an increase of $5.5 million, or 10.2%, compared to $54.1 million for the three months ended March 31, 2014. This increase was driven by higher net sales and gross profit. Public segment operating margin percentage increased 30 basis points to 5.9% for the three months ended March 31, 2015, from 5.6% for the three months ended March 31, 2014. Operating margin percentage was positively impacted by the increase in gross profit margin and by the decrease in selling and administrative expenses as a percentage of net sales.
Interest expense, net
At March 31, 2015, our outstanding long-term debt totaled $3,206.2 million compared to $3,172.4 million at March 31, 2014. Net interest expense for the three months ended March 31, 2015 was $44.8 million, a decrease of $5.3 million compared to $50.1 million for the three months ended March 31, 2014. This decrease was primarily due to lower effective interest rates as of March 31, 2015 compared to March 31, 2014 as a result of redemptions and refinancing activities completed during 2014 and the three months ended March 31, 2015.
Net loss on extinguishments of long-term debt
During the three months ended March 31, 2015, we recorded a net loss on extinguishment of long-term debt of $24.3 million compared to $5.4 million for the same period in 2014.
In March 2015, we redeemed all of the remaining $503.9 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $24.3 million in the consolidated statement of operations for the three months ended March 31, 2015, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs and premium.
In January and February 2014, we redeemed $50.0 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $2.7 million, representing the difference between the redemption price and the net carrying amount of the repurchased debt, adjusted for a portion of the unamortized deferred financing costs.
In March 2014, we repurchased $25.0 million aggregate principal amount of senior notes. We recorded a loss on extinguishment of long-term debt of $2.7 million, representing the difference between the repurchase price and the net carrying amount of the repurchased debt, adjusted for a portion of the unamortized deferred financing costs.
Income tax expense
Income tax expense was $32.3 million for the three months ended March 31, 2015, compared to $29.9 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 37.1% for the three months ended March 31, 2015, compared to 37.0% for the same period of the prior year and differed in both periods from the U.S. federal statutory rate primarily due to state and local income taxes.
Net income
Net income was $54.7 million for the three months ended March 31, 2015, compared to $50.9 million for the three months ended March 31, 2014. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $97.6 million for the three months ended March 31, 2015, an increase of $16.5 million, or 20.3%, compared to $81.1 million for the three months ended March 31, 2014.

We have included a reconciliation of Non-GAAP net income for the three months ended March 31, 2015 and 2014 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$54.7	$50.9
Amortization of intangibles (1)	40.3	40.3
Non-cash equity-based compensation	4.7	3.3
Net loss on extinguishments of long-term debt	24.3	5.4
Interest expense adjustment related to extinguishments of long-term debt (2)	—	(0.6)
Secondary-offering-related expenses	—	0.4
Other adjustments (3)	0.9	—
Aggregate adjustment for income taxes (4)	(27.3)	(18.6)
Non-GAAP net income	$97.6	$81.1

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Primarily includes expenses related to the consolidation of our headquarters and sales locations north of Chicago.

(4)	Based on a normalized effective tax rate of 39.0%
Adjusted EBITDA
Adjusted EBITDA was $210.8 million for the three months ended March 31, 2015, an increase of $17.1 million, or 8.8%, compared to $193.7 million for the three months ended March 31, 2014. As a percentage of net sales, Adjusted EBITDA was 7.7% for the three months ended March 31, 2015 compared to 7.3% for the three months ended March 31, 2014.
We have included reconciliations of EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA is also the primary measure used in certain key covenants and definitions contained in the credit agreement governing the Company’s Term Loan, including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, the Company’s ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether the Company is required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. See

Note 4 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for further details regarding the Term Loan.

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$54.7	$50.9
Depreciation and amortization	52.5	52.0
Income tax expense	32.3	29.9
Interest expense, net	44.8	50.1
EBITDA	184.3	182.9

Adjustments:
Non-cash equity-based compensation	4.7	3.3
Net loss on extinguishments of long-term debt	24.3	5.4
Income from equity investments	(4.5)	(0.3)
Litigation, net (1)	—	(0.3)
Secondary-offering-related expenses	—	0.4
Other adjustments (2)	2.0	2.3
Total adjustments	26.5	10.8
Adjusted EBITDA	$210.8	$193.7

(1)	Relates to unusual, non-recurring litigation matters.

(2)	Other adjustments primarily include certain historical retention costs and expenses related to the consolidation of our headquarters and sales locations north of Chicago.
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

On May 7, 2015, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.0675 per common share to be paid on June 10, 2015 to all shareholders of record as of the close of business on May 26, 2015. Future dividends will be subject to Board approval.

Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$177.8	$246.3
Investing activities	(10.5)	(30.2)

Net change in accounts payable-inventory financing	(42.3)	(6.4)
Other cash flows from financing activities	(20.4)	(90.6)
Financing activities	(62.7)	(97.0)

Effect of exchange rate changes on cash and cash equivalents	(1.7)	(0.5)
Net increase in cash and cash equivalents	$102.9	$118.6
Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 decreased $68.5 million compared to the same period of the prior year. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense, deferred income taxes, and net loss on extinguishments of long-term debt increased $21.3 million, reflecting stronger operating results and lower interest expense in the first three months of 2015 compared to the prior year period. Net changes in assets and liabilities increased cash by $65.4 million in the first three months of 2015 compared to $155.2 million in the first three months of 2014, resulting in a change of $89.8 million between periods. During the three months ended March 31, 2015, cash inflows from other current liabilities decreased $43.3 million compared to the same period of the prior year primarily due to a decline in accrued interest related to our redemption of the 2019 Senior Notes in March 2015. In addition, during the three months ended March 31, 2015, changes in accounts payable-trade decreased cash by $28.5 million year-over-year primarily due to the timing of certain vendor payments in the first quarter of 2015 compared to the same period of 2014.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.
The following table presents the components of our cash conversion cycle:

	March 31,
(in days)	2015	2014
Days of sales outstanding (DSO) (1)	45	44
Days of supply in inventory (DIO) (2)	13	14
Days of purchases outstanding (DPO) (3)	(37)	(36)
Cash conversion cycle	21	22

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

The cash conversion cycle decreased to 21 days at March 31, 2015 compared to 22 days at March 31, 2014. The increase in DSO was primarily driven by an increase in net sales and receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the statement of operations is recorded on a net basis. The increase in DPO was primarily due to an increase in payables for third-party services, which offsets the related increase in DSO discussed above. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sales in the statement of operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. An increase in purchases from vendors with longer payment terms also had a favorable impact on DPO at March 31, 2015. The decrease in DIO was primarily due to a lower inventory balance at March 31, 2015 as compared to March 31, 2014 as a result of lower sales growth during 2015 compared to 2014.
Investing Activities
Net cash used in investing activities decreased $19.7 million in the three months ended March 31, 2015 compared to the same period of the prior year. The decrease was primarily due to the payment of an accrued charitable contribution during the first quarter of 2014 that did not occur in 2015. In connection with a 2007 business combination, we agreed with a significant selling shareholder to establish the MPK Coworker Incentive Plan II (the “MPK Plan”) and to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). In connection with the completion of our IPO in July 2013, we accrued $20.9 million related to this arrangement in other current liabilities. This liability was fully settled in cash during the first quarter of 2014. There is no remaining activity under the MPK plan.
Capital expenditures were $10.0 million and $9.3 million for the three months ended March 31, 2015 and 2014, respectively, primarily for improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities decreased $34.3 million in the three months ended March 31, 2015 compared to the same period of the prior year. The decrease was primarily driven by the net impact of our debt transactions which resulted in cash outflows of $7.2 million and $79.5 million during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we completed the issuance of $525.0 million of 2023 Senior Notes, which partially offset the cash used to reduce our total long-term debt. See Note 4 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for a description of the debt transactions impacting each period. This decrease was partially offset by the changes in accounts payable-inventory financing which resulted in an increase in cash used for financing activities of $35.9 million. The decrease in accounts payable-inventory financing was primarily due to higher purchase volumes from certain vendors during December 2014 to support the overall increase in net sales during that month, which were paid during the first quarter of 2015.
Long-Term Debt and Financing Arrangements
As of March 31, 2015, we had total indebtedness of $3.2 billion, of which $1.5 billion was secured indebtedness. At March 31, 2015, we were in compliance with the covenants under our various credit agreements and indentures. At March 31, 2015, the amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $765.9 million.
Note 7 to the consolidated financial statements contained in the December 31, 2014 financial statements includes additional details regarding our debt. See Note 4 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for further details regarding each of the current period transactions described below.
During the three months ended March 31, 2015, the following events occurred with respect to our debt structure:

•	On March 3, 2015, we completed the issuance of $525.0 million principal amount of 5.0% Senior Notes due 2023 which will mature on September 1, 2023.

•	On March 3, 2015, we redeemed the remaining $503.9 million aggregate principal amount of the 8.5% Senior Notes due 2019, plus accrued and unpaid interest through the date of redemption, April 2, 2015.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as accounts payable-inventory financing on the consolidated balance sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. See Note 3 to the accompanying unaudited consolidated financial statements included elsewhere in this report for further details.

Contractual Obligations
Other than as discussed above in “Long-Term Debt and Financing Arrangements,” there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state and local authorities, by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
As of March 31, 2015, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements

The information set forth in Note 2 to the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 6 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, there had been no material change in this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
3.1*	Amended and Restated By-Laws of CDW Finance Corporation.

4.1
Supplemental Indenture, dated as of March 3, 2015, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on March 3, 2015 and incorporated herein by reference.

4.2	Form of 5.00% Senior Note (included as Exhibit A to Exhibit 4.1), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on March 3, 2015 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith

**	These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 8, 2015	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer, principal financial officer and principal accounting officer)