Form 10-Q
period 2015-06-30
CDW Corp
filed 2015-08-07
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2015, there were 170,203,154 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	June 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$335.7	$344.5
Accounts receivable, net of allowance for doubtful accounts of $6.4 and $5.7, respectively	1,712.5	1,561.1
Merchandise inventory	436.2	337.5
Miscellaneous receivables	188.7	155.6
Prepaid expenses and other	41.3	54.7
Total current assets	2,714.4	2,453.4
Property and equipment, net	134.2	137.2
Equity investments	95.4	86.7
Goodwill	2,215.6	2,217.6
Other intangible assets, net	1,089.4	1,168.8
Other assets	2.2	3.2
Total assets	$6,251.2	$6,066.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$853.9	$704.0
Accounts payable—inventory financing	373.3	332.1
Current maturities of long-term debt	15.4	15.4
Deferred revenue	56.5	81.3
Accrued expenses:
Compensation	108.2	130.1
Interest	25.0	28.1
Sales taxes	27.0	29.1
Advertising	37.9	34.0
Income taxes	15.0	0.2
Other	113.4	113.7
Total current liabilities	1,625.6	1,468.0
Long-term liabilities:
Debt	3,154.2	3,141.6
Deferred income taxes	428.2	475.0
Other liabilities	47.4	45.8
Total long-term liabilities	3,629.8	3,662.4
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 shares authorized for both periods; 170.1 and 172.2 shares issued and outstanding, respectively	1.7	1.7
Paid-in capital	2,729.5	2,711.9
Accumulated deficit	(1,712.5)	(1,760.5)
Accumulated other comprehensive loss	(22.9)	(16.6)
Total shareholders’ equity	995.8	936.5
Total liabilities and shareholders’ equity	$6,251.2	$6,066.9

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$3,314.0	$3,106.0	$6,069.2	$5,758.3
Cost of sales	2,779.5	2,609.1	5,078.2	4,836.2
Gross profit	534.5	496.9	991.0	922.1
Selling and administrative expenses	290.6	273.9	566.1	534.8
Advertising expense	38.0	34.8	67.4	63.3
Income from operations	205.9	188.2	357.5	324.0
Interest expense, net	(37.8)	(48.5)	(82.6)	(98.6)
Net loss on extinguishments of long-term debt	—	(2.6)	(24.3)	(8.0)
Other income, net	4.0	0.1	8.5	0.6
Income before income taxes	172.1	137.2	259.1	218.0
Income tax expense	(63.9)	(50.6)	(96.2)	(80.5)
Net income	$108.2	$86.6	$162.9	$137.5

Net income per common share:
Basic	$0.63	$0.51	$0.95	$0.81
Diluted	$0.63	$0.50	$0.94	$0.80

Weighted-average number of common shares outstanding:
Basic	171.0	170.2	171.6	169.9
Diluted	172.5	172.7	173.0	172.5

Cash dividends declared per common share	$0.0675	$0.0425	$0.1350	$0.0850

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$108.2	$86.6	$162.9	$137.5
Foreign currency translation adjustment (net of tax benefit of $1.7 million and $0.0 million, and of $0.3 million and $0.0 million, respectively)	4.7	3.7	(6.3)	(0.2)
Other comprehensive income (loss), net of tax	4.7	3.7	(6.3)	(0.2)
Comprehensive income	$112.9	$90.3	$156.6	$137.3
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2014	—	$—	172.2	$1.7	$2,711.9	$(1,760.5)	$(16.6)	$936.5
Equity-based compensation expense	—	—	—	—	12.2	—	—	12.2
Stock option exercises	—	—	—	—	1.0	—	—	1.0
Common shares issued for equity-based compensation	—	—	0.2	—	—	—	—	—
Excess tax benefits from equity-based compensation	—	—	—	—	0.2	—	—	0.2
Coworker stock purchase plan		—	0.2	—	4.2	—	—	4.2
Dividends declared	—	—	—	—	—	(23.2)	—	(23.2)
Net income	—	—	—	—	—	162.9	—	162.9
Share repurchases		—	(2.5)	—	—	(91.7)	—	(91.7)
Foreign currency translation adjustment	—	—	—	—	—	—	(6.3)	(6.3)
Balance at June 30, 2015	—	$—	170.1	$1.7	$2,729.5	$(1,712.5)	$(22.9)	$995.8
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$162.9	$137.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.1	104.0
Equity-based compensation expense	12.2	7.6
Deferred income taxes	(45.2)	(44.4)
Allowance for doubtful accounts	0.7	0.3
Amortization of deferred financing costs, debt premium, and debt discount, net	3.1	3.2
Net loss on extinguishments of long-term debt	24.3	8.0
Income from equity method investment	(7.9)	—
Mark-to-market loss on interest rate cap agreements	1.7	—
Changes in assets and liabilities:
Accounts receivable	(157.7)	(75.7)
Merchandise inventory	(98.9)	(67.6)
Other assets	(20.1)	(19.5)
Accounts payable-trade	151.9	146.4
Other current liabilities	(34.7)	(25.7)
Long-term liabilities	1.7	1.8
Net cash provided by operating activities	99.1	175.9
Cash flows from investing activities:
Capital expenditures	(22.9)	(21.0)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)
Premium payments on interest rate cap agreements	(0.5)	—
Net cash used in investing activities	(23.4)	(41.9)
Cash flows from financing activities:
Repayments of long-term debt	(7.7)	(7.7)
Proceeds from issuance of long-term debt	525.0	—
Payments to extinguish long-term debt	(525.3)	(123.8)
Payments of debt financing costs	(6.8)	(6.4)
Net change in accounts payable-inventory financing	41.2	55.0
Proceeds from stock option exercises	1.0	0.8
Proceeds from Coworker Stock Purchase Plan	4.2	2.0
Shares repurchased	(91.7)	—
Dividends paid	(23.2)	(14.6)
Excess tax benefits from equity-based compensation	0.2	—
Net cash used in financing activities	(83.1)	(94.7)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.2
Net (decrease)/increase in cash and cash equivalents	(8.8)	39.5
Cash and cash equivalents—beginning of period	344.5	188.1
Cash and cash equivalents—end of period	$335.7	$227.6
Supplementary disclosure of cash flow information:
Interest paid	$(81.3)	$(99.8)
Taxes paid, net	$(123.4)	$(111.9)
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2015 and for the six months ended June 30, 2015 and 2014 (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “December 31, 2014 financial statements”). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2014 financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the consolidated financial statements contained in the December 31, 2014 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2015.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Recent Accounting Pronouncements
Simplifying the Measurement of Inventory
In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11 that simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value instead of the lower of cost or market value. The new standard is effective for the Company beginning in the first quarter of 2017, with early adoption permitted. The new standard must be applied prospectively after the date of adoption. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and cash flows.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05 to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The new standard is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company already accounts for fees paid in a cloud computing arrangement utilizing the method outlined by ASU 2015-05 and is not impacted by this new standard.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03 that amends the presentation of debt issuance costs. The amendments in this ASU require that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs are not affected by the amendments in this ASU. The new standard is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The standard requires retrospective application to all prior periods (i.e., the balance sheet for each period presented is adjusted).
The Company has elected to early adopt this new standard beginning in the second quarter of 2015. At June 30, 2015, the Company classified deferred financing costs as a direct deduction from the carrying value of the long-term debt liability on the consolidated balance sheet. The Company retroactively adjusted the deferred financing costs and long-term debt liability presented as of December 31, 2014 by reducing the long-term debt liability by the amount of the deferred financing costs and eliminating the presentation of deferred financing costs as an asset on the consolidated balance sheet. These adjustments have no impact on consolidated net income, comprehensive income, total shareholders’ equity, cash flows, or the total net leverage ratio, as defined in the Company’s credit agreement. The Company has determined that the adjustments are not material either individually or in aggregate to any of its previously issued consolidated financial statements.
A summary of the revisions to the consolidated balance sheet at December 31, 2014 is as follows:

	December 31, 2014
(in millions)	As Previously Reported	Revision	As Revised
Deferred financing costs, net	$33.0	$(33.0)	$—
Long-term debt	$(3,174.6)	$33.0	$(3,141.6)
Consolidation
In February 2015, the FASB issued ASU 2015-02 that amends the current consolidation guidance. The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The new standard is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The standard allows for either a full retrospective approach or a modified retrospective approach. This new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, which clarifies the standard for recognizing revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the current revenue recognition guidance. In July 2015, the FASB approved the deferral of the effective date by one year. The new standard will be effective for the Company beginning in the first quarter of 2018 with early adoption in the first quarter of 2017 permitted. The standard allows for either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and cash flows.

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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	June 30, 2015	December 31, 2014
Revolving Loan inventory financing agreement	$372.4	$330.1
Other inventory financing agreements	0.9	2.0
Accounts payable-inventory financing	$373.3	$332.1
The Company's Revolving Loan described in Note 4 below includes an inventory floorplan sub-facility in conjunction with the related Revolving Loan inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from a certain vendor. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At June 30, 2015 and December 31, 2014, amounts owed under other inventory financing agreements of $0.9 million and $2.0 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

4.	Long-Term Debt
Long-term debt was as follows:

(dollars in millions)	Interest Rate (1)	June 30, 2015	December 31, 2014
Senior secured asset-based revolving credit facility	—%	$—	$—
Senior secured term loan facility	3.25%	1,505.8	1,513.5
Unamortized discount on senior secured term loan facility		(3.3)	(3.7)
Senior notes due 2019	8.5%	—	503.9
Unamortized premium on senior notes due 2019		—	1.3
Senior notes due 2022	6.0%	600.0	600.0
Senior notes due 2023	5.0%	525.0	—
Senior notes due 2024	5.5%	575.0	575.0
Unamortized deferred financing costs(2)		(32.9)	(33.0)
Total long-term debt		3,169.6	3,157.0
Less current maturities of long-term debt		(15.4)	(15.4)
Long-term debt, excluding current maturities		$3,154.2	$3,141.6
(1)Interest rate at June 30, 2015.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)Refer to Note 2, Recent Accounting Pronouncements, for a description of the change in the presentation of deferred financing costs during the second quarter of 2015.
At June 30, 2015, the Company remained in compliance with the covenants under its various credit agreements. Under the credit agreement governing the Senior Secured Term Loan Facility there are restrictions on the ability of CDW to pay dividends, make share repurchases, redeem subordinated debt and engage in certain other transactions.  At June 30, 2015, the amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $777.9 million.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At June 30, 2015, the Company had no outstanding borrowings under the Revolving Loan, $2.1 million of undrawn letters of credit and $359.4 million reserved related to the floorplan sub-facility. At June 30, 2015, the borrowing base was $1,342.2 million based on the amount of eligible inventory and accounts receivable balances as of May 31, 2015. The Company could have borrowed up to an additional $888.5 million under the Revolving Loan at June 30, 2015.
The Revolving Loan includes an inventory floorplan sub-facility that is related to the Revolving Loan inventory financing agreement with a financial intermediary. At June 30, 2015, the financial intermediary reported an outstanding balance of $359.4 million under the Revolving Loan inventory financing agreement. The amount included on the Company's consolidated balance sheet as of June 30, 2015 as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $372.4 million includes a $13.0 million accrual for amounts in transit.
Senior Secured Term Loan Facility (“Term Loan”)
At June 30, 2015, the outstanding principal amount of the Term Loan was $1,505.8 million. The total net leverage ratio was 3.0 at June 30, 2015. The total net leverage ratio is defined as the ratio of total debt at period-end excluding any unamortized discount and/or premium and unamortized deferred financing costs, less cash and cash equivalents, to trailing twelve months adjusted earnings before taxes, interest expense, and depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure defined in the Company's credit agreement. An interest rate of 3.25%, comprised of the 1.0% LIBOR floor plus a 2.25% margin, was in effect during the six-month period ended June 30, 2015.
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company maintains interest rate cap agreements. During the year ended December 31, 2014, the Company entered into fourteen interest rate cap agreements at a rate of 2.0% with a combined notional amount of $1,000.0 million. During the six-month period ended June 30, 2015, the Company entered into six interest rate cap agreements at a rate of 2.0% with a combined notional amount of $400.0 million. Under the 2015 agreements, the Company made premium payments totaling $0.5 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which the three-month LIBOR exceeds 2.0% during the agreement period. These interest rate cap agreements are effective from January 14, 2015 through January 14, 2017. The fair value of the Company's interest rate cap agreements was $0.5 million and $1.7 million at June 30, 2015 and December 31, 2014, respectively. Previously, the Company had ten interest rate cap agreements with a combined notional amount of $1,150.0 million that expired on January 14, 2015.
The Company's interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. The interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet in other assets each period, with changes in fair value recorded directly to interest expense in the Company's consolidated statement of operations. The fair value of the Company's interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
At June 30, 2015, there were no outstanding 2019 Senior Notes.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2015, the proceeds from the issuance of the 2023 Senior Notes, discussed below, along with cash on hand, were deposited with the trustee to redeem the remaining $503.9 million aggregate principal amount of the 2019 Senior Notes at a redemption price of 104.25% of the principal amount redeemed, plus accrued and unpaid interest up to, but not including, the date of redemption, April 2, 2015. On the same date, the indenture governing the 2019 Senior Notes was satisfied and discharged and the Company was released from its remaining obligation by the trustee. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $24.3 million in the consolidated statement of operations for the six months ended June 30, 2015, which was comprised of $4.2 million for the write-off of the remaining unamortized deferred financing fees and a redemption premium of $21.4 million, partially offset by $1.3 million for the write-off of the remaining unamortized premium.
5.0% Senior Notes due 2023 (“2023 Senior Notes”)
At June 30, 2015, the outstanding principal amount of 2023 Senior Notes was $525.0 million.
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
The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and/or premium and unamortized deferred financing costs, were as follows:

(in millions)	June 30, 2015	December 31, 2014
Fair value	$3,206.7	$3,208.7
Carrying value	3,205.8	3,192.4

5.	Earnings per Share

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
The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Weighted-average shares - basic	171.0	170.2	171.6	169.9
Effect of dilutive securities	1.5	2.5	1.4	2.6
Weighted-average shares - diluted	172.5	172.7	173.0	172.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 0.9 million and 0.7 million potential common shares excluded from diluted earnings per share for the three and six month periods ended June 30, 2015, respectively, as their inclusion would have had an anti-dilutive effect. There was an insignificant amount of potential common shares excluded from diluted earnings per share for the three and six month periods ended June 30, 2014.

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
As of June 30, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Segment Financial Information
The following table presents information about the Company’s segments for the three and six months ended June 30, 2015 and 2014:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended June 30, 2015:
Net sales	$1,761.4	$1,374.2	$178.4	$—	$3,314.0
Income (loss) from operations	130.5	94.7	9.7	(29.0)	205.9
Depreciation and amortization expense	(24.1)	(10.9)	(2.3)	(15.3)	(52.6)

Three Months Ended June 30, 2014:
Net sales	$1,656.2	$1,271.6	$178.2	$—	$3,106.0
Income (loss) from operations	119.7	88.8	7.6	(27.9)	188.2
Depreciation and amortization expense	(24.1)	(10.9)	(2.2)	(14.8)	(52.0)

(in millions)	Corporate	Public	Other	Headquarters	Total
Six Months Ended June 30, 2015:
Net sales	$3,335.3	$2,380.1	$353.8	$—	$6,069.2
Income (loss) from operations	240.7	154.3	19.9	(57.4)	357.5
Depreciation and amortization expense	(48.1)	(21.9)	(4.6)	(30.5)	(105.1)

Six Months Ended June 30, 2014:
Net sales	$3,161.8	$2,241.5	$355.0	$—	$5,758.3
Income (loss) from operations	220.7	142.8	14.2	(53.7)	324.0
Depreciation and amortization expense	(48.2)	(21.8)	(4.3)	(29.7)	(104.0)

8.	Supplemental Guarantor Information
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
The following tables set forth condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, consolidating statements of operations for the three and six months ended June 30, 2015 and 2014, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, and condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$313.9	$—	$37.5	$—	$(15.7)	$335.7
Accounts receivable, net	—	—	1,647.8	64.7	—	—	1,712.5
Merchandise inventory	—	—	432.5	3.7	—	—	436.2
Miscellaneous receivables	—	55.1	126.6	7.0	—	—	188.7
Prepaid expenses and other	—	12.3	30.9	0.4	—	(2.3)	41.3
Total current assets	—	381.3	2,237.8	113.3	—	(18.0)	2,714.4
Property and equipment, net	—	79.8	53.5	0.9	—	—	134.2
Equity investments	—	95.4	—	—	—	—	95.4
Goodwill	—	751.8	1,439.0	24.8	—	—	2,215.6
Other intangible assets, net	—	310.5	774.5	4.4	—	—	1,089.4
Other assets	4.3	2.1	0.1	1.5	—	(5.8)	2.2
Investment in and advances to subsidiaries	991.5	2,878.3	—	—	—	(3,869.8)	—
Total assets	$995.8	$4,499.2	$4,504.9	$144.9	$—	$(3,893.6)	$6,251.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$17.5	$822.6	$29.5	$—	$(15.7)	$853.9
Accounts payable—inventory financing	—	—	373.3	—	—	—	373.3
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	56.5	—	—	—	56.5
Accrued expenses	—	146.4	174.8	7.6	—	(2.3)	326.5
Total current liabilities	—	179.3	1,427.2	37.1	—	(18.0)	1,625.6
Long-term liabilities:
Debt	—	3,154.2	—	—	—	—	3,154.2
Deferred income taxes	—	129.6	301.6	1.2	—	(4.2)	428.2
Other liabilities	—	44.6	3.7	0.7	—	(1.6)	47.4
Total long-term liabilities	—	3,328.4	305.3	1.9	—	(5.8)	3,629.8
Total shareholders’ equity	995.8	991.5	2,772.4	105.9	—	(3,869.8)	995.8
Total liabilities and shareholders’ equity	$995.8	$4,499.2	$4,504.9	$144.9	$—	$(3,893.6)	$6,251.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$346.4	$—	$24.6	$—	$(26.5)	$344.5
Accounts receivable, net	—	—	1,479.1	82.0	—	—	1,561.1
Merchandise inventory	—	—	333.9	3.6	—	—	337.5
Miscellaneous receivables	—	56.1	93.3	6.2	—	—	155.6
Prepaid expenses and other	—	11.0	46.0	1.5	—	(3.8)	54.7
Total current assets	—	413.5	1,952.3	117.9	—	(30.3)	2,453.4
Property and equipment, net	—	80.5	55.5	1.2	—	—	137.2
Equity investments	—	86.7	—	—			86.7
Goodwill	—	751.8	1,439.0	26.8	—	—	2,217.6
Other intangible assets, net	—	320.0	843.6	5.2	—	—	1,168.8
Other assets	4.3	3.2	0.4	1.4	—	(6.1)	3.2
Investment in and advances to subsidiaries	932.2	2,784.5	—	—	—	(3,716.7)	—
Total assets	$936.5	$4,440.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,066.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$23.9	$671.9	$34.7	$—	$(26.5)	$704.0
Accounts payable-inventory financing	—	—	332.1	—	—	—	332.1
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	79.9	1.4	—	—	81.3
Accrued expenses	—	137.8	193.6	7.9	—	(4.1)	335.2
Total current liabilities	—	177.1	1,277.5	44.0	—	(30.6)	1,468.0
Long-term liabilities:
Debt	—	3,141.6	—	—	—	—	3,141.6
Deferred income taxes	—	146.7	331.3	1.3	—	(4.3)	475.0
Other liabilities	—	42.6	3.7	1.0	—	(1.5)	45.8
Total long-term liabilities	—	3,330.9	335.0	2.3	—	(5.8)	3,662.4
Total shareholders’ equity	936.5	932.2	2,678.3	106.2	—	(3,716.7)	936.5
Total liabilities and shareholders’ equity	$936.5	$4,440.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,066.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,187.2	$126.8	$—	$—	$3,314.0
Cost of sales	—	—	2,667.9	111.6	—	—	2,779.5
Gross profit	—	—	519.3	15.2	—	—	534.5
Selling and administrative expenses	—	29.1	252.9	8.6	—	—	290.6
Advertising expense	—	—	36.9	1.1	—	—	38.0
Income (loss) from operations	—	(29.1)	229.5	5.5	—	—	205.9
Interest (expense) income, net	—	(37.8)	—	—	—	—	(37.8)
Net loss on extinguishments of long-term debt	—	—	—	—	—	—	—
Management fee	—	1.2	—	(1.2)	—	—	—
Other income (expense), net	—	3.8	0.3	(0.1)	—	—	4.0
Income (loss) before income taxes	—	(61.9)	229.8	4.2	—	—	172.1
Income tax benefit (expense)	—	23.0	(85.7)	(1.2)	—	—	(63.9)
Income (loss) before equity in earnings of subsidiaries	—	(38.9)	144.1	3.0	—	—	108.2
Equity in earnings of subsidiaries	108.2	147.1	—		—	(255.3)	—
Net income	$108.2	$108.2	$144.1	$3.0	$—	$(255.3)	$108.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,972.9	$133.1	$—	$—	$3,106.0
Cost of sales	—	—	2,492.4	116.7	—	—	2,609.1
Gross profit	—	—	480.5	16.4	—	—	496.9
Selling and administrative expenses	—	27.8	237.2	8.9	—	—	273.9
Advertising expense	—	—	33.6	1.2	—	—	34.8
Income (loss) from operations	—	(27.8)	209.7	6.3	—	—	188.2
Interest (expense) income, net	—	(48.5)	—	—	—	—	(48.5)
Net loss on extinguishments of long-term debt	—	(2.6)	—	—	—	—	(2.6)
Management fee	—	1.0	—	(1.0)	—	—	—
Other (expense) income, net	—	—	0.3	(0.2)	—	—	0.1
Income (loss) before income taxes	—	(77.9)	210.0	5.1	—	—	137.2
Income tax benefit (expense)	—	29.0	(78.2)	(1.4)	—	—	(50.6)
Income (loss) before equity in earnings of subsidiaries	—	(48.9)	131.8	3.7	—	—	86.6
Equity in earnings of subsidiaries	86.6	135.5	—	—	—	(222.1)	—
Net income	$86.6	$86.6	$131.8	$3.7	$—	$(222.1)	$86.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Six Months Ended June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$5,814.7	$254.5	$—	$—	$6,069.2
Cost of sales	—	—	4,854.2	224.0	—	—	5,078.2
Gross profit	—	—	960.5	30.5	—	—	991.0
Selling and administrative expenses	—	57.4	491.4	17.3	—	—	566.1
Advertising expense	—	—	65.6	1.8	—	—	67.4
Income (loss) from operations	—	(57.4)	403.5	11.4	—	—	357.5
Interest (expense) income, net	—	(82.8)	—	0.2	—	—	(82.6)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Management fee	—	2.2	—	(2.2)	—	—	—
Other income (expense), net	—	7.9	1.0	(0.4)	—	—	8.5
Income (loss) before income taxes	—	(154.4)	404.5	9.0	—	—	259.1
Income tax benefit (expense)	—	57.8	(151.5)	(2.5)	—	—	(96.2)
Income (loss) before equity in earnings of subsidiaries	—	(96.6)	253.0	6.5	—	—	162.9
Equity in earnings of subsidiaries	162.9	259.5	—	—	—	(422.4)	—
Net income	$162.9	$162.9	$253.0	$6.5	$—	$(422.4)	$162.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations
Six Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$5,491.1	$267.2	$—	$—	$5,758.3
Cost of sales	—	—	4,600.0	236.2	—	—	4,836.2
Gross profit	—	—	891.1	31.0	—	—	922.1
Selling and administrative expenses	—	53.7	463.5	17.6	—	—	534.8
Advertising expense	—	—	61.4	1.9	—	—	63.3
Income (loss) from operations	—	(53.7)	366.2	11.5	—	—	324.0
Interest (expense) income, net	—	(98.7)	—	0.1	—	—	(98.6)
Net loss on extinguishments of long-term debt	—	(8.0)	—	—	—	—	(8.0)
Management fee	—	2.0	—	(2.0)	—	—	—
Other income (expense), net	—	—	0.7	(0.1)	—	—	0.6
Income (loss) before income taxes	—	(158.4)	366.9	9.5	—	—	218.0
Income tax benefit (expense)	—	59.2	(137.1)	(2.6)	—	—	(80.5)
Income (loss) before equity in earnings of subsidiaries	—	(99.2)	229.8	6.9	—	—	137.5
Equity in earnings of subsidiaries	137.5	236.7	—	—	—	(374.2)	—
Net income	$137.5	$137.5	$229.8	$6.9	$—	$(374.2)	$137.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$112.9	$112.9	$144.1	$7.8	$—	$(264.8)	$112.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$90.3	$90.3	$131.8	$7.4	$—	$(229.5)	$90.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$156.6	$156.6	$253.0	$0.2	$—	$(409.8)	$156.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$137.3	$137.3	$229.8	$6.7	$—	$(373.8)	$137.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(76.4)	$150.1	$14.6	$—	$10.8	$99.1
Cash flows from investing activities:
Capital expenditures	—	(18.4)	(4.2)	(0.3)	—	—	(22.9)
Premium payments on interest rate cap agreements	—	(0.5)	—	—	—	—	(0.5)
Net cash used in investing activities	—	(18.9)	(4.2)	(0.3)	—	—	(23.4)
Cash flows from financing activities:
Repayments of long-term debt	—	(7.7)	—	—	—	—	(7.7)
Proceeds from the issuance of long-term debt	—	525.0	—	—	—	—	525.0
Payments to extinguish long-term debt	—	(525.3)	—	—	—	—	(525.3)
Payments of debt financing costs	—	(6.8)	—	—	—	—	(6.8)
Net change in accounts payable-inventory financing	—	—	41.2	—	—	—	41.2
Proceeds from stock option exercises	—	1.0	—	—	—	—	1.0
Proceeds from Coworker Stock Purchase Plan	—	4.2	—	—	—	—	4.2
Shares repurchased	(91.7)	—	—	—	—	—	(91.7)
Dividends paid	(23.2)	—	—	—	—	—	(23.2)
Excess tax benefits from equity-based compensation	—	0.2	—	—	—	—	0.2
Advances from (to) affiliates	114.9	72.2	(187.1)	—	—	—	—
Net cash provided by (used in) financing activities	—	62.8	(145.9)	—	—	—	(83.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.4)	—	—	(1.4)
Net (decrease)/increase in cash and cash equivalents	—	(32.5)	—	12.9	—	10.8	(8.8)
Cash and cash equivalents—beginning of period	—	346.4	—	24.6	—	(26.5)	344.5
Cash and cash equivalents—end of period	$—	$313.9	$—	$37.5	$—	$(15.7)	$335.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(112.6)	$269.9	$9.6	$—	$9.0	$175.9
Cash flows from investing activities:
Capital expenditures	—	(19.1)	(1.9)	—	—	—	(21.0)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—	—	—	—	(20.9)
Net cash used in investing activities	—	(40.0)	(1.9)	—	—	—	(41.9)
Cash flows from financing activities:
Repayments of long-term debt	—	(7.7)	—	—	—	—	(7.7)
Payments to extinguish long-term debt	—	(123.8)	—	—	—	—	(123.8)
Payment of debt financing costs		(6.4)					(6.4)
Net change in accounts payable - inventory financing	—	—	55.0	—	—	—	55.0
Proceeds from stock option exercises	—	0.8	—	—	—	—	0.8
Proceeds from Coworker Stock Purchase Plan	—	2.0	—	—	—	—	2.0
Dividends paid	(14.6)	—	—	—	—	—	(14.6)
Advances from (to) affiliates	14.6	308.0	(323.0)	0.4	—	—	—
Net cash provided by (used in) financing activities	—	172.9	(268.0)	0.4	—	—	(94.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	—	0.2
Net increase in cash and cash equivalents	—	20.3	—	10.2	—	9.0	39.5
Cash and cash equivalents—beginning of period	—	196.5	—	14.0	—	(22.4)	188.1
Cash and cash equivalents—end of period	$—	$216.8	$—	$24.2	$—	$(13.4)	$227.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Related Party Transactions

On May 22, 2015, the Company completed a public offering of 11.5 million shares of its common stock by certain selling stockholders, which included 1.5 million shares sold by the selling stockholders to the underwriters pursuant to the grant of an option that was exercised in full. The Company did not receive any proceeds from the sale of these shares. On May 17, 2015, the Company entered into a share repurchase agreement with certain selling stockholders affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, LLC pursuant to which it repurchased 2.0 million shares of its common stock from such selling stockholders. This share repurchase was effected in a private, non-underwritten transaction for $36.60 per share, which was equal to the per share price paid by the underwriters to the selling stockholders in connection with the public offering completed on May 22, 2015.

10.	Subsequent Events

On August 1, 2015, the Company completed the acquisition of Kelway TopCo Limited ("Kelway") by purchasing the remaining 65% of its outstanding common stock. In total the Company paid $431.0 million, before transaction fees and expenses, of which $372.3 million was settled in cash and $58.7 million was settled by issuing certain of the sellers 1.6 million shares of CDW common stock. The total purchase price includes the November 2014 cash investment to acquire a 35% non-controlling interest in Kelway, which was accounted for using the equity method. As a result of the completion of the acquisition, the Company will also consolidate approximately $80 million of Kelway debt. The shares of CDW common stock issued to the sellers are subject to a three-year lock up restriction from August 1, 2015.  Kelway is a UK-based IT solutions provider which has cross-border supply chain relationships that enable it to conduct business in over 80 countries. The acquisition will enhance the Company's ability to provide IT solutions to US-based customers with international locations.

All the inputs required for the completion of the purchase price allocation were not available prior to the filing of these financial statements with the SEC. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for the valuation of intangible assets, goodwill and the Company's 35% non-controlling interest. The Company will include this information in its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015.

On August 3, 2015, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.0675 per common share to be paid on September 10, 2015 to all shareholders of record as of the close of business on August 25, 2015. Future dividends will be subject to Board approval.

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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7%, 7% and 10% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Through the second quarter of 2014, Public segment results were impacted by the combined and negative effects of sequestration, the partial shutdown of the federal government and federal government budget uncertainty in 2013. However, with the finalization of federal budget allocations in early 2014 we began to see improvement in federal sales in the remainder of 2014. In the first half of 2015, sales to federal customers increased year-over-year by double digits as a result of increased confidence as a federal budget for 2015 was already in place during the first quarter of 2015. In the same period, sales to state and local customers also increased year-over-year by double digits, driven by the continued focus on public safety.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. During the first half of 2015 economic signals were mixed. We will continue to closely monitor macroeconomic conditions during the remainder of 2015. Uncertainties related to potential changes in tax and regulatory policy, potential interest rate increases, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

•
We believe that our customers’ transition to more complex technology solutions will continue to be an important growth area for us in the future. However, because the market for technology products and services is highly competitive, our success at capitalizing on this transition will be based on our ability to tailor specific solutions to customer needs, the quality and breadth of our product and service offerings, the knowledge and expertise of our sales force, price, product availability and speed of delivery. During the first half of 2015, customer priorities shifted away from last year's focus on client devices towards more integrated solutions, which grew at a faster rate than transactional sales. However, given our business-to-business customer base as well as our success in providing new client devices, we continued to see solid growth in sales of notebooks/mobile devices during the first half of 2015.

Key business metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, net income, Non-GAAP net income, net income per common share, Non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA, free cash flow, return on invested capital, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker, and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
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
See “Results of Operations” for the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to net income.

The results of certain of our key business metrics are as follows:

	Three Months Ended June 30,
(dollars in millions)	2015	2014
Net sales	$3,314.0	$3,106.0
Gross profit	534.5	496.9
Income from operations	205.9	188.2
Net income	108.2	86.6
Non-GAAP net income	139.0	115.9
Adjusted EBITDA	268.0	247.1
Average daily sales	51.8	48.5
Net debt (defined as total debt minus cash and cash equivalents) (1)	2,833.9	2,866.9
Cash conversion cycle (in days) (2)	19	19

(1)
As a result of the adoption of ASU 2015-03 during the second quarter of 2015, historical periods have been revised to reflect the change in the presentation of deferred financing costs, which are now shown as a reduction of long-term debt, instead of being presented as a separate asset on the balance sheet.

(2)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,314.0	100.0%	$3,106.0	100.0%
Cost of sales	2,779.5	83.9	2,609.1	84.0
Gross profit	534.5	16.1	496.9	16.0
Selling and administrative expenses	290.6	8.8	273.9	8.8
Advertising expense	38.0	1.1	34.8	1.1
Income from operations	205.9	6.2	188.2	6.1
Interest expense, net	(37.8)	(1.1)	(48.5)	(1.6)
Net loss on extinguishments of long-term debt	—	—	(2.6)	(0.1)
Other income, net	4.0	0.1	0.1	—
Income before income taxes	172.1	5.2	137.2	4.4
Income tax expense	(63.9)	(1.9)	(50.6)	(1.6)
Net income	$108.2	3.3%	$86.6	2.8%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Corporate	$1,761.4	53.1%	$1,656.2	53.3%	$105.2	6.3%
Public	1,374.2	41.5	1,271.6	40.9	102.6	8.1
Other	178.4	5.4	178.2	5.8	0.2	0.1
Total net sales	$3,314.0	100.0%	$3,106.0	100.0%	$208.0	6.7%
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the three months ended June 30, 2015 and 2014.

(dollars in millions)	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
Corporate:
Medium / Large	$1,492.1	$1,395.4	$96.7	6.9%
Small Business	269.3	260.8	8.5	3.3
Total Corporate	$1,761.4	$1,656.2	$105.2	6.3%

Public:
Government	$385.0	$313.1	$71.9	22.9%
Education	546.1	527.0	19.1	3.6
Healthcare	443.1	431.5	11.6	2.7
Total Public	$1,374.2	$1,271.6	$102.6	8.1%
Total net sales for the three months ended June 30, 2015 increased $208.0 million, or 6.7%, to $3,314.0 million, compared to $3,106.0 million for the three months ended June 30, 2014. There were 64 selling days for both the three months ended June 30, 2015 and 2014. Customer priorities shifted more towards integrated solutions, which drove higher growth in solutions sales compared to transactional product sales. Strong sales performance in solutions-focused products was driven by netcomm, software and server and server-related products. The growth in transactional products was led by notebooks/mobile devices, which was partially offset by a decline in desktop computers.
Corporate segment net sales for the three months ended June 30, 2015 increased $105.2 million, or 6.3%, compared to the three months ended June 30, 2014, driven by sales growth in both customer channels. Within our Corporate segment, net sales to medium/large customers increased $96.7 million, or 6.9%, between periods driven by netcomm, software and server-related products. Strong sales performance in notebooks/mobile devices was partially offset by a decline in desktop computers. Net sales to small business customers increased by $8.5 million, or 3.3%, between periods, led by growth in enterprise storage, netcomm products and notebooks/mobile devices, which was partially offset by a decline in desktop computers.
Public segment net sales for the three months ended June 30, 2015 increased $102.6 million, or 8.1%, between periods, due to strong sales performance in government, as well as growth in education and healthcare. Net sales to government customers increased $71.9 million, or 22.9%, between periods, as sales to both federal and state/local government customers experienced double-digit growth. The increase in net sales to the federal government was driven by growth in sales of desktop computers, netcomm products, and notebook/mobile devices as we continued to benefit from strategic changes made to better align with new federal government purchasing programs implemented last year. A continued focus on public safety drove the increase in net sales to state/local government customers, which was led by growth in sales of netcomm products, enterprise storage and software. Net sales to education customers increased $19.1 million, or 3.6%, between periods, driven by strong sales performance in K-12. Growth in sales to K-12 customers was slower during the second quarter of 2015 compared to the prior year’s significant growth rate, led by higher sales of notebooks/mobile devices which was partially offset by declines in sales of netcomm products as school districts held off making those purchases until eRate funding commitment letters were in hand. Net sales to healthcare customers increased $11.6 million, or 2.7%, between periods driven by an increase in netcomm products and software partially offset by a decline in desktop computers. Healthcare sales expanded however growth slowed during the second quarter of 2015 compared to the prior year reflecting the continuing impact of consolidation in the healthcare industry.
Gross profit
Gross profit increased $37.6 million, or 7.6%, to $534.5 million for the three months ended June 30, 2015, compared to $496.9 million for the three months ended June 30, 2014. As a percentage of total net sales, gross profit increased 10 basis points to 16.1% for the three months ended June 30, 2015, up from 16.0% for the three months ended June 30, 2014.
Gross profit margin was positively impacted 10 basis points due to a higher mix of revenue recorded on a net basis, such as commission revenue and net service contract revenue. Commission revenue, including agency fees earned on sales of software licenses and software assurance under enterprise agreements, has a positive impact on our gross profit margin, as we record the fee or commission as a component of net sales when earned and there is no corresponding cost of sales. Net service contract revenue, including items such as third-party services, warranties and software as a service ("SaaS"), also has a positive impact on gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Additionally, we experienced a favorable impact of 10 basis points from vendor partner funding. Vendor partner funding includes purchase discounts, volume rebates and cooperative advertising. Partially offsetting these items was a 10 basis point decline in product margin due to a higher percentage of net sales coming from larger order tiers.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $16.7 million, or 6.1%, to $290.6 million for the three months ended June 30, 2015, compared to $273.9 million for the three months ended June 30, 2014. Sales payroll costs increased $12.5 million, or 10.2% between quarters, primarily driven by increased sales compensation from higher growth in solutions-related compensation paid to specialists and technical experts and overall growth in sales and gross profit. In addition, certain coworker costs increased $3.6 million, or 6.0%, during the quarter ended June 30, 2015 compared to the prior year period due to higher costs consistent with increased coworker count. Total coworker count was 7,278, up 127 from 7,151 at June 30, 2014. Total coworker count was 7,211 at December 31, 2014. As a percentage of total net sales, selling and administrative expenses remained consistent at 8.8% in the second quarter of 2015 and 2014.
Advertising expense
Advertising expense increased $3.2 million, or 9.4%, to $38.0 million for the three months ended June 30, 2015, compared to $34.8 million for the prior year period. As a percentage of total net sales, advertising expense remained consistent at 1.1% for the three months ended June 30, 2015 and 2014. The dollar increase in advertising expense was primarily due to the timing of certain promotional activities and an increase in digital advertising.

Income from operations
The following table presents income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$130.5	7.4%	$119.7	7.2%	9.1%
Public	94.7	6.9	88.8	7.0	6.7
Other	9.7	5.4	7.6	4.3	26.4
Headquarters (2)	(29.0)	nm*	(27.9)	nm*	4.3
Total income from operations	$205.9	6.2%	$188.2	6.1%	9.4%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendor partners.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $205.9 million for the three months ended June 30, 2015, an increase of $17.7 million, or 9.4%, compared to $188.2 million for the three months ended June 30, 2014. This increase was driven by higher net sales and gross profit, as discussed above. Total operating margin percentage increased 10 basis points to 6.2% for the three months ended June 30, 2015, from 6.1% for the three months ended June 30, 2014. Operating margin percentage was positively impacted by the increase in gross profit margin.
Corporate segment income from operations was $130.5 million for the three months ended June 30, 2015, an increase of $10.8 million, or 9.1%, compared to $119.7 million for the three months ended June 30, 2014. This increase was driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 20 basis points to 7.4% for the three months ended June 30, 2015, from 7.2% for the three months ended June 30, 2014.
Public segment income from operations was $94.7 million for the three months ended June 30, 2015, an increase of $5.9 million, or 6.7%, compared to $88.8 million for the three months ended June 30, 2014. This increase was driven by higher net sales and gross profit. Public segment operating margin percentage decreased 10 basis points to 6.9% for the three months ended June 30, 2015, from 7.0% for the three months ended June 30, 2014.
Interest expense, net
At June 30, 2015, our outstanding long-term debt totaled $3,169.6 million compared to $3,094.5 million at June 30, 2014. Net interest expense for the three months ended June 30, 2015 was $37.8 million, a decrease of $10.7 million compared to $48.5 million for the three months ended June 30, 2014. This decrease was primarily due to lower effective interest rates as of June 30, 2015 compared to June 30, 2014 as a result of redemptions and refinancing activities completed during 2014 and the first quarter of 2015.
Net loss on extinguishments of long-term debt
During the three months ended June 30, 2015, we had no debt extinguishments compared to the same period in 2014 when we recorded a net loss on extinguishment of long-term debt of $2.6 million.
In June 2014, we entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on June 24, 2016. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million, representing a write-off of a portion of unamortized deferred financing costs.

In May 2014, we redeemed $42.5 million aggregate principal amount of senior subordinated notes. We recorded a loss on extinguishment of long-term debt of $2.2 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
Income tax expense
Income tax expense was $63.9 million for the three months ended June 30, 2015, compared to $50.6 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 37.1% for the three months ended June 30, 2015, compared to 36.9% for the same period of the prior year and differed in both periods from the U.S. federal statutory rate primarily due to state and local income taxes.
Net income
Net income was $108.2 million for the three months ended June 30, 2015, compared to $86.6 million for the three months ended June 30, 2014. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $139.0 million for the three months ended June 30, 2015, an increase of $23.1 million, or 20.0%, compared to $115.9 million for the three months ended June 30, 2014.
We have included a reconciliation of Non-GAAP net income for the three months ended June 30, 2015 and 2014 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, acquisition and integration costs, and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

	Three Months Ended June 30,
(in millions)	2015	2014
Net income	$108.2	$86.6
Amortization of intangibles (1)	40.2	40.3
Non-cash equity-based compensation	7.5	4.3
Net loss on extinguishments of long-term debt	—	2.6
Interest expense adjustment related to extinguishments of long-term debt (2)	—	(0.5)
Acquisition and integration costs	1.4	—
Other adjustments (3)	1.0	0.5
Aggregate adjustment for income taxes (4)	(19.3)	(17.9)
Non-GAAP net income	$139.0	$115.9

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Primarily includes expenses related to the consolidation of our headquarters and sales locations north of Chicago.

(4)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $268.0 million for the three months ended June 30, 2015, an increase of $20.9 million, or 8.4%, compared to $247.1 million for the three months ended June 30, 2014. As a percentage of net sales, Adjusted EBITDA was 8.1% for the three months ended June 30, 2015 compared to 8.0% for the three months ended June 30, 2014.

We have included reconciliations of EBITDA and Adjusted EBITDA for the three months ended June 30, 2015 and 2014 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
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

	Three Months Ended June 30,
(in millions)	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Net income	$108.2		$86.6
Depreciation and amortization	52.6		52.0
Income tax expense	63.9		50.6
Interest expense, net	37.8		48.5
EBITDA	262.5	7.9%	237.7	7.7%

Adjustments:
Non-cash equity-based compensation	7.5		4.3
Net loss on extinguishments of long-term debt	—		2.6
Income from equity investments	(4.0)		(0.1)
Acquisition and integration costs	1.4		—
Other adjustments (1)	0.6		2.6
Total adjustments	5.5		9.4
Adjusted EBITDA	$268.0	8.1%	$247.1	8.0%

(1)
Other adjustments primarily include unusual, non-recurring litigation matters, certain historical retention costs, and expenses related to the consolidation of our headquarters and sales locations north of Chicago.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table presents our results of operations, in dollars and as a percentage of net sales, for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$6,069.2	100.0%	$5,758.3	100.0%
Cost of sales	5,078.2	83.7	4,836.2	84.0
Gross profit	991.0	16.3	922.1	16.0
Selling and administrative expenses	566.1	9.3	534.8	9.3
Advertising expense	67.4	1.1	63.3	1.1
Income from operations	357.5	5.9	324.0	5.6
Interest expense, net	(82.6)	(1.4)	(98.6)	(1.7)
Net loss on extinguishments of long-term debt	(24.3)	(0.4)	(8.0)	(0.1)
Other income, net	8.5	0.1	0.6	—
Income before income taxes	259.1	4.3	218.0	3.8
Income tax expense	(96.2)	(1.6)	(80.5)	(1.4)
Net income	$162.9	2.7%	$137.5	2.4%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Corporate	$3,335.3	55.0%	$3,161.8	54.9%	$173.5	5.5%
Public	2,380.1	39.2	2,241.5	38.9	138.6	6.2
Other	353.8	5.8	355.0	6.2	(1.2)	(0.4)
Total net sales	$6,069.2	100.0%	$5,758.3	100.0%	$310.9	5.4%
The following table presents our net sales by customer channel for our Corporate and Public segments and the year-over-year dollar and percentage change in net sales for the six months ended June 30, 2015 and 2014.

(dollars in millions)	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
Corporate:
Medium / Large	$2,805.9	$2,670.2	$135.7	5.1%
Small Business	529.4	491.6	37.8	7.7
Total Corporate	$3,335.3	$3,161.8	$173.5	5.5%

Public:
Government	$673.6	$567.3	$106.3	18.7%
Education	889.7	848.6	41.1	4.8
Healthcare	816.8	825.6	(8.8)	(1.1)
Total Public	$2,380.1	$2,241.5	$138.6	6.2%

Total net sales for the six months ended June 30, 2015 increased $310.9 million, or 5.4%, to $6,069.2 million, compared to $5,758.3 million for the six months ended June 30, 2014. There were 127 selling days for both the six months ended June 30, 2015 and 2014. Customer priorities shifted more towards integrated solutions, which drove higher growth in solutions sales compared to transactional product sales. Strong sales performance in solutions-focused products was driven by netcomm, software and server and server-related products. The growth in transactional products was led by notebooks/mobile devices, which was partially offset by a decline in desktop computers.
Corporate segment net sales for the six months ended June 30, 2015 increased $173.5 million, or 5.5%, compared to the six months ended June 30, 2014, driven by sales growth in both customer channels. Within our Corporate segment, net sales to medium/large customers increased $135.7 million, or 5.1%, between periods led by growth in netcomm products and servers and server-related products. Strong sales performance in notebooks/mobile devices was partially offset by a decline in desktop computers. Net sales to small business customers increased by $37.8 million, or 7.7%, between periods, driven by growth in netcomm products, enterprise storage and notebooks/mobile devices, which was partially offset by a decline in desktop computers.
Public segment net sales for the six months ended June 30, 2015 increased $138.6 million, or 6.2%, between periods, due to strong sales performance in government and growth in education, partially offset by a decline in healthcare. Net sales to government customers increased $106.3 million, or 18.7%, between periods, driven by growth in sales to both federal and state/local government customers. Sales to federal customers increased year-over-year by double digits compared to the sales declines in the prior year period when federal government budget allocations were impacted by residual negative effects of sequestration, the partial shutdown of the federal government and federal government budget uncertainty in 2013. The increase in net sales to the federal government was led by growth in sales of desktop computers, notebook/mobile devices and netcomm products as we continued to benefit from strategic changes made to better align with new federal government purchasing programs implemented last year. A continued focus on public safety drove the increase in net sales to state/local government customers, which was led by netcomm products and notebooks/mobile devices, partially offset by declines in desktop computers. Net sales to education customers increased $41.1 million, or 4.8%, between periods, driven by strong sales performance in K-12. Growth in sales to K-12 customers was slower during the first half of 2015 compared to the prior year’s significant growth rate, led by higher sales of notebooks/mobile devices which was partially offset by declines in sales of netcomm products as school districts held off making those purchases until eRate funding commitment letters were in hand. Net sales to healthcare customers decreased $8.8 million, or 1.1%, between periods driven by a decline in desktop computers, partially offset by a growth in netcomm products, as some of our larger customers shifted priorities to reducing costs due to industry consolidation.
Gross profit
Gross profit increased $68.9 million, or 7.5%, to $991.0 million for the six months ended June 30, 2015, compared to $922.1 million for the six months ended June 30, 2014. As a percentage of total net sales, gross profit increased 30 basis points to 16.3% for the six months ended June 30, 2015, up from 16.0% for the six months ended June 30, 2014. Net service contract revenue, including items such as third-party services, warranties and SaaS, contributed a positive impact of 15 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. The absence of inventory adjustments recorded during the first half of 2015 also contributed a positive impact of 15 basis points to gross profit margin during the second half of 2015.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $31.3 million, or 5.8%, to $566.1 million for the six months ended June 30, 2015, compared to $534.8 million for the six months ended June 30, 2014. Sales payroll costs increased $18.4 million, or 7.6% between years, primarily driven by increased sales compensation from higher growth in solutions-related compensation paid to specialists and technical experts and overall growth in sales and gross profit. In addition, certain coworker costs increased $8.2 million, or 7.0%, during the six months ended June 30, 2015 compared to the prior year period due to higher costs consistent with increased coworker count. Total coworker count was 7,278, up 127 from 7,151 at June 30, 2014. Total coworker count was 7,211 at December 31, 2014. Non-cash equity-based compensation expense increased $4.6 million, or 60.2%, during the six months ended June 30, 2015 compared to the prior year period primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2015. As a percentage of total net sales, selling and administrative expenses remained consistent at 9.3% in the six months ended June 30, 2015 and 2014.

Advertising expense
Advertising expense increased $4.1 million, or 6.5%, to $67.4 million for the six months ended June 30, 2015, compared to $63.3 million for the prior year period. As a percentage of total net sales, advertising expense remained consistent at 1.1% for the six months ended June 30, 2015 and 2014. The dollar increase in advertising expense was primarily due to an increase in digital advertising and a continued focus on promoting our reputation as a leading IT solutions provider.
Income from operations
The following table presents income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$240.7	7.2%	$220.7	7.0%	9.0%
Public	154.3	6.5	142.8	6.4	8.0
Other	19.9	5.6	14.2	4.0	39.8
Headquarters (2)	(57.4)	nm*	(53.7)	nm*	6.8
Total income from operations	$357.5	5.9%	$324.0	5.6%	10.3%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $357.5 million for the six months ended June 30, 2015, an increase of $33.5 million, or 10.3%, compared to $324.0 million for the six months ended June 30, 2014. This increase was driven by higher net sales and gross profit, as discussed above. Total operating margin percentage increased 30 basis points to 5.9% for the six months ended June 30, 2015, from 5.6% for the six months ended June 30, 2014. Operating margin percentage was positively impacted by the increase in gross profit margin.
Corporate segment income from operations was $240.7 million for the six months ended June 30, 2015, an increase of $20.0 million, or 9.0%, compared to $220.7 million for the six months ended June 30, 2014. This increase was driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 20 basis points to 7.2% for the six months ended June 30, 2015, from 7.0% for the six months ended June 30, 2014.
Public segment income from operations was $154.3 million for the six months ended June 30, 2015, an increase of $11.5 million, or 8.0%, compared to $142.8 million for the six months ended June 30, 2014. This increase was driven by higher net sales and gross profit. Public segment operating margin percentage increased 10 basis points to 6.5% for the six months ended June 30, 2015, from 6.4% for the six months ended June 30, 2014.
Interest expense, net
At June 30, 2015, our outstanding long-term debt totaled $3,169.6 million compared to $3,094.5 million at June 30, 2014. Net interest expense for the six months ended June 30, 2015 was $82.6 million, a decrease of $16.0 million compared to $98.6 million for the six months ended June 30, 2014. This decrease was primarily due to lower effective interest rates as of June 30, 2015 compared to June 30, 2014 as a result of redemptions and refinancing activities completed during 2014 and 2015.
Net loss on extinguishments of long-term debt
During the six months ended June 30, 2015, we recorded a net loss on extinguishment of long-term debt of $24.3 million compared to $8.0 million for the same period in 2014.

In March 2015, we redeemed all of the remaining $503.9 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $24.3 million representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs and premium.
In June 2014, we entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on June 24, 2016. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million, representing a write-off of a portion of unamortized deferred financing costs.
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
Income tax expense
Income tax expense was $96.2 million for the six months ended June 30, 2015, compared to $80.5 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 37.1% for the six months ended June 30, 2015, compared to 36.9% for the same period of the prior year and differed in both periods from the U.S. federal statutory rate primarily due to state and local income taxes.
Net income
Net income was $162.9 million for the six months ended June 30, 2015, compared to $137.5 million for the six months ended June 30, 2014. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP net income
Non-GAAP net income was $236.6 million for the six months ended June 30, 2015, an increase of 39.6 million, or 20.1%, compared to $197.0 million for the six months ended June 30, 2014.
We have included a reconciliation of Non-GAAP net income for the six months ended June 30, 2015 and 2014 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangibles, non-cash equity-based compensation, acquisition and integration costs, and gains and losses from the early extinguishment of debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

	Six Months Ended June 30,
(in millions)	2015	2014
Net income	$162.9	$137.5
Amortization of intangibles (1)	80.5	80.6
Non-cash equity-based compensation	12.2	7.6
Net loss on extinguishments of long-term debt	24.3	8.0
Interest expense adjustment related to extinguishments of long-term debt (2)	—	(1.1)
Acquisition and integration costs	1.7	—
Other adjustments (3)	1.6	0.9
Aggregate adjustment for income taxes (4)	(46.6)	(36.5)
Non-GAAP net income	$236.6	$197.0

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships and trade names.

(2)
Reflects adjustments to interest expense resulting from debt extinguishments. Represents the difference between interest expense previously recognized under the effective interest method and actual interest paid.

(3)	Primarily includes expenses related to the consolidation of our headquarters and sales locations north of Chicago.

(4)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $478.8 million for the six months ended June 30, 2015, an increase of $38.0 million, or 8.4%, compared to $440.8 million for the six months ended June 30, 2014. As a percentage of net sales, Adjusted EBITDA was 7.9% for the six months ended June 30, 2015 compared to 7.7% for the six months ended June 30, 2014.
We have included reconciliations of EBITDA and Adjusted EBITDA for the six months ended June 30, 2015 and 2014 in the tables below. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Both EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
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

	Six Months Ended June 30,
(in millions)	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Net income	$162.9		$137.5
Depreciation and amortization	105.1		104.0
Income tax expense	96.2		80.5
Interest expense, net	82.6		98.6
EBITDA	446.8	7.4%	420.6	7.3%

Adjustments:
Non-cash equity-based compensation	12.2		7.6
Net loss on extinguishments of long-term debt	24.3		8.0
Income from equity investments	(8.5)		(0.4)
Acquisition and integration costs	1.7		—
Other adjustments (2)	2.3		5.0
Total adjustments	32.0		20.2
Adjusted EBITDA	$478.8	7.9%	$440.8	7.7%

(1)
Other adjustments primarily include unusual, non-recurring litigation matters, certain historical retention costs, and expenses related to the consolidation of our headquarters and sales locations north of Chicago.

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
Liquidity and Capital Resources
Overview

We have financed our operations and capital expenditures with internally generated cash from operations. We also have $888.5 million of availability for borrowings under our senior secured asset-based revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure that we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll, and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe that we have adequate sources of liquidity and funding available at least for the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

During the second quarter of 2015, we repurchased 2.5 million shares of our common stock for $91.7 million under the previously announced $500 million share repurchase program. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds for more information on our share repurchase program.

On August 1, 2015, the Company completed the acquisition of Kelway TopCo Limited ("Kelway") by purchasing the remaining 65% of its outstanding common stock. In total the Company paid $431.0 million, before transaction fees and expenses, of which $372.3 million was settled in cash and $58.7 million was settled by issuing certain of the sellers 1.6 million shares of CDW common stock. The total purchase price includes the November 2014 cash investment to acquire a 35% non-controlling interest in Kelway, which was accounted for using the equity method. As a result of the completion of the acquisition, the Company will also consolidate approximately $80 million of Kelway debt. The shares of CDW common stock issued to the sellers are subject to a three-year lock up restriction from August 1, 2015.

On August 3, 2015, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.0675 per common share to be paid on September 10, 2015 to all shareholders of record as of the close of business on August 25, 2015. Future dividends will be subject to Board approval.

Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$99.1	$175.9
Investing activities	(23.4)	(41.9)

Net change in accounts payable-inventory financing	41.2	55.0
Other cash flows from financing activities	(124.3)	(149.7)
Financing activities	(83.1)	(94.7)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.2
Net (decrease)/increase in cash and cash equivalents	$(8.8)	$39.5
Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 decreased $76.8 million compared to the same period of the prior year. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense, deferred income taxes, and net loss on extinguishments of long-term debt was $256.9 million for the six-months ended June 30, 2015 compared to $216.2 million for the six-months ended June 30, 2014. The increase of $40.7 million reflected stronger operating results and lower interest expense in the first six months of 2015 compared to the prior year period. Net changes in assets and liabilities decreased cash by $157.8 million in the first six months of 2015 compared to a decrease of $40.3 million in the first six months of 2014, resulting in a change of $117.5 million between periods. During the six months ended June 30, 2015, cash outflows from accounts receivable increased $82.0 million compared to the same period of the prior year due to the increase in net sales and the lower accounts receivable balance at December 31, 2014 driven by early payments from certain customers. In addition, during the six months ended June 30, 2015, changes in merchandise inventory decreased cash by $31.3 million year-over-year primarily due to the lower inventory balance as of December 31, 2014 as a result of the timing of inventory receipts and earlier than expected inventory shipments at the end of 2014 due to accelerated customer roll-outs.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.
The following table presents the components of our cash conversion cycle:

	June 30,
(in days)	2015	2014
Days of sales outstanding (DSO) (1)	41	40
Days of supply in inventory (DIO) (2)	13	14
Days of purchases outstanding (DPO) (3)	(35)	(35)
Cash conversion cycle	19	19

(1)
Represents the rolling three-month average of the balance of trade accounts receivable, net at the end of the period, divided by average daily net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.

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

The cash conversion cycle remained at 19 days for both June 30, 2015 and June 30, 2014. The increase in DSO was primarily driven by an increase in net sales and receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the statement of operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sales in the statement of operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. However, the impact to DPO at June 30, 2015 was less than one day. The decrease in DIO was primarily due to a lower inventory balance at June 30, 2015 as compared to June 30, 2014 as a result of the timing of inventory receipts and shipments to customers during the period.
Investing Activities
Net cash used in investing activities decreased $18.5 million in the six months ended June 30, 2015 compared to the same period of the prior year. The decrease was primarily due to the payment of an accrued charitable contribution during the first quarter of 2014 that did not occur in 2015. In connection with a 2007 business combination, we agreed with a significant selling shareholder to establish the MPK Coworker Incentive Plan II (the “MPK Plan”) and to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). In connection with the completion of our IPO in July 2013, we accrued $20.9 million related to this arrangement in other current liabilities. This liability was fully settled in cash during the first quarter of 2014. There is no remaining activity under the MPK plan.
Capital expenditures were $22.9 million and $21.0 million for the six months ended June 30, 2015 and 2014, respectively, primarily for improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities decreased $11.6 million in the six months ended June 30, 2015 compared to the same period of the prior year. The decrease was primarily driven by the net impact of our debt transactions which resulted in cash outflows of $7.1 million and $130.2 million during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, we completed the issuance of $525.0 million of 2023 Senior Notes, which partially offset the cash used to reduce our total long-term debt. See Note 4 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for a description of the debt transactions impacting each period. This decrease was partially offset by share repurchases during the six months ended June 30, 2015 which resulted in an increase in cash used for financing activities of $91.7 million and by the changes in accounts payable-inventory financing which resulted in a decrease in cash provided for financing activities of $13.8 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds for more information on our share repurchase program. The decrease in cash provided by accounts payable-inventory financing was the result of a higher accounts payable-inventory financing balance at December 31, 2014 due to stronger purchasing activity from certain vendors during December 2014 to support the overall increase in net sales during that month, which were paid during the first quarter of 2015.
Long-Term Debt and Financing Arrangements
As of June 30, 2015, we had total indebtedness of $3.2 billion, of which $1.5 billion was secured indebtedness. At June 30, 2015, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $777.9 million at June 30, 2015.
Note 7 to the consolidated financial statements contained in the December 31, 2014 financial statements includes additional details regarding our debt. See Note 4 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for further details regarding each of the 2015 transactions described below.
During the six months ended June 30, 2015, the following events occurred with respect to our debt structure:

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
As of June 30, 2015, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A. Risk Factors of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 6 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015, there had been no material change, except as noted below, in this information.

Fluctuations in foreign currency have an effect on our reported results of operations.

Our exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our consolidated financial statements. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies of our international subsidiaries could cause fluctuations in our reported results of operations. We also have foreign currency exposure to the extent sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by the report. The following table provides information relating to the Company’s purchases of its common stock for each of the three months in the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1) (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (2) (in millions)
April 1, 2015 through April 30, 2015	—	$—	—	$500.0
May 1, 2015 through May 31, 2015	2.5	$36.69	2.5	$408.3
June 1, 2015 through June 30, 2015	—	$—	—	$408.3
Total	2.5	$36.69	2.5

(1)
On May 22, 2015, the Company completed a public offering of 11.5 million shares of its common stock by certain selling stockholders, which included 1.5 million shares sold by the selling stockholders to the underwriters pursuant to the grant of an option that was exercised in full. The Company did not receive any proceeds from the sale of these shares. On May 17, 2015, the Company entered into a share repurchase agreement with certain selling stockholders affiliated with Madison Dearborn Partners, LLC and Providence Equity Partners, LLC pursuant to which it repurchased 2.0 million shares of its common stock from such selling stockholders. This share repurchase was effected in a private, non-underwritten transaction for $36.60 per share, which was equal to the per share price paid by the underwriters to the selling stockholders in connection with the public offering completed on May 22, 2015. All other share repurchases during the period were made through the open market.

(2)
On November 6, 2014, the Company announced that the Board of Directors approved a $500 million share repurchase program, which became effective immediately, under which the Company may repurchase shares of its common stock in the open market or through privately negotiated transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
10.1
Share Repurchase Agreement, dated as of May 17, 2015, by and among the Company and the Sponsor Selling Stockholders, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on May 21, 2015 and incorporated herein by reference.

10.2
Letter Agreement, dated as of May 18, 2015, by and among the Company and the Sponsor Selling Stockholders, previously filed as Exhibit 10.2 with CDW Corporation's Form 8-K filed on May 21, 2015 and incorporated herein by reference.

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

CDW CORPORATION

Date:	August 7, 2015	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer, principal financial officer and principal accounting officer)