Form 10-Q
period 2015-09-30
CDW Corp
filed 2015-11-06
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2015, there were 169,274,454 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	September 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$97.5	$344.5
Accounts receivable, net of allowance for doubtful accounts of $7.0 and $5.7, respectively	1,860.0	1,561.1
Merchandise inventory	411.4	337.5
Miscellaneous receivables	230.6	155.6
Prepaid expenses and other	135.4	54.7
Total current assets	2,734.9	2,453.4
Property and equipment, net	154.4	137.2
Equity investments	—	86.7
Goodwill	2,517.4	2,217.6
Other intangible assets, net	1,325.4	1,168.8
Other assets	9.4	12.2
Total assets	$6,741.5	$6,075.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$1,012.7	$704.0
Accounts payable—inventory financing	354.7	332.1
Current maturities of long-term debt	27.5	15.4
Deferred revenue	126.4	81.3
Accrued expenses:
Compensation	117.9	130.1
Interest	17.5	28.1
Sales taxes	30.5	29.1
Advertising	54.3	34.0
Income taxes	1.7	0.2
Other	128.7	113.7
Total current liabilities	1,871.9	1,468.0
Long-term liabilities:
Debt	3,240.3	3,150.6
Deferred income taxes	495.9	475.0
Other liabilities	57.7	45.8
Total long-term liabilities	3,793.9	3,671.4
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common shares, $0.01 par value, 1,000.0 shares authorized for both periods; 169.2 and 172.2 shares issued and outstanding, respectively	1.7	1.7
Paid-in capital	2,793.9	2,711.9
Accumulated deficit	(1,674.6)	(1,760.5)
Accumulated other comprehensive loss	(45.3)	(16.6)
Total shareholders’ equity	1,075.7	936.5
Total liabilities and shareholders’ equity	$6,741.5	$6,075.9

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$3,501.1	$3,266.1	$9,570.3	$9,024.4
Cost of sales	2,933.9	2,758.8	8,012.1	7,595.0
Gross profit	567.2	507.3	1,558.2	1,429.4
Selling and administrative expenses	321.4	285.4	887.5	820.2
Advertising expense	41.2	37.2	108.6	100.5
Income from operations	204.6	184.7	562.1	508.7
Interest expense, net	(38.5)	(50.1)	(121.1)	(148.7)
Net loss on extinguishments of long-term debt	—	(45.8)	(24.3)	(53.8)
Gain on remeasurement of equity investment	98.1	—	98.1	—
Other income (expense), net	(18.0)	0.7	(9.5)	1.4
Income before income taxes	246.2	89.5	505.3	307.6
Income tax expense	(95.3)	(33.9)	(191.5)	(114.5)
Net income	$150.9	$55.6	$313.8	$193.1

Net income per common share:
Basic	$0.89	$0.33	$1.84	$1.13
Diluted	$0.88	$0.32	$1.82	$1.12

Weighted-average number of common shares outstanding:
Basic	169.6	170.9	170.9	170.2
Diluted	171.0	173.0	172.3	172.7

Cash dividends declared per common share	$0.0675	$0.0425	$0.2025	$0.1275

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$150.9	$55.6	$313.8	$193.1
Foreign currency translation adjustment (net of tax benefit of $0.2 million and $0.0 million, and of $0.5 million and $0.0 million, respectively)	(22.4)	(5.2)	(28.7)	(5.4)
Other comprehensive loss, net of tax	(22.4)	(5.2)	(28.7)	(5.4)
Comprehensive income	$128.5	$50.4	$285.1	$187.7
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2014	—	$—	172.2	$1.7	$2,711.9	$(1,760.5)	$(16.6)	$936.5
Equity-based compensation expense	—	—	—	—	18.4	—	—	18.4
Stock option exercises	—	—	0.1	—	1.7	—	—	1.7
Common shares issued for equity-based compensation	—	—	0.3	—	—	—	—	—
Excess tax benefits from equity-based compensation	—	—	—	—	0.4	—	—	0.4
Coworker stock purchase plan		—	0.2	—	6.5	—	—	6.5
Common shares issued for acquisition of business	—	—	1.6	—	55.0	—	—	55.0
Dividends paid	—	—	—	—	—	(34.6)	—	(34.6)
Net income	—	—	—	—	—	313.8	—	313.8
Share repurchases		—	(5.2)	—	—	(193.3)	—	(193.3)
Foreign currency translation adjustment	—	—	—	—	—	—	(28.7)	(28.7)
Balance at September 30, 2015	—	$—	169.2	$1.7	$2,793.9	$(1,674.6)	$(45.3)	$1,075.7
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$313.8	$193.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.0	155.9
Equity-based compensation expense	20.0	11.5
Deferred income taxes	(32.0)	(67.2)
Allowance for doubtful accounts	1.0	0.3
Amortization of deferred financing costs, debt premium, and debt discount, net	4.7	4.8
Net loss on extinguishments of long-term debt	24.3	53.8
Loss from equity investment	11.2	—
Gain on remeasurement of equity investment	(98.1)	—
Mark-to-market loss on interest rate cap agreements	2.1	0.1
Changes in assets and liabilities:
Accounts receivable	(178.4)	(26.2)
Merchandise inventory	(54.8)	(41.7)
Other assets	(101.7)	(69.7)
Accounts payable-trade	226.0	115.1
Other current liabilities	(17.1)	17.4
Long-term liabilities	8.9	3.3
Net cash provided by operating activities	294.9	350.5
Cash flows from investing activities:
Capital expenditures	(43.9)	(34.4)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)
Premium payments on interest rate cap agreements	(0.5)	(0.7)
Acquisition of business, net of cash acquired	(263.8)	—
Net cash used in investing activities	(308.2)	(56.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	105.0	—
Repayments of borrowings under revolving credit facility	(105.0)	—
Repayments of long-term debt	(26.1)	(11.6)
Proceeds from issuance of long-term debt	525.0	600.0
Payments to extinguish long-term debt	(525.3)	(723.9)
Payments of debt financing costs	(6.8)	(14.4)
Net change in accounts payable-inventory financing	22.6	43.1
Proceeds from stock option exercises	1.7	1.1
Proceeds from Coworker Stock Purchase Plan	6.5	3.7
Shares repurchased	(193.3)	—
Dividends paid	(34.6)	(21.9)
Excess tax benefits from equity-based compensation	0.4	0.2
Net cash used in financing activities	(229.9)	(123.7)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(1.1)
Net (decrease)/increase in cash and cash equivalents	(247.0)	169.7
Cash and cash equivalents—beginning of period	344.5	188.1
Cash and cash equivalents—end of period	$97.5	$357.8
Supplementary disclosure of cash flow information:
Interest paid	$(125.4)	$(127.2)
Taxes paid, net	$(218.0)	$(189.9)
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”) is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in North America and the United Kingdom. The Company's offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
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
On August 1, 2015, the Company completed the acquisition of Kelway TopCo Limited ("Kelway") by purchasing the remaining 65% of its outstanding common stock which increased the Company's ownership interest from 35% to 100%, and provided the Company control. Refer to Note 3, Acquisition, for further details regarding the acquisition.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “December 31, 2014 financial statements”). The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2014 financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in shareholders' equity as of the dates and for the periods indicated. The unaudited consolidated statements of operations for such interim periods reported are not necessarily indicative of results for the full year.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the allocation. Initial purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The notes to the consolidated financial statements contained in the December 31, 2014 financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2015.

2.	Recent Accounting Pronouncements
Accounting for Measurement Period Adjustments in a Business Combination
In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The new standard is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The new standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and cash flows.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11 that simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value instead of the lower of cost or market value. The new standard is effective for the Company beginning in the first quarter of 2017, with early adoption permitted. The new standard must be applied prospectively after the date of adoption. This new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update)
In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting -Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115, which supersedes several paragraphs in ASC 805-50 in response to the November 2014 publication of Staff Accounting Bulletin ("SAB") No. 115 by the SEC. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The guidance is effective upon issuance and does not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Debt Issuance Costs
The Company elected to early adopt ASU 2015-03 in the second quarter of 2015. At June 30, 2015, the Company classified deferred financing costs as a direct deduction from the carrying value of the long-term debt liability on the consolidated balance sheet. Additionally, at June 30, 2015, the Company retroactively adjusted the deferred financing costs and long-term debt liability presented as of December 31, 2014 by reducing the long-term debt liability by the amount of the deferred financing costs and eliminating the presentation of deferred financing costs as an asset on the Consolidated Balance Sheet. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the SEC’s views on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The ASU allows for an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The new guidance is effective upon issuance and the Company adopted it in the third quarter of 2015. At September 30, 2015, the Company classified deferred financing costs related to the Senior Secured Asset-Based Revolving Credit Facility as an asset, included within “Other Assets” on the Consolidated Balance Sheet. The Company retroactively adjusted the deferred financing costs and long-term debt liability presented as of December 31, 2014 to align it to the current period presentation.
These adjustments had no impact on net income, comprehensive income, total shareholders’ equity (deficit), cash flows, or Adjusted EBITDA, a non-GAAP measure defined in the Company’s credit agreement.
The Company has determined that the adjustments are not material either individually or in aggregate to any of its previously issued financial statements.
A summary of the revisions to the consolidated balance sheet at December 31, 2014 is as follows:

	December 31, 2014
(in millions)	As Previously Reported upon adoption of ASU 2015-03	Revision upon adoption of ASU 2015-15	As Revised
Other assets	$3.2	$9.0	$12.2
Long-term debt	$(3,141.6)	$(9.0)	$(3,150.6)
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, which clarifies the standard for recognizing revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year. The new standard will be effective for the Company beginning in the first quarter of 2018 with early adoption in the first quarter of 2017 permitted. The standard allows for either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and cash flows.

3.	Acquisition

On August 1, 2015, the Company completed the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock which increased the Company's ownership interest from 35% to 100%, and provided the Company control. Kelway is a UK-based IT solutions provider which has cross-border supply chain relationships that enable it to conduct business in over 80 countries. The acquisition will enhance the Company's ability to provide IT solutions to US-based customers with international locations.
A summary of the total consideration transferred is as follows:

(in millions)	Acquisition-Date Fair Value
Cash	$291.6
Fair value of CDW common stock (1)	33.2
Fair value of previously held equity investment on the date of acquisition (2)	174.9
Total consideration	$499.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Company issued 1.6 million shares of CDW common stock. The fair value of the common stock was based on the closing market price on July 31, 2015, adjusted for the lack of marketability as the shares of CDW common stock issued to the sellers are subject to a three-year lock up restriction from August 1, 2015. One of the sellers issued 0.6 million stock options to certain Kelway coworkers over his shares of CDW common stock received in the transaction. The fair value of these stock options was $21.8 million, which has been accounted for as post-combination stock-based compensation and is being amortized over the weightedaverage requisite service period of 3.2 years which will be included in the line item “Selling and administrative expenses” in the Consolidated Statements of Operations.

(2)
As a result of the Company obtaining control over Kelway, the Company’s previously held 35% equity investment was remeasured to fair value, resulting in a gain of $98.1 million included in the line item “Gain on remeasurement of equity investment” in the Consolidated Statements of Operations. The fair value of the previously held equity investment was determined by management with the assistance of a third party valuation firm, based on information available at the acquisition date.

Transaction-related costs associated with this acquisition of $4.3 million and $5.6 million during three and nine months ended September 30, 2015 were expensed as incurred and included in the line item “Selling and administrative expenses” in the Consolidated Statements of Operations.
The recognized amounts of identifiable assets acquired and liabilities assumed, translated using the foreign currency exchange rates on the date of acquisition, were as follows:

(in millions)	Acquisition-Date Fair Value (1)
Cash	$27.8
Accounts receivable	135.7
Merchandise inventory	20.4
Property and equipment, net	11.4
Identified intangible assets (2)	289.8
Other assets	37.5
Total assets acquired	522.6
Accounts payable—trade	(86.1)
Deferred revenue	(49.2)
Other liabilities	(32.9)
Deferred tax liabilities	(57.0)
Debt	(111.5)
Total liabilities assumed	(336.7)
Total identifiable net assets	185.9

Goodwill	313.8

Total purchase price	$499.7

(1)
The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. These preliminary fair values are subject to change within the measurement period.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Details of the identified intangible assets are as follows:

(in millions)	Acquisition-Date Fair Value	Weighted-Average Amortization Period (in years)
Customer relationships	$260.8	13
Customer contracts	25.9	3
Developed technology	1.7	2
Trade name	1.4	1
Total identified intangible assets	$289.8

Goodwill in the amount of $313.8 million was recognized in the acquisition of Kelway and is attributable to the business from new customers and the value of the acquired assembled workforce. The goodwill was allocated to the Kelway operating segment which is included with CDW Advanced Services and Canada in an all other category (“Other”). The full amount of goodwill recognized is not deductible for income tax purposes in the United Kingdom.
For the three and nine months ended September 30, 2015, net sales and net loss of Kelway included in the Company’s Consolidated Statements of Operations from the date of acquisition were $138.4 million and $(0.7) million, respectively.
The unaudited pro forma consolidated statements of operations in the table below summarizes the combined results of operations of the Company and Kelway, as if the acquisition had been completed on January 1, 2014, and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for equity-based compensation, acquisition and integration costs, incremental intangible asset amortization based on the preliminary fair values of each identifiable intangible asset, pre-acquisition equity earnings, the gain on the remeasurement of the Company’s previously held 35% equity method investment and the impacts of certain other pre-acquisition transactions. Pro forma adjustments were tax-effected at the statutory rates within the applicable jurisdictions.
This unaudited pro forma information is presented for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the acquisition had taken place on January 1, 2014, nor the results that may be obtained in the future. This unaudited pro forma information does not reflect future synergies, integration costs, or other such costs or savings.
The unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 were as follows:

(in millions)	Unaudited Pro Forma Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$3,571.0	$3,474.6	$10,091.4	$9,661.4
Net income	$111.1	$54.3	$287.5	$192.0
The unaudited pro forma information above reflects the following adjustments:

(1)	Excludes acquisition and integration costs directly related to the transaction.

(2)	Includes additional amortization expense related to the fair value of acquired intangibles.

(3)	Excludes the gain of resulting from the remeasurement of the Company's previously held 35% equity investment to fair value upon the completion of the acquisition.

(4)	Excludes the Company's share of net income/loss from its previously held 35% equity investment prior to the completion of the acquisition.

(5)	Excludes non-cash equity-based compensation related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to the completion of the acquisition.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Includes additional non-cash equity-based compensation related to equity awards granted to Kelway coworkers after the completion of the acquisition.

(7)	Includes the elimination of inter-company sales transactions prior to the completion of the acquisition.

4.	Inventory Financing Agreements
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
The following table presents the amounts included in accounts payable-inventory financing:

(in millions)	September 30, 2015	December 31, 2014
Revolving Loan inventory financing agreement	$353.2	$330.1
Other inventory financing agreements	1.5	2.0
Accounts payable-inventory financing	$354.7	$332.1
The Company's Revolving Loan described in Note 5 below includes an inventory floorplan sub-facility in conjunction with the related Revolving Loan inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from a certain vendor. Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. At September 30, 2015 and December 31, 2014, amounts owed under other inventory financing agreements of $1.5 million and $2.0 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt
Long-term debt as of September 30, 2015 was as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility (1)	—%	$—	$—	$—
Kelway revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.25%	1,502.0	(7.1)	1,494.9
Kelway term loan	2.0%	93.8	(0.7)	93.1
Senior notes due 2022	6.0%	600.0	(6.9)	593.1
Senior notes due 2023	5.0%	525.0	(6.4)	518.6
Senior notes due 2024	5.5%	575.0	(6.9)	568.1
Total long-term debt		3,295.8	(28.0)	3,267.8
Less current maturities of long-term debt		(27.5)	—	(27.5)
Long-term debt, excluding current maturities		$3,268.3	$(28.0)	$3,240.3
Long-term debt as of December 31, 2014 was as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount, Premium, and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility (1)	—%	$—	$—	$—
Senior secured term loan facility	3.25%	1,513.5	(8.3)	1,505.2
Senior notes due 2019 (2)	8.5%	503.9	(3.1)	500.8
Senior notes due 2022	6.0%	600.0	(7.6)	592.4
Senior notes due 2024	5.5%	575.0	(7.4)	567.6
Total long-term debt		3,192.4	(26.4)	3,166.0
Less current maturities of long-term debt		(15.4)	—	(15.4)
Long-term debt, excluding current maturities		3,177.0	$(26.4)	$3,150.6

(1)
Refer to Note 2, Recent Accounting Pronouncements for a description of the change in the presentation of deferred financing costs during the third quarter of 2015. At September 30, 2015, the Company classified deferred financing costs related to the Senior Secured Asset-Based Revolving Credit Facility as an asset, included within “Other Assets” on the Consolidated Balance Sheet. The Company retroactively adjusted the deferred financing costs and long term liability presented as of December 31, 2014 to align it to the current period presentation. There are no deferred financing costs related to the Kelway revolving credit facility.

(2)	At December 31, 2014, the Company reported $1.3 million of unamortized premium on the Senior Notes due 2019 net of deferred financing costs of $4.4 million.
At September 30, 2015, the Company remained in compliance with the covenants under its various credit agreements. Under the credit agreement governing the Senior Secured Term Loan Facility there are restrictions on the ability of CDW to pay dividends, make share repurchases, redeem subordinated debt and engage in certain other transactions.  At September 30, 2015, the amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $752.4 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At September 30, 2015, the Company had no outstanding borrowings under the Revolving Loan, $2.1 million of undrawn letters of credit and $342.0 million reserved related to the floorplan sub-facility. At September 30, 2015, the borrowing base was $1,412.4 million based on the amount of eligible inventory and accounts receivable balances as of August 31, 2015. The Company could have borrowed up to an additional $905.9 million under the Revolving Loan at September 30, 2015.
The Revolving Loan includes an inventory floorplan sub-facility that is related to the Revolving Loan inventory financing agreement with a financial intermediary. At September 30, 2015, the financial intermediary reported an outstanding balance of $342.0 million under the Revolving Loan inventory financing agreement. The amount included on the Company's Consolidated Balance Sheet as of September 30, 2015 as accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $353.2 million includes an $11.2 million accrual for amounts in transit.
Senior Secured Term Loan Facility (“Term Loan”)
At September 30, 2015, the outstanding principal amount of the Term Loan was $1,502.0 million. The total net leverage ratio was 3.1 at September 30, 2015. As defined in the Company's credit agreement, the total net leverage ratio is calculated, on a consolidated basis, as the ratio of total debt at period-end excluding any unamortized discount and/or premium and unamortized deferred financing costs, less cash and cash equivalents, to trailing twelve months ("TTM") adjusted earnings before taxes, interest expense, and depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure defined in the Company's credit agreement. The Term Loan calculates Adjusted EBITDA on a trailing twelve month basis, which includes twelve months of Kelway's results on a pro forma basis. An interest rate of 3.25%, comprised of the 1.0% LIBOR floor plus a 2.25% margin, was in effect during the nine-month period ended September 30, 2015.
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company maintains interest rate cap agreements. During the year ended December 31, 2014, the Company entered into fourteen interest rate cap agreements at a rate of 2.0% with a combined notional amount of $1,000.0 million. During the nine-month period ended September 30, 2015, the Company entered into six interest rate cap agreements at a rate of 2.0% with a combined notional amount of $400.0 million. Under the 2015 agreements, the Company made premium payments totaling $0.5 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which the three-month LIBOR exceeds 2.0% during the agreement period. These interest rate cap agreements are effective from January 14, 2015 through January 14, 2017. The fair value of the Company's interest rate cap agreements was $0.1 million and $1.7 million at September 30, 2015 and December 31, 2014, respectively. Previously, the Company had ten interest rate cap agreements with a combined notional amount of $1,150.0 million that expired on January 14, 2015.
The Company's interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. The interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet in other assets each period, with changes in fair value recorded directly to interest expense in the Company's consolidated statement of operations. The fair value of the Company's interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates credit valuation adjustments, the amounts of which have been insignificant, to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
At September 30, 2015, there were no outstanding 2019 Senior Notes.
On March 3, 2015, the proceeds from the issuance of the 2023 Senior Notes, discussed below, along with cash on hand, were deposited with the trustee to redeem the remaining $503.9 million aggregate principal amount of the 2019 Senior Notes at a redemption price of 104.25% of the principal amount redeemed, plus accrued and unpaid interest up to, but not including, the date of redemption, April 2, 2015. On the same date, the indenture governing the 2019 Senior

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes was satisfied and discharged and the Company was released from its remaining obligation by the trustee. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $24.3 million in the consolidated statement of operations for the nine months ended September 30, 2015, which was comprised of $4.2 million for the write-off of the remaining unamortized deferred financing fees and a redemption premium of $21.4 million, partially offset by $1.3 million for the write-off of the remaining unamortized premium.
5.0% Senior Notes due 2023 (“2023 Senior Notes”)
At September 30, 2015, the outstanding principal amount of 2023 Senior Notes was $525.0 million.
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
Kelway Term Loan (“Kelway Term Loan”)
As a result of the completion of the acquisition of Kelway, the Company consolidated Kelway’s Term Loan on August 1, 2015. Kelway’s Term Loan is denominated in British Pounds. The carrying value of the Kelway Term Loan as of August 1, 2015 was £64.0 million ($100.0 million), which approximated fair value due to the short period of time between issuance of this loan and acquisition date.
Kelway is required to pay quarterly principal installments of £2.0 million ($3.0 million) on the original principal amount of the Kelway Term Loan, with the remaining principal amount payable on the maturity date of June 30, 2017. At September 30, 2015, the outstanding principal amount of the Kelway Term Loan was £62.0 million ($93.8 million).
Borrowings under the Kelway Term Loan bear interest at LIBOR plus a margin. An interest rate of 1.98%, comprised of LIBOR plus a 1.40% margin, was in effect during the three-month period ended September 30, 2015.
The Kelway Term Loan contains financial and other covenants. At September 30, 2015, Kelway remained in compliance with these covenants.
Kelway Revolving Credit Facility (“Kelway Credit Facility”)
The Kelway Credit Facility is a multi-currency revolving credit facility under which Kelway is permitted to borrow an aggregate amount of £50.0 million ($75.6 million). The Kelway Credit Facility expires on July 17, 2017. As of September 30, 2015, there were no outstanding borrowings under this facility.
Fair Value
The fair values of the 2022, 2023, and 2024, as well as the 2019 Senior Notes prior to their redemption, Senior Notes were estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy. The carrying value of the Kelway Term Loan was £62.0 million ($93.8 million), which approximated fair value due to the short period of time between issuance of this loan and September 30, 2015.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and/or premium and unamortized deferred financing costs, were as follows:

(in millions)	September 30, 2015	December 31, 2014
Fair value	$3,316.4	$3,208.7
Carrying value	3,295.8	3,192.4

6.	Income Taxes
The Company's effective income tax rate was 38.7% and 37.9% for the three months ended September 30, 2015 and 2014, respectively, and 37.9% and 37.2% for the nine months ended September 30, 2015 and 2014, respectively. For the three and nine months ended September 30, 2015 and 2014, the Company's effective tax rate differed from the U.S. federal statutory rate primarily due to state and local income taxes.
Additionally, effective as of this quarter, the Company is no longer asserting that the unremitted earnings of its Canadian business are indefinitely reinvested. As a result of the change in the reinvestment assertion, the income tax expense for the three and nine months ended September 30, 2015 included approximately $3.3 million of withholding tax expense on the unremitted earnings of its Canadian business. The Company is asserting that the unremitted earnings of its UK business are indefinitely reinvested.

7.	Earnings per Share
The numerator for both basic and diluted earnings per share is net income. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding restricted stock, restricted stock units, stock options and Coworker Stock Purchase Plan units is reflected in the denominator for diluted earnings per share using the treasury stock method.
The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Weighted-average shares - basic	169.6	170.9	170.9	170.2
Effect of dilutive securities	1.4	2.1	1.4	2.5
Weighted-average shares - diluted	171.0	173.0	172.3	172.7
The weighted-average number of potential common shares excluded from diluted earnings per share were 0.1 million and 0.5 million for the three and nine month periods ended September 30, 2015, respectively, as their inclusion would have had an anti-dilutive effect. There was an insignificant amount of potential common shares excluded from diluted earnings per share for the three and nine month periods ended September 30, 2014.

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
As of September 30, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 29, 2015, the Company received a request for production of documents in connection with an investigation by the SEC of the Company’s vendor partner program incentives. The Company is cooperating with the SEC in this matter.

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
The Company has two reportable segments: Corporate, which is comprised primarily of private sector business customers, and Public, which is comprised of government agencies and education and healthcare institutions. The Company also has three other operating segments, CDW Advanced Services, Canada, and Kelway, which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).
The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution and fulfillment services to support both the Corporate and Public segments. As a result, costs and intercompany charges associated with the logistics function are fully allocated to both of these segments based on a percent of sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal and coworker services. Headquarters' function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below. The depreciation expense included in Headquarters is not allocated among segments or used in measuring segment performance.
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
Selected Segment Financial Information
The following table presents information about the Company’s segments for the three and nine months ended September 30, 2015 and 2014:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended September 30, 2015:
Net sales	$1,724.5	$1,468.1	$308.5	$—	$3,501.1
Income (loss) from operations	115.1	106.9	10.0	(27.4)	204.6
Depreciation and amortization expense	(24.0)	(10.9)	(8.8)	(16.2)	(59.9)

Three Months Ended September 30, 2014:
Net sales	$1,622.7	$1,468.8	$174.6	$—	$3,266.1
Income (loss) from operations	103.2	101.3	8.5	(28.3)	184.7
Depreciation and amortization expense	(24.1)	(10.9)	(2.2)	(14.6)	(51.8)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Corporate	Public	Other	Headquarters	Total
Nine Months Ended September 30, 2015:
Net sales	$5,059.8	$3,848.2	$662.3	$—	$9,570.3
Income (loss) from operations	355.8	261.2	29.8	(84.7)	562.1
Depreciation and amortization expense	(72.1)	(32.8)	(13.3)	(46.8)	(165.0)

Nine Months Ended September 30, 2014:
Net sales	$4,784.5	$3,710.3	$529.6	$—	$9,024.4
Income (loss) from operations	323.9	244.1	22.7	(82.0)	508.7
Depreciation and amortization expense	(72.3)	(32.8)	(6.5)	(44.3)	(155.9)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Supplemental Guarantor Information
The 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes are, and, prior to being redeemed in full, the 2019 Senior Notes, the 12.535% Senior Subordinated Exchange Notes due 2017, and the 8.0% Senior Secured Notes due 2018 were guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes and (ii) were subject to certain customary release provisions contained in the indentures governing the 2019 Senior Notes, the 12.535% Senior Subordinated Exchange Notes due 2017 and the 8.0% Senior Secured Notes due 2018 until such indentures were satisfied and discharged in 2014 and the first quarter of 2015. CDW LLC's 100% owned foreign subsidiaries, CDW International Holdings Limited, which is comprised of Kelway and Canada, (together the “Non-Guarantor Subsidiaries”) do not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent, and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, consolidating statements of operations for the three and nine months ended September 30, 2015 and 2014, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$46.1	$—	$51.9	$—	$(0.5)	$97.5
Accounts receivable, net	—	—	1,659.1	200.9	—	—	1,860.0
Merchandise inventory	—	—	381.9	29.5	—	—	411.4
Miscellaneous receivables	—	62.9	147.8	20.0	—	(0.1)	230.6
Prepaid expenses and other	—	15.8	65.7	56.2	—	(2.3)	135.4
Total current assets	—	124.8	2,254.5	358.5	—	(2.9)	2,734.9
Property and equipment, net	—	87.9	54.5	12.0	—	—	154.4
Equity investments	—	—	—	—	—	—	—
Goodwill	—	751.8	1,439.0	326.6	—	—	2,517.4
Other intangible assets, net	—	306.8	739.5	279.1	—	—	1,325.4
Other assets	3.8	10.8	262.4	3.4	—	(271.0)	9.4
Investment in and advances to subsidiaries	1,071.9	3,306.9	—	—	—	(4,378.8)	—
Total assets	$1,075.7	$4,589.0	$4,749.9	$979.6	$—	$(4,652.7)	$6,741.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$28.7	$825.3	$159.2	$—	$(0.5)	$1,012.7
Accounts payable—inventory financing	—	—	354.8	—	—	(0.1)	354.7
Current maturities of long-term debt	—	15.4	—	12.1	—	—	27.5
Deferred revenue	—	—	78.4	48.0	—	—	126.4
Accrued expenses	—	148.5	170.5	34.5	—	(2.9)	350.6
Total current liabilities	—	192.6	1,429.0	253.8	—	(3.5)	1,871.9
Long-term liabilities:
Debt	—	3,159.3	—	81.0	—	—	3,240.3
Deferred income taxes	—	119.3	286.5	94.0	—	(3.9)	495.9
Other liabilities	—	45.9	3.2	275.1	—	(266.5)	57.7
Total long-term liabilities	—	3,324.5	289.7	450.1	—	(270.4)	3,793.9
Total shareholders’ equity	1,075.7	1,071.9	3,031.2	275.7	—	(4,378.8)	1,075.7
Total liabilities and shareholders’ equity	$1,075.7	$4,589.0	$4,749.9	$979.6	$—	$(4,652.7)	$6,741.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$346.4	$—	$24.6	$—	$(26.5)	$344.5
Accounts receivable, net	—	—	1,479.1	82.0	—	—	1,561.1
Merchandise inventory	—	—	333.9	3.6	—	—	337.5
Miscellaneous receivables	—	56.1	93.3	6.2	—	—	155.6
Prepaid expenses and other	—	11.0	46.0	1.5	—	(3.8)	54.7
Total current assets	—	413.5	1,952.3	117.9	—	(30.3)	2,453.4
Property and equipment, net	—	80.5	55.5	1.2	—	—	137.2
Equity investments	—	86.7	—	—	—	—	86.7
Goodwill	—	751.8	1,439.0	26.8	—	—	2,217.6
Other intangible assets, net	—	320.0	843.6	5.2	—	—	1,168.8
Other assets	4.3	12.2	0.4	1.4	—	(6.1)	12.2
Investment in and advances to subsidiaries	932.2	2,784.5	—	—	—	(3,716.7)	—
Total assets	$936.5	$4,449.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,075.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$23.9	$671.9	$34.7	$—	$(26.5)	$704.0
Accounts payable-inventory financing	—	—	332.1	—	—	—	332.1
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	79.9	1.4	—	—	81.3
Accrued expenses	—	137.8	193.6	7.9	—	(4.1)	335.2
Total current liabilities	—	177.1	1,277.5	44.0	—	(30.6)	1,468.0
Long-term liabilities:
Debt	—	3,150.6	—	—	—	—	3,150.6
Deferred income taxes	—	146.7	331.3	1.3	—	(4.3)	475.0
Other liabilities	—	42.6	3.7	1.0	—	(1.5)	45.8
Total long-term liabilities	—	3,339.9	335.0	2.3	—	(5.8)	3,671.4
Total shareholders’ equity	936.5	932.2	2,678.3	106.2	—	(3,716.7)	936.5
Total liabilities and shareholders’ equity	$936.5	$4,449.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,075.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,248.6	$252.5	$—	$—	$3,501.1
Cost of sales	—	—	2,720.4	213.5	—	—	2,933.9
Gross profit	—	—	528.2	39.0	—	—	567.2
Selling and administrative expenses	—	27.3	261.7	32.4	—	—	321.4
Advertising expense	—	—	39.8	1.4	—	—	41.2
Income (loss) from operations	—	(27.3)	226.7	5.2	—	—	204.6
Interest (expense) income, net	—	(37.9)	0.9	(1.5)	—	—	(38.5)
Net loss on extinguishments of long-term debt	—	—	—	—	—	—	—
Management fee	—	1.0	—	(1.0)	—	—	—
Gain on remeasurement of equity investment	—	—	—	98.1	—	—	98.1
Other income (expense), net	—	(18.8)	0.4	0.4	—	—	(18.0)
Income (loss) before income taxes	—	(83.0)	228.0	101.2	—	—	246.2
Income tax benefit (expense)	—	31.3	(86.0)	(40.6)	—	—	(95.3)
Income (loss) before equity in earnings of subsidiaries	—	(51.7)	142.0	60.6	—	—	150.9
Equity in earnings of subsidiaries	150.9	202.6	—	—	—	(353.5)	—
Net income	$150.9	$150.9	$142.0	$60.6	$—	$(353.5)	$150.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,140.6	$125.5	$—	$—	$3,266.1
Cost of sales	—	—	2,648.8	110.0	—	—	2,758.8
Gross profit	—	—	491.8	15.5	—	—	507.3
Selling and administrative expenses	—	28.3	248.7	8.4	—	—	285.4
Advertising expense	—	—	36.4	0.8	—	—	37.2
Income (loss) from operations	—	(28.3)	206.7	6.3	—	—	184.7
Interest (expense) income, net	—	(50.2)	0.1	—	—	—	(50.1)
Net loss on extinguishments of long-term debt	—	(45.8)	—	—	—	—	(45.8)
Management fee	—	0.9	—	(0.9)	—	—	—
Other income (expense), net	—	—	0.6	0.1	—	—	0.7
Income (loss) before income taxes	—	(123.4)	207.4	5.5	—	—	89.5
Income tax benefit (expense)	—	46.0	(78.4)	(1.5)	—	—	(33.9)
Income (loss) before equity in earnings of subsidiaries	—	(77.4)	129.0	4.0	—	—	55.6
Equity in earnings of subsidiaries	55.6	133.0	—	—	—	(188.6)	—
Net income	$55.6	$55.6	$129.0	$4.0	$—	$(188.6)	$55.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Nine Months Ended September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$9,063.3	$507.0	$—	$—	$9,570.3
Cost of sales	—	—	7,574.6	437.5	—	—	8,012.1
Gross profit	—	—	1,488.7	69.5	—	—	1,558.2
Selling and administrative expenses	—	84.7	753.1	49.7	—	—	887.5
Advertising expense	—	—	105.4	3.2	—	—	108.6
Income (loss) from operations	—	(84.7)	630.2	16.6	—	—	562.1
Interest (expense) income, net	—	(120.7)	0.9	(1.3)	—	—	(121.1)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Management fee	—	3.2	—	(3.2)	—	—	—
Gain on remeasurement of equity investment	—	—	—	98.1	—	—	98.1
Other income (expense), net	—	(10.9)	1.4	—	—	—	(9.5)
Income (loss) before income taxes	—	(237.4)	632.5	110.2	—	—	505.3
Income tax benefit (expense)	—	89.1	(237.5)	(43.1)	—	—	(191.5)
Income (loss) before equity in earnings of subsidiaries	—	(148.3)	395.0	67.1	—	—	313.8
Equity in earnings of subsidiaries	313.8	462.1	—	—	—	(775.9)	—
Net income	$313.8	$313.8	$395.0	$67.1	$—	$(775.9)	$313.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations
Nine Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$8,631.7	$392.7	$—	$—	$9,024.4
Cost of sales	—	—	7,248.7	346.3	—	—	7,595.0
Gross profit	—	—	1,383.0	46.4	—	—	1,429.4
Selling and administrative expenses	—	82.0	712.3	25.9	—	—	820.2
Advertising expense	—	—	97.8	2.7	—	—	100.5
Income (loss) from operations	—	(82.0)	572.9	17.8	—	—	508.7
Interest (expense) income, net	—	(149.0)	0.1	0.2	—	—	(148.7)
Net loss on extinguishments of long-term debt	—	(53.8)	—	—	—	—	(53.8)
Management fee	—	2.9	—	(2.9)	—	—	—
Other income (expense), net	—	0.1	1.4	(0.1)	—	—	1.4
Income (loss) before income taxes	—	(281.8)	574.4	15.0	—	—	307.6
Income tax benefit (expense)	—	105.1	(215.6)	(4.0)	—	—	(114.5)
Income (loss) before equity in earnings of subsidiaries	—	(176.7)	358.8	11.0	—	—	193.1
Equity in earnings of subsidiaries	193.1	369.8	—	—	—	(562.9)	—
Net income	$193.1	$193.1	$358.8	$11.0	$—	$(562.9)	$193.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$128.5	$128.5	$142.0	$38.2	$—	$(308.8)	$128.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$50.4	$50.4	$129.0	$(1.2)	$—	$(178.2)	$50.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$285.1	$285.1	$395.0	$38.4	$—	$(718.5)	$285.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$187.7	$187.7	$358.8	$5.6	$—	$(552.1)	$187.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(36.2)	$331.7	$47.1	$—	$(47.7)	$294.9
Cash flows from investing activities:
Capital expenditures	—	(35.2)	(7.4)	(1.3)	—	—	(43.9)
Premium payments on interest rate cap agreements	—	(0.5)	—	—	—	—	(0.5)
Acquisition of business, net of cash acquired	—	—	—	(263.8)	—	—	(263.8)
Net cash used in investing activities	—	(35.7)	(7.4)	(265.1)	—	—	(308.2)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	105.0	—	—	—	—	105.0
Repayments of borrowings under revolving credit facility	—	(105.0)	—	—	—	—	(105.0)
Repayments of long-term debt	—	(11.6)	—	(14.5)	—	—	(26.1)
Proceeds from the issuance of long-term debt	—	525.0	—	—	—	—	525.0
Payments to extinguish long-term debt	—	(525.3)	—	—	—	—	(525.3)
Payments of debt financing costs	—	(6.8)	—	—	—	—	(6.8)
Net change in accounts payable-inventory financing	—	—	22.6	—	—	—	22.6
Proceeds from stock option exercises	—	1.7	—	—	—	—	1.7
Proceeds from Coworker Stock Purchase Plan	—	6.5	—	—	—	—	6.5
Shares repurchased	(193.3)	—	—	—	—	—	(193.3)
Dividends paid	(34.6)	—	—	—	—	—	(34.6)
Excess tax benefits from equity-based compensation	—	0.4	—	—	—	—	0.4
Advances from (to) affiliates	227.9	(218.3)	(346.9)	263.6	—	73.7	—
Net cash provided by (used in) financing activities	—	(228.4)	(324.3)	249.1	—	73.7	(229.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.8)	—	—	(3.8)
Net (decrease)/increase in cash and cash equivalents	—	(300.3)	—	27.3	—	26.0	(247.0)
Cash and cash equivalents—beginning of period	—	346.4	—	24.6	—	(26.5)	344.5
Cash and cash equivalents—end of period	$—	$46.1	$—	$51.9	$—	$(0.5)	$97.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(127.2)	$450.9	$17.1	$—	$9.7	$350.5
Cash flows from investing activities:
Capital expenditures	—	(29.9)	(4.5)	—	—	—	(34.4)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—	—	—	—	(20.9)
Premium payments on interest rate cap agreements	—	(0.7)	—	—	—	—	(0.7)
Net cash used in investing activities	—	(51.5)	(4.5)	—	—	—	(56.0)
Cash flows from financing activities:
Repayments of long-term debt	—	(11.6)	—	—	—	—	(11.6)
Proceeds from issuance of long-term debt	—	600.0	—	—	—	—	600.0
Payments to extinguish long-term debt	—	(723.9)	—	—	—	—	(723.9)
Payment of debt financing costs	—	(14.4)	—	—	—	—	(14.4)
Net change in accounts payable - inventory financing	—	—	43.1	—	—	—	43.1
Proceeds from stock option exercises	—	1.1	—	—	—	—	1.1
Proceeds from Coworker Stock Purchase Plan	—	3.7	—	—	—	—	3.7
Dividends paid	(21.9)	—	—	—	—	—	(21.9)
Excess tax benefits from equity-based compensation	—	0.2	—	—	—	—	0.2
Advances from (to) affiliates	21.9	467.1	(489.5)	0.5	—	—	—
Net cash provided by (used in) financing activities	—	322.2	(446.4)	0.5	—	—	(123.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.1)	—	—	(1.1)
Net increase in cash and cash equivalents	—	143.5	—	16.5	—	9.7	169.7
Cash and cash equivalents—beginning of period	—	196.5	—	14.0	—	(22.4)	188.1
Cash and cash equivalents—end of period	$—	$340.0	$—	$30.5	$—	$(12.7)	$357.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Related Party Transactions

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
On August 18, 2015, the Company completed a public offering of approximately 12.9 million shares of its common stock by certain selling stockholders, which included 1.7 million shares sold by the selling stockholders to the underwriters pursuant to the grant of an option that was exercised in full. The Company did not receive any proceeds from the sale of these shares. Upon completion of this offering, the Company purchased from the underwriters 2.3 million of the shares of its common stock that were subject to the offering at a price per share equal to the price paid by the underwriters to the selling stockholders in the offering.

12.	Subsequent Events

On November 4, 2015, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.1075 per common share to be paid on December 10, 2015 to all shareholders of record as of the close of business on November 25, 2015. Future dividends will be subject to Board approval.

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
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in North America and the United Kingdom. We help our customer base of over 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology “agnostic,” with a product portfolio that includes more than 100,000 products from more than 1,000 brands. We provide our products and solutions through more than 5,000 customer-facing coworkers, including field sellers, highly-skilled technology specialists and advanced service delivery engineers.
We are a leading sales channel partner in North America and the United Kingdom for many original equipment manufacturers (“OEMs”) and software publishers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We believe we are an important extension of our vendor partners' sales and marketing capabilities, providing them with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage and extensive customer access.
On August 1, 2015, we completed the acquisition of Kelway TopCo Limited ("Kelway") by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100%, and provided us control. Kelway is a UK-based IT solutions provider which also has cross-border supply chain relationships that enable it to conduct business in over 80 countries. The acquisition will enhance our ability to provide IT solutions to US-based customers with international locations. We included the financial results of Kelway in our consolidated financial statements from the date of acquisition. Refer to Note 3, Acquisition, to the accompanying unaudited consolidated financial statements for further details regarding the acquisition.
We have two reportable segments: Corporate, which is comprised primarily of private sector business customers, and Public, which is comprised of government agencies and education and healthcare institutions. Our Corporate segment is divided into a medium/large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have three other operating segments, CDW Advanced Services, Canada, and Kelway, which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). The CDW Advanced Services business consists primarily of customized engineering services delivered by technology specialists and engineers, and managed services that include Infrastructure as a Service (“IaaS”) offerings. Revenues from the sale of hardware, software, custom configuration and third-party provided services are recorded within our Corporate and Public segments.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 7%, 7% and 10% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively. For the third quarter of 2015, sales to federal customers increased year-over-year by low double digits reflecting our success in meeting fiscal year-end buying needs. During the same period, sales to state and local customers also increased year-over-year by low double digits, driven by the continued focus on public safety. Meeting K-12 customer digital curriculum testing needs through sales of client devices was a significant contributor to education sales throughout 2014 and into early 2015. Education sales decreased in the third quarter of 2015 primarily due to a decline in client device sales. CDW was named as provider on both the largest number of applications and the largest dollar amounts requested for funds by K-12 customers to support internal connections for the 2014-2015 program year of the Federal Communications Commission E-Rate program. We expect to benefit from K-12 customer implementations as E-Rate funds are approved and spent. The amount and timing of E-Rate funds approval and customer implementation is not certain.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. Through the third quarter of 2015 global economic signals were mixed. We will continue to closely monitor macroeconomic conditions during the remainder of 2015. Uncertainties related to potential changes in tax and regulatory policy, potential interest rate increases, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

•
We believe that our customers’ transition to more complex technology solutions will continue to be an important growth area for us in the future. However, because the market for technology products and services is highly competitive, our success at capitalizing on this transition will be based on our ability to tailor specific solutions to customer needs, the quality and breadth of our product and service offerings, the knowledge and expertise of our sales force, price, product availability and speed of delivery. Through the third quarter of 2015, customer priorities continued to shift away from last year's focus on client devices towards more integrated solutions, which grew substantially faster than transactional sales. While client devices declined in the education market, we continued to see growth in sales of notebooks/mobile devices through the third quarter of 2015 in all of our other sales channels given the importance of client devices to our customer’s IT strategy.

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
Non-GAAP net income and Adjusted EBITDA are non-GAAP financial measures. We believe these measures provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain key covenants and definitions contained in the credit agreement governing the Company’s Senior Secured Term Loan Facility (the “Term Loan”), including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, the Company’s ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether the Company is required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. See Long-Term Debt and Financing Arrangements within Management’s Discussion and Analysis of Financial Condition and Results of

Operations and Note 5, Long-Term Debt, to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for further details regarding the Term Loan.
See “Results of Operations” for the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to net income.
The results of certain of our key business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions)	2015	2014
Net sales	$3,501.1	$3,266.1
Gross profit	567.2	507.3
Income from operations	204.6	184.7
Net income	150.9	55.6
Non-GAAP net income	143.2	110.7
Adjusted EBITDA	282.1	242.6
Average daily sales	54.7	51.0
Net debt (defined as total debt minus cash and cash equivalents) (1)	3,170.3	2,772.2
Cash conversion cycle (in days) (2)	18	20

(1)
As a result of the adoption of Accounting Standards Update (ASU) 2015-03 during the second quarter of 2015, historical periods have been revised to reflect the change in the presentation of deferred financing costs, which are now shown as a reduction of long-term debt, instead of being presented as a separate asset on the balance sheet. In the third quarter of 2015, the Company adopted ASU 2015-15 which allows entities to present deferred financing costs for line-of-credit arrangements as an asset. The Company retroactively adjusted the deferred financing costs and long-term debt liability presented in historical periods to align it to the current period presentation.

(2)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table presents our results of operations, in dollars and as a percentage of net sales, for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,501.1	100.0%	$3,266.1	100.0%
Cost of sales	2,933.9	83.8	2,758.8	84.5
Gross profit	567.2	16.2	507.3	15.5
Selling and administrative expenses	321.4	9.2	285.4	8.7
Advertising expense	41.2	1.2	37.2	1.1
Income from operations	204.6	5.8	184.7	5.7
Interest expense, net	(38.5)	(1.1)	(50.1)	(1.5)
Net loss on extinguishments of long-term debt	—	—	(45.8)	(1.4)
Gain on remeasurement of equity investment	98.1	2.8	—	—
Other income (expense), net	(18.0)	(0.5)	0.7	—
Income before income taxes	246.2	7.0	89.5	2.8
Income tax expense	(95.3)	(2.7)	(33.9)	(1.0)
Net income	$150.9	4.3%	$55.6	1.8%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales and the year-over-year dollar and percentage change in net sales for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate:
Medium / Large	$1,458.9	41.7%	$1,374.8	42.1%	$84.1	6.1%
Small Business	265.6	7.6	247.9	7.6	17.7	7.1
Total Corporate	1,724.5	49.3	1,622.7	49.7	101.8	6.3

Public:
Government	488.6	14.0	441.3	13.5	47.3	10.7
Education	579.0	16.5	632.8	19.4	(53.8)	(8.5)
Healthcare	400.5	11.4	394.7	12.1	5.8	1.5
Total Public	1,468.1	41.9	1,468.8	45.0	(0.7)	—

Other	308.5	8.8	174.6	5.3	133.9	76.6

Total net sales	$3,501.1	100.0%	$3,266.1	100.0%	$235.0	7.2%

(1)	There were 64 selling days for both the three months ended September 30, 2015 and 2014.
Total net sales for the three months ended September 30, 2015 increased $235.0 million, or 7.2%, to $3,501.1 million, compared to $3,266.1 million for the three months ended September 30, 2014 reflecting both organic net sales growth and the impact of consolidating two months of Kelway net sales. Customer priorities continued to shift more towards integrated solutions, which drove higher growth in solutions sales compared to transactional product sales. Strong sales performance in solutions-focused products was driven by netcomm products, servers and server-related products such as memory.
Organic net sales, which excludes the impact of the acquisition of Kelway, increased $96.6 million, or 3.0%, to $3,362.7 million for the three months ended September 30, 2015, compared to $3,266.1 million for the three months ended September 30, 2014. Organic net sales on a constant currency basis, which excludes the impact of currency translation, for the three months ended September 30, 2015 increased $117.6 million, or 3.6%, to $3,362.7 million, compared to $3,245.1 million for the three months ended September 30, 2014. See “Non-GAAP Financial Measure Reconciliations” below for additional information.
Corporate segment net sales for the three months ended September 30, 2015 increased $101.8 million, or 6.3%, compared to the three months ended September 30, 2014, driven by sales growth in both our medium/large and small business customer channels reflecting stronger performance in solutions sales compared to transactional product sales. Within our Corporate segment, net sales to medium/large customers increased $84.1 million, or 6.1%, between periods primarily due to strong sales performance in solutions-focused products driven by netcomm products and server-related products such as memory and growth in transactional products driven by notebook/mobile devices. Net sales to small business customers increased by $17.7 million, or 7.1%, between periods, led by growth in notebooks/mobile devices and netcomm products.
Public segment net sales for the three months ended September 30, 2015 remained relatively flat between periods, as strong sales performance in government was offset by a decline in education. Net sales to government customers increased $47.3 million, or 10.7%, between periods, as sales to both federal and state/local government customers experienced double-digit growth. The increase in net sales to the federal government was driven by growth in sales of netcomm products, software and server-related products such as memory, partially offset by a decline in desktop computers, as we continued to benefit from strategic changes made to better align with new federal government purchasing programs implemented last year. A continued focus on public safety drove the increase in net sales to state/local government customers, which was led by growth in sales of netcomm products, notebook/mobile devices and software, partially offset by a decline in desktop computers. Net sales to education customers decreased $53.8 million, or 8.5%, between periods, driven by a decline in net sales to K-12 customers. Net sales to K-12 customers declined during the third quarter of 2015 compared to the prior year. The competitive market and pricing environment contributed to declines in K-12 as we saw declines in notebooks/mobile devices and desktop computers, partially offset by growth in netcomm products. We also experienced slower than anticipated E-Rate funding. Net sales to healthcare customers increased $5.8 million, or 1.5%, between periods, driven by an increase in netcomm products and notebook/mobile devices, partially offset by declines in point-of-care technology carts and software. Healthcare sales expanded slightly reflecting the continuing impact of consolidation in the healthcare industry.
Net sales in Other for the three months ended September 30, 2015 increased $133.9 million, or 76.6%, compared to the three months ended September 30, 2014. Other is comprised of CDW Advanced Services, Canada and Kelway. The increase in net sales was driven by the impact of consolidating two months of Kelway net sales, as well as growth in CDW Advanced Services, partially offset by a decline in the US dollar-denominated net sales of Canada. The net sales of Canada in local currency continued to grow during the third quarter of 2015 as compared to the third quarter of 2014.
Gross profit
Gross profit increased $59.9 million, or 11.8%, to $567.2 million for the three months ended September 30, 2015, compared to $507.3 million for the three months ended September 30, 2014. As a percentage of total net sales, gross profit increased 70 basis points to 16.2% for the three months ended September 30, 2015, up from 15.5% for the three months ended September 30, 2014.
Net service contract revenue, including items such as third-party services, warranties and Software as a Service (“SaaS”) contributed a positive impact of 20 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. We experienced a favorable impact of 20 basis points from vendor partner funding. Vendor partner funding includes purchase discounts, volume rebates and cooperative advertising. Gross profit margin was also positively impacted 20 basis points by favorable price/mix changes. Favorable inventory adjustments in the third quarter of 2015 also contributed a positive impact of 10 basis points to gross profit margin.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $36.0 million, or 12.6%, to $321.4 million for the three months ended September 30, 2015, compared to $285.4 million for the three months ended September 30, 2014. Sales payroll costs increased $16.5 million, or 35.7%, between quarters, primarily due to consolidating two months of incremental Kelway sales payroll costs and increased sales compensation consistent with growth in solutions-related sales and gross profit. Total coworker count was 8,269, up 1,027 from 7,242 at September 30, 2014, primarily due to our acquisition of Kelway. Total coworker count was 7,211 at December 31, 2014. In addition, the Company incurred $7.0 million of acquisition and integration costs related to our acquisition of Kelway. Amortization expense related to intangibles increased $6.9 million, or 15.1%, during the three months ended September 30, 2015 compared to the prior year period primarily due to incremental amortization expense related to the intangible assets arising from our acquisition of Kelway. Non-cash equity-based compensation expense increased $3.9 million, or 99.8%, during the three months ended September 30, 2015 compared to the prior year period primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2015 and equity awards granted in connection with our acquisition of Kelway. As a percentage of total net sales, selling and administrative expenses increased 50 basis points to 9.2% in the third quarter of 2015, up from 8.7% in the third quarter of 2014.
Advertising expense
Advertising expense increased $4.0 million, or 10.6%, to $41.2 million for the three months ended September 30, 2015, compared to $37.2 million for the prior year period. As a percentage of total net sales, advertising expense increased 10 basis points to 1.2% for the three months ended September 30, 2015, up from 1.1% in the prior year period. The dollar increase in advertising expense was primarily due to the timing of certain promotional activities and an increase in digital advertising.

Income from operations
The following table presents income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$115.1	6.7%	$103.2	6.4%	11.6%
Public	106.9	7.3	101.3	6.9	5.5
Other	10.0	3.2	8.5	4.9	17.1
Headquarters (2)	(27.4)	nm*	(28.3)	nm*	(3.4)
Total income from operations	$204.6	5.8%	$184.7	5.7%	10.8%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendor partners.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $204.6 million for the three months ended September 30, 2015, an increase of $19.9 million, or 10.8%, compared to $184.7 million for the three months ended September 30, 2014. This increase was driven by higher net sales and gross profit, as discussed above. Total operating margin percentage increased 10 basis points to 5.8% for the three months ended September 30, 2015, from 5.7% for the three months ended September 30, 2014. Operating margin percentage was positively impacted by the increase in gross profit margin partially offset by an increase in selling and administrative expenses as a percentage of net sales.
Corporate segment income from operations was $115.1 million for the three months ended September 30, 2015, an increase of $11.9 million, or 11.6%, compared to $103.2 million for the three months ended September 30, 2014. This increase was driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 30 basis points to 6.7% for the three months ended September 30, 2015, from 6.4% for the three months ended September 30, 2014.
Public segment income from operations was $106.9 million for the three months ended September 30, 2015, an increase of $5.6 million, or 5.5%, compared to $101.3 million for the three months ended September 30, 2014. This increase was driven by higher gross profit. Public segment operating margin percentage increased 40 basis points to 7.3% for the three months ended September 30, 2015, from 6.9% for the three months ended September 30, 2014.
Interest expense, net
At September 30, 2015, our outstanding long-term debt totaled $3,267.8 million compared to $3,130.0 million at September 30, 2014. Net interest expense for the three months ended September 30, 2015 was $38.5 million, a decrease of $11.6 million compared to $50.1 million for the three months ended September 30, 2014. This decrease was primarily due to lower effective interest rates as of September 30, 2015 compared to September 30, 2014 as a result of redemptions and refinancing activities completed during 2014 and the first quarter of 2015.
Net loss on extinguishments of long-term debt
During the three months ended September 30, 2015, there were no debt extinguishments compared to the same period in 2014 when we recorded a net loss on extinguishment of long-term debt of $45.8 million.
In September 2014, we redeemed $234.7 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $22.1 million, representing a difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs and unamortized premium.

In August 2014, we redeemed all of the remaining $325.0 million aggregate principal amount of the 8.0% Senior Secured Notes due 2018. We recorded a loss on extinguishment of debt of $23.7 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
Gain on remeasurement of equity investment
On August 1, 2015, we completed the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100%, and provided us control. As a result, our previously held 35% equity investment was remeasured to fair value, resulting in a gain of $98.1 million included in the line item “Gain on remeasurement of equity investment” in the Consolidated Statements of Operations.
Income tax expense
Income tax expense was $95.3 million for the three months ended September 30, 2015, compared to $33.9 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 38.7% for the three months ended September 30, 2015, compared to 37.9% for the same period of the prior year and differed in both periods from the U.S. federal statutory rate primarily due to state and local income taxes. Additionally, we accrued $3.3 million of withholding tax on the unremitted earnings of our Canadian business in the three months ended September 30, 2015 as a result of no longer asserting these earnings are indefinitely reinvested. We are asserting that the unremitted earnings of our UK business are indefinitely reinvested.
Net income
Net income was $150.9 million for the three months ended September 30, 2015, compared to $55.6 million for the three months ended September 30, 2014. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis for the three months ended September 30, 2015 and 2014 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration costs, and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Organic net sales growth is calculated as net sales growth excluding the impact of current period acquisitions. Organic net sales growth on a constant currency basis is calculated as organic net sales growth excluding the impact of currency translation on organic net sales compared to the prior period. Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe that Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA is also the primary measure used in certain key covenants and definitions contained in the credit agreement governing our Term Loan, including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, our ability to make certain investments, incur additional debt and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. See Note 5 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for further details regarding the Term Loan.
Non-GAAP net income
Non-GAAP net income was $143.2 million for the three months ended September 30, 2015, an increase of $32.5 million, or 29.3%, compared to $110.7 million for the three months ended September 30, 2014.

	Three Months Ended September 30,
(in millions)	2015	2014
Net income	$150.9	$55.6
Amortization of intangibles (1)	45.6	40.3
Non-cash equity-based compensation	7.8	3.9
Non-cash equity-based compensation related to equity investment(2)	20.0	—
Net loss on extinguishments of long-term debt	—	45.8
Acquisition and integration costs(3)	7.0	—
Gain on remeasurement of equity investment(4)	(98.1)	—
Other adjustments (5)	0.9	(0.3)
Aggregate adjustment for income taxes (6)	9.1	(34.6)
Non-GAAP net income	$143.2	$110.7

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.

(2)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to our acquisition.

(3)	Primarily includes expenses related to the acquisition of Kelway.

(4)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of our acquisition of Kelway.

(5)	Primarily includes expenses related to the consolidation of our headquarters and sales locations north of Chicago.

(6)
Based on normalized effective tax rate of 38.0% (39.0% prior to the Kelway acquisition), except for non-cash equity-based compensation from our equity investment and the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway, which were tax affected at a rate of 35.4%. Includes additional tax expense during the three and nine months ended September 30, 2015 of $3.3 million as a result of recording withholding tax on the unremitted earnings of our Canadian subsidiary. Note that certain acquisition costs are non-deductible.

Adjusted EBITDA
Adjusted EBITDA was $282.1 million for the three months ended September 30, 2015, an increase of $39.5 million, or 16.3%, compared to $242.6 million for the three months ended September 30, 2014. As a percentage of net sales, Adjusted EBITDA was 8.1% for the three months ended September 30, 2015 compared to 7.4% for the three months ended September 30, 2014.

	Three Months Ended September 30,
(in millions)	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Net income	$150.9		$55.6
Depreciation and amortization	59.9		51.9
Income tax expense	95.3		33.9
Interest expense, net	38.5		50.1
EBITDA	344.6	9.8%	191.5	5.9%

Adjustments:
Non-cash equity-based compensation	7.8		3.9
Net loss on extinguishments of long-term debt	—		45.8
Loss (income) from equity investments(1)	18.8		(0.5)
Acquisition and integration costs(2)	7.0		—
Gain on remeasurement of equity investment(3)	(98.1)		—
Other adjustments (4)	2.0		1.9
Total adjustments	(62.5)		51.1
Adjusted EBITDA(5)	$282.1	8.1%	$242.6	7.4%

(1)
Represents our share of net income/loss from our equity investments. Our 35% share of Kelway's net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to the acquisition.

(2)	Primarily includes expenses related to the acquisition of Kelway.

(3)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway.

(4)
Other adjustments primarily include historical retention costs, unusual, non-recurring litigation matters, and expenses related to the consolidation of our headquarters and sales locations north of Chicago.

(5)	Includes the impact of consolidating two months of Kelway's financial results.
Organic net sales growth and organic net sales growth on constant currency basis
Organic net sales, which excludes the impact of the acquisition of Kelway, increased $96.6 million, or 3.0%, to $3,362.7 million for the three months ended September 30, 2015, compared to $3,266.1 million for the three months ended September 30, 2014. Organic net sales on a constant currency basis, which excludes the impact of currency translation, increased $117.6 million, or 3.6%, to $3,362.7 million for the three months ended September 30, 2015, compared to $3,245.1 million for the three months ended September 30, 2014.

	Three Months Ended September 30,
(in millions)	2015	2014	% Change
Consolidated net sales, as reported	$3,501.1	$3,266.1	7.2%
Impact of current period acquisition (1)	(138.4)	—
Consolidated organic net sales	$3,362.7	$3,266.1	3.0%
Currency translation adjustment (2)	—	(21.0)
Consolidated organic net sales, on a constant currency basis	$3,362.7	$3,245.1	3.6%

(1)	Represents two months of financial results of Kelway.

(2)	Represents the effect of translating the prior year results of our Canadian subsidiary at the average rates of exchange applicable in the current year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table presents our results of operations, in dollars and as a percentage of net sales, for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$9,570.3	100.0%	$9,024.4	100.0%
Cost of sales	8,012.1	83.7	7,595.0	84.2
Gross profit	1,558.2	16.3	1,429.4	15.8
Selling and administrative expenses	887.5	9.3	820.2	9.1
Advertising expense	108.6	1.1	100.5	1.1
Income from operations	562.1	5.9	508.7	5.6
Interest expense, net	(121.1)	(1.3)	(148.7)	(1.6)
Net loss on extinguishments of long-term debt	(24.3)	(0.3)	(53.8)	(0.6)
Gain on remeasurement of equity investment	98.1	1.0	—	—
Other income (expense), net	(9.5)	(0.1)	1.4	—
Income before income taxes	505.3	5.3	307.6	3.4
Income tax expense	(191.5)	(2.0)	(114.5)	(1.3)
Net income	$313.8	3.3%	$193.1	2.1%

Net sales
The following table presents our net sales by segment, in dollars and as a percentage of total net sales and the year-over-year dollar and percentage change in net sales for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate:
Medium / Large	$4,264.8	44.6%	$4,045.1	44.8%	$219.7	5.4%
Small Business	795.0	8.3	739.4	8.2	55.6	7.5
Total Corporate	5,059.8	52.9	4,784.5	53.0	275.3	5.8

Public:
Government	1,162.2	12.1	1,008.6	11.2	153.6	15.2
Education	1,468.7	15.4	1,481.4	16.4	(12.7)	(0.9)
Healthcare	1,217.3	12.7	1,220.3	13.5	(3.0)	(0.2)
Total Public	3,848.2	40.2	3,710.3	41.1	137.9	3.7

Other	662.3	6.9	529.6	5.9	132.7	25.0

Total net sales	$9,570.3	100.0%	$9,024.4	100.0%	$545.9	6.0%

(1)	There were 191 selling days for both the nine months ended September 30, 2015 and 2014.
Total net sales for the nine months ended September 30, 2015 increased $545.9 million, or 6.0%, to $9,570.3 million, compared to $9,024.4 million for the nine months ended September 30, 2014, reflecting both organic net sales growth and the impact of consolidating two months of Kelway net sales. Customer priorities shifted more towards integrated solutions, which drove higher growth in solutions sales compared to transactional product sales. Strong sales performance in solutions-focused products was driven by netcomm and server and server-related products. The growth in transactional products was led by notebooks/mobile devices, which was partially offset by a decline in desktop computers.
Organic net sales, which excludes the impact of the acquisition of Kelway, increased $407.5 million, or 4.5%, to $9,431.9 million for the nine months ended September 30, 2015, compared to $9,024.4 million for the nine months ended September 30, 2014. Organic net sales on a constant currency basis, which excludes the impact of currency translation, for the nine months ended September 30, 2015 increased $458.6 million, or 5.1%, to $9,431.9 million, compared to $8,973.3 million for the nine months ended September 30, 2014. See “Non-GAAP Financial Measure Reconciliations” below for additional information.
Corporate segment net sales for the nine months ended September 30, 2015 increased $275.3 million, or 5.8%, compared to the nine months ended September 30, 2014, driven by sales growth in both our medium/large and small business customer channels reflecting stronger performance in solutions sales compared to transactional product sales. Within our Corporate segment, net sales to medium/large customers increased $219.7 million, or 5.4%, between periods, led by growth in solutions-focused products driven by netcomm and server-related products such as memory and growth in transactional products driven by notebook/mobile devices partially offset by a decline in desktop computers. Net sales to small business customers increased by $55.6 million, or 7.5%, between periods, driven by growth in notebooks/mobile devices, netcomm products and enterprise storage, partially offset by a decline in desktop computers.
Public segment net sales for the nine months ended September 30, 2015 increased $137.9 million, or 3.7%, between periods, due to strong sales performance in government, partially offset by declines in education and healthcare. Net sales to government customers increased $153.6 million, or 15.2%, between periods, as sales to both federal and state/local government customers experienced double-digit growth. The increase in net sales to the federal government was driven by growth in sales of netcomm products, notebook/mobile devices, software and desktop computers, as we continued to benefit from strategic changes made to better align with new federal government purchasing programs implemented last year. A continued focus on public safety drove the increase in net sales to state/local government customers, which was led by notebooks/mobile devices and netcomm products, partially offset by a decline in desktop computers. Net sales to education customers decreased $12.7 million, or 0.9%, between periods, driven by a decline in net sales to K-12 customers. Net sales to K-12 customers declined during the nine months ended September 30, 2015 compared to the prior year primarily due to declines in notebooks/mobile devices and desktop computers. Net sales to healthcare customers decreased $3.0 million, or 0.2%, between periods, driven by a decline in desktop computers and point-of-care technology carts, partially offset by a growth in netcomm products and notebook/mobile devices, as some of our larger customers shifted priorities to reducing costs due to industry consolidation.
Net sales in Other for the nine months ended September 30, 2015 increased $132.7 million, or 25.0%, compared to the nine months ended September 30, 2014. Other is comprised of CDW Advanced Services, Canada and Kelway. The increase in net sales was driven by the impact of consolidating two months of Kelway net sales, as well as growth in CDW Advanced Services, partially offset by a decline in the US dollar-denominated net sales of Canada. The net sales of Canada in local currency continued to grow during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Gross profit
Gross profit increased $128.8 million, or 9.0%, to $1,558.2 million for the nine months ended September 30, 2015, compared to $1,429.4 million for the nine months ended September 30, 2014. As a percentage of total net sales, gross profit increased 50 basis points to 16.3% for the nine months ended September 30, 2015, up from 15.8% for the nine months ended September 30, 2014.
Net service contract revenue, including items such as third-party services, warranties and SaaS contributed a positive impact of 20 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Gross profit margin was positively impacted 10 basis points due to favorable price/mix changes. We also experienced a favorable impact of 10 basis points from vendor partner funding. Vendor partner funding includes purchase discounts, volume rebates and cooperative advertising. Additionally, the absence of inventory adjustments in 2015 contributed a positive impact of 10 basis points to gross profit margin.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.

Selling and administrative expenses
Selling and administrative expenses increased $67.3 million, or 8.2%, to $887.5 million for the nine months ended September 30, 2015, compared to $820.2 million for the nine months ended September 30, 2014. Sales payroll costs increased $34.9 million, or 26.9%, between years, primarily due to consolidating two months of incremental Kelway sales payroll costs and increased sales compensation consistent with growth in solutions-related sales and gross profit. In addition, certain coworker costs increased $7.5 million, or 4.1%, during the nine months ended September 30, 2015 compared to the prior year period due to higher costs consistent with increased coworker count, primarily due to our acquisition of Kelway. Total coworker count was 8,269, up 1,027 from 7,242 at September 30, 2014. Total coworker count was 7,211 at December 31, 2014. In addition, the Company incurred $8.7 million of acquisition and integration costs related to our acquisition of Kelway. Non-cash equity-based compensation expense increased $8.5 million, or 73.7%, during the nine months ended September 30, 2015 compared to the prior year period primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2015 and equity awards granted in connection with our acquisition of Kelway. Amortization expense related to intangibles increased $8.2 million, or 6.0%, during the nine months ended September 30, 2015 compared to the prior year period primarily due to incremental amortization expense related to the intangible assets arising from our acquisition of Kelway. As a percentage of total net sales, selling and administrative expenses increased 20 basis points to 9.3% in the nine months ended September 30, 2015, up from 9.1% in the third quarter of 2014.
Advertising expense
Advertising expense increased $8.1 million, or 8.0%, to $108.6 million for the nine months ended September 30, 2015, compared to $100.5 million for the prior year period. As a percentage of total net sales, advertising expense remained consistent at 1.1% for the nine months ended September 30, 2015 and 2014. The dollar increase in advertising expense was primarily due to an increase in digital advertising and a continued focus on promoting our reputation as a leading IT solutions provider.
Income from operations
The following table presents income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate	$355.8	7.0%	$323.9	6.8%	9.9%
Public	261.2	6.8	244.1	6.6	7.0
Other	29.8	4.5	22.7	4.3	31.3
Headquarters (2)	(84.7)	nm*	(82.0)	nm*	3.3
Total income from operations	$562.1	5.9%	$508.7	5.6%	10.5%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income and allocations for Headquarters’ costs, allocations for logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $562.1 million for the nine months ended September 30, 2015, an increase of $53.4 million, or 10.5%, compared to $508.7 million for the nine months ended September 30, 2014. This increase was driven by higher net sales and gross profit, as discussed above. Total operating margin percentage increased 30 basis points to 5.9% for the nine months ended September 30, 2015, from 5.6% for the nine months ended September 30, 2014. Operating margin percentage was positively impacted by the increase in gross profit margin partially offset by an increase in selling and administrative expenses as a percentage of net sales.
Corporate segment income from operations was $355.8 million for the nine months ended September 30, 2015, an increase of $31.9 million, or 9.9%, compared to $323.9 million for the nine months ended September 30, 2014. This increase was driven by higher net sales and gross profit. Corporate segment operating margin percentage increased 20 basis points to 7.0% for the nine months ended September 30, 2015, from 6.8% for the nine months ended September 30, 2014.
Public segment income from operations was $261.2 million for the nine months ended September 30, 2015, an increase of $17.1 million, or 7.0%, compared to $244.1 million for the nine months ended September 30, 2014. This increase was driven by higher net sales and gross profit. Public segment operating margin percentage increased 20 basis points to 6.8% for the nine months ended September 30, 2015, from 6.6% for the nine months ended September 30, 2014.
Interest expense, net
At September 30, 2015, our outstanding long-term debt totaled $3,267.8 million compared to $3,130.0 million at September 30, 2014. Net interest expense for the nine months ended September 30, 2015 was $121.1 million, a decrease of $27.6 million compared to $148.7 million for the nine months ended September 30, 2014. This decrease was primarily due to lower effective interest rates as of September 30, 2015 compared to September 30, 2014 as a result of redemptions and refinancing activities completed during 2014 and 2015.
Net loss on extinguishments of long-term debt
During the nine months ended September 30, 2015, we recorded a net loss on extinguishment of long-term debt of $24.3 million compared to $53.8 million for the same period in 2014.
In March 2015, we redeemed all of the remaining $503.9 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $24.3 million representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs and premium.
In September 2014, we redeemed $234.7 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of debt of $22.1 million, representing a difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs and unamortized premium.
In August 2014, we redeemed all of the remaining $325.0 million aggregate principal amount of the 8.0% Senior Secured Notes due 2018. We recorded a loss on extinguishment of debt of $23.7 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In June 2014, we entered into the Revolving Loan, a five-year $1,250.0 million senior secured asset-based revolving credit facility. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on June 24, 2016. In connection with the termination of the previous facility, we recorded a loss on extinguishment of long-term debt of $0.4 million, representing a write-off of a portion of unamortized deferred financing costs.
In May 2014, we redeemed $42.5 million aggregate principal amount of 12.535% Senior Subordinated Exchange Notes due 2017. We recorded a loss on extinguishment of long-term debt of $2.2 million, representing the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs.
In March 2014, we repurchased $25.0 million aggregate principal amount of the 2019 Senior Notes. We recorded a loss on extinguishment of long-term debt of $2.7 million, representing the difference between the repurchase price and the net carrying amount of the repurchased debt, adjusted for a portion of the unamortized deferred financing costs.
In January and February 2014, we redeemed $50.0 million aggregate principal amount of 12.535% Senior Subordinated Exchange Notes due 2017. We recorded a loss on extinguishment of long-term debt of $2.7 million, representing the difference between the redemption price and the net carrying amount of the repurchased debt, adjusted for a portion of the unamortized deferred financing costs.
Gain on remeasurement of equity investment
On August 1, 2015, we completed the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100%, and provided us control. As a result, our previously held 35% equity investment was remeasured to fair value, resulting in a gain of $98.1 million included in the line item “Gain on remeasurement of equity investment” in the Consolidated Statements of Operations.

Income tax expense
Income tax expense was $191.5 million for the nine months ended September 30, 2015, compared to $114.5 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 37.9% for the nine months ended September 30, 2015, compared to 37.2% for the same period of the prior year and differed in both periods from the U.S. federal statutory rate primarily due to state and local income taxes. Additionally, we accrued $3.3 million of withholding tax on the unremitted earnings of our Canadian business in the nine months ended September 30, 2015 as a result of no longer asserting these earnings are indefinitely reinvested. We are asserting that the unremitted earnings of our UK business are indefinitely reinvested.
Net income
Net income was $313.8 million for the nine months ended September 30, 2015, compared to $193.1 million for the nine months ended September 30, 2014. Significant factors and events causing the net changes between the periods are discussed above.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis for the nine months ended September 30, 2015 and 2014 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration costs, and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Organic net sales growth is calculated as net sales growth excluding the impact of current period acquisitions. Organic net sales growth on a constant currency basis is calculated as organic net sales growth excluding the impact of currency translation on organic net sales compared to the prior period. Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth, and Organic net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe that Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA is also the primary measure used in certain key covenants and definitions contained in the credit agreement governing our Term Loan, including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. See Note 5 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for further details regarding the Term Loan.
Non-GAAP net income
Non-GAAP net income was $379.8 million for the nine months ended September 30, 2015, an increase of $72.1 million, or 23.4%, compared to $307.7 million for the nine months ended September 30, 2014.

	Nine Months Ended September 30,
(in millions)	2015	2014
Net income	$313.8	$193.1
Amortization of intangibles (1)	126.1	120.8
Non-cash equity-based compensation	20.0	11.5
Non-cash equity-based compensation related to equity investment(2)	20.0	—
Net loss on extinguishments of long-term debt	24.3	53.8
Acquisition and integration costs(3)	8.7	—
Gain on remeasurement of equity investment(4)	(98.1)	—
Other adjustments (5)	2.5	(0.5)
Aggregate adjustment for income taxes (6)	(37.5)	(71.0)
Non-GAAP net income	$379.8	$307.7

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.

(2)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to our acquisition.

(3)	Primarily includes expenses related to the acquisition of Kelway.

(4)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of our acquisition of Kelway.

(5)	Primarily includes expenses related to the consolidation of our headquarters and sales locations north of Chicago and adjustments to interest expense resulting from debt extinguishments.

(6)
Based on normalized effective tax rate of 38.0% (39.0% prior to the Kelway acquisition), except for the non-cash equity-based compensation from our equity investment and the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway, which were tax affected at a rate of 35.4%. Includes additional tax expense during the three and nine months ended September 30, 2015 of $3.3 million as a result of recording withholding tax on the unremitted earnings of our Canadian subsidiary. Note that certain acquisition costs are non-deductible.

Adjusted EBITDA
Adjusted EBITDA was $761.0 million for the nine months ended September 30, 2015, an increase of $77.6 million, or 16.3%, compared to $683.4 million for the nine months ended September 30, 2014. As a percentage of net sales, Adjusted EBITDA was 8.0% for the nine months ended September 30, 2015 compared to 7.6% for the nine months ended September 30, 2014.

	Nine Months Ended September 30,
(in millions)	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Net income	$313.8		$193.1
Depreciation and amortization	165.0		155.9
Income tax expense	191.5		114.5
Interest expense, net	121.1		148.7
EBITDA	791.4	8.3%	612.2	6.8%

Adjustments:
Non-cash equity-based compensation	20.0		11.5
Net loss on extinguishments of long-term debt	24.3		53.8
Loss (income) from equity investments(1)	10.3		(1.0)
Acquisition and integration costs(2)	8.7		—
Gain on remeasurement of equity investment(3)	(98.1)		—
Other adjustments (4)	4.4		6.9
Total adjustments	(30.4)		71.2
Adjusted EBITDA(5)	$761.0	8.0%	$683.4	7.6%

(1)
Represents our share of net income/loss from our equity investments. Our 35% share of Kelway's net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to the acquisition.

(2)	Primarily includes expenses related to the acquisition of Kelway.

(3)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway.

(4)
Other adjustments primarily include certain historical retention costs, unusual, non-recurring litigation matters, and expenses related to the consolidation of our headquarters and sales locations north of Chicago.

(5)	Includes the impact of consolidating two months of Kelway's financial results.
Organic net sales growth and organic net sales growth on constant currency basis
Organic net sales, which excludes the impact of the acquisition of Kelway, increased $407.5 million, or 4.5%, to $9,431.9 million for the nine months ended September 30, 2015, compared to $9,024.4 million for the nine months ended September 30, 2014. Organic net sales on a constant currency basis, which excludes the impact of currency translation, for the nine months ended September 30, 2015 increased $458.6 million, or 5.1%, to $9,431.9 million, compared to $8,973.3 million for the nine months ended September 30, 2014.

	Nine Months Ended September 30,
(in millions)	2015	2014	% Change
Consolidated net sales, as reported	$9,570.3	$9,024.4	6.0%
Impact of current period acquisition (1)	(138.4)	—
Consolidated organic net sales	$9,431.9	$9,024.4	4.5%
Currency translation adjustment (2)	—	(51.1)
Consolidated organic net sales, on a constant currency basis	$9,431.9	$8,973.3	5.1%

(1)	Represents two months of financial results of Kelway.

(2)	Represents the effect of translating the prior year results of our Canadian subsidiary at the average rates of exchange applicable in the current year.
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
Liquidity and Capital Resources
Overview

We have financed our operations and capital expenditures with internally generated cash from operations. We also have $981.5 million of availability for borrowings under our senior secured asset-based revolving credit facility and the Kelway revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure that we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe that we have adequate sources of liquidity and funding available at least for the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

During the third quarter of 2015, we repurchased 2.7 million shares of our common stock for $101.6 million under the previously announced $500 million share repurchase program. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds for more information on our share repurchase program.

On August 1, 2015, we completed the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100% and provided us control. Refer to Note 3, Acquisition to the accompanying unaudited consolidated financial statements, for further details regarding the acquisition.

On November 4, 2015, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.1075 per common share to be paid on December 10, 2015 to all shareholders of record as of the close of business on November 25, 2015. Future dividends will be subject to Board approval.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$294.9	$350.5
Investing activities	(308.2)	(56.0)

Net change in accounts payable-inventory financing	22.6	43.1
Other cash flows from financing activities	(252.5)	(166.8)
Financing activities	(229.9)	(123.7)

Effect of exchange rate changes on cash and cash equivalents	(3.8)	(1.1)
Net (decrease)/increase in cash and cash equivalents	$(247.0)	$169.7
Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 decreased $55.6 million compared to the same period of the prior year. Net income adjusted for the impact of non-cash items such as depreciation and amortization, equity-based compensation expense, deferred income taxes, net loss on extinguishments of long-term debt, loss (income) from equity method investment and gain on remeasurement of equity method investment was $412.0 million for the nine-months ended September 30, 2015 compared to $352.3 million for the nine-months ended September 30, 2014. The increase of $59.7 million reflected stronger operating results and lower interest expense in the first nine months of 2015 compared to the prior year period. Net changes in assets and liabilities decreased cash by $117.1 million in the first nine months of 2015 compared to a decrease of $1.8 million in the first nine months of 2014, resulting in a change of $115.3 million between periods. During the nine months ended September 30, 2015, cash outflows from accounts receivable increased $152.2 million compared to the same period of the prior year due to the increase in net sales and receivables for third-party services such as software assurance and warranties, the higher accounts receivable balance at September 30, 2015 driven by slower government payments in certain states due to budget uncertainty, and the lower accounts receivable balance at December 31, 2014 driven by early payments from certain customers. During the nine months ended September 30, 2015, increases in other assets decreased cash by $32.0 million year-over-year primarily due to an increase in rebates earned and the timing of rebate receipts from vendors as well as the acquisition of Kelway. In addition, during the nine months ended September 30, 2015, other current liabilities contributed to a $17.1 million cash outflow compared to a $17.4 million cash inflow in the same period of the prior year. The cash outflow in the current year was primarily due to the decrease in accrued interest expense as a result of the redemptions and refinancing activities completed during 2014 and 2015 resulting in an overall lower effective interest rate and lower interest expense. Partially offsetting the increase in cash outflows from accounts receivable, other assets, and other current liabilities was an increase in cash inflows from accounts payable of $110.9 million driven by the timing of inventory purchases and expenses related to the consolidation of our headquarters north of Chicago and longer payment terms with certain vendors.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.
The following table presents the components of our cash conversion cycle:

	September 30,
(in days)	2015	2014
Days of sales outstanding (DSO) (1)	45	42
Days of supply in inventory (DIO) (2)	13	14
Days of purchases outstanding (DPO) (3)	(40)	(36)
Cash conversion cycle	18	20

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

The cash conversion cycle decreased to 18 days at September 30, 2015 compared to 20 days at September 30, 2014. The increase in DSO was primarily driven by an increase in net sales and receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the statement of operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sales in the statement of operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. In addition to the impact of these services on DPO, DPO also increased due to the mix of payables with certain vendors that have longer payment terms. The decrease in DIO was primarily due to a lower inventory balance at September 30, 2015 as compared to September 30, 2014 as a result of the timing of inventory receipts and shipments to customers during the period.
Investing Activities

Net cash used in investing activities increased $252.2 million in the nine months ended September 30, 2015 compared to the same period of the prior year. The increase was primarily due to the completion of our acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock on August 1, 2015.
Capital expenditures were $43.9 million and $34.4 million for the nine months ended September 30, 2015 and 2014, respectively, primarily for improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased $106.2 million in the nine months ended September 30, 2015 compared to the same period of the prior year. The increase was primarily driven by share repurchases during the nine months ended September 30, 2015 which resulted in an increase in cash used for financing activities of $193.3 million and by the changes in accounts payable-inventory financing, which resulted in a decrease in cash provided for financing activities of $20.5 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds for more information on our share repurchase program. The decrease in cash provided by accounts payable-inventory financing was the result of a higher accounts payable-inventory financing balance at December 31, 2014 due to stronger purchasing activity from certain vendors during December 2014 to support the overall increase in net sales during that month, which were paid during the first quarter of 2015. The increase was partially offset by the net impact of our debt transactions which resulted in cash outflows of $7.1 million and $138.3 million during the nine months ended September 30, 2015 and 2014, respectively. See Note 5 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for a description of the debt transactions impacting each period.
Long-Term Debt and Financing Arrangements
As of September 30, 2015, we had total indebtedness of $3.3 billion, of which $1.6 billion was secured indebtedness. At September 30, 2015, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $752.4 million at September 30, 2015.
Note 7 to the consolidated financial statements contained in the December 31, 2014 financial statements includes additional details regarding our debt. See Note 5 to the accompanying unaudited interim consolidated financial statements included elsewhere in this report for further details regarding each of the 2015 transactions described below.
During the nine months ended September 30, 2015, the following events occurred with respect to our debt structure:

•
On August 1, 2015, we consolidated Kelway’s Term Loan and Kelway's Revolving Credit Facility. Kelway’s Term Loan is denominated in British Pounds. The carrying value of the Kelway Term Loan as of acquisition date or August 1, 2015 was £64.0 million ($100.0 million), which approximated fair value due to the short period of time between issuance of this loan and acquisition date. The Kelway Revolving Credit Facility is a multi-currency revolving credit facility under which Kelway is permitted to borrow an aggregate amount of £50.0 million ($75.6 million).

•	On March 3, 2015, we completed the issuance of $525.0 million principal amount of 5.0% Senior Notes due 2023 which will mature on September 1, 2023.

•	On March 3, 2015, we redeemed the remaining $503.9 million aggregate principal amount of the 8.5% Senior Notes due 2019, plus accrued and unpaid interest through the date of redemption, April 2, 2015.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as accounts payable-inventory financing on the consolidated balance sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. See Note 4 to the accompanying unaudited consolidated financial statements included elsewhere in this report for further details.
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
As of September 30, 2015, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
On October 29, 2015, we received a request for production of documents in connection with an investigation by the SEC of our vendor partner program incentives. We are cooperating with the SEC in this matter.
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
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analysis and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. We claim the protection of The Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, subsequent Quarterly Reports on Form 10-Q and Part II, Item 1A. Risk Factors of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015, there had been no material change in this information.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 “Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015, there had been no material change, except as noted below, in this information.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On August 1, 2015, as partial consideration for the Company’s acquisition of the remaining 65% interest in Kelway TopCo Limited ("Kelway"), the Company issued 1.6 million shares of common stock to certain former holders of the capital stock of Kelway (the “sellers”). The market value of the shares at the time of issuance was $58.7 million based on the closing price of the Company's common stock on July 31, 2015. The shares are subject to a three-year lock up restriction from August 1, 2015. Refer to Note 3, Acquisition, to accompanying unaudited consolidated financial statements, for additional details.

The shares were issued in reliance upon the exemption from registration under the Securities Act afforded by the provisions of Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The sellers represented that they were acquiring the shares for investment purposes only and not with a view to or for sale in connection with any distribution thereof and that they were accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the Company’s purchases of its common stock for each of the three months in the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1) (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (2) (in millions)
July 1 through July 31, 2015	—	$—	—	$408.3
August 1 through August 31, 2015	2.7	$38.19	2.7	$306.7
September 1 through September 30, 2015	—	$—	—	$306.7
Total	2.7	$38.19	2.7

(1)
On August 18, 2015, the Company completed a public offering of 12.9 million shares of its common stock by certain selling stockholders, which included 1.7 million shares sold by the selling stockholders to the underwriters pursuant to the grant of an option that was exercised in full. The Company did not receive any proceeds from the sale of these shares. Upon completion of this offering, the Company purchased from the underwriters 2.3 million of the shares of its common stock that were subject to the offering at a price per share equal to the price paid by the underwriters to the selling stockholders in the offering. All other share repurchases during the period were made through the open market.

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

CDW CORPORATION

Date:	November 6, 2015	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith

**	These items are furnished and not filed.