Form 10-K
period 2015-12-31
CDW Corp
filed 2016-02-25
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35985

CDW CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-0273989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Tri-State International Lincolnshire, Illinois	60069
(Address of principal executive offices)	(Zip Code)
(847) 465-6000
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered

Common stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
  ____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,463.1 million, based on the per share closing sale price of $34.28 on that date.
As of February 19, 2016, there were 167,740,043 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2016 Annual Meeting of Shareholders, to be filed not later than 120 days after December 31, 2015, are incorporated by reference into Part III of this report.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2015

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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included elsewhere in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included elsewhere in this report as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that could cause actual results to differ from our expectations. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I
Item 1. Business
Our Company
CDW Corporation (together with its subsidiaries, the “Company”, “CDW” or “we”) is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in North America and the United Kingdom. We help our customer base of over 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology “agnostic,” with a product portfolio including more than 100,000 products from more than 1,000 brands. We provide our products and solutions through more than 5,000 customer-facing coworkers, including field sellers, highly-skilled technology specialists and advanced service delivery engineers.
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
We provide value to our customers by simplifying the complexities of technology across design, selection, procurement, integration and management. Our goal is to have our customers, regardless of their size, view us as an indispensable extension of their IT staff. We seek to achieve this goal by providing our customers with superior service through our large and experienced sales force and service delivery teams. Our multi-brand offering approach enables us to identify the products or combination of products that best address each customer’s specific organizational IT requirements and to evolve our offerings as new technologies develop.
We believe we offer the following value proposition to our customers and our vendor partners:

Our value proposition to our customers		Our value proposition to our vendor partners
●	Broad selection of products and multi-branded IT solutions	●	Access to over 250,000 customers throughout North America and the United Kingdom
●	Value-added services with integration capabilities	●	Large and established customer channels
●	Highly-skilled specialists and engineers	●	Strong distribution and implementation capabilities
●	Solutions across a very broad IT landscape	●	Value-added solutions and marketing programs that generate end-user demand
Our customers include private sector businesses, many of which employ fewer than 5,000 employees, government agencies and educational and healthcare institutions. We serve our customers through channel-specific sales teams and service delivery teams with extensive technical skills and knowledge of the specific markets they serve. This market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions for our customers. In our U.S. business, which represents over 90% of our revenues, we currently have five dedicated customer channels: medium/large business, small business, government, education and healthcare, each of which generated over $1 billion or more in net sales in 2015. The scale and diversity of our customer channels provide us with multiple avenues for growth and a balanced customer base to weather economic and technology cycles.
Information regarding our reportable segments and our customer channels is as follows:

	Corporate Segment		Public Segment
Customer Channels	Medium/Large Business	Small Business	Government	Education	Healthcare	Other
Target Customers	100 - 5,000 employees	10 - 100 employees	Various federal, state and local agencies	Higher education and K-12	Hospitals, ambulatory service providers and long-term care facilities	Advanced services customers, Canada and United Kingdom
2015 Net Sales (in billions)	$5.8	$1.1	$1.7	$1.8	$1.6	$1.0

For further information regarding our segments, including financial results, see Note 16 (Segment Information) to the accompanying Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
We offer more than 1,000 brands, from well-established companies such as APC, Apple, Cisco, Dell, EMC, Google, Hewlett Packard Enterprise, HP Inc., IBM, Lenovo, Microsoft, NetApp, Samsung, Symantec and VMware, as well as from emerging vendor partners such as BlueJeans, CafeX, Cradlepoint, CloudPhysics, FireEye, Nimble Storage, Nutanix, Palo Alto Networks, Ruckus, and Veeam. In 2015, we generated over $1 billion of revenue from each of four of our vendor partners and over $100 million of revenue from each of 11 other vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, EMC and Microsoft, which reflects the extensive product and solution knowledge and capabilities that we bring to our customers’ IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
History
Founded in 1984, CDW became a public company in 1993. We were a public company from 1993 until October 2007 (see below). In 2003, we purchased selected United States assets and the Canadian operations of Micro Warehouse, which extended our growth platform into Canada. In 2006, we acquired Berbee Information Networks Corporation, a regional provider of technology products, solutions and customized engineering services in advanced technologies primarily across Cisco, IBM and Microsoft portfolios. This acquisition increased our capabilities in customized engineering services and managed services.
On October 12, 2007, CDW Corporation, an Illinois corporation, was acquired through a merger transaction by an entity controlled by investment funds affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”) and Providence Equity Partners L.L.C. (“Providence Equity”). CDW Corporation continued as the surviving corporation and same legal entity after the acquisition, but became a wholly owned subsidiary of VH Holdings, Inc., a Delaware corporation.
On December 31, 2009, CDW Corporation merged into CDWC LLC, an Illinois limited liability company owned by VH Holdings, Inc., with CDWC LLC as the surviving entity. This change had no impact on our operations or management. On December 31, 2009, CDWC LLC was renamed CDW LLC (“CDW LLC”). On August 17, 2010, VH Holdings, Inc. was renamed CDW Corporation (“Parent”), a Delaware corporation.
Prior to July 2, 2013, the date of our initial public offering (“IPO”), Parent was owned directly by CDW Holdings LLC ("CDW Holdings"), a company controlled by investment funds affiliated with Madison Dearborn and Providence Equity, certain other co-investors and certain members of CDW management. Before the IPO, Madison Dearborn and Providence Equity owned 46.0% and 40.6% of our common stock, respectively. After the IPO and through subsequent secondary offerings from the fourth quarter of 2013 through 2015, their ownership has significantly decreased. As of December 31, 2015, Madison Dearborn and Providence Equity own 4.9% and 4.3% of our common stock, respectively.
On July 2, 2013, Parent completed the IPO of its common stock. In connection with the IPO, CDW Holdings distributed all of its shares of Parent’s common stock to its members in June 2013 in accordance with the members’ respective membership interests and was subsequently dissolved in August 2013. See Note 10 (Stockholders’ Equity) to the accompanying Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for additional discussion of the IPO.
On November 10, 2014, we completed the acquisition of a 35% non-controlling equity interest in Kelway TopCo Limited (“Kelway”), a U.K.-based IT solutions provider, which has global supply chain relationships that enable it to conduct business in more than 80 countries. On August 1, 2015, we completed the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100%, and provided us control. The acquisition enhances our ability to provide IT solutions to U.S.-based customers with international locations. We included the financial results of Kelway in our Consolidated Financial Statements from the date of acquisition. For further details regarding the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Our Market
We operate in the United States, United Kingdom and Canadian IT markets, which are large and growing markets. We also have an international presence in both private and public sector IT, and through our global supply chain have the ability to provide products and services in over 80 countries. According to the International Data Corporation (“IDC”), the total U.S., U.K. and Canadian IT market generated approximately $900 billion in sales in 2015. We believe our addressable market in the indirect sales channel for the U.S., U.K. and Canadian markets represent more than $282 billion in annual sales. For the year ended December 31, 2015, our total Net sales of $12.9 billion represented approximately 5% of that highly diverse and fragmented market. New technologies, including cloud, virtualization and mobility, coupled with the resulting increase in demand for data as well as aging infrastructure, are increasingly requiring businesses and institutions to seek integrated solutions to their IT needs. We expect this trend to continue for the foreseeable future, with end-user demand for business efficiency and productivity driving future IT spending growth.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and service categories. We estimate that approximately 48% of our net sales in 2015 in the U.S. came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, enterprise and data storage, video monitors, printers, desktop computers and servers. Our software products include application suites, security, virtualization, operating systems, network management and Software as a Service (“SaaS”) offerings. We also provide a full suite of value-added-services, which range from basic installation, warranty and repair services to custom configuration, data center and network implementation services, as well as managed services that include Infrastructure as a Service (“IaaS”) offerings.
We also offer a variety of integrated solutions, such as:

•
Mobility: We assist our customers with the selection, procurement and integration of mobile security software, hardware devices, such as smartphones, tablets and notebooks, and cellular wireless activation systems. We also provide mobile device management applications with policy and security management capabilities across a variety of mobile operating systems and platforms.

•
Security: We assess our customers’ security needs and provide them with threat prevention tools in order to protect their networks, servers and applications such as, anti-virus, anti-spam, content filtering, intrusion prevention, firewall and virtual private network services, and network access control. We also design and implement data loss prevention solutions, using data monitoring and encryption across a wide array of devices to ensure the security of customer information, personal employee information and research and development data.

•
Data Center Optimization: We help our customers evaluate their data centers for convergence and optimization opportunities. Our data center optimization solutions consist of server virtualization, physical server consolidation, data storage management and energy-efficient power and cooling systems.

•
Cloud Computing: We provide our customers with a broad portfolio of cloud-based solutions, which are technology delivered as a service. Our cloud offerings include: IaaS, which delivers compute, networking, storage, and data center capabilities via the cloud; SaaS, which connects users to cloud-based software applications; and Platform as a Service (“PaaS”), which enables development and ongoing maintenance of cloud-based solutions. We provide public cloud solutions which reside off customer premises on a public (shared) infrastructure, and private cloud solutions, which reside on customer premises. We also offer hybrid cloud solutions that deliver the benefits of both public and private solutions. Our migration, integration and managed services offerings help our customers simplify cloud adoption, as well as the ongoing management of cloud solutions across the entire IT lifecycle. Dedicated Cloud Client Executives work with our customers to architect cloud solutions meeting their organizational, technology and financial objectives.

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

•
Collaboration: We provide our customers with communication tools allowing employees to share knowledge, ideas and information among each other and with clients and partners effectively and quickly. Our collaboration solutions unite communications and applications via the integration of products that facilitate the use of multiple enterprise communication methods including email, instant messaging, presence, social media, voice, video, hardware, software and services. We also host cloud-based collaboration solutions.

Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our net sales by major category, based upon our internal category classifications is as follow:

	Years Ended December 31,
	2015		2014 (1)		2013 (1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$2,539.4	19.6%	$2,354.0	19.5%	$1,696.5	15.8%
Netcomm Products	1,914.9	14.7	1,613.3	13.4	1,482.7	13.8
Enterprise and Data Storage (Including Drives)	1,065.2	8.2	1,024.2	8.5	999.3	9.3
Other Hardware	4,756.4	36.6	4,551.1	37.6	4,184.1	38.8
Software (2)	2,163.6	16.7	2,064.1	17.1	1,982.4	18.4
Services	478.0	3.7	371.9	3.1	332.7	3.1
Other (3)	71.2	0.5	95.9	0.8	90.9	0.8
Total net sales	$12,988.7	100.0%	$12,074.5	100.0%	$10,768.6	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2015.

(2)	The decline in software as a percentage of total net sales is primarily driven by a higher proportion of revenue recorded on a net basis, including SaaS.

(3)	Includes items such as delivery charges to customers and certain commission revenue.
Our Customers
We provide integrated IT solutions to over 250,000 small, medium and large business, government, education and healthcare customers throughout North America and the United Kingdom. As a result of the acquisition of Kelway, we also have the ability to provide products and services to customers in over 80 countries.
Inventory Management
We utilize our IT systems to manage our inventory in a cost-efficient manner, resulting in a rapid-turn inventory model. We generally only stock items that have attained a minimum sales volume.
Our distribution process is highly automated. Once a customer order is received and credit approved, orders are automatically routed to one of our distribution centers for picking and shipping as well as configuration and imaging services. We operate two distribution centers in North America: a 450,000 square foot facility in Vernon Hills, Illinois, and a 513,000 square foot facility in North Las Vegas, Nevada. We ship over 37 million units annually on an aggregate basis from these two distribution centers. We believe that the location of these distribution centers allows us to efficiently ship products throughout North America and provide timely access to our principal distributors. In addition, in the event of weather-related or other disruptions at one of our distribution centers, we are able to shift order processing and fulfillment from one center to the other quickly and efficiently, enabling us to continue to ship products in a timely manner. We believe competitive sources of supply are available in substantially all of the product categories we offer. We continue to improve the productivity of our distribution centers as measured by key performance indicators such as units shipped per hour worked and bin accuracy. We also operate one distribution center in the United Kingdom, a 120,000 square foot facility in Rugby. We ship over 2 million units annually from this distribution center to customers in the United Kingdom and in more than 80 countries around the world.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements generally represent approximately 45% to 55% of total consolidated net sales, including approximately 15% to 20% related to electronic delivery for software licenses.
Information Technology Systems
We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales and distribution. Our systems provide us with thorough, detailed and real-time information regarding key aspects of our business. This capability helps us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high levels of customer service. We believe our websites, which provide electronic order processing and advanced tools, such as, order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships.
Product Procurement
We may purchase all or only some of the products our vendor partners offer for resale to our customers or for inclusion in the solutions we offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as, purchase or sales rebates and cooperative advertising reimbursements. In late 2015 we expanded our partnership with Dell. Through this partnership we have increased our offering of Dell products and services to our customers. We also purchase software from major software publishers for resale to our customers or for inclusion in the solutions we offer. Our agreements with software publishers allow the end-user customer to acquire software or licensed products and services.
In addition to purchasing products directly from our vendor partners, we purchase products from wholesale distributors for resale to our customers or for inclusion in the solutions we offer. These wholesale distributors provide logistics management and supply-chain services for us, as well as for our vendor partners.
For our North American operations, we purchased approximately 50% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 50% from wholesale distributors for the year ended December 31, 2015. Purchases from our three largest wholesale distributors, Tech Data, SYNNEX and Ingram Micro, represented 9%, 9% and 8% of our total purchases.
Sales of products manufactured by Apple, Cisco, EMC, HP Inc., Hewlett Packard Enterprise, Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate 56% of our consolidated Net sales in 2015. Sales of products manufactured by Cisco and the companies formerly known as Hewlett-Packard Company represented 16% and 18%, of our 2015 consolidated Net sales, respectively.
Competition
The market for technology products and services is highly competitive. Competition is based on the ability to tailor specific solutions to customer needs, quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. Our competition includes:

•	resellers, such as, Computacenter, Dimension Data, ePlus, Insight Enterprises, PC Connection, PCM, Presidio, SCC, Softchoice, World Wide Technology, and many smaller resellers;

•	manufacturers who sell directly to customers, such as, Dell, HP Inc., Hewlett Packard Enterprise and Apple;

•	large service providers and system integrators, such as, IBM, Accenture, Hewlett Packard Enterprise and Dell;

•	e-tailers, such as, Amazon, Newegg, and TigerDirect.com;

•	cloud providers, such as, Amazon Web Services, Microsoft and Box; and

•	retailers (including their e-commerce activities) such as Staples and Office Depot.
We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For a discussion of the risks associated with competition, see Item 1A, “Risk Factors.”
Marketing
We market the CDW brand to U.S., Canadian, and British audiences using a variety of channels that include online, broadcast, print, social and other media. This promotion is supported by integrated communication efforts targeting decision-makers, influencers and the general public using a combination of news releases, case studies, media interviews and speaking opportunities. We also market to current and prospective customers through integrated marketing programs including behaviorally targeted email, print, online media, events and sponsorships, as well as broadcast media.
As a result of our relationships with our vendor partners, a significant portion of our advertising and marketing expenses are reimbursed through cooperative advertising programs. These programs are at the discretion of our vendor partners and are typically tied to sales or other commitments to be met by us within a specified period of time. We believe that our national scale and analytical techniques that measure the efficacy of our marketing programs differentiate us from our competitors.
Coworkers
As of December 31, 2015, we employed 8,465 coworkers, none of whom is covered by collective bargaining agreements. We consider our coworker relations to be good.
Intellectual Property
The CDW trademark and certain variations thereon are registered or subject to pending trademark applications in the U.S., Canada and certain other jurisdictions. The Kelway trademark and certain variations thereon are registered or subject to pending trademark applications in the European Union, which includes the United Kingdom, and certain other jurisdictions such as Hong Kong, Singapore, and South Africa. We believe our trademarks have significant value and are important factors in our marketing programs. In addition, we own registrations for domain names, including cdw.com and cdwg.com, kelway.com and variations thereon, for certain of our primary trademarks. We also have unregistered copyrights in our website content.
Available Information
We maintain a website at www.cdw.com. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated into and are not a part of this report.
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
Weak economic conditions generally, sustained uncertainty about global economic conditions, government spending cuts and the impact of new government programs, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows.
Our financial performance could be adversely affected by decreases in spending on technology products and services by our public sector customers.
Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (including ongoing budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. For example, in 2013, as a result of sequestration and related budget uncertainty and the partial shutdown of the U.S. federal government for 16 days, we experienced significantly reduced U.S. Federal sales in our Public segment.
Our business depends on our vendor partner relationships and the availability of their products.
We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2015, we purchased approximately 50% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors for our North American Operations. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows, particularly given our substantial indebtedness.
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
Although we purchase from a diverse vendor base, in 2015, products we purchased from wholesale distributors Tech Data and SYNNEX each represented 9% of our total purchases and Ingram Micro represented 8% of our total North American purchases. In addition, sales of products manufactured by Apple, Cisco, EMC, HP Inc., Hewlett Packard Enterprise, Lenovo and Microsoft in the aggregate represented 56% of our 2015 Net sales. Sales of products manufactured by Cisco and the companies formerly known as Hewlett-Packard Company represented 16% and 18%, respectively, of our 2015 consolidated Net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including SaaS, IaaS and PaaS, and the Internet of Things (“IoT”). We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. A decrease in the rate of innovation, or the lack of acceptance of innovations by customers, could have an adverse effect on our business, results of operations or cash flows.
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
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes:

•	resellers, such as Computacenter, Dimension Data, ePlus, Insight Enterprises, PC Connection, PCM, Presidio, SCC, Softchoice, World Wide Technology and many smaller resellers;

•	manufacturers who sell directly to customers, such as Dell, HP Inc., Hewlett Packard Enterprise and Apple;

•	large service providers and system integrators, such as IBM, Accenture, Hewlett Packard Enterprise and Dell;

•	e-tailers, such as Amazon, Newegg and TigerDirect.com;

•	cloud providers, such as Amazon Web Services, Microsoft and Box; and

•	retailers (including their e-commerce activities), such as Staples and Office Depot.
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

The failure to comply with our public sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations or cash flows.
Revenues from our public sector customers are derived from sales to governmental entities, educational institutions and healthcare customers, through various contracts and open market sales of products and services. Sales to public sector customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including the False Claims Act and the Medicare and Medicaid Anti-Kickback Statute or similar laws of the jurisdictions for our business activities outside of the United States) could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other public sector customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the public sector. In addition, contracts in the public sector are generally terminable at any time for convenience of the contracting agency or group purchasing organization (“GPO”) or upon default. Furthermore, our inability to enter into or retain contracts with GPOs may threaten our ability to sell to customers in those GPOs and compete. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.
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
We have two warehouse and distribution facilities in the United States and one in the United Kingdom. If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate three customer data centers and numerous sales offices which may contain both business-critical data and confidential information of our customers. A natural disaster or other adverse occurrence at any of the customer data centers or at any of our major sales offices could negatively impact our business, results of operations or cash flows.
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
We extend credit to our customers for a significant portion of our net sales, typically on 30-day payment terms. We are subject to the risk that our customers may not pay for the products they have purchased, or may pay at a slower rate than we have historically experienced, the risk of which is heightened during periods of economic downturn or uncertainty or, in the case of public sector customers, during periods of budget constraints.
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
Our exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our Consolidated Financial Statements. While our Consolidated Financial Statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies of our international subsidiaries, particularly the British pound and the Canadian dollar, could cause fluctuations in our reported results of operations. We also have foreign currency exposure to the extent sales and purchases are not denominated in a subsidiary’s functional currency, such as sales and purchases in euros, which could have an adverse effect on our business, results of operations or cash flows.
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
Because of our significant sales to governmental entities, we also are subject to audits by federal, state, international, national, provincial and local authorities. We also are subject to audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.
Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face, including the SEC’s investigation of our vendor partner program incentives, may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, these matters could lead to increased costs or interruptions of our normal business operations. Litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims involve uncertainties and the eventual outcome of any such matter could adversely affect our business, results of operations or cash flows.

Failure to comply with the laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows.
Our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors, or agents violating such laws and regulations or our policies and procedures. As a public company, we also are subject to increasingly complex public disclosure, corporate governance and accounting requirements that increase compliance costs and require significant management focus.
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
We have a substantial amount of indebtedness. As of December 31, 2015, we had $3.3 billion of total long-term debt outstanding, as defined by GAAP, and $439.6 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $843.1 million under our senior secured asset-based revolving credit facility (the “Revolving Loan”) and an additional £50.0 million ($73.7 million) under our Kelway revolving credit facility (“Kelway Credit Facility”). Our substantial indebtedness could have important consequences, including the following:

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

Restrictive covenants under our senior credit facilities and, to a lesser degree, our indentures may adversely affect our operations and liquidity.
Our senior credit facilities and, to a lesser degree, our indentures contain, and any future indebtedness of ours may contain, various covenants that limit our ability to, among other things:

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
In addition, under our Revolving Loan, we are permitted to borrow an aggregate amount of up to $1,250.0 million. However, our ability to borrow under our Revolving Loan is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of CDW LLC and its subsidiary guarantors’ eligible accounts receivable (net of accounts reserves) (up to 30% of such eligible accounts receivable which can consist of federal government accounts receivable) plus the lesser of (i) 75% of CDW LLC and its subsidiary guarantors’ eligible inventory (valued at cost and net of inventory reserves) and (ii) the product of 85% multiplied by the net orderly liquidation value percentage multiplied by eligible inventory (valued at cost and net of inventory reserves), less reserves (other than accounts reserves and inventory reserves). The borrowing base in effect as of December 31, 2015 was $1,423.1 million, and therefore, did not restrict our ability to borrow under our Revolving Loan as of that date.

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional debt or equity capital, restructure or refinance our indebtedness, or revise or delay our strategic plan. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or satisfy our capital requirements, or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior credit facilities and indentures. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Furthermore, Madison Dearborn and Providence Equity have no obligation to provide us with debt or equity financing.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•
the lenders under our senior credit facilities could foreclose against the assets securing the borrowings from them and the lenders under our Revolving Loan and Kelway Credit Facility could terminate their commitments to lend us money; and

•	we could be forced into bankruptcy or liquidation.
Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2015, we had $843.1 million available for additional borrowing under our Revolving Loan after taking into account borrowing base limitations (net of $2.1 million of issued and undrawn letters of credit and $439.6 million of reserves related to our floorplan sub-facility) and an additional £50.0 million ($73.7 million) available under our Kelway Credit Facility.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2015, we had $1,586.5 million of variable rate debt outstanding, $1,498.1 million of which is subject to a 1.0% LIBOR floor. If interest rates increase above 1% per annum, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate cap agreements in the future on acceptable terms or that such caps or the caps we have in place now will be effective.
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
The market price for our common stock may be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased such shares, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including the risk factors described in this Annual Report on Form 10-K and the following:

•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders, including Madison Dearborn and Providence Equity;

•	market conditions or trends in our industry or the economy as a whole;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.
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
Future sales or distributions of our common stock, or the perception in the public markets that these sales or distributions may occur, may depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of February 19, 2016, there were 167,740,043 shares of our common stock outstanding. The shares of our common stock sold in our initial public offering and in registered secondary offerings are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except that any shares of our common stock that may be acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, may be sold only in compliance with certain volume limitations and other restrictions of Rule 144 under the Securities Act.
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
As of February 19, 2016, the holders of approximately 16,000,000 shares of our common stock, including Madison Dearborn and Providence Equity, will continue to have the right to require us to register the sales of such shares under the Securities Act, under the terms of an agreement between us and the holders. As of February 19, 2016, Madison Dearborn beneficially owned approximately 4.9% of our common stock and Providence Equity beneficially owned approximately 4.3% of our common stock.  Madison Dearborn and Providence Equity are permitted to distribute all or a portion of the shares of common stock that they hold in one or more pro rata distributions to their respective limited partners, and the recipients of the shares would generally be permitted to sell the shares immediately pursuant to Rule 144 under the Securities Act.  A distribution of shares by Madison Dearborn or Providence Equity, and the subsequent sale of shares by the recipients, or the perception that such a distribution and subsequent sale of shares might occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

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

•
provide that special meetings of the stockholders can only be called by or at the direction of our Board of Directors pursuant to a written resolution adopted by the affirmative vote of the majority of the total number of directors that the Company would have if there were no vacancies;

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
Conflicts of interest may arise because some of our directors are principals of Madison Dearborn and Providence Equity.
Paul Finnegan and Robin Selati, who are principals of Madison Dearborn, and Glenn Creamer and Michael Dominguez, who are managing directors of Providence Equity, serve on our Board of Directors. Madison Dearborn, Providence Equity and the entities respectively controlled by them may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts arise between the interests of Madison Dearborn or Providence Equity, on the one hand, and of other stockholders, on the other hand, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our amended and restated certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board of Directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us. Our amended and restated certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Madison Dearborn or Providence Equity or any entity that controls, is controlled by or under common control with Madison Dearborn or Providence Equity (other than us or any company that is controlled by us) or an investment fund managed by Madison Dearborn or Providence Equity will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

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
We expect to continue to pay a cash dividend on our common stock of $0.1075 per share per quarter, or $0.43 per share per annum. However, any determination to pay dividends in the future will be at the discretion of our Board of Directors. Any determination to pay dividends on, or repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors our Board of Directors deems relevant. In addition, our ability to pay dividends on, or repurchase, shares of our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. There can be no assurance that we will continue to pay a dividend at the current rate or at all or that we will repurchase shares of our common stock. If we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur. See “--Risks Related to Our Business--We have significant deferred cancellation of debt income” for a discussion of certain tax considerations that could affect our willingness to pay dividends in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2015, we owned or leased a total of 2.5 million square feet of space, primarily in the U.S., Canada and United Kingdom. We own two properties: a combined office and a 442,000 square foot distribution center in Vernon Hills, Illinois and a 513,000 square foot distribution center in North Las Vegas, Nevada. In addition, we conduct sales, services and administrative activities in various leased locations primarily in the U.S., Canada and United Kingdom, including data centers in Madison, Wisconsin, Minneapolis, Minnesota and the United Kingdom.
We believe our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, generally within the next ten years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased properties with equivalent properties. We believe that suitable additional or substitute leased properties will be available as required.
Item 3. Legal Proceedings
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state, international, national, provincial and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws or similar laws of the jurisdictions for our business activities outside of the United States. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
On October 29, 2015, the Company received a request for production of documents in connection with an investigation by the SEC of the Company’s vendor partner program incentives. The Company has produced documents to the SEC and is continuing to cooperate with the SEC in this matter.
As of December 31, 2015, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers

Name	Age	Position
Thomas E. Richards	61	Chairman, President and Chief Executive Officer, and Director
Dennis G. Berger	51	Senior Vice President and Chief Coworker Services Officer
Neal J. Campbell	54	Senior Vice President and Chief Marketing Officer
Christina M. Corley	48	Senior Vice President - Corporate Sales
Douglas E. Eckrote	51	Senior Vice President - Strategic Solutions and Services
Christine A. Leahy	51	Senior Vice President - International, Chief Legal Officer and Corporate Secretary
Christina V. Rother	52	Senior Vice President - Public and Advanced Technology Sales
Jonathan J. Stevens	46	Senior Vice President - Operations and Chief Information Officer
Matthew A. Troka	45	Senior Vice President - Product and Partner Management
Ann E. Ziegler	57	Senior Vice President and Chief Financial Officer
Thomas E. Richards serves as our Chairman, President and Chief Executive Officer, as a member of our board of directors and as a manager of CDW LLC, our wholly owned subsidiary. Mr. Richards has served as our President and Chief Executive Officer since October 2011 and was named Chairman on January 1, 2013. From 2009 to 2011, Mr. Richards served as our President and Chief Operating Officer. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications International Inc. (“Qwest”), a broadband Internet-based communications company. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards also has served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. Mr. Richards serves as a board member of The Northern Trust Corporation, Junior Achievement of Chicago, Rush University Medical Center and the University of Pittsburgh. Mr. Richards also is a member of the Economic Club of Chicago and the Executives’ Club of Chicago. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor’s degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow.
Dennis G. Berger serves as our Senior Vice President and Chief Coworker Services Officer. Mr. Berger joined CDW in 2005 as Vice President-Coworker Services. In 2007, he was named Senior Vice President and Chief Coworker Services Officer. Mr. Berger is responsible for leading CDW’s programs in coworker learning and development, benefits, compensation, performance management, coworker relations and talent acquisition. Prior to joining CDW, he served as Vice President of Human Resources at PepsiAmericas, a beverage company, from 2002 to 2005. Mr. Berger has also held human resources positions of increasing responsibility at Pepsi Bottling Group, Inc., Pepsico, Inc. and GTE Corporation. Mr. Berger serves on the board of directors of Glenwood Academy, the Anti-Defamation League of Chicago and Skills for Chicagoland’s Future. Mr. Berger is a graduate of Northeastern University where he earned a bachelor’s degree and a graduate of John M. Olin School of Business at Washington University in St. Louis where he earned a Master of Business Administration.
Neal J. Campbell serves as our Senior Vice President and Chief Marketing Officer. Mr. Campbell joined CDW in 2011, and is responsible for the strategy and development of CDW’s advertising, public relations, channel marketing, marketing intelligence and research, merchandising, microsites, creative services and direct marketing content, along with relationship marketing, corporate communications and e-commerce initiatives including content development, online marketing and e-procurement. Prior to joining CDW, Mr. Campbell served as Chief Executive Officer of TrafficCast, a provider of real-time and predictive traffic information to Google, Yahoo and others from 2008 to 2011. From 2006 to 2008, he served as Executive Vice President and General Manager-Strategic Marketing and Next Generation Products for ISCO International, a manufacturer of wireless telecommunications components. Mr. Campbell also spent 17 years with Motorola, most recently as Vice President and General Manager, GSM Portfolio Marketing and Planning for the company’s mobile device business. He currently serves as a board member of Junior Achievement of Chicago, and is on the Executive Advisory Council of Bradley University. During the previous five years, Mr. Campbell served on the board of directors of TrafficCast. Mr. Campbell is a graduate of Bradley University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned a Master of Business Administration.

Christina M. Corley serves as our Senior Vice President - Corporate Sales and is responsible for managing all aspects of our corporate sales force, including sales force strategy, structure, goals, operations, revenue generation and training and development. Prior to joining CDW in 2011, Ms. Corley served as President and Chief Operating Officer of Zones, Inc., a provider of IT products and solutions, from 2006 to 2011. She served as Executive Vice President of Purchasing and Operations for Zones, Inc. from 2005 to 2006. She served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of Zones, Inc., from 2003 to 2005. Prior to its acquisition by Zones, Inc., Ms. Corley served as Chief Executive Officer of CPCS from 1999 to 2003. Ms. Corley began her career in sales and marketing, holding various positions at IBM, Dataflex and VisionTek. She currently serves as a board member of the Boys and Girls Club of Chicago. Ms. Corley is a graduate of the University of Illinois at Urbana-Champaign where she earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where she earned a Master of Business Administration in management and strategy.
Douglas E. Eckrote serves as our Senior Vice President - Strategic Solutions and Services and is responsible for our technology specialist teams focusing on servers and storage, unified communications, security, wireless, power and cooling, networking, software licensing and mobility solutions. Through the end of 2015, Mr. Eckrote had responsibility for CDW Canada. Mr. Eckrote joined CDW in 1989 as an account manager. Mr. Eckrote was appointed Director of Operations in 1996, Vice President of Operations in 1999 and Senior Vice President of Purchasing in 2001. In 2001, he was named Senior Vice President of Purchasing and Operations. He was named Senior Vice President of Operations, Services and Canada in 2006 and assumed his current role in 2009. Prior to joining CDW, Mr. Eckrote worked in outside sales for Arrow Electronics and Cintas Uniform Company. Mr. Eckrote currently serves on the Board of Directors of The Northern Illinois Food Bank, the Board of Trustees of The Center for Enriched Living and the Board of Trustees of Westlake Christian Academy. Mr. Eckrote is a graduate of Purdue University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned an Executive Master of Business Administration.
Christine A. Leahy serves as our Senior Vice President - International, Chief Legal Officer and Corporate Secretary and is responsible for our international growth platform, including CDW Canada and Kelway, CDW’s U.K.-based technology solutions provider with locations in Europe, the Middle East, Africa and Asia. In addition, she is responsible for the legal, corporate governance, enterprise risk management and compliance functions. Ms. Leahy joined CDW in 2002 as the Company’s first general counsel. Prior to that, Ms. Leahy served as a corporate partner in the Chicago office of Sidley Austin LLP where she specialized in mergers and acquisitions, strategic counseling, corporate governance and securities law. Ms. Leahy serves as Vice Chair of the board of trustees of Children’s Home and Aid. She also is a member of the Economic Club of Chicago and The Chicago Network. In addition, she is a founder and current sponsor of CDW's Women’s Opportunity Network, a business resource group dedicated to helping women advance and grow into tomorrow’s leaders. Ms. Leahy is a graduate of Brown University where she earned a bachelor’s degree and a graduate of Boston College Law School where she earned her Juris Doctor. She also completed the CEO Perspective and Women’s Director Development Programs at Northwestern University’s Kellogg School of Management.
Christina V. Rother serves as our Senior Vice President - Public and Advanced Technology Sales and is responsible for managing all aspects of our public sector and advanced technology sales forces, including sales force strategy, structure, goals, operations, revenue generation and training and development. Ms. Rother joined CDW in 1991 as an account manager. In 2002, she was appointed Vice President for Education and State and Local Sales. In 2005, she was chosen to lead our newly formed healthcare sales team. Beginning in 2006, Ms. Rother has held various positions ranging from Group Vice President of CDW Government LLC, President of CDW Government LLC and Senior Vice President of Sales. In September 2011, Ms. Rother assumed her current role as Senior Vice President of Public and Advanced Technology Sales. Prior to joining CDW, Ms. Rother held a number of sales positions with technology companies including Laser Computers and Price Electronics. Ms. Rother currently serves as chair of the board of directors of the Make-A-Wish Foundation of Illinois. Ms. Rother is a graduate of the University of Illinois at Chicago where she earned a bachelor’s degree.
Jonathan J. Stevens serves as our Senior Vice President - Operations and Chief Information Officer. Mr. Stevens joined CDW in 2001 as Vice President-Information Technology, was named Chief Information Officer in 2002 and Vice President-International and Chief Information Officer from 2005 until 2006. In 2007, he was named Senior Vice President and Chief Information Officer and assumed his current role in 2009. Mr. Stevens is responsible for the strategic direction of our information technology. Additionally, he holds responsibility for our distribution centers, transportation, facilities, customer relations and operational excellence practices. Prior to joining CDW, Mr. Stevens served as regional technology director for Avanade, an international technology integration company formed through a joint venture between Microsoft and Accenture from 2000 to 2001. Prior to that, Mr. Stevens was a principal with Microsoft Consulting Services and led an information technology group for a corporate division of AT&T/NCR. He currently serves on the board of directors of SingleWire Software, LLC. Mr. Stevens is a graduate of the University of Dayton where he earned a bachelor’s degree.
Matthew A. Troka serves as our Senior Vice President - Product and Partner Management. Mr. Troka is responsible for managing our relationships with all of our vendor partners. In addition, he directs the day-to-day operations of our purchasing department. Mr. Troka joined CDW in 1992 as an account manager and became a sales manager in 1995. From 1998 to 2001, he served as Corporate Sales Director. From 2001 to 2004, Mr. Troka was Senior Director of Purchasing. From 2004 to 2006, Mr. Troka served as Vice President of Purchasing. From 2006 to 2011, Mr. Troka was Vice President of Product and Partner Management. In 2011, Mr. Troka was elected Senior Vice President of Product and Partner Management. Mr. Troka is a graduate of the University of Illinois where he earned a bachelor’s degree.
Ann E. Ziegler serves as our Senior Vice President and Chief Financial Officer. Prior to joining CDW in 2008, Ms. Ziegler spent 15 years at Sara Lee Corporation (“Sara Lee”), a global consumer goods company, in a number of executive roles including finance, mergers and acquisitions, strategy and general management positions in both U.S. and international businesses. Most recently, from 2005 until 2008, Ms. Ziegler served as Chief Financial Officer and Senior Vice President of Administration for Sara Lee Food and Beverage. Prior to joining Sara Lee, Ms. Ziegler was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom. Ms. Ziegler serves on the boards of directors of Hanesbrands, Inc., Groupon, Inc. and the board of governors of the Smart Museum of Art of the University of Chicago. During the previous five years, Ms. Ziegler also served on the board of directors of Unitrin, Inc. Ms. Ziegler is a graduate of The College of William and Mary where she earned a bachelor’s degree and a graduate of the University of Chicago Law School where she earned her Juris Doctor.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the NASDAQ Global Select Market since June 27, 2013 under the symbol “CDW.” Prior to that date, there was no public market for our common stock. Shares sold in our initial public offering (“IPO”) were priced at $17.00 per share on June 26, 2013. The following table sets forth the ranges of high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared for the two most recent fiscal years.

	Year Ended December 31,
	2015			2014
	High	Low	Dividends Declared per Share	High	Low	Dividends Declared per Share
Fourth quarter	$46.92	$40.07	$0.1075	$36.08	$27.59	$0.0675
Third quarter	$41.99	$33.01	$0.0675	$33.80	$30.07	$0.0425
Second quarter	$39.32	$34.19	$0.0675	$32.41	$26.70	$0.0425
First quarter	$38.44	$33.21	$0.0675	$27.53	$22.72	$0.0425
Holders
As of February 19, 2016, there were 59 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 9, 2016, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.1075 per share. The dividend will be paid on March 10, 2016 to all stockholders of record as of the close of business on February 25, 2016.
We expect to continue to pay quarterly cash dividends on our common stock in the future, but such payments remain at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. For a discussion of our cash resources and needs and restrictions on our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report. For additional discussion of restrictions on our ability to pay dividends, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
Information relating to our purchases of our common stock during the quarter ended December 31, 2015 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1) (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (2) (in millions)
October 1 through October 31, 2015	—	$—	—	$306.7
November 1 through November 30, 2015	1.1	$43.77	1.1	$258.7
December 1 through December 31, 2015	—	$—	—	$258.7
Total	1.1	$43.77	1.1

(1)
On November 30, 2015, we completed a public offering of 9.2 million shares of our common stock by certain selling stockholders, which included 1.2 million shares sold by the selling stockholders to the underwriters pursuant to the grant of an option that was exercised in full. We did not receive any proceeds from the sale of these shares. Subsequent to the completion of this offering, we purchased from the underwriters 1.0 million of the shares of our common stock that were subject to the offering at a price per share equal to the price paid by the underwriters to the selling stockholders in the offering. All other share repurchases during the period were made through the open market.

(2)
On November 6, 2014, we announced that the Board of Directors approved a $500 million share repurchase program, which became effective immediately, under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares and repurchases may be commenced or suspended from time to time without prior notice.

Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the opening of the market on June 27, 2013, the date our common stock first traded on the NASDAQ Global Select Market, through and including the market close on December 31, 2015, with the cumulative total return for the same time period of the same amount invested in the S&P MidCap 400 index and a peer group index. Our peer group index for 2015 consists of the following companies: Accenture plc, Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., CGI Group Inc., Genuine Parts Company, Henry Schein, Inc., Insight Enterprises, Inc., Owens & Minor, Inc., Patterson Companies, Inc., SYNNEX Corporation, United Stationers Inc., W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; and (vi) similar EBITDA and gross margins.
Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	June 27, 2013	December 31, 2013	December 31, 2014	December 31, 2015
CDW Corp	$100	$138	$209	$249
S&P MidCap 400 index	$100	$118	$130	$127
CDW Peers	$100	$111	$125	$130
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.
Item 6. Selected Financial Data
The selected financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes.
We have derived the selected financial data presented below as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013 from our Consolidated Financial Statements and related notes. The selected financial data as of December 31, 2012 and December 31, 2011 have been derived from our Consolidated Financial Statements as of and for those periods and are not included in this report.

	Years Ended December 31,
(dollars and shares in millions, except per share amounts)	2015(5)	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$12,988.7	$12,074.5	$10,768.6	$10,128.2	$9,602.4
Cost of sales	10,872.9	10,153.2	9,008.3	8,458.6	8,018.9
Gross profit	2,115.8	1,921.3	1,760.3	1,669.6	1,583.5
Selling and administrative expenses	1,226.0	1,110.3	1,120.9	1,029.5	990.1
Advertising expense	147.8	138.0	130.8	129.5	122.7
Income from operations	742.0	673.0	508.6	510.6	470.7
Interest expense, net	(159.5)	(197.3)	(250.1)	(307.4)	(324.2)
Net loss on extinguishments of long-term debt	(24.3)	(90.7)	(64.0)	(17.2)	(118.9)
Gain on remeasurement of equity investment	98.1	—	—	—	—
Other income (expense), net	(9.3)	2.7	1.0	0.1	0.7
Income before income taxes	647.0	387.7	195.5	186.1	28.3
Income tax expense	(243.9)	(142.8)	(62.7)	(67.1)	(11.2)
Net income	$403.1	$244.9	$132.8	$119.0	$17.1
Net income per common share:
Basic	$2.37	$1.44	$0.85	$0.82	$0.12
Diluted	$2.35	$1.42	$0.84	$0.82	$0.12

Cash dividends declared per common share	$0.3100	$0.1950	$0.0425	$—	$—

Balance Sheet Data (at period end):
Cash and cash equivalents	$37.6	$344.5	$188.1	$37.9	$99.9
Working capital	903.5	985.4	810.9	666.5	538.1
Total assets	6,755.3	6,075.9	5,899.3	5,673.5	5,907.9
Total debt and capitalized lease obligations (1)(2)	3,262.9	3,166.1	3,226.0	3,724.5	4,006.2
Total stockholders’ equity (deficit)	1,095.9	936.5	711.7	136.5	(7.3)

Other Financial Data:
Capital expenditures	$90.1	$55.0	$47.1	$41.4	$45.7
Gross profit as a percentage of net sales	16.3%	15.9%	16.3%	16.5%	16.5%
EBITDA (3)	$1,033.9	$792.9	$653.8	$703.7	$557.4
Adjusted EBITDA (3)	1,018.5	907.0	808.5	766.6	717.3
Non-GAAP net income (4)	503.5	409.9	314.3	247.1	198.8

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$277.5	$435.0	$366.3	$317.4	$214.7
Investing activities	(354.4)	(164.8)	(47.1)	(41.7)	(56.0)
Financing activities	(226.5)	(112.0)	(168.3)	(338.0)	(95.4)

(1)
Excludes borrowings of $439.6 million, $332.1 million, $256.6 million, $249.2 million and $278.7 million, as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(2)	Includes capitalized lease obligations of $3.2 million and $0.1 million as of December 31, 2015 and 2014, respectively, which are included in Other liabilities on the Consolidated Balance Sheet.

(3)
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

We believe that EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA is also the primary measure used in certain key covenants and definitions contained in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”), including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
The following unaudited table sets forth reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Net income	$403.1	$244.9	$132.8	$119.0	$17.1
Depreciation and amortization	227.4	207.9	208.2	210.2	204.9
Income tax expense	243.9	142.8	62.7	67.1	11.2
Interest expense, net	159.5	197.3	250.1	307.4	324.2
EBITDA	1,033.9	792.9	653.8	703.7	557.4

Non-cash equity-based compensation	31.2	16.4	8.6	22.1	19.5
Net loss on extinguishment of long-term debt(a)	24.3	90.7	64.0	17.2	118.9
Loss (income) from equity investments(b)	10.1	(2.2)	(0.6)	(0.3)	(0.1)
Acquisition and integration expenses(c)	10.2	—	—	—	—
Gain on remeasurement of equity investment(d)	(98.1)	—	—	—	—
Other adjustments(e)	6.9	9.2	82.7	23.9	21.6
Adjusted EBITDA(f)	$1,018.5	$907.0	$808.5	$766.6	$717.3

(a)
During the years ended December 31, 2015, 2014, 2013, 2012, and 2011, we recorded net losses on extinguishments of long-term debt. The losses represented the difference between the amount paid upon extinguishment, including call premiums and expenses paid to the debt holders and agents, and the net carrying amount of the extinguished debt, adjusted for a portion of the unamortized deferred financing costs.

(b)
Represents our share of net income/loss from our equity investments. Our 35% share of Kelway’s net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to the acquisition.

(c)	Primarily includes expenses related to the acquisition of Kelway.

(d)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway.

(e)
Other adjustments primarily include certain historical retention costs, unusual, non-recurring litigation matters, secondary-offering-related expenses and expenses related to the consolidation of office locations north of Chicago. During the year ended December 31, 2013, we recorded IPO- and secondary-offering related expenses of $75.0 million. For additional information on the IPO- and secondary-offering related expenses, see Note 10 (Stockholder’s Equity) to the accompanying Consolidated Financial Statements.

(f)	Includes the impact of consolidating five months for the year ended December 31, 2015 of Kelway’s financial results.

(4)
Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses, and gains and losses from the extinguishment of long-term debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that non-GAAP net income provides meaningful information regarding our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements.

The following unaudited table sets forth a reconciliation of net income to non-GAAP net income for the periods presented:

	Years Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Net income	$403.1	$244.9	$132.8	$119.0	$17.1
Amortization of intangibles (a)	173.9	161.2	161.2	163.7	165.7
Non-cash equity-based compensation	31.2	16.4	8.6	22.1	19.5
Non-cash equity-based compensation related to equity investment(b)	20.0	—	—	—	—
Net loss on extinguishments of long-term debt	24.3	90.7	64.0	17.2	118.9
Acquisition and integration expenses(c)	10.2	—	—	—	—
Gain on remeasurement of equity investment(d)	(98.1)	—	—	—	—
Other adjustments(e)	3.7	(0.3)	61.2	(3.3)	(15.6)
Aggregate adjustment for income taxes (f)	(64.8)	(103.0)	(113.5)	(71.6)	(106.8)
Non-GAAP net income(g)	$503.5	$409.9	$314.3	$247.1	$198.8

(a)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(b)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to our acquisition of Kelway.

(c)	Primarily includes expenses related to the acquisition of Kelway.

(d)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway.

(e)
Primarily includes expenses related to the consolidation of office locations north of Chicago and secondary-offering-related expenses. Amount in 2013 primarily relates to IPO- and secondary-offering related expenses.

(f)
Based on a normalized effective tax rate of 38.0% (39.0% prior to the Kelway acquisition), except for the non-cash equity-based compensation from our equity investment and the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway, which were tax effected at a rate of 35.4%. The aggregate adjustment for income taxes also includes a $4.0 million deferred tax benefit recorded during the three months and year ended December 31, 2015 as a result of a tax rate reduction in the United Kingdom and additional tax expense during the year ended December 31, 2015 of $3.3 million as a result of recording withholding tax on the unremitted earnings of our Canadian subsidiary. Additionally, note that certain acquisition costs are non-deductible.

(g)	Includes the impact of consolidating five months for the year ended December 31, 2015 of Kelway’s financial results.

(5)	Includes the impact of consolidating five months for the year ended December 31, 2015 of Kelway’s financial results.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” above.
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in North America and the United Kingdom. We help our customer base of over 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology “agnostic,” with a product portfolio including more than 100,000 products from more than 1,000 brands. We provide our products and solutions through more than 5,000 customer-facing coworkers, including field sellers, highly-skilled technology specialists and advanced service delivery engineers.
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
On August 1, 2015, we completed the acquisition of Kelway TopCo Limited (“Kelway”) by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100%, and provided us control. Kelway is a U.K.-based IT solutions provider, which has global supply chain relationships that enable it to conduct business in more than 80 countries. This investment strengthens our ability to provide a more comprehensive solution to our customers and enhances our ability to serve our existing multi-national customers. We included the financial results of Kelway in our Consolidated Financial Statements from the date of acquisition. For additional information relating to the acquisition, see Note 3 (Acquisition) to our Consolidated Financial Statements.
We have two reportable segments: Corporate, which is comprised primarily of private sector business customers in the U.S., and Public, which is comprised of government agencies and education and healthcare institutions in the U.S. Our Corporate segment is divided into a medium/large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees. We also have three other operating segments: CDW Advanced Services; Canada; and Kelway, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). For additional information relating to Kelway, see Note 3 (Acquisition) to these Consolidated Financial Statements. The CDW Advanced Services business consists primarily of customized engineering services delivered by technology specialists and engineers, and managed services that include Infrastructure as a Service (“IaaS”) offerings. Effective January 1, 2016, the CDW Advanced Services business will be included in our Corporate and Public segments and Other will be comprised of Canada and Kelway. Revenues in the U.S. from the sale of hardware, software, custom configuration and third-party provided services are recorded within our Corporate and Public segments.
We may sell all or only select products that our vendor partners offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also resell software for major software publishers. Our agreements with software publishers allow the end-user customer to acquire software or licensed products and services. In addition to helping our customers determine the best software solutions for their needs, we help them manage their software agreements, including warranties and renewals. A significant portion of our advertising and marketing expenses is reimbursed through cooperative advertising programs with our vendor partners. These programs are at the discretion of our vendor partners and are typically tied to sales or other commitments to be met by us within a specified period of time.

Trends and Key Factors Affecting our Financial Performance
We believe the following trends may have an important impact on our financial performance:

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. For the year ended December 31, 2015, sales to federal customers increased year-over-year in the mid-teens as we continued to benefit from strategic changes made to better align with new federal government purchasing programs implemented last year. During the same period, sales to state and local customers also increased year-over-year in the mid-teens, driven by the continued focus on public safety. Meeting K-12 customer digital curriculum testing needs through sales of client devices was a significant contributor to education sales throughout 2014 and into early 2015. Education sales decreased slightly in 2015 as a decline in K-12 client device sales was partially offset by an increase in netcomm sales. In 2015, we were named as provider on both the largest number of applications and the largest dollar amounts requested for funds by K-12 customers to support internal connections for the 2014-2015 program year of the U.S. Federal Communications Commission E-Rate program. The amount and timing of E-Rate funds approval and customer implementation is not certain.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. During the year ended December 31, 2015, global economic signals were mixed. We continue to closely monitor macroeconomic conditions. Uncertainties related to potential changes in tax and regulatory policy, potential interest rate increases, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

•
We believe that our customers’ transition to more complex technology solutions will continue to be an important growth area for us in the future. However, because the market for technology products and services is highly competitive, our success at capitalizing on this transition will be based on our ability to tailor specific solutions to customer needs, the quality and breadth of our product and service offerings, the knowledge and expertise of our sales force, price, product availability and speed of delivery. During the year ended December 31, 2015, customer priorities continued to shift away from last year's focus on client devices towards more integrated solutions, which grew substantially faster than transactional sales.

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
Non-GAAP net income, Non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA are non-GAAP financial measures. We believe these measures provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain key covenants and definitions contained in the credit agreement governing our Senior Secured Term Loan Facility (the “Term Loan”), including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Long-Term Debt and Financing Arrangements within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements. For the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to Net income, see “Results of Operations”.

The results of certain key business metrics are as follows:

	Years Ended December 31,
(dollars in millions)	2015	2014	2013
Net sales	$12,988.7	$12,074.5	$10,768.6
Gross profit	2,115.8	1,921.3	1,760.3
Income from operations	742.0	673.0	508.6
Net income	403.1	244.9	132.8
Non-GAAP net income	503.5	409.9	314.3
Adjusted EBITDA	1,018.5	907.0	808.5
Average daily sales	51.1	47.5	42.4
Net debt (defined as total debt minus cash and cash equivalents) (1)	3,222.1	2,821.5	3,037.9
Cash conversion cycle (in days) (2)	21	21	23

(1)
As a result of the adoption of Accounting Standards Update (ASU) 2015-03 during the second quarter of 2015, historical periods have been revised to reflect the change in the presentation of deferred financing costs, which are now shown as a reduction of Long-term debt, instead of being presented as a separate asset on the Consolidated Balance Sheet. In the third quarter of 2015, we adopted ASU 2015-15 which allows entities to present deferred financing costs for line-of-credit arrangements as an asset. We retroactively adjusted the deferred financing costs and Long-term debt liability presented in historical periods to align it to the current period presentation.

(2)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Results of operations, in dollars and as a percentage of Net sales, for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015		2014
	Dollars in Millions	Percentage of Net Sales (1)	Dollars in Millions	Percentage of Net Sales
Net sales	$12,988.7	100.0%	$12,074.5	100.0%
Cost of sales	10,872.9	83.7	10,153.2	84.1
Gross profit	2,115.8	16.3	1,921.3	15.9
Selling and administrative expenses	1,226.0	9.4	1,110.3	9.2
Advertising expense	147.8	1.1	138.0	1.1
Income from operations	742.0	5.7	673.0	5.6
Interest expense, net	(159.5)	(1.2)	(197.3)	(1.6)
Net loss on extinguishments of long-term debt	(24.3)	(0.2)	(90.7)	(0.8)
Gain on remeasurement of equity investment	98.1	0.8	—	—
Other (expense) income, net	(9.3)	(0.1)	2.7	—
Income before income taxes	647.0	5.0	387.7	3.2
Income tax expense	(243.9)	(1.9)	(142.8)	(1.2)
Net income	$403.1	3.1%	$244.9	2.0%

(1)	Percentages may not total due to rounding.

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015		2014
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate:
Medium/Large	$5,758.2	44.3%	$5,485.4	45.4%	$272.8	5.0%
Small Business	1,058.2	8.2	990.1	8.2	68.1	6.9
Total Corporate	6,816.4	52.5	6,475.5	53.6	340.9	5.3

Public:
Government	1,675.9	12.9	1,449.4	12.0	226.5	15.6
Education	1,807.0	13.9	1,824.0	15.1	(17.0)	(0.9)
Healthcare	1,642.6	12.6	1,606.0	13.3	36.6	2.3
Total Public	5,125.5	39.4	4,879.4	40.4	246.1	5.0

Other	1,046.8	8.1	719.6	6.0	327.2	45.5

Total Net sales	$12,988.7	100.0%	$12,074.5	100.0%	$914.2	7.6%

(1)	There were 254 selling days for the years ended December 31, 2015 and 2014.
Total Net sales in 2015 increased $914.2 million, or 7.6%, to $12,988.7 million, compared to $12,074.5 million in 2014, reflecting both organic net sales growth and the impact of consolidating five months of Kelway net sales. Customer priorities continued to shift more towards integrated solutions, which drove higher growth in solutions sales compared to transactional product sales. Strong sales performance in solutions-focused products was driven by netcomm and server and server-related products. The growth in transactional products was led by notebooks/mobile devices, partially offset by a decline in desktop computers.
Organic net sales, which excludes the impact of the acquisition of Kelway, increased $563.5 million, or 4.7%, to $12,638.0 million in 2015, compared to $12,074.5 million in 2014. Organic net sales on a constant currency basis, which excludes the impact of foreign currency translation, in 2015 increased $635.0 million, or 5.3%, to $12,638.0 million, compared to $12,003.0 million in 2014. For additional information, see “Non-GAAP Financial Measure Reconciliations” below.
Corporate segment net sales in 2015 increased $340.9 million, or 5.3%, compared to 2014, driven by sales growth in both our medium/large and small business customer channels and reflecting stronger performance in solutions sales compared to transactional product sales. Within our Corporate segment, net sales to medium/large customers increased $272.8 million, or 5.0%, year over year, primarily due to strong sales performance in solutions-focused products driven by netcomm products and server and server-related products. Growth in transactional products was driven by notebook/mobile devices, partially offset by a decline in desktop computers. Net sales to small business customers increased by $68.1 million, or 6.9%, between periods, driven by growth in notebooks/mobile devices and netcomm products, partially offset by a decline in desktop computers.
Public segment net sales in 2015 increased $246.1 million, or 5.0%, between years, due to strong sales performance in government and growth in healthcare, partially offset by education remaining relatively flat. Net sales to government customers increased $226.5 million, or 15.6%, between periods, as sales to both federal and state/local government customers experienced mid-teens growth. The increase in net sales to the federal government was driven by growth in sales of netcomm products, software and enterprise storage, as we continued to benefit from strategic changes made to better align with new federal government purchasing programs implemented last year. A continued focus on public safety drove the increase in net sales to state/local government customers, which was led by netcomm products, notebooks/mobile devices and software, partially offset by a decline in desktop computers. Net sales to education customers decreased $17.0 million, or 0.9%, year over year, primarily due to declines in notebooks/mobile devices, partially offset by growth in netcomm products. Net sales to healthcare customers increased $36.6 million, or 2.3%, year over year, driven by growth in netcomm and server-related products, partially offset by declines in desktop computers and point-of-care technology carts, as some of our larger customers shifted priorities to reducing costs due to industry consolidation.
Net sales in Other in 2015 increased $327.2 million, or 45.5%, compared 2014. Other is comprised of CDW Advanced Services, Canada and Kelway. The increase in net sales was driven by the impact of consolidating five months of Kelway net sales, as well as growth in CDW Advanced Services, partially offset by a decline in the U.S. dollar-denominated net sales of Canada. The net sales of Canada in constant currency continued to grow during 2015 compared to 2014.
Gross profit
Gross profit increased $194.5 million, or 10.1%, to $2,115.8 million in 2015, compared to $1,921.3 million in 2014. As a percentage of net sales, Gross profit increased 40 basis points to 16.3% in 2015, from 15.9% in 2014.
Net service contract revenue, including items such as third-party services, warranties and SaaS contributed a positive impact of 15 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. Gross profit margin was positively impacted 15 basis points due to a higher mix of services and improved product margin. We also experienced a favorable impact of 10 basis points from vendor partner funding. Vendor partner funding includes purchase discounts, volume rebates and cooperative advertising.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $115.7 million, or 10.4%, to $1,226.0 million in 2015, compared to $1,110.3 million in 2014. As a percentage of total Net sales, Selling and administrative expenses increased 20 basis points to 9.4% in 2015, up from 9.2% in 2014. Sales payroll costs increased $60.1 million, or 12.0%, year over year, primarily due to increased sales compensation consistent with growth in solutions-related sales, an increase in Gross profit and consolidating five months of incremental Kelway sales payroll costs. In addition, certain coworker costs increased $9.5 million, or 3.8%, during 2015 compared to the prior year, due to higher costs consistent with increased coworker count, primarily due to our acquisition of Kelway. Total coworker count was 8,465 at December 31, 2015, up 1,254 from 7,211 at December 31, 2014. Amortization expense related to intangibles increased $16.7 million, or 9.2%, during 2015 compared to 2014, primarily due to incremental amortization expense related to the intangible assets arising from our acquisition of Kelway. Non-cash equity-based compensation expense increased $14.8 million, or 90.7%, during 2015 compared to 2014, primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2015, performance against long-term incentive program targets and equity awards granted in connection with our acquisition of Kelway. In addition, we incurred $10.2 million of acquisition and integration costs in 2015 related to our acquisition of Kelway.
Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
	2015		2014
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Income from Operations
Segments: (1)
Corporate	$470.1	6.9%	$439.8	6.8%	6.9%
Public	343.3	6.7	313.2	6.4	9.6
Other (2)	43.1	4.1	32.9	4.6	31.0
Headquarters (3)	(114.5)	nm*	(112.9)	nm*	1.4
Total Income from operations	$742.0	5.7%	$673.0	5.6%	10.3%

* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes the financial results for our other operating segments, CDW Advanced Services, Canada and five months for Kelway, which do not meet the reportable segment quantitative thresholds.

(3)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $742.0 million in 2015, an increase of $69.0 million, or 10.3%, compared to $673.0 million in 2014. Total operating margin increased 10 basis points to 5.7% in 2015, from 5.6% in 2014. Operating margin was positively impacted by the increase in gross profit margin, partially offset by an increase in Selling and administrative expenses as a percentage of Net sales. This increase was driven by higher Net sales and Gross profit.
Corporate segment income from operations was $470.1 million in 2015, an increase of $30.3 million, or 6.9%, compared to $439.8 million in 2014. Corporate segment operating margin increased 10 basis points to 6.9% in 2015, from 6.8% in 2014. This increase was driven by higher net sales and gross profit.
Public segment income from operations was $343.3 million in 2015, an increase of $30.1 million, or 9.6%, compared to $313.2 million in 2015. Public segment operating margin increased 30 basis points to 6.7% in 2015, from 6.4% in 2014. This increase was driven by higher net sales and gross profit.
Interest expense, net
At December 31, 2015, our outstanding long-term debt totaled $3,259.7 million, compared to $3,166.0 million at December 31, 2014, an increase of $93.7 million primarily due to the completion of the acquisition of Kelway. Net interest expense in 2015 was $159.5 million, a decrease of $37.8 million, compared to $197.3 million in 2014. This decrease was primarily due to lower effective interest rates for 2015, compared to 2014 as a result of redemptions and refinancing activities completed during 2014 and 2015.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During 2015, we recorded a net loss on extinguishments of long-term debt of $24.3 million compared to $90.7 million in 2014.
Net loss on extinguishments of long-term debt for the years ended December 31, 2015 and 2014 are as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Amount Extinguished	Loss Recognized
For the Year Ended December 31, 2015
March 2015	2019 Senior Notes	$503.9	$(24.3)	(1)
Total Loss Recognized			$(24.3)

For the Year Ended December 31, 2014
December 2014	2019 Senior Notes	$541.4	$(36.9)	(1)
September 2014	2019 Senior Notes	234.7	(22.1)	(1)
August 2014	8.0% Senior Secured Notes due 2018	325.0	(23.7)	(1)
June 2014	Revolving Loan	—	(0.4)	(2)
May 2014	12.535% Senior Subordinated Exchange Notes due 2017	42.5	(2.2)	(1)
March 2014	2019 Senior Notes	25.0	(2.7)	(1)
January and February 2014	12.535% Senior Subordinated Exchange Notes due 2017	50.0	(2.7)	(1)
Total Loss Recognized			$(90.7)

(1)
We redeemed or repurchased all of or a portion of the remaining aggregate principal amount outstanding. The loss recognized represents the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs and/or premium.

(2)
We entered into the Revolving Loan, a new $1,250 million five-year senior secured asset-based revolving credit facility. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on June 24, 2016. The loss recognized represents the write-off of a portion of unamortized deferred financing costs.

Gain on remeasurement of equity investment
On August 1, 2015, we completed the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100%, and provided us control. As a result, our previously held 35% equity investment was remeasured to fair value, resulting in a gain of $98.1 million recorded in Gain on remeasurement of equity investment in the Consolidated Statements of Operations.
Income tax expense
Income tax expense was $243.9 million in 2015, compared to $142.8 million in 2014. The effective income tax rate, expressed by calculating income tax expense or benefit as a percentage of income before income taxes, was 37.7% and 36.8% for 2015 and 2014, respectively.
For 2015, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes and withholding tax expense on the earnings of our Canadian business as a result of no longer asserting permanent reinvestment which was partially offset by a deferred tax benefit as a result of a tax rate reduction in the U.K. For 2014, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, including current year state income tax credits. The higher effective tax rate for 2015 as compared to 2014 was primarily attributable to higher state income taxes due to lower state income tax credits and the aforementioned Canadian withholding tax expense partially offset by the deferred tax benefit reflecting the tax rate reduction in the U.K. We are asserting that the unremitted earnings of our U.K. business are indefinitely reinvested.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis for the years ended December 31, 2015 and 2014 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated Net income before interest expense, Income tax expense, Depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Organic net sales growth is calculated as net sales growth excluding the impact of acquisitions recorded within the last twelve months. Organic net sales growth on a constant currency basis is calculated as organic net sales growth excluding the impact of foreign currency translation on organic net sales compared to the prior period. Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe that Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA is also the primary measure used in certain key covenants and definitions contained in the credit agreement governing our Term Loan, including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, our ability to make certain investments, incur additional debt and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Non-GAAP net income
Non-GAAP net income was $503.5 million for the year ended December 31, 2015, an increase of $93.6 million, or 22.8%, compared to $409.9 million for the year ended December 31, 2014.

	Years Ended December 31,
(in millions)	2015	2014
Net income	$403.1	$244.9
Amortization of intangibles(1)	173.9	161.2
Non-cash equity-based compensation	31.2	16.4
Non-cash equity-based compensation related to equity investment(2)	20.0	—
Net loss on extinguishments of long-term debt	24.3	90.7
Acquisition and integration expenses(3)	10.2	—
Gain on remeasurement of equity investment(4)	(98.1)	—
Other adjustments(5)	3.7	(0.3)
Aggregate adjustment for income taxes (6)	(64.8)	(103.0)
Non-GAAP net income(7)	$503.5	$409.9

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to our acquisition of Kelway.

(3)	Primarily includes expenses related to the acquisition of Kelway.

(4)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway.

(5)	Primarily includes expenses related to the consolidation of office locations north of Chicago and secondary-offering-related expenses.

(6)
Based on a normalized effective tax rate of 38.0% (39.0% prior to the Kelway acquisition), except for the non-cash equity-based compensation from our equity investment and the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway, which were tax effected at a rate of 35.4%. The aggregate adjustment for income taxes also includes a $4.0 million deferred tax benefit recorded during the year ended December 31, 2015 as a result of a tax rate reduction in the United Kingdom and additional tax expense during the year ended December 31, 2015 of $3.3 million as a result of recording withholding tax on the unremitted earnings of our Canadian subsidiary. Additionally, note that certain acquisition costs are non-deductible.

(7)	Includes the impact of consolidating five months for the year ended December 31, 2015 of Kelway's financial results.
Adjusted EBITDA
Adjusted EBITDA was $1,018.5 million for the year ended December 31, 2015, an increase of $111.5 million, or 12.3%, compared to $907.0 million for the year ended December 31, 2014. As a percentage of Net sales, Adjusted EBITDA was 7.8% and 7.5% for the years ended December 31, 2015 and 2014, respectively.

	Years Ended December 31,
(in millions)	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Net income	$403.1		$244.9
Depreciation and amortization	227.4		207.9
Income tax expense	243.9		142.8
Interest expense, net	159.5		197.3
EBITDA	1,033.9	8.0%	792.9	6.6%

Adjustments:
Non-cash equity-based compensation	31.2		16.4
Net loss on extinguishments of long-term debt	24.3		90.7
Loss (income) from equity investments(1)	10.1		(2.2)
Acquisition and integration expenses(2)	10.2		—
Gain on remeasurement of equity investment(3)	(98.1)		—
Other adjustments(4)	6.9		9.2
Total adjustments	(15.4)		114.1

Adjusted EBITDA(5)	$1,018.5	7.8%	$907.0	7.5%

(1)
Represents our share of net (income) loss from our equity investments. Our share of Kelway's net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to the acquisition.

(2)	Primarily includes expenses related to the acquisition of Kelway.

(3)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of Kelway.

(4)
Primarily includes certain historical retention costs, unusual, non-recurring litigation matters, secondary-offering-related expenses and expenses related to the consolidation of office locations north of Chicago.

(5)	Includes the impact of consolidating five months for the year ended December 31, 2015 of Kelway's financial results.
Organic net sales growth and organic net sales growth on constant currency basis
Organic net sales, which excludes the impact of the acquisition of Kelway, increased $563.5 million, or 4.7%, to $12,638.0 million for the year ended December 31, 2015, compared to $12,074.5 million for the year ended December 31, 2014. Organic net sales on a constant currency basis, which excludes the impact of foreign currency translation, for the year ended December 31, 2015 increased $635.0 million, or 5.3%, to $12,638.0 million, compared to $12,003.0 million for the year ended December 31, 2014.

	Years Ended December 31,
(in millions)	2015	2014	% Change
Net sales, as reported	$12,988.7	$12,074.5	7.6%
Impact of acquisition (1)	(350.7)	—
Organic net sales	$12,638.0	$12,074.5	4.7%
Foreign currency translation (2)	—	(71.5)
Organic net sales, on a constant currency basis	$12,638.0	$12,003.0	5.3%

(1)	Represents five months for the year ended December 31, 2015 of Kelway's financial results.

(2)	Represents the effect of translating the prior year results of our Canadian subsidiary at the average exchange rates applicable in the current year.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Results of operations, in dollars and as a percentage of net sales, for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$12,074.5	100.0%	$10,768.6	100.0%
Cost of sales	10,153.2	84.1	9,008.3	83.7
Gross profit	1,921.3	15.9	1,760.3	16.3
Selling and administrative expenses	1,110.3	9.2	1,120.9	10.4
Advertising expense	138.0	1.1	130.8	1.2
Income from operations	673.0	5.6	508.6	4.7
Interest expense, net	(197.3)	(1.6)	(250.1)	(2.3)
Net loss on extinguishments of long-term debt	(90.7)	(0.8)	(64.0)	(0.6)
Other income, net	2.7	—	1.0	—
Income before income taxes	387.7	3.2	195.5	1.8
Income tax expense	(142.8)	(1.2)	(62.7)	(0.6)
Net income	$244.9	2.0%	$132.8	1.2%
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014		2013
(dollars in millions)	Net Sales	Percentage of Total Net sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate:
Medium / Large	$5,485.4	45.4%	$5,052.7	46.9%	$432.7	8.6%
Small Business	990.1	8.2	907.4	8.4	82.7	9.1
Total Corporate	6,475.5	53.6	5,960.1	55.3	515.4	8.6

Public:
Government	1,449.4	12.0	1,250.6	11.6	198.8	15.9
Education	1,824.0	15.1	1,449.0	13.5	375.0	25.9
Healthcare	1,606.0	13.3	1,464.9	13.6	141.1	9.6
Total Public	4,879.4	40.4	4,164.5	38.7	714.9	17.2

Other	719.6	6.0	644.0	6.0	75.6	11.7

Total Net sales	$12,074.5	100.0%	$10,768.6	100.0%	$1,305.9	12.1%

(1)	There were 254 selling days for the years ended December 31, 2014 and 2013.
Total Net sales in 2014 increased $1,305.9 million, or 12.1%, to $12,074.5 million, compared to $10,768.6 million in 2013. The increase in total Net sales was primarily the result of continued growth in transactional products driven by notebooks/mobile devices and desktop computers, as customers across all channels refreshed their client devices and K-12 customers continued to prepare for digital testing requirements, and the addition of more than 140 customer-facing coworkers, the majority in pre- and post-sale technical positions such as technical specialists and service delivery roles. Growth in solutions-focused products, including netcomm and software, also contributed to the increase in Net sales during 2014.

Corporate segment net sales in 2014 increased $515.4 million, or 8.6%, compared to 2013, driven by sales growth in the medium/large customer channel. Within our Corporate segment, net sales to medium/large customers increased $432.7 million, or 8.6%, year over year, primarily due to customers refreshing their client devices and making continued investments in technology infrastructure and a continued focus on seller productivity. This increase was led by growth in notebooks/mobile devices, netcomm products, software, and desktop computers. Net sales to small business customers increased $82.7 million, or 9.1%, year over year, driven by growth in notebooks/mobile devices and desktop computers due to customers refreshing their client devices.
Public segment net sales in 2014 increased $714.9 million, or 17.2%, year over year, driven by strong performance across all channels. In 2013, and through the second quarter of 2014, Public segment results were impacted by the combined and residual negative effects of sequestration, the partial shutdown of the federal government in 2013 and federal government budget uncertainty. However, with the finalization of federal budget allocations in early 2014, we began to see improvement in federal sales in the second quarter of 2014 and saw continued momentum through the third quarter of 2014 in conjunction with the federal fiscal year-end. This recovery continued into the fourth quarter of 2014 in connection with increased customer confidence that a federal budget for 2015 would be in place. Net sales to government customers increased $198.8 million, or 15.9%. The increase in net sales to the federal government was led by increases in sales of notebooks/mobile devices and desktop computers. The increase in net sales to state/local government customers was led by growth in sales of notebooks/mobile devices, netcomm products, enterprise storage, and software due to a continued focus on public safety solutions. Net sales to education customers increased $375.0 million, or 25.9%, year over year, led by growth in net sales to K-12 customers, reflecting increased sales of notebooks/mobile devices to support digital testing requirements. Net sales to healthcare customers increased $141.1 million, or 9.6%, between periods, driven by growth in netcomm products, notebook/mobile devices, and desktop computers.
Gross profit
Gross profit increased $161.0 million, or 9.1%, to $1,921.3 million in 2014, compared to $1,760.3 million in 2013. As a percentage of Net sales, Gross profit decreased 40 basis points to 15.9% during 2014, down from 16.3% in 2013. Gross profit margin was negatively impacted 30 basis points by unfavorable price/mix changes within product margin, as transactional product categories such as notebooks/mobile devices and desktops experienced a higher rate of net sales growth than our overall net sales growth, accompanied by continuing product margin compression in these product categories. Additionally, we experienced an unfavorable impact of 10 basis points from vendor funding in 2014. Although vendor funding dollars increased, it represented a lower percentage of Net sales in 2014 compared to 2013. Vendor funding includes purchase discounts, volume rebates and cooperative advertising.
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
As a percentage of Net sales, Selling and administrative expenses decreased 120 basis points to 9.2% in 2014, down from 10.4% in 2013. The decrease in Selling and administrative expenses as a percentage of Net sales was largely driven by a decline of 70 basis points in costs related to the IPO in 2013. Sales payroll as a percentage of Net sales also decreased 30 basis points during 2014, reflecting the lower cost to serve transactional sales compared to solutions-focused sales, consistent with our variable compensation cost structure.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change in Income from operations for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
	2014		2013
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Income from Operations
Segments: (1)
Corporate	$439.8	6.8%	$363.3	6.1%	21.1%
Public	313.2	6.4	246.5	5.9	27.1
Other	32.9	4.6	27.2	4.2	20.9
Headquarters (2)	(112.9)	nm*	(128.4)	nm*	12.0
Total Income from operations	$673.0	5.6%	$508.6	4.7%	32.3%

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
Interest expense, net
At December 31, 2014, our outstanding long-term debt totaled $3,166.0 million, compared to $3,226.0 million at December 31, 2013. We reduced our long-term debt during 2014 through refinancing activities to redeem our higher interest debt. Net interest expense in 2014 was $197.3 million, a decrease of $52.8 million, compared to $250.1 million in 2013. This decrease was primarily due to lower debt balances and effective interest rates for 2014, compared to 2013 as a result of debt repayments and refinancing activities completed during 2014 and 2013.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During 2014, we recorded a net loss on extinguishments of long-term debt of $90.7 million compared to $64.0 million in 2013.

Net loss on extinguishments of long-term debt for the year ended December 31, 2014 is as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Amount Extinguished	Loss Recognized
For the Year Ended December 31, 2014
December 2014	2019 Senior Notes	$541.4	$(36.9)	(1)
September 2014	2019 Senior Notes	234.7	(22.1)	(1)
August 2014	8.0% Senior Secured Notes due 2018	325.0	(23.7)	(1)
June 2014	Revolving Loan	—	(0.4)	(2)
May 2014	12.535% Senior Subordinated Exchange Notes due 2017	42.5	(2.2)	(1)
March 2014	2019 Senior Notes	25.0	(2.7)	(1)
January and February 2014	12.535% Senior Subordinated Exchange Notes due 2017	50.0	(2.7)	(1)
Total Loss Recognized			$(90.7)

For the Year Ended December 31, 2013
October 2013	12.535% Senior Subordinated Exchange Notes due 2017	$155.0	$(8.5)	(1)
August 2013	12.535% Senior Subordinated Exchange Notes due 2017	324.0	(24.6)	(1)
July 2013	8.0% Senior Secured Notes due 2018	175.0	(16.7)	(1)
April 2013	Senior Secured Term Loan	—	(10.3)	(3)
March 2013	12.535% Senior Subordinated Exchange Notes due 2017	50.0	(3.9)	(1)
Total Loss Recognized			$(64.0)

(1)
We redeemed or repurchased all or a portion of the aggregate principal amount outstanding. The loss recognized represents the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for a portion of the unamortized deferred financing costs and/or unamortized premium.

(2)
We entered into the Revolving Loan, a new $1,250 million five-year senior secured asset-based revolving credit facility. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on June 24, 2016. The loss recognized represents the write-off of a portion of unamortized deferred financing costs.

(3)
We entered into the Term Loan, a new $1,350 million seven-year Senior Secured Term Loan Facility. Substantially all of the proceeds were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility. The loss recognized represents the write-off of a portion of unamortized deferred financing costs.

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

Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA and Adjusted EBITDA for the years ended December 31, 2014 and 2013 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated Net income before Interest expense, Income tax expense, Depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Non-GAAP net income, EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe that Non-GAAP net income, EBITDA and Adjusted EBITDA provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA is also the primary measure used in certain key covenants and definitions contained in the credit agreement governing our Term Loan, including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, our ability to make certain investments, incur additional debt and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Non-GAAP net income
Non-GAAP net income was $409.9 million for the year ended December 31, 2014, an increase of $95.6 million, or 30.4%, compared to $314.3 million for the year ended December 31, 2013.

	Years Ended December 31,
(in millions)	2014	2013
Net income	$244.9	$132.8
Amortization of intangibles (1)	161.2	161.2
Non-cash equity-based compensation	16.4	8.6
Net loss on extinguishments of long-term debt	90.7	64.0
Other adjustments (2)	(0.3)	61.2
Aggregate adjustment for income taxes (3)	(103.0)	(113.5)
Non-GAAP net income	$409.9	$314.3

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)
Includes ($0.6 million) and ($6.3 million) of unusual, non-recurring litigation matters, ($1.1 million) and ($7.5 million) of adjustments to interest expense resulting from debt extinguishments and $1.4 million and $75.0 million of IPO and secondary-offering related expenses in 2014 and 2013, respectively.

(3)	Based on a normalized effective tax rate of 39.0%.
Adjusted EBITDA
Adjusted EBITDA was $907.0 million for the year ended December 31, 2014, an increase of $98.5 million, or 12.2%, compared to $808.5 million for the year ended December 31, 2013. As a percentage of Net sales, Adjusted EBITDA was 7.5% for both the years ended December 31, 2014 and 2013.

	Years Ended December 31,
(in millions)	2014	Percentage of Net Sales	2013	Percentage of Net Sales
Net income	$244.9		$132.8
Depreciation and amortization	207.9		208.2
Income tax expense	142.8		62.7
Interest expense, net	197.3		250.1
EBITDA	792.9	6.6%	653.8	6.1%

Adjustments:
Non-cash equity-based compensation	16.4		8.6
Net loss on extinguishments of long-term debt	90.7		64.0
Income from equity investments	(2.2)		(0.6)
Other adjustments (1)	9.2		82.7
Total adjustments	114.1		154.7

Adjusted EBITDA	$907.0	7.5%	$808.5	7.5%

(1)
Primarily includes ($0.9 million) and ($4.1 million) of unusual, non-recurring litigation matters, $8.7 million and $9.2 million of historical retention costs and $1.4 million and $75.0 million of IPO and secondary-offering related expenses in 2014 and 2013, respectively.

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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations. We also have $843.1 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($73.7 million) under the Kelway revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, dividend payments, acquisitions and stock repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
Long-Term Debt Activities
During the year ended December 31, 2015 we had debt refinancings. In connection with these refinancings, we recorded a loss on extinguishment of long-term debt of $24.3 million in our Consolidated Statement of Operations for the year ended December 31, 2015. See Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements for additional details.
Share Repurchase Program
During 2015, we repurchased 6.3 million shares of our common stock for $241.3 million under the previously announced $500 million share repurchase program. For more information on our share repurchase program, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Acquisition
On August 1, 2015, we completed the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100% and provided us control. For further details regarding the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements.
Dividends
A summary of 2015 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.0675	February 10, 2015	February 25, 2015	March 10, 2015
$0.0675	May 7, 2015	May 26, 2015	June 10, 2015
$0.0675	August 3, 2015	August 25, 2015	September 10, 2015
$0.1075	November 4, 2015	November 25, 2015	December 10, 2015
$0.3100
On February 9, 2016, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.1075 per share. The dividend will be paid on March 10, 2016 to all stockholders of record as of the close of business on February 25, 2016.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$277.5	$435.0	$366.3
Investing activities	(354.4)	(164.8)	(47.1)

Net change in accounts payable - inventory financing	95.9	75.5	7.4
Other financing activities	(322.4)	(187.5)	(175.7)
Financing activities	(226.5)	(112.0)	(168.3)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	(1.8)	(0.7)
Net (decrease) increase in cash and cash equivalents	$(306.9)	$156.4	$150.2

Operating Activities
Cash flows from operating activities are as follows:

	Years Ended December 31,
(in millions)	2015	2014	Dollar Change
Net income	$403.1	$244.9	$158.2
Adjustments for the impact of non-cash items(1)	150.3	231.9	(81.6)
Net income adjusted for the impact of non-cash items(2)	553.4	476.8	76.6
Changes in assets and liabilities:
Accounts receivable(3)	(342.6)	(117.6)	(225.0)
Merchandise inventory(4)	(31.5)	44.2	(75.7)
Accounts payable-trade(5)	100.5	43.7	56.8
Other	(2.3)	(12.1)	9.8
Net cash provided by operating activities	$277.5	$435.0	$(157.5)

(1)
Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense, Gain on remeasurement of equity method investment, Loss (income) from equity method investment and net loss on extinguishments of long-term debt.

(2)
The increase in cash flows reflected stronger operating results driven by organic sales growth and the impact of consolidating five months of Kelway financial results. A decrease in the net loss on extinguishments of long-term debt, as a result of fewer debt refinancing activities in 2015 as compared to 2014, and lower interest expense, partially offset by higher income tax expense, also contributed to the strong operating results.

(3)
The decrease in cash flows was driven by a higher accounts receivable balance at December 31, 2015 driven by higher sales in our Public segment where customers generally take longer to pay than customers in our Corporate segment, slower government payments in certain states due to budget issues and the lower accounts receivable balance at December 31, 2014 driven by early payments from certain customers.

(4)
The decrease in cash flows was primarily due to the lower inventory balance as of December 31, 2014 as a result of the timing of inventory receipts and earlier than expected inventory shipments at the end of 2014 due to accelerated customer roll-outs and an increase in inventory on-hand as of December 31, 2015 to support the growth in the business.

(5)	The increase in cash flows was primarily due to the timing of inventory purchases, longer payment terms with certain vendors and growth in the business.

	Years Ended December 31,
(in millions)	2014	2013	Dollar Change
Net income	$244.9	$132.8	$112.1
Adjustments for the impact of non-cash items(1)	231.9	280.6	(48.7)
Net income adjusted for the impact of non-cash items(2)	476.8	413.4	63.4
Changes in assets and liabilities:
Accounts receivable	(117.6)	(170.8)	53.2
Merchandise inventory(3)	44.2	(67.5)	111.7
Accounts payable-trade(4)	43.7	146.1	(102.4)
Other	(12.1)	45.1	(57.2)
Net cash provided by operating activities	$435.0	$366.3	$68.7

(1)	Includes items such as depreciation and amortization, equity-based compensation expense and net loss on extinguishments of long-term debt.

(2)	The increase in cash flows reflected stronger operating results in 2014 compared to 2013.

(3)	The increase in cash flows was primarily due to the timing of inventory receipts and earlier than expected inventory shipments at the end of 2014 due to accelerated customer rollouts.

(4)	The decline in cash flows was driven by the timing of inventory purchases at the end of 2014 versus 2013.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2015	2014	2013
Days of sales outstanding (DSO) (1)	48	42	44
Days of supply in inventory (DIO) (2)	13	13	14
Days of purchases outstanding (DPO) (3)	(40)	(34)	(35)
Cash conversion cycle	21	21	23

(1)
Represents the rolling three-month average of the balance of trade accounts receivable, net at the end of the period divided by average daily net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.

(2)	Represents the rolling three-month average of the balance of Merchandise inventory at the end of the period divided by average daily cost of goods sold for the same three-month period.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade, excluding cash overdrafts, and accounts payable-inventory financing at the end of the period divided by average daily cost of goods sold for the same three-month period.

The cash conversion cycle remained at 21 days at December 31, 2015 and December 31, 2014. The increase in DSO was primarily driven by a higher Accounts receivable balance at December 31, 2015 driven by higher Public segment sales where customers generally take longer to pay than customers in our Corporate segment, slower government payments in certain states due to budget issues and an increase in Net sales and related Accounts receivable for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the Statement of Operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sale in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to net sales. In addition to the impact of these services on DPO, DPO also increased due to the mix of payables with certain vendors that have longer payment terms.
The cash conversion cycle decreased to 21 days at December 31, 2014 compared to 23 days at December 31, 2013, primarily driven by improvement in DSO. The decline in DSO was primarily driven by improved collections and early payments from certain customers. Additionally, the timing of inventory receipts at the end of 2014 had a favorable impact on DIO and an unfavorable impact on DPO.
Investing Activities
Net cash used in investing activities increased $189.6 million in 2015 compared to 2014. The increase was primarily due to the completion of the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock on August 1, 2015. Additionally, capital expenditures increased $35.1 million to $90.1 million from $55.0 million for 2015 and 2014, respectively, primarily for our new office location and an increase in spending related to improvements to our information technology systems.
Net cash used in investing activities increased $117.7 million in 2014 compared to 2013. We paid $86.8 million in the fourth quarter of 2014 to acquire a 35% non-controlling interest in Kelway. Additionally, capital expenditures increased $7.9 million to $55.0 million from $47.1 million in 2014 and 2013, respectively, primarily for improvements to our information technology systems during both years.
Financing Activities
Net cash used in financing activities increased $114.5 million in 2015 compared to 2014. The increase was primarily driven by share repurchases during the year ended December 31, 2015 which resulted in an increase in cash used for financing activities of $241.3 million. For more information on our share repurchase program, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The increase was partially offset by the changes in accounts payable-inventory financing, which resulted in an increase in cash provided for financing activities of $20.4 million, and the net impact of our debt transactions which resulted in cash outflows of $7.1 million and $145.9 million during the years ended December 31, 2015 and 2014, respectively. The increase in cash provided by accounts payable-inventory financing was primarily due to a new vendor added to our previously existing inventory financing agreement. For a description of the inventory financing transactions impacting each period, see Note 6 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements. For a description of the debt transactions impacting each period, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Net cash used in financing activities decreased $56.3 million in 2014 compared to 2013. The decrease was primarily driven by several debt refinancing transactions during each period and our July 2013 IPO, which generated net proceeds of $424.7 million after deducting underwriting discounts, expenses and transaction costs. The net impact of our debt transactions resulted in cash outflows of $145.9 million and $518.3 million during 2014 and 2013, respectively, as cash was used in each period to reduce our total long-term debt. For a description of the debt transactions impacting each period, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Long-Term Debt and Financing Arrangements
As of December 31, 2015, we had total indebtedness of $3.3 billion, of which $1.6 billion was secured indebtedness. At December 31, 2015, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $679.7 million at December 31, 2015.
For further details regarding our debt and each of the transactions described below, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
During the year ended December 31, 2015, the following events occurred with respect to our debt structure:

•
On August 1, 2015, we consolidated Kelway’s Term Loan and Kelway’s Revolving Credit Facility. Kelway’s Term Loan is denominated in British Pounds. The Kelway Revolving Credit Facility is a multi-currency revolving credit facility under which Kelway is permitted to borrow an aggregate amount of £50.0 million ($73.7 million) as of December 31, 2015.

•	On March 3, 2015, we completed the issuance of $525.0 million principal amount of 5.0% Senior Notes due 2023 which will mature on September 1, 2023.

•	On March 3, 2015, we redeemed the remaining $503.9 million aggregate principal amount of the 8.5% Senior Notes due 2019, plus accrued and unpaid interest through the date of redemption, April 2, 2015.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For further details, see Note 6 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases and asset retirement obligations. Our estimated future payments, based on undiscounted amounts, under contractual obligations that existed as of December 31, 2015, are as follows:

	Payments Due by Period
(in millions)	Total	< 1 year	1-3 years	4-5 years	> 5 years
Term Loan (1)	$1,703.4	$63.9	$126.3	$1,513.2	$—
Kelway Term Loan (1)	90.9	13.5	77.4	—	—
Senior Notes due 2022 (2)	852.0	36.0	72.0	72.0	672.0
Senior Notes due 2023 (2)	735.1	26.3	52.5	52.5	603.8
Senior Notes due 2024 (2)	859.7	31.6	63.3	63.3	701.5
Operating leases (3)	143.2	22.5	41.7	37.1	41.9
Asset retirement obligations (4)	1.8	0.8	0.5	0.3	0.2
Total	$4,386.1	$194.6	$433.7	$1,738.4	$2,019.4

(1)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for variable rate debt were calculated using interest rates as of December 31, 2015. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(2)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Notes is calculated using the stated interest rates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)
Includes the minimum lease payments for non-cancelable operating leases of properties and equipment used in our operations. Additionally, included in these amounts are future minimum lease payments commencing in the fourth quarter of 2016 that relate to the lease entered into in December 2014 for our new office location north of Chicago. Also reflected in these amounts is the future expiration of two leases in the first quarter of 2016 for facilities currently in use by us which will be consolidated into an office location north of Chicago and accordingly, these leases will not be renewed. Capital leases included in property and equipment are not material.

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
Commitments and Contingencies
The information set forth in Note 14 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Critical Accounting Policies and Estimates
The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These estimates have not historically required significant management judgment. Our actual results have not differed materially from our estimates, nor have we historically made significant changes to the methods for determining these estimates. We do not believe it is reasonably likely that the estimates and related assumptions will change materially in the foreseeable future however actual results could differ from those estimates.
In Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements, we include a discussion of the significant accounting policies used in the preparation of our Consolidated Financial Statements. We believe the following are the most critical accounting policies and estimates that include significant judgments used in the preparation of the Consolidated Financial Statements. We consider an accounting policy or estimate to be critical if it requires assumptions to be made that were uncertain at the time they were made, and if changes in these assumptions could have a material impact on our financial condition or results of operations.
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
We leverage drop-shipment arrangements with many of our vendors and suppliers to deliver products to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. We recognize revenue on a gross basis as the principal in the transaction because we are the primary obligor in the arrangement, we assume inventory risk if the product is returned by the customer, we set the price of the product charged to the customer, we assume credit risk for the amounts invoiced, and we work closely with our customers to determine their hardware and software specifications. These arrangements generally represent approximately 45% to 55% of total net sales, including approximately 15% to 20% related to electronic delivery for software licenses.
Revenue from professional services is either recognized as provided for services billed at an hourly rate, recognized using a percentage of completion model for fixed fee project work or recognized using a proportional performance model for services provided at a fixed fee. Revenue from cloud computing solutions including Software as a Service (“SaaS”) and Infrastructure as a Service (“IaaS”) arrangements, as well as data center services such as managed and remote managed services, server co-location, internet connectivity and data backup and storage, is recognized over the period service is provided.
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
We also sell some of our products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of the products and services. For each deliverable that represents a separate unit of accounting, total arrangement consideration is allocated based upon the relative selling prices of each element. The allocated arrangement consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by using vendor specific objective evidence (“VSOE”) if it exists. Otherwise, selling prices are determined using third party evidence (“TPE”). If neither VSOE or TPE is available, we use our best estimate of selling prices.
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
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level. We perform an evaluation of goodwill, utilizing either a quantitative or qualitative impairment test, on an annual basis, or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. Our reporting units used to assess potential goodwill impairment are the same as its operating segments.
Under a quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach (75%) and a market approach (25%), as this combination is considered the most indicative of our fair value in an orderly transaction between market participants.
Under the income approach, we determine fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The estimated future cash flows of each reporting unit are based on internally generated forecasts for the remainder of the respective reporting period and the next six years. We use a 3.5% long-term assumed consolidated annual net sales growth rate for periods after the six-year forecast.
Under the market approach, we utilize valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples are applied to the reporting units.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including net sales growth rates, gross margins, operating margins, discount rates and future market conditions, among others. Any changes in the judgments, estimates or assumptions used could produce significantly different results.
Under a qualitative assessment, the most recent quantitative assessment is the starting point to determine if it is more likely than not that the reporting unit’s goodwill is impaired. As part of this qualitative assessment, we assess relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price and entity-specific events.
December 1, 2015 Impairment Analysis
We completed our annual impairment analysis as of December 1, 2015 by utilizing a qualitative assessment for all reporting units. We determined that it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. As a result of this determination, the quantitative two-step impairment analysis was deemed unnecessary.

December 1, 2014 Impairment Analysis
We performed our annual impairment analysis as of December 1, 2014 by utilizing a quantitative assessment for all reporting units. Each reporting unit passed the first step of the analysis, and accordingly, we were not required to perform the second step of the analysis. The estimated fair value of our reporting units substantially exceeds the recorded carrying value. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets. Information regarding our 2014 impairment analysis is as follows:

	As of December 31, 2014
(in millions)	Percentage Fair Value Exceeds Carrying Value	Discount Rate Applied to Estimated Future Cash Flows
Corporate	169%	9.0%
Public	147%	9.0%
Canada	276%	9.3%
CDW Advanced Services	78%	11.5%
Intangible assets
Intangible assets include customer relationships, trade names, internally developed software and other intangibles. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful lives of the assets. The cost of software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful life of the software. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. In addition, each quarter, we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If we were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.
During the years ended December 31, 2015 and 2014, we concluded our intangible assets with determinable lives were not impaired and no significant changes to the remaining useful lives were necessary.
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
Recent Accounting Pronouncements
The information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Subsequent Events
The information set forth in Note 19 (Subsequent Events) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures of Market Risks
Interest Rate Risk
Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior secured asset-based revolving credit facility, our senior secured term loan facility, and the Kelway term loan are floating and, therefore, are subject to fluctuations. In order to manage the risk associated with changes in interest rates on borrowings under our senior secured term loan facility, we have entered into interest rate caps to add stability to interest expense and to manage our exposure to interest rate fluctuations.
As of December 31, 2015 we have twenty interest rate cap agreements in effect through January 14, 2017 with a combined notional amount of $1,400.0 million which entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 2.0% during the agreement period. For additional details, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” for information on cash flows, interest rates and maturity dates of our debt obligations.
Foreign Currency Risk
We transact business in foreign currencies other than the U.S. dollar, primarily the Canadian dollar and the British pound, which exposes us to foreign currency exchange rate fluctuations. Revenue and expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our international operating subsidiaries is the same as the corresponding local currency. Upon consolidation, as results of operations are translated, operating results may differ from expectations. The direct effect of foreign currency fluctuations on our results of operations has not been material as the majority of our results of operations are denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CDW Corporation

We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDW Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2016

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$37.6	$344.5
Accounts receivable, net of allowance for doubtful accounts of $6.0 and $5.7, respectively	2,017.4	1,561.1
Merchandise inventory	393.1	337.5
Miscellaneous receivables	198.4	155.6
Prepaid expenses and other	144.3	54.7
Total current assets	2,790.8	2,453.4
Property and equipment, net	175.4	137.2
Equity investments	—	86.7
Goodwill	2,500.4	2,217.6
Other intangible assets, net	1,276.4	1,168.8
Other assets	12.3	12.2
Total assets	$6,755.3	$6,075.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$866.5	$704.0
Accounts payable-inventory financing	439.6	332.1
Current maturities of long-term debt	27.2	15.4
Deferred revenue	151.9	81.3
Accrued expenses:
Compensation	120.4	130.1
Interest	25.1	28.1
Sales taxes	38.1	29.1
Advertising	52.3	34.0
Other	166.2	113.9
Total current liabilities	1,887.3	1,468.0
Long-term liabilities:
Debt	3,232.5	3,150.6
Deferred income taxes	469.6	475.0
Other liabilities	70.0	45.8
Total long-term liabilities	3,772.1	3,671.4
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; and no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 168.2 and 172.2 shares issued and outstanding, respectively	1.7	1.7
Paid-in capital	2,806.9	2,711.9
Accumulated deficit	(1,651.6)	(1,760.5)
Accumulated other comprehensive loss	(61.1)	(16.6)
Total stockholders’ equity	1,095.9	936.5
Total liabilities and stockholders’ equity	$6,755.3	$6,075.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts)

	Years Ended December 31,
	2015	2014	2013
Net sales	$12,988.7	$12,074.5	$10,768.6
Cost of sales	10,872.9	10,153.2	9,008.3
Gross profit	2,115.8	1,921.3	1,760.3
Selling and administrative expenses	1,226.0	1,110.3	1,120.9
Advertising expense	147.8	138.0	130.8
Income from operations	742.0	673.0	508.6
Interest expense, net	(159.5)	(197.3)	(250.1)
Net loss on extinguishments of long-term debt	(24.3)	(90.7)	(64.0)
Gain on remeasurement of equity investment	98.1	—	—
Other (expense) income, net	(9.3)	2.7	1.0
Income before income taxes	647.0	387.7	195.5
Income tax expense	(243.9)	(142.8)	(62.7)
Net income	$403.1	$244.9	$132.8

Net income per common share:
Basic	$2.37	$1.44	$0.85
Diluted	$2.35	$1.42	$0.84

Weighted-average common shares outstanding:
Basic	170.3	170.6	156.6
Diluted	171.8	172.8	158.7

Cash dividends declared per common share	$0.3100	$0.1950	$0.0425

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Years Ended December 31,
	2015	2014	2013
Net income	$403.1	$244.9	$132.8
Foreign currency translation (net of tax benefits of $0.3 million, $0.5 million and $0 million, respectively)	(44.5)	(10.3)	(6.7)
Other comprehensive loss	(44.5)	(10.3)	(6.7)
Comprehensive income	$358.6	$234.6	$126.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2012	—	$—	145.2	$1.4	$2,207.7	$(2,073.0)	$0.4	$136.5
Equity-based compensation expense	—	—	—	—	46.6	—	—	46.6
Issuance of common stock	—	—	26.8	0.3	424.4	—	—	424.7
Repurchase of common stock	—	—	—	—	—	(0.2)	—	(0.2)
Dividends paid	—	—	—	—	—	(7.3)		(7.3)
Reclassification to goodwill for accrued charitable contributions	—	—	—	—	9.4	—	—	9.4
Incentive compensation plan units withheld for taxes	—	—	—	—	—	(24.1)	—	(24.1)
Net income	—	—	—	—	—	132.8	—	132.8
Foreign currency translation	—	—	—	—	—	—	(6.7)	(6.7)
Balance at December 31, 2013	—	$—	172.0	$1.7	$2,688.1	$(1,971.8)	$(6.3)	$711.7
Equity-based compensation expense	—	—	—	—	16.4	—	—	16.4
Stock option exercises	—	—	—	—	1.3	—	—	1.3
Excess tax benefits from equity-based compensation	—	—	—	—	0.3	—	—	0.3
Coworker stock purchase plan	—	—	0.2	—	5.8	—	—	5.8
Dividends paid	—	—	—	—	—	(33.6)	—	(33.6)
Net income	—	—	—	—	—	244.9	—	244.9
Foreign currency translation	—	—	—	—	—	—	(10.3)	(10.3)
Balance at December 31, 2014	—	$—	172.2	$1.7	$2,711.9	$(1,760.5)	$(16.6)	$936.5
Equity-based compensation expense	—	—	—	—	28.3	—	—	28.3
Stock option exercises	—	—	0.1	—	2.4	—	—	2.4
Common stock issued for equity-based compensation	—	—	0.3	—	—	—	—	—
Excess tax benefits from equity-based compensation	—	—	—	—	0.6	—	—	0.6
Coworker stock purchase plan	—	—	0.3	—	8.7	—	—	8.7
Common stock issued for acquisition of business	—	—	1.6	—	55.0	—	—	55.0
Dividends paid	—	—	—	—	—	(52.9)	—	(52.9)
Net income	—	—	—	—	—	403.1	—	403.1
Repurchases of common stock	—	—	(6.3)	—	—	(241.3)	—	(241.3)
Foreign currency translation	—	—	—	—	—	—	(44.5)	(44.5)
Balance at December 31, 2015	—	$—	168.2	$1.7	$2,806.9	$(1,651.6)	$(61.1)	$1,095.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$403.1	$244.9	$132.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227.4	207.9	208.2
Equity-based compensation expense	31.2	16.4	46.6
Deferred income taxes	(54.5)	(89.1)	(48.7)
Amortization of deferred financing costs, debt premium and debt discount, net	6.4	6.4	8.8
Net loss on extinguishments of long-term debt	24.3	90.7	64.0
Loss (income) from equity investments	11.2	(1.2)	—
Gain on remeasurement of equity investment	(98.1)	—	—
Other	2.4	0.8	1.7
Changes in assets and liabilities:
Accounts receivable	(342.6)	(117.6)	(170.8)
Merchandise inventory	(31.5)	44.2	(67.5)
Other assets	(71.2)	(18.7)	(10.1)
Accounts payable-trade	100.5	43.7	146.1
Other current liabilities	47.5	1.7	64.1
Long-term liabilities	21.4	4.9	(8.9)
Net cash provided by operating activities	277.5	435.0	366.3
Cash flows from investing activities:
Capital expenditures	(90.1)	(55.0)	(47.1)
Payment for equity investment	—	(86.8)	—
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—
Premium payments on interest rate cap agreements	(0.5)	(2.1)	—
Acquisition of business, net of cash acquired	(263.8)	—	—
Net cash used in investing activities	(354.4)	(164.8)	(47.1)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	314.5	—	63.0
Repayments of borrowings under revolving credit facility	(314.5)	—	(63.0)
Repayments of long-term debt	(32.8)	(15.4)	(51.1)
Proceeds from issuance of long-term debt	525.0	1,175.0	1,535.2
Payments to extinguish long-term debt	(525.3)	(1,299.0)	(2,047.4)
Payments of debt financing costs	(6.8)	(21.9)	(6.1)
Net change in accounts payable-inventory financing	95.9	75.5	7.4
Proceeds from issuance of common stock	—	—	424.7
Proceeds from stock option exercises	2.4	1.3	—
Proceeds from Coworker Stock Purchase Plan	8.7	5.8	—
Repurchases of common stock	(241.3)	—	(0.2)
Dividends paid	(52.9)	(33.6)	(7.3)
Excess tax benefits from equity-based compensation	0.6	0.3	0.6
Payment of incentive compensation plan withholding taxes	—	—	(24.1)
Net cash used in financing activities	(226.5)	(112.0)	(168.3)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(1.8)	(0.7)
Net (decrease) increase in cash and cash equivalents	(306.9)	156.4	150.2
Cash and cash equivalents – beginning of period	344.5	188.1	37.9
Cash and cash equivalents – end of period	$37.6	$344.5	$188.1
Supplementary disclosure of cash flow information:
Interest paid	$(154.6)	$(195.8)	$(267.6)
Taxes paid, net	$(300.2)	$(241.2)	$(82.5)

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
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 17 (Supplemental Guarantor Information) and does not hold any material assets or engage in any business activities or operations.
On August 1, 2015, the Company completed the acquisition of Kelway TopCo Limited (“Kelway”) by purchasing the remaining 65% of its outstanding common stock which increased the Company’s ownership interest from 35% to 100%, and provided the Company control. For further details regarding the acquisition, see Note 3 (Acquisition).
CDW Corporation was previously owned directly by CDW Holdings LLC (“CDW Holdings”), a company controlled by investment funds affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”) and Providence Equity Partners L.L.C. (“Providence Equity”), certain other co-investors and certain members of CDW management. On October 12, 2007, CDW Corporation was acquired through a merger transaction by an entity controlled by investment funds affiliated with Madison Dearborn and Providence Equity (the “Madison Dearborn and Providence Equity Acquisition”).
On July 2, 2013, Parent completed an initial public offering (“IPO”) of its common stock. In connection with the IPO, CDW Holdings distributed all of its shares of Parent’s common stock to its members in June 2013 in accordance with the members’ respective membership interests and was subsequently dissolved in August 2013. For additional discussion of the IPO, see Note 10 (Stockholders’ Equity).
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company in the allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents include all deposits in banks and short-term (original maturities of three months or less at the time of purchase), highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that there is insignificant risk of changes in value due to interest rate changes.
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
Miscellaneous Receivables
Miscellaneous receivables generally consist of amounts due from vendors. The Company receives incentives from vendors related to cooperative advertising, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written vendor agreements with specified performance requirements and are recorded as adjustments to Cost of sales or Merchandise inventory, depending on the nature of the incentive.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the initial lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated useful lives of property and equipment are as follows:

Classification	Estimated Useful Lives
Machinery and equipment	5 to 10 years
Building and leasehold improvements	4 to 25 years
Computer and data processing equipment	3 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	4 to 10 years
The Company has asset retirement obligations associated with commitments to return property subject to operating leases to its original condition upon lease termination. The Company’s asset retirement liability was $1.8 million and $0.5 million as of December 31, 2015 and 2014, respectively.
Equity Investments
If the Company is not required to consolidate its investment in another entity because it does not have control, the Company uses the equity method if it (i) can exercise significant influence over the other entity and (ii) holds common stock of the other entity. Under the equity method, investments are carried at cost, plus or minus the Company’s share of equity in the increases and decreases in the investee’s net assets after the date of acquisition and adjustments for basis differences. The Company’s share of the net income or loss of equity method investees is included in Other (expense) income, net in the Consolidated Statements of Operations.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The Company performs an evaluation of goodwill, utilizing either a quantitative or qualitative impairment test, on an annual basis, or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units used to assess potential goodwill impairment are the same as its operating segments.
Under a quantitative assessment, testing for impairment of goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to determine the amount of impairment loss. Fair value of a reporting unit is determined by using a weighted combination of an income approach (75%) and a market approach (25%), as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants.
Under the income approach, the Company determines fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The estimated future cash flows of each reporting unit is based on internally generated forecasts for the remainder of the respective reporting period and the next six years. The Company uses a 3.5% long-term assumed consolidated annual net sales growth rate for periods after the six-year forecast.
Under the market approach, the Company utilizes valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples are applied to the reporting units.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including net sales growth rates, gross margins, operating margins, discount rates and future market conditions, among others. Any changes in the judgments, estimates or assumptions used could produce significantly different results.
Under a qualitative assessment, the most recent quantitative assessment is the starting point to determine if it is more- likely-than-not that the reporting unit’s goodwill is impaired. As part of this qualitative assessment, the Company assesses relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price and entity-specific events.
Intangible Assets
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
The following table shows estimated useful lives of definite-lived intangible assets:

Classification	Estimated Useful Lives
Customer relationships and contracts	3 to 14 years
Trade name	generally 20 years
Internally developed software	2 to 5 years
Other	1 to 10 years

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs
Deferred financing costs, such as underwriting, financial advisory, professional fees and other similar fees are capitalized and recognized in Interest expense, net over the estimated life of the related debt instrument using the effective interest method or straight-line method, as applicable. The Company classifies deferred financing costs as a direct deduction from the carrying value of the long-term debt liability on the Consolidated Balance Sheets, except for deferred financing costs associated with line-of-credit arrangements which are presented as an asset, included within “Other assets” on the Consolidated Balance Sheets.
Derivatives
The Company has entered into interest rate cap agreements for the purpose of economically hedging its exposure to fluctuations in interest rates. These derivatives are recorded at fair value in the Consolidated Balance Sheets.
The Company’s interest rate cap agreements are not designated as cash flow hedges of interest rate risk. Changes in fair value of the derivatives are recorded directly to Interest expense, net in the Consolidated Statements of Operations.
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
Level 2 – inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are included in Stockholders’ equity under Accumulated other comprehensive loss.
The components of accumulated other comprehensive loss are as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013
Foreign currency translation	$(61.1)	$(16.6)	$(6.3)
Accumulated other comprehensive loss	$(61.1)	$(16.6)	$(6.3)
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue from professional services is either recognized as provided for services billed at an hourly rate, recognized using a percentage of completion model for fixed fee project work or recognized using a proportional performance model for services provided at a fixed fee. Revenue from cloud computing solutions including Software as a Service (“SaaS”) and Infrastructure as a Service (“IaaS”) arrangements, as well as data center services such as managed and remote managed services, server co-location, internet connectivity and data backup and storage, is recognized over the period service is provided.
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
The Company also sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, total arrangement consideration is allocated based upon the relative selling prices of each element. The allocated arrangement consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by using vendor specific objective evidence (“VSOE”) if it exists. Otherwise, selling prices are determined using third-party evidence (“TPE”). If neither VSOE or TPE is available, the Company uses its best estimate of selling prices.
The Company records freight billed to its customers as Net sales and the related freight costs as a Cost of sales.
Deferred revenue includes (1) payments received from customers in advance of providing the product or performing services and (2) amounts deferred if other conditions of revenue recognition have not been met.
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s international operating subsidiaries is generally the same as the corresponding local currency. Assets and liabilities of the international operating subsidiaries are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of the international operating subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as Accumulated other comprehensive loss, which is reflected as a separate component of Stockholders’ equity.
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
Balance Sheet Classification of Deferred Taxes
In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and may be applied either prospectively or retrospectively. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Accounting for Measurement Period Adjustments in a Business Combination
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, eliminating the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This ASU is effective for the Company beginning in the first quarter of 2016, allows for early adoption and must be applied prospectively to adjustments to provisional amounts occurring after the effective date. The Company elected to early adopt ASU 2015-16 in the fourth quarter of 2015 and applied the new guidance to the measurement period adjustments recognized during the fourth quarter of 2015. For more information, see Note 3 (Acquisition).
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, amending the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value instead of the lower of cost or market value. This ASU is effective for the Company beginning in the first quarter

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 2017, allows for early adoption and must be applied prospectively after the date of adoption. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, amending the presentation of debt issuance costs by requiring deferred financing costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs are not affected by the amendments in this ASU. This ASU is effective for the Company beginning in the first quarter of 2016, allows for early adoption permitted and requires retrospective application to all prior periods.
The Company elected to early adopt ASU 2015-03 in the second quarter of 2015. As of June 30, 2015, the Company classified deferred financing costs as a direct deduction from the carrying value of the long-term debt liability on the Consolidated Balance Sheets. Additionally, as of June 30, 2015, the Company retroactively adjusted the deferred financing costs and long-term debt liability presented as of December 31, 2014 by reducing the long-term debt liability by the amount of the deferred financing costs and eliminating the presentation of deferred financing costs as an asset on the Consolidated Balance Sheets.
In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update), clarifying the SEC’s views on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The ASU allows for an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. This ASU is effective upon issuance and the Company adopted it in the third quarter of 2015. As of September 30, 2015, the Company classified deferred financing costs related to the Senior Secured Asset-Based Revolving Credit Facility as an asset, included within Other Assets on the Consolidated Balance Sheets. The Company retroactively adjusted the deferred financing costs and long-term debt liability presented as of December 31, 2014 to align it to the presentation required by ASU 2015-15.
These adjustments had no impact on Net income, Comprehensive income, total Stockholders’ equity cash flows, or Adjusted EBITDA, a non-GAAP measure defined in the Company’s credit agreement. The Company has determined the adjustments are not material either individually or in aggregate to any of its previously issued Consolidated Financial Statements. A summary of the revisions to the Consolidated Balance Sheet at December 31, 2014 is as follows:

	December 31, 2014
(in millions)	As Previously Reported	As Reported Upon Adoption of ASU 2015-03 and ASU 2015-15
Deferred financing costs, net	$33.0	$—
Other assets	$3.2	$12.2
Long-term debt	$(3,174.6)	$(3,150.6)
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), replacing most existing revenue recognition guidance under GAAP and eliminating industry specific guidance. The core principal of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date by one year. This ASU will be effective for the Company beginning in the first quarter of 2018, allows for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the method of adoption and the impact this ASU will have on its Consolidated Financial Statements.

3.	Acquisition
On August 1, 2015, the Company completed the acquisition of Kelway by purchasing the remaining 65% of its outstanding common stock which increased the Company’s ownership interest from 35% to 100%, and provided the Company control.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kelway is a U.K.-based IT solutions provider which has cross-border supply chain relationships that enable it to conduct business in more than 80 countries.
A summary of the total consideration transferred is as follows:

(in millions)	Acquisition-Date Fair Value
Cash	$291.6
Fair value of CDW common stock (1)	33.2
Fair value of previously held equity investment on the date of acquisition (2)	174.9
Total consideration	$499.7

(1)
The Company issued 1.6 million shares of CDW common stock. The fair value of the common stock was based on the closing market price on July 31, 2015, adjusted for the lack of marketability as the shares of CDW common stock issued to certain sellers are subject to a three-year lock up restriction from August 1, 2015. One of the sellers granted 0.6 million stock options to certain Kelway coworkers over his shares of CDW common stock received in the transaction. The fair value of these stock options was $21.8 million, which has been accounted for as post-combination stock-based compensation and is being amortized over the weighted-average requisite service period of 3.2 years and recorded in Selling and administrative expenses in the Consolidated Statements of Operations.

(2)
As a result of the Company obtaining control over Kelway, the Company’s previously held 35% equity investment was remeasured to fair value, resulting in a gain of $98.1 million included in Gain on remeasurement of equity investment in the Consolidated Statements of Operations. The fair value of the previously held equity investment was determined by management with the assistance of a third party valuation firm, based on information available at the acquisition date.

Transaction-related costs associated with this acquisition of $5.8 million during the year ended December 31, 2015 were expensed as incurred and included in Selling and administrative expenses in the Consolidated Statements of Operations.
The recognized amounts of identifiable assets acquired and liabilities assumed, translated using the foreign currency exchange rates on the date of acquisition, are as follows:

(in millions)	Acquisition-Date Fair Value (1)
Cash	$27.8
Accounts receivable	135.7
Merchandise inventory	27.1
Property and equipment, net	11.4
Identified intangible assets (2)	289.8
Other assets	53.5
Total assets acquired	545.3
Accounts payable (3)	(86.1)
Deferred revenue	(57.2)
Other liabilities	(40.7)
Deferred tax liabilities	(55.3)
Debt	(111.5)
Total liabilities assumed	(350.8)
Total identifiable net assets	194.5

Goodwill	305.2

Total purchase price	$499.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. These fair values are subject to change within the measurement period. In the fourth quarter of 2015, the Company recorded a reduction of $8.6 million to goodwill, primarily related to adjustments to taxes, merchandise inventory and deferred revenue.

(2)	Details of the identified intangible assets acquired are as follows:

(in millions)	Acquisition-Date Fair Value	Weighted-Average Amortization Period (in years)
Customer relationships	$260.8	13
Customer contracts	25.9	3
Developed technology	1.7	2
Trade name	1.4	1
Total identified intangible assets	$289.8

(3)	Accounts payable includes both Accounts payable-trade and Accounts payable-inventory financing.
Goodwill in the amount of $305.2 million was recognized in the acquisition of Kelway and is attributable to the business from new customers and the value of the acquired assembled workforce. The goodwill was allocated to the Kelway operating segment which is included with CDW Advanced Services and Canada in an all other category (“Other”). The full amount of goodwill recognized is not deductible for income tax purposes in the United Kingdom.
For the year ended December 31, 2015, net sales and net income of Kelway included in the Company’s Consolidated Statements of Operations from the date of acquisition were $350.7 million and $8.6 million, respectively.
The unaudited pro forma Consolidated Statements of Operations in the table below summarizes the combined results of operations of the Company and Kelway, as if the acquisition had been completed on January 1, 2014, and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for equity-based compensation, acquisition and integration costs, incremental intangible asset amortization based on the fair values of each identifiable intangible asset, which are subject to change within the measurement period, pre-acquisition equity earnings, the gain on the remeasurement of the Company’s previously held 35% equity method investment, elimination of pre-acquisition intercompany sales transactions and the impacts of certain other pre-acquisition transactions. Pro forma adjustments were tax-effected at the statutory rates within the applicable jurisdictions.
This unaudited pro forma information is presented for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the acquisition had taken place on January 1, 2014, nor the results that may be obtained in the future. This unaudited pro forma information does not reflect future synergies, integration costs or other such costs or savings.
The unaudited pro forma Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
(in millions)	2015	2014
Net sales	$13,507.6	$12,933.1
Net income	363.7	243.1
The unaudited pro forma information above reflects the following adjustments:

(1)	Excludes acquisition and integration expenses directly related to the transaction.

(2)	Includes additional amortization expense related to the fair value of acquired intangibles.

(3)	Excludes the gain of resulting from the remeasurement of the Company’s previously held 35% equity investment to fair value upon the completion of the acquisition.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Excludes the Company’s share of net income/loss from its previously held 35% equity investment prior to the completion of the acquisition.

(5)	Excludes non-cash equity-based compensation related to certain equity awards granted by one of the sellers to Kelway coworkers in July 2015 prior to the completion of the acquisition.

(6)	Includes additional non-cash equity-based compensation related to equity awards granted to Kelway coworkers after the completion of the acquisition.

(7)	Includes the elimination of inter-company sales transactions prior to the completion of the acquisition.

4.	Property and Equipment
Property and equipment consists of the following:

	December 31,
(in millions)	2015	2014
Land	$27.7	$27.7
Machinery and equipment	56.8	54.3
Building and leasehold improvements	126.7	105.1
Computer and data processing equipment	99.6	65.6
Computer software	10.3	10.6
Furniture and fixtures	29.4	21.7
Construction in progress	23.9	24.7
Property and equipment	374.4	309.7
Less: accumulated depreciation	199.0	172.5
Property and equipment, net	$175.4	$137.2
During 2015, 2014 and 2013, the Company recorded disposals of $22.8 million, $32.0 million and $7.9 million, respectively, to remove assets that were no longer in use from property and equipment. The Company recorded a pre-tax loss of $0.2 million, $0.1 million and $0.0 million in 2015, 2014 and 2013, respectively, for certain disposed assets that were not fully depreciated.
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 is $28.6 million, $25.8 million and $27.2 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill by reportable segment for the years ended December 31, 2015 and 2014 are as follows:

(in millions)	Corporate	Public	Other (1)	Consolidated
Balances as of December 31, 2013:
Goodwill	$2,803.2	$1,265.4	$105.5	$4,174.1
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	1,231.8	911.3	77.2	2,220.3
2014 Activity:
Foreign currency translation	—	—	(2.7)	(2.7)
	—	—	(2.7)	(2.7)
Balances as of December 31, 2014:
Goodwill	2,803.2	1,265.4	102.8	4,171.4
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	1,231.8	911.3	74.5	2,217.6
2015 Activity:
Foreign currency translation	—	—	(22.4)	(22.4)
Acquisition (2)	—	—	305.2	305.2
	—	—	282.8	282.8
Balances as of December 31, 2015:
Goodwill	2,803.2	1,265.4	385.6	4,454.2
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	$1,231.8	$911.3	$357.3	$2,500.4

(1)	Other is comprised of CDW Advanced Services, Canada and Kelway reporting units.

(2)	For further information regarding the addition to goodwill resulting from the Company’s acquisition of Kelway, see Note 3 (Acquisition).
December 1, 2015 Impairment Analysis
The Company completed its annual impairment analysis as of December 1, 2015 by utilizing a qualitative assessment for all reporting units. The Company determined that it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. As a result of this determination, the quantitative two-step impairment analysis was deemed unnecessary.
December 1, 2014 Impairment Analysis
The Company performed its annual impairment analysis as of December 1, 2014 by utilizing a quantitative assessment for all reporting units. Each reporting unit passed the first step of the analysis, and accordingly, the Company was not required to perform the second step of the analysis.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets
A summary of intangible assets at December 31, 2015 and 2014 is as follows:

(in millions)
December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts	$2,128.3	$1,162.0	$966.3
Trade name	422.3	173.9	248.4
Internally developed software	136.5	77.7	58.8
Other	5.8	2.9	2.9
Total	$2,692.9	$1,416.5	$1,276.4

December 31, 2014
Customer relationships	$1,859.7	$1,012.1	$847.6
Trade name	421.0	152.0	269.0
Internally developed software	110.1	58.9	51.2
Other	3.2	2.2	1.0
Total	$2,394.0	$1,225.2	$1,168.8
During the years ended December 31, 2015 and 2014, the Company recorded disposals of $6.1 million and $41.7 million, respectively, to remove fully amortized internally developed software assets that were no longer in use.
Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013 is $198.8 million, $182.1 million and $181.0 million, respectively.
Estimated future amortization expense related to intangible assets for the next five years is as follows:

(in millions)
Years ending December 31,	Estimated Future Amortization Expense
2016	$213.7
2017	207.1
2018	191.3
2019	178.0
2020	157.3

6.	Inventory Financing Agreements
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
Amounts included in accounts payable-inventory financing are as follows:

	December 31,
(in millions)	2015	2014
Revolving Loan inventory financing agreement	$427.0	$330.1
Other inventory financing agreements	12.6	2.0
Accounts payable-inventory financing	$439.6	$332.1
As described in Note 8 (Long-Term Debt), in June 2014, the Company entered into a new senior secured asset-based revolving credit facility, which incorporates the previous inventory floorplan sub-facility and, among other changes,

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

removes the $400.0 million limit on the size of the floorplan sub-facility. In connection with the floorplan sub-facility, the Company maintains an inventory financing agreement on an unsecured basis with a financial intermediary to facilitate the purchase of inventory from certain vendors (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. As of December 31, 2015 and 2014, amounts owed under other inventory financing agreements were $12.6 million and $2.0 million, respectively, of which $1.2 million and $2.0 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

7.	Lease Commitments
The Company is obligated under various non-cancelable operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2015, 2014 and 2013, rent expense under these lease arrangements was $24.7 million, $21.4 million and $20.7 million, respectively. Capital leases included in property and equipment are not material.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

(in millions)
Years ending December 31,	Future Minimum Lease Payments
2016	$22.5
2017	22.1
2018	19.6
2019	19.0
2020	18.1
Thereafter	41.9
Total future minimum lease payments (1)	$143.2

(1)
Included in these amounts are future minimum lease payments commencing in the fourth quarter of 2016 which relate to the lease entered into in December 2014 for the Company’s new office location north of Chicago. Also reflected in these amounts is the future expiration of two leases in the first quarter of 2016 for facilities currently in use by the Company which will be consolidated into the new office location north of Chicago and accordingly, these leases will not be renewed.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Long-Term Debt
Long-term debt as of December 31, 2015 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount, Premium, and Deferred Financing Costs(1)	Total
Year Ended December 31, 2015
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
Kelway revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.25%	1,498.1	(6.7)	1,491.4
Kelway term loan	1.98%	88.4	(0.6)	87.8
Senior notes due 2022	6.0%	600.0	(6.6)	593.4
Senior notes due 2023	5.0%	525.0	(6.2)	518.8
Senior notes due 2024	5.5%	575.0	(6.7)	568.3
Total long-term debt		3,286.5	(26.8)	3,259.7
Less current maturities of long-term debt		(27.2)	—	(27.2)
Long-term debt, excluding current maturities		$3,259.3	$(26.8)	$3,232.5

Year Ended December 31, 2014
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
Senior secured term loan facility	3.25%	1,513.50	(8.3)	1,505.2
Senior notes due 2019(2)	8.5%	503.9	(3.1)	500.8
Senior notes due 2022	6.0%	600.0	(7.6)	592.4
Senior notes due 2024	5.5%	575.0	(7.4)	567.6
Total long-term debt		3,192.4	(26.4)	3,166.0
Less current maturities of long-term debt		(15.4)	—	(15.4)
Long-term debt, excluding current maturities		$3,177.0	$(26.4)	$3,150.6

(1)
As a result of the adoption of ASU 2015-03 during the second quarter of 2015, historical periods have been revised to reflect the change in the presentation of deferred financing costs, which are now shown as a reduction of long-term debt, instead of being presented as a separate asset on the Consolidated Balance Sheets. In the third quarter of 2015, the Company adopted ASU 2015-15 which allows entities to present deferred financing costs for line-of-credit arrangements as an asset. As of December 31, 2015, the Company classified deferred financing costs related to the Senior Secured Asset-Based Revolving Credit Facility as an asset, included within Other Assets on the Consolidated Balance Sheets. The Company retroactively adjusted the deferred financing costs and long term liability presented as of December 31, 2014 to align it to the current period presentation. There are no deferred financing costs related to the Kelway revolving credit facility. For additional information, see Note 2 (Recent Accounting Pronouncements).

(2)	As of December 31, 2014, the Company reported $1.3 million of unamortized premium on the Senior Notes due 2019 net of deferred financing costs of $4.4 million.
As of December 31, 2015, the Company remained in compliance with the covenants under its various credit agreements. Under the credit agreement governing the Senior Secured Term Loan Facility, there are restrictions on the ability of CDW to pay dividends, make share repurchases, redeem subordinated debt and engage in certain other transactions. At December 31, 2015, the amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $679.7 million, however the Company is separately permitted to make restricted payments so long as the total net leverage ratio is less than 3.25 on a pro forma basis. The total net leverage ratio was 3.0 at December 31, 2015.
Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)
At December 31, 2015, the Company had no outstanding borrowings under the Revolving Loan, $2.1 million of undrawn letters of credit and $404.9 million reserved related to the floorplan sub-facility.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 6, 2014, the Company entered into the Revolving Loan, a new five-year $1,250.0 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing for certain vendor products. The Revolving Loan matures on June 6, 2019, subject to an acceleration provision discussed below. The Revolving Loan replaced the Company’s previous revolving loan credit facility that was to mature on June 24, 2016. The Revolving Loan (i) increased the overall revolving credit facility capacity available to the Company from $900.0 million to $1,250.0 million, (ii) increased the maximum aggregate amount of increases that may be made to the revolving credit facility from $200.0 million to $300.0 million, (iii) maintained a maturity acceleration provision based upon excess cash availability whereby the Revolving Loan may mature 45 days prior to the final maturity of any then outstanding senior debt if excess cash availability does not exceed the outstanding borrowings of the subject maturing debt at the time of the test plus $150.0 million, (iv) decreased the fee on the unused portion of the revolving credit facility from either 37.5 or 50 basis points, depending on the amount of utilization, to 25 basis points, (v) decreased the applicable interest rate margin by 50 basis points, and (vi) amended the existing inventory floorplan sub-facility as discussed below. In connection with the termination of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $0.4 million in the Consolidated Statement of Operations for the year ended December 31, 2014, representing a write-off of a portion of unamortized deferred financing costs. Fees of $6.4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis.
The Revolving Loan incorporates the previous inventory floorplan sub-facility and related Revolving Loan inventory financing agreement while removing the previous $400.0 million limit on the size of the floorplan sub-facility and the in-transit reserve of 15.0% of open orders. At December 31, 2015, the financial intermediary reported an outstanding balance of $415.6 million under the Revolving Loan inventory financing agreement. The amount included on the Consolidated Balance Sheet as of December 31, 2015 as Accounts payable-inventory financing related to the Revolving Loan inventory financing agreement of $427.0 million includes $11.4 million for amounts in transit.
Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.50% to 2.00% for LIBOR borrowings and 0.50% to 1.00% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan and is subject to a reduction of 0.25% if, and for as long as, CDW LLC’s corporate credit rating from Standard & Poor’s Rating Services is BB or better and CDW LLC’s corporate family rating from Moody’s Investors Service, Inc. is Ba3 or better (in each case with stable or better outlook).
Under the Revolving Loan, the Company is permitted to borrow an aggregate amount of $1,250.0 million; however, its ability to borrow under the Revolving Loan is limited by a borrowing base. The borrowing base is (a) the sum of the products of the applicable advance rates on eligible accounts receivable and on eligible inventory as defined in the agreement less (b) any reserves. At December 31, 2015, the borrowing base was $1,423.1 million based on the amount of eligible inventory and accounts receivable balances as of November 30, 2015. The Company could have borrowed up to an additional $843.1 million under the Revolving Loan at December 31, 2015.
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
CDW LLC is the borrower under the Revolving Loan. All obligations under the Revolving Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. Borrowings under the Revolving Loan are collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 6 (Inventory Financing Agreements) deposits, and accounts receivable, and a second priority interest in substantially all other assets. The Revolving Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, or engage in certain transactions with affiliates. The Revolving Loan also includes maintenance of a minimum average daily excess cash availability requirement. Should the Company fall below the minimum average daily excess cash availability requirement for five consecutive business days, the Company

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

becomes subject to a fixed charge coverage ratio until such time as the daily excess cash availability requirement is met for 30 consecutive business days.
Senior Secured Term Loan Facility (“Term Loan”)
On April 29, 2013, the Company entered into the Term Loan, a seven-year, $1,350.0 million aggregate principal amount senior secured term loan facility. The Term Loan was issued at a price that was 99.75% of par, which resulted in a discount of $3.4 million. Substantially all of the proceeds from the Term Loan were used to repay the $1,299.5 million outstanding aggregate principal amount of the prior senior secured term loan facility (the “Prior Term Loan Facility”). In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $10.3 million in the Consolidated Statement of Operations for the year ended December 31, 2013. This loss represented a write-off of the remaining unamortized deferred financing costs related to the Prior Term Loan Facility.
On July 31, 2013, the Company borrowed an additional $190.0 million aggregate principal amount under the Term Loan at a price that was 99.25% of par, which resulted in a discount of $1.4 million. Such proceeds were used to redeem a portion of outstanding 12.535% Senior Subordinated Exchange Notes due 2017. The discounts are reported on the Consolidated Balance Sheet as a reduction to the face amount of the Term Loan and are being amortized to interest expense over the term of the related debt. Fees of $6.1 million related to the Term Loan were capitalized as deferred financing costs and are being amortized over the term of the facility using the effective interest method.
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of April 29, 2020. The quarterly principal installment payments commenced during the quarter ended June 30, 2013. At December 31, 2015, the outstanding principal amount of the Term Loan was $1,498.1 million, excluding $6.7 million of unamortized discount and deferred financing costs.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate (“ABR”) plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 1.00% per annum at any time (“LIBOR Floor”), payable quarterly on the last day of each March, June, September, and December. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, ranging from 1.25% to 1.50% for ABR borrowings and 2.25% to 2.50% for LIBOR borrowings. The total net leverage ratio was 3.0 at December 31, 2015. As defined in the Company’s credit agreement, the total net leverage ratio is calculated, on a consolidated basis, as the ratio of total debt at period-end excluding any unamortized discount and/or premium and unamortized deferred financing costs, less cash and cash equivalents, to trailing twelve months (“TTM”) adjusted earnings before taxes, interest expense, and depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure defined in the Company’s credit agreement. The Term Loan calculates Adjusted EBITDA on a trailing twelve month basis, which includes twelve months of Kelway’s results on a pro forma basis. An interest rate of 3.25%, LIBOR Floor plus a 2.25% margin, was in effect during the three-month period ended December 31, 2015.
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company maintains interest rate cap agreements. During the year ended December 31, 2014, the Company entered into fourteen interest rate cap agreements at a rate of 2.0% with a combined notional amount of $1,000.0 million. Under the 2014 agreements, the Company made premium payments totaling $2.1 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which three-month LIBOR exceeds 2.0% during the agreement period. During the year ended December 31, 2015, the Company entered into six interest rate cap agreements at a rate of 2.0% with a combined notional amount of $400.0 million. Under the 2015 agreements, the Company made premium payments totaling $0.5 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which the three-month LIBOR exceeds 2.0% during the agreement period. These interest rate cap agreements are effective from January 14, 2015 through January 14, 2017. The fair value of the Company’s interest rate cap agreements was $0.1 million and $1.7 million at December 31, 2015 and 2014, respectively. Previously, the Company had ten interest rate cap agreements with a combined notional amount of $1,150.0 million that expired on January 14, 2015.
The Company’s interest rate cap agreements have not been designated as cash flow hedges of interest rate risk for GAAP accounting purposes. The interest rate cap agreements are recorded at fair value on the Consolidated Balance Sheet in Other Assets each period, with changes in fair value recorded directly to Interest expense, net in the Consolidated Statements of Operations. The fair value of the Company’s interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.
CDW LLC is the borrower under the Term Loan. All obligations under the Term Loan are guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries. The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 6 (Inventory Financing Agreements) deposits, and accounts receivable, and by a first priority interest in substantially all other assets. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates.
8.5% Senior Notes due 2019 (“2019 Senior Notes”)
At December 31, 2015, there were no outstanding 2019 Senior Notes.
On March 3, 2015, the proceeds from the issuance of the 2023 Senior Notes, discussed below, along with cash on hand, were deposited with the trustee to redeem the remaining $503.9 million aggregate principal amount of the 2019 Senior Notes at a redemption price of 104.25% of the principal amount redeemed, plus accrued and unpaid interest up to, but not including, the date of redemption, April 2, 2015. On the same date, the indenture governing the 2019 Senior Notes was satisfied and discharged and the Company was released from its remaining obligation by the trustee. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $24.3 million in the Consolidated Statement of Operations for the year ended December 31, 2015, which was comprised of $4.2 million for the write-off of the remaining unamortized deferred financing fees and a redemption premium of $21.4 million, partially offset by $1.3 million for the write-off of the remaining unamortized premium.
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
On March 20, 2014, the Company repurchased and subsequently canceled $25.0 million aggregate principal amount of the 2019 Senior Notes from an affiliate of Providence Equity in a privately negotiated transaction on an arms’ length basis at a price of 109.75% of the principal amount. Cash on hand was used to fund the repurchase of $25.0 million aggregate principal amount, $2.4 million of repurchase premium and $1.0 million in accrued and unpaid interest to the date of repurchase. In connection with this repurchase, the Company recorded a loss on extinguishment of long-term debt of $2.7 million in the Consolidated Statement of Operations for the year ended December 31, 2014. This loss represented $2.4 million in repurchase premium and $0.3 million for the write-off of a portion of the unamortized deferred financing costs related to the 2019 Senior Notes.
6.0% Senior Notes due 2022 (“2022 Senior Notes”)
At December 31, 2015, the outstanding principal amount of the 2022 Senior Notes was $600.0 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
CDW LLC and CDW Finance Corporation are the co-issuers of the 2022 Senior Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The 2022 Senior Notes indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to enter into sale and lease-back transactions, incur additional secured indebtedness and create liens. The indenture governing the 2022 Senior Notes does not contain any financial covenants.
5.0% Senior Notes due 2023 (“2023 Senior Notes”)
At December 31, 2015, the outstanding principal amount of the 2023 Senior Notes was $525.0 million.
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
CDW LLC and CDW Finance Corporation are the co-issuers of the 2023 Senior Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The 2023 Senior Notes indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect 100% owned domestic subsidiaries to enter into sale and lease-back transactions, incur additional secured indebtedness and create liens. The indenture governing the 2023 Senior Notes does not contain any financial covenants.
5.5% Senior Notes due 2024 (“2024 Senior Notes”)
At December 31, 2015, the outstanding principal amount of the 2024 Senior Notes was $575.0 million.
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
CDW LLC and CDW Finance Corporation are the co-issuers of the 2024 Senior Notes and the obligations under the notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, domestic subsidiaries. The 2024 Senior Notes indenture contains negative covenants that, among other things, place restrictions and limitations on the ability of Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries to enter into sale and lease-back transactions, incur additional secured indebtedness and create liens. The indenture governing the 2024 Senior Notes does not contain any financial covenants.
Kelway Term Loan (“Kelway Term Loan”)
As a result of the completion of the acquisition of Kelway, the Company consolidated Kelway’s Term Loan as of August 1, 2015. Kelway’s Term Loan is denominated in British Pounds. The carrying value of the Kelway Term Loan as of August 1, 2015 was £64.0 million ($100.0 million), which approximated fair value due to the short period of time between issuance of this loan and acquisition date.
Kelway is required to make quarterly principal installments of £2.0 million ($2.9 million) on the original principal amount of the Kelway Term Loan, with the remaining principal amount payable on the maturity date of June 30, 2017. As of December 31, 2015, the outstanding principal amount of the Kelway Term Loan was £60.0 million ($88.4 million).
Borrowings under the Kelway Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. An interest rate of 1.98%, comprised of LIBOR plus a 1.40% margin, was in effect during the three-month period ended December 31, 2015.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Kelway Term Loan contains financial and other covenants. As of December 31, 2015, Kelway remained in compliance with these covenants.
Kelway Revolving Credit Facility (“Kelway Credit Facility”)
The Kelway Credit Facility is a multi-currency revolving credit facility under which Kelway is permitted to borrow an aggregate amount of £50.0 million ($73.7 million). The Kelway Credit Facility expires on July 17, 2017. As of December 31, 2015, there were no outstanding borrowings under this facility.
Long-Term Debt Maturities
As of December 31, 2015, the maturities of long-term debt are as follows:

(in millions)
Years ending December 31,
2016	$27.2
2017	92.0
2018	15.4
2019	15.4
2020	1,436.5
Thereafter	1,700.0
$3,286.5
Fair Value
The fair values of the 2022, 2023 and 2024 Senior Notes, as well as the 2019 Senior Notes prior to their redemption, were estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company’s long-term debt is classified as Level 2 within the fair value hierarchy. The fair value of the Kelway Term Loan was estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar borrowing arrangements.
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and/or premium and unamortized deferred financing costs, are as follows:

	December 31,
(in millions)	2015	2014
Fair value	$3,330.4	$3,208.7
Carrying value	3,286.5	3,192.4

9.	Income Taxes
Income before income taxes was taxed under the following jurisdictions:

	Years Ended December 31,
(in millions)	2015	2014	2013
Domestic	$626.4	$366.6	$179.4
Foreign	20.6	21.1	16.1
Total	$647.0	$387.7	$195.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Income tax expense (benefit) consist of the following:

	Years Ended December 31,
(in millions)	2015	2014	2013
Current:
Federal	$258.5	$206.8	$96.7
State	28.6	19.3	10.1
Foreign	10.1	5.8	4.6
Total current	297.2	231.9	111.4
Deferred:
Domestic	(48.5)	(89.0)	(48.6)
Foreign	(4.8)	(0.1)	(0.1)
Total deferred	(53.3)	(89.1)	(48.7)
Income tax expense	$243.9	$142.8	$62.7
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate is as follows:

	Years Ended December 31,
(dollars in millions)	2015		2014		2013
Statutory federal income tax rate	$226.4	35.0%	$135.7	35.0%	$68.4	35.0%
State taxes, net of federal effect	16.5	2.6	6.5	1.6	(5.0)	(2.6)
Effect of rates different than statutory	(1.9)	(0.3)	(1.9)	(0.5)	(1.4)	(0.7)
Foreign withholding tax	3.3	0.5	—	—	—	—
Effect of U.K. tax rate change on deferred taxes	(4.0)	(0.6)	—	—	—	—
Other	3.6	0.5	2.5	0.7	0.7	0.4
Effective tax rate	$243.9	37.7%	$142.8	36.8%	$62.7	32.1%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of temporary differences that give rise to the net deferred income tax liability is presented below:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Deferred interest	$25.0	$32.9
State net operating loss and credit carryforwards, net	14.1	18.8
Payroll and benefits	21.2	27.0
Rent	10.8	5.5
Accounts receivable	6.4	6.3
Equity compensation plans	17.0	6.5
Trade credits	1.5	1.5
Other	5.9	5.0
Total deferred tax assets	101.9	103.5

Deferred tax liabilities:
Software and intangibles	411.0	425.3
Deferred income	87.3	116.2
Property and equipment	30.6	22.5
International investments	30.4	—
Other	17.3	15.3
Total deferred tax liabilities	576.6	579.3
Deferred tax asset valuation allowance	—	—
Net deferred tax liabilities	$474.7	$475.8
The Company has state income tax net operating loss carryforwards of $70.0 million, which will expire at various dates from 2016 through 2033 and state tax credit carryforwards of $16.3 million, which expire at various dates from 2017 through 2020.
Due to the nature of the Kelway (U.K.) acquisition, the Company has provided U.S. income taxes on the excess of the financial reporting value of the investment over the corresponding tax basis of $30.4 million. As the Company is indefinitely reinvested in its U.K. business, it will not provide for any additional U.S. income taxes on the undistributed earnings of the U.K. business. The Company has recognized deferred tax liabilities of $2.0 million as of December 31, 2015 related to withholding taxes on earnings of its Canadian business which are not considered to be indefinitely reinvested.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). In general, the Company is no longer subject to audit by the IRS for tax years through 2011 and state, local or foreign taxing authorities for tax years through 2010. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

10.	Stockholders’ Equity
Public Offerings
On July 2, 2013, the Company completed an IPO of 23,250,000 shares of common stock. On July 31, 2013, the Company completed the sale of an additional 3,487,500 shares of common stock to the underwriters of the IPO pursuant to the underwriters’ July 26, 2013 exercise in full of the overallotment option granted to them in connection with the IPO. Such shares were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on June 26, 2013. The Company’s shares of common stock were sold to the underwriters at a price of $17.00 per share in the IPO and upon the exercise of the overallotment option, which

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

together generated aggregate net proceeds of $424.7 million to the Company after deducting underwriting discounts, expenses and transaction costs.
The following pre-tax IPO-related expenses and secondary-offering-related expenses were included within Selling and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.

	Years Ended December 31,
(in millions)	2015	2014	2013
Acceleration charge for certain equity awards and related employer payroll taxes(1)	$—	$—	$40.7
RDU Plan cash retention pool accrual(2)	—	—	7.5
Management services agreement termination fee(3)	—	—	24.4
Other expenses (4)	0.9	1.4	2.4
IPO- and secondary-offering-related expenses	$0.9	$1.4	$75.0

(1)	For discussion of the impact of the IPO on the Company’s equity awards, see Note 11 (Equity-Based Compensation).

(2)	For discussion of the RDU Plan, see Note 13 (Coworker Retirement and Other Compensation Benefits).

(3)	Represents the payment of a termination fee to affiliates of Madison Dearborn and Providence Equity in connection with the termination of the management services agreement with such entities.

(4)	Other expenses include secondary-offering expenses of $0.9 million, $1.4 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has completed the following secondary public offerings, whereby certain selling stockholders sold shares of common stock to the underwriters. The Company did not receive any proceeds from these sales of shares.

Secondary Offering Shares	Completion Date of Secondary Offering	Overallotment Shares(1)	Completion Date of Overallotment Shares	Secondary Offering Expenses (in millions)
15,000,000	11/19/2013	2,250,000	12/18/2013	$0.6
10,000,000	3/12/2014	1,500,000	3/12/2014	$0.4
15,000,000	5/28/2014	2,250,000	6/4/2014	$0.5
15,000,000	9/8/2014(2)	—	—	$0.3
15,000,000	12/8/2014	2,250,000	12/8/2014	$0.2
10,000,000	5/22/2015	1,500,000	5/22/2015	$0.3
11,250,000	8/18/2015	1,687,500	8/18/2015	$0.2
8,000,000	11/30/2015	1,200,000	12/9/2015	$0.4

(1)	Under each underwriting agreement, the selling stockholders granted the underwriters an option, exercisable for thirty days, to purchase up to the additional amount of shares noted.

(2)	The option to purchase additional shares was not exercised in connection with the September 2014 secondary offering.
Share Repurchase Program
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations, for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013 (1)
Equity-based compensation expense	$31.2	$16.4	$46.6
Income tax benefit	(10.9)	(5.1)	(16.5)
Equity-based compensation expense (net of tax)	$20.3	$11.3	$30.1

(1)
Includes pre-tax expense of $36.7 million related to the accelerated vesting of certain equity awards granted prior to the Company’s IPO. All unvested awards granted pursuant to the MPK Coworker Incentive Plan II (the “MPK Plan”) vested in connection with the IPO as discussed further below in the section labeled “MPK II Units.”

The total unrecognized compensation cost related to nonvested awards was $57.9 million at December 31, 2015 and is expected to be recognized over a weighted-average period of 2.2 years.
2013 Long-Term Incentive Plan
The 2013 Long-Term Incentive Plan (“2013 LTIP”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 11,700,000 shares of the Company’s common stock, in addition to the 3,798,508 shares of restricted stock granted in exchange for unvested Class B Common Units in connection with the Company’s IPO, as discussed under “Pre-IPO Equity Awards.” As of December 31, 2015, 5,636,925 shares were available for issuance under the 2013 LTIP which was approved by the Company’s pre-IPO shareholders. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
Stock Options
During the year ended December 31, 2015, the Company granted 936,865 stock options under the 2013 LTIP. These options vest annually over three years and have a contractual term of 10 years. The exercise price of a stock option is equal to the fair value of a share of the Company’s common stock on the date of the grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Black-Scholes option pricing model incorporates various assumptions including volatility, expected term, risk-free interest rates and expected dividend yield. The weighted-average assumptions used to value the stock options granted during the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
Grant date fair value	$11.13	$7.23	$4.75
Volatility (1)	30.00%	30.00%	35.00%
Risk-free rate (2)	1.75%	1.77%	1.58%
Expected dividend yield	0.72%	0.70%	1.00%
Expected term (in years) (3)	6.0	6.0	5.4

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite U.S. Treasury rate.

(3)
Calculated using the simplified method, which defines the expected term as the average of the option’s contractual term and the option’s weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2015 is as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2015	2,421,072	$20.75
Granted	936,865	37.82
Forfeited/Expired	(59,554)	29.49
Exercised (1)	(101,162)	21.11
Outstanding at December 31, 2015	3,197,221	$25.58	7.8	$52.6

Exercisable at December 31, 2015	1,146,008	$19.39	6.9	$26.0
Vested and expected to vest at December 31, 2015	2,018,385	$29.02	8.3	$26.3

(1)	The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $1.0 million and zero, respectively.
Restricted Stock Units (“RSUs”)
Restricted stock units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. RSUs generally cliff-vest at the end of four years.
RSU activity for the year ended December 31, 2015 is as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,244,702	$17.19
Granted (1)	141,013	36.24
Vested (2)	(32,181)	23.01
Forfeited	(96,135)	17.01
Nonvested at December 31, 2015	1,257,399	$19.19

(1)	The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2015, 2014 and 2013 is $36.24, $24.29 and $17.03, respectively.

(2)	The aggregate fair value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013 is $0.7 million, $0.1 million and zero, respectively.
Performance Share Units (“PSUs”)
As of January 1, 2015, there were 411,580 PSUs outstanding at a weighted-average grant-date fair value of $24.40. During the year ended December 31, 2015, the Company granted 195,622 PSUs under the 2013 LTIP which cliff-vest at the end of 3 years. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period. The weighted-average grant-date fair value of the PSUs granted during the period was $37.83 per unit. During the year ended December 31, 2015, 28,607 PSUs were forfeited at a weighted-average grant-date fair value of $28.76. As of December 31, 2015, 578,595 PSUs were outstanding at a weighted-average grant-date fair value of $28.67. During the years ended December 31, 2015 and 2014, no units vested.
Performance Share Awards (“PSAs”)
During the year ended December 31, 2015, the Company granted 118,676 PSAs under the 2013 LTIP which cliff-vest at the end of 3 years. The number of PSAs that shall vest will be based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance period. The weighted-average grant-date fair value of the PSAs granted during the year ended December 31, 2015 was $37.79 per award. During the year ended December 31, 2015, no PSAs were forfeited or vested.
Restricted Stock
In connection with the IPO, CDW Holdings distributed all of its shares of the Company’s common stock to its existing members in accordance with their respective membership interests. Common stock received by holders of Class B Common Units in connection with the distribution is subject to any vesting provisions previously applicable to the holder’s Class B Common Units. Class B Common Unit holders received 3,798,508 shares of restricted stock with respect to Class B Common Units that had not yet vested at the time of the distribution. As of January 1, 2015, there were 260,514 shares of restricted stock outstanding. For the year ended December 31, 2015, 165,697 shares of such restricted stock vested/settled and 2,789 shares were forfeited. As of December 31, 2015, there were 92,028 shares of unvested stock outstanding. The aggregate fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $39.5 million and $20.4 million, respectively.
Equity Awards Granted by Seller of Kelway
The Company issued 1.6 million shares of CDW common stock as part of the consideration transferred to certain sellers for the acquisition of Kelway. One of the sellers granted 0.6 million stock options to certain Kelway coworkers over his shares of CDW common stock received in this transaction. The options are not dilutive for purposes of calculating diluted weighted-average shares outstanding as the underlying shares were issued as part of the consideration transferred and are included within basic weighted-average shares outstanding since the acquisition date. The weighted average grant date fair value of the stock options was $21.8 million or $35.93 per option. The grant date fair value of the options was determined by calculating the fair value of the common stock that was issued which will eventually settle these options. The exercise price of these stock options is $0.01. The fair value of these stock options has been accounted for as post-combination stock-based compensation, as service is required for the coworkers to retain the awards, and is being amortized over the weighted-average requisite service period. No options were forfeited or vested during the year ended December 31, 2015. Options that are forfeited prior to vesting will not be available for future option issuances and will revert as consideration to the seller. For further details regarding the acquisition, refer to Note 3 (Acquisition).
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
The Class B Common Units that were granted vested daily on a pro rata basis between the date of grant and the fifth anniversary thereof and were subject to repurchase by, with respect to vested units, or forfeiture to, with respect to unvested units, the Company upon the coworker’s separation from service as was set forth in each holder’s Class B Common Unit Grant Agreement.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions and resulting fair value of the Class B Common Unit grants for the year ended December 31, 2013 are as follows:

Year Ended December 31,
2013
Grant date fair value	$119.00
Volatility (1)	65.50%
Risk-free rate (2)	0.18%
Expected dividend yield	0.00%

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite U.S. Treasury rate.
MPK II Units
Contemporaneous with the Madison Dearborn and Providence Equity Acquisition, the Company agreed with Michael P. Krasny, CDW Corporation founder, former chairman and CEO and significant selling shareholder, to establish the MPK Plan for the benefit of all of the coworkers of the Company other than members of senior management who received incentive equity awards under the Plan.
The MPK Plan established an “account” for each eligible participant which was notionally credited with a number of Class A Common Units of CDW Holdings LLC on October 15, 2007, the day the plan was established. The notional units credited to participants’ accounts were to cliff-vest at the end of ten years, subject to acceleration upon the occurrence of certain events. Notional units granted under the MPK Plan were valued on the grant date at $1,000 per unit, the fair value equivalent of the Class A Common Units at the time the awards were granted.
On July 2, 2013, the Company completed an IPO of its common shares. Under the terms of the MPK Plan, vesting accelerated for all unvested units upon completion of the IPO. The Company recorded a pre-tax charge of $36.7 million for compensation expense related to the acceleration of the expense recognition for MPK Plan units in the year ended December 31, 2013. In connection with the completion of the IPO, the Company distributed common stock to each participant and withheld the number of shares of common stock equal to the required tax withholding for each participant. The Company paid required withholding taxes of $24.0 million to federal, state and foreign taxing authorities. This amount is reported as a financing activity in the Consolidated Statement of Cash flows and as an increase to Accumulated deficit in the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2013. In addition, the Company paid $4.0 million of employer payroll taxes that are included as an operating activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2013.
A summary of pre-IPO equity plan activity for the year ended December 31, 2013 is as follows:

	Class B Common Units	MPK Plan Units
Outstanding at January 1, 2013	216,483	66,137
Granted	400	—
Forfeited	(860)	(2,228)
Converted/Settled (1)	(216,023)	(63,909)
Outstanding at December 31, 2013	—	—
Vested at December 31, 2013	—	—

(1)
As discussed above, the Class B Common Units and MPK Plan Units were converted/settled into shares of the Company’s common stock upon completion of the IPO. The converted Class B Common Units, to the extent unvested at the time of the IPO, relate to the grants of restricted stock disclosed above.

In connection with the establishment of the MPK Plan, the Company agreed to make charitable contributions in amounts equal to the net income tax benefits derived from payouts to participants under the MPK Plan (net of any related employer payroll tax costs). The contributions of these amounts were due by March 15 of the calendar year following the year in

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the Company realized the benefits of the deductions. This arrangement has been accounted for as contingent consideration. Pre-2009 business combinations were accounted for under a former accounting standard which, among other aspects, precluded the recognition of certain contingent consideration as of the business combination date. Instead, under the former accounting standard, contingent consideration is accounted for as additional purchase price (goodwill) at the time the contingency is resolved. As of December 31, 2013, the Company accrued $20.9 million related to this arrangement within other current liabilities, as the Company realized the tax benefit of the compensation deductions during the 2013 tax year. The Company made the related cash contribution during the first quarter of 2014.

12.	Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013 (1)
Basic weighted-average shares outstanding	170.3	170.6	156.6
Effect of dilutive securities (2)	1.5	2.2	2.1
Diluted weighted-average shares outstanding (3)	171.8	172.8	158.7

(1)
The 2013 basic weighted-average shares outstanding was impacted by common stock issued during the IPO and the underwriters’ exercise in full of the overallotment option granted to them in connection with the IPO. As the common stock was issued on July 2, 2013 and July 31, 2013, respectively, the shares are only partially reflected in the 2013 basic weighted-average shares outstanding. Such shares are fully reflected in the 2015 and 2014 basic weighted-average shares outstanding. For additional discussion of the IPO, see Note 10 (Stockholders’ Equity).

(2)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, Coworker Stock Purchase Plan units and MPK Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(3)
There were 0.4 million potential common shares excluded from the diluted weighted-average shares outstanding for the year ended December 31, 2015, and there was an insignificant amount of potential common shares excluded from the diluted weighted-average shares outstanding for the years ended December 31, 2014 and 2013, as their inclusion would have had an anti-dilutive effect.

13.	Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the United States. In addition, coworkers outside the U.S. participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2015, 2014 and 2013, the amounts expensed for these plans were $19.8 million, $21.9 million and $17.3 million, respectively.
Coworker Stock Purchase Plan
On January 1, 2014, the first offering period under the Company’s Coworker Stock Purchase Plan (the “CSPP”) commenced. The CSPP provides the opportunity for eligible coworkers to acquire shares of the Company’s common stock at a 5% discount from the closing market price on the final day of the offering period. There is no compensation expense associated with the CSPP.
Restricted Debt Unit Plan
On March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense related to the RDU Plan was $4.6 million, $8.8 million and $16.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the Company had $35.0 million and $30.4 million of liabilities related to the RDU Plan recorded on the Consolidated Balance Sheets, respectively.
Unrecognized compensation expense as of December 31, 2015 of approximately $1.7 million is expected to be recognized in 2016 and approximately $1.3 million in 2017. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company. Payment of the principal component of the RDU Plan is expected to be made on October 12, 2017.
14.    Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state, international, national, provincial and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the U.S. bankruptcy laws or similar laws of the jurisdictions for the Company’s business activities outside of the United States. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
On October 29, 2015, the Company received a request for production of documents in connection with an investigation by the SEC of the Company’s vendor partner program incentives. The Company has produced documents to the SEC and is continuing to cooperate with the SEC in this matter.
As of December 31, 2015, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
15.    Related Party Transactions
During 2015 and 2014, the Company held a 35% non-controlling interest in Kelway until August 1, 2015 when the Company purchased the remaining 65% of its outstanding common stock. The Company recorded $9.9 million in net sales to Kelway during the normal course of business in 2015 prior to the acquisition of Kelway. Net sales to Kelway during the period in 2014 in which the Company held Kelway as an equity investment were not significant.
On November 30, 2015, the Company completed a public offering of 9.2 million shares of its common stock by certain selling stockholders, which included 1.2 million shares sold by the selling stockholders to the underwriters pursuant to the grant of an option that was exercised in full. The Company did not receive any proceeds from the sale of these shares. Upon completion of this offering, the Company purchased from the underwriters 1.0 million of the shares of its common stock that were subject to the offering at a price per share equal to the price paid by the underwriters to the selling stockholders in the offering.
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
On May 22, 2015, the Company completed a public offering of 11.5 million shares of its common stock by certain selling stockholders, which included 1.5 million shares sold by the selling stockholders to the underwriters pursuant to the grant of an option that was exercised in full. The Company did not receive any proceeds from the sale of these shares. On May 17, 2015, the Company entered into a share repurchase agreement with certain selling stockholders affiliated with Madison Dearborn and Providence Equity pursuant to which it repurchased 2.0 million shares of its common stock from such selling stockholders. This share repurchase was effected in a private, non-underwritten transaction for $36.60 per share, which was equal to the per share price paid by the underwriters to the selling stockholders in connection with the public offering completed on May 22, 2015.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 20, 2014, the Company repurchased and subsequently canceled $25.0 million aggregate principal amount of the 2019 Senior Notes from an affiliate of Providence Equity. For additional information, see Note 8 (Long-Term Debt).
On July 2, 2013, the Company completed an IPO of its common stock. Using a portion of the net proceeds from the IPO, the Company paid a $24.4 million termination fee to affiliates of the Madison Dearborn and Providence Equity in connection with the termination of the management services agreement with such entities that was effective upon completion of the IPO. The Company paid an annual management fee of $2.5 million in the year ended December 31, 2013. There were no management fees paid for the years ended December 31, 2015 and 2014.
Prior to the completion of the IPO, the Company had previously entered into a management services agreement with Madison Dearborn and Providence Equity pursuant to which they had agreed to provide it with management and consulting services and financial and other advisory services. Pursuant to such agreement, Madison Dearborn and Providence Equity received an annual management fee of $5.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. Such amounts were classified as Selling and administrative expenses within the Consolidated Statements of Operations. The management services agreement included customary indemnification and provisions in favor of Madison Dearborn and Providence Equity.
16.    Segment Information
The Company’s segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker for deciding how to allocate resources and for assessing performance.
The Company has two reportable segments: Corporate, which is comprised primarily of private sector business customers, and Public, which is comprised of government agencies and education and healthcare institutions. The Company also has three other operating segments: CDW Advanced Services; Canada; and Kelway, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). For additional information relating to Kelway, see Note 3 (Acquisition).
The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution and fulfillment services to support both the Corporate and Public segments. As a result, costs and intercompany charges associated with the logistics function are fully allocated to both of these segments based on a percent of Net sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal and coworker services. Headquarters’ function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below.
The Company allocates resources to and evaluates performance of its segments based on Net sales, Income from operations and Adjusted EBITDA, a non-GAAP measure as defined in the Company’s credit agreements. However, the Company has concluded that Income from operations is the more useful measure in terms of discussion of operating results, as it is a GAAP measure.
Segment information for Total assets and capital expenditures is not presented, as such information is not used in measuring segment performance or allocating resources between segments.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Segment Financial Information
Information regarding the Company’s segments for the years ended December 31, 2015, 2014 and 2013 is as follows:

(in millions)	Corporate	Public	Other	Headquarters	Total
2015:
Net sales	$6,816.4	$5,125.5	$1,046.8	$—	$12,988.7
Income (loss) from operations	470.1	343.3	43.1	(114.5)	742.0
Depreciation and amortization expense	(96.0)	(43.7)	(24.4)	(63.3)	(227.4)

2014:
Net sales	$6,475.5	$4,879.4	$719.6	$—	$12,074.5
Income (loss) from operations	439.8	313.2	32.9	(112.9)	673.0
Depreciation and amortization expense	(96.3)	(43.8)	(8.8)	(59.0)	(207.9)

2013:
Net sales	$5,960.1	$4,164.5	$644.0	$—	$10,768.6
Income (loss) from operations(1)	363.3	246.5	27.2	(128.4)	508.6
Depreciation and amortization expense	(97.3)	(44.0)	(8.6)	(58.3)	(208.2)

(1)
Includes $75.0 million of IPO- and secondary-offering related expenses, as follows: Corporate $26.4 million; Public $14.4 million; Other $3.6 million; and Headquarters $30.6 million. For additional information relating to the IPO- and secondary-offering, see Note 10 (Stockholders’ Equity).

Geographic Areas and Revenue Mix
The Company does not have Net sales to customers outside of the U.S. exceeding 10% of the Company’s total Net sales in 2015, 2014 and 2013. The Company does not have long-lived assets located outside of the U.S. exceeding 10% of the Company’s total long-lived assets as of December 31, 2015 and 2014, respectively.
The following table presents net sales by major category for the years ended December 31, 2015, 2014 and 2013. Categories are based upon internal classifications. Amounts for the years ended December 31, 2014 and 2013 have been reclassified for certain changes in individual product classifications to conform to the presentation for the year ended December 31, 2015.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$2,539.4	19.6%	$2,354.0	19.5%	$1,696.5	15.8%
Netcomm Products	1,914.9	14.7	1,613.3	13.4	1,482.7	13.8
Enterprise and Data Storage (Including Drives)	1,065.2	8.2	1,024.2	8.5	999.3	9.3
Other Hardware	4,756.4	36.6	4,551.1	37.6	4,184.1	38.8
Software	2,163.6	16.7	2,064.1	17.1	1,982.4	18.4
Services	478.0	3.7	371.9	3.1	332.7	3.1
Other (1)	71.2	0.5	95.9	0.8	90.9	0.8
Total Net sales	$12,988.7	100.0%	$12,074.5	100.0%	$10,768.6	100.0%

(1)	Includes items such as delivery charges to customers and certain commission revenue.
17.    Supplemental Guarantor Information
The 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes are, and, prior to being redeemed in full, the 2019 Senior Notes, the 12.535% Senior Subordinated Exchange Notes due 2017, and the 8.0% Senior Secured Notes due 2018 were guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables set forth condensed Consolidating Balance Sheets as of December 31, 2015 and 2014, Consolidating Statements of Operations for the years ended December 31, 2015, 2014 and 2013, condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, and condensed Consolidating Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$45.1	$—	$31.9	$—	$(39.4)	$37.6
Accounts receivable, net	—	—	1,788.6	228.8	—	—	2,017.4
Merchandise inventory	—	—	340.3	52.8	—	—	393.1
Miscellaneous receivables	—	83.7	90.1	24.6	—	—	198.4
Prepaid expenses and other	—	13.0	50.4	84.0	—	(3.1)	144.3
Total current assets	—	141.8	2,269.4	422.1	—	(42.5)	2,790.8
Property and equipment, net	—	110.0	54.1	11.3	—	—	175.4
Equity investments	—	—	—	—	—	—	—
Goodwill	—	751.8	1,439.0	309.6	—	—	2,500.4
Other intangible assets, net	—	306.0	704.9	265.5	—	—	1,276.4
Other assets	3.8	17.3	263.0	3.0	—	(274.8)	12.3
Investment in and advances to subsidiaries	1,092.1	3,302.0	—	—	—	(4,394.1)	—
Total assets	$1,095.9	$4,628.9	$4,730.4	$1,011.5	$—	$(4,711.4)	$6,755.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$31.0	$727.4	$147.5	$—	$(39.4)	$866.5
Accounts payable-inventory financing	—	—	428.4	11.4	—	(0.2)	439.6
Current maturities of long-term debt	—	15.4	—	11.8	—	—	27.2
Deferred revenue	—	—	77.4	74.5	—	—	151.9
Accrued expenses	—	156.0	190.9	58.6	—	(3.4)	402.1
Total current liabilities	—	202.4	1,424.1	303.8	—	(43.0)	1,887.3
Long-term liabilities:
Debt	—	3,156.5	—	76.0	—	—	3,232.5
Deferred income taxes	—	117.3	272.8	83.4	—	(3.9)	469.6
Other liabilities	—	60.7	2.9	276.8	—	(270.4)	70.0
Total long-term liabilities	—	3,334.5	275.7	436.2	—	(274.3)	3,772.1
Total stockholders’ equity	1,095.9	1,092.0	3,030.6	271.5	—	(4,394.1)	1,095.9
Total liabilities and stockholders’ equity	$1,095.9	$4,628.9	$4,730.4	$1,011.5	$—	$(4,711.4)	$6,755.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$346.4	$—	$24.6	$—	$(26.5)	$344.5
Accounts receivable, net	—	—	1,479.1	82.0	—	—	1,561.1
Merchandise inventory	—	—	333.9	3.6	—	—	337.5
Miscellaneous receivables	—	56.1	93.3	6.2	—	—	155.6
Prepaid expenses and other	—	11.0	46.0	1.5	—	(3.8)	54.7
Total current assets	—	413.5	1,952.3	117.9	—	(30.3)	2,453.4
Property and equipment, net	—	80.5	55.5	1.2	—	—	137.2
Equity investments	—	86.7	—	—	—	—	86.7
Goodwill	—	751.8	1,439.0	26.8	—	—	2,217.6
Other intangible assets, net	—	320.0	843.6	5.2	—	—	1,168.8
Other assets	4.3	12.2	0.4	1.4	—	(6.1)	12.2
Investment in and advances to subsidiaries	932.2	2,784.5	—	—	—	(3,716.7)	—
Total assets	$936.5	$4,449.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,075.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$23.9	$671.9	$34.7	$—	$(26.5)	$704.0
Accounts payable-inventory financing	—	—	332.1	—	—	—	332.1
Current maturities of long-term debt	—	15.4	—	—	—	—	15.4
Deferred revenue	—	—	79.9	1.4	—	—	81.3
Accrued expenses	—	137.8	193.6	7.9	—	(4.1)	335.2
Total current liabilities	—	177.1	1,277.5	44.0	—	(30.6)	1,468.0
Long-term liabilities:
Debt	—	3,150.6	—	—	—	—	3,150.6
Deferred income taxes	—	146.7	331.3	1.3	—	(4.3)	475.0
Other liabilities	—	42.6	3.7	1.0	—	(1.5)	45.8
Total long-term liabilities	—	3,339.9	335.0	2.3	—	(5.8)	3,671.4
Total stockholders’ equity	936.5	932.2	2,678.3	106.2	—	(3,716.7)	936.5
Total liabilities and stockholders’ equity	$936.5	$4,449.2	$4,290.8	$152.5	$—	$(3,753.1)	$6,075.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$12,151.2	$837.5	$—	$—	$12,988.7
Cost of sales	—	—	10,158.6	714.3	—	—	10,872.9
Gross profit	—	—	1,992.6	123.2	—	—	2,115.8
Selling and administrative expenses	—	114.5	1,020.9	90.6	—	—	1,226.0
Advertising expense	—	—	143.2	4.6	—	—	147.8
Income (loss) from operations	—	(114.5)	828.5	28.0	—	—	742.0
Interest (expense) income, net	—	(158.3)	2.3	(3.5)	—	—	(159.5)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Management fee	—	4.2	—	(4.2)	—	—	—
Gain on remeasurement of equity investment	—	—	—	98.1	—	—	98.1
Other income (expense), net	—	(11.1)	1.6	0.2	—	—	(9.3)
Income (loss) before income taxes	—	(304.0)	832.4	118.6	—	—	647.0
Income tax benefit (expense)	—	103.3	(307.2)	(40.0)	—	—	(243.9)
Income (loss) before equity in earnings of subsidiaries	—	(200.7)	525.2	78.6	—	—	403.1
Equity in earnings of subsidiaries	403.1	603.8	—	—	—	(1,006.9)	—
Net income	$403.1	$403.1	$525.2	$78.6	$—	$(1,006.9)	$403.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$11,542.3	$532.2	$—	$—	$12,074.5
Cost of sales	—	—	9,684.9	468.3	—	—	10,153.2
Gross profit	—	—	1,857.4	63.9	—	—	1,921.3
Selling and administrative expenses	—	112.8	962.3	35.2	—	—	1,110.3
Advertising expense	—	—	134.0	4.0	—	—	138.0
(Loss) income from operations	—	(112.8)	761.1	24.7	—	—	673.0
Interest (expense) income, net	—	(197.7)	0.1	0.3	—	—	(197.3)
Net loss on extinguishments of long-term debt	—	(90.7)	—	—	—	—	(90.7)
Management fee	—	3.9	—	(3.9)	—	—	—
Other (expense) income, net	—	1.2	1.5	—	—	—	2.7
(Loss) income before income taxes	—	(396.1)	762.7	21.1	—	—	387.7
Income tax benefit (expense)	—	141.0	(278.1)	(5.7)	—	—	(142.8)
(Loss) income before equity in earnings of subsidiaries	—	(255.1)	484.6	15.4	—	—	244.9
Equity in earnings of subsidiaries	244.9	500.0	—	—	—	(744.9)	—
Net income	$244.9	$244.9	$484.6	$15.4	$—	$(744.9)	$244.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$10,293.3	$475.3	$—	$—	$10,768.6
Cost of sales	—	—	8,592.1	416.2	—	—	9,008.3
Gross profit	—	—	1,701.2	59.1	—	—	1,760.3
Selling and administrative expenses	24.4	103.9	957.3	35.3	—	—	1,120.9
Advertising expense	—	—	126.8	4.0	—	—	130.8
(Loss) income from operations	(24.4)	(103.9)	617.1	19.8	—	—	508.6
Interest (expense) income, net	—	(250.6)	0.2	0.3	—	—	(250.1)
Net loss on extinguishments of long-term debt	—	(64.0)	—	—	—	—	(64.0)
Management fee	—	4.3	—	(4.3)	—	—	—
Other income (expense), net	—	(0.5)	1.2	0.3	—	—	1.0
(Loss) income before income taxes	(24.4)	(414.7)	618.5	16.1	—	—	195.5
Income tax benefit (expense)	9.2	142.2	(209.5)	(4.6)	—	—	(62.7)
(Loss) income before equity in earnings of subsidiaries	(15.2)	(272.5)	409.0	11.5	—	—	132.8
Equity in earnings of subsidiaries	148.0	420.5	—	—	—	(568.5)	—
Net income	$132.8	$148.0	$409.0	$11.5	$—	$(568.5)	$132.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$358.6	$358.6	$525.2	$34.1	$—	$(917.9)	$358.6

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$0.5	$(18.1)	$350.0	$27.9	$—	$(82.8)	$277.5
Cash flows from investing activities:
Capital expenditures	—	(75.4)	(11.6)	(3.1)	—	—	(90.1)
Acquisition of business, net of cash acquired	—	—	—	(263.8)	—	—	(263.8)
Premium payments on interest rate cap agreements	—	(0.5)	—	—	—	—	(0.5)
Net cash used in investing activities	—	(75.9)	(11.6)	(266.9)	—	—	(354.4)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	314.5	—	—	—	—	314.5
Repayments of borrowings under revolving credit facility	—	(314.5)	—	—	—	—	(314.5)
Repayments of long-term debt	—	(15.4)	—	(17.4)	—	—	(32.8)
Proceeds from issuance of long-term debt	—	525.0	—	—	—	—	525.0
Payments to extinguish long-term debt	—	(525.3)	—	—	—	—	(525.3)
Payment of debt financing costs	—	(6.8)	—	—	—	—	(6.8)
Net change in accounts payable-inventory financing	—	—	96.1	(0.2)	—	—	95.9
Proceeds from stock option exercises	—	2.4	—	—	—	—	2.4
Proceeds from Coworker stock purchase plan	—	8.7	—	—	—	—	8.7
Repurchases of common stock	(241.3)	—	—	—	—	—	(241.3)
Dividends paid	(52.9)	—	—	—	—	—	(52.9)
Excess tax benefits from equity-based compensation	—	0.6	—	—	—	—	0.6
Advances to/from affiliates	293.7	(196.5)	(434.5)	267.4	—	69.9	—
Net cash provided by (used in) financing activities	(0.5)	(207.3)	(338.4)	249.8	—	69.9	(226.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.5)	—	—	(3.5)
Net increase (decrease) in cash and cash equivalents	—	(301.3)	—	7.3	—	(12.9)	(306.9)
Cash and cash equivalents – beginning of period	—	346.4	—	24.6	—	(26.5)	344.5
Cash and cash equivalents – end of period	$—	$45.1	$—	$31.9	$—	$(39.4)	$37.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(120.4)	$547.7	$11.8	$—	$(4.1)	$435.0
Cash flows from investing activities:
Capital expenditures	—	(47.9)	(7.1)	—	—	—	(55.0)
Payment for equity investments	—	(86.8)	—	—	—	—	(86.8)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	(20.9)	—	—	—	—	(20.9)
Premium Payments on interest rate cap agreements	—	(2.1)	—	—	—	—	(2.1)
Net cash used in investing activities	—	(157.7)	(7.1)	—	—	—	(164.8)
Cash flows from financing activities:
Repayments of long-term debt	—	(15.4)	—	—	—	—	(15.4)
Proceeds from issuance of long-term debt	—	1,175.0	—	—	—	—	1,175.0
Payments to extinguish long-term debt	—	(1,299.0)	—	—	—	—	(1,299.0)
Payment of debt financing costs	—	(21.9)	—	—	—	—	(21.9)
Net change in accounts payable-inventory financing	—	—	75.5	—	—	—	75.5
Proceeds from stock option exercises	—	1.3	—	—	—	—	1.3
Proceeds from Coworker stock purchase plan	—	5.8	—	—	—	—	5.8
Dividends paid	(33.6)	—	—	—	—	—	(33.6)
Excess tax benefits from equity-based compensation	—	0.3	—	—	—	—	0.3
Advances to/from affiliates	33.6	581.9	(616.1)	0.6	—	—	—
Net cash provided by (used in) financing activities	—	428.0	(540.6)	0.6	—	—	(112.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.8)	—	—	(1.8)
Net increase (decrease) in cash and cash equivalents	—	149.9	—	10.6	—	(4.1)	156.4
Cash and cash equivalents – beginning of period	—	196.5	—	14.0	—	(22.4)	188.1
Cash and cash equivalents – end of period	$—	$346.4	$—	$24.6	$—	$(26.5)	$344.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(15.2)	$(130.3)	$508.8	$5.5	$—	$(2.5)	$366.3
Cash flows from investing activities:
Capital expenditures	—	(40.8)	(6.2)	(0.1)	—	—	(47.1)
Net cash used in investing activities	—	(40.8)	(6.2)	(0.1)	—	—	(47.1)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.0	—	—	—	—	63.0
Repayments of borrowings under revolving credit facility	—	(63.0)	—	—	—	—	(63.0)
Repayments of long-term debt	—	(51.1)	—	—	—	—	(51.1)
Proceeds from issuance of long-term debt	—	1,535.2	—	—	—	—	1,535.2
Payments to extinguish long-term debt	—	(2,047.4)	—	—	—	—	(2,047.4)
Payment of debt financing costs	—	(6.1)	—	—	—	—	(6.1)
Net change in accounts payable-inventory financing	—	—	7.4	—	—	—	7.4
Payment of incentive compensation plan withholding taxes	—	(4.0)	(19.6)	(0.5)	—	—	(24.1)
Proceeds from issuance of common stock	424.7	—	—	—	—	—	424.7
Dividends paid	(7.3)	—	—	—	—	—	(7.3)
Advances to/from affiliates	(402.2)	892.6	(490.4)	—	—	—	—
Other financing activities	—	0.4	—	—	—	—	0.4
Net cash provided by (used in) financing activities	15.2	319.6	(502.6)	(0.5)	—	—	(168.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	—	(0.7)
Net increase (decrease) in cash and cash equivalents	—	148.5	—	4.2	—	(2.5)	150.2
Cash and cash equivalents – beginning of period	—	48.0	—	9.8	—	(19.9)	37.9
Cash and cash equivalents – end of period	$—	$196.5	$—	$14.0	$—	$(22.4)	$188.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Selected Quarterly Financial Results (unaudited)

	Year Ended December 31, 2015
(in millions, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,313.9	$1,492.1	$1,458.9	$1,493.4
Small Business	260.1	269.3	265.6	263.2
Total Corporate	1,574.0	1,761.4	1,724.5	1,756.6
Public:
Government	288.6	385.0	488.6	513.7
Education	343.6	546.1	579.0	338.3
Healthcare	373.6	443.1	400.5	425.3
Total Public	1,005.8	1,374.2	1,468.1	1,277.3
Other	175.4	178.4	308.5	384.5
Net sales	$2,755.2	$3,314.0	$3,501.1	$3,418.4

Gross profit	$456.5	$534.5	$567.2	$557.6
Income from operations	151.6	205.9	204.6	179.9
Net income	54.7	108.2	150.9	89.3
Net income per common share(1):
Basic	0.32	0.63	0.89	0.53
Diluted	0.32	0.63	0.88	0.52

Cash dividends declared per common share	$0.0675	$0.0675	$0.0675	$0.1075

	Year Ended December 31, 2014
(in millions, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales Detail:
Corporate:
Medium/Large	$1,274.8	$1,395.4	$1,374.8	$1,440.3
Small Business	230.8	260.8	247.9	250.7
Total Corporate	1,505.6	1,656.2	1,622.7	1,691.0
Public:
Government	254.2	313.1	441.3	440.8
Education	321.6	527.0	632.8	342.6
Healthcare	394.1	431.5	394.7	385.7
Total Public	969.9	1,271.6	1,468.8	1,169.1
Other	176.8	178.2	174.6	190.0
Net sales	$2,652.3	$3,106.0	$3,266.1	$3,050.1

Gross profit	$425.2	$496.9	$507.3	$491.9
Income from operations	135.8	188.2	184.7	164.3
Net income	50.9	86.6	55.6	51.8
Net income per common share (1):
Basic	0.30	0.51	0.33	0.30
Diluted	0.30	0.50	0.32	0.30

Cash dividends declared per common share	$0.0425	$0.0425	$0.0425	$0.0675

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

19.    Subsequent Events
On February 9, 2016, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.1075 per common share to be paid on March 10, 2015 to all stockholders of record as of the close of business on February 25, 2016. Future dividends will be subject to Board of Directors approval.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2015, 2014 and 2013

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2015	$5.7	$4.2	$(3.9)	$6.0
Year Ended December 31, 2014	5.4	5.4	(5.1)	5.7
Year Ended December 31, 2013	5.4	2.8	(2.8)	5.4

Reserve for sales returns:
Year Ended December 31, 2015	$5.1	$34.4	$(34.6)	$4.9
Year Ended December 31, 2014	5.1	36.2	(36.2)	5.1
Year Ended December 31, 2013	4.4	35.0	(34.3)	5.1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
Based on its assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
On August 1, 2015, the Company completed the acquisition of Kelway TopCo Limited (“Kelway”) by purchasing the remaining 65% of its outstanding common stock which increased the registrant's ownership interest from 35% to 100% and provided the registrant control. Management has excluded this acquisition from its assessment of internal control over financial reporting for the year ended December 31, 2015. Kelway represented $897.5 million of total assets as of December 31, 2015 and $350.7 million and $8.6 million of net sales and net income, respectively, for the year then ended.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CDW Corporation

We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). CDW Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kelway TopCo Limited, which is included in the 2015 consolidated financial statements of CDW Corporation and subsidiaries and constituted $898 million of total assets as of December 31, 2015 and $351 million and $9 million of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of CDW Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Kelway TopCo Limited.
In our opinion, CDW Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of CDW Corporation and subsidiaries and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2016

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
See Part I - “Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders on May 19, 2016 (“2016 Proxy Statement”), which we will file with the SEC on or before 120 days after our 2015 fiscal year-end.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2016 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2016 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2016 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	105
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

CDW CORPORATION

Date:	February 24, 2016	By:	/s/ Thomas E. Richards
Thomas E. Richards
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Richards	Chairman, President and Chief Executive Officer (principal executive officer) and Director	February 24, 2016
Thomas E. Richards

/s/ Ann E. Ziegler	Senior Vice President and Chief Financial Officer (principal financial officer)	February 24, 2016
Ann E. Ziegler

/s/ Neil B. Fairfield	Vice President and Controller (principal accounting officer)	February 24, 2016
Neil B. Fairfield

/s/ Steven W. Alesio	Director	February 24, 2016
Steven W. Alesio

/s/ Barry K. Allen	Director	February 24, 2016
Barry K. Allen

/s/ James A. Bell	Director	February 24, 2016
James A. Bell

/s/ Benjamin D. Chereskin	Director	February 24, 2016
Benjamin D. Chereskin

/s/ Lynda M. Clarizio	Director	February 24, 2016
Lynda M. Clarizio

/s/ Glenn M. Creamer	Director	February 24, 2016
Glenn M. Creamer

/s/ Michael J. Dominguez	Director	February 24, 2016
Michael J. Dominguez

/s/ Paul J. Finnegan	Director	February 24, 2016
Paul J. Finnegan

/s/ David W. Nelms	Director	February 24, 2016
David W. Nelms

/s/ Robin P. Selati	Director	February 24, 2016
Robin P. Selati

/s/ Joseph R. Swedish	Director	February 24, 2016
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 24, 2016
Donna F. Zarcone

EXHIBIT INDEX

Exhibit Number	Description

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

3.6	Amended and Restated By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.1 with CDW Corporation's Form 10-Q filed on May 8, 2015 and incorporated herein by reference.

3.7*	Articles of Organization of CDW Technologies LLC (formerly CDW Technologies, Inc.).

3.8*	Operating Agreement of CDW Technologies LLC (formerly CDW Technologies, Inc.).

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

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

3.14	Amended and Restated By-Laws of CDW Logistics, Inc., previously filed as Exhibit 3.14 with CDW Corporation’s Form S-3 filed on July 31, 2014 (Reg. No. 333-197744) and incorporated herein by reference.

4.1	Specimen Common Stock Certificate, previously filed as Exhibit 4.1 with CDW Corporation’s Amendment No. 3 to Form S-1 filed on June 25, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

4.2
Indenture, dated as of August 5, 2014, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on August 6, 2014 and incorporated herein by reference.

Exhibit Number	Description
4.3	Form of 6% Senior Note (included as Exhibit A to Exhibit 4.2), previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on August 6, 2014 and incorporated herein by reference.

4.4
Second Supplemental Indenture, dated as of March 3, 2015, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on March 3, 2015 and incorporated herein by reference.

4.5	Form of 5% Note (included as Exhibit A to Exhibit 4.4), previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on March 3, 2015 and incorporated herein by reference.

4.6
Base Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation's Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.7
First Supplemental Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, CDW Corporation the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.8	Form of 5.5% Senior Note (included as Exhibit B to Exhibit 4.7), previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on December 1, 2014 and incorporated herein by reference.

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

10.5
Third Amendment to the Term Loan Agreement, dated as of September 12, 2013, by and among CDW LLC, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on November 7, 2013 and incorporated herein by reference.

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

10.11
Withdrawal from Registration Agreement, dated as of November 13, 2013, by and among CDW Corporation, James R. Shanks and BOS Holdings, LLC, previously filed as Exhibit 10.11 with CDW Corporation’s Form 10-K filed on March 5, 2014 and incorporated herein by reference.

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

10.14§
Form of Compensation Protection Agreement (executive officers other than Thomas E. Richards), previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on March 28, 2014 and incorporated herein by reference.

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

10.19
Share Repurchase Agreement, dated as of May 17, 2015, by and among the Company, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., MDCP Co-Investors (CDW), L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P. and PEP Co-Investors (CWD) L.P., previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on May 21, 2015 and incorporated herein by reference.

10.20
Letter Agreement, dated as of May 18, 2015, by and among the Company, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., MDCP Co-Investors (CDW), L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P. and PEP Co-Investors (CWD) L.P., previously filed as Exhibit 10.2 with CDW Corporation's Form 8-K filed on May 21, 2015 and incorporated herein by reference.

10.21§
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
10.23§
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

10.25§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (executed by Neal J. Campbell and Christina M. Corley), previously filed as Exhibit 10.38 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.26§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Thomas E. Richards, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.12 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.27§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka), previously filed as Exhibit 10.13 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.28§	CDW Amended and Restated Restricted Debt Unit Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on November 7, 2013 and incorporated herein by reference.

10.29§
Form of CDW Restricted Debt Unit Grant Notice and Agreement (executed by Thomas E. Richards, Dennis G. Berger, Douglas E. Eckrote, Christine A. Leahy, Jonathan J. Stevens and Ann E. Ziegler), previously filed as Exhibit 10.23 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.30§
Form of CDW Restricted Debt Unit Grant Notice and Agreement (executed by Neal J. Campbell, Christina M. Corley, Christina V. Rother and Matthew A. Troka), previously filed as Exhibit 10.24 with CDW Corporation's Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.31§
Form of Stock Option Agreement (executive officers) under the CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.4 with CDW Corporation’s Form 10-Q filed on May 12, 2014 and incorporated herein by reference.

10.32§
Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.5 with CDW Corporation’s Form 10-Q filed on May 12, 2014 and incorporated herein by reference.

10.33§
Form of Performance Share Award Agreement (executive officers) under the CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.31 with CDW Corporation's Form 10-K filed on February 26, 2015 and incorporated herein by reference.

10.34§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.6 with CDW Corporation’s Form 10-Q filed on May 12, 2014 and incorporated herein by reference.

12.1*	Computation of ratio of earnings to fixed charges.

21.1*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit Number	Description
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Filed herewith

**	These items are furnished and not filed.

§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.