Form 10-Q
period 2016-03-31
CDW Corp
filed 2016-05-05
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 30, 2016, there were 165,609,467 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$248.2	$37.6
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $6.0, respectively	1,780.2	2,017.4
Merchandise inventory	460.4	393.1
Miscellaneous receivables	212.7	198.4
Prepaid expenses and other	114.8	144.3
Total current assets	2,816.3	2,790.8
Property and equipment, net	168.4	175.4
Goodwill	2,495.2	2,500.4
Other intangible assets, net	1,225.4	1,276.4
Other assets	12.6	12.3
Total assets	$6,717.9	$6,755.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$958.6	$866.5
Accounts payable-inventory financing	372.9	439.6
Current maturities of long-term debt	26.9	27.2
Deferred revenue	166.3	151.9
Accrued expenses:
Compensation	126.7	120.4
Interest	17.5	25.1
Sales taxes	38.1	38.1
Advertising	50.8	52.3
Income taxes	51.6	—
Other	134.0	166.2
Total current liabilities	1,943.4	1,887.3
Long-term liabilities:
Debt	3,225.0	3,232.5
Deferred income taxes	448.5	469.6
Other liabilities	61.1	70.0
Total long-term liabilities	3,734.6	3,772.1
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 165.5 and 168.2 shares issued and outstanding, respectively	1.7	1.7
Paid-in capital	2,817.1	2,806.9
Accumulated deficit	(1,710.0)	(1,651.6)
Accumulated other comprehensive loss	(68.9)	(61.1)
Total stockholders’ equity	1,039.9	1,095.9
Total liabilities and stockholders’ equity	$6,717.9	$6,755.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$3,116.7	$2,755.2
Cost of sales	2,592.2	2,298.7
Gross profit	524.5	456.5
Selling and administrative expenses	329.3	275.5
Advertising expense	34.2	29.4
Income from operations	161.0	151.6
Interest expense, net	(38.1)	(44.8)
Net loss on extinguishments of long-term debt	—	(24.3)
Other income, net	1.0	4.5
Income before income taxes	123.9	87.0
Income tax expense	(46.1)	(32.3)
Net income	$77.8	$54.7

Net income per common share:
Basic	$0.47	$0.32
Diluted	$0.46	$0.32

Weighted-average common shares outstanding:
Basic	167.3	172.1
Diluted	168.9	173.5

Cash dividends declared per common share	$0.1075	$0.0675

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$77.8	$54.7
Foreign currency translation (net of tax benefit of $0.0 and $1.4 million, respectively)	(7.8)	(11.0)
Other comprehensive loss, net of tax	(7.8)	(11.0)
Comprehensive income	$70.0	$43.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2015	—	$—	168.2	$1.7	$2,806.9	$(1,651.6)	$(61.1)	$1,095.9
Net income	—	—	—	—	—	77.8	—	77.8
Equity-based compensation expense	—	—	—	—	6.7	—	—	6.7
Stock option exercises	—	—	—	—	1.2	—	—	1.2
Excess tax benefits from equity-based compensation	—	—	—	—	0.2	—	—	0.2
Coworker Stock Purchase Plan	—	—	—	—	1.9	—	—	1.9
Common stock issued for equity-based compensation	—	—	0.3	—	—	—	—	—
Repurchases of common stock	—	—	(3.0)	—	—	(118.0)	—	(118.0)
Dividends	—	—	—	—	0.2	(18.2)	—	(18.0)
Foreign currency translation	—	—	—	—	—	—	(7.8)	(7.8)
Balance as of March 31, 2016	—	$—	165.5	$1.7	$2,817.1	$(1,710.0)	$(68.9)	$1,039.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$77.8	$54.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.0	52.5
Equity-based compensation expense	8.4	4.7
Deferred income taxes	(25.0)	(22.6)
Amortization of deferred financing costs, debt premium and debt discount, net	1.6	1.5
Net loss on extinguishments of long-term debt	—	24.3
Income from equity investment	—	(4.0)
Other	—	1.3
Changes in assets and liabilities:
Accounts receivable	237.6	105.4
Merchandise inventory	(68.2)	(19.7)
Other assets	9.4	(23.1)
Accounts payable-trade	91.0	(7.0)
Other current liabilities	38.0	8.7
Long-term liabilities	(7.0)	1.1
Net cash provided by operating activities	427.6	177.8
Cash flows from investing activities:
Capital expenditures	(11.0)	(10.0)
Premium payments on interest rate cap agreements	—	(0.5)
Net cash used in investing activities	(11.0)	(10.5)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	63.4	—
Repayments of borrowings under revolving credit facility	(63.4)	—
Repayments of long-term debt	(6.7)	(3.9)
Proceeds from issuance of long-term debt	—	525.0
Payments to extinguish long-term debt	—	(525.3)
Payments of debt financing costs	—	(6.8)
Net change in accounts payable-inventory financing	(66.5)	(42.3)
Proceeds from stock option exercises	1.2	0.5
Excess tax benefits from equity-based compensation	0.2	0.1
Proceeds from Coworker Stock Purchase Plan	1.9	1.7
Repurchases of common stock	(118.0)	—
Dividends	(18.0)	(11.7)
Other	(0.5)	—
Net cash used in financing activities	(206.4)	(62.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.7)
Net increase in cash and cash equivalents	210.6	102.9
Cash and cash equivalents—beginning of period	37.6	344.5
Cash and cash equivalents—end of period	$248.2	$447.4
Supplementary disclosure of cash flow information:
Cash paid for Interest, net	$(44.1)	$(53.1)
Cash paid for Income taxes, net	$(6.8)	$(4.3)
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”) is a Fortune 500 company with multi-national capabilities and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the United States, Canada and the United Kingdom. The Company's offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
Throughout this report, the terms the “Company” and “CDW” refer to Parent and its 100% owned subsidiaries.
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations and does not hold any material assets or engage in any business activities or operations.

On August 1, 2015, the Company completed the acquisition of Kelway TopCo Limited (“Kelway”) by purchasing the remaining 65% of its outstanding common stock which increased the Company’s ownership interest from 35% to 100%, and provided the Company control. On April 4, 2016, Kelway was rebranded CDW UK. Throughout this report, the term "CDW UK" refers to Kelway. For further details regarding the acquisition, see Note 3 (Acquisition).
Basis of Presentation
The unaudited interim Consolidated Financial Statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “December 31, 2015 Consolidated Financial Statements”). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2015 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2015 Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2016.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Recent Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requiring the recognition of the income tax effects of stock awards in the income statement when the awards are settled and allowing the Company to repurchase more of an employee's shares than allowed under current guidance, without triggering liability accounting. This ASU also addresses simplifications related to statement of cash flows classification and accounting for forfeitures. This ASU is effective for the Company beginning in the first quarter of 2017 and allows for early adoption. The Company is currently evaluating the method of adoption and the impact this ASU will have on its Consolidated Financial Statements.
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU is effective for the Company beginning in the first quarter of 2019 and allows for early adoption. The Company is currently evaluating the method of adoption and the impact this ASU will have on its Consolidated Financial Statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the presentation of deferred income taxes by requiring all deferred taxes to be presented as noncurrent in the balance sheet. In the first quarter of 2016, the Company elected to early adopt ASU 2015-17 on a prospective basis. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, amending the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value instead of the lower of cost or market value. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and must be applied prospectively after the date of adoption. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), replacing most existing revenue recognition guidance under GAAP and eliminating industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date by one year.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), clarifying the principal versus agent guidance in the new revenue recognition standard, by revising the indicators to focus on evidence that the company is a principal. This ASU is effective for the Company beginning in the first quarter of 2018, allows for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the method of adoption and the impact this ASU will have on its Consolidated Financial Statements.

3.	Acquisition

On August 1, 2015, the Company completed the acquisition of CDW UK by purchasing the remaining 65% of its outstanding common stock which increased the Company's ownership interest from 35% to 100%, and provided the Company control.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of the total consideration transferred is as follows:

(in millions)	Acquisition-Date Fair Value
Cash	$291.6
Fair value of CDW common stock(1)	33.2
Fair value of previously held equity investment on the date of acquisition(2)	174.9
Total consideration	$499.7

(1)
The Company issued 2 million shares of CDW common stock. The fair value of the common stock was based on the closing market price on July 31, 2015, adjusted for the lack of marketability as the shares of CDW common stock issued to the sellers are subject to a three-year lock up restriction from August 1, 2015. One of the sellers granted 1 million stock options to certain CDW UK coworkers over his shares of CDW common stock received in the transaction. The fair value of these stock options was $22 million, which has been accounted for as post-combination stock-based compensation and is being amortized over the weighted-average requisite service period of 3.2 years. Compensation expense for these options is included in Selling and administrative expenses in the Consolidated Statements of Operations.

(2)
As a result of the Company obtaining control over CDW UK, the Company’s previously held 35% equity investment was remeasured to fair value, resulting in a gain of $98 million included in Gain on remeasurement of equity investment in the Consolidated Statements of Operations. The fair value of the previously held equity investment was determined by management with the assistance of a third party valuation firm, based on information available as of the acquisition date.

The recognized amounts of identifiable assets acquired and liabilities assumed, translated using the foreign currency exchange rates on the date of acquisition, are as follows:

(in millions)	Acquisition-Date Fair Value(1)
Cash	$27.8
Accounts receivable	135.7
Merchandise inventory	27.1
Property and equipment, net	11.4
Identified intangible assets(2)	289.8
Other assets	53.6
Total assets acquired	545.4
Accounts payable—trade	(86.1)
Deferred revenue	(57.2)
Other liabilities	(41.5)
Deferred tax liabilities	(55.1)
Debt	(111.5)
Total liabilities assumed	(351.4)
Total identifiable net assets	194.0

Goodwill	305.7

Total purchase price	$499.7

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
(unaudited)

(2)	Details of the identified intangible assets are as follows:

(in millions)	Acquisition-Date Fair Value	Weighted-Average Amortization Period (in years)
Customer relationships	$260.8	13
Customer contracts	25.9	3
Developed technology	1.7	2
Trade name	1.4	1
Total identified intangible assets	$289.8

Goodwill in the amount of $306 million was recognized in the acquisition of CDW UK and is attributable to the business from new customers and the value of the acquired assembled workforce. The goodwill was allocated to the CDW UK operating segment which is included with CDW Canada in an all other category (“Other”). The full amount of goodwill recognized is not deductible for income tax purposes in the United Kingdom.
The unaudited pro forma Consolidated Statements of Operations in the table below summarizes the combined results of operations of the Company and CDW UK, as if the acquisition had been completed on January 1, 2015, and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for equity-based compensation, acquisition and integration costs, incremental intangible asset amortization based on the fair values of each identifiable intangible asset, which are subject to change within the measurement period, pre-acquisition equity earnings, the gain on the remeasurement of the Company’s previously held 35% equity method investment, elimination of pre-acquisition intercompany sales transactions and the impacts of certain other pre-acquisition transactions. Pro forma adjustments were tax-effected at the statutory rates within the applicable jurisdictions.
This unaudited pro forma information is presented for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the acquisition had taken place on January 1, 2015, nor the results that may be obtained in the future. This unaudited pro forma information does not reflect future synergies, integration costs, or other such costs or savings.
The unaudited pro forma Consolidated Statements of Operations for the three months ended March 31, 2015 is as follows:

Net sales	$2,972.7
Net income	56.1
The unaudited pro forma information above reflects the following adjustments:

(1)	Excludes acquisition and integration costs directly related to the transaction.

(2)	Includes additional amortization expense related to the fair value of acquired intangibles.

(3)	Excludes the Company's share of net income/loss from its previously held 35% equity investment prior to the completion of the acquisition.

(4)	Excludes non-cash equity-based compensation related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the completion of the acquisition.

(5)	Includes additional non-cash equity-based compensation related to equity awards granted to CDW UK coworkers after the completion of the acquisition.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Inventory Financing Agreements
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

(in millions)	March 31, 2016	December 31, 2015
Revolving Loan inventory financing agreement	$354.9	$427.0
Other inventory financing agreements(1)	18.0	12.6
Accounts payable-inventory financing	$372.9	$439.6

(1)
As of March 31, 2016 and December 31, 2015, amounts owed under other inventory financing agreements of $1 million or less for both periods, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

5.	Long-Term Debt
Long-term debt as of March 31, 2016 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs(1)	Total
Senior secured asset-based revolving credit facility (1)	—%	$—	$—	$—
CDW UK revolving credit facility(2)	—%	—	—	—
Senior secured term loan facility	3.25%	1,494.3	(6.3)	1,488.0
CDW UK term loan	1.99%	83.3	(0.5)	82.8
Senior notes due 2022	6.0%	600.0	(6.4)	593.6
Senior notes due 2023	5.0%	525.0	(6.0)	519.0
Senior notes due 2024	5.5%	575.0	(6.5)	568.5
Total long-term debt		3,277.6	(25.7)	3,251.9
Less current maturities of long-term debt		(26.9)	—	(26.9)
Long-term debt, excluding current maturities		$3,250.7	$(25.7)	$3,225.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Long-term debt as of December 31, 2015 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs(1)	Total
Senior secured asset-based revolving credit facility (1)	—%	$—	$—	$—
CDW UK revolving credit facility (2)	—%	—	—	—
Senior secured term loan facility	3.25%	1,498.1	(6.7)	1,491.4
CDW UK Term Loan	1.98%	88.4	(0.6)	87.8
Senior notes due 2022	6.0%	600.0	(6.6)	593.4
Senior notes due 2023	5.0%	525.0	(6.2)	518.8
Senior notes due 2024	5.5%	575.0	(6.7)	568.3
Total long-term debt		3,286.5	(26.8)	3,259.7
Less current maturities of long-term debt		(27.2)	—	(27.2)
Long-term debt, excluding current maturities		$3,259.3	$(26.8)	$3,232.5

(1)
The Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”) includes an inventory floorplan sub-facility that is related to the Revolving Loan inventory financing agreement with a financial intermediary. As of March 31, 2016, the Company had no outstanding borrowings under the Revolving Loan, $2 million of undrawn letters of credit and $340 million reserved related to the floorplan sub-facility. As of March 31, 2016, the borrowing base was $1,334 million based on the amount of eligible inventory and accounts receivable balances as of February 29, 2016. The Company could have borrowed up to an additional $908 million under the Revolving Loan as of March 31, 2016.

(2)	The CDW UK Credit Facility is a multi-currency revolving credit facility, expiring on July 17, 2017, under which CDW UK is permitted to borrow an aggregate amount of £50.0 million ($72 million).
Debt Covenants
As of March 31, 2016, the Company remained in compliance with the covenants under its various credit agreements, the most restrictive of which is under the credit agreement governing the Senior Secured Term Loan Facility ("Term Loan"). Under the Term Loan, there are restrictions on the ability of CDW to pay dividends, make share repurchases, redeem subordinated debt and engage in certain other transactions. As of March 31, 2016, the amount of CDW’s restricted payment capacity under the Term Loan was $680 million. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25 on a pro forma basis. The total net leverage ratio was 2.8 as of March 31, 2016.
Fair Value
The fair values of the 2022, 2023 and 2024 Senior Notes were estimated using quoted market prices for identical assets or liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical assets or liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy. The fair value of the CDW UK Term Loan was estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar arrangements. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

(in millions)	March 31, 2016	December 31, 2015
Fair value	$3,338.2	$3,330.4
Carrying value	3,277.6	3,286.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interest Rate Cap Agreements
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company maintains interest rate cap agreements. As of March 31, 2016 the interest rate cap agreements had a combined notional amount of $1,400 million and are effective from January 14, 2015 through January 14, 2017. Under these agreements, the Company has the right to receive payments equal to the amount, if any, by which the three-month LIBOR exceeds 2.0% during the agreement period. The fair value of the Company's interest rate cap agreements was less than $1 million as of March 31, 2016 and December 31, 2015.

6.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Basic weighted-average shares outstanding	167.3	172.1
Effect of dilutive securities(1)	1.6	1.4
Diluted weighted-average shares outstanding(2)	168.9	173.5

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for the three months ended March 31, 2016 and 2015 as their inclusion would have had an anti-dilutive effect.

7.	Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state, international, national, provincial and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the US bankruptcy laws or similar laws of the jurisdictions for the Company’s business activities outside of the US. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
On October 29, 2015, the Company received a request for production of documents in connection with an investigation by the SEC of the Company’s vendor partner program incentives. The Company has produced documents to the SEC and is continuing to cooperate with the SEC in this matter.
As of March 31, 2016, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

8.	Segment Information
The Company has two reportable segments: Corporate, which is comprised primarily of private sector business customers in the US, and Public, which is comprised of government agencies and education and healthcare institutions in the US. The Company has two other operating segments: CDW Canada and CDW UK, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). Effective January 1, 2016, CDW Advanced Services is no longer an operating segment. Its results have been allocated to the Corporate and

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Public segments to align the Company's financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions. Segment information reported in prior periods has been reclassified to conform to the current period presentation.
Information about the Company’s segments for the three months ended March 31, 2016 and 2015 is as follows:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended March 31, 2016:
Net sales	$1,692.3	$1,069.4	$355.0	$—	$3,116.7
Income (loss) from operations(1)	118.2	58.5	8.1	(23.8)	161.0
Depreciation and amortization expense	(25.9)	(11.2)	(8.7)	(18.2)	(64.0)

Three Months Ended March 31, 2015:
Net sales	$1,610.4	$1,017.2	$127.6	$—	$2,755.2
Income (loss) from operations(1)	118.6	55.4	4.9	(27.3)	151.6
Depreciation and amortization expense	(25.7)	(11.1)	(0.4)	(15.3)	(52.5)

(1)	Certain costs related to technology specialists have been reclassified between our Corporate and Public segments. Prior periods have been reclassified to conform to the current period presentation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Supplemental Guarantor Information
The 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes are, and, prior to being redeemed in full, the 2019 Senior Notes were guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and the Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes and (ii) were subject to certain customary release provisions contained in the indentures governing the 2019 Senior Notes until such indentures were satisfied and discharged in the first quarter of 2015. CDW LLC's 100% owned foreign subsidiaries, CDW International Holdings Limited, which is comprised of CDW UK and Canada, (together the “Non-Guarantor Subsidiaries”) do not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015, Consolidating Statements of Operations for the three months ended March 31, 2016 and 2015, condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 and condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2016 and 2015, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$185.4	$—	$82.6	$—	$(19.8)	$248.2
Accounts receivable, net	—	—	1,529.0	251.2	—	—	1,780.2
Merchandise inventory	—	—	393.1	67.3	—	—	460.4
Miscellaneous receivables	—	77.7	111.9	23.1	—	—	212.7
Prepaid expenses and other	—	16.6	61.4	36.8	—	—	114.8
Total current assets	—	279.7	2,095.4	461.0	—	(19.8)	2,816.3
Property and equipment, net	—	106.1	51.5	10.8	—	—	168.4
Goodwill	—	751.8	1,439.0	304.4	—	—	2,495.2
Other intangible assets, net	—	303.7	670.2	251.5	—	—	1,225.4
Other assets	3.6	23.1	263.2	3.4	—	(280.7)	12.6
Investment in and advances to subsidiaries	1,036.3	3,120.4	—	—	—	(4,156.7)	—
Total assets	$1,039.9	$4,584.8	$4,519.3	$1,031.1	$—	$(4,457.2)	$6,717.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$24.9	$774.6	$178.9	$—	$(19.8)	$958.6
Accounts payable—inventory financing	—	—	355.6	17.5	—	(0.2)	372.9
Current maturities of long-term debt	—	15.4	—	11.5	—	—	26.9
Deferred revenue	—	—	90.9	75.4	—	—	166.3
Accrued expenses	—	184.8	187.5	47.0	—	(0.6)	418.7
Total current liabilities	—	225.1	1,408.6	330.3	—	(20.6)	1,943.4
Long-term liabilities:
Debt	—	3,153.7	—	71.3	—	—	3,225.0
Deferred income taxes	—	116.5	255.3	80.3	—	(3.6)	448.5
Other liabilities	—	53.2	3.4	280.6	—	(276.1)	61.1
Total long-term liabilities	—	3,323.4	258.7	432.2	—	(279.7)	3,734.6
Total stockholders’ equity	1,039.9	1,036.3	2,852.0	268.6	—	(4,156.9)	1,039.9
Total liabilities and stockholders’ equity	$1,039.9	$4,584.8	$4,519.3	$1,031.1	$—	$(4,457.2)	$6,717.9

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended March 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,761.7	$355.0	$—	$—	$3,116.7
Cost of sales	—	—	2,291.4	300.8	—	—	2,592.2
Gross profit	—	—	470.3	54.2	—	—	524.5
Selling and administrative expenses	—	23.6	260.7	45.0	—	—	329.3
Advertising expense	—	—	33.0	1.2	—	—	34.2
Income (loss) from operations	—	(23.6)	176.6	8.0	—	—	161.0
Interest (expense) income, net	—	(37.5)	1.4	(2.0)	—	—	(38.1)
Other income (expense), net	—	—	0.6	0.4	—	—	1.0
Income (loss) before income taxes	—	(61.1)	178.6	6.4	—	—	123.9
Income tax benefit (expense)	—	23.4	(67.6)	(1.9)	—	—	(46.1)
Income (loss) before equity in earnings of subsidiaries	—	(37.7)	111.0	4.5	—	—	77.8
Equity in earnings of subsidiaries	77.8	115.5	—	—	—	(193.3)	—
Net income	$77.8	$77.8	$111.0	$4.5	$—	$(193.3)	$77.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended March 31, 2015 (1)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,627.6	$127.6	$—	$—	$2,755.2
Cost of sales	—	—	2,186.4	112.3	—	—	2,298.7
Gross profit	—	—	441.2	15.3	—	—	456.5
Selling and administrative expenses	—	27.3	238.5	9.7	—	—	275.5
Advertising expense	—	—	28.7	0.7	—	—	29.4
Income (loss) from operations	—	(27.3)	174.0	4.9	—	—	151.6
Interest (expense) income, net	—	(44.9)	—	0.1	—	—	(44.8)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Other income (expense), net	—	4.1	0.7	(0.3)	—	—	4.5
Income (loss) before income taxes	—	(92.4)	174.7	4.7	—	—	87.0
Income tax benefit (expense)	—	34.8	(65.8)	(1.3)	—	—	(32.3)
Income (loss) before equity in earnings of subsidiaries	—	(57.6)	108.9	3.4	—	—	54.7
Equity in earnings of subsidiaries	54.7	112.3	—	—	—	(167.0)	—
Net income	$54.7	$54.7	$108.9	$3.4	$—	$(167.0)	$54.7
(1)    Certain amounts have been reclassified to conform to the current period presentation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$70.0	$70.0	$111.0	$(3.3)	$—	$(177.7)	$70.0

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$43.7	$43.7	$108.9	$(7.6)	$—	$(145.0)	$43.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(17.0)	$377.9	$42.1	$—	$24.6	$427.6
Cash flows from investing activities:
Capital expenditures	—	(9.9)	(0.5)	(0.6)	—	—	(11.0)
Net cash used in investing activities	—	(9.9)	(0.5)	(0.6)	—	—	(11.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.4	—	—	—	—	63.4
Repayments of borrowings under revolving credit facility	—	(63.4)	—	—	—	—	(63.4)
Repayments of long-term debt	—	(3.9)	—	(2.8)	—	—	(6.7)
Net change in accounts payable-inventory financing	—	—	(72.9)	6.4	—	—	(66.5)
Proceeds from stock option exercises	—	1.2	—	—	—	—	1.2
Excess tax benefits from equity-based compensation	—	0.2	—	—	—	—	0.2
Proceeds from Coworker Stock Purchase Plan	—	1.9	—	—	—	—	1.9
Repurchases of common stock	(118.0)	—	—	—	—	—	(118.0)
Dividends	(18.0)	—	—	—	—	—	(18.0)
Other	—	—	—	(0.5)	—	—	(0.5)
Advances from (to) affiliates	136.0	167.8	(304.5)	5.7	—	(5.0)	—
Net cash provided by (used in) financing activities	—	167.2	(377.4)	8.8	—	(5.0)	(206.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	—	0.4
Net increase in cash and cash equivalents	—	140.3	—	50.7	—	19.6	210.6
Cash and cash equivalents—beginning of period	—	45.1	—	31.9	—	(39.4)	37.6
Cash and cash equivalents—end of period	$—	$185.4	$—	$82.6	$—	$(19.8)	$248.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(20.6)	$175.3	$6.8	$—	$16.3	$177.8
Cash flows from investing activities:
Capital expenditures	—	(8.7)	(1.1)	(0.2)	—	—	(10.0)
Premium payments on interest rate cap agreements	—	(0.5)	—	—	—	—	(0.5)
Net cash used in investing activities	—	(9.2)	(1.1)	(0.2)	—	—	(10.5)
Cash flows from financing activities:
Repayments of long-term debt	—	(3.9)	—	—	—	—	(3.9)
Proceeds from issuance of long-term debt	—	525.0	—	—	—	—	525.0
Payments to extinguish long-term debt	—	(525.3)	—	—	—	—	(525.3)
Payment of debt financing costs	—	(6.8)	—	—	—	—	(6.8)
Net change in accounts payable - inventory financing	—	—	(42.3)	—	—	—	(42.3)
Proceeds from stock option exercises	—	0.5	—	—	—	—	0.5
Excess tax benefits from equity-based compensation	—	0.1	—	—	—	—	0.1
Proceeds from Coworker Stock Purchase Plan	—	1.7	—	—	—	—	1.7
Dividends	(11.7)	—	—	—	—	—	(11.7)
Advances from (to) affiliates	11.7	120.4	(131.9)	(0.2)	—	—	—
Net cash provided by (used in) financing activities	—	111.7	(174.2)	(0.2)	—	—	(62.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.7)	—	—	(1.7)
Net increase in cash and cash equivalents	—	81.9	—	4.7	—	16.3	102.9
Cash and cash equivalents—beginning of period	—	346.4	—	24.6	—	(26.5)	344.5
Cash and cash equivalents—end of period	$—	$428.3	$—	$29.3	$—	$(10.2)	$447.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	Subsequent Events

On May 4, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.1075 per common share to be paid on June 10, 2016 to all stockholders of record as of the close of business on May 25, 2016. Future dividends will be subject to Board of Directors approval.

On May 4, 2016, the Company announced that its Board of Directors authorized a $750 million increase to the Company's share repurchase program under which the Company may repurchase shares of the Company's common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. The increase to the share repurchase program is effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
Overview
CDW is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the United States, Canada and the United Kingdom. With our multinational capabilities, we help our customer base of over 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration. We are technology “agnostic,” with a product portfolio including more than 100,000 products from more than 1,000 brands. We provide our products and solutions through more than 5,000 customer-facing coworkers, including field sellers, highly-skilled technology specialists and advanced service delivery engineers.
We are a leading sales channel partner in the United States, Canada and the United Kingdom for many original equipment manufacturers (“OEMs”) and software publishers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We believe we are an important extension of our vendor partners’ sales and marketing capabilities, providing them with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage and extensive customer access.
On August 1, 2015, we completed the acquisition of Kelway TopCo Limited (“Kelway”) by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100%, and provided us control. On April 4, 2016, Kelway was rebranded CDW UK. Throughout this report, the term “CDW UK” refers to Kelway. CDW UK is a UK-based IT solutions provider which has global supply chain relationships that enable it to conduct business in more than 80 countries. This investment strengthens our ability to provide a more comprehensive solution to our customers and enhances our ability to serve our existing multi-national customers. We included the financial results of CDW UK in our Consolidated Financial Statements from the date of acquisition. For additional information relating to the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements.
We have two reportable segments, Corporate, which is comprised primarily of private sector business customers in the US, and Public, which is comprised of government agencies and education and healthcare institutions in the US. Our Corporate segment is divided into a medium/large business customer channel, primarily serving customers with more than 100 employees, and a small business customer channel, primarily serving customers with up to 100 employees.
We also have two other operating segments: CDW Canada and CDW UK, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). Effective January 1, 2016, CDW Advanced Services is no longer an operating segment. Its results have been allocated to the Corporate and Public segments to align our financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions. Segment information reported in prior periods has been reclassified to conform to the current period presentation.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. For the quarter ended March 31, 2016, on an average daily sales basis, sales to federal customers increased year-over-year by high single-digits as we continued to benefit from strategic changes made to better align with federal government purchasing programs. During the same period, sales to state and local customers increased year-over-year in the high-teens, driven by our continued focus on meeting public safety needs. Education sales decreased in the quarter driven by declines in higher education sales due to ongoing state budget issues.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. Global economic signals in 2016 continue to be mixed. We continue to closely monitor macroeconomic conditions and adjust our hiring plans appropriately. Uncertainties related to potential changes in tax and regulatory policy, potential interest rate increases, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures.

•
We believe that our customers’ transition to more complex technology solutions will continue to be an important growth area for us in the future. However, because the market for technology products and services is highly competitive, our success at capitalizing on this transition will be based on our ability to tailor specific solutions to customer needs, the quality and breadth of our product and service offerings, the knowledge and expertise of our sales force, price, product availability and speed of delivery. In the first quarter of 2016, sales were balanced between integrated solutions and transactional sales.

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
Non-GAAP net income and Adjusted EBITDA are non-GAAP financial measures. We believe these measures provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain key covenants and definitions contained in the credit agreement governing our Senior Secured Term Loan Facility (the “Term Loan”), including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Long-Term Debt and Financing Arrangements within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements included elsewhere in this report.
For the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to Net income, see “Results of Operations”.

The results of certain of our key business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Net sales	$3,116.7	$2,755.2
Gross profit	524.5	456.5
Income from operations	161.0	151.6
Net income	77.8	54.7
Non-GAAP net income	112.7	97.6
Adjusted EBITDA	232.7	210.8
Average daily sales	48.7	43.7
Net debt (defined as total debt minus cash and cash equivalents) (1)	3,003.7	2,732.9
Cash conversion cycle (in days) (2)	20	21

(1)
As a result of the adoption of Accounting Standards Update (ASU) 2015-03 during the second quarter of 2015, total debt outstanding as of March 31, 2015 has been revised to reflect the change in the presentation of deferred financing costs, which are now shown as a reduction of long-term debt, instead of being presented as a separate asset on the Consolidated Balance Sheet. In the third quarter of 2015, we adopted ASU 2015-15 which allows companies to present deferred financing costs for line-of-credit arrangements as an asset. We retrospectively adjusted the deferred financing costs and long-term debt liability presented in historical periods to align it to the current period presentation.

(2)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Results of operations, in dollars and as a percentage of Net sales, for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,116.7	100.0%	$2,755.2	100.0%
Cost of sales	2,592.2	83.2	2,298.7	83.4
Gross profit	524.5	16.8	456.5	16.6
Selling and administrative expenses	329.3	10.6	275.5	10.0
Advertising expense	34.2	1.1	29.4	1.1
Income from operations	161.0	5.2	151.6	5.5
Interest expense, net	(38.1)	(1.2)	(44.8)	(1.6)
Net loss on extinguishments of long-term debt	—	—	(24.3)	(0.9)
Other income, net	1.0	—	4.5	0.2
Income before income taxes	123.9	4.0	87.0	3.2
Income tax expense	(46.1)	(1.5)	(32.3)	(1.2)
Net income	$77.8	2.5%	$54.7	2.0%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016		2015
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(2)	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate:
Medium / Large	$1,410.7	45.3%	$1,341.9	48.7%	$68.8	5.1%	3.5%
Small Business	281.6	9.0	268.5	9.8	13.1	4.9	3.2
Total Corporate	1,692.3	54.3	1,610.4	58.5	81.9	5.1	3.4

Public:
Government	339.9	10.9	294.2	10.7	45.7	15.5	13.7
Education	341.0	10.9	345.4	12.5	(4.4)	(1.3)	(2.8)
Healthcare	388.5	12.5	377.6	13.7	10.9	2.9	1.3
Total Public	1,069.4	34.3	1,017.2	36.9	52.2	5.1	3.5

Other	355.0	11.4	127.6	4.6	227.4	178.1	173.7

Total net sales	$3,116.7	100.0%	$2,755.2	100.0%	$361.5	13.1%	11.4%

(1)	There were 64 and 63 selling days for the three months ended March 31, 2016 and 2015, respectively.

(2)
Effective January 1, 2016, CDW Advanced Services is included in our Corporate and Public segments and Other is comprised of CDW Canada and CDW UK. Prior periods have been reclassified to conform to the current period presentation.

Total Net sales for the three months ended March 31, 2016 increased $362 million, or 13.1%, to $3,117 million, compared to $2,755 million for the three months ended March 31, 2015. On an average daily basis, total Net sales increased 11.4%. This increase reflects both organic net sales growth and the impact of consolidating three months of CDW UK net sales. We experienced balanced growth in integrated solutions and transactional product sales. Solutions-focused growth is driven by software, netcomm and enterprise storage. Growth in transactional products is led by notebooks/mobile devices.
Organic net sales, which excludes the impact of the acquisition of CDW UK, increased $130 million, or 4.7%, to $2,885 million for the three months ended March 31, 2016, compared to $2,755 million for the three months ended March 31, 2015. Average daily organic net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased 3.5%. For additional information, see “Non-GAAP Financial Measure Reconciliations” below.
Corporate segment net sales for the three months ended March 31, 2016 increased $82 million, or 5.1%, compared to the three months ended March 31, 2015. On an average daily basis, Corporate segment net sales increased 3.4%. This increase is driven by sales growth in both our medium/large and small business customer channels reflecting stronger performance in transactional product sales. Within our Corporate segment, net sales to medium/large customers increased $69 million, or 5.1%, between periods driven by strong sales performance in notebook/mobile devices. Net sales to small business customers increased by $13 million, or 4.9%, between periods, also led by growth in notebook/mobile devices.
Public segment net sales for the three months ended March 31, 2016 increased $52 million, or 5.1%, compared to the three months ended March 31, 2015. On an average daily basis, Public segment net sales increased 3.5%. This increase is driven by sales growth in government partially offset by a slight decline in education. Net sales to government customers increased $46 million, or 15.5%, between periods, as sales to both federal and state/local government customers experienced double-digit growth. The increase in net sales to the federal government was driven by growth in sales of netcomm products and software as we continued to benefit from strategic changes made to better align with federal government purchasing programs. A continued focus on public safety drove the increase in net sales to state/local government customers, which was led by growth in sales of enterprise storage, software, netcomm products, and server-related products such as memory. Net sales to education customers decreased $4 million, or 1.3%, between periods, driven by a decline in net sales to higher education customers primarily due to a decline in netcomm products. Net sales to healthcare customers increased $11 million, or 2.9%, between periods, driven by an increase in software and enterprise storage. Healthcare sales expanded slightly reflecting the continuing impact of consolidation in the healthcare industry.
Net sales in Other for the three months ended March 31, 2016 increased $227 million, or 178.1%, compared to the three months ended March 31, 2015. Other is comprised of CDW Canada and CDW UK. The increase in net sales was driven by the impact of consolidating three months of CDW UK net sales, partially offset by a decline in the US dollar-denominated net sales of CDW Canada. The net sales of CDW Canada in local currency continued to grow during the first quarter of 2016 as compared to the first quarter of 2015.
Gross profit
Gross profit increased $68 million, or 14.9%, to $525 million for the three months ended March 31, 2016, compared to $457 million for the three months ended March 31, 2015. As a percentage of Net sales, Gross profit increased 25 basis points to 16.8% for the three months ended March 31, 2016, from 16.6% for the three months ended March 31, 2015.
Net service contract revenue, including items such as third-party services, warranties and Software as a Service (“SaaS”) and commission revenue contributed a positive impact of 25 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. We experienced a favorable impact of 45 basis points from vendor partner funding, which includes purchase discounts, volume rebates and cooperative advertising. Gross profit margin was negatively impacted 40 basis points by unfavorable price/mix changes in product margin.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $54 million, or 19.5%, to $329 million for the three months ended March 31, 2016, compared to $275 million for the three months ended March 31, 2015. As a percentage of total Net sales, Selling and administrative expenses increased 60 basis points to 10.6% in the first quarter of 2016, up from 10.0% in the first quarter of 2015. Payroll costs increased $33 million, or 19.3%, between quarters, primarily due to higher costs consistent with increased coworker count and inclusion of CDW UK expenses. Total coworker count was 8,624, up 1,370 from 7,254 at March 31, 2015. Total coworker count was 8,465 at December 31, 2015. Amortization expense related to intangibles increased $8 million, or 18.0%, during the three months ended March 31, 2016, compared to the prior year period, primarily due to incremental intangible asset amortization expense arising from our acquisition of CDW UK. Non-cash equity-based compensation expense increased $4 million, or 78.4%, during the three months ended March 31, 2016, compared to the prior year period, primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2016 and equity awards granted in connection with our acquisition of CDW UK.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016		2015
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments:(1)
Corporate(2)	$118.2	7.0%	$118.6	7.4%	(0.4)%
Public(2)	58.5	5.5	55.4	5.4	5.6
Other(3)(4)	8.1	2.3	4.9	3.9	64.1
Headquarters(5)	(23.8)	nm*	(27.3)	nm*	(13.0)
Total income from operations	$161.0	5.2%	$151.6	5.5%	6.2%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Certain costs related to technology specialists have been reclassified between our Corporate and Public segments. The prior period has been reclassified to conform to the current period presentation.

(3)
Effective January 1, 2016, CDW Advanced Services is included in our Corporate and Public segments and Other is comprised of CDW Canada and CDW UK. The prior period has been reclassified to conform to the current period presentation.

(4)	Includes the financial results for our other operating segments, CDW Canada and CDW UK, which do not meet the reportable segment quantitative thresholds.

(5)
Includes certain Headquarters’ function costs that are not allocated to the segments. Certain Headquarters expenses have been allocated to CDW Canada in 2016. The prior period has been reclassified to conform to the current period presentation.

Income from operations was $161 million for the three months ended March 31, 2016, an increase of $9 million, or 6.2%, compared to $152 million for the three months ended March 31, 2015. Total operating margin percentage decreased 30 basis points to 5.2% for the three months ended March 31, 2016, from 5.5% for the three months ended March 31, 2015. Operating margin percentage was negatively impacted by an increase in Selling and administrative expenses as a percentage of Net sales, driven by increased payroll costs consistent with increased coworker count and higher intangibles amortization expense related to our acquisition of CDW UK, partially offset by the increase in gross profit margin.
Corporate segment income from operations was $118 million for the three months ended March 31, 2016, a decrease of less than $1 million, or 0.4%, compared to $119 million for the three months ended March 31, 2015. Corporate segment operating margin percentage decreased 40 basis points to 7.0% for the three months ended March 31, 2016, from 7.4% for the three months ended March 31, 2015. This decrease was due to unfavorable price/mix in product margin and a decline in services utilization, as well as an increase in selling and administrative expenses as a percentage of Net sales, driven by higher costs consistent with increased coworker count.
Public segment income from operations was $58 million for the three months ended March 31, 2016, an increase of $3 million, or 5.6%, compared to $55 million for the three months ended March 31, 2015. Public segment operating margin percentage was 5.5% and 5.4% for the three months ended March 31, 2016 and 2015, respectively. The 10 basis point increase in operating margin percentage was driven by a higher mix of net service contract revenue, partially offset by higher costs consistent with increased coworker count.
Other income from operations was $8 million for the three months ended March 31, 2016, an increase of $3 million, or 64.1%, compared to the three months ended March 31, 2015, primarily due to the inclusion of CDW UK income from operations. Other operating margin percentage decreased 160 basis points to 2.3% for the three months ended March 31, 2016, from 3.9% for the three months ended March 31, 2015. This decrease was primarily due to an increase in selling and administrative expenses as a percentage of Net sales, driven by higher intangibles amortization expense from our acquisition of CDW UK.

Interest expense, net
At March 31, 2016, our outstanding long-term debt totaled $3,252 million compared to $3,180 million at March 31, 2015. Net interest expense for the three months ended March 31, 2016 was $38 million, a decrease of $7 million, compared to $45 million for the three months ended March 31, 2015. This decrease was primarily due to lower effective interest rates as of March 31, 2016, compared to March 31, 2015, as a result of redemptions and refinancing activities completed during 2015.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During three months ended March 31, 2016, there was no net loss on extinguishments of long-term debt, compared to $24 million recorded in 2015. Net loss on extinguishments of long-term debt for the three months ended March 31, 2015 was as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Amount Extinguished	Loss Recognized
March 2015	2019 Senior Notes	$503.9	$(24.3)	(1)
Total Loss Recognized			$(24.3)

(1)
We redeemed all of the remaining aggregate principal amount outstanding. The loss recognized represents the difference between the redemption price and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs and premium.

Income tax expense
Income tax expense was $46 million for the three months ended March 31, 2016, compared to $32 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 37.2% for the three months ended March 31, 2016, compared to 37.1% for the same period of the prior year and differed in both periods from the US federal statutory rate primarily due to state and local income taxes.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis for the three months ended March 31, 2016 and 2015 below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated Net income before interest expense, Income tax expense, Depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Organic net sales growth is calculated as net sales growth excluding the impact of acquisitions recorded within the last twelve months. Organic net sales growth on a constant currency basis is calculated as organic net sales growth excluding the impact of foreign currency translation on organic net sales compared to the prior period. Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe that Non-GAAP net income, EBITDA, Adjusted EBITDA, Organic net sales growth and Organic net sales growth on a constant currency basis provide helpful information with respect to our operating performance and cash flows including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA is also the primary measure used in certain key covenants and definitions contained in the credit agreement governing our Term Loan, including the excess cash flow payment provision, the restricted payment covenant and the net leverage ratio. These covenants and definitions are material components of the Term Loan as they are used in determining the interest rate applicable to the Term Loan, our ability to make certain investments, incur additional debt and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Non-GAAP net income
Non-GAAP net income was $113 million for the three months ended March 31, 2016, an increase of $15 million, or 15.5%, compared to $98 million for the three months ended March 31, 2015.

	Three Months Ended March 31,
(in millions)	2016	2015
Net income	$77.8	$54.7
Amortization of intangibles(1)	47.5	40.3
Non-cash equity-based compensation	8.4	4.7
Net loss on extinguishments of long-term debt	—	24.3
Acquisition and integration expenses(2)	1.6	0.3
Other adjustments(3)	(3.1)	0.6
Aggregate adjustment for income taxes(4)	(19.5)	(27.3)
Non-GAAP net income(5)	$112.7	$97.6

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Comprises expenses related to CDW UK.

(3)	Primarily includes the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago.

(4)
Based on a normalized effective tax rate of 36.0% and 39.0%, respectively. The decrease in the rate is primarily due to including the incremental impact of CDW UK and differing statutory tax rates in the US and the UK.

(5)	Includes the impact of consolidating three months for the quarter ended March 31, 2016 of CDW UK's financial results.
Adjusted EBITDA
Adjusted EBITDA was $233 million for the three months ended March 31, 2016, an increase of $22 million, or 10.4%, compared to $211 million for the three months ended March 31, 2015. As a percentage of Net sales, Adjusted EBITDA was 7.5% for the three months ended March 31, 2016 compared to 7.7% for the three months ended March 31, 2015.

	Three Months Ended March 31,
(in millions)	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Net income	$77.8		$54.7
Depreciation and amortization	64.0		52.5
Income tax expense	46.1		32.3
Interest expense, net	38.1		44.8
EBITDA	226.0	7.3%	184.3	6.7%

Adjustments:
Non-cash equity-based compensation	8.4		4.7
Net loss on extinguishments of long-term debt	—		24.3
Income from equity investments	(0.6)		(4.5)
Acquisition and integration costs(1)	1.6		0.3
Other adjustments(2)	(2.7)		1.7
Total adjustments	6.7		26.5
Adjusted EBITDA(3)	$232.7	7.5%	$210.8	7.7%

(1)	Comprises expenses related to CDW UK.

(2)	Primarily includes the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago and historical retention costs.

(3)	Includes the impact of consolidating three months for the quarter-ended March 31, 2016 of CDW UK's financial results.

Organic net sales growth and organic net sales growth on constant currency basis
Organic net sales, which excludes the impact of the acquisition of CDW UK, increased $130 million, or 4.7%, to $2,885 million for the three months ended March 31, 2016, compared to $2,755 million for the three months ended March 31, 2015. Organic net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $141 million, or 5.1%, to $2,885 million for the three months ended March 31, 2016, compared to $2,744 million for the three months ended March 31, 2015.

	Three Months Ended March 31,
(in millions)	2016	2015	% Change	Average Daily % Change(1)
Net sales, as reported	$3,116.7	$2,755.2	13.1%	11.4%
Impact of acquisition(2)	(232.1)	—
Organic net sales	$2,884.6	$2,755.2	4.7%	3.1%
Foreign currency translation(3)	—	(11.7)
Organic net sales, on a constant currency basis	$2,884.6	$2,743.5	5.1%	3.5%

(1)	There were 64 and 63 selling days for the three months ended March 31, 2016 and 2015, respectively.

(2)	Represents three months for the quarter-ended March 31, 2016 of CDW UK's financial results.

(3)	Represents the effect of translating the prior year results of CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. We also have $908 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($72 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available at least for the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Share Repurchase Program

During the first quarter of 2016, we repurchased 3 million shares of our common stock for $118 million under the previously announced $500 million share repurchase program. On May 4, 2016, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. The increase to the share repurchase program is effective immediately. For more information on our share repurchase program, See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2016 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.1075	February 9, 2016	February 25, 2016	March 10, 2016

On May 4, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.1075 per common share. The dividend will be paid on June 10, 2016 to all stockholders of record as of the close of business on May 25, 2016.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$427.6	$177.8
Investing activities	(11.0)	(10.5)

Net change in accounts payable-inventory financing	(66.5)	(42.3)
Other financing activities	(139.9)	(20.4)
Financing activities	(206.4)	(62.7)

Effect of exchange rate changes on cash and cash equivalents	0.4	(1.7)
Net increase in cash and cash equivalents	$210.6	$102.9
Operating Activities

	Three Months Ended March 31,
(in millions)	2016	2015	Dollar Change
Net income	$77.8	$54.7	$23.1
Adjustments for the impact of non-cash items(1)	49.0	57.7	(8.7)
Net income adjusted for the impact of non-cash items(2)	126.8	112.4	14.4
Changes in assets and liabilities:			—
Accounts receivable(3)	237.6	105.4	132.2
Merchandise inventory(4)	(68.2)	(19.7)	(48.5)
Other assets(5)	9.4	(23.1)	32.5
Accounts payable-trade(6)	91.0	(7.0)	98.0
Other	31.0	9.8	21.2
Net cash provided by operating activities	$427.6	$177.8	$249.8

(1)	Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense, income from equity method investment and net loss on extinguishments of long-term debt.

(2)
The increase in cash flows reflected stronger operating results driven by the impact of consolidating three months of CDW UK's financial results, organic sales growth, a decrease in the net loss on extinguishments of long-term debt, and lower interest expense, partially offset by higher income tax expense.

(3)
The increase in cash flow was primarily due to an increase in collections during the first quarter of 2016 due to the higher accounts receivable balance as of December 31, 2015. In addition, the lower accounts receivable balance as of December 31, 2014, driven by early payments from certain customers, resulted in lower cash flows in the prior year period.

(4)
The decrease in cash flows was primarily due to the higher inventory balance as of March 31, 2016 as a result of the timing of inventory shipments to customers, an increase in inventory on-hand to support the growth in the business and the incremental impact of consolidating CDW UK's inventory activity.

(5)	The increase in cash flows is primarily due to the incremental impact of consolidating CDW UK's other assets activity.

(6)	The increase in cash flows was primarily due to the timing of payments to vendors during the current period, longer payment terms with certain vendors and growth in the business.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2016	2015
Days of sales outstanding (DSO)(1)	49	45
Days of supply in inventory (DIO)(2)	14	13
Days of purchases outstanding (DPO)(3)	(43)	(37)
Cash conversion cycle	20	21

(1)
Represents the rolling three-month average of the balance of Accounts receivable, net at the end of the period, divided by average daily net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.

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

The cash conversion cycle decreased to 20 days at March 31, 2016 compared to 21 days at March 31, 2015. The increase in DSO was primarily due to higher Net sales and receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Statement of Operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition, DPO also increased due to the mix of payables with certain vendors that have longer payment terms. The increase in DIO was primarily due to a higher inventory balance as of March 31, 2016 as compared to March 31, 2015 as a result of the timing of inventory shipments to customers during the period and growth in the business.
Investing Activities
Net cash used in investing activities increased by less than $1 million in the three months ended March 31, 2016 compared to the same period of the prior year. Capital expenditures were $11 million and $10 million for the three months ended March 31, 2016 and 2015, respectively, and primarily related to improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased by $144 million in the three months ended March 31, 2016 compared to the same period of the prior year. The increase was primarily driven by share repurchases during the three months ended March 31, 2016 which resulted in an increase in cash used for financing activities of $118 million and by the changes in Accounts payable-inventory financing, which resulted in an increase in cash provided for financing activities of $24 million. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The decrease in cash provided by Accounts payable-inventory financing was primarily driven by the higher balance as of December 31, 2015, and was partially offset by an increase in the accounts payable-inventory financing balance as of March 31, 2016, driven by a new vendor addition to our previously existing inventory financing agreement at December 31, 2015. The increase in net cash used in financing activities was partially offset by the net impact of our debt transactions which resulted in a decrease in cash used of $7 million during the three months ended March 31, 2016 as compared to the prior year period as there were no debt transactions during the current period.

Long-Term Debt and Financing Arrangements
As of March 31, 2016, we had total indebtedness of $3,252 million, of which $1,578 million was secured indebtedness. At March 31, 2016, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $680 million at March 31, 2016.
For additional details regarding our debt, refer to Note 8 (Long-Term Debt) to the Consolidated Financial Statements contained in the December 31, 2015 financial statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For further details, see Note 4 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Contractual Obligations
There have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
The information set forth in Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements

The information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this Form 10-Q is incorporated herein by reference.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other SEC filings. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, there have been no material changes in this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the quarter ended March 31, 2016 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1) (in millions)
January 1 through January 31, 2016	—	$—	—	$258.7
February 1 through February 29, 2016	1.0	$36.38	1.0	$221.4
March 1 through March 31, 2016	2.0	$40.80	2.0	$140.5
Total	3.0		3.0

(1)
On November 6, 2014, the Company announced that the Board of Directors approved a $500 million share repurchase program, which became effective immediately, under which the Company may repurchase shares of its common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice. On May 4, 2016, the Company announced that its Board of Directors authorized a $750 million increase to the Company's share repurchase program. The increase to the share repurchase program is effective immediately.
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

CDW CORPORATION

Date:	May 4, 2016	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description

10.1*§	CDW Corporation Amended and Restated 2013 Senior Management Incentive Plan.

10.2§
Amended and Restated Compensation Protection Agreement, dated as of March 10, 2016, by and among CDW Corporation, CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on March 14, 2016 and incorporated herein by reference.

10.3§	Form of Compensation Protection Agreement, previously filed as Exhibit 10.2 with CDW Corporation's Form 8-K filed on March 14, 2016 and incorporated herein by reference.

10.4§
Form of Noncompetition Agreement under the Compensation Protection Agreement, previously filed as Exhibit 10.3 with CDW Corporation's Form 8-K filed on March 14, 2016 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith

§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

**	These items are furnished and not filed.