Form 10-Q
period 2016-06-30
CDW Corp
filed 2016-08-04
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2016, there were 163,313,999 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$129.4	$37.6
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $6.0, respectively	2,082.5	2,017.4
Merchandise inventory	487.3	393.1
Miscellaneous receivables	260.3	198.4
Prepaid expenses and other	115.8	144.3
Total current assets	3,075.3	2,790.8
Property and equipment, net	163.8	175.4
Goodwill	2,475.0	2,500.4
Other intangible assets, net	1,162.0	1,276.4
Other assets	11.8	12.3
Total assets	$6,887.9	$6,755.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$1,078.1	$866.5
Accounts payable-inventory financing	509.8	439.6
Current maturities of long-term debt	26.1	27.2
Deferred revenue	144.6	151.9
Accrued expenses:
Compensation	135.6	120.4
Interest	25.1	25.1
Sales taxes	26.9	38.1
Advertising	59.1	52.3
Income taxes	19.7	—
Other	152.7	166.2
Total current liabilities	2,177.7	1,887.3
Long-term liabilities:
Debt	3,214.4	3,232.5
Deferred income taxes	420.8	469.6
Other liabilities	61.6	70.0
Total long-term liabilities	3,696.8	3,772.1
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 163.2 and 168.2 shares issued and outstanding, respectively	1.6	1.7
Paid-in capital	2,831.1	2,806.9
Accumulated deficit	(1,715.3)	(1,651.6)
Accumulated other comprehensive loss	(104.0)	(61.1)
Total stockholders’ equity	1,013.4	1,095.9
Total liabilities and stockholders’ equity	$6,887.9	$6,755.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$3,664.6	$3,314.0	$6,781.3	$6,069.2
Cost of sales	3,054.1	2,779.5	5,646.3	5,078.2
Gross profit	610.5	534.5	1,135.0	991.0
Selling and administrative expenses	344.7	290.6	674.0	566.1
Advertising expense	42.3	38.0	76.5	67.4
Income from operations	223.5	205.9	384.5	357.5
Interest expense, net	(36.9)	(37.8)	(75.0)	(82.6)
Net loss on extinguishments of long-term debt	—	—	—	(24.3)
Other income, net	0.9	4.0	1.9	8.5
Income before income taxes	187.5	172.1	311.4	259.1
Income tax expense	(70.0)	(63.9)	(116.1)	(96.2)
Net income	$117.5	$108.2	$195.3	$162.9

Net income per common share:
Basic	$0.71	$0.63	$1.18	$0.95
Diluted	$0.70	$0.63	$1.16	$0.94

Weighted-average common shares outstanding:
Basic	164.9	171.0	166.1	171.6
Diluted	166.7	172.5	167.8	173.0

Cash dividends declared per common share	$0.1075	$0.0675	$0.2150	$0.1350

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$117.5	$108.2	$195.3	$162.9
Foreign currency translation (net of tax benefit of $0.3 and $1.7 million, and of $0.3 and $0.3 million, respectively)	(35.0)	4.7	(42.9)	(6.3)
Other comprehensive (loss) income, net of tax	(35.0)	4.7	(42.9)	(6.3)
Comprehensive income	$82.5	$112.9	$152.4	$156.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2015	—	$—	168.2	$1.7	$2,806.9	$(1,651.6)	$(61.1)	$1,095.9
Net income	—	—	—	—	—	195.3	—	195.3
Equity-based compensation expense	—	—	—	—	14.9	—	—	14.9
Stock option exercises	—	—	0.1	—	3.8	—	—	3.8
Excess tax benefits from equity-based compensation	—	—	—	—	0.7	—	—	0.7
Coworker Stock Purchase Plan	—	—	0.1	—	4.5	—	—	4.5
Common stock issued for equity-based compensation	—	—	0.3	—	—	—	—	—
Repurchases of common stock	—	—	(5.5)	(0.1)	—	(223.0)	—	(223.1)
Dividends	—	—	—	—	0.3	(36.0)	—	(35.7)
Foreign currency translation	—	—	—	—	—	—	(42.9)	(42.9)
Balance as of June 30, 2016	—	$—	163.2	$1.6	$2,831.1	$(1,715.3)	$(104.0)	$1,013.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$195.3	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127.7	105.1
Equity-based compensation expense	18.1	12.2
Deferred income taxes	(49.9)	(45.2)
Amortization of deferred financing costs, debt premium and debt discount, net	3.3	3.1
Net loss on extinguishments of long-term debt	—	24.3
Income from equity investment	—	(7.9)
Other	—	2.4
Changes in assets and liabilities:
Accounts receivable	(74.9)	(157.7)
Merchandise inventory	(99.0)	(98.9)
Other assets	(44.4)	(20.1)
Accounts payable-trade	219.3	151.9
Other current liabilities	23.5	(34.7)
Long-term liabilities	(5.9)	1.7
Net cash provided by operating activities	313.1	99.1
Cash flows from investing activities:
Capital expenditures	(25.7)	(22.9)
Premium payments on interest rate cap agreements	—	(0.5)
Net cash used in investing activities	(25.7)	(23.4)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	105.4	—
Repayments of borrowings under revolving credit facility	(105.4)	—
Repayments of long-term debt	(13.4)	(7.7)
Proceeds from issuance of long-term debt	—	525.0
Payments to extinguish long-term debt	—	(525.3)
Payments of debt financing costs	—	(6.8)
Net change in accounts payable-inventory financing	71.3	41.2
Proceeds from stock option exercises	3.8	1.0
Excess tax benefits from equity-based compensation	0.7	0.2
Proceeds from Coworker Stock Purchase Plan	4.5	4.2
Repurchases of common stock	(223.1)	(91.7)
Dividends	(35.7)	(23.2)
Other	(0.8)	—
Net cash used in financing activities	(192.7)	(83.1)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(1.4)
Net increase (decrease) in cash and cash equivalents	91.8	(8.8)
Cash and cash equivalents—beginning of period	37.6	344.5
Cash and cash equivalents—end of period	$129.4	$335.7
Supplementary disclosure of cash flow information:
Cash paid for Interest, net	$(73.0)	$(81.3)
Cash paid for Income taxes, net	$(132.7)	$(123.4)
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “December 31, 2015 Consolidated Financial Statements”). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2015 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2015 Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2016.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Recent Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses. This ASU is effective for the Company beginning in the first quarter of 2020 and allows for early adoption beginning in the first quarter of 2019. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requiring the recognition of the income tax effects of stock awards in the income statement when the awards are settled and allowing the Company to repurchase more of an employee's shares than allowed under current guidance, without triggering liability accounting. This ASU also addresses simplifications related to statement of cash flows classification and accounting for forfeitures. This ASU is effective for the Company beginning in the first quarter of 2017 and allows for early adoption. The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements.
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU is effective for the Company beginning in the first quarter of 2019 and allows for early adoption. Although the Company is currently evaluating the provisions of the ASU to determine how it will be affected, the primary impact of the new ASU will be to record assets and liabilities for current operating leases.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), clarifying the principal versus agent guidance in the new revenue recognition standard, by revising the indicators to focus on evidence that the company is a principal.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, reducing the complexity when applying the guidance for identifying performance obligations and clarifying how to determine whether revenue related to a performance obligation for an intellectual property license is recognized over time or at a point in time.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, clarifying certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.
These ASUs are effective for the Company beginning in the first quarter of 2018, allow for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the method of adoption and the impact these ASUs will have on its Consolidated Financial Statements.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The recognized amounts of identifiable assets acquired and liabilities assumed, translated using the foreign currency exchange rates on the date of acquisition, are as follows:

(in millions)	Acquisition-Date Fair Value(1)
Cash	$27.8
Accounts receivable	135.7
Merchandise inventory	27.1
Property and equipment, net	11.4
Identified intangible assets(2)	289.8
Other assets	53.5
Total assets acquired	545.3
Accounts payable—trade	(86.1)
Deferred revenue	(57.2)
Other liabilities	(41.7)
Deferred tax liabilities	(55.1)
Debt	(111.5)
Total liabilities assumed	(351.6)
Total identifiable net assets	193.7

Goodwill	306.0

Total purchase price	$499.7

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
The unaudited pro forma Consolidated Statements of Operations in the table below summarizes the combined results of operations of the Company and CDW UK, using historical foreign currency exchange rates, as if the acquisition had been completed on January 1, 2015, and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for equity-based compensation, acquisition and integration costs, incremental intangible asset amortization based on the fair values of each identifiable intangible asset, which are subject to change within the measurement period, pre-acquisition equity earnings, the gain on the remeasurement

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of the Company’s previously held 35% equity method investment, elimination of pre-acquisition intercompany sales transactions and the impacts of certain other pre-acquisition transactions. Pro forma adjustments were tax-effected at the statutory rates within the applicable jurisdictions.
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
The unaudited pro forma Consolidated Statements of Operations for the three and six months ended June 30, 2015 is as follows:

(in millions)	Three months ended	Six months ended
Net sales	$3,541.0	$6,513.6
Net income	115.7	171.7
The unaudited pro forma information above reflects the following adjustments:

(1)	Excludes acquisition and integration costs directly related to the transaction.

(2)	Includes additional amortization expense related to the fair value of acquired intangibles.

(3)	Excludes the Company's share of net income/loss from its previously held 35% equity investment prior to the completion of the acquisition.

(4)	Includes additional non-cash equity-based compensation related to equity awards granted to CDW UK coworkers after the completion of the acquisition.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Inventory Financing Agreements
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

(in millions)	June 30, 2016	December 31, 2015
Revolving Loan inventory financing agreement(1)	$498.4	$427.0
Other inventory financing agreements(2)	11.4	12.6
Accounts payable-inventory financing	$509.8	$439.6

(1)
The Senior Secured Asset-Based Revolving Credit Facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

(2)
As of June 30, 2016 and December 31, 2015, amounts owed under other inventory financing agreements of $1 million or less, for both periods, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

5.	Long-Term Debt
Long-term debt as of June 30, 2016 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility (1)	—%	$—	$—	$—
CDW UK revolving credit facility(2)	—%	—	—	—
Senior secured term loan facility	3.25%	1,490.4	(5.9)	1,484.5
CDW UK term loan	1.99%	74.5	(0.4)	74.1
Senior notes due 2022	6.0%	600.0	(6.1)	593.9
Senior notes due 2023	5.0%	525.0	(5.7)	519.3
Senior notes due 2024	5.5%	575.0	(6.3)	568.7
Total long-term debt		3,264.9	(24.4)	3,240.5
Less current maturities of long-term debt		(26.1)	—	(26.1)
Long-term debt, excluding current maturities		$3,238.8	$(24.4)	$3,214.4

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

(1)
The Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”) includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors. As of June 30, 2016, the Company had no outstanding borrowings under the Revolving Loan, $2 million of undrawn letters of credit and $470 million reserved related to the floorplan sub-facility. As of June 30, 2016, the borrowing base was $1,448 million based on the amount of eligible inventory and accounts receivable balances as of May 31, 2016. The Company could have borrowed up to an additional $778 million under the Revolving Loan as of June 30, 2016.

(2)
The CDW UK Credit Facility is a multi-currency revolving credit facility, expiring on July 17, 2017, under which CDW UK is permitted to borrow an aggregate amount of £50.0 million ($67 million as of June 30, 2016).

Debt Covenants
As of June 30, 2016, the Company remained in compliance with the covenants under its various credit agreements, the most restrictive of which is under the credit agreement governing the Senior Secured Term Loan Facility ("Term Loan"). Under the Term Loan, there are restrictions on the ability of CDW to pay dividends, make share repurchases, redeem subordinated debt and engage in certain other transactions. As of June 30, 2016, the amount of CDW’s restricted payment capacity under the Term Loan was $680 million. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25 on a pro forma basis. The total net leverage ratio was 2.9 as of June 30, 2016.
The CDW UK Term Loan Agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, intercompany loans, advances or the repayment of subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of June 30, 2016, the amount of such restricted net assets for CDW UK was $410 million, which was primarily comprised of goodwill and intangible assets.
Fair Value
The fair values of the 2022, 2023 and 2024 Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. Consequently, the Company's long-term debt is classified as Level 2 within the fair value hierarchy. The fair value of the CDW UK Term Loan was estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar arrangements. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in millions)	June 30, 2016	December 31, 2015
Fair value	$3,309.7	$3,330.4
Carrying value	3,264.9	3,286.5

Interest Rate Cap Agreements
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company maintains interest rate cap agreements. As of June 30, 2016 the interest rate cap agreements had a combined notional amount of $1,400 million and are effective from January 14, 2015 through January 14, 2017. Under these agreements, the Company has the right to receive payments equal to the amount, if any, by which the three-month LIBOR exceeds 2.0% during the agreement period. The fair value of the Company's interest rate cap agreements was less than $1 million as of June 30, 2016 and December 31, 2015.

6.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Basic weighted-average shares outstanding	164.9	171.0	166.1	171.6
Effect of dilutive securities(1)	1.8	1.5	1.7	1.4
Diluted weighted-average shares outstanding(2)	166.7	172.5	167.8	173.0

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for the three and six months ended June 30, 2016 and 2015, respectively, as their inclusion would have had an anti-dilutive effect.

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
As of June 30, 2016, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Segment Information
The Company has two reportable segments: Corporate, which is comprised primarily of private sector business customers in the US, and Public, which is comprised of government agencies and education and healthcare institutions in the US. The Company has two other operating segments: CDW Canada and CDW UK, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). Effective January 1, 2016, CDW Advanced Services is no longer an operating segment. Its results have been allocated to the Corporate and Public segments to align the Company's financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions. Segment information reported in prior periods has been reclassified to conform to the current period presentation.
Information about the Company’s segments for the three and six months ended June 30, 2016 and 2015 is as follows:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended June 30, 2016:
Net sales	$1,779.2	$1,547.0	$338.4	$—	$3,664.6
Income (loss) from operations(1)	135.2	108.3	9.4	(29.4)	223.5
Depreciation and amortization expense	(25.9)	(11.1)	(8.3)	(18.4)	(63.7)

Three Months Ended June 30, 2015:
Net sales	$1,798.6	$1,388.5	$126.9	$—	$3,314.0
Income (loss) from operations(1)	138.8	91.0	4.3	(28.2)	205.9
Depreciation and amortization expense	(25.8)	(11.2)	(0.4)	(15.2)	(52.6)

(in millions)	Corporate	Public	Other	Headquarters	Total
Six Months Ended June 30, 2016:
Net sales	$3,471.4	$2,616.5	$693.4	$—	$6,781.3
Income (loss) from operations(1)	253.4	166.7	17.5	(53.1)	384.5
Depreciation and amortization expense	(51.7)	(22.3)	(16.9)	(36.8)	(127.7)

Six Months Ended June 30, 2015:
Net sales	$3,409.0	$2,405.7	$254.5	$—	$6,069.2
Income (loss) from operations(1)	257.4	146.4	9.2	(55.5)	357.5
Depreciation and amortization expense	(51.5)	(22.3)	(0.7)	(30.6)	(105.1)

(1)	Certain costs related to technology specialists have been reclassified between our Corporate and Public segments. Prior periods have been reclassified to conform to the current period presentation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Supplemental Guarantor Information
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
The following tables set forth condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015, Consolidating Statements of Operations for the three and six months ended June 30, 2016 and 2015, condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 and condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2016 and 2015, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$81.4	$—	$69.7	$—	$(21.7)	$129.4
Accounts receivable, net	—	0.2	1,883.8	198.5	—	—	2,082.5
Merchandise inventory	—	—	433.7	53.6	—	—	487.3
Miscellaneous receivables	—	87.4	151.0	21.9	—	—	260.3
Prepaid expenses and other	—	17.0	61.9	36.9	—	—	115.8
Total current assets	—	186.0	2,530.4	380.6	—	(21.7)	3,075.3
Property and equipment, net	—	103.8	50.0	10.0	—	—	163.8
Goodwill	—	751.8	1,439.0	284.2	—	—	2,475.0
Other intangible assets, net	—	300.1	635.0	226.9	—	—	1,162.0
Other assets	3.5	20.1	262.4	4.1	—	(278.3)	11.8
Investment in and advances to subsidiaries	1,009.9	3,169.0	—	—	—	(4,178.9)	—
Total assets	$1,013.4	$4,530.8	$4,916.8	$905.8	$—	$(4,478.9)	$6,887.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$19.7	$959.1	$121.0	$—	$(21.7)	$1,078.1
Accounts payable—inventory financing	—	—	499.2	10.6	—	—	509.8
Current maturities of long-term debt	—	15.5	—	10.6	—	—	26.1
Deferred revenue	—	—	77.0	67.6	—	—	144.6
Accrued expenses	—	172.9	207.7	38.5	—	—	419.1
Total current liabilities	—	208.1	1,743.0	248.3	—	(21.7)	2,177.7
Long-term liabilities:
Debt	—	3,150.9	—	63.5	—	—	3,214.4
Deferred income taxes	—	107.5	240.6	76.2	—	(3.5)	420.8
Other liabilities	—	54.4	3.4	278.6	—	(274.8)	61.6
Total long-term liabilities	—	3,312.8	244.0	418.3	—	(278.3)	3,696.8
Total stockholders’ equity	1,013.4	1,009.9	2,929.8	239.2	—	(4,178.9)	1,013.4
Total liabilities and stockholders’ equity	$1,013.4	$4,530.8	$4,916.8	$905.8	$—	$(4,478.9)	$6,887.9

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,326.2	$338.4	$—	$—	$3,664.6
Cost of sales	—	—	2,771.3	282.8	—	—	3,054.1
Gross profit	—	—	554.9	55.6	—	—	610.5
Selling and administrative expenses	—	29.4	270.5	44.8	—	—	344.7
Advertising expense	—	—	40.9	1.4	—	—	42.3
Income (loss) from operations	—	(29.4)	243.5	9.4	—	—	223.5
Interest (expense) income, net	—	(37.5)	2.5	(1.9)	—	—	(36.9)
Other income (expense), net	—	—	—	0.9	—	—	0.9
Income (loss) before income taxes	—	(66.9)	246.0	8.4	—	—	187.5
Income tax benefit (expense)	—	25.2	(92.9)	(2.3)	—	—	(70.0)
Income (loss) before equity in earnings of subsidiaries	—	(41.7)	153.1	6.1	—	—	117.5
Equity in earnings of subsidiaries	117.5	159.2	—	—	—	(276.7)	—
Net income	$117.5	$117.5	$153.1	$6.1	$—	$(276.7)	$117.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended June 30, 2015 (1)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,187.2	$126.8	$—	$—	$3,314.0
Cost of sales	—	—	2,667.9	111.6	—	—	2,779.5
Gross profit	—	—	519.3	15.2	—	—	534.5
Selling and administrative expenses	—	27.9	252.9	9.8	—	—	290.6
Advertising expense	—	—	36.9	1.1	—	—	38.0
Income (loss) from operations	—	(27.9)	229.5	4.3	—	—	205.9
Interest (expense) income, net	—	(37.8)	—	—	—	—	(37.8)
Other income (expense), net	—	3.8	0.3	(0.1)	—	—	4.0
Income (loss) before income taxes	—	(61.9)	229.8	4.2	—	—	172.1
Income tax benefit (expense)	—	23.0	(85.7)	(1.2)	—	—	(63.9)
Income (loss) before equity in earnings of subsidiaries	—	(38.9)	144.1	3.0	—	—	108.2
Equity in earnings of subsidiaries	108.2	147.1	—	—	—	(255.3)	—
Net income	$108.2	$108.2	$144.1	$3.0	$—	$(255.3)	$108.2
(1)    Certain amounts have been reclassified to conform to the current period presentation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations
Six Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,087.9	$693.4	$—	$—	$6,781.3
Cost of sales	—	—	5,062.8	583.5	—	—	5,646.3
Gross profit	—	—	1,025.1	109.9	—	—	1,135.0
Selling and administrative expenses	—	53.1	531.1	89.8	—	—	674.0
Advertising expense	—	—	73.9	2.6	—	—	76.5
Income (loss) from operations	—	(53.1)	420.1	17.5	—	—	384.5
Interest (expense) income, net	—	(74.8)	3.8	(4.0)	—	—	(75.0)
Other income, net	—	—	0.7	1.2	—	—	1.9
Income (loss) before income taxes	—	(127.9)	424.6	14.7	—	—	311.4
Income tax benefit (expense)	—	48.6	(160.5)	(4.2)	—	—	(116.1)
Income (loss) before equity in earnings of subsidiaries	—	(79.3)	264.1	10.5	—	—	195.3
Equity in earnings of subsidiaries	195.3	274.6	—	—	—	(469.9)	—
Net income	$195.3	$195.3	$264.1	$10.5	$—	$(469.9)	$195.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations
Six Months Ended June 30, 2015 (1)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$5,814.7	$254.5	$—	$—	$6,069.2
Cost of sales	—	—	4,854.2	224.0	—	—	5,078.2
Gross profit	—	—	960.5	30.5	—	—	991.0
Selling and administrative expenses	—	55.2	491.4	19.5	—	—	566.1
Advertising expense	—	—	65.6	1.8	—	—	67.4
Income (loss) from operations	—	(55.2)	403.5	9.2	—	—	357.5
Interest (expense) income, net	—	(82.8)	—	0.2	—	—	(82.6)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Other income (expense), net	—	7.9	1.0	(0.4)	—	—	8.5
Income (loss) before income taxes	—	(154.4)	404.5	9.0	—	—	259.1
Income tax benefit (expense)	—	57.8	(151.5)	(2.5)	—	—	(96.2)
Income (loss) before equity in earnings of subsidiaries	—	(96.6)	253.0	6.5	—	—	162.9
Equity in earnings of subsidiaries	162.9	259.5	—	—	—	(422.4)	—
Net income	$162.9	$162.9	$253.0	$6.5	$—	$(422.4)	$162.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$82.5	$82.5	$153.1	$(28.9)	$—	$(206.7)	$82.5

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$112.9	$112.9	$144.1	$7.8	$—	$(264.8)	$112.9

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$152.4	$152.4	$264.1	$(32.4)	$—	$(384.1)	$152.4

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$156.6	$156.6	$253.0	$0.2	$—	$(409.8)	$156.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(79.4)	$326.3	$45.4	$—	$20.8	$313.1
Cash flows from investing activities:
Capital expenditures	—	(22.1)	(1.9)	(1.7)	—	—	(25.7)
Net cash used in investing activities	—	(22.1)	(1.9)	(1.7)	—	—	(25.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	105.4	—	—	—	—	105.4
Repayments of borrowings under revolving credit facility	—	(105.4)	—	—	—	—	(105.4)
Repayments of long-term debt	—	(7.7)	—	(5.7)	—	—	(13.4)
Net change in accounts payable-inventory financing	—	0.1	70.9	0.3	—	—	71.3
Proceeds from stock option exercises	—	3.8	—	—	—	—	3.8
Excess tax benefits from equity-based compensation	—	0.7	—	—	—	—	0.7
Proceeds from Coworker Stock Purchase Plan	—	4.5	—	—	—	—	4.5
Repurchases of common stock	(223.1)	—	—	—	—	—	(223.1)
Dividends	(35.7)	—	—	—	—	—	(35.7)
Other	—	—	—	(0.8)	—	—	(0.8)
Distributions and advances from (to) affiliates	258.8	136.4	(395.3)	3.2	—	(3.1)	—
Net cash (used in) provided by financing activities	—	137.8	(324.4)	(3.0)	—	(3.1)	(192.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.9)	—	—	(2.9)
Net increase in cash and cash equivalents	—	36.3	—	37.8	—	17.7	91.8
Cash and cash equivalents—beginning of period	—	45.1	—	31.9	—	(39.4)	37.6
Cash and cash equivalents—end of period	$—	$81.4	$—	$69.7	$—	$(21.7)	$129.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(76.4)	$150.1	$14.6	$—	$10.8	$99.1
Cash flows from investing activities:
Capital expenditures	—	(18.4)	(4.2)	(0.3)	—	—	(22.9)
Premium payments on interest rate cap agreements	—	(0.5)	—	—	—	—	(0.5)
Net cash used in investing activities	—	(18.9)	(4.2)	(0.3)	—	—	(23.4)
Cash flows from financing activities:
Repayments of long-term debt	—	(7.7)	—	—	—	—	(7.7)
Proceeds from issuance of long-term debt	—	525.0	—	—	—	—	525.0
Payments to extinguish long-term debt	—	(525.3)	—	—	—	—	(525.3)
Payment of debt financing costs	—	(6.8)	—	—	—	—	(6.8)
Net change in accounts payable - inventory financing	—	—	41.2	—	—	—	41.2
Proceeds from stock option exercises	—	1.0	—	—	—	—	1.0
Excess tax benefits from equity-based compensation	—	0.2	—	—	—	—	0.2
Repurchases of common stock	(91.7)	—	—	—	—	—	(91.7)
Proceeds from Coworker Stock Purchase Plan	—	4.2	—	—	—	—	4.2
Dividends	(23.2)	—	—	—	—	—	(23.2)
Distributions and advances from (to) affiliates	114.9	72.2	(187.1)	—	—	—	—
Net cash (used in) provided by financing activities	—	62.8	(145.9)	—	—	—	(83.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.4)	—	—	(1.4)
Net (decrease) increase in cash and cash equivalents	—	(32.5)	—	12.9	—	10.8	(8.8)
Cash and cash equivalents—beginning of period	—	346.4	—	24.6	—	(26.5)	344.5
Cash and cash equivalents—end of period	$—	$313.9	$—	$37.5	$—	$(15.7)	$335.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	Subsequent Events

On August 3, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.1075 per common share to be paid on September 12, 2016 to all stockholders of record as of the close of business on August 25, 2016. Future dividends will be subject to Board of Directors approval.

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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Meeting public safety needs continues to drive our sales growth from our state and local customers and we continue to benefit from the strategic changes made to better align with federal government purchasing programs for our federal customers. Sales growth in our education sales channel continues to benefit from the implementation of projects related to the U.S. Federal Communications Commission E-Rate program and schools developing digital testing and curriculum programs. The Healthcare industry continues to experience consolidation.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. Global economic signals in 2016 continue to be mixed. For example, there is substantial uncertainty regarding the impact of the Referendum of the United Kingdom’s (“UK”) Membership of the European Union (“EU”) (referred to as “Brexit”), advising for the exit of the UK from the EU. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. In addition, uncertainties related to potential changes in tax and regulatory policy, potential interest rate increases, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures. We continue to closely monitor macroeconomic conditions and adjust our operational plans, including hiring plans, appropriately.

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

Key business metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include Net income, average daily sales, gross margin, operating margin, Non-GAAP net income, Net income per common share, Non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA, free cash flow, return on invested capital, cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
Non-GAAP net income and Adjusted EBITDA are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Long-Term Debt and Financing Arrangements within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements. For the definitions of Non-GAAP net income and Adjusted EBITDA and reconciliations to Net income, see “Results of Operations”.

The results of certain of our key business metrics are as follows:

	Three Months Ended June 30,
(dollars in millions)	2016	2015
Net sales	$3,664.6	$3,314.0
Gross profit	610.5	534.5
Income from operations	223.5	205.9
Net income	117.5	108.2
Non-GAAP net income	155.6	139.0
Adjusted EBITDA	300.6	268.0
Average daily sales	57.3	51.8
Net debt (defined as total debt minus cash and cash equivalents) (1)	3,111.1	2,841.8
Cash conversion cycle (in days) (2)	17	19

(1)
As a result of the adoption of Accounting Standards Update (ASU) 2015-15 which allows companies to present deferred financing costs for line-of-credit arrangements as an asset, we retrospectively adjusted the deferred financing costs and long-term debt liability presented in the June 30, 2015 Consolidated Balance Sheet to align it to the current period presentation.

(2)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Results of operations, in dollars and as a percentage of Net sales, for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,
	2016		2015
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,664.6	100.0%	$3,314.0	100.0%
Cost of sales	3,054.1	83.3	2,779.5	83.9
Gross profit	610.5	16.7	534.5	16.1
Selling and administrative expenses	344.7	9.4	290.6	8.8
Advertising expense	42.3	1.2	38.0	1.1
Income from operations	223.5	6.1	205.9	6.2
Interest expense, net	(36.9)	(1.0)	(37.8)	(1.1)
Other income, net	0.9	—	4.0	0.1
Income before income taxes	187.5	5.1	172.1	5.2
Income tax expense	(70.0)	(1.9)	(63.9)	(1.9)
Net income	$117.5	3.2%	$108.2	3.3%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,
	2016		2015
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)	Average Daily Sales Percent Change(2)
Corporate:
Medium / Large	$1,489.0	40.6%	$1,521.3	45.9%	$(32.3)	(2.1)%	(2.1)%
Small Business	290.2	7.9	277.3	8.4	12.9	4.7	4.7
Total Corporate	1,779.2	48.6	1,798.6	54.3	(19.4)	(1.1)	(1.1)

Public:
Government	456.6	12.5	390.8	11.8	65.8	16.8	16.8
Education	640.0	17.5	548.9	16.6	91.1	16.6	16.6
Healthcare	450.4	12.3	448.8	13.5	1.6	0.3	0.3
Total Public	1,547.0	42.2	1,388.5	41.9	158.5	11.4	11.4

Other	338.4	9.2	126.9	3.8	211.5	166.8	166.8

Total net sales	$3,664.6	100.0%	$3,314.0	100.0%	$350.6	10.6%	10.6%

(1)
Effective January 1, 2016, CDW Advanced Services is included in our Corporate and Public segments and Other is comprised of CDW Canada and CDW UK. Prior periods have been reclassified to conform to the current period presentation.

(2)	There were 64 selling days for both the three months ended June 30, 2016 and 2015.
Total Net sales for the three months ended June 30, 2016 increased $351 million, or 10.6%, to $3,665 million, compared to $3,314 million for the three months ended June 30, 2015. This increase reflects both organic net sales growth and the impact of consolidating three months of CDW UK net sales.
Organic net sales, which excludes the impact of the acquisition of CDW UK, increased $143 million, or 4.3%, to $3,457 million for the three months ended June 30, 2016, compared to $3,314 million for the three months ended June 30, 2015. For additional information, see "Non-GAAP Financial Measure Reconciliations" below. On an organic basis, transactional product sales grew faster than our solution-focused products. Growth in transactional products was led by notebooks/mobile devices due to continued innovation in new form factors and a new vendor partner. Solutions-focused growth was driven by software, reflecting strong security and applications suites growth.
Corporate segment net sales for the three months ended June 30, 2016 decreased $19 million, or 1.1%, compared to the three months ended June 30, 2015. This decrease is driven by a decline in our medium/large customer channel, partially offset by growth from our small business customers, particularly in transactional product sales. Within our Corporate segment, net sales to medium/large customers decreased $32 million, or 2.1%, between periods, primarily due to the impact of economic volatility which caused many customers to put longer tail projects on hold and to extend decision cycles. The decline in net sales was partially offset by growth in transactional products. Net sales to small business customers increased by $13 million, or 4.7%, between periods, driven by growth in notebook/mobile devices.
Public segment net sales for the three months ended June 30, 2016 increased $159 million, or 11.4%, compared to the three months ended June 30, 2015, with balanced growth between solutions and transactional products. The increase was driven by growth in both our government and education customer channels. A continued focus on public safety and the addition of new contracts drove the strong increase in net sales to state and local government customers. Net sales to federal government customers grew modestly compared to the prior year's strong results as we continued to benefit from the strategic changes made to better align with federal government purchasing programs for our federal customers. Net sales to education customers increased $91 million, or 16.6%, between periods, which reflected balanced sales growth from both our K-12 and higher education customers.

Growth in our K-12 customer channel was led by increases in notebooks/mobile devices and netcomm products, as a result of the implementation of projects related to the U.S. Federal Communications Commission E-Rate program and schools developing digital testing and curriculum programs. Additionally, we began to see the benefit from programs pointed at select institutions in our higher education channel. Net sales to healthcare customers remained relatively flat at $450 million for the three months ended June 30, 2016, compared to $449 million for the comparable period, reflecting the continuing impact of consolidation in the healthcare industry.
Net sales in Other for the three months ended June 30, 2016 increased $212 million, or 166.8%, compared to the three months ended June 30, 2015. Other is comprised of CDW Canada and CDW UK. The increase in net sales was driven by the impact of consolidating three months of CDW UK net sales, combined with a low single digit increase in the net sales from CDW Canada, which was impacted by unfavorable foreign currency translation. CDW Canada experienced high single-digit sales growth in local currency.
Gross profit
Gross profit increased $76 million, or 14.2%, to $611 million for the three months ended June 30, 2016, compared to $535 million for the three months ended June 30, 2015. As a percentage of Net sales, Gross profit increased 60 basis points to 16.7% for the three months ended June 30, 2016, up from 16.1% for the three months ended June 30, 2015.
Our continuing mix into net service contract revenue, including items such as third-party services, warranties, and Software as a Service (“SaaS”), contributed a positive impact of 30 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. We experienced a favorable impact of 20 basis points from vendor partner funding, which includes purchase discounts, volume rebates and cooperative advertising, and 10 basis points from the inclusion of CDW UK, which has a higher mix of services.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $54 million, or 18.6%, to $345 million for the three months ended June 30, 2016, compared to $291 million for the three months ended June 30, 2015. As a percentage of total Net sales, Selling and administrative expenses increased 60 basis points to 9.4% in the second quarter of 2016, up from 8.8% in the second quarter of 2015. Sales payroll costs increased $33 million, or 18.2%, between quarters, primarily due to incremental coworkers hired since the second quarter of 2015, higher costs consistent with increased sales and Gross profit and the inclusion of CDW UK coworker costs. Total coworker count was 8,712, up 1,434 from 7,278 at June 30, 2015. Total coworker count was 8,465 at December 31, 2015. Amortization expense related to intangibles increased $8 million, or 17.4%, during the three months ended June 30, 2016, compared to the prior year period, primarily due to incremental intangible asset amortization expense arising from our acquisition of CDW UK. Non-cash equity-based compensation expense increased $2 million, or 29.5%, during the three months ended June 30, 2016, compared to the prior year period, primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2016 and equity awards granted in connection with our acquisition of CDW UK.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,
	2016		2015
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments:(1)
Corporate(2)	$135.2	7.6%	138.8	7.7%	(2.6)%
Public(2)	108.3	7.0	91.0	6.6	18.9
Other(3)(4)	9.4	2.8	4.3	3.4	118.8
Headquarters(5)	(29.4)	nm*	(28.2)	nm*	3.9
Total income from operations	$223.5	6.1%	$205.9	6.2%	8.6%
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

Income from operations was $224 million for the three months ended June 30, 2016, an increase of $18 million, or 8.6%, compared to $206 million for the three months ended June 30, 2015. Total operating margin percentage decreased 10 basis points to 6.1% for the three months ended June 30, 2016, from 6.2% for the three months ended June 30, 2015. Operating margin percentage was negatively impacted by an increase in Selling and administrative expenses as a percentage of Net sales, primarily due to incremental coworkers hired since the second quarter of 2015, higher costs consistent with increased sales and Gross profit and the inclusion of CDW UK coworker costs.
Corporate segment income from operations was $135 million for the three months ended June 30, 2016, a decrease of $4 million, or 2.6%, compared to $139 million for the three months ended June 30, 2015. Corporate segment operating margin percentage decreased 10 basis points to 7.6% for the three months ended June 30, 2016, from 7.7% for the three months ended June 30, 2015. This decrease was primarily due to an increase in selling and administrative expenses as a percentage of Net sales, due to higher costs related to incremental coworkers hired since the second quarter of 2015.
Public segment income from operations was $108 million for the three months ended June 30, 2016, an increase of $17 million, or 18.9%, compared to $91 million for the three months ended June 30, 2015. Public segment operating margin percentage was 7.0% and 6.6% for the three months ended June 30, 2016 and 2015, respectively. The 40 basis point increase in operating margin percentage was driven by a higher mix of net service contract revenue.
Other income from operations was $9 million for the three months ended June 30, 2016, an increase of $5 million, or 118.8%, compared to $4 million for the three months ended June 30, 2015. This was primarily due to the inclusion of CDW UK income from operations. Other operating margin percentage decreased 60 basis points to 2.8% for the three months ended June 30, 2016, from 3.4% for the three months ended June 30, 2015. This decrease was primarily due to an increase in selling and administrative expenses as a percentage of Net sales, driven by higher intangibles amortization expense from our acquisition of CDW UK.

Income tax expense
Income tax expense was $70 million for the three months ended June 30, 2016, compared to $64 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 37.3% for the three months ended June 30, 2016, compared to 37.1% for the same period of the prior year and differed in both periods from the US federal statutory rate primarily due to state and local income taxes.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Organic net sales growth and Organic net sales growth on a constant currency basis for the three months ended June 30, 2016 and 2015 below.
EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses, and gains and losses from the extinguishment of long-term debt. Organic net sales growth is defined as net sales growth excluding the impact of acquisitions within the last twelve months. Organic net sales growth on a constant currency basis is defined as organic net sales growth excluding the impact of foreign currency translation on organic sales compared to the prior period.
EBITDA, Adjusted EBITDA, Non-GAAP net income, Organic net sales and Organic net sales growth are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Non-GAAP net income
Non-GAAP net income was $156 million for the three months ended June 30, 2016, an increase of $17 million, or 11.9%, compared to $139 million for the three months ended June 30, 2015.

	Three Months Ended June 30,
(in millions)	2016	2015
Net income	$117.5	$108.2
Amortization of intangibles(1)	47.1	40.2
Non-cash equity-based compensation	9.7	7.5
Acquisition and integration expenses(2)	2.2	1.4
Other adjustments	0.3	1.0
Aggregate adjustment for income taxes(3)	(21.2)	(19.3)
Non-GAAP net income(4)	$155.6	$139.0

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Comprises expenses related to CDW UK.

(3)
Based on a normalized effective tax rate of 36.0% and 39.0%, respectively. The decrease in the rate is primarily due to including the incremental impact of CDW UK and differing statutory tax rates in the US and the UK.

(4)	Includes the impact of consolidating CDW UK's financial results for the three months ended June 30, 2016.
Adjusted EBITDA
Adjusted EBITDA was $301 million for the three months ended June 30, 2016, an increase of $33 million, or 12.2%, compared to $268 million for the three months ended June 30, 2015. As a percentage of Net sales, Adjusted EBITDA was 8.2% for the three months ended June 30, 2016 compared to 8.1% for the three months ended June 30, 2015.

	Three Months Ended June 30,
(in millions)	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Net income	$117.5		$108.2
Depreciation and amortization	63.7		52.6
Income tax expense	70.0		63.9
Interest expense, net	36.9		37.8
EBITDA	288.1	7.9%	262.5	7.9%

Adjustments:
Non-cash equity-based compensation	9.7		7.5
Income from equity investments	(0.1)		(4.0)
Acquisition and integration expenses(1)	2.2		1.4
Other adjustments(2)	0.7		0.6
Total adjustments	12.5		5.5
Adjusted EBITDA(3)	$300.6	8.2%	$268.0	8.1%

(1)	Comprises expenses related to CDW UK.

(2)	Primarily includes historical retention costs.

(3)	Includes the impact of consolidating CDW UK's financial results for the three months ended June 30, 2016.

Organic net sales growth and organic net sales growth on constant currency basis
Organic net sales, which excludes the impact of the acquisition of CDW UK, increased $143 million, or 4.3%, to $3,457 million for the three months ended June 30, 2016, compared to $3,314 million for the three months ended June 30, 2015. Organic net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $149 million, or 4.5%, to $3,457 million for the three months ended June 30, 2016, compared to $3,308 million for the three months ended June 30, 2015.

	Three Months Ended June 30,
(in millions)	2016	2015	% Change	Average Daily % Change(1)
Net sales, as reported	$3,664.6	$3,314.0	10.6%	10.6%
Impact of acquisition(2)	(208.0)	—
Organic net sales	$3,456.6	$3,314.0	4.3%	4.3%
Foreign currency translation(3)	—	(5.8)
Organic net sales, on a constant currency basis	$3,456.6	$3,308.2	4.5%	4.5%

(1)	There were 64 selling days for both the three months ended June 30, 2016 and 2015.

(2)	Represents CDW UK's financial results for the three months ended June 30, 2016.

(3)	Represents the effect of translating the prior year results of CDW Canada at the average exchange rates applicable in the current year.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Results of operations, in dollars and as a percentage of Net sales, for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$6,781.3	100.0%	$6,069.2	100.0%
Cost of sales	5,646.3	83.3	5,078.2	83.7
Gross profit	1,135.0	16.7	991.0	16.3
Selling and administrative expenses	674.0	9.9	566.1	9.3
Advertising expense	76.5	1.1	67.4	1.1
Income from operations	384.5	5.7	357.5	5.9
Interest expense, net	(75.0)	(1.1)	(82.6)	(1.4)
Net loss on extinguishments of long-term debt	—	—	(24.3)	(0.4)
Other income, net	1.9	—	8.5	0.1
Income before income taxes	311.4	4.6	259.1	4.3
Income tax expense	(116.1)	(1.7)	(96.2)	(1.6)
Net income	$195.3	2.9%	$162.9	2.7%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016		2015
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)	Average Daily Sales Percent Change(2)
Corporate:
Medium / Large	$2,899.6	42.8%	$2,863.2	47.2%	$36.4	1.3%	0.5%
Small Business	571.8	8.4	545.8	9.0	26.0	4.8	3.9
Total Corporate	3,471.4	51.2	3,409.0	56.2	62.4	1.8	1.0

Public:
Government	796.5	11.7	685.0	11.3	111.5	16.3	15.4
Education	981.0	14.5	894.3	14.7	86.7	9.7	8.8
Healthcare	839.0	12.4	826.4	13.6	12.6	1.5	0.7
Total Public	2,616.5	38.6	2,405.7	39.6	210.8	8.8	7.9

Other	693.4	10.2	254.5	4.2	438.9	172.5	170.3

Total net sales	$6,781.3	100.0%	$6,069.2	100.0%	$712.1	11.7%	10.9%

(1)
Effective January 1, 2016, CDW Advanced Services is included in our Corporate and Public segments and Other is comprised of CDW Canada and CDW UK. Prior periods have been reclassified to conform to the current period presentation.

(2)	There were 128 and 127 selling days for the six months ended June 30, 2016 and 2015, respectively.
Total net sales for the six months ended June 30, 2016 increased $712 million or 11.7%, to $6,781 million, compared to $6,069 million for the six months ended June 30, 2015. On an average daily sales basis, total net sales increased 10.9%, reflecting both the impact of consolidating six months of CDW UK net sales and organic net sales growth.
Organic net sales, which excludes the impact of the acquisition of CDW UK, increased $272 million, or 4.5%, to $6,341 million for the six months ended June 30, 2016, compared to $6,069 million for the six months ended June 30, 2015. Organic net sales on a constant currency basis, which excludes the impact of currency translation, for the six months ended June 30, 2016 increased $289 million, or 4.8%, to $6,341 million, compared to $6,052 million for the six months ended June 30, 2015. See “Non-GAAP Financial Measure Reconciliations” below for additional information. On an organic basis, transactional product sales grew faster than our solution-focused products. Growth in transactional products was led by notebooks/mobile devices due to continued innovation in form factors and a new vendor partner. Solutions-focused growth was driven by software, reflecting strong security and application suites growth.
Corporate segment net sales for the six months ended June 30, 2016 increased $62 million, or 1.8%, compared to the six months ended June 30, 2015. On an average daily sales basis, Corporate segment net sales increased 1.0%. Within our Corporate segment, net sales to medium/large customers increased $36 million, or 1.3%, between periods, driven by growth in transactional products. This growth was partially offset by declines in solution-focused products, due to the impact of economic volatility which caused many customers to put longer tail projects on hold and to extend decision cycles. Net sales to small business customers increased by $26 million, or 4.8%, between periods, driven by growth in notebooks/mobile devices.
Public segment net sales for the six months ended June 30, 2016 increased $211 million, or 8.8% between periods, driven by growth in our government and education customer channels. On an average daily sales basis, Public segment net sales increased 7.9%. Net sales to government customers increased $111 million, or 16.3% between periods, reflecting growth in both federal and state/local government customers. A continued focus on public safety and the addition of new contracts drove the growth in net sales to state and local government customers. Net sales to federal government customers grew modestly compared to the prior year's strong results as we continued to benefit from strategic changes made to better align with new federal government purchasing programs. Net sales to education customers increased $87 million, or 9.7%, between periods, driven by growth in both our K-12 and higher education customer channels. Growth in our K-12 customer channel was led by increases in notebooks/mobile devices and netcomm products, as a result of the implementation of projects related to the U.S. Federal Communications Commission E-Rate program and schools developing digital testing and curriculum programs. Additionally, we began to see the benefit from programs pointed at select institutions in our higher education channel. Net sales to healthcare customers increased $13 million, or 1.5%, between periods, reflecting the continuing impact of consolidation in the healthcare industry.
Net sales in Other for the six months ended June 30, 2016 increased $439 million, or 172.5%, compared to the six months ended June 30, 2015. Other is comprised of CDW Canada and CDW UK. This increase was driven by the impact of consolidating six months of CDW UK net sales. Net sales of CDW Canada were relatively flat for the six months ended June 30, 2016, which was impacted by unfavorable foreign currency translation. CDW Canada experienced mid-single digit sales growth in local currency.
Gross profit
Gross profit increased $144 million, or 14.5%, to $1,135 million for the six months ended June 30, 2016, compared to $991 million for the six months ended June 30, 2015. As a percentage of total net sales, gross profit increased 40 basis points to 16.7% for the six months ended June 30, 2016, up from 16.3% for the six months ended June 30, 2015.
Our continuing mix into net service contract revenue, including items such as third-party services, warranties and SaaS, contributed a positive impact of 30 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. We experienced a favorable impact of 30 basis points from vendor partner funding. Vendor partner funding includes purchase discounts, volume rebates and cooperative advertising. These increases were partially offset by 20 basis points of unfavorable price/mix changes as we mixed into transactional product categories such as notebooks/mobile devices.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $108 million, or 19.1%, to $674 million for the six months ended June 30, 2016, compared to $566 million for the six months ended June 30, 2015. As a percentage of total net sales, selling and administrative expenses increased 60 basis points to 9.9% in the six months ended June 30, 2016, up from 9.3% in the comparable prior year period. Sales payroll costs increased $66 million, or 18.8%, between years, primarily due to incremental coworkers hired since the second quarter of 2015, higher costs consistent with increased sales and Gross profit and the inclusion of CDW UK coworker costs. Total coworker count was 8,712, up 1,434 from 7,278 at June 30, 2015. Total coworker count was 8,465 at December 31, 2015. Amortization expense related to intangibles increased $16 million, or 17.7%, during the six months ended June 30, 2016 compared to the prior year period primarily due to incremental amortization expense related to the intangible assets arising from our acquisition of CDW UK. Non-cash equity-based compensation expense increased $6 million, or 43.8%, during the six months ended June 30, 2016 compared to the prior year period primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2015 and equity awards granted in connection with our acquisition of CDW UK.

Income from operations
Income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30,
	2016		2015
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate(2)	$253.4	7.3%	257.4	7.6%	(1.6)%
Public(2)	166.7	6.4	146.4	6.1	13.9
Other(3)(4)	17.5	2.5	9.2	3.6	89.6
Headquarters (5)	(53.1)	nm*	(55.5)	nm*	(4.4)
Total income from operations	$384.5	5.7%	357.5	5.9%	7.6%
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

(5)
Includes certain Headquarters' function costs that are not allocated to the segments. Certain Headquarters expenses have been allocated to CDW Canada in 2016. The prior period has been reclassified to conform to the current period presentation.

Income from operations was $385 million for the six months ended June 30, 2016, an increase of $27 million, or 7.6%, compared to $358 million for the six months ended June 30, 2015. Total operating margin percentage decreased 20 basis points to 5.7% for the six months ended June 30, 2016, from 5.9% for the six months ended June 30, 2015. Operating margin percentage was negatively impacted by an increase in Selling and administrative expenses as a percentage of Net sales, primarily due to incremental coworkers hired since the second quarter of 2015, higher costs consistent with increased sales and Gross profit and the inclusion of CDW UK coworker costs.
Corporate segment income from operations was $253 million for the six months ended June 30, 2016, a decrease of $4 million, or 1.6%, compared to $257 million for the six months ended June 30, 2015. Corporate segment operating margin percentage decreased 30 basis points to 7.3% for the six months ended June 30, 2016, from 7.6% for the six months ended June 30, 2015. This decrease was primarily due to an increase in selling and administrative expenses as a percentage of Net sales, due to higher costs related to incremental coworkers hired since the second quarter of 2015.
Public segment income from operations was $167 million for the six months ended June 30, 2016, an increase of $20 million, or 13.9%, compared to $146 million for the six months ended June 30, 2015. Public segment operating margin percentage increased 30 basis points to 6.4% for the six months ended June 30, 2016, from 6.1% for the six months ended June 30, 2015. This increase was driven by operating margin percentage was driven by a higher mix of net service contract revenue.
Other income from operations was $18 million for the six months ended June 30, 2016, an increase $8 million, or 89.6%, compared to $9 million for the six months ended June 30, 2015. This increase was primarily due to the inclusion of CDW UK income from operations. Other operating margin percentage decreased 110 basis points to 2.5% for the three months ended June 30, 2016, from 3.6% for the three months ended June 30, 2015. This decrease was primarily due to an increase in selling and administrative expenses as a percentage of Net sales, driven by higher intangibles amortization expense from our acquisition of CDW UK.

Interest expense, net
At June 30, 2016, our outstanding debt totaled $3,240 million compared to $3,178 million at June 30, 2015. Net interest expense for the six months ended June 30, 2016 was $75 million, a decrease of $8 million compared to $83 million for the six months ended June 30, 2015. This decrease was primarily due to lower effective interest rates as of June 30, 2016 compared to June 30, 2015 as a result of redemptions and refinancing activities completed during 2015.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During the six months ended June 30, 2016, there was no net loss on extinguishments of long-term debt, compared to $24.3 million recorded for the same period of 2015. Net loss on extinguishments of long-term debt for the six months ended June 30, 2015 was as follows:

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

Income tax expense
Income tax expense was $116 million for the six months ended June 30, 2016, compared to $96 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 37.3% for the six months ended June 30, 2016, compared to 37.1% for the same period of the prior year and differed in both periods from the US federal statutory rate primarily due to state and local income taxes.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Organic net sales growth and Organic net sales growth on a constant currency basis for the six months ended June 30, 2016 and 2015 below.
EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses, and gains and losses from the extinguishment of long-term debt. Organic net sales growth is defined as net sales growth excluding the impact of acquisitions within the last twelve months. Organic net sales growth on a constant currency basis is defined as organic net sales growth excluding the impact of foreign currency translation on organic sales compared to the prior period.
EBITDA, Adjusted EBITDA, Non-GAAP net income, Organic net sales and Organic net sales growth are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements.

Non-GAAP net income
Non-GAAP net income was $268 million for the six months ended June 30, 2016, an increase of $31 million, or 13.4%, compared to $237 million for the six months ended June 30, 2015.

	Six Months Ended June 30,
(in millions)	2016	2015
Net income	$195.3	$162.9
Amortization of intangibles(1)	94.6	80.5
Non-cash equity-based compensation	18.1	12.2
Net loss on extinguishments of long-term debt	—	24.3
Acquisition and integration expenses(2)	3.8	1.7
Other adjustments(3)	(2.8)	1.6
Aggregate adjustment for income taxes(4)	(40.7)	(46.6)
Non-GAAP net income(5)	$268.3	$236.6

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Comprises expenses related to CDW UK.

(3)
Primarily includes the favorable resolution of a local sales tax matter in the six months ended June 30, 2016, partially offset by expenses related to the consolidation of office locations north of Chicago.

(4)
Based on a normalized effective tax rate of 36.0% and 39.0%, respectively. The decrease in the rate is primarily due to including the incremental impact of CDW UK and differing statutory tax rates in the US and the UK.

(5)	Includes the impact of consolidating CDW UK's financial results for the six months ended June 30, 2016.
Adjusted EBITDA
Adjusted EBITDA was $533 million for the six months ended June 30, 2016, an increase of $54 million, or 11.4%, compared to $479 million for the six months ended June 30, 2015. As a percentage of Net sales, Adjusted EBITDA was 7.9% for both the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
(in millions)	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Net income	$195.3		$162.9
Depreciation and amortization	127.7		105.1
Income tax expense	116.1		96.2
Interest expense, net	75.0		82.6
EBITDA	514.1	7.6%	446.8	7.4%

Adjustments:
Non-cash equity-based compensation	18.1		12.2
Net loss on extinguishments of long-term debt	—		24.3
Income from equity investments	(0.7)		(8.5)
Acquisition and integration expenses(1)	3.8		1.7
Other adjustments(2)	(2.0)		2.3
Total adjustments	19.2		32.0
Adjusted EBITDA(3)	$533.3	7.9%	$478.8	7.9%

(1)	Comprises expenses related to CDW UK.

(2)	Primarily includes the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago and historical retention costs.

(3)	Includes the impact of consolidating CDW UK's financial results for the six months ended June 30, 2016.
Organic net sales growth and organic net sales growth on constant currency basis
Organic net sales, which excludes the impact of the acquisition of CDW UK, increased $272 million, or 4.5%, to $6,341 million for the six months ended June 30, 2016, compared to $6,069 million for the six months ended June 30, 2015. Organic net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $289 million, or 4.8%, to $6,341 million for the six months ended June 30, 2016, compared to $6,052 million for the six months ended June 30, 2015.

	Six Months Ended June 30,
(in millions)	2016	2015	% Change	Average Daily % Change(1)
Net sales, as reported	$6,781.3	$6,069.2	11.7%	10.9%
Impact of acquisition(2)	(440.1)	—
Organic net sales	$6,341.2	$6,069.2	4.5%	3.7%
Foreign currency translation(3)	—	(17.5)
Organic net sales, on a constant currency basis	$6,341.2	$6,051.7	4.8%	4.0%

(1)	There were 128 and 127 selling days for the six months ended June 30, 2016 and 2015, respectively.

(2)	Represents CDW UK's financial results for the six months ended June 30, 2016.

(3)	Represents the effect of translating the prior year results of CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. We also have $778 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($67 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available at least for the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Share Repurchase Program

During the six months ended June 30, 2016, we repurchased 5.5 million shares of our common stock for $223 million under the previously announced $500 million share repurchase program. On May 4, 2016, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. For more information on our share repurchase program, See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2016 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.1075	February 9, 2016	February 25, 2016	March 10, 2016
$0.1075	May 4, 2016	May 25, 2016	June 10, 2016

On August 3, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.1075 per common share. The dividend will be paid on September 12, 2016 to all stockholders of record as of the close of business on August 25, 2016.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Six Months Ended June 30,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$313.1	$99.1
Investing activities	(25.7)	(23.4)

Net change in accounts payable-inventory financing	71.3	41.2
Other financing activities	(264.0)	(124.3)
Financing activities	(192.7)	(83.1)

Effect of exchange rate changes on cash and cash equivalents	(2.9)	(1.4)
Net increase (decrease) in cash and cash equivalents	$91.8	$(8.8)
Operating Activities

	Six Months Ended June 30,
(in millions)	2016	2015	Dollar Change
Net income	$195.3	$162.9	$32.4
Adjustments for the impact of non-cash items(1)	99.2	94.0	5.2
Net income adjusted for the impact of non-cash items(2)	294.5	256.9	37.6
Changes in assets and liabilities:			—
Accounts receivable(3)	(74.9)	(157.7)	82.8
Merchandise inventory	(99.0)	(98.9)	(0.1)
Accounts payable-trade(4)	219.3	151.9	67.4
Other	(26.8)	(53.1)	26.3
Net cash provided by operating activities	$313.1	$99.1	$214.0

(1)	Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense, Income from equity method investment and Net loss on extinguishments of long-term debt.

(2)
The increase in cash flows reflected stronger operating results driven by the impact of consolidating six months of CDW UK's financial results, organic sales growth and lower interest expense, partially offset by higher income tax expense.

(3)
The increase in cash flow was primarily due to an increase in collections during 2016 due to the higher accounts receivable balance as of December 31, 2015 driven by higher sales in our Public segment where customers generally take longer to pay than customers in our Corporate segment.

(4)	The increase in cash flows was primarily due to the timing of payments to vendors during the current period and longer payment terms with certain vendors.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2016	2015
Days of sales outstanding (DSO)(1)	44	41
Days of supply in inventory (DIO)(2)	13	13
Days of purchases outstanding (DPO)(3)	(40)	(35)
Cash conversion cycle	17	19

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

The cash conversion cycle decreased to 17 days at June 30, 2016 compared to 19 days at June 30, 2015. The increase in DSO was primarily due to higher net sales and receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Statement of Operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition, DPO also increased due to the mix of payables with certain vendors that have longer payment terms.
Investing Activities
Net cash used in investing activities increased by $2 million in the six months ended June 30, 2016 compared to the same period of the prior year. Capital expenditures were $26 million and $23 million for the six months ended June 30, 2016 and 2015, respectively, and primarily related to improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased by $110 million in the six months ended June 30, 2016 compared to the same period of the prior year. The increase was primarily driven by share repurchases during the six months ended June 30, 2016 which resulted in an increase in cash used by financing activities of $131 million, partially offset by the changes in Accounts payable-inventory financing, which resulted in an increase in cash provided for financing activities of $30 million. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The increase in cash provided by Accounts payable-inventory financing was primarily driven by the increase in the accounts payable-inventory financing balance as of June 30, 2016, driven by a new vendor addition to our previously existing inventory financing agreement at December 31, 2015.
Long-Term Debt and Financing Arrangements
As of June 30, 2016, we had total indebtedness of $3,240 million, of which $1,565 million was secured indebtedness. At June 30, 2016, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $680 million at June 30, 2016. The amount of restricted net assets for the CDW UK Term Loan was $410 million, which was primarily comprised of goodwill and intangible assets.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The disclosure below reflects an update to the risk factors previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2015.
General economic conditions may have an adverse impact on our business, results of operations or cash flows.
Weak economic conditions generally, sustained uncertainty about global economic conditions, government spending cuts and the impact of new government programs, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there is substantial uncertainty regarding the impact of the Referendum of the United Kingdom’s (“UK”) Membership of the European Union (“EU”) (referred to as “Brexit”), advising for the exit of the UK from the EU. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the quarter ended June 30, 2016 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1) (in millions)
April 1 through April 30, 2016	—	$—	—	$140.5
May 1 through May 31, 2016	0.4	$41.95	0.4	$872.2
June 1 through June 30, 2016	2.1	$42.00	2.1	$785.5
Total	2.5		2.5

(1)
On November 6, 2014, the Company announced that the Board of Directors approved a $500 million share repurchase program, which became effective immediately, under which the Company may repurchase shares of its common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice. On May 4, 2016, the Company announced that its Board of Directors authorized a $750 million increase to the Company's share repurchase program, which became effective immediately.

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

CDW CORPORATION

Date:	August 3, 2016	By:	/s/ Ann E. Ziegler
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

3.1.1
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation's Form 8-K filed on May 19, 2016 and incorporated herein by reference.

3.2*	Amended and Restated By-Laws of CDW Corporation.

10.1§	Amended and Restated 2013 Long-Term Incentive Plan of CDW Corporation, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on May 19, 2016 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*, **	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2*, **	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith

§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

**	These items are furnished and not filed.