Form 10-Q
period 2016-09-30
CDW Corp
filed 2016-11-03
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2016, there were 160,506,730 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$118.3	$37.6
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $6.0, respectively	2,019.8	2,017.4
Merchandise inventory	451.6	393.1
Miscellaneous receivables	269.4	198.4
Prepaid expenses and other	138.7	144.3
Total current assets	2,997.8	2,790.8
Property and equipment, net	162.5	175.4
Goodwill	2,467.9	2,500.4
Other intangible assets, net	1,110.6	1,276.4
Other assets	34.0	12.3
Total assets	$6,772.8	$6,755.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$997.7	$866.5
Accounts payable-inventory financing	477.7	439.6
Current maturities of long-term debt	18.5	27.2
Deferred revenue	180.1	151.9
Accrued expenses:
Compensation	164.8	120.4
Interest	17.5	25.1
Sales taxes	30.2	38.1
Advertising	68.6	52.3
Income taxes	12.7	—
Other	159.0	166.2
Total current liabilities	2,126.8	1,887.3
Long-term liabilities:
Debt	3,222.9	3,232.5
Deferred income taxes	393.2	469.6
Other liabilities	39.4	70.0
Total long-term liabilities	3,655.5	3,772.1
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 160.5 and 168.2 shares issued and outstanding, respectively	1.6	1.7
Paid-in capital	2,843.6	2,806.9
Accumulated deficit	(1,738.9)	(1,651.6)
Accumulated other comprehensive loss	(115.8)	(61.1)
Total stockholders’ equity	990.5	1,095.9
Total liabilities and stockholders’ equity	$6,772.8	$6,755.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$3,708.2	$3,501.1	$10,489.5	$9,570.3
Cost of sales	3,093.9	2,933.9	8,740.2	8,012.1
Gross profit	614.3	567.2	1,749.3	1,558.2
Selling and administrative expenses	334.9	321.4	1,009.0	887.5
Advertising expense	41.9	41.2	118.3	108.6
Income from operations	237.5	204.6	622.0	562.1
Interest expense, net	(37.6)	(38.5)	(112.6)	(121.1)
Net loss on extinguishments of long-term debt	(2.1)	—	(2.1)	(24.3)
Gain on remeasurement of equity investment	—	98.1	—	98.1
Other income (expense), net	0.4	(18.0)	2.3	(9.5)
Income before income taxes	198.2	246.2	509.6	505.3
Income tax expense	(72.3)	(95.3)	(188.4)	(191.5)
Net income	$125.9	$150.9	$321.2	$313.8

Net income per common share:
Basic	$0.78	$0.89	$1.95	$1.84
Diluted	$0.76	$0.88	$1.93	$1.82

Weighted-average common shares outstanding:
Basic	162.1	169.6	164.8	170.9
Diluted	164.9	171.0	166.9	172.3

Cash dividends declared per common share	$0.1075	$0.0675	$0.3225	$0.2025

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$125.9	$150.9	$321.2	$313.8
Foreign currency translation (net of tax (expense) benefit of ($0.1) and $0.2 million, and of $0.3 and $0.5 million, respectively)	(11.9)	(22.4)	(54.7)	(28.7)
Other comprehensive loss, net of tax	(11.9)	(22.4)	(54.7)	(28.7)
Comprehensive income	$114.0	$128.5	$266.5	$285.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2015	—	$—	168.2	$1.7	$2,806.9	$(1,651.6)	$(61.1)	$1,095.9
Net income	—	—	—	—	—	321.2	—	321.2
Equity-based compensation expense	—	—	—	—	23.4	—	—	23.4
Stock option exercises	—	—	0.3	—	6.0	—	—	6.0
Coworker Stock Purchase Plan	—	—	0.2	—	6.9	—	—	6.9
Common stock issued for equity-based compensation	—	—	0.2	—	—	—	—	—
Repurchases of common stock	—	—	(8.4)	(0.1)	—	(355.0)	—	(355.1)
Dividends	—	—	—	—	0.4	(53.5)	—	(53.1)
Foreign currency translation	—	—	—	—	—	—	(54.7)	(54.7)
Balance as of September 30, 2016	—	$—	160.5	$1.6	$2,843.6	$(1,738.9)	$(115.8)	$990.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$321.2	$313.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190.7	165.0
Equity-based compensation expense	28.1	20.0
Deferred income taxes	(74.8)	(32.0)
Amortization of deferred financing costs, debt premium and debt discount, net	4.4	4.7
Net loss on extinguishments of long-term debt	2.1	24.3
Income from equity investment	—	11.2
Gain on remeasurement of equity investment	—	(98.1)
Other	0.5	3.1
Changes in assets and liabilities:
Accounts receivable	(17.9)	(178.4)
Merchandise inventory	(64.6)	(54.8)
Other assets	(101.2)	(101.7)
Accounts payable-trade	141.5	226.0
Other current liabilities	97.4	(17.1)
Long-term liabilities	(28.1)	8.9
Net cash provided by operating activities	499.3	294.9
Cash flows from investing activities:
Capital expenditures	(41.4)	(43.9)
Premium payments on interest rate cap agreements	(2.1)	(0.5)
Acquisition of business, net of cash acquired	—	(263.8)
Net cash used in investing activities	(43.5)	(308.2)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	332.1	105.0
Repayments of borrowings under revolving credit facility	(332.1)	(105.0)
Repayments of long-term debt	(17.0)	(26.1)
Proceeds from issuance of long-term debt	1,483.0	525.0
Payments to extinguish long-term debt	(1,490.4)	(525.3)
Net change in other long-term obligation	15.7	—
Payments of debt financing costs	(5.9)	(6.8)
Net change in accounts payable-inventory financing	39.2	22.6
Proceeds from stock option exercises	6.0	1.7
Excess tax benefits from equity-based compensation	—	0.4
Proceeds from Coworker Stock Purchase Plan	6.9	6.5
Repurchases of common stock	(355.0)	(193.3)
Dividends	(53.1)	(34.6)
Principal payments under capital lease obligations	(0.3)	—
Net cash used in financing activities	(370.9)	(229.9)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(3.8)
Net increase (decrease) in cash and cash equivalents	80.7	(247.0)
Cash and cash equivalents—beginning of period	37.6	344.5
Cash and cash equivalents—end of period	$118.3	$97.5
Supplementary disclosure of cash flow information:
Cash paid for Interest, net	$(117.4)	$(125.4)
Cash paid for Income taxes, net	$(234.5)	$(218.0)
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

On August 1, 2015, the Company completed the acquisition of Kelway TopCo Limited (“Kelway”) by purchasing the remaining 65% of its outstanding common stock, which increased the Company’s ownership interest from 35% to 100%, and provided the Company control. On April 4, 2016, Kelway was rebranded CDW UK. Throughout this report, the term "CDW UK" refers to Kelway. For further details regarding the acquisition, see Note 3 (Acquisition).
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “December 31, 2015 Consolidated Financial Statements”). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2015 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2015 Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. There have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2016.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Recent Accounting Pronouncements
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), providing guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU 2016-15 is effective for the Company beginning in the first quarter of 2018 and allows for early adoption. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses. This ASU is effective for the Company beginning in the first quarter of 2020 and allows for early adoption beginning in the first quarter of 2019. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requiring the recognition of the excess tax benefits of stock awards in the provision for income taxes in the income statement when the awards are settled and allowing the Company to repurchase more of an employee's shares for tax withholding purposes than allowed under current guidance, without triggering liability accounting. This ASU also addresses simplifications related to statement of cash flows classification and accounting for forfeitures. This ASU is effective for the Company beginning in the first quarter of 2017 and allows for early adoption. The Company elected to early adopt ASU 2016-09 in the third quarter of 2016, requiring the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. As a result of the adoption of this ASU, the Company recorded a $1.2 million tax benefit in its Consolidated Financial Statements.
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
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the presentation of deferred income taxes by requiring all deferred taxes to be presented as noncurrent in the balance sheet. In the first quarter of 2016, the Company elected to early adopt ASU 2015-17 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, amending the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value instead of the lower of cost or market value. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and must be applied prospectively after the date of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

On August 1, 2015, the Company completed the acquisition of CDW UK by purchasing the remaining 65% of its outstanding common stock, which increased the Company's ownership interest from 35% to 100%, and provided the Company control.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The unaudited pro forma Consolidated Statements of Operations for the three and nine months ended September 30, 2015 is as follows:

(in millions)	Three months ended	Nine months ended
Net sales	$3,585.5	$10,099.2
Net income	101.8	273.5
The unaudited pro forma information above reflects the following adjustments:

(1)	Excludes acquisition and integration costs directly related to the transaction.

(2)	Includes additional amortization expense related to the fair value of acquired intangibles.

(3)	Excludes the Company's share of net income/loss from its previously held 35% equity investment prior to the completion of the acquisition.

(4)	Includes additional non-cash equity-based compensation related to equity awards granted to CDW UK coworkers after the completion of the acquisition.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Inventory Financing Agreements
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

(in millions)	September 30, 2016	December 31, 2015
Revolving Loan inventory financing agreement(1)	$468.2	$427.0
Other inventory financing agreements(2)	9.5	12.6
Accounts payable-inventory financing	$477.7	$439.6

(1)
The Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”) includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

(2)
As of September 30, 2016 and December 31, 2015, amounts owed under other inventory financing agreements of $1 million or less, for both periods, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

5.	Long-Term Debt
Long-term debt as of September 30, 2016 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility (1)	—%	$—	$—	$—
CDW UK revolving credit facility(2)	—%	—	—	—
Senior secured term loan facility	3.00%	1,486.7	(15.5)	1,471.2
CDW UK term loan	1.79%	72.6	(0.6)	72.0
Senior notes due 2022	6.0%	600.0	(5.9)	594.1
Senior notes due 2023	5.0%	525.0	(5.5)	519.5
Senior notes due 2024	5.5%	575.0	(6.1)	568.9
Other long-term obligations		15.7	—	15.7
Total debt		3,275.0	(33.6)	3,241.4
Less current maturities		(18.5)	—	(18.5)
Long-term debt, excluding current maturities		$3,256.5	$(33.6)	$3,222.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Long-term debt as of December 31, 2015 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility (1)	—%	$—	$—	$—
CDW UK revolving credit facility (2)	—%	—	—	—
Senior secured term loan facility	3.25%	1,498.1	(6.7)	1,491.4
CDW UK Term Loan	1.98%	88.4	(0.6)	87.8
Senior notes due 2022	6.0%	600.0	(6.6)	593.4
Senior notes due 2023	5.0%	525.0	(6.2)	518.8
Senior notes due 2024	5.5%	575.0	(6.7)	568.3
Total debt		3,286.5	(26.8)	3,259.7
Less current maturities		(27.2)	—	(27.2)
Long-term debt, excluding current maturities		$3,259.3	$(26.8)	$3,232.5

(1)
The Senior Secured Asset-Based Revolving Credit Facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors. As of September 30, 2016, the Company had no outstanding borrowings under the Revolving Loan, $1 million of undrawn letters of credit and $446 million reserved related to the floorplan sub-facility. As of September 30, 2016, the borrowing base was $1,584 million based on the amount of eligible inventory and accounts receivable balances as of August 31, 2016. The Company could have borrowed up to an additional $802 million under the Revolving Loan as of September 30, 2016.

(2)
The CDW UK Revolving Credit Facility is a multi-currency revolving credit facility expiring on August 1, 2021, under which CDW UK is permitted to borrow an aggregate amount of £50 million ($65 million as of September 30, 2016).

Debt Covenants
As of September 30, 2016, the Company remained in compliance with the covenants under its various credit agreements, the most restrictive of which is under the credit agreement governing the Senior Secured Term Loan Facility ("Term Loan"). Under the Term Loan, there are restrictions on the ability of CDW to pay dividends, make share repurchases, redeem subordinated debt and engage in certain other transactions. As of September 30, 2016, the amount of CDW’s restricted payment capacity under the Term Loan was $680 million. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25 on a pro forma basis. The total net leverage ratio was 2.9 as of September 30, 2016.
The CDW UK Term Loan Agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, intercompany loans, advances or the repayment of subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of September 30, 2016, the amount of CDW UK's restricted payment capacity under the CDW UK Term Loan was $120 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Senior Secured Term Loan Facility (“Term Loan”)
On August 17, 2016, the Company entered into a new seven-year $1,490 million aggregate principal amount senior secured term loan facility ("Term Loan"). The Term Loan was issued at a price that was 99.5% of par, which resulted in a discount of $7 million. Fees of $5 million were capitalized as deferred financing costs and are being amortized over the seven-year term on a straight-line basis. The Term Loan replaced the prior senior secured term loan facility (the “Prior Term Loan Facility”) that had an outstanding aggregate principal amount of $1,490 million. In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $2 million in the Consolidated Statement of Operations for the three months ended September 30, 2016. This loss represented the write-off of a portion of the unamortized deferred financing costs and unamortized discount related to the Prior Term Loan Facility.
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Term Loan, with the remaining principal amount payable on the maturity date of August 17, 2023. The quarterly principal installment payments of $4 million commenced during the quarter ended September 30, 2016. At September 30, 2016, the outstanding principal amount of the Term Loan was $1,487 million, excluding $16 million of unamortized discount and deferred financing costs.
Borrowings under the Term Loan bear interest at either (a) the alternate base rate (“ABR”) plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 0.75% per annum at any time (“LIBOR Floor”), payable quarterly on the last day of each March, June, September and December. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan which is 1.25% for ABR borrowings and 2.25% for LIBOR borrowings. As of September 30, 2016, an interest rate of 3.0% was in effect, which represents the LIBOR Floor plus a 2.25% margin.
CDW UK Term Loan
On August 1, 2016, the Company entered into a new five-year £56 million ($72 million as of September 30, 2016) aggregate principal amount term loan facility ("CDW UK Term Loan"). The CDW UK Term Loan replaced the prior senior secured term loan facility (the “Prior CDW UK Term Loan Facility”) that had an outstanding aggregate principal amount of £56 million.
The Company is required to pay annual principal installments of £5 million, with the remaining principal amount payable on the maturity date of August 1, 2021. The annual principal installment payments will commence during the quarter ended September 30, 2018. At September 30, 2016, the outstanding principal amount of the CDW UK Term Loan was £56 million, excluding £0.5 million ($0.6 million as of September 30, 2016) of unamortized deferred financing costs.
Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of September 30, 2016, an interest rate of 1.79% was in effect, which represents LIBOR plus a 0.39% margin.
In connection with this refinancing, the Prior CDW UK Term Loan Facility was amended to include both the CDW UK Term Loan and a £50.0 million revolving credit facility ("CDW UK Revolving Credit Facility"). The CDW UK Revolving Credit Facility replaced the prior £50 million revolving credit facility and expires on August 1, 2021. As of September 30, 2016, there were no outstanding borrowings under the CDW UK Revolving Credit Facility.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in millions)	September 30, 2016	December 31, 2015
Fair value	$3,376.2	$3,330.4
Carrying value	3,275.0	3,286.5

Interest Rate Cap Agreements
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company maintains interest rate cap agreements. As of September 30, 2016 the interest rate cap agreements had a combined notional amount of $1,400 million and are effective from January 14, 2015 through January 14, 2017. Under these agreements, the Company has the right to receive payments equal to the amount, if any, by which the three-month LIBOR exceeds 2.0% during the agreement period. The fair value of the Company's interest rate cap agreements was less than $1 million as of September 30, 2016 and December 31, 2015.
In connection with the upcoming expiration of the interest rate cap agreements noted above in the first quarter of 2017, during the quarter ended September 30, 2016, the Company entered into eleven additional interest rate cap agreements for a combined notional amount of $1,200 million. Under these agreements, the Company made premium payments totaling $2 million to the counterparties in exchange for the right to receive payments equal to the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period. These interest rate cap agreements are effective from January 14, 2017 through December 31, 2018. The fair value of these interest rate cap agreements was $2 million at September 30, 2016.

The Company’s interest rate cap agreements have not been designated as cash flow hedges for interest rate risk for GAAP accounting purposes. The interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet in Other Assets each period, with changes in fair value recorded directly to interest expense in the Company’s Consolidated Statements of Operations. The fair value of the Company’s interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.

6.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Basic weighted-average shares outstanding	162.1	169.6	164.8	170.9
Effect of dilutive securities(1)	2.8	1.4	2.1	1.4
Diluted weighted-average shares outstanding(2)	164.9	171.0	166.9	172.3

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for the three and nine months ended September 30, 2016 and 2015, respectively, as their inclusion would have had an anti-dilutive effect.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
On October 29, 2015, the Company learned of an investigation by the SEC of the Company’s vendor partner program incentives. The SEC’s investigation is ongoing, and the Company is continuing to cooperate with the SEC in this matter.
As of September 30, 2016, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Information about the Company’s segments for the three and nine months ended September 30, 2016 and 2015 is as follows:

(in millions)	Corporate	Public	Other	Headquarters	Total
Three Months Ended September 30, 2016:
Net sales	$1,748.9	$1,640.6	$318.7	$—	$3,708.2
Income (loss) from operations(1)	138.0	120.0	10.0	(30.5)	237.5
Depreciation and amortization expense	(25.8)	(11.2)	(7.6)	(18.5)	(63.1)

Three Months Ended September 30, 2015:
Net sales	$1,764.7	$1,483.9	$252.5	$—	$3,501.1
Income (loss) from operations(1)	124.0	104.2	5.0	(28.6)	204.6
Depreciation and amortization expense	(25.8)	(11.2)	(7.5)	(15.4)	(59.9)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in millions)	Corporate	Public	Other	Headquarters	Total
Nine Months Ended September 30, 2016:
Net sales	$5,220.3	$4,257.1	$1,012.1	$—	$10,489.5
Income (loss) from operations(1)	391.4	287.0	27.4	(83.8)	622.0
Depreciation and amortization expense	(77.6)	(33.5)	(24.6)	(55.0)	(190.7)

Nine Months Ended September 30, 2015:
Net sales	$5,173.6	$3,889.7	$507.0	$—	$9,570.3
Income (loss) from operations(1)	381.5	250.6	14.2	(84.2)	562.1
Depreciation and amortization expense	(77.3)	(33.5)	(10.0)	(44.2)	(165.0)

(1)	Certain costs related to technology specialists have been reclassified between our Corporate and Public segments. Prior periods have been reclassified to conform to the current period presentation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Supplemental Guarantor Information
The 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes are, and, prior to being redeemed in full, the 2019 Senior Notes were, guaranteed by Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by Parent and the Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes and (ii) were subject to certain customary release provisions contained in the indentures governing the 2019 Senior Notes until such indentures were satisfied and discharged in the first quarter of 2015. CDW LLC's 100% owned foreign subsidiaries, CDW International Holdings Limited, which is comprised of CDW UK and Canada (together the “Non-Guarantor Subsidiaries”), do not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth condensed Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015, Consolidating Statements of Operations for the three and nine months ended September 30, 2016 and 2015, condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 and condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$102.3	$—	$36.0	$—	$(20.0)	$118.3
Accounts receivable, net	—	—	1,816.9	202.9	—	—	2,019.8
Merchandise inventory	—	—	400.3	51.3	—	—	451.6
Miscellaneous receivables	—	98.2	154.5	16.7	—	—	269.4
Prepaid expenses and other	—	14.1	91.1	33.5	—	—	138.7
Total current assets	—	214.6	2,462.8	340.4	—	(20.0)	2,997.8
Property and equipment, net	—	104.3	48.8	9.4	—	—	162.5
Goodwill	—	751.8	1,439.0	277.1	—	—	2,467.9
Other intangible assets, net	—	296.0	599.9	214.7	—	—	1,110.6
Other assets	3.3	16.3	248.1	1.5	—	(235.2)	34.0
Investment in and advances to subsidiaries	987.2	3,105.1	—	—	—	(4,092.3)	—
Total assets	$990.5	$4,488.1	$4,798.6	$843.1	$—	$(4,347.5)	$6,772.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$21.0	$879.4	$117.3	$—	$(20.0)	$997.7
Accounts payable—inventory financing	—	1.0	469.4	7.3	—	—	477.7
Current maturities of long-term debt	—	14.9	3.6	—	—	—	18.5
Deferred revenue	—	—	114.5	65.6	—	—	180.1
Accrued expenses	—	192.0	218.0	42.8	—	—	452.8
Total current liabilities	—	228.9	1,684.9	233.0	—	(20.0)	2,126.8
Long-term liabilities:
Debt	—	3,138.8	12.2	71.9	—	—	3,222.9
Deferred income taxes	—	100.6	225.7	70.2	—	(3.3)	393.2
Other liabilities	—	32.6	3.5	235.2	—	(231.9)	39.4
Total long-term liabilities	—	3,272.0	241.4	377.3	—	(235.2)	3,655.5
Total stockholders’ equity	990.5	987.2	2,872.3	232.8	—	(4,092.3)	990.5
Total liabilities and stockholders’ equity	$990.5	$4,488.1	$4,798.6	$843.1	$—	$(4,347.5)	$6,772.8

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,389.6	$318.6	$—	$—	$3,708.2
Cost of sales	—	—	2,828.7	265.2	—	—	3,093.9
Gross profit	—	—	560.9	53.4	—	—	614.3
Selling and administrative expenses	—	30.0	262.1	42.8	—	—	334.9
Advertising expense	—	—	40.9	1.0	—	—	41.9
Income (loss) from operations	—	(30.0)	257.9	9.6	—	—	237.5
Interest (expense) income, net	—	(37.6)	1.8	(1.8)	—	—	(37.6)
Net loss on extinguishments of long-term debt	—	(2.1)	—	—	—	—	(2.1)
Other income (expense), net	—	0.7	0.3	(0.6)	—	—	0.4
Income (loss) before income taxes	—	(69.0)	260.0	7.2	—	—	198.2
Income tax benefit (expense)	—	27.6	(99.4)	(0.5)	—	—	(72.3)
Income (loss) before equity in earnings of subsidiaries	—	(41.4)	160.6	6.7	—	—	125.9
Equity in earnings of subsidiaries	125.9	167.3	—	—	—	(293.2)	—
Net income	$125.9	$125.9	$160.6	$6.7	$—	$(293.2)	$125.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations

Three Months Ended September 30, 2015 (1)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,248.6	$252.5	$—	$—	$3,501.1
Cost of sales	—	—	2,720.4	213.5	—	—	2,933.9
Gross profit	—	—	528.2	39.0	—	—	567.2
Selling and administrative expenses	—	26.3	261.7	33.4	—	—	321.4
Advertising expense	—	—	39.8	1.4	—	—	41.2
Income (loss) from operations	—	(26.3)	226.7	4.2	—	—	204.6
Interest (expense) income, net	—	(37.9)	0.9	(1.5)	—	—	(38.5)
Gain on remeasurement of equity investment	—	—	—	98.1	—	—	98.1
Other income (expense), net	—	(18.8)	0.4	0.4	—	—	(18.0)
Income (loss) before income taxes	—	(83.0)	228.0	101.2	—	—	246.2
Income tax benefit (expense)	—	31.3	(86.0)	(40.6)	—	—	(95.3)
Income (loss) before equity in earnings of subsidiaries	—	(51.7)	142.0	60.6	—	—	150.9
Equity in earnings of subsidiaries	150.9	202.6	—	—	—	(353.5)	—
Net income	$150.9	$150.9	$142.0	$60.6	$—	$(353.5)	$150.9
(1)    Certain amounts have been reclassified to conform to the current period presentation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations
Nine Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$9,477.4	$1,012.1	$—	$—	$10,489.5
Cost of sales	—	—	7,891.6	848.6	—	—	8,740.2
Gross profit	—	—	1,585.8	163.5	—	—	1,749.3
Selling and administrative expenses	—	83.1	793.2	132.7	—	—	1,009.0
Advertising expense	—	—	114.5	3.8	—	—	118.3
Income (loss) from operations	—	(83.1)	678.1	27.0	—	—	622.0
Interest (expense) income, net	—	(112.4)	5.6	(5.8)	—	—	(112.6)
Net loss on extinguishments of long-term debt	—	(2.1)	—	—	—	—	(2.1)
Other income, net	—	0.7	1.0	0.6	—	—	2.3
Income (loss) before income taxes	—	(196.9)	684.7	21.8	—	—	509.6
Income tax benefit (expense)	—	76.2	(259.9)	(4.7)	—	—	(188.4)
Income (loss) before equity in earnings of subsidiaries	—	(120.7)	424.8	17.1	—	—	321.2
Equity in earnings of subsidiaries	321.2	441.9	—	—	—	(763.1)	—
Net income	$321.2	$321.2	$424.8	$17.1	$—	$(763.1)	$321.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statement of Operations
Nine Months Ended September30, 2015 (1)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$9,063.3	$507.0	$—	$—	$9,570.3
Cost of sales	—	—	7,574.6	437.5	—	—	8,012.1
Gross profit	—	—	1,488.7	69.5	—	—	1,558.2
Selling and administrative expenses	—	81.5	753.1	52.9	—	—	887.5
Advertising expense	—	—	105.4	3.2	—	—	108.6
Income (loss) from operations	—	(81.5)	630.2	13.4	—	—	562.1
Interest (expense) income, net	—	(120.7)	0.9	(1.3)	—	—	(121.1)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Gain on remeasurement of equity investment	—	—	—	98.1	—	—	98.1
Other income (expense), net	—	(10.9)	1.4	—	—	—	(9.5)
Income (loss) before income taxes	—	(237.4)	632.5	110.2	—	—	505.3
Income tax benefit (expense)	—	89.1	(237.5)	(43.1)	—	—	(191.5)
Income (loss) before equity in earnings of subsidiaries	—	(148.3)	395.0	67.1	—	—	313.8
Equity in earnings of subsidiaries	313.8	462.1	—	—	—	(775.9)	—
Net income	$313.8	$313.8	$395.0	$67.1	$—	$(775.9)	$313.8
(1)    Certain amounts have been reclassified to conform to the current period presentation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$114.0	$114.0	$160.6	$(5.2)	$—	$(269.4)	$114.0

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$128.5	$128.5	$142.0	$38.2	$—	$(308.7)	$128.5

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$266.5	$266.5	$424.8	$(37.6)	$—	$(653.7)	$266.5

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$285.1	$285.1	$395.0	$38.4	$—	$(718.5)	$285.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(91.9)	$495.7	$62.8	$—	$32.7	$499.3
Cash flows from investing activities:
Capital expenditures	—	(35.4)	(3.2)	(2.8)	—	—	(41.4)
Premium payments on interest rate cap agreements	—	(2.1)	—	—	—	—	(2.1)
Net cash used in investing activities	—	(37.5)	(3.2)	(2.8)	—	—	(43.5)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	329.7	—	2.4	—	—	332.1
Repayments of borrowings under revolving credit facility	—	(329.7)	—	(2.4)	—	—	(332.1)
Repayments of long-term debt	—	(11.4)	—	(5.6)	—	—	(17.0)
Proceeds from the issuance of long-term debt	—	1,483.0	—	—	—	—	1,483.0
Payments to extinguish long-term debt	—	(1,490.4)	—	—	—	—	(1,490.4)
Net change in other long-term obligation	—	—	15.7	—	—	—	15.7
Payments of debt financing costs	—	(4.5)	—	(1.4)	—	—	(5.9)
Net change in accounts payable-inventory financing	—	1.4	41.0	(3.2)	—	—	39.2
Proceeds from stock option exercises	—	6.0	—	—	—	—	6.0
Proceeds from Coworker Stock Purchase Plan	—	6.9	—	—	—	—	6.9
Repurchases of common stock	(355.0)	—	—	—	—	—	(355.0)
Dividends	(53.1)	—	—	—	—	—	(53.1)
Principal payments under capital lease obligations	—	—	0.8	(1.1)	—	—	(0.3)
Repayment of intercompany loan	—	—	40.4	(40.4)	—	—	—
Distributions and advances from (to) affiliates	408.1	195.6	(590.4)	—	—	(13.3)	—
Net cash (used in) provided by financing activities	—	186.6	(492.5)	(51.7)	—	(13.3)	(370.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.2)	—	—	(4.2)
Net increase in cash and cash equivalents	—	57.2	—	4.1	—	19.4	80.7
Cash and cash equivalents—beginning of period	—	45.1	—	31.9	—	(39.4)	37.6
Cash and cash equivalents—end of period	$—	$102.3	$—	$36.0	$—	$(20.0)	$118.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(36.2)	$331.7	$47.1	$—	$(47.7)	$294.9
Cash flows from investing activities:
Capital expenditures	—	(35.2)	(7.4)	(1.3)	—	—	(43.9)
Premium payments on interest rate cap agreements	—	(0.5)	—	—	—	—	(0.5)
Acquisition of business, net of cash acquired	—	—	—	(263.8)	—	—	$(263.8)
Net cash used in investing activities	—	(35.7)	(7.4)	(265.1)	—	—	(308.2)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	105.0	—	—	—	—	$105.0
Repayments of borrowings under revolving credit facility	—	(105.0)	—	—	—	—	$(105.0)
Repayments of long-term debt	—	(11.6)	—	(14.5)	—	—	(26.1)
Proceeds from issuance of long-term debt	—	525.0	—	—	—	—	525.0
Payments to extinguish long-term debt	—	(525.3)	—	—	—	—	(525.3)
Payment of debt financing costs	—	(6.8)	—	—	—	—	(6.8)
Net change in accounts payable - inventory financing	—	—	22.6	—	—	—	22.6
Proceeds from stock option exercises	—	1.7	—	—	—	—	1.7
Excess tax benefits from equity-based compensation	—	0.4	—	—	—	—	0.4
Proceeds from Coworker Stock Purchase Plan	—	6.5	—	—	—	—	6.5
Repurchases of common stock	(193.3)	—	—	—	—	—	(193.3)
Dividends	(34.6)	—	—	—	—	—	(34.6)
Distributions and advances from (to) affiliates	227.9	(218.3)	(346.9)	263.6	—	73.7	—
Net cash (used in) provided by financing activities	—	(228.4)	(324.3)	249.1	—	73.7	(229.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.8)	—	—	(3.8)
Net (decrease) increase in cash and cash equivalents	—	(300.3)	—	27.3	—	26.0	(247.0)
Cash and cash equivalents—beginning of period	—	346.4	—	24.6	—	(26.5)	344.5
Cash and cash equivalents—end of period	$—	$46.1	$—	$51.9	$—	$(0.5)	$97.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	Subsequent Events

On November 2, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.16 per common share to be paid on December 12, 2016 to all stockholders of record as of the close of business on November 25, 2016. Future dividends will be subject to Board of Directors approval.

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
On August 1, 2015, we completed the acquisition of Kelway TopCo Limited (“Kelway”) by purchasing the remaining 65% of its outstanding common stock, which increased our ownership interest from 35% to 100%, and provided us control. On April 4, 2016, Kelway was rebranded CDW UK. Throughout this report, the term “CDW UK” refers to Kelway. CDW UK is a UK-based IT solutions provider which has global supply chain relationships that enable it to conduct business in more than 80 countries. This investment strengthens our ability to provide a more comprehensive solution to our customers and enhances our ability to serve our existing multi-national customers. We included the financial results of CDW UK in our Consolidated Financial Statements from the date of acquisition. For additional information relating to the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements.
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

•
Our Public segment sales are impacted by government spending policies, budget priorities and revenue levels. An adverse change in any of these factors could cause our Public segment customers to reduce their purchases or to terminate or not renew contracts with us, which could adversely affect our business, results of operations or cash flows. Meeting public safety needs continues to drive our sales growth from our state and local customers and we continue to benefit from the strategic changes made to better align with federal government purchasing programs for our federal customers. Sales growth in our education sales channel continues to be benefited by the implementation of projects related to the U.S. Federal Communications Commission E-Rate program and schools developing digital testing and curriculum programs. Although the Healthcare industry continues to experience consolidation, some customers that have moved through the merger process began to implement projects that had been on hold previously.

•
An important factor affecting our ability to generate sales and achieve our targeted operating results is the impact of general economic conditions on our customers’ willingness to spend on information technology. Global economic signals in 2016 continue to be mixed and the ongoing impact of economic uncertainty continued to cause many customers in our Medium/Large sales channel to put longer tail projects on hold and to extend decision cycles. Also, there continues to be substantial uncertainty regarding the impact of the Referendum on the United Kingdom’s (“UK”) Membership of the European Union (“EU”) (referred to as “Brexit”), advising for the exit of the UK from the EU. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. In addition, uncertainties related to potential changes in tax and regulatory policy, potential interest rate increases, weakening consumer and business confidence or increased unemployment could result in reduced or deferred spending on information technology products and services by our customers and result in increased competitive pricing pressures. We continue to closely monitor macroeconomic conditions and adjust our operational plans, including hiring plans, appropriately.

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
Non-GAAP net income, EBITDA, Adjusted EBITDA and free cash flow are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
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
The results of certain of our key business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions)	2016	2015
Net sales	$3,708.2	$3,501.1
Gross profit	614.3	567.2
Income from operations	237.5	204.6
Net income	125.9	150.9
Non-GAAP net income	160.3	143.2
Adjusted EBITDA	310.4	282.1
Average daily sales	57.9	54.7
Net debt (defined as total debt minus cash and cash equivalents) (1)	3,123.1	3,170.3
Cash conversion cycle (in days) (2)	18	18

(1)
As a result of the adoption of Accounting Standards Update (ASU) 2015-15, which allows companies to present deferred financing costs for line-of-credit arrangements as an asset, we retrospectively adjusted the deferred financing costs and long-term debt liability presented in the September 30, 2015 Consolidated Balance Sheet to align it to the current period presentation.

(2)
Cash conversion cycle is defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average.

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Results of operations, in dollars and as a percentage of Net sales, for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,
	2016		2015
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,708.2	100.0%	$3,501.1	100.0%
Cost of sales	3,093.9	83.4	2,933.9	83.8
Gross profit	614.3	16.6	567.2	16.2
Selling and administrative expenses	334.9	9.0	321.4	9.2
Advertising expense	41.9	1.1	41.2	1.2
Income from operations	237.5	6.4	204.6	5.8
Interest expense, net	(37.6)	(1.0)	(38.5)	(1.1)
Net loss on extinguishments of long-term debt	(2.1)	(0.1)	—	—
Gain on remeasurement of equity investment	—	—	98.1	2.8
Other income, net	0.4	—	(18.0)	(0.5)
Income before income taxes	198.2	5.3	246.2	7.0
Income tax expense	(72.3)	(1.9)	(95.3)	(2.7)
Net income	$125.9	3.4%	$150.9	4.3%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,
	2016		2015
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)	Average Daily Sales Percent Change(2)
Corporate:
Medium / Large	$1,463.5	39.5%	$1,490.6	42.6%	$(27.1)	(1.8)%	(1.8)%
Small Business	285.4	7.7	274.1	7.8	11.2	4.1	4.1
Total Corporate	1,748.9	47.2	1,764.7	50.4	(15.8)	(0.9)	(0.9)

Public:
Government	537.5	14.5	493.9	14.1	43.7	8.8	8.8
Education	671.4	18.1	583.3	16.7	88.1	15.1	15.1
Healthcare	431.7	11.6	406.7	11.6	24.9	6.1	6.1
Total Public	1,640.6	44.2	1,483.9	42.4	156.7	10.6	10.6

Other	318.7	8.6	252.5	7.2	66.2	26.2	26.2

Total net sales	$3,708.2	100.0%	$3,501.1	100.0%	$207.1	5.9%	5.9%

(1)
Effective January 1, 2016, CDW Advanced Services is included in our Corporate and Public segments and Other is comprised of CDW Canada and CDW UK. Prior periods have been reclassified to conform to the current period presentation.

(2)	There were 64 selling days for both the three months ended September 30, 2016 and 2015.
Total Net sales for the three months ended September 30, 2016 increased $207 million, or 5.9%, to $3,708 million, compared to $3,501 million for the three months ended September 30, 2015. Net sales on a constant currency basis, which excludes the impact of currency translation, for the three months ended September 30, 2016 increased $227 million, or 6.5%, to $3,708 million, compared to $3,481 million for the three months ended September 30, 2015. See “Non-GAAP Financial Measure Reconciliations” below for additional information. Additionally, net sales for the three months ended September 30, 2016 and 2015 reflects the impact of consolidating three and two months of CDW UK, respectively.
Corporate segment net sales for the three months ended September 30, 2016 decreased $16 million, or 0.9%, compared to the three months ended September 30, 2015. This slight decrease was due to a decline in solutions-related products, partially offset by growth in transactional products with both medium/large and small business customers. Within our Corporate segment, net sales to medium/large customers decreased $27 million, or 1.8%, between periods, primarily due to a decline in solutions-related products as the ongoing impact of economic uncertainty continued to cause many customers to put longer tail projects on hold and to extend decision cycles. The decline in net sales to medium/large customers was partially offset by growth in transactional products. Net sales to small business customers increased by $11 million, or 4.1%, between periods, driven by growth in notebooks/mobile devices.
Public segment net sales for the three months ended September 30, 2016 increased $157 million, or 10.6%, compared to the three months ended September 30, 2015, with relatively balanced growth between solutions and transactional products. The increase was a result of growth in all three of our sales channels within the Public segment. Net sales to our state and local customers experienced strong growth as a continued focus on public safety and the addition of new contracts drove strong results. Net sales to federal government customers grew modestly compared to the prior year's strong results. Although we continued to benefit from the strategic changes made to better align with federal government purchasing programs for our federal customers, delivery of several larger transactional orders, including notebooks, will occur in the fourth quarter. Net sales to education customers increased $88 million, or 15.1%, between periods, driven by strong growth from our K-12 customers and mid-single digit growth from our higher education customers. Growth from our K-12 customers was led by transactional products, particularly notebooks/mobile devices, as a result of schools continuing to develop digital testing and curriculum programs, which was partially offset by a decrease in netcomm products reflecting a delay in funds related to projects for the U.S. Federal Communications Commission E-Rate program. Sales to our higher education customers grew mid-single digits as we continued to see the benefit from programs directed at select institutions by optimizing opportunities with available budgets as solution-related products grew faster than transactional products. Net sales to healthcare customers increased 6.1% between periods primarily driven by software as some customers began to implement projects that had been on hold due to consolidation activity within the healthcare industry.
Net sales in Other for the three months ended September 30, 2016 increased $66 million, or 26.2%, compared to the three months ended September 30, 2015. Other is comprised of CDW Canada and CDW UK. The increase in net sales was driven by the impact of consolidating three months of CDW UK net sales in the current period compared to only two months of CDW UK net sales in the prior period. Additionally, CDW Canada experienced a mid-single digit increase in net sales and reflected minimal impact from foreign currency translation for the current period. CDW UK net sales were unfavorably impacted by foreign currency translation.
Gross profit
Gross profit increased $47 million, or 8.3%, to $614 million for the three months ended September 30, 2016, compared to $567 million for the three months ended September 30, 2015. As a percentage of Net sales, Gross profit increased 40 basis points to 16.6% for the three months ended September 30, 2016, up from 16.2% for the three months ended September 30, 2015.
Our continuing mix into net service contract revenue, including items such as third-party services, warranties, software assurance and Software as a Service (“SaaS”), contributed a positive impact of 30 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales, resulting in net sales being equal to the gross profit on the transaction. We experienced a favorable impact of 30 basis points from vendor partner funding, which includes purchase discounts, volume rebates and cooperative advertising, and 10 basis points from the inclusion of CDW UK, which has a higher mix of services. These increases were partially offset by 30 basis points of unfavorable product price/mix changes.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $14 million, or 4.2%, to $335 million for the three months ended September 30, 2016, compared to $321 million for the three months ended September 30, 2015. As a percentage of total Net sales, Selling and administrative expenses decreased 20 basis points to 9.0% in the third quarter of 2016, down from 9.2% in the third quarter of 2015. Sales payroll costs increased $12 million, or 8.3%, between quarters, primarily due to incremental coworkers hired since the third quarter of 2015, higher costs consistent with increased Net sales and Gross profit and the inclusion of CDW UK coworker costs. Total coworker count was 8,565, up 296 from 8,269 at September 30, 2015. Total coworker count was 8,465 at December 31, 2015. Non-cash equity-based compensation expense increased $2 million, or 28.5%, during the three months ended September 30, 2016, compared to the prior year period, primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2016 and equity awards granted in connection with our acquisition of CDW UK.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,
	2016		2015
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(1)
Corporate(2)	$138.0	7.9%	$124.0	7.0%	11.3%
Public(2)	120.0	7.3	104.2	7.0	15.2
Other(3)(4)	10.0	3.1	5.0	2.0	98.9
Headquarters(5)	(30.5)	nm*	(28.6)	nm*	6.7
Total income from operations	$237.5	6.4%	$204.6	5.8%	16.1%
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

Income from operations was $238 million for the three months ended September 30, 2016, an increase of $33 million, or 16.1%, compared to $205 million for the three months ended September 30, 2015. Total operating margin percentage increased 60 basis points to 6.4% for the three months ended September 30, 2016, from 5.8% for the three months ended September 30, 2015. Operating margin percentage was positively impacted by increased gross profit driven by a higher mix of net service contract revenue, as well as higher volume rebates. Partially offsetting the increase in operating margin percentage was an increase in Selling and administrative expenses as a percentage of Net sales driven by incremental coworkers hired since the third quarter of 2015, higher costs consistent with increased Net sales and Gross profit and the inclusion of CDW UK coworker costs.
Corporate segment income from operations was $138 million for the three months ended September 30, 2016, an increase of $14 million, or 11.3%, compared to $124 million for the three months ended September 30, 2015. Corporate segment operating margin percentage increased 90 basis points to 7.9% for the three months ended September 30, 2016, from 7.0% for the three months ended September 30, 2015. This increase was primarily due to an increase in gross profit driven by a higher mix of net service contract revenue, as well as higher volume rebates, partially offset by an increase in selling and administrative expenses as a percentage of Net sales, due to higher sales payroll costs.
Public segment income from operations was $120 million for the three months ended September 30, 2016, an increase of $16 million, or 15.2%, compared to $104 million for the three months ended September 30, 2015. Public segment operating margin percentage was 7.3% and 7.0% for the three months ended September 30, 2016 and 2015, respectively. The 30 basis point increase in operating margin percentage was driven by a higher mix of net service contract revenue and higher volume rebates, partially offset by unfavorable product price/mix changes.
Other income from operations was $10 million for the three months ended September 30, 2016, an increase of $5 million, or 98.9%, compared to $5 million for the three months ended September 30, 2015. This was primarily due to the inclusion of CDW UK income from operations. Other operating margin percentage increased 110 basis points to 3.1% for the three months ended September 30, 2016, from 2.0% for the three months ended September 30, 2015. This increase was primarily due to higher gross profit, partially offset by an increase in selling and administrative expenses as a percentage of Net sales, driven by higher intangibles amortization expense from our acquisition of CDW UK.

Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During the three months ended September 30, 2016, there was a $2.1 million net loss on extinguishment of long-term debt, which represents the write-off of unamortized deferred financing costs and unamortized discount related to the Prior Term Loan Facility. There was no net loss on extinguishment of long-term debt for the same period of 2015.

Income tax expense
Income tax expense was $72 million for the three months ended September 30, 2016, compared to $95 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 36.5% for the three months ended September 30, 2016, compared to 38.7% for the same period of the prior year and differed in both periods from the US federal statutory rate primarily due to state and local income taxes. Additionally, during the three months ended September 30, 2016, we recorded a $1.2 million tax benefit upon the adoption of the Financial Accounting Standards Board's (the "FASB") Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, along with a $1.5 million deferred tax benefit as a result of a change in tax law that reduces the UK tax rate in a future period. For the same period of the prior year, we accrued $3.3 million of withholding tax on the unremitted earnings of our Canadian business as a result of no longer asserting these earnings are indefinitely reinvested.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated net sales growth on a constant currency basis for the three months ended September 30, 2016 and 2015 below.
Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses, and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Consolidated net sales growth on a constant currency basis is defined as consolidated net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
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
Non-GAAP net income
Non-GAAP net income was $160 million for the three months ended September 30, 2016, an increase of $17 million, or 11.9%, compared to $143 million for the three months ended September 30, 2015.

	Three Months Ended September 30,
(in millions)	2016	2015
Net income	$125.9	$150.9
Amortization of intangibles(1)	46.5	45.6
Non-cash equity-based compensation	10.0	7.8
Net loss on extinguishments of long-term debt	2.1	—
Non-cash equity-based compensation related to equity investment(2)	—	20.0
Acquisition and integration expenses(3)	2.4	7.0
Gain on remeasurement of equity investment(4)	—	(98.1)
Other adjustments(5)	(3.3)	0.9
Aggregate adjustment for income taxes(6)	(23.3)	9.1
Non-GAAP net income(7)	$160.3	$143.2

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to our acquisition.

(3)	Comprises expenses related to CDW UK.

(4)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(5)
Primarily includes our share of settlement payments received from the Dynamic Random Access Memory class action lawsuits during the three months ended September 30, 2016. Also includes expenses related to the consolidation of office locations north of Chicago during the three months ended September 30, 2016 and 2015.

(6)
For the three months ended September 30, 2016, the aggregate adjustment for income taxes is based on applying a statutory effective tax rate of 36.0% to the amount of pre-tax adjustments. In addition, the aggregate adjustment for income taxes includes $2.7 million of discrete tax benefits recorded in the quarter: $1.5 million related to the adjustment to the deferred tax liability for the acquired intangibles due to a future tax rate reduction in the UK, and $1.2 million for the stock compensation tax benefit related to the adoption of ASU 2016-09. For the three months ended September 30, 2015, the adjustment was based on a statutory effective tax rate of 38.0% (39.0% prior to the CDW UK acquisition), except for the non-cash equity-based compensation from our equity investment and the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK, which were tax effected at a rate of 35.4%. Includes additional tax expense during the three months ended September 30, 2015 of $3.3 million as a result of recording withholding tax on the unremitted earnings of the Company's Canadian subsidiary.

(7)	Includes the impact of consolidating two months of CDW UK's financial results for the three months ended September 30, 2015.
Adjusted EBITDA
Adjusted EBITDA was $310 million for the three months ended September 30, 2016, an increase of $28 million, or 10.0%, compared to $282 million for the three months ended September 30, 2015. As a percentage of Net sales, Adjusted EBITDA was 8.4% for the three months ended September 30, 2016 compared to 8.1% for the three months ended September 30, 2015.

	Three Months Ended September 30,
(in millions)	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Net income	$125.9		$150.9
Depreciation and amortization	63.1		59.9
Income tax expense	72.3		95.3
Interest expense, net	37.6		38.5
EBITDA	298.9	8.1%	344.6	9.8%

Adjustments:
Non-cash equity-based compensation	10.0		7.8
Net loss on extinguishments of long-term debt	2.1		—
(Income) loss from equity investments(1)	(0.2)		18.8
Acquisition and integration expenses(2)	2.4		7.0
Gain on remeasurement of equity investment(3)	—		(98.1)
Other adjustments(4)	(2.8)		2.0
Total adjustments	11.5		(62.5)
Adjusted EBITDA(5)	$310.4	8.4%	$282.1	8.1%

(1)
Represents our share of net income/loss from our equity investments. Our 35% share of CDW UK's net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the acquisition.

(2)	Comprises expenses related to CDW UK.

(3)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(4)
Primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits during the three months ended September 30, 2016, and the favorable resolution of a local sales tax matter during the three months ended September 30, 2016. Also includes expenses related to the consolidation of office locations north of Chicago and historical retention costs during the three months ended September 30, 2016 and 2015.

(5)	Includes the impact of consolidating two months of CDW UK's financial results for the three months ended September 30, 2015.

Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $207 million, or 5.9%, to $3,708 million for the three months ended September 30, 2016, compared to $3,501 million for the three months ended September 30, 2015. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $227 million, or 6.5%, to $3,708 million for the three months ended September 30, 2016, compared to $3,481 million for the three months ended September 30, 2015.

	Three Months Ended September 30,
(in millions)	2016	2015	% Change	Average Daily % Change(1)
Consolidated Net sales, as reported	$3,708.2	$3,501.1	5.9%	5.9%
Foreign currency translation(2)	—	(20.4)
Consolidated Net sales, on a constant currency basis	$3,708.2	$3,480.7	6.5%	6.5%

(1)	There were 64 selling days for both the three months ended September 30, 2016 and 2015.

(2)	Represents the effect of translating the prior year results of CDW Canada and the two months of CDW UK's results at the average exchange rates applicable in the current year.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Results of operations, in dollars and as a percentage of Net sales, for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$10,489.5	100.0%	$9,570.3	100.0%
Cost of sales	8,740.2	83.3	8,012.1	83.7
Gross profit	1,749.3	16.7	1,558.2	16.3
Selling and administrative expenses	1,009.0	9.6	887.5	9.3
Advertising expense	118.3	1.1	108.6	1.1
Income from operations	622.0	5.9	562.1	5.9
Interest expense, net	(112.6)	(1.1)	(121.1)	(1.3)
Net loss on extinguishments of long-term debt	(2.1)	—	(24.3)	(0.3)
Gain on remeasurement of equity investment	—	—	98.1	1.0
Other income (expense), net	2.3	—	(9.5)	(0.1)
Income before income taxes	509.6	4.9	505.3	5.3
Income tax expense	(188.4)	(1.8)	(191.5)	(2.0)
Net income	$321.2	3.1%	$313.8	3.3%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016		2015
(in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)	Average Daily Sales Percent Change(2)
Corporate:
Medium / Large	$4,363.1	41.6%	$4,353.7	45.5%	$9.4	0.2%	(0.3)%
Small Business	857.2	8.2	819.9	8.6	37.3	4.5	4.0
Total Corporate	5,220.3	49.8	5,173.6	54.1	46.7	0.9	0.4

Public:
Government	1,334.1	12.7	1,178.9	12.3	155.1	13.2	12.6
Education	1,652.4	15.8	1,477.6	15.4	174.9	11.8	11.3
Healthcare	1,270.6	12.1	1,233.2	12.9	37.4	3.0	2.5
Total Public	4,257.1	40.6	3,889.7	40.6	367.4	9.4	8.9

Other	1,012.1	9.6	507.0	5.3	505.1	99.6	98.6

Total net sales	$10,489.5	100.0%	$9,570.3	100.0%	$919.2	9.6%	9.0%

(1)
Effective January 1, 2016, CDW Advanced Services is included in our Corporate and Public segments and Other is comprised of CDW Canada and CDW UK. Prior periods have been reclassified to conform to the current period presentation.

(2)	There were 192 and 191 selling days for the nine months ended September 30, 2016 and 2015, respectively.
Total net sales for the nine months ended September 30, 2016 increased $919 million, or 9.6%, to $10,489 million, compared to $9,570 million for the nine months ended September 30, 2015. On an average daily sales basis, total net sales increased 9.0%. Net sales on a constant currency basis, which excludes the impact of currency translation, for the nine months ended September 30, 2016 increased $957 million, or 10.0%, to $10,489 million, compared to $9,532 million for the nine months ended September 30, 2015. See “Non-GAAP Financial Measure Reconciliations” below for additional information. Additionally, net sales for the nine months ended September 30, 2016 and 2015 reflects the impact of consolidating nine and two months of CDW UK, respectively.
Corporate segment net sales for the nine months ended September 30, 2016 increased $47 million, or 0.9%, compared to the nine months ended September 30, 2015. On an average daily sales basis, Corporate segment net sales were up slightly at 0.4%, as growth in transactional products was offset by a decline in solutions-related products. Within our Corporate segment, net sales to medium/large customers increased $9 million, or 0.2%, between periods, driven by growth in notebooks/mobile device products. This growth was partially offset by declines in solution-focused products, including netcomm products and server-related products such as memory, due to ongoing impact of economic uncertainty which continued to cause many customers to put longer tail projects on hold and to extend decision cycles. Net sales to small business customers increased by $37 million, or 4.5%, between periods, driven by growth in notebooks/mobile devices.
Public segment net sales for the nine months ended September 30, 2016 increased $367 million, or 9.4% between periods, driven by growth in our transactional and solution-based products. On an average daily sales basis, Public segment net sales increased 8.9%. Net sales to government customers increased $155 million, or 13.2%, between periods. Net sales in our state and local customer channel experienced strong growth as a continued focus on public safety and the addition of new contracts drove strong results. Net sales to federal government customers grew modestly compared to the prior year's strong results, as growth in software products was partially offset by declines in notebooks/mobile devices and storage-related products. Although we continued to benefit from the strategic changes made to better align with federal government purchasing programs for our federal customers, delivery of several larger transactional orders, including notebooks, will occur in the fourth quarter. Net sales to education customers increased $175 million, or 11.8%, between periods, driven by growth in both our K-12 and higher education customer channels.

Growth in our K-12 customer channel was led by increases in notebooks/mobile devices, as a result of the implementation of projects related to the U.S. Federal Communications Commission E-Rate program and schools developing digital testing and curriculum programs. Additionally, we continued to see the benefit from programs pointed at select institutions in our higher education channel. Net sales to healthcare customers increased $37 million, or 3.0%, between periods, as some customers began to implement projects that had been on hold due to consolidation activity in the healthcare industry.
Net sales in Other for the nine months ended September 30, 2016 increased $505 million, or 99.6%, compared to the nine months ended September 30, 2015. Other is comprised of CDW Canada and CDW UK. This increase was driven by the impact of consolidating nine months of CDW UK net sales. Net sales of CDW Canada were relatively flat for the nine months ended September 30, 2016, which was impacted by unfavorable foreign currency translation. CDW UK net sales were unfavorably impacted by foreign currency translation.
Gross profit
Gross profit increased $191 million, or 12.3%, to $1,749 million for the nine months ended September 30, 2016, compared to $1,558 million for the nine months ended September 30, 2015. As a percentage of total net sales, gross profit increased 40 basis points to 16.7% for the nine months ended September 30, 2016, up from 16.3% for the nine months ended September 30, 2015.
Our continuing mix into net service contract revenue, including items such as third-party services, warranties, software assurance and SaaS, contributed a positive impact of 30 basis points to gross profit margin as our cost paid to the vendor or third-party service provider is recorded as a reduction to net sales, resulting in net sales being equal to the gross profit on the transaction. We experienced a favorable impact of 40 basis points from vendor partner funding. Vendor partner funding includes purchase discounts, volume rebates and cooperative advertising. These increases were partially offset by 30 basis points of unfavorable product price/mix changes.
The gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $121 million, or 13.7%, to $1,009 million for the nine months ended September 30, 2016, compared to $888 million for the nine months ended September 30, 2015. As a percentage of total net sales, selling and administrative expenses increased 30 basis points to 9.6% in the nine months ended September 30, 2016, up from 9.3% in the comparable prior year period. Sales payroll costs increased $68 million, or 16.6%, between years, primarily due to incremental coworkers hired since the third quarter of 2015, higher costs consistent with increased Net sales and Gross profit and the inclusion of CDW UK coworker costs. Total coworker count was 8,565, up 296 from 8,269 at September 30, 2015. Total coworker count was 8,465 at December 31, 2015. Amortization expense related to intangibles increased $15 million, or 11.9%, during the nine months ended September 30, 2016 compared to the prior year period primarily due to incremental amortization expense related to the intangible assets arising from our acquisition of CDW UK. Non-cash equity-based compensation expense increased $8 million, or 40.6%, during the nine months ended September 30, 2016 compared to the prior year period primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2016 and equity awards granted in connection with our acquisition of CDW UK.

Income from operations
Income from operations by segment, in dollars and as a percentage of net sales, and the year-over-year percentage change in income from operations for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30,
	2016		2015
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income (Loss) from Operations
Segments: (1)
Corporate(2)	$391.4	7.5%	381.5	7.4%	2.6%
Public(2)	287.0	6.7	250.6	6.4	14.5
Other(3)(4)	27.4	2.7	14.2	2.8	93.1
Headquarters (5)	(83.8)	nm*	(84.2)	nm*	(0.4)
Total income from operations	$622.0	5.9%	562.1	5.9%	10.6%
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

Income from operations was $622 million for the nine months ended September 30, 2016, an increase of $60 million, or 10.6%, compared to $562 million for the nine months ended September 30, 2015. Total operating margin percentage remained flat at 5.9% for the nine months ended September 30, 2016 and 2015.
Corporate segment income from operations was $391 million for the nine months ended September 30, 2016, an increase of $10 million, or 2.6%, compared to $382 million for the nine months ended September 30, 2015. Corporate segment operating margin percentage increased 10 basis points to 7.5% for the nine months ended September 30, 2016, from 7.4% for the nine months ended September 30, 2015. This increase was primarily due to an increase in gross profit driven by a higher mix of net service contract revenue, as well as higher volume rebates, partially offset by an increase in selling and administrative expenses as a percentage of Net sales, due to higher sales payroll costs.
Public segment income from operations was $287 million for the nine months ended September 30, 2016, an increase of $36 million, or 14.5%, compared to $251 million for the nine months ended September 30, 2015. Public segment operating margin percentage increased 30 basis points to 6.7% for the nine months ended September 30, 2016, from 6.4% for the nine months ended September 30, 2015. This increase was primarily driven by a higher mix of net service contract revenue and higher volume rebates, partially offset by unfavorable product price/mix changes.
Other income from operations was $27 million for the nine months ended September 30, 2016, an increase of $13 million, or 93.1%, compared to $14 million for the nine months ended September 30, 2015. This increase was primarily due to the inclusion of CDW UK income from operations. Other operating margin percentage decreased 10 basis points to 2.7% for the nine months ended September 30, 2016, from 2.8% for the nine months ended September 30, 2015. This decrease was primarily due to an increase in selling and administrative expenses as a percentage of Net sales, driven by higher intangibles amortization expense from our acquisition of CDW UK.

Interest expense, net
At September 30, 2016, our outstanding debt totaled $3,241 million compared to $3,268 million at September 30, 2015. Net interest expense for the nine months ended September 30, 2016 was $113 million, a decrease of $8 million compared to $121 million for the nine months ended September 30, 2015. This decrease was primarily due to lower effective interest rates as of September 30, 2016 compared to September 30, 2015 as a result of redemptions and refinancing activities completed during 2015.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During the nine months ended September 30, 2016, there was a $2.1 million net loss on extinguishment of long-term debt, compared to $24.3 million recorded for the same period of 2015. Net loss on extinguishments of long-term debt for the nine months ended September 30, 2016 and 2015 was as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Amount Extinguished	Loss Recognized
August 2016	Senior Secured Term Loan Facility	$1,490.4	$(2.1)
Total Loss Recognized			$(2.1)

March 2015	2019 Senior Notes	$503.9	$(24.3)	(1)
Total Loss Recognized			$(24.3)

(1)
We repaid all of the remaining aggregate principal amount outstanding. The loss recognized represents the difference between the aggregate principal amount and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs and premium.

Income tax expense
Income tax expense was $188 million for the nine months ended September 30, 2016, compared to $191 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 37.0% for the nine months ended September 30, 2016, compared to 37.9% for the same period of the prior year and differed in both periods from the US federal statutory rate primarily due to state and local income taxes. Additionally, during the nine months ended September 30, 2016 we recorded a $1.2 million tax benefit upon the adoption of ASU 2016-09, Compensation - Stock Compensation, along with a $1.5 million deferred tax benefit as a result of a change in tax law that reduces the UK tax rate in a future period. For the same period of the prior year, we accrued $3.3 million of withholding tax on the unremitted earnings of our Canadian business as a result of no longer asserting these earnings are indefinitely reinvested.

Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated net sales growth on a constant currency basis for the nine months ended September 30, 2016 and 2015 below.
Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses, and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Consolidated net sales growth on a constant currency basis is defined as consolidated net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
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
Non-GAAP net income
Non-GAAP net income was $429 million for the nine months ended September 30, 2016, an increase of $49 million, or 12.8%, compared to $380 million for the nine months ended September 30, 2015.

	Nine Months Ended September 30,
(in millions)	2016	2015
Net income	$321.2	$313.8
Amortization of intangibles(1)	141.0	126.1
Non-cash equity-based compensation	28.1	20.0
Non-cash equity-based compensation related to equity investment(2)	—	20.0
Net loss on extinguishments of long-term debt	2.1	24.3
Acquisition and integration expenses(3)	6.2	8.7
Gain on remeasurement of equity investment(4)	—	(98.1)
Other adjustments(5)	(6.0)	2.5
Aggregate adjustment for income taxes(6)	(64.0)	(37.5)
Non-GAAP net income(7)	$428.6	$379.8

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to our acquisition.

(3)	Comprises expenses related to CDW UK.

(4)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(5)
Primarily includes our share of settlement payments received from the Dynamic Random Access Memory class action lawsuits during the nine months ended September 30, 2016 and the favorable resolution of a local sales tax matter. Also includes expenses related to the consolidation of office locations north of Chicago during the nine months ended September 30, 2016 and 2015.

(6)
For the nine months ended September 30, 2016, the aggregate adjustment for income taxes is based on applying a statutory effective tax rate of 36.0% to the amount of pre-tax adjustments. In addition, the aggregate adjustment for income taxes includes $2.7 million of discrete tax benefits recorded in the quarter: $1.5 million related to the adjustment to the deferred tax liability for the acquired intangibles due to a future tax rate reduction in the UK, and $1.2 million for the stock compensation tax benefit related to the adoption of ASU 2016-09. For the nine months ended September 30, 2015, the adjustment was based on a statutory effective tax rate of 38.0% (39.0% prior to the CDW UK acquisition), except for the non-cash equity-based compensation from our equity investment and the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK, which were tax effected at a rate of 35.4%. Includes additional tax expense during the nine months ended September 30, 2015 of $3.3 million as a result of recording withholding tax on the unremitted earnings of our Canadian subsidiary.

(7)	Includes the impact of consolidating two months of CDW UK's financial results for the nine months ended September 30, 2015.
Adjusted EBITDA
Adjusted EBITDA was $844 million for the nine months ended September 30, 2016, an increase of $83 million, or 10.9%, compared to $761 million for the nine months ended September 30, 2015. As a percentage of Net sales, Adjusted EBITDA was 8.0% for both the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
(in millions)	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Net income	$321.2		$313.8
Depreciation and amortization	190.7		165.0
Income tax expense	188.4		191.5
Interest expense, net	112.6		121.1
EBITDA	812.9	7.8%	791.4	8.3%

Adjustments:
Non-cash equity-based compensation	28.1		20.0
Net loss on extinguishments of long-term debt	2.1		24.3
(Income) loss from equity investments(1)	(0.9)		10.3
Acquisition and integration expenses(2)	6.2		8.7
Gain on remeasurement of equity investment(3)	—		(98.1)
Other adjustments(4)	(4.8)		4.4
Total adjustments	30.7		(30.4)
Adjusted EBITDA(5)	$843.6	8.0%	$761.0	8.0%

(1)
Represents our share of net income/loss from our equity investments. Our 35% share of CDW UK's net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the acquisition.

(2)	Comprises expenses related to CDW UK.

(3)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(4)
Primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits during the nine months ended September 30, 2016, and the favorable resolution of a local sales tax matter during the nine months ended September 30, 2016. Also includes expenses related to the consolidation of office locations north of Chicago and historical retention costs during the nine months ended September 30, 2016 and 2015.

(5)	Includes the impact of consolidating two months of CDW UK's financial results for the nine months ended September 30, 2015.
Consolidated net sales growth on constant currency basis
Consolidated net sales increased $919 million, or 9.6%, to $10,489 million for the nine months ended September 30, 2016, compared to $9,570 million for the nine months ended September 30, 2015. Consolidated net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $957 million, or 10.0%, to $10,489 million for the nine months ended September 30, 2016, compared to $9,532 million for the nine months ended September 30, 2015.

	Nine Months Ended September 30,
(in millions)	2016	2015	% Change	Average Daily % Change(1)
Consolidated Net sales, as reported	$10,489.5	$9,570.3	9.6%	9.0%
Foreign currency translation(2)	—	(37.9)
Consolidated net sales, on a constant currency basis	$10,489.5	$9,532.4	10.0%	9.5%

(1)	There were 192 and 191 selling days for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Represents the effect of translating the prior year results of CDW Canada and the two months of CDW UK's results at the average exchange rates applicable in the current year.

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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. We also have $802 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($65 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available at least for the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Debt Refinancing Activity

On August 17, 2016, we entered into a new seven-year $1,490.4 million aggregate principal amount senior secured term loan facility ("Term Loan"). The Term Loan was issued at a price that was 99.50% of par, which resulted in a discount of $7.4 million. Fees of $4.5 million were capitalized as deferred financing costs and are being amortized over the seven-year term on a straight-line basis. The Term Loan replaced the prior senior secured term loan facility that had an outstanding aggregate principal amount of $1,490.4 million.

On August 1, 2016, we entered into a new five-year £56 million ($72 million as of September 30, 2016) aggregate principal amount term loan facility ("CDW UK Term Loan"). The CDW UK Term Loan replaced the prior senior secured term loan facility (the “Prior CDW UK Term Loan Facility”) that had an outstanding aggregate principal amount of £56 million. In connection with this refinancing, the Prior CDW UK Term Loan Facility was amended to include both the CDW UK Term Loan and a £50 million revolving credit facility ("CDW UK Revolving Credit Facility"). The CDW UK Revolving Credit Facility replaced the prior £50 million revolving credit facility and expires on August 1, 2021.
For additional details regarding our debt and refinancing activities, refer to Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item I of this Form 10-Q and Note 8 (Long-Term Debt) to the Consolidated Financial Statements contained in the December 31, 2015 financial statements.

Share Repurchase Program

During the nine months ended September 30, 2016, we repurchased 8.4 million shares of our common stock for $355 million under the previously announced $500 million share repurchase program. On May 4, 2016, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. For more information on our share repurchase program, See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2016 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.1075	February 9, 2016	February 25, 2016	March 10, 2016
$0.1075	May 4, 2016	May 25, 2016	June 10, 2016
$0.1075	August 2, 2016	August 25, 2016	September 12, 2016

On November 2, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per common share. The dividend will be paid on December 12, 2016 to all stockholders of record as of the close of business on November 25, 2016.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$499.3	$294.9
Investing activities	(43.5)	(308.2)
Net change in accounts payable-inventory financing	39.2	22.6
Other financing activities	(410.1)	(252.5)
Financing activities	(370.9)	(229.9)

Effect of exchange rate changes on cash and cash equivalents	(4.2)	(3.8)
Net increase (decrease) in cash and cash equivalents	$80.7	$(247.0)
Operating Activities

	Nine Months Ended September 30,
(in millions)	2016	2015	Dollar Change
Net income	$321.2	$313.8	$7.4
Adjustments for the impact of non-cash items(1)	151.0	98.2	52.8
Net income adjusted for the impact of non-cash items(2)	472.2	412.0	60.2
Changes in assets and liabilities:			—
Accounts receivable(3)	(17.9)	(178.4)	160.5
Merchandise inventory	(64.6)	(54.8)	(9.8)
Accounts payable-trade(4)	141.5	226.0	(84.5)
Other (5)	(31.9)	(109.9)	78.0
Net cash provided by operating activities	$499.3	$294.9	$204.4

(1)	Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense, Income from equity method investment and Net loss on extinguishments of long-term debt.

(2)	The change is primarily due to stronger operating results driven by Net sales growth and the impact of consolidating nine months of CDW UK financial results in 2016, compared to two months in 2015.

(3)
The change was primarily due to an increase in collections during 2016 due to the higher accounts receivable balance as of December 31, 2015 driven by higher sales in our Public segment where customers generally take longer to pay than customers in our Corporate segment. In addition, the lower accounts receivable balances as of December 31, 2014, driven by early payments from certain customers, resulted in lower cash flows in the prior year period.

(4)	The change was primarily due to the timing of payments to vendors during the current period and longer payment terms with certain vendors.

(5)	The change was primarily due to an increase in Deferred revenue and Miscellaneous receivables.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2016	2015
Days of sales outstanding (DSO)(1)	49	45
Days of supply in inventory (DIO)(2)	13	13
Days of purchases outstanding (DPO)(3)	(44)	(40)
Cash conversion cycle	18	18

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

The cash conversion cycle remained flat at 18 days at September 30, 2016 and 2015. The increase in DSO was primarily due to higher net sales and receivables for third-party services such as software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition, DPO also increased due to the mix of payables with certain vendors that have longer payment terms.
Investing Activities
Net cash used in investing activities decreased by $265 million in the nine months ended September 30, 2016 compared to the same period of the prior year. The decrease in cash used is primarily due to the completion of our acquisition of CDW UK by purchasing the remaining 65% of its outstanding common stock on August 1, 2015. In addition, capital expenditures were $41 million and $44 million for the nine months ended September 30, 2016 and 2015, respectively, and primarily related to improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased by $141 million in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase was primarily driven by share repurchases during the nine months ended September 30, 2016, which resulted in an increase in cash used by financing activities of $162 million, partially offset by the changes in Accounts payable-inventory financing, which resulted in an increase in cash provided for financing activities of $17 million. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. In addition, an increase in dividends paid also contributed to the increase in cash used in financing activities. The increase in cash provided by Accounts payable-inventory financing was primarily driven by the increase in the accounts payable-inventory financing balance as of September 30, 2016, driven by a new vendor addition to our previously existing inventory financing agreement at December 31, 2015. For more information regarding our debt and refinancing activities, see Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Long-Term Debt and Financing Arrangements
As of September 30, 2016, we had total indebtedness of $3,241 million, of which $1,559 million was secured indebtedness. At September 30, 2016, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $680 million at September 30, 2016. The amount of restricted payment capacity for the CDW UK Term Loan was $120 million.
For additional details regarding our debt and refinancing activities, refer to Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item I of this Form 10-Q and Note 8 (Long-Term Debt) to the Consolidated Financial Statements contained in the December 31, 2015 financial statements.

Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For further details, see Note 4 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements included in Part I, Item I of this Form 10-Q.
Contractual Obligations
Except as disclosed under Note 5 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item I of this Form 10-Q, there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Weak economic conditions generally, sustained uncertainty about global economic conditions, government spending cuts and the impact of new government programs, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there continues to be substantial uncertainty regarding the impact of the Referendum on the United Kingdom’s (“UK”) Membership of the European Union (“EU”) (referred to as “Brexit”), advising for the exit of the UK from the EU. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the quarter ended September 30, 2016 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1) (in millions)
July 1 through July 31, 2016	—	$—	—	$785.5
August 1 through August 31, 2016	1.6	$44.85	1.6	$712.4
September 1 through September 30, 2016	1.3	$44.63	1.3	$654.3
Total	2.9		2.9

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

CDW CORPORATION

Date:	November 2, 2016	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description

10.1*,§	Amended and Restated CDW Corporation Coworker Stock Purchase Plan.

10.2
Amended and Restated Term Loan Agreement, dated as of August 17, 2016, by and among CDW LLC, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the joint lead arrangers, joint bookrunners, syndication agent and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on August 18, 2016 and incorporated herein by reference.

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