Form 10-K
period 2016-12-31
CDW Corp
filed 2017-03-01
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,441.6 million, based on the per share closing sale price of $40.08 on that date.
As of February 24, 2017, there were 159,367,089 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2016

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

PART I
Item 1. Business
Our Company
CDW Corporation (together with its subsidiaries, the “Company”, “CDW” or “we”) is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the United States (“US”), Canada, and the United Kingdom (“UK”). We help over 250,000 small, medium and large business, government, education and healthcare customers by delivering solutions to meet their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center, virtualization and digital workspace. We are technology “agnostic,” with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through over 5,500 customer-facing coworkers, including field sellers, highly-skilled technology specialists and advanced service delivery engineers.
We are a leading sales channel partner for many original equipment manufacturers (“OEMs”) and software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
We simplify the complexities of technology across design, selection, procurement, integration and management for our customers. Our goal is to have our customers, regardless of their size, view us as a trusted adviser and extension of their IT resources. We do not manufacture products. Our multi-brand offering approach enables us to identify the products or combination of products from our vendor partners that best address each customer’s specific IT requirements.
We operate in the United States, United Kingdom and Canadian IT markets, which are large and growing markets. Through our acquisition of CDW UK, we can provide IT solutions in more than 80 countries for customers with primary locations in the United States, Canada and the United Kingdom. According to the International Data Corporation (“IDC”), the total US, UK and Canadian IT market generated approximately $890 billion in sales in 2016. We believe our addressable markets in the US, UK and Canada represent more than $290 billion in annual sales. These are highly fragmented markets served by thousands of IT resellers and solutions providers. For the year ended December 31, 2016, we estimate that our total Net sales of $14 billion represented approximately 5% of our addressable markets. We believe that demand for IT will continue to outpace general economic growth in the markets we serve fueled by new technologies, including cloud, virtualization and mobility as well as growing end-user demand for security, efficiency and productivity.
Value Proposition
We are positioned in the middle of the IT ecosystem where we procure products from OEMs, software publishers, cloud providers and wholesale distributors and provide added value to our customers by helping them navigate through complex options and implement the best solution for their business. In this role, we believe we provide unique value to both our vendor partners and our customers.

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
We serve our customers through sales teams focused on customer end-markets that are supported by technical specialists and highly skilled service delivery engineers. Our market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions that meet our customer’s specific needs.
In our US business, which represents over 90% of our revenues, we currently have five dedicated customer channels: medium/large business, small business, government, education and healthcare, each of which generated over $1 billion in Net sales in 2016. Net sales to customers in Canada and the United Kingdom combined generated more than $1 billion in 2016. We believe this diversity of customer end-markets provide us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and continue to gain market share.
Information regarding our reportable segments and our customer channels is as follows:

	Corporate Segment		Public Segment
Customer Channels	Medium/Large Business	Small Business	Government	Education	Healthcare	Other
Target Customers	100 - 5,000 employees	20 - 100 employees	Various federal, state and local agencies	Higher education and K-12	Hospitals, ambulatory service providers and long-term care facilities	Canada and United Kingdom
2016 Net Sales (in billions)	$5.9	$1.1	$1.9	$2.0	$1.7	$1.4
For further information regarding our segments, including financial results, see Note 16 (Segment Information) to the accompanying Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Partners
We provide more than 100,000 products and services from more than 1,000 partners, including well-established companies such as Adobe, APC, Apple, Cisco, Dell, EMC, Hewlett Packard Enterprise, HP Inc., IBM, Intel, Lenovo, Microsoft, NetApp, Samsung, Symantec and VMware, as well as from emerging technology companies such as Bit9, Calabrio, CloudPhysics, Cradlepoint, Nasuni, Nimble Storage, Nutanix, Proofpoint, Snow, Splunk, Tegile, Tintri and Veeam. This broad portfolio of partners and technologies enables us to offer customers significant choice and meet customer demand for the products and solutions that best meet their needs. We believe our value proposition to vendor partners enables us to evolve our offering as new technologies emerge and new companies seek us as a channel partner.
In 2016, we generated over $1 billion of Net sales from each of four of our vendor partners and over $100 million of revenue from each of thirteen other vendor partners. In late 2015, we expanded our partnership with Dell and now provide their entire suite of products and services across all of our customer channels. We have received the highest level of certification from major vendor partners such as Cisco, Dell, EMC, Hewlett Packard Enterprise and Microsoft, which reflects the extensive product and solution knowledge and capabilities that we bring to our customers’ IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
Product Procurement
We may purchase all or only some of the products our vendor partners offer for resale to our customers or for inclusion in the solutions we offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as, purchase or sales rebates and cooperative advertising reimbursements. We also purchase software from major software publishers and cloud providers for resale to our customers or for inclusion in the solutions we offer. Our agreements allow the end-user customer to acquire cloud-based solutions software or licensed products and services.
In addition to purchasing products directly from our vendor partners, we purchase products from wholesale distributors for resale to our customers or for inclusion in the solutions we offer. These wholesale distributors provide logistics management and supply-chain services for us, as well as for our vendor partners.
For our US operations, we purchased approximately 50% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 50% from wholesale distributors for the year ended December 31, 2016. Purchases from our three largest wholesale distributors, Tech Data, SYNNEX and Ingram Micro, are each approximately 10% of total purchases.
Inventory Management
We operate two distribution centers in North America: a 450,000 square foot facility in Vernon Hills, Illinois, and a 513,000 square foot facility in North Las Vegas, Nevada. We also operate a 120,000 square foot distribution center in Rugby, Warwickshire, UK. We ship over 40 million units annually on an aggregate basis from our distribution centers.

We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements generally represent approximately 45% to 55% of total consolidated Net sales, of which approximately 20% to 30% relate to electronic delivery for software licenses.
We believe that the location of our distribution centers allows us efficiently ship products to our customers and provide timely access to our principal distributors.
We believe competitive sources of supply are available in substantially all of the product categories that we offer.
Competition
The market for technology products and services is highly competitive and subject to economic conditions and rapid technological changes. Competition is based on many things, including the ability to tailor specific solutions to customer needs, the quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. We face competition from resellers, direct manufacturers, large service providers, cloud providers, telecommunication companies, and to a lesser extent e-tailers and retailers. Smaller, local or regional value added resellers typically focus on a single solution suite or portfolio of solutions from one or two vendors partners.
We believe we are well positioned to compete within this marketplace due to our competitive advantages. We expect the competitive landscape in which we compete to continue to evolve as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For a discussion of the risks associated with competition, see Item 1A, “Risk Factors.”
Our Competitive Advantages
We believe we have sustainable competitive advantages that differentiate us in the marketplace.  We have built a strong sales organization and deep services and solutions capabilities over time and expect to continue to invest in coworkers to enhance these capabilities, which we believe when combined with our competitive advantages of scale and a performance driven culture, will help drive sustainable, profitable growth for us today and in the future.   Our scale enables us to have a national and international footprint, as well invest in resources to meet specific customer end-market needs. Our sellers are organized around unique customer end-markets that are both vertically and geographically focused.  Our scale enables our ability to invest in technical coworkers who work directly with our sellers to help customers implement increasingly complex IT solutions.  Our scale also enables us to operate our three distribution centers (two in the US and one in the UK) which combined are more than 1 million square feet in size.  With the acquisition of CDW UK in 2015, we have cross-border relationships that enable us to serve the needs of our US, UK and Canadian-based customers in more than 80 countries. Our strong, execution-oriented culture is underpinned by our compensation system.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and service categories. We estimate that approximately 50% of our Net sales in 2016 in the US came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, enterprise and data storage, video monitors, printers, desktop computers and servers. Our software products include application suites, security, virtualization, operating systems and network management. Our services include warranties, managed services, consulting design and implementation.
Today, IT is critical to both “run the business” and drive greater growth and productivity. To help our customers accomplish this, we have built a robust portfolio of solutions across data center, digital workspace, security, virtualization and services that we provide in physical, virtual, or cloud-based environments.

We provide public cloud solutions which reside off customer premises on a public (shared) infrastructure, and private cloud solutions, which reside on customer premises. We also offer hybrid cloud solutions that deliver the benefits of both public and private solutions. Our migration, integration and managed services offerings help our customers simplify cloud adoption, as well as the ongoing management of cloud solutions across the entire IT lifecycle. Dedicated Cloud Client Executives work with our customers to architect cloud solutions meeting their organizational, technology and financial objectives. These offerings are underpinned by our 24 by 7 network operating centers, as well as services that include cloud planning services and managed cloud. All of these investments help our customers maximize the return on their IT investments.

We offer a broad portfolio of integrated solutions that include the following on and off-premise capabilities:

•
Data Center: We assess our customers data center needs, design flexible, resilient and efficient solutions and manage the solution throughout its lifecycle. Our broad portfolio of hardware and software, for both on and off-premise solutions, enables us to provide a well-integrated solution, including converged and hyperconverged infrastructure, physical and virtualized servers, software defined data center, storage and energy-efficient power and cooling.

•
Digital Workspace: We build solutions that deliver access to applications that improve our customers’ productivity regardless of time or location. We connect our customers’ physical devices, including laptops, desktops and mobile devices, and utilize collaboration solutions to unite communications and applications via the integration of products that facilitate the use of multiple enterprise communication methods including email, instant messaging, presence, social media, voice, video, hardware, software and services. We also host cloud-based collaboration solutions. Our solutions provide the tools that allow our customers’ employees to share knowledge, ideas and information among each other and with clients and partners effectively, securely and quickly.

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

•
Services: We advise on, architect and manage integrated business technology for commercial and business organizations. Our solutions include integrated cloud, collaboration, data center, mobility and security business technology, from the physical to the application layer. We provide advisory, architectural and managed services across basic, discrete and integrated business technology solutions. We leverage best-in-class partner technology platforms to seamlessly architect and manage disparate IT platforms into integrated business technology solutions.

Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications was as follow:

	Years Ended December 31,
	2016		2015(1)		2014 (1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	2,934.3	21.0%	$2,538.5	19.5%	$2,352.9	19.5%
Netcomm Products	1,950.9	14.0	1,912.3	14.7	1,613.9	13.4
Desktops	1,054.8	7.5	968.6	7.5	1,058.2	8.8
Enterprise and Data Storage (Including Drives)	1,057.6	7.6	1,065.5	8.2	1,023.9	8.5
Other Hardware	3,981.4	28.5	3,798.3	29.2	3,492.3	28.8
Software(2)	2,406.9	17.2	2,161.3	16.6	2,065.8	17.1
Services(2)	579.0	4.1	472.8	3.6	371.1	3.1
Other (3)	17.0	0.1	71.4	0.7	96.4	0.8
Total Net sales	$13,981.9	100.0%	$12,988.7	100.0%	$12,074.5	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2016.

(2)	Certain software and services revenue is recorded on a net basis for accounting purposes, so the category percentage of net revenues is not representative of the category percentage of gross profits.

(3)	Includes items such as delivery charges to customers and certain commission revenue.
Our Internal Capabilities
Our Coworkers
As of December 31, 2016, we employed 8,516 coworkers with approximately 7,500 coworkers in North America and 1,000 in the United Kingdom. Approximately two thirds of our coworkers at year-end 2016 were customer facing. Over fifty percent of our Net sales are generated by account managers who have greater than seven years of experience. Account managers are supported by field sellers, highly skilled technology specialists and advanced service delivery engineers. We believe this structure to be core to our ability to continue to offer complex IT solutions and services.

None of our coworkers are covered by collective bargaining agreements. We consider our coworker relations to be good.
Marketing
We market the CDW brand to US, Canadian and British audiences using a variety of channels that include online, broadcast, print, social and other media. We market to current and prospective customers through integrated marketing programs including behaviorally targeted email, print, online media, events and sponsorships, as well as broadcast media. This promotion is also supported by integrated communication efforts targeting decision-makers, influencers and the general public using a combination of news releases, case studies, media interviews and speaking opportunities.
As a result of our relationships with our vendor partners, a significant portion of our advertising and marketing expenses is reimbursed through cooperative advertising programs. These programs are at the discretion of our vendor partners and are typically tied to sales or other commitments to be met by us within a specified period of time. We believe that our results and analytical techniques that measure the efficacy of our marketing programs differentiate us from our competitors.
Information Technology Systems
We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales and distribution. Our systems provide us with thorough, detailed and real-time information regarding key aspects of our business. This capability helps us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high levels of customer service. We believe our websites, which provide electronic order processing and advanced tools, such as order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships.
Intellectual Property
The CDW trademark and certain variations thereon are registered or subject to pending trademark applications in the US, Canada, UK and certain other jurisdictions. We believe our trademarks have significant value and are important factors in our marketing programs. In addition, we own registrations for domain names, including cdw.com and cdwg.com and variations thereon, for certain of our primary trademarks. We also have unregistered copyrights in our website content.
History
Founded in 1984, CDW became a public company in 1993. In 2003, we purchased selected United States assets and the Canadian operations of Micro Warehouse, which extended our growth platform into Canada. In 2006, we acquired Berbee Information Networks Corporation, a regional provider of technology products, solutions and customized engineering services in advanced technologies primarily across Cisco, IBM and Microsoft portfolios. This acquisition increased our capabilities in customized engineering services and managed services.
We were a public company from 1993 until October 12, 2007 when we were acquired through a merger transaction by an entity controlled by investment funds affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”) and Providence Equity Partners L.L.C. (“Providence Equity”). CDW Corporation continued as the surviving corporation and same legal entity after the acquisition, but became a wholly owned subsidiary of VH Holdings, Inc., a Delaware corporation.
On July 2, 2013, CDW Corporation completed the IPO of its common stock. In connection with the IPO, CDW Holdings distributed all of its shares of CDW Corporation’s common stock to its members in June 2013 in accordance with the members’ respective membership interests and was subsequently dissolved in August 2013. See Note 10 (Stockholders’ Equity) to the

accompanying Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for additional discussion of the IPO.
Before the IPO, Madison Dearborn and Providence Equity owned 46.0% and 40.6% of our common stock, respectively. After the IPO through secondary offerings and fund distributions, Madison Dearborn and Providence Equity liquidated their ownership positions. As of December 31, 2016 neither firm held a private equity position in CDW.
On November 10, 2014, we completed the acquisition of a 35% non-controlling equity interest in UK-based IT solutions provider, Kelway TopCo Limited (“Kelway”.) On August 1, 2015, we purchased the remaining 65% of Kelway’s outstanding common stock, which increased our ownership interest from 35% to 100% and provided us control. Rebranded CDW UK in April 2016, the acquisition extended our footprint into the United Kingdom. It also enhanced our ability to provide IT solutions to US-based customers with multinational locations. Financial results of CDW UK are included in our Consolidated Financial Statements from the date of acquisition. For further details regarding the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Item 1A. Risk Factors
There are many factors that could adversely affect our business, results of operations and cash flows, some of which are beyond our control. The following is a description of some important factors that may cause our business prospects, results of operations and cash flows in future periods to differ materially from those currently expected or desired. Factors not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and cash flows.
Risks Related to Our Business
Global and regional economic conditions may have an adverse impact on our business.
Weak economic conditions generally, sustained uncertainty about global economic conditions, government spending cuts and the impact of new government policies, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there continues to be substantial uncertainty regarding the economic impact of the Referendum on the United Kingdom’s Membership of the European Union (“EU”) (referred to as “Brexit”), advising for the exit of the UK from the EU. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.
Our financial performance could be adversely affected by decreases in spending on technology products and services by our public sector customers.
Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (including ongoing budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. For example, in 2013, as a result of sequestration and related budget uncertainty and the partial shutdown of the US federal government for 16 days, we experienced significantly reduced US Federal sales in our Public segment.
Our business depends on our vendor partner relationships and the availability of their products.
We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2016, we purchased approximately 50% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors for our North American operations. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows, particularly given our substantial indebtedness.
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
Although we purchase from a diverse vendor base, in 2016, products we purchased from wholesale distributors Ingram Micro, SYNNEX and Tech Data each represented approximately 10% of total US purchases. In addition, sales of products manufactured by Apple, Cisco, Dell, EMC, Hewlett Packard Enterprise, HP Inc., Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate nearly 60% of our 2016 consolidated Net sales. Sales of products manufactured by Cisco and HP Inc. represented over 25% of our 2016 consolidated Net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, or the diminished availability of their products, including due to backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including Software as a Service (“SaaS”), Infrastructure as a Service (“IaaS”) and Platform as a Service (“PaaS”), and the Internet of Things (“IoT”). We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, or the lack of acceptance of innovations or delays in technology spending by customers, could have an adverse effect on our business, results of operations or cash flows.
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
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes:

•	resellers, such as Computacenter, Connection, Dimension Data, ePlus, Insight Enterprises, PCM, Presidio, SCC, Softchoice, World Wide Technology and many smaller resellers;

•	manufacturers who sell directly to customers, such as Dell, HP Inc., Hewlett Packard Enterprise and Apple;

•	large service providers and system integrators, such as IBM, Accenture, Hewlett Packard Enterprise and Dell;

•	communications service providers, such as AT&T, CenturyLink and Verizon;

•	cloud providers, such as Amazon Web Services, Microsoft and Box;

•	e-tailers, such as Amazon, Newegg and TigerDirect.com; and

•	retailers (including their e-commerce activities), such as Staples and Office Depot.
We expect the competitive landscape to continue to evolve as new technologies are developed, such as cloud-based solutions, hyper-converged infrastructure and embedded software solutions. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us, cloud-based solutions and technologies that deliver technology solutions as a service could increase the amount of sales directly to customers rather than through solutions providers like us, or could reduce the amount of hardware we sell. In addition, some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to our customers. Moreover, traditional OEMs have increased their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. If we are unable to effectively respond to the evolving competitive landscape, our business, results of operations or cash flows could be adversely impacted.
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
Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers and others. In addition, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our coworkers also have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, we could be exposed to increased risk of breaches in security. Breaches in security could expose us, our customers or other individuals to a risk of public disclosure, loss or misuse of this information, resulting in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, as well as the loss of existing or potential customers and damage to our brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.
The failure to comply with our public sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations or cash flows.
Revenues from our public sector customers are derived from sales to governmental entities, educational institutions and healthcare customers, through various contracts and open market sales of products and services. Sales to public sector customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including the False Claims Act and the Medicare and Medicaid Anti-Kickback Statute or similar laws of the jurisdictions for our business activities outside of the United States) could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other public sector customer contracts, and suspension, debarment or ineligibility from doing business with governmental entities or other customers in the public sector. In addition, contracts in the public sector are generally terminable at any time for convenience of the contracting agency or group purchasing organization (“GPO”) or upon default. Furthermore, our inability to enter into or retain contracts with GPOs may threaten our ability to sell to customers in those GPOs and compete effectively. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.
If we fail to provide high-quality services to our customers, or if our third-party service providers fail to provide high-quality services to our customers, our reputation, business, results of operations or cash flows could be adversely affected.
Our service offerings include field services, managed services, warranties, configuration services, partner services and telecom services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. We also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high-quality services to our customers or such services result in a disruption of our customers’ businesses, this could, among other things, result in legal claims and proceedings and liability. Moreover, as we expand our services and solutions business, we may be exposed to additional operational, regulatory and other risks. We also could incur liability for failure to comply with the rules and regulations applicable to the new services and solutions we provide to our customers. If any of the foregoing were to occur, our reputation with our customers, our brand and our business, results of operations or cash flows could be adversely affected.
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
Our future success will depend to a significant extent on the efforts of Thomas E. Richards, our Chairman and Chief Executive Officer, as well as the continued service and support of our other executive officers. Our future success also will depend on our ability to retain and motivate our customer-facing coworkers, who have been given critical CDW knowledge regarding, and the opportunity to develop strong relationships with, many of our customers. In addition, as we seek to expand our offerings of value-added services and solutions, our success will even more heavily depend on attracting and retaining highly skilled technology specialists and engineers, for whom the market is extremely competitive.
Our inability to attract, develop, engage and retain key personnel could have an adverse effect on our relationships with our vendor partners and customers and adversely affect our ability to expand our offerings of value-added services and solutions. Moreover, our inability to train our sales, services and technical personnel effectively to meet the rapidly changing technology needs of our customers could cause a decrease in the overall quality and efficiency of such personnel. Such consequences could adversely affect our business, results of operations or cash flows.
The interruption of the flow of products from suppliers could disrupt our supply chain.

While we purchase our products primarily in the markets we serve (for example, products for US customers are sourced in the US), our vendor partners manufacture or purchase a significant portion of the products we sell outside of the US, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the US. Other events that could also cause disruptions to our supply chain include:

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
We cannot predict whether the countries in which the products we sell are purchased or manufactured, or may be purchased or manufactured in the future, will be subject to new or additional trade restrictions or sanctions imposed by the US or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards and customs restrictions against the products we sell, as well as foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations or cash flows. In addition, our exports are subject to regulations, some of which may be inconsistent, and noncompliance with these requirements could have a negative effect on our business, results of operations or cash flows.
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
Our exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our Consolidated Financial Statements. While our Consolidated Financial Statements are reported in US dollars, the financial statements of our subsidiaries outside the US are prepared using the local currency as the functional currency and translated into US dollars. As a result, fluctuations in the exchange rate of the US dollar relative to the local currencies of our international subsidiaries, particularly the British pound and the Canadian dollar, could cause fluctuations in our reported results of operations. We also have foreign currency exposure to the extent sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations or cash flows.
We are exposed to risks from legal proceedings and audits.
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation.
We are subject to intellectual property infringement claims against us in the ordinary course of our business, either because of the products and services we sell or the business systems and processes we use to sell such products and services, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue, but we may also be subject to demands from inventors, competitors or other patent holders who may seek licensing revenue, lost profits and/or an injunction preventing us from engaging in certain activities, including selling certain products or services.
We also are subject to proceedings, investigations and audits by federal, state, international, national, provincial and local authorities, including because of our significant sales to governmental entities. We also are subject to audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.

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
Failure to comply with complex and evolving US and foreign laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows.
Our operations are subject to numerous complex US and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they are evolving and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors or agents violating such laws and regulations or our policies and procedures. As a public company, we also are subject to increasingly complex public disclosure, corporate governance and accounting requirements that increase compliance costs and require significant management focus.
We have significant deferred cancellation of debt income.
As a result of a 2009 debt modification, we realized $396 million of cancellation of debt income (“CODI”). We made an election under Code Section 108(i) to defer this CODI from taxable income, pursuant to which we are also required to defer certain original issue discount (“OID”) deductions as they accrue. As of December 31, 2013, we had deferred approximately $115 million of OID deductions. Starting in 2014, we were required to include the deferred CODI and the deferred OID into taxable income ratably over a five-year period ending in 2018. Because we have more CODI than the aggregate of our deferred OID on the relevant remaining debt instruments, we will have a future cash tax liability associated with our significant deferred CODI. We have reflected the associated cash tax liability in our deferred taxes for financial accounting purposes.
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
We have a substantial amount of indebtedness. As of December 31, 2016, we had $3.2 billion of total long-term debt outstanding, as defined by GAAP, and $580 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $716 million under our senior secured asset-based revolving credit loan facility (the “Revolving Loan”) and an additional £50 million ($62 million) under our CDW UK revolving credit and term loan facility (“CDW UK Credit Facility”). Our substantial indebtedness could have important consequences, including the following:

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
In addition, under our Revolving Loan, we are permitted to borrow an aggregate amount of up to $1,250 million. However, our ability to borrow under our Revolving Loan is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of CDW LLC and its subsidiary guarantors’ eligible accounts receivable (net of accounts reserves) (up to 30% of such eligible accounts receivable which can consist of federal government accounts receivable) plus the lesser of (i) 75% of CDW LLC and its subsidiary guarantors’ eligible inventory (valued at cost and net of inventory reserves) and (ii) the product of 85% multiplied by the net orderly liquidation value percentage multiplied by eligible inventory (valued at cost and net of inventory reserves), less reserves (other than accounts reserves and inventory reserves). The borrowing base in effect as of December 31, 2016 was $1,479 million and, therefore, did not restrict our ability to borrow under our Revolving Loan as of that date.
Our ability to borrow under our Revolving Loan is also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lesser of (i) $125 million and (ii) the greater of (A) 10% of the borrowing base and (B) $100 million, the lenders are not required to lend any additional amounts under our Revolving Loan unless the consolidated fixed charge coverage ratio (as defined in the credit agreement for our Revolving Loan) is at least 1.0 to 1.0. Moreover, our Revolving Loan provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. We cannot assure you that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.
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

•
the lenders under our senior credit facilities could foreclose against the assets securing the borrowings from them and the lenders under our Revolving Loan and CDW UK Credit Facility could terminate their commitments to lend us money; and

•	we could be forced into bankruptcy or liquidation.
Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2016, we had $716 million available for additional borrowing under our Revolving Loan after taking into account borrowing base limitations (net of $1 million of issued and undrawn letters of credit and $580 million of reserves related to our floorplan sub-facility) and an additional £50 million ($62 million) available under our CDW UK Credit Facility.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2016, we had $1,552 million of variable rate debt outstanding, $1,483 million of which is subject to a 0.75% LIBOR floor. If interest rates increase above 0.75% per annum, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate cap agreements in the future on acceptable terms or that such caps or the caps we have in place now will be effective.
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
The market price for our common stock may be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased such shares, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including the risk factors described in this Annual Report on Form 10-K and the following:

•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	market conditions or trends in our industry or the economy as a whole;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.
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
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock and depress our stock price.
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
We expect to continue to pay a cash dividend on our common stock, currently at the rate of $0.16 per share per quarter, or $0.64 per share per annum. However, any determination to pay dividends in the future will be at the discretion of our Board of Directors. Any determination to pay dividends on, or repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors our Board of Directors deems relevant. In addition, our ability to pay dividends on, or repurchase, shares of our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. There can be no assurance that we will continue to pay a dividend at the current rate or at all or that we will repurchase shares of our common stock. If we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur. See “--Risks Related to Our Business--We have significant deferred cancellation of debt income” for a discussion of certain tax considerations that could affect our willingness to pay dividends in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2016, we owned or leased a total of 2.1 million square feet of space, primarily in the US, Canada and United Kingdom. We own two properties: a combined office and a 442,000 square foot distribution center in Vernon Hills, Illinois and a 513,000 square foot distribution center in North Las Vegas, Nevada. In addition, we conduct sales, services and administrative activities in various leased locations primarily in the US, Canada and United Kingdom, including data centers in Madison, Wisconsin, Minneapolis, Minnesota and the United Kingdom.
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
Item 3. Legal Proceedings
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state, international, national, provincial and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the US bankruptcy laws or similar laws of the jurisdictions for our business activities outside of the United States. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
On October 29, 2015, we learned of an investigation by the SEC of our vendor partner program incentives. The SEC’s investigation is ongoing, and we are continuing to cooperate with the SEC in this matter.
As of December 31, 2016, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers

Name	Age	Position
Thomas E. Richards	62	Chairman, President and Chief Executive Officer, and Director
Dennis G. Berger	52	Senior Vice President and Chief Coworker Services Officer
Neal J. Campbell	55	Senior Vice President - Strategic Solutions and Services
Mark C. Chong	46	Senior Vice President - Strategy and Marketing
Christina M. Corley	49	Senior Vice President - Corporate Sales
Douglas E. Eckrote	52	Senior Vice President - Small Business Sales and eCommerce
Christine A. Leahy	52	Senior Vice President - International, Chief Legal Officer and Corporate Secretary
Christina V. Rother	53	Senior Vice President - Public and Advanced Technology Sales
Jonathan J. Stevens	47	Senior Vice President - Operations and Chief Information Officer
Matthew A. Troka	46	Senior Vice President - Product and Partner Management
Ann E. Ziegler	58	Senior Vice President and Chief Financial Officer
Thomas E. Richards serves as our Chairman, President and Chief Executive Officer and as a member of our board of directors. Mr. Richards has served as our President and Chief Executive Officer since October 2011 and was named Chairman in January 2013. From 2009 to 2011, Mr. Richards served as our President and Chief Operating Officer. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications International Inc. (“Qwest”), a broadband Internet-based communications company. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards also has served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. Mr. Richards serves as a board member of The Northern Trust Corporation, Junior Achievement of Chicago, Rush University Medical Center and the University of Pittsburgh. Mr. Richards also is a member of the Economic Club of Chicago and the Executives’ Club of Chicago. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor’s degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow.
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
Neal J. Campbell serves as our Senior Vice President of Strategic Solutions and Services, and is responsible for CDW’s technology solutions teams focusing on cloud, mobility, security, collaboration, data center and services. Mr. Campbell served as Senior Vice President and Chief Marketing Officer from 2011 to August 2016. Prior to joining CDW in 2011, Mr. Campbell served as Chief Executive Officer of TrafficCast, a provider of real-time and predictive traffic information to Google, Yahoo and others from 2008 to 2011. From 2006 to 2008, he served as Executive Vice President and General Manager-Strategic Marketing

and Next Generation Products for ISCO International, a manufacturer of wireless telecommunications components. Additionally, Mr. Campbell also spent 17 years with Motorola, most recently as Vice President and General Manager, GSM Portfolio Marketing and Planning for the company’s mobile device business. He currently serves as a board member of Junior Achievement of Chicago, and is on the Executive Advisory Council of Bradley University. Mr. Campbell is a graduate of Bradley University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned a Master of Business Administration.

Mark C. Chong serves as our Senior Vice President of Strategy and Marketing. Mr. Chong joined CDW in November 2016, and is responsible for the Company’s corporate strategy, business development and marketing efforts, including analytics and insights; brand, advertising and sponsorships; marketing operations and execution; and corporate communications. Prior to joining CDW, Mr. Chong served as a Partner in the Chicago office of Bain & Company, a global management consulting firm (“Bain”), and as a leader in the Technology, Media and Telecom practice as well as the Customer Strategy and Marketing and Mergers & Acquisition practice areas. Mr. Chong was with Bain from 1999 to 2003, and then again from 2007 to 2016. From 2003 to 2007, Mr. Chong served as Director of Corporate Strategy and then Vice President of Strategy and Marketing for the Aerospace Business of Honeywell, Intl. Mr. Chong is a graduate of the University of Chicago where he earned a bachelor’s degree and a graduate of University of Pennsylvania’s Wharton School where he earned a Master of Business Administration.
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

Douglas E. Eckrote serves as our Senior Vice President of Small Business Sales and eCommerce and is responsible for managing all aspects of CDW’s Small Business Unit, including sales force strategy, structure, goals, operations, revenue generation and training and development, as well as the technical solutions and services and marketing functions specific to Small Business. Additionally, he oversees CDW’s eCommerce operations.  Mr. Eckrote joined CDW in 1989 as an account manager and quickly rose through the ranks. Since joining the company, he has served in a variety of management roles of increasing responsibility. Mr. Eckrote was appointed Director of Operations in 1996, Vice President of Operations in 1999, Senior Vice President of Purchasing in April 2001 and Senior Vice President of Purchasing and Operations in October 2001. He was promoted to Senior Vice President of Operations, Services and Canada in 2006 and in 2009 was appointed to the role of Senior Vice President of Strategic Solutions and Services. He was appointed to his current role in August 2016. Mr. Eckrote currently serves on the Board of Directors of The Northern Illinois Food Bank, the Board of Trustees of The Center for Enriched Living and the Board of Trustees of Westlake Christian Academy. Mr. Eckrote is a graduate of Purdue University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned an Executive Master of Business Administration.
Christine A. Leahy serves as our Senior Vice President - International, Chief Legal Officer and Corporate Secretary and is responsible for our international growth platform, including CDW Canada and CDW UK, CDW’s UK-based technology solutions provider with locations in Europe, the Middle East, Africa and Asia. In addition, she is responsible for the legal, corporate governance, enterprise risk management and compliance functions. Ms. Leahy joined CDW in 2002 as the Company’s first general counsel. Prior to that, Ms. Leahy served as a corporate partner in the Chicago office of Sidley Austin LLP where she specialized in mergers and acquisitions, strategic counseling, corporate governance and securities law. Ms. Leahy serves as Vice Chair of the board of trustees of Children’s Home and Aid. She also is a member of the Economic Club of Chicago and The Chicago Network. In addition, she is a founder and current sponsor of CDW's Women’s Opportunity Network, a business resource group dedicated to helping women advance and grow into tomorrow’s leaders. Ms. Leahy is a graduate of Brown University where she earned a bachelor’s degree and a graduate of Boston College Law School where she earned her Juris Doctor. She also completed the CEO Perspective and Women’s Director Development Programs at Northwestern University’s Kellogg School of Management.
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
Ann E. Ziegler serves as our Senior Vice President and Chief Financial Officer. Prior to joining CDW in 2008, Ms. Ziegler spent 15 years at Sara Lee Corporation (“Sara Lee”), a global consumer goods company, in a number of executive roles including finance, mergers and acquisitions, strategy and general management positions in both US and international businesses. Most recently, from 2005 until 2008, Ms. Ziegler served as Chief Financial Officer and Senior Vice President of Administration for Sara Lee Food and Beverage. Prior to joining Sara Lee, Ms. Ziegler was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom. Ms. Ziegler serves on the boards of directors of Hanesbrands, Inc. and Groupon, Inc. and the board of governors of the Smart Museum of Art of the University of Chicago. Ms. Ziegler is a graduate of The College of William and Mary where she earned a bachelor’s degree and a graduate of the University of Chicago Law School where she earned her Juris Doctor.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the NASDAQ Global Select Market since June 27, 2013 under the symbol “CDW.” The following table sets forth the ranges of high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared for the two most recent fiscal years.

	Year Ended December 31,
	2016			2015
	High	Low	Dividends Declared per Share	High	Low	Dividends Declared per Share
Fourth quarter	$55.47	$43.64	$0.1600	$46.92	$40.07	$0.1075
Third quarter	$47.50	$39.17	$0.1075	$41.99	$33.01	$0.0675
Second quarter	$43.11	$37.80	$0.1075	$39.32	$34.19	$0.0675
First quarter	$41.89	$30.40	$0.1075	$38.44	$33.21	$0.0675
Holders
As of February 24, 2017, there were 45 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 7, 2017, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share. The dividend will be paid on March 10, 2017 to all stockholders of record as of the close of business on February 24, 2017.
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
Issuer Purchases of Equity Securities
Information relating to our purchases of our common stock during the quarter ended December 31, 2016 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1 through October 31, 2016	—	$—	—	$654.3
November 1 through November 30, 2016	0.3	$44.27	0.3	$642.1
December 1 through December 31, 2016	—	$—	—	$642.1
Total	0.3		0.3

On May 4, 2016, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors.

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
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the opening of the market on June 27, 2013, the date our common stock first traded on the NASDAQ Global Select Market, through and including the market close on December 31, 2016, with the cumulative total return for the same time period of the same amount invested in the S&P MidCap 400 index and a peer group index. Our peer group index for 2016 consists of the following companies: Accenture plc, Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., CGI Group Inc., Essendant Inc., Genuine Parts Company, Henry Schein, Inc., Insight Enterprises, Inc., Owens & Minor, Inc., Patterson Companies, Inc., SYNNEX Corporation, W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; and (vi) similar EBITDA and gross margins.
Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	June 27, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
CDW Corp	$100	$138	$209	$251	$315
S&P MidCap 400 index	$100	$118	$130	$127	$153
CDW Peers	$100	$115	$121	$127	$147

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
We have derived the selected financial data presented below as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 from our Consolidated Financial Statements and related notes. The selected financial data as of December 31, 2013 and December 31, 2012 have been derived from our Consolidated Financial Statements as of and for those periods and are not included in this report.

	Years Ended December 31,
(dollars and shares in millions, except per share amounts)	2016	2015(5)	2014	2013	2012
Statement of Operations Data:
Net sales	$13,981.9	$12,988.7	$12,074.5	$10,768.6	$10,128.2
Cost of sales	11,654.7	10,872.9	10,153.2	9,008.3	8,458.6
Gross profit	2,327.2	2,115.8	1,921.3	1,760.3	1,669.6
Selling and administrative expenses	1,345.1	1,226.0	1,110.3	1,120.9	1,029.5
Advertising expense	162.9	147.8	138.0	130.8	129.5
Income from operations	819.2	742.0	673.0	508.6	510.6
Interest expense, net	(146.5)	(159.5)	(197.3)	(250.1)	(307.4)
Net loss on extinguishments of long-term debt	(2.1)	(24.3)	(90.7)	(64.0)	(17.2)
Gain on remeasurement of equity investment	—	98.1	—	—	—
Other income (expense), net	1.8	(9.3)	2.7	1.0	0.1
Income before income taxes	672.4	647.0	387.7	195.5	186.1
Income tax expense	(248.0)	(243.9)	(142.8)	(62.7)	(67.1)
Net income	$424.4	$403.1	$244.9	$132.8	$119.0
Net income per common share:
Basic	$2.59	$2.37	$1.44	$0.85	$0.82
Diluted	$2.56	$2.35	$1.42	$0.84	$0.82

Cash dividends declared per common share	$0.4825	$0.3100	$0.1950	$0.0425	$—

Balance Sheet Data (at period end):
Cash and cash equivalents	$263.7	$37.6	$344.5	$188.1	$37.9
Working capital	957.4	903.5	985.4	810.9	666.5
Total assets	6,948.4	6,755.3	6,075.9	5,899.3	5,673.5
Total debt and capitalized lease obligations (1)(2)	3,236.6	3,262.9	3,166.1	3,226.0	3,724.5
Total stockholders’ equity	1,045.5	1,095.9	936.5	711.7	136.5

Other Financial Data:
Capital expenditures	$63.5	$90.1	$55.0	$47.1	$41.4
Gross profit as a percentage of Net sales	16.6%	16.3%	15.9%	16.3%	16.5%
EBITDA (3)	$1,073.4	$1,033.9	$792.9	$653.8	$703.7
Adjusted EBITDA (3)	1,117.3	1,018.5	907.0	808.5	766.6
Non-GAAP net income (4)	569.0	503.5	409.9	314.3	247.1

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$604.0	$277.5	$435.0	$366.3	$317.4
Investing activities	(65.9)	(354.4)	(164.8)	(47.1)	(41.7)
Financing activities	(304.6)	(226.5)	(112.0)	(168.3)	(338.0)

(1)
Excludes borrowings of $580 million, $440 million, $332 million, $257 million and $249 million, as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(2)	Includes capitalized lease obligations of $2 million and $3 million as of December 31, 2016 and 2015, respectively, which are included in Other liabilities on the Consolidated Balance Sheet.

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

We believe that EBITDA and Adjusted EBITDA provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
The following unaudited table sets forth reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in millions)	2016	2015(f)	2014	2013	2012
Net income	$424.4	$403.1	$244.9	$132.8	$119.0
Depreciation and amortization	254.5	227.4	207.9	208.2	210.2
Income tax expense	248.0	243.9	142.8	62.7	67.1
Interest expense, net	146.5	159.5	197.3	250.1	307.4
EBITDA	1,073.4	1,033.9	792.9	653.8	703.7

Non-cash equity-based compensation	39.2	31.2	16.4	8.6	22.1
Net loss on extinguishments of long-term debt(a)	2.1	24.3	90.7	64.0	17.2
(Income) loss from equity investments(b)	(1.1)	10.1	(2.2)	(0.6)	(0.3)
Acquisition and integration expenses(c)	7.3	10.2	—	—	—
Gain on remeasurement of equity investment(d)	—	(98.1)	—	—	—
Other adjustments(e)	(3.6)	6.9	9.2	82.7	23.9
Adjusted EBITDA(f)	$1,117.3	$1,018.5	$907.0	$808.5	$766.6

(a)
During the years ended December 31, 2016, 2015, 2014, 2013 and 2012, we recorded net losses on extinguishments of long-term debt. The losses represented the difference between the amount paid upon extinguishment, including call premiums and expenses paid to the debt holders and agents, and the net carrying amount of the extinguished debt, adjusted for a portion of the unamortized deferred financing costs.

(b)
Represents our share of net (income) loss from our equity investments. Our 35% share of CDW UK’s net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the acquisition.

(c)	Comprised of expenses related to CDW UK.

(d)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(e)
Other adjustments primarily include our share of settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter in 2016, certain historical retention costs, secondary offering-related expenses and expenses related to the consolidation of office locations north of Chicago. During the year ended December 31, 2013, we recorded IPO and secondary offering- related expenses of $75 million.

(f)	Includes the impact of consolidating five months of CDW UK’s financial results for the year ended December 31, 2015.

(4)
Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses, and gains and losses from the extinguishments of long-term debt. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that non-GAAP net income provides analysts, investors and management with helpful information regarding the underlying operating performance of our business, as this measure removes the impact of items that management believes are not reflective of underlying operating performance. Management uses this measure to evaluate period-over-period performance as management believes it provides a more comparable measure of the underlying business.

The following unaudited table sets forth a reconciliation of net income to non-GAAP net income for the periods presented:

	Years Ended December 31,
(in millions)	2016	2015(g)	2014	2013	2012
Net income	$424.4	$403.1	$244.9	$132.8	$119.0
Amortization of intangibles (a)	187.2	173.9	161.2	161.2	163.7
Non-cash equity-based compensation	39.2	31.2	16.4	8.6	22.1
Non-cash equity-based compensation related to equity investment(b)	—	20.0	—	—	—
Net loss on extinguishments of long-term debt	2.1	24.3	90.7	64.0	17.2
Acquisition and integration expenses(c)	7.3	10.2	—	—	—
Gain on remeasurement of equity investment(d)	—	(98.1)	—	—	—
Other adjustments(e)	(5.4)	3.7	(0.3)	61.2	(3.3)
Aggregate adjustment for income taxes (f)	(85.8)	(64.8)	(103.0)	(113.5)	(71.6)
Non-GAAP net income(g)	$569.0	$503.5	$409.9	$314.3	$247.1

(a)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(b)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to our acquisition of CDW UK.

(c)	Comprised of expenses related to CDW UK.

(d)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(e)
Primarily includes our share of settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter during 2016, expenses related to the consolidation of office locations north of Chicago and secondary offering-related expenses. The amount in 2013 primarily relates to IPO and secondary offering-related expenses.

(f)	Aggregate adjustment for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Total Non-GAAP adjustments	230.4	165.2	268.0	295.0	199.7
Weighted-average statutory effective rate	36.0%	38.0%	39.0%	39.0%	39.0%
Income tax	(82.9)	(62.8)	(104.5)	(115.1)	(77.9)
Deferred tax adjustment due to law changes	(1.5)	(4.0)	—	—	—
Stock compensation tax benefit related to the adoption of ASU 2016-09	(1.8)	—	—	—	—
Withholding tax expense on the unremitted earnings of our Canadian subsidiary	—	3.3	—	—	—
Non-deductible adjustments and other	0.4	(1.3)	1.5	1.6	6.3
Total aggregate adjustment for income taxes	$(85.8)	$(64.8)	$(103.0)	$(113.5)	$(71.6)

(g)	Includes the impact of consolidating five months for the year ended December 31, 2015 of CDW UK’s financial results.

(5)	Includes the impact of consolidating five months of CDW UK’s financial results for the year ended December 31, 2015.
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
Overview
CDW Corporation is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the United States, Canada and the United Kingdom. We help over 250,000 small, medium and large business, and government, education and healthcare customers by delivering critical solutions to meet their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center, virtualization and digital workspace. We are technology “agnostic,” with a product portfolio including more than 100,000 products from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments. We provide our products and solutions through over 5,500 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers.
We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
On August 1, 2015, we purchased the remaining 65% of Kelway’s outstanding common stock, which increased our ownership interest from 35% to 100%, and provided us control. Rebranded CDW UK in April 2016, the acquisition extended our footprint into the United Kingdom. It also enhanced our ability to provide IT solutions to US based customers with multinational locations. Financial results of CDW UK are included in our Consolidated Financial Statements from the date of acquisition. For further details regarding the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements, under Item 8, “Financial Statements and Supplementary Data”.
We have two reportable segments, Corporate and Public. We segregate the Corporate segment into private sector business customers in the US based on employee size between Medium/Large customers, which primarily includes organizations with more than 100 employees, and Small Business customers, which primarily includes organizations with up to 100 employees. Our Public segment is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: Canada and CDW UK, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). For additional information relating to CDW UK, see Note 3 (Acquisition) to our Consolidated Financial Statements. The CDW Advanced Services business consists primarily of customized engineering services delivered by technology specialists and engineers, and managed services that include Infrastructure as a Service (“IaaS”) offerings. Effective January 1, 2016, the CDW Advanced Services business was included in our Corporate and Public segments. Effective January 1, 2017, we established Small Business as its own operating segment to align our financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions. By separating Small

Business from our Corporate segment we will drive increased focus and accountability for both segments. To achieve our vision to be small business customers “first choice for technology” we are aligning coworkers and digital resources that point directly at this growing market.
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
Trends and Key Factors Affecting our Financial Performance
We believe the following trends and key factors may have an important impact on our financial performance:

•
General economic conditions are a key factor affecting our ability to generate sales and achieve our targeted operating results as they impact our customers’ willingness to spend on information technology. This is particularly the case for corporate customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their perceptions of business conditions. Purchasing behavior may be different between our Medium/Large customers and Small Business customers due to their perception of business conditions.

•
Changes in spending policies, budget priorities and revenue levels are a key factor influencing government purchasing levels. Our Government results also reflect increased interest in meeting public safety needs through technology solutions by state and local customers, as well as our ability to address strategic changes made by the Federal government toward a more programmatic technology strategy.

•
Customer focus on security has been, and we expect will continue to be, an ongoing trend. Customers are seeking solutions to protect their internal systems against threats and are implementing solutions that provide enterprise-wide visibility, detection expertise and investigation workflows. They are also implementing endpoint security, firewall segmentation and user authentication tools.

•	The Healthcare industry continues to experience consolidation, which has caused uneven technology growth as customers assess their post-acquisition state.

•
Our Education sales channel performance continues to be impacted by the implementation of networking projects related to the US Federal Communications Commission E-Rate program. We are also seeing positive impacts as schools develop digital testing and curriculum programs, and work to create new learning environments for students. Within the higher education market, networking projects continue to be a key priority across campuses. While technology is an opportunity to create cost savings and improve productivity, funding is a key determinant of technology spending in education.

•
There continues to be substantial uncertainty regarding the impact of Brexit. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.

•
Technology trends drive customer purchase behaviors and we are seeing continuing evolution in the market. Innovation influences customer purchases across all of our customer end-markets. Key trends in technology include increasing adoption of cloud-based solutions for certain key workloads, including security, as well as adoption of hyper-converged appliances to deliver greater flexibility and efficiency. In addition, hybrid cloud solutions are being adopted, along with software being embedded into solutions.

Key Business Metrics

We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP net income, Net income per common share, Non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA, free cash flow, return on invested capital, Cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in Accounts receivable plus days of supply in Inventory minus days of purchases outstanding in Accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

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
The results of certain key business metrics are as follows:

	Years Ended December 31,
(dollars in millions)	2016	2015	2014
Net sales	$13,981.9	$12,988.7	$12,074.5
Gross profit	2,327.2	2,115.8	1,921.3
Income from operations	819.2	742.0	673.0
Net income	424.4	403.1	244.9
Non-GAAP net income	569.0	503.5	409.9
Adjusted EBITDA	1,117.3	1,018.5	907.0
Average daily sales	55.0	51.1	47.5
Net debt (defined as total debt minus cash and cash equivalents) (1)	2,970.7	3,222.1	2,821.5
Cash conversion cycle (in days) (2)	19	21	21

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

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Results of operations, in dollars and as a percentage of Net sales, for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016		2015
	Dollars in Millions	Percentage of Net Sales (1)	Dollars in Millions	Percentage of Net Sales(1)
Net sales	$13,981.9	100.0%	$12,988.7	100.0%
Cost of sales	11,654.7	83.4	10,872.9	83.7
Gross profit	2,327.2	16.6	2,115.8	16.3
Selling and administrative expenses	1,345.1	9.6	1,226.0	9.4
Advertising expense	162.9	1.2	147.8	1.1
Income from operations	819.2	5.9	742.0	5.7
Interest expense, net	(146.5)	(1.0)	(159.5)	(1.2)
Net loss on extinguishments of long-term debt	(2.1)	—	(24.3)	(0.2)
Gain on remeasurement of equity investment	—	—	98.1	0.8
Other income (expense), net	1.8	—	(9.3)	(0.1)
Income before income taxes	672.4	4.8	647.0	5.0
Income tax expense	(248.0)	(1.8)	(243.9)	(1.9)
Net income	$424.4	3.0%	$403.1	3.1%

(1)	Percentages may not total due to rounding.
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016		2015
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate:
Medium/Large	$5,879.7	42.1%	$5,875.3	45.2%	$4.4	0.1%
Small Business	1,150.2	8.2	1,093.0	8.4	57.2	5.2
Total Corporate	7,029.9	50.3	6,968.3	53.6	61.6	0.9

Public:
Government	1,863.7	13.3	1,700.9	13.1	162.7	9.6
Education	2,018.3	14.4	1,818.8	14.0	199.5	11.0
Healthcare	1,707.4	12.2	1,663.9	12.8	43.5	2.6
Total Public	5,589.4	40.0	5,183.6	39.9	405.7	7.8

Other	1,362.6	9.7	836.8	6.4	525.9	62.8

Total Net sales	$13,981.9	100.0%	$12,988.7	100.0%	$993.2	7.6%

(1)	There were 254 selling days for the years ended December 31, 2016 and 2015.
Total Net sales in 2016 increased $993 million, or 7.6%, to $13,982 million, compared to $12,989 million in 2015, reflecting both solid organic increases and the inclusion of seven months of incremental CDW UK sales. Total Net sales increased 8.3% on a constant currency basis. There were five key trends that impacted our Net sales growth. First, customers were seeking to optimize their infrastructure by extending asset lives or adding capacity, which led to increases in warranties and virtualization software. Second, customer focus on designing IT securely continued to be a major area of interest for customers, and we saw excellent increases across our entire security portfolio, including security software. We also saw our customers seeking architectures to increase the flexibility and efficiency of their IT infrastructure, which drove increased adoption of cloud solutions for certain workloads, including security, as well as increased sales of hyper-converged infrastructure. Fourth, we saw the on-going trend where a greater proportion of solutions are being delivered via software. With software becoming more “mission critical,” customers continued to turn to software assurance to protect their investment. Finally, customer demand for digital signage and video screens, as well as notebook/mobile devices, drove growth across all of our customer end-markets.
Corporate segment Net sales in 2016 increased $62 million, or 0.9%, compared to 2015, driven by sales growth within the small business customer channel. Net sales to medium/large customers increased $4 million, or 0.1%, year over year, as customer demand for longer tail purchases, including data center and networking solutions, was impacted by slow economic growth and market trends. Medium/Large had strong sales performance in notebook/mobile devices and software products. Economic conditions had less of an impact on Small business results, as Net sales to small business customers increased by $57 million, or 5.2%, between periods, driven by growth in notebooks/mobile devices, desktops, and video projection hardware.
Public segment Net sales in 2016 increased $406 million, or 7.8%, between years. Net sales to government customers increased $163 million, or 9.6%. State and local government customers continued to focus on public safety and we benefited from new contracts. Our Federal channel saw low single-digit growth as the success we had meeting new strategic programs was partially offset by the impact of several large client device purchase orders that were delayed into 2017. Net sales to education customers increased $199 million, or 11.0%, year over year, driven by continued success providing client devices to support digital testing and curriculums, as well as desktops and video projection hardware to support new learning environments for students. Healthcare growth was 2.6% or $43 million, driven by notebooks/mobile devices, desktops and software. Patient data security continues to be a top concern. We continued to see some of our larger customers shifting priorities to reducing costs due to industry consolidation.
Net sales in Other, which is comprised of our Canadian and CDW UK operations, increased $526 million, or 62.8%, compared 2015. The increase in Net sales was primarily driven by the impact of consolidating twelve months of CDW UK Net sales in 2016 compared to consolidating five months of CDW UK results in 2015. Both our Canadian and UK businesses grew high-single digits in local currency in 2016. Currency was impacted by Canadian dollar to US dollar translation in the first half of the year and British pound to US dollar translation in the second half.
Gross profit
Gross profit increased $211 million, or 10.0%, to $2,327 million in 2016, compared to $2,116 million in 2015. As a percentage of Net sales, Gross profit increased 30 basis points to 16.6% in 2016, from 16.3% in 2015.
Gross profit margin was positively impacted 30 basis points by a higher mix of net service contract revenue as customers looked to extend the life of equipment through warranties, protect their software investments through software assurance and adopt cloud solutions to deliver certain workloads. All of these solutions grew faster than our overall Net sales. In addition, vendor partner funding positively impacted gross margin by 35 basis points. These increases helped offset the impact of 30 basis points from unfavorable product margin.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $119 million, or 9.7%, to $1,345 million in 2016, compared to $1,226 million in 2015. As a percentage of total Net sales, Selling and administrative expenses increased 20 basis points to 9.6% in 2016, up from 9.4% in 2015. Payroll costs increased $65 million, or 11.7%, year over year, primarily due to incremental coworker hires at the end of 2015, higher compensation costs consistent with increased Gross profit and the inclusion of twelve months of CDW UK payroll costs in 2016 compared to five months in 2015. Total coworker count was 8,516 at December 31, 2016, up 51 from 8,465 at December 31, 2015. Amortization expense related to intangibles increased $18 million, or 8.8%, during 2016 compared to 2015, primarily due to incremental amortization expense related to the intangible assets arising from our acquisition of CDW UK. Non-cash equity-based compensation expense increased $8 million, or 25.8%, during 2016 compared to 2015, primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan, performance against long-term incentive program targets and equity awards granted in connection with our acquisition of CDW UK.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016		2015
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Income from Operations
Segments: (1)
Corporate(2)	$522.5	7.4%	$500.8	7.2%	4.3%
Public(2)	368.0	6.6	328.6	6.3	12.0
Other (3)(4)	43.6	3.2	27.1	3.2	60.9
Headquarters (5)	(114.9)	nm*	(114.5)	nm*	0.3
Total Income from operations	$819.2	5.9%	$742.0	5.7%	10.4%

* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for certain Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

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

(5)
Includes Headquarters’ function costs that are not allocated to the segments. Certain Headquarters expenses have been allocated to CDW Canada in 2016. The prior period has been reclassified to conform to the current period presentation.

Income from operations was $819 million in 2016, an increase of $77 million, or 10.4%, compared to $742 million in 2015. Total operating margin increased 20 basis points to 5.9% in 2016, from 5.7% in 2015. Operating margin was positively impacted by the increase in Gross profit margin, driven by higher contribution from net service contract revenue and vendor partner funding. Selling and administrative expenses as a percentage of Net sales increased 20 basis points in 2016 versus 2015, primarily reflecting increased sales compensation and coworker costs resulting from the inclusion of CDW UK expenses for twelve months in 2016 compared to five months in 2015.
Corporate segment income from operations was $523 million in 2016, an increase of $22 million, or 4.3%, compared to $501 million in 2015. Corporate segment operating margin increased 20 basis points to 7.4% in 2016, from 7.2% in 2015. This increase was primarily due to an increase in Gross profit driven by a higher mix of net service contract revenue, as well as higher volume rebates, partially offset by an increase in Selling and administrative expenses as a percentage of Net sales, due to higher sales payroll costs.
Public segment income from operations was $368 million in 2016, an increase of $39 million, or 12.0%, compared to $329 million in 2015. Public segment operating margin increased 30 basis points to 6.6% in 2016, from 6.3% in 2015. This increase was driven primarily due to an increase in Net sales and Gross profit driven by a higher mix of net service contract revenue, as well as higher volume rebates, partially offset by an increase in Selling and administrative expenses as a percentage of Net sales, due to higher sales payroll costs.
Other income from operations was $44 million in 2016, an increase of $17 million, or 60.9%, compared to $27 million in 2015. This was primarily due to the inclusion of an additional seven months of CDW UK income from operations. Other operating margin percentage remained flat at 3.2% in both 2016 and 2015.

Interest expense, net
At December 31, 2016, our outstanding long-term debt totaled $3,234 million, compared to $3,260 million at December 31, 2015, a decrease of $26 million primarily due to principal payments on the loans. Net interest expense in 2016 was $147 million, a decrease of $13 million, compared to $160 million in 2015. This decrease was primarily due to the lower effective interest rates and the lower principal loan balances for 2016 compared to 2015 as a result of redemptions and refinancing activities completed during 2016 and 2015, and the impact in 2016 of mark-to-market gains associated with our interest rate cap agreements.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During 2016, we recorded a net loss on extinguishments of long-term debt of $2 million compared to $24 million in 2015.
Net loss on extinguishments of long-term debt for the years ended December 31, 2016 and 2015 are as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Amount Extinguished	Loss Recognized
For the Year Ended December 31, 2016
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

Gain on remeasurement of equity investment
On August 1, 2015, we completed the acquisition of CDW UK by purchasing the remaining 65% of its outstanding common stock which increased our ownership interest from 35% to 100%, and provided us control. As a result, our previously held 35% equity investment was remeasured to fair value, resulting in a gain of $98 million recorded in Gain on remeasurement of equity investment in the Consolidated Statements of Operations.
Income tax expense
Income tax expense was $248 million in 2016, compared to $244 million in 2015. The effective income tax rate, expressed by calculating income tax expense or benefit as a percentage of income before income taxes, was 36.9% and 37.7% for 2016 and 2015, respectively.
For 2016, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes and non-deductible meals and entertainment expenses, which were partially offset by lower corporate tax rates on our international income, a deferred tax benefit as a result of a tax rate reduction in the UK and excess tax benefits on equity compensation as a result of adopting ASU 2016-09. For 2015, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes and withholding tax expense on the earnings of our Canadian business as a result of no longer asserting permanent reinvestment, which was partially offset by a deferred tax benefit as a result of a tax rate reduction in the UK. The lower effective tax rate for 2016 as compared to 2015 was primarily attributable to a larger benefit in 2016 related to our international income, which is taxed at lower tax rates than our US income, excess tax benefits on equity compensation as a result of adopting ASU 2016-09 in 2016 and less Canadian withholding tax expense in 2016 than in 2015, partially offset by a greater deferred tax benefit related to UK tax rate reductions in 2015 than in 2016.
Non-GAAP Financial Measure Reconciliations

We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the years ended December 31, 2016 and 2015 below.

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

We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) used to evaluate our ability to make certain investments, incur additional debt and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Non-GAAP net income
Non-GAAP net income was $569 million for the year ended December 31, 2016, an increase of $65 million, or 13.0%, compared to $504 million for the year ended December 31, 2015.

	Years Ended December 31,
(in millions)	2016	2015
Net income	$424.4	$403.1
Amortization of intangibles(1)	187.2	173.9
Non-cash equity-based compensation	39.2	31.2
Non-cash equity-based compensation related to equity investment(2)	—	20.0
Net loss on extinguishments of long-term debt	2.1	24.3
Acquisition and integration expenses(3)	7.3	10.2
Gain on remeasurement of equity investment(4)	—	(98.1)
Other adjustments(5)	(5.4)	3.7
Aggregate adjustment for income taxes (6)	(85.8)	(64.8)
Non-GAAP net income(7)	$569.0	$503.5

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to our acquisition of CDW UK.

(3)	Comprised of expenses related to CDW UK.

(4)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(5)
Primarily includes our share of settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter during the year ended December 31, 2016. Also includes expenses related to the consolidation of office locations north of Chicago during the years ended December 31, 2016 and 2015.

(6)	Aggregate adjustment for income taxes consists of the following:

	Year Ended December 31,
	2016	2015
Total Non-GAAP adjustments	230.4	165.2
Weighted-average statutory effective rate	36.0%	38.0%
Income tax	(82.9)	(62.8)
Deferred tax adjustment due to law changes	(1.5)	(4.0)
Stock compensation tax benefit related to the adoption of ASU 2016-09	(1.8)	—
Withholding tax expense on the unremitted earnings of our Canadian subsidiary	—	3.3
Non-deductible adjustments and other	0.4	(1.3)
Total aggregate adjustment for income taxes	$(85.8)	$(64.8)

(7)	Includes the impact of consolidating five months of CDW UK's financial results for the year ended December 31, 2015.
Adjusted EBITDA
Adjusted EBITDA was $1,117 million for the year ended December 31, 2016, an increase of $99 million, or 9.7%, compared to $1,018 million for the year ended December 31, 2015. As a percentage of Net sales, Adjusted EBITDA was 8.0% and 7.8% for the years ended December 31, 2016 and 2015, respectively.

	Years Ended December 31,
(in millions)	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Net income	$424.4		$403.1
Depreciation and amortization	254.5		227.4
Income tax expense	248.0		243.9
Interest expense, net	146.5		159.5
EBITDA	1,073.4	7.7%	1,033.9	8.0%

Adjustments:
Non-cash equity-based compensation	39.2		31.2
Net loss on extinguishments of long-term debt	2.1		24.3
(Income) loss from equity investments(1)	(1.1)		10.1
Acquisition and integration expenses(2)	7.3		10.2
Gain on remeasurement of equity investment(3)	—		(98.1)
Other adjustments(4)	(3.6)		6.9
Total adjustments	43.9		(15.4)

Adjusted EBITDA(5)	$1,117.3	8.0%	$1,018.5	7.8%

(1)
Represents our share of (income) loss from our equity investments. Our 35% share of CDW UK's net loss for the twelve months ended December 31, 2015 includes our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the acquisition.

(2)	Comprised of expenses related to CDW UK.

(3)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(4)
Primarily includes our share of settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter during the year ended December 31, 2016. Also includes expenses related to the consolidation of office locations north of Chicago during the years ended December 31, 2016 and 2015.

(5)	Includes the impact of consolidating five months of CDW UK's financial results for the year ended December 31, 2015.

Consolidated Net sales growth on a constant currency basis
Consolidated Net sales increased $993 million, or 7.6%, to $13,982 million for the year ended December 31, 2016, compared to $12,989 million for the year ended December 31, 2015. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $1,070 million, or 8.3%, to $13,982 million for the year ended December 31, 2016, compared to $12,912 million for the year ended December 31, 2015.

	Years Ended December 31,
(in millions)	2016	2015	% Change	Average Daily % Change(1)
Net sales, as reported	$13,981.9	$12,988.7	7.6%	7.6%
Foreign currency translation (2)	—	(76.3)
Consolidated Net sales, on a constant currency basis	$13,981.9	$12,912.4	8.3%	8.3%

(1)	There were 254 selling days for the twelve months ended December 31, 2016 and 2015.

(2)
Represents the effect of translating the prior year results of CDW Canada and CDW UK at the average exchange rates applicable in the current year. Includes the impact of consolidating five months of CDW UK's financial results for the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Results of operations, in dollars and as a percentage of Net sales, for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$12,988.7	100.0%	$12,074.5	100.0%
Cost of sales	10,872.9	83.7	10,153.2	84.1
Gross profit	2,115.8	16.3	1,921.3	15.9
Selling and administrative expenses	1,226.0	9.4	1,110.3	9.2
Advertising expense	147.8	1.1	138.0	1.1
Income from operations	742.0	5.7	673.0	5.6
Interest expense, net	(159.5)	(1.2)	(197.3)	(1.6)
Net loss on extinguishments of long-term debt	(24.3)	(0.2)	(90.7)	(0.8)
Gain on remeasurement of equity investment	98.1	0.8	—	—
Other income, net	(9.3)	(0.1)	2.7	—
Income before income taxes	647.0	5.0	387.7	3.2
Income tax expense	(243.9)	(1.9)	(142.8)	(1.2)
Net income	$403.1	3.1%	$244.9	2.0%
Net sales

Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015		2014
(dollars in millions)	Net Sales	Percentage of Total Net sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate:
Medium/Large	$5,875.3	45.2%	$5,578.3	46.2%	$297.0	5.3%
Small Business	1,093.0	8.4	1,025.7	8.5	67.3	6.6
Total Corporate	6,968.3	53.6	6,604.0	54.7	364.3	5.5

Public:
Government	1,700.9	13.1	1,475.9	12.2	225.0	15.2
Education	1,818.8	14.0	1,838.7	15.2	(19.9)	(1.1)
Healthcare	1,663.9	12.8	1,623.7	13.4	40.2	2.5
Total Public	5,183.6	39.9	4,938.3	40.9	245.3	5.0

Other	836.8	6.4	532.2	4.4	304.6	57.2

Total Net sales	$12,988.7	100.0%	$12,074.5	100.0%	$914.2	7.6%

(1)	There were 254 selling days for the years ended December 31, 2015 and 2014.

Total Net sales in 2015 increased $914 million, or 7.6%, to $12,989 million, compared to $12,075 million in 2014, reflecting both organic Net sales growth and the impact of consolidating five months of CDW UK Net sales. Customer priorities continued to shift more towards integrated solutions, which drove higher growth in solutions sales compared to transactional product sales. Strong sales performance in solutions-focused products was driven by netcomm and server and server-related products. The growth in transactional products was led by notebooks/mobile devices, partially offset by a decline in desktop computers.

Organic Net sales, which excludes the impact of the acquisition of CDW UK, increased $563.5 million, or 4.7%, to $12,638.0 million in 2015, compared to $12,074.5 million in 2014. Organic Net sales on a constant currency basis, which excludes the impact of foreign currency translation, in 2015 increased $635.0 million, or 5.3%, to $12,638.0 million, compared to $12,003.0 million in 2014. For additional information, see “Non-GAAP Financial Measure Reconciliations” below.

Corporate segment Net sales in 2015 increased $364 million, or 5.5%, compared to 2014, driven by sales growth in both our Medium/Large and Small business customer channels and reflecting stronger performance in solutions sales compared to transactional product sales. Within our Corporate segment, Net sales to Medium/Large customers increased $297 million, or 5.3%, year over year, primarily due to strong sales performance in solutions-focused products driven by netcomm products and server and server-related products. Growth in transactional products was driven by notebook/mobile devices, partially offset by a decline in desktop computers. Net sales to Small business customers increased by $67 million, or 6.6%, between periods, driven by growth in notebooks/mobile devices and netcomm products, partially offset by a decline in desktop computers.

Public segment Net sales in 2015 increased $245 million, or 5.0%, between years, due to strong sales performance in Government and growth in Healthcare, partially offset by Education remaining relatively flat. Net sales to government customers increased $225 million, or 15.2%, between periods, as sales to both Federal and state/local government customers experienced mid-teens growth. The increase in Net sales to the Federal government was driven by growth in sales of netcomm products, software and enterprise storage, as we continued to benefit from strategic changes made to better align with new Federal government purchasing programs implemented last year. A continued focus on public safety drove the increase in Net sales to state/local government customers, which was led by netcomm products, notebooks/mobile devices and software, partially offset by a decline in desktop computers. Net sales to education customers decreased $20 million, or 1.1%, year over year, primarily due to declines in notebooks/mobile devices, partially offset by growth in netcomm products. Net sales to healthcare customers increased $40 million, or 2.5%, year over year, driven by growth in netcomm and server-related products, partially offset by declines in desktop computers and point-of-care technology carts, as some of our larger customers shifted priorities to reducing costs due to industry consolidation.

Net sales in Other in 2015 increased $305 million, or 57.2%, compared to 2014. Other is comprised of Canada and CDW UK. The increase in 2015 Net sales was driven by the impact of consolidating five months of CDW UK, partially offset by a decline in the US dollar-denominated Net sales of Canada. The Net sales of Canada in constant currency continued to grow during 2015 compared to 2014.

Gross profit

Gross profit increased $195 million, or 10.1%, to $2,116 million in 2015, compared to $1,921 million in 2014. As a percentage of Net sales, Gross profit increased 40 basis points to 16.3% in 2015, from 15.9% in 2014.

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

Selling and administrative expenses

Selling and administrative expenses increased $116 million, or 10.4%, to $1,226 million in 2015, compared to $1,110 million in 2014. As a percentage of total Net sales, Selling and administrative expenses increased 20 basis points to 9.4% in 2015, up from 9.2% in 2014. Sales payroll costs increased $60 million, or 12.0%, year over year, primarily due to increased sales compensation consistent with growth in solutions-related sales, an increase in Gross profit and consolidating five months of incremental CDW UK sales payroll costs. In addition, certain coworker costs increased $10.0 million, or 3.8%, during 2015 compared to the prior year, due to higher costs consistent with increased coworker count, primarily due to our acquisition of CDW UK. Total coworker count was 8,465 at December 31, 2015, up 1,254 from 7,211 at December 31, 2014. Amortization expense related to intangibles increased $17 million, or 9.2%, during 2015 compared to 2014, primarily due to incremental amortization expense related to the intangible assets arising from our acquisition of CDW UK. Non-cash equity-based compensation expense increased $15 million, or 90.7%, during 2015 compared to 2014, primarily due to annual equity awards granted under our 2013 Long-Term Incentive Plan in 2015, performance against long-term incentive program targets and equity awards granted in connection with our acquisition of CDW UK. In addition, we incurred $10 million of acquisition and integration costs in 2015 related to our acquisition of CDW UK.
Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change in Income from operations for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
	2015		2014
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Income from Operations
Segments: (1)
Corporate(2)	$500.8	7.2%	$460.6	7.0%	8.7%
Public(2)	328.6	6.3	303.9	6.2	8.1
Other(3)(4)	27.1	3.2	21.4	4.0	26.7
Headquarters (5)	(114.5)	nm*	(112.9)	nm*	1.5
Total Income from operations	$742.0	5.7%	$673.0	5.6%	10.3%

* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for certain Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

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

(5)
Includes Headquarters’ function costs that are not allocated to the segments. Certain Headquarters expenses have been allocated to CDW Canada in 2016. The prior period has been reclassified to conform to the current period presentation.

Income from operations was $742 million in 2015, an increase of $69 million, or 10.3%, compared to $673 million in 2014. Total operating margin increased 10 basis points to 5.7% in 2015, from 5.6% in 2014. Operating margin was positively impacted by the increase in gross profit margin, partially offset by an increase in Selling and administrative expenses as a percentage of Net sales. This increase was driven by higher Net sales and Gross profit.

Corporate segment income from operations was $501 million in 2015, an increase of $40 million, or 8.7%, compared to $461 million in 2014. Corporate segment operating margin increased 20 basis points to 7.2% in 2015, from 7.0% in 2014. This increase was driven by higher Net sales and Gross profit.

Public segment income from operations was $329 million in 2015, an increase of $25 million, or 8.1%, compared to $304 million in 2015. Public segment operating margin increased 10 basis points to 6.3% in 2015, from 6.2% in 2014. This increase was driven by higher Net sales and Gross profit.

Interest expense, net

At December 31, 2015, our outstanding long-term debt totaled $3,260 million, compared to $3,166 million at December 31, 2014, an increase of $94 million primarily due to the completion of the acquisition of CDW UK. Net interest expense in 2015 was $160 million, a decrease of $38 million, compared to $197 million in 2014. This decrease was primarily due to lower effective interest rates for 2015, compared to 2014 as a result of redemptions and refinancing activities completed during 2014 and 2015.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During 2015, we recorded a net loss on extinguishments of long-term debt of $24 million compared to $90 million in 2014.

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

(2)
We entered into a new $1,250 million five-year senior secured asset-based revolving credit facility (the “Revolving Loan”) on June 6, 2014. The Revolving Loan replaced our previous revolving loan credit facility that was to mature on June 24, 2016. The loss recognized represents the write-off of a portion of unamortized deferred financing costs.

Gain on remeasurement of equity investment

On August 1, 2015, we completed the acquisition of CDW UK by purchasing the remaining 65% of its outstanding common stock, which increased our ownership interest from 35% to 100% and provided us control. As a result, our previously held 35% equity investment was remeasured to fair value, resulting in a gain of $98 million recorded in Gain on remeasurement of equity investment in the Consolidated Statements of Operations.

Income tax expense

Income tax expense was $244 million in 2015, compared to $143 million in 2014. The effective income tax rate, expressed by calculating income tax expense or benefit as a percentage of income before income taxes, was 37.7% and 36.8% for 2015 and 2014, respectively.

For 2015, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes and withholding tax expense on the earnings of our Canadian business as a result of no longer asserting permanent reinvestment, which was partially offset by a deferred tax benefit as a result of a tax rate reduction in the UK For 2014, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes, including current year state income tax credits. The higher effective tax rate for 2015 as compared to 2014 was primarily attributable to higher state income taxes due to lower state income tax credits and the aforementioned Canadian withholding tax expense partially offset by the deferred tax benefit reflecting the tax rate reduction in the UK We are asserting that the unremitted earnings of our UK business are indefinitely reinvested.
Non-GAAP Financial Measure Reconciliations

We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin Organic Net sales growth and Organic Net sales growth on a constant currency basis for the years ended December 31, 2015 and 2014 below.

Non-GAAP net income

Non-GAAP net income was $504 million for the year ended December 31, 2015, an increase of $94 million, or 22.8%, compared to $410 million for the year ended December 31, 2014.

	Years Ended December 31,
(in millions)	2015	2014
Net income	$403.1	$244.9
Amortization of intangibles (1)	173.9	161.2
Non-cash equity-based compensation	31.2	16.4
Non-cash equity-based compensation related to equity investment(2)	20.0	—
Net loss on extinguishments of long-term debt	24.3	90.7
Acquisition and integration expenses(3)	10.2	—
Gain on remeasurement of equity investment(4)	(98.1)	—
Other adjustments (5)	3.7	(0.3)
Aggregate adjustment for income taxes (6)	(64.8)	(103.0)
Non-GAAP net income(7)	$503.5	$409.9

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to our acquisition of CDW UK.

(3)	Comprised of expenses related to CDW UK.

(4)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(5)	Primarily includes expenses related to the consolidation of office locations north of Chicago and secondary offering-related expenses.

(6)	Aggregate adjustment for income taxes consists of the following:

	Year Ended December 31,
	2015	2014
Total Non-GAAP adjustments	165.2	268.0
Weighted-average statutory effective rate	38.0%	39.0%
Income tax	(62.8)	(104.5)
Deferred tax adjustment due to law changes	(4.0)	—
Withholding tax expense on the unremitted earnings of our Canadian subsidiary	3.3	—
Non-deductible adjustments and other	(1.3)	1.5
Total aggregate adjustment for income taxes	$(64.8)	$(103.0)

(7)	Includes the impact of consolidating five months of CDW UK’s financial results for the year ended December 31, 2015.

Adjusted EBITDA

Adjusted EBITDA was $1,019 million for the year ended December 31, 2015, an increase of $112 million, or 12.3%, compared to $907 million for the year ended December 31, 2014. As a percentage of Net sales, Adjusted EBITDA was 7.8% and 7.5% for the years ended December 31, 2015 and 2014, respectively.

	Years Ended December 31,
(in millions)	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Net income	$403.1		$244.9
Depreciation and amortization	227.4		207.9
Income tax expense	243.9		142.8
Interest expense, net	159.5		197.3
EBITDA	1,033.9	8.0%	792.9	6.6%

Adjustments:
Non-cash equity-based compensation	31.2		16.4
Net loss on extinguishments of long-term debt	24.3		90.7
Loss (income) from equity investments(1)	10.1		(2.2)
Acquisition and integration expenses(2)	10.2		—
Gain on remeasurement of equity investment(3)	(98.1)		—
Other adjustments (4)	6.9		9.2
Total adjustments	(15.4)		114.1

Adjusted EBITDA(5)	$1,018.5	7.8%	$907.0	7.5%

(1)
Represents our share of net (income) loss from our equity investments. Our share of CDW UK's net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the acquisition.

(2)	Comprised of expenses related to CDW UK.

(3)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(4)
Primarily includes certain historical retention costs, unusual, non-recurring litigation matters, secondary-offering-related expenses and expenses related to the consolidation of office locations north of Chicago.

(5)	Includes the impact of consolidating five months for the year ended December 31, 2015 of CDW UK’s financial results.

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
Organic Net sales, which excludes the impact of the acquisition of CDW UK, increased $563.5 million, or 4.7%, to $12,638.0 million for the year ended December 31, 2015, compared to $12,074.5 million for the year ended December 31, 2014. Organic Net sales on a constant currency basis, which excludes the impact of foreign currency translation, for the year ended December 31, 2015 increased $635.0 million, or 5.3%, to $12,638.0 million, compared to $12,003.0 million for the year ended December 31, 2014.

	Years Ended December 31,
(in millions)	2015	2014	% Change
Net sales, as reported	$12,988.7	$12,074.5	7.6%
Impact of acquisition (1)	(350.7)	—
Organic Net sales	$12,638.0	$12,074.5	4.7%
Foreign currency translation (2)	—	(71.5)
Organic Net sales, on a constant currency basis	$12,638.0	$12,003.0	5.3%

(1)	Represents five months for the year ended December 31, 2015 of CDW UK's financial results.

(2)	Represents the effect of translating the prior year results of our Canadian subsidiary at the average exchange rates applicable in the current year.

Seasonality
While we have not historically experienced significant seasonality throughout the year, Net sales in our Corporate segment, which primarily serves private sector business customers, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, Net sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations. We also have $716 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($62 million as of December 31, 2016) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and stock repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
Long-Term Debt Activities
On August 17, 2016, we entered into a new seven-year $1,490 million aggregate principal amount senior secured term loan facility ("Term Loan"). The Term Loan was issued at a price that was 99.50% of par, which resulted in a discount of $7 million. Fees of $5 million were capitalized as deferred financing costs and are being amortized over the seven-year term on a straight-line basis. The Term Loan replaced the prior senior secured term loan facility that had an outstanding aggregate principal amount of $1,490 million.
On August 1, 2016, we entered into a new five-year £56 million ($69 million as of December 31, 2016) aggregate principal amount term loan facility ("CDW UK Term Loan"). The CDW UK Term Loan replaced the prior senior secured term loan facility (the “Prior CDW UK Term Loan Facility”) that had an outstanding aggregate principal amount of £56 million. In connection with this refinancing, the Prior CDW UK Term Loan Facility was amended to include both the CDW UK Term Loan and a £50 million revolving credit facility ("CDW UK Revolving Credit Facility"). The CDW UK Revolving Credit Facility replaced the prior £50 million revolving credit facility and expires on August 1, 2021.
Share Repurchase Program
During 2016, we repurchased 8.7 million shares of our common stock for $367 million under the previously announced $500 million share repurchase program. On May 4, 2016, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. For more information on our share repurchase program, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Acquisition
On August 1, 2015, we completed the acquisition of CDW UK by purchasing the remaining 65% of its outstanding common stock which, increased our ownership interest from 35% to 100% and provided us control. For further details regarding the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements.
Dividends
A summary of 2016 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.1075	February 9, 2016	February 25, 2016	March 10, 2016
$0.1075	May 4, 2016	May 25, 2016	June 10, 2016
$0.1075	August 2, 2016	August 25, 2016	September 12, 2016
$0.1600	November 1, 2016	November 25, 2016	December 12, 2016
$0.4825
On February 7, 2017, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share. The dividend will be paid on March 10, 2017 to all stockholders of record as of the close of business on February 24, 2017.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Years Ended December 31,
(in millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$604.0	$277.5	$435.0
Investing activities	(65.9)	(354.4)	(164.8)

Net change in accounts payable - inventory financing	143.6	95.9	75.5
Other financing activities	(448.2)	(322.4)	(187.5)
Financing activities	(304.6)	(226.5)	(112.0)

Effect of exchange rate changes on cash and cash equivalents	(7.4)	(3.5)	(1.8)
Net increase (decrease) in cash and cash equivalents	$226.1	$(306.9)	$156.4

Operating Activities
Cash flows from operating activities are as follows:

	Years Ended December 31,
(in millions)	2016	2015	Dollar Change
Net income	$424.4	$403.1	$21.3
Adjustments for the impact of non-cash items(1)	202.9	150.3	52.6
Net income adjusted for the impact of non-cash items(2)	627.3	553.4	73.9
Changes in assets and liabilities:
Accounts receivable(3)	(179.9)	(342.6)	162.7
Merchandise inventory	(68.5)	(31.5)	(37.0)
Accounts payable-trade(4)	225.1	100.5	124.6
Other	—	(2.3)	2.3
Net cash provided by operating activities	$604.0	$277.5	$326.5

(1)
Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense, Gain on remeasurement of equity method investment, Loss from equity method investment and net loss on extinguishments of long-term debt.

(2)
The change in cash flows reflected stronger operating results driven by Net sales growth and the impact of consolidating a full year of CDW UK financial results in 2016, compared to five months in 2015.

(3)
The change in cash flows was primarily due to an increase in collections during 2016 due to the higher accounts receivable balance as of December 31, 2015 driven by higher sales in our Public segment where customers generally take longer to pay than customers in our Corporate segment. In addition, the lower accounts receivable balances as of December 31, 2014, driven by early payments from certain customers, resulted in lower cash flows in the prior year period.

(4)	The increase in cash flows was primarily due to the timing of inventory purchases and longer payment terms with certain vendors.

	Years Ended December 31,
(in millions)	2015	2014	Dollar Change
Net income	$403.1	$244.9	$158.2
Adjustments for the impact of non-cash items(1)	150.3	231.9	(81.6)
Net income adjusted for the impact of non-cash items(2)	553.4	476.8	76.6
Changes in assets and liabilities:
Accounts receivable(3)	(342.6)	(117.6)	(225.0)
Merchandise inventory(4)	(31.5)	44.2	(75.7)
Accounts payable-trade(5)	100.5	43.7	56.8
Other	(2.3)	(12.1)	9.8
Net cash provided by operating activities	$277.5	$435.0	$(157.5)

(1)
Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense, Gain on remeasurement of equity method investment, Loss (income) from equity method investment and net loss on extinguishments of long-term debt.

(2)
The increase in cash flows reflected stronger operating results driven by organic sales growth and the impact of consolidating five months of CDW UK financial results. A decrease in interest expense, partially offset by higher income tax expense, also contributed to the strong operating results.

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
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2016	2015	2014
Days of sales outstanding (DSO) (1)	51	48	42
Days of supply in inventory (DIO) (2)	12	13	13
Days of purchases outstanding (DPO) (3)	(44)	(40)	(34)
Cash conversion cycle	19	21	21

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

The cash conversion cycle was 19 and 21 days at December 31, 2016 and 2015, respectively. The increase in DSO was primarily driven by higher Net sales and related Accounts receivable for third-party services such as SaaS, software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the balance sheet on a gross basis while the corresponding sales amount in the Statement of Operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the balance sheet without a corresponding cost of sale in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition to the impact of these services on DPO, DPO also increased due to the mix of payables with certain vendors that have longer payment terms.
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
Investing Activities
Net cash used in investing activities decreased $289 million in 2016 compared to 2015. The decrease in cash used was primarily due to the completion of the acquisition of CDW UK in 2015. Additionally, capital expenditures decreased $26 million to $64 million from $90 million for 2016 and 2015, respectively, primarily due to spending for our new office location in 2015.

Net cash used in investing activities increased $190 million in 2015 compared to 2014. The increase was primarily due to the completion of the acquisition of CDW UK by purchasing the remaining 65% of its outstanding common stock on August 1, 2015. Additionally, capital expenditures increased $35 million to $90 million from $55 million for 2015 and 2014, respectively, primarily for our new office location and an increase in spending related to improvements to our information technology systems.

Financing Activities
Net cash used in financing activities increased $78 million in 2016 compared to 2015. The increase was primarily driven by higher share repurchases during the year ended December 31, 2016 which resulted in an increase in cash used for financing activities of $126 million. The increase was partially offset by the changes in accounts payable-inventory financing, which resulted in an increase in cash provided for financing activities of $48 million. The increase in cash provided by accounts payable-inventory financing was primarily due to a new vendor added to our previously existing inventory financing agreement. For a description of the inventory financing transactions impacting each period, see Note 6 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements. For more information on our share repurchase program, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Net cash used in financing activities increased $115 million in 2015 compared to 2014. The increase was primarily driven by share repurchases during the year ended December 31, 2015 which resulted in an increase in cash used for financing activities of $241 million. For more information on our share repurchase program, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The increase was partially offset by the changes in accounts payable-inventory financing, which resulted in an increase in cash provided for financing activities of $20 million, and the net impact of our debt transactions which resulted in cash outflows of $7 million and $146 million during the years ended December 31, 2015 and 2014, respectively. The increase in cash provided by accounts payable-inventory financing was primarily due to a new vendor added to our previously existing inventory financing agreement. For a description of the debt transactions impacting each period, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Long-Term Debt and Financing Arrangements
As of December 31, 2016, we had total indebtedness of $3.2 billion, of which $1.6 billion was secured indebtedness. At December 31, 2016, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $892 million at December 31, 2016. The amount of restricted payment capacity for the CDW UK Term Loan was $131 million.
For additional details regarding our debt and refinancing activities, refer to Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases and asset retirement obligations. Our estimated future payments, based on undiscounted amounts, under contractual obligations that existed as of December 31, 2016, are as follows:

	Payments Due by Period
(in millions)	Total	< 1 year	1-3 years	4-5 years	> 5 years
Term Loan (1)	$1,792.3	$62.9	$185.8	$121.5	$1,422.1
CDW UK Term Loan (1)	74.0	1.2	21.7	51.1	—
Senior Notes due 2022 (2)	816.0	36.0	108.0	672.0	—
Senior Notes due 2023 (2)	708.8	26.3	78.8	52.5	551.2
Senior Notes due 2024 (2)	828.0	31.6	94.9	63.3	638.2
Operating leases (3)	22.6	4.9	12.1	5.6	—
Asset retirement obligations (4)	0.9	—	0.3	0.2	0.4
Total	$4,242.6	$162.9	$501.6	$966.2	$2,611.9

(1)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for variable rate debt were calculated using interest rates as of December 31, 2016. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

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

We leverage drop-shipment arrangements with many of our vendors and suppliers to deliver products to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. We recognize revenue on a gross basis as the principal in the transaction because we are the primary obligor in the arrangement, we assume inventory risk if the product is returned by the customer, we set the price of the product charged to the customer, we assume credit risk for the amounts invoiced, and we work closely with our customers to determine their hardware and software specifications. These arrangements generally represent approximately 45% to 55% of total Net sales, which includes approximately 20% to 30% related to electronic delivery for software licenses.
Revenue from professional services is recognized in either of two ways: services as an hourly rate (recognized using a percentage of completion model) or a fixed fee (recognized using a proportional performance model for the fixed fee). Revenues for cloud computing solutions including SaaS and IaaS arrangements with one time invoicing to the customer are recognized at the time of invoice. Revenues for data center services such as managed and remote managed services, server co-location, internet connectivity, data backup and storage, and SaaS and IaaS arrangements where the customer is invoiced over time are recognized over the period service is provided.
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
We record receivables from vendors related to these programs when the amounts are probable and reasonably estimable. Some programs are based on the achievement of specific targets, and we base our estimates on information provided by our vendors and internal information to assess our progress toward achieving those targets. If actual performance does not match our estimates, we may be required to adjust our receivables. We record reserves for vendor receivables for estimated losses due to vendors’

inability to pay or rejections by vendors of claims; however, if actual collections differ from our estimates, we may incur additional losses that could have a material impact on Gross profit and Income from operations.
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
Under the income approach, we determine fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The estimated future cash flows of each reporting unit are based on internally generated forecasts for the remainder of the respective reporting period and the next ten years. We use a range of 2.0-3.5% long-term assumed consolidated annual Net sales growth rate for periods after the ten-year forecast.
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
Under a qualitative assessment, the most recent quantitative assessment is the starting point to determine if it is more likely than not that the reporting unit’s fair value is less than its carrying value. As part of this qualitative assessment, we assess relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price and entity-specific events.
December 1, 2016 Impairment Analysis
We completed our annual impairment analysis as of December 1, 2016. For the Corporate, Public and Canada reporting units, we performed a qualitative analysis. We determined that it was more-likely-than-not that the individual fair values of the Corporate, Public and Canada reporting units exceeded the individual carrying values. As a result of this determination, the quantitative two-step impairment analysis was deemed unnecessary. Due to the substantial uncertainty regarding the impact of the Referendum on the United Kingdom’s (“UK”) Membership of the European Union (“EU”) advising for the exit of the UK from Europe, we performed a quantitative analysis of the CDW UK reporting unit. Based on the results of the quantitative analysis, we determined that the fair value of the CDW UK reporting unit exceeded its carrying value by 16% and no impairment existed. We identified that the most sensitive assumptions used in the quantitative analysis were Net sales growth and EBITDA margin and, although we believe our assumptions are reasonable based on current market conditions, actual results may vary significantly and could expose us to impairment charges in the future.
December 1, 2015 Impairment Analysis
We completed our annual impairment analysis as of December 1, 2015 by utilizing a qualitative assessment for all reporting units. We determined that it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. As a result of this determination, the quantitative two-step impairment analysis was deemed unnecessary.
Intangible assets
Intangible assets include customer relationships, trade names, internally developed software and other intangibles. Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The cost of software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful life. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. In addition, each quarter, we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If we were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.
During the years ended December 31, 2016 and 2015, we concluded our intangible assets with finite lives were not impaired and no changes to the remaining useful lives were necessary.
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
Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior secured asset-based revolving credit facility, our senior secured term loan facility and the CDW UK term loan are floating and, therefore, are subject to fluctuations. In order to manage the risk associated with changes in interest rates on borrowings under our senior secured term loan facility, we have entered into interest rate caps to add stability to interest expense and to manage our exposure to interest rate fluctuations.
As of December 31, 2016, we have interest rate cap agreements in effect through January 14, 2017 with a combined notional amount of $1,400.0, million which entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 2.0% during the agreement period.
In connection with the expiration of the interest rate cap agreements noted above in the first quarter of 2017, during the year ended December 31, 2016 we entered into new additional interest rate cap agreements in effect through December 31, 2018 with a combined notional amount of $1,400.0 million, which entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period. For additional details, see Note 8 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” for information on cash flows, interest rates and maturity dates of our debt obligations.
Foreign Currency Risk
We transact business in foreign currencies other than the US dollar, primarily the Canadian dollar and the British pound, which exposes us to foreign currency exchange rate fluctuations. Revenue and expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our international operating subsidiaries is the same as the corresponding local currency. Upon consolidation, as results of operations are translated, operating results may differ from expectations. The direct effect of foreign currency fluctuations on our results of operations has not been material as the majority of our results of operations are denominated in US dollars.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CDW Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDW Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2017

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$263.7	$37.6
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $6.0, respectively	2,168.6	2,017.4
Merchandise inventory	452.0	393.1
Miscellaneous receivables	234.9	198.4
Prepaid expenses and other	118.9	144.3
Total current assets	3,238.1	2,790.8
Property and equipment, net	163.7	175.4
Goodwill	2,455.0	2,500.4
Other intangible assets, net	1,055.6	1,276.4
Other assets	36.0	12.3
Total Assets	$6,948.4	$6,755.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$1,072.9	$866.5
Accounts payable-inventory financing	580.4	439.6
Current maturities of long-term debt	18.5	27.2
Deferred revenue	172.6	151.9
Accrued expenses:
Compensation	167.6	120.4
Interest	25.1	25.1
Sales taxes	38.0	38.1
Advertising	55.8	52.3
Other	149.8	166.2
Total current liabilities	2,280.7	1,887.3
Long-term liabilities:
Debt	3,215.9	3,232.5
Deferred income taxes	369.2	469.6
Other liabilities	37.1	70.0
Total long-term liabilities	3,622.2	3,772.1
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 160.3 and 168.2 shares issued and outstanding, respectively	1.6	1.7
Paid-in capital	2,857.3	2,806.9
Accumulated deficit	(1,673.8)	(1,651.6)
Accumulated other comprehensive loss	(139.6)	(61.1)
Total stockholders’ equity	1,045.5	1,095.9
Total Liabilities and Stockholders’ Equity	$6,948.4	$6,755.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts)

	Years Ended December 31,
	2016	2015	2014
Net sales	$13,981.9	$12,988.7	$12,074.5
Cost of sales	11,654.7	10,872.9	10,153.2
Gross profit	2,327.2	2,115.8	1,921.3
Selling and administrative expenses	1,345.1	1,226.0	1,110.3
Advertising expense	162.9	147.8	138.0
Income from operations	819.2	742.0	673.0
Interest expense, net	(146.5)	(159.5)	(197.3)
Net loss on extinguishments of long-term debt	(2.1)	(24.3)	(90.7)
Gain on remeasurement of equity investment	—	98.1	—
Other income (expense), net	1.8	(9.3)	2.7
Income before income taxes	672.4	647.0	387.7
Income tax expense	(248.0)	(243.9)	(142.8)
Net income	$424.4	$403.1	$244.9

Net income per common share:
Basic	$2.59	$2.37	$1.44
Diluted	$2.56	$2.35	$1.42

Weighted-average common shares outstanding:
Basic	163.6	170.3	170.6
Diluted	166.0	171.8	172.8

Cash dividends declared per common share	$0.4825	$0.3100	$0.1950

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$424.4	$403.1	$244.9
Foreign currency translation (net of tax (expense) benefit of ($0.2) million, ($0.3) million and $0.5 million, respectively)	(78.5)	(44.5)	(10.3)
Other comprehensive loss, net of tax	(78.5)	(44.5)	(10.3)
Comprehensive income	$345.9	$358.6	$234.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	172.0	$1.7	$2,688.1	$(1,971.8)	$(6.3)	$711.7
Equity-based compensation expense	—	—	—	—	16.4	—	—	16.4
Stock option exercises	—	—	—	—	1.3	—	—	1.3
Excess tax benefits from equity-based compensation	—	—	—	—	0.3	—	—	0.3
Coworker stock purchase plan	—	—	0.2	—	5.8	—	—	5.8
Dividends paid	—	—	—	—	—	(33.6)	—	(33.6)
Net income	—	—	—	—	—	244.9	—	244.9
Foreign currency translation	—	—	—	—	—	—	(10.3)	(10.3)
Balance at December 31, 2014	—	$—	172.2	$1.7	$2,711.9	$(1,760.5)	$(16.6)	$936.5
Equity-based compensation expense	—	—	—	—	28.3	—	—	28.3
Stock option exercises	—	—	0.1	—	2.4	—	—	2.4
Common stock issued for equity-based compensation	—	—	0.3	—	—	—	—	—
Excess tax benefits from equity-based compensation	—	—	—	—	0.6	—	—	0.6
Coworker stock purchase plan	—	—	0.3	—	8.7	—	—	8.7
Common stock issued for acquisition of business	—	—	1.6	—	55.0	—	—	55.0
Dividends paid	—	—	—	—	—	(52.9)	—	(52.9)
Net income	—	—	—	—	—	403.1	—	403.1
Repurchases of common stock	—	—	(6.3)	—	—	(241.3)	—	(241.3)
Foreign currency translation	—	—	—	—	—	—	(44.5)	(44.5)
Balance at December 31, 2015	—	$—	168.2	$1.7	$2,806.9	$(1,651.6)	$(61.1)	$1,095.9
Equity-based compensation expense	—	—	—	—	33.2	—	—	33.2
Stock option exercises	—	—	0.4	—	7.4	—	—	7.4
Common stock issued for equity-based compensation	—	—	0.2	—	—	—	—	—
Coworker Stock Purchase Plan	—	—	0.2	—	9.3	—	—	9.3
Dividends paid	—	—	—	—	0.5	(79.2)	—	(78.7)
Net income	—	—	—	—	—	424.4	—	424.4
Repurchases of common stock	—	—	(8.7)	(0.1)	—	(367.4)	—	(367.5)
Foreign currency translation	—	—	—	—	—	—	(78.5)	(78.5)
Balance as of December 31, 2016	—	$—	160.3	$1.6	$2,857.3	$(1,673.8)	$(139.6)	$1,045.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$424.4	$403.1	$244.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254.5	227.4	207.9
Equity-based compensation expense	39.2	31.2	16.4
Deferred income taxes	(97.2)	(54.5)	(89.1)
Amortization of deferred financing costs, debt premium and debt discount, net	6.5	6.4	6.4
Net loss on extinguishments of long-term debt	2.1	24.3	90.7
Loss (income) from equity investments	—	11.2	(1.2)
Gain on remeasurement of equity investment	—	(98.1)	—
Mark-to-market (gain) loss on interest rate cap agreements	(2.6)	2.1	0.4
Other	0.4	0.3	0.4
Changes in assets and liabilities:
Accounts receivable	(179.9)	(342.6)	(117.6)
Merchandise inventory	(68.5)	(31.5)	44.2
Other assets	(50.1)	(71.2)	(18.7)
Accounts payable-trade	225.1	100.5	43.7
Other current liabilities	80.2	47.5	1.7
Long-term liabilities	(30.1)	21.4	4.9
Net cash provided by operating activities	604.0	277.5	435.0
Cash flows from investing activities:
Capital expenditures	(63.5)	(90.1)	(55.0)
Payment for equity investment	—	—	(86.8)
Payment of accrued charitable contribution related to the MPK Coworker Incentive Plan II	—	—	(20.9)
Premium payments on interest rate cap agreements	(2.4)	(0.5)	(2.1)
Acquisition of business, net of cash acquired	—	(263.8)	—
Net cash used in investing activities	(65.9)	(354.4)	(164.8)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	338.8	314.5	—
Repayments of borrowings under revolving credit facility	(338.8)	(314.5)	—
Repayments of long-term debt	(20.6)	(32.8)	(15.4)
Proceeds from issuance of long-term debt	1,483.0	525.0	1,175.0
Payments to extinguish long-term debt	(1,490.4)	(525.3)	(1,299.0)
Net change in other long-term obligation	15.7	—	—
Payments of debt financing costs	(5.9)	(6.8)	(21.9)
Net change in accounts payable-inventory financing	143.6	95.9	75.5
Proceeds from stock option exercises	7.4	2.4	1.3
Proceeds from Coworker Stock Purchase Plan	9.3	8.7	5.8
Repurchases of common stock	(367.4)	(241.3)	—
Dividends paid	(78.7)	(52.9)	(33.6)
Excess tax benefits from equity-based compensation	—	0.6	0.3
Principal payments under capital lease obligations	(0.6)	—	—
Net cash used in financing activities	(304.6)	(226.5)	(112.0)
Effect of exchange rate changes on cash and cash equivalents	(7.4)	(3.5)	(1.8)
Net increase (decrease) in cash and cash equivalents	226.1	(306.9)	156.4
Cash and cash equivalents – beginning of period	37.6	344.5	188.1
Cash and cash equivalents – end of period	$263.7	$37.6	$344.5
Supplementary disclosure of cash flow information:
Interest paid	$(144.3)	$(154.6)	$(195.8)
Taxes paid, net	$(329.2)	$(300.2)	$(241.2)

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
On August 1, 2015, the Company completed the acquisition of Kelway TopCo Limited (“Kelway”), a UK-based IT solutions provider with global offerings by purchasing the remaining 65% of its outstanding common stock, which increased the Company’s ownership interest from 35% to 100% and provided the Company control. In 2016 Kelway was rebranded CDW UK. For further information regarding the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the US Securities and Exchange Commission (“SEC”).
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks in establishing the allowance.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of the assets. Property and equipment are reviewed annually to determine whether there is any impairment. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Leasehold improvements are amortized over the shorter of their estimated useful lives or the initial lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated useful lives of property and equipment are as follows:

Classification	Estimated Useful Lives
Machinery and equipment	5 to 10 years
Building and leasehold improvements	4 to 25 years
Computer and data processing equipment	3 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	4 to 10 years
The Company has asset retirement obligations associated with commitments to return property subject to the terms of operating leases to its original condition upon lease termination. The Company’s asset retirement liability was less than $1 million and $2 million at December 31, 2016 and 2015, respectively.
Equity Investments
If the Company is not required to consolidate its investment in another entity because it does not have control, the Company uses the equity method if it (i) can exercise significant influence over the other entity and (ii) holds common stock of the other entity. Under the equity method, investments are carried at cost, plus or minus the Company’s share of equity in the increases and decreases in the investee’s net assets after the date of acquisition and adjustments for basis differences. The Company’s share of the income or loss of equity method investees is included in Other income (expense), net in the Consolidated Statements of Operations.
Goodwill
The Company performs an evaluation of goodwill, utilizing either a quantitative or qualitative impairment test, on an annual basis, or more frequently if circumstances indicate a potential impairment. The annual test for impairment is

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under the income approach, the Company determines fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The estimated future cash flows of each reporting unit is based on internally generated forecasts for the remainder of the respective reporting period and the next ten years. The Company uses a range of 2.0%-3.5% long-term assumed consolidated annual Net sales growth rate for periods after the ten-year forecast.
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
Deferred Financing Costs
Deferred financing costs, such as underwriting, financial advisory, professional fees and other similar fees are capitalized and recognized in Interest expense, net over the estimated life of the related debt instrument using the effective interest method or straight-line method, as applicable. The Company classifies deferred financing costs as a direct deduction from the carrying value of the long-term debt liability on the Consolidated Balance Sheets, except for deferred financing

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs associated with line-of-credit arrangements which are presented as an asset, within “Other assets” on the Consolidated Balance Sheets.
Derivatives
The Company has entered into interest rate cap agreements for the purpose of economically hedging its exposure to fluctuations in interest rates. These derivatives are recorded at fair value on the Consolidated Balance Sheets.
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
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are included in Stockholders’ equity under Accumulated other comprehensive loss.
The components of accumulated other comprehensive loss are as follows:

	Years Ended December 31,
(in millions)	2016	2015	2014
Foreign currency translation	$(139.6)	$(61.1)	$(16.6)
Accumulated other comprehensive loss	$(139.6)	$(61.1)	$(16.6)
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
Revenues from the sales of hardware products and software licenses are generally recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. These items can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier, or (iii) via electronic delivery for software licenses. At the time of sale, the Company records an estimate for sales returns and allowances based on historical experience. The Company’s vendor partners warrant most of the products the Company sells.
The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses, thereby increasing efficiency and reducing

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs. The Company recognizes revenue for drop-shipment arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination.
Revenue from professional services is either recognized as provided for services billed at an hourly rate, recognized using a percentage of completion model for fixed fee project work or recognized using a proportional performance model for services provided at a fixed fee. Revenues for cloud computing solutions including Software as a Service (“SaaS”) and Infrastructure as a Service (“IaaS”) arrangements with one time invoicing to the customer are recognized at the time of invoice. Revenues for data center services such as managed and remote managed services, server co-location, internet connectivity, data backup and storage, and SaaS and IaaS arrangements where the customer is invoiced over time are recognized over the period service is provided.
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
The Company also sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a separate unit of accounting, total arrangement consideration is allocated based upon the relative selling prices of each element. The allocated arrangement consideration is recognized as revenue in accordance with the principles described above. Relative selling prices are determined by using vendor specific objective evidence (“VSOE”) if it exists. Otherwise, selling prices are determined using third-party evidence (“TPE”). If neither VSOE or TPE is available, the Company uses its best estimate of selling prices.
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
Sales Taxes
Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Consolidated Statements of Operations.
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
Interest Expense
Interest expense is recognized in the period incurred at the applicable interest rate in effect.
Foreign Currency Translation
The Company’s functional currency is the US dollar. The functional currency of the Company’s international operating subsidiaries is generally the same as the corresponding local currency. Assets and liabilities of the international operating subsidiaries are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of the international operating subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as Accumulated other comprehensive loss, which is reflected as a separate component of Stockholders’ equity.
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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), providing guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU 2016-15 is effective for the Company beginning in the first quarter of 2018 and allows for early adoption. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
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
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requiring the recognition of the excess tax benefits of stock awards in the provision for income taxes in the income statement when the awards are settled and allowing the Company to repurchase more of an employee's shares for tax withholding purposes than allowed under current guidance, without triggering liability accounting. This ASU also addresses simplifications related to statement of cash flows classification and

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting for forfeitures. This ASU is effective for the Company beginning in the first quarter of 2017 and allows for early adoption. The Company elected to early adopt ASU 2016-09 in the third quarter of 2016, requiring the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. As a result of the adoption of this ASU, the Company recorded a $2 million tax benefit in its Consolidated Financial Statements for the year ended December 31, 2016.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The ASU, as amended, will be effective for the Company beginning in the first quarter of 2018, and allows for early adoption in the first quarter of 2017. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).
The Company has established a cross-functional implementation. The Company utilized a bottom-up approach to analyze the impact of the standard on its contract portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. In addition, the Company identified, and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team has reported the findings and progress of the project to management and the Audit Committee on a frequent basis.
The Company will adopt the guidance on January 1, 2018. The current preferred method of adoption is the full retrospective method. The Company’s ability to adopt using the full retrospective method is dependent on system readiness and the completion of its analysis of information necessary to recast prior period financial statements. Based on these factors, the Company may decide to use the cumulative catch-up transition method.
While the Company is continuing to assess all potential impacts of the standard, it expects the accounting for bill and hold transactions under the new standard will result in revenue for certain of those arrangements being recognized earlier than under current GAAP. The precise impact will be dependent on contract-specific terms. As of December 31, 2016, total bill and hold transactions deferred on the balance sheet was $78 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill in the amount of $306 million was recognized in the acquisition of CDW UK and is attributable to the business from new customers and the value of the acquired assembled workforce. The goodwill was allocated to the CDW UK operating segment which is included with Canada in an all other category (“Other”). The full amount of goodwill recognized is not deductible for income tax purposes in the United Kingdom.
The unaudited pro forma Consolidated Statements of Operations in the table below summarizes the combined results of operations of the Company and CDW UK, as if the acquisition had been completed on January 1, 2014, and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for equity-based compensation, acquisition and integration costs, incremental intangible asset amortization based on the fair values of each identifiable intangible asset, which are subject to change within the measurement period, pre-acquisition equity earnings, the gain on the remeasurement of the Company’s previously held 35% equity method investment, elimination of pre-acquisition intercompany sales transactions and the impacts of certain other pre-acquisition transactions. Pro forma adjustments were tax-effected at the statutory rates within the applicable jurisdictions.
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
The unaudited pro forma Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
(in millions)	2015	2014
Net sales	$13,507.6	$12,933.1
Net income	363.7	243.1
The unaudited pro forma information above reflects the following adjustments:

(1)	Excludes acquisition and integration expenses directly related to the transaction.

(2)	Includes additional amortization expense related to the fair value of acquired intangibles.

(3)	Excludes the gain of resulting from the remeasurement of the Company’s previously held 35% equity investment to fair value upon the completion of the acquisition.

(4)	Excludes the Company’s share of net income/loss from its previously held 35% equity investment prior to the completion of the acquisition.

(5)	Excludes non-cash equity-based compensation related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the completion of the acquisition.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Includes additional non-cash equity-based compensation related to equity awards granted to CDW UK coworkers after the completion of the acquisition.

(7)	Includes the elimination of inter-company sales transactions prior to the completion of the acquisition.

4.	Property and Equipment
Property and equipment consists of the following:

	December 31,
(in millions)	2016	2015
Land	$27.7	$27.7
Machinery and equipment	43.2	56.8
Building and leasehold improvements	120.4	126.7
Computer and data processing equipment	101.7	99.6
Computer software	10.8	10.3
Furniture and fixtures	23.8	29.4
Construction in progress	20.4	23.9
Property and equipment	348.0	374.4
Less: accumulated depreciation	(184.3)	(199.0)
Property and equipment, net	$163.7	$175.4
During 2016, 2015 and 2014, the Company recorded disposals of $50 million, $17 million and $32 million, respectively, to remove assets that were no longer in use from property and equipment. The Company recorded a pre-tax loss of less than $1 million for all periods for certain disposed assets that were not fully depreciated.
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $38 million, $29 million and $26 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill by reportable segment for the years ended December 31, 2016 and 2015 are as follows:

(in millions)	Corporate	Public	Other (1)	Consolidated
Balances as of December 31, 2014:
Goodwill	$2,803.2	$1,265.4	$102.8	$4,171.4
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	1,231.8	911.3	74.5	2,217.6
2015 Activity:
Foreign currency translation	—	—	(22.4)	(22.4)
Acquisition (2)	—	—	305.2	305.2
	—	—	282.8	282.8
Balances as of December 31, 2015:
Goodwill	2,803.2	1,265.4	385.6	4,454.2
Accumulated impairment charges	(1,571.4)	(354.1)	(28.3)	(1,953.8)
	1,231.8	$911.3	$357.3	2,500.4
2016 Activity:
Foreign currency translation	$—	$—	$(45.4)	$(45.4)
CDW Advanced Services Allocation(3)	28.2	18.3	(46.5)	—
	28.2	18.3	(91.9)	(45.4)
Balances as of December 31, 2016:
Goodwill	$2,831.4	$1,283.7	$293.7	$4,408.8
Accumulated impairment charges	$(1,571.4)	$(354.1)	$(28.3)	$(1,953.8)
	$1,260.0	$929.6	$265.4	$2,455.0

(1)	Other is comprised of Canada and CDW UK reporting units.

(2)	For further information regarding the addition to goodwill resulting from the Company’s acquisition of CDW UK, see Note 3 (Acquisition).

(3)	Effective January 1, 2016, the CDW Advanced Services business is included in the Company's Corporate and Public segments.
December 1, 2016 Impairment Analysis
The Company completed its annual impairment analysis as of December 1, 2016. For the Corporate, Public and Canada reporting units, the Company performed a qualitative analysis. The Company determined that it was more-likely-than-not that the individual fair values of the Corporate, Public and Canada reporting units exceeded the respective carrying values. As a result of this determination, the quantitative two-step impairment analysis was deemed unnecessary. Due to the substantial uncertainty regarding the impact of the Referendum on the United Kingdom’s (“UK”) Membership of the European Union (“EU”), advising for the exit of the UK from Europe, the Company performed a quantitative analysis of the CDW UK reporting unit. Based on the results of the quantitative analysis, the Company determined that the fair value of the CDW UK reporting unit exceeded its carrying value and no impairment existed.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets
A summary of intangible assets at December 31, 2016 and 2015 is as follows:

(in millions)
December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts	$2,084.6	$(1,322.7)	$761.9
Trade name	422.1	(195.2)	226.9
Internally developed software	142.6	(77.7)	64.9
Other	6.0	(4.1)	1.9
Total	$2,655.3	$(1,599.7)	$1,055.6

December 31, 2015
Customer relationships	$2,128.3	$(1,162.0)	$966.3
Trade name	422.3	(173.9)	248.4
Internally developed software	136.5	(77.7)	58.8
Other	5.8	(2.9)	2.9
Total	$2,692.9	$(1,416.5)	$1,276.4
During the years ended December 31, 2016 and 2015, the Company recorded disposals of $29 million and $6 million, respectively, to remove fully amortized internally developed software assets that were no longer in use.
Amortization expense related to intangible assets for the years ended December 31, 2016, 2015 and 2014 was $216 million, $199 million and $182 million, respectively.
Estimated future amortization expense related to intangible assets for the next five years is as follows:

(in millions)
Years ending December 31,	Estimated Future Amortization Expense
2017	$213.7
2018	198.9
2019	181.4
2020	154.1
2021	70.8

6.	Inventory Financing Agreements
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
Amounts included in accounts payable-inventory financing are as follows:

	December 31,
(in millions)	2016	2015
Revolving Loan inventory financing agreement	$558.3	$427.0
Other inventory financing agreements	22.1	12.6
Accounts payable-inventory financing	$580.4	$439.6
As described in Note 8 (Long-Term Debt), the Company’s senior secured asset-based revolving credit facility incorporates an inventory floorplan sub-facility. In connection with the floorplan sub-facility, the Company maintains an inventory

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors (the “Revolving Loan inventory financing agreement”). Amounts outstanding under the Revolving Loan inventory financing agreement are unsecured and non-interest bearing.
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. As of December 31, 2016 and 2015, amounts owed under other inventory financing agreements were $22 million and $13 million, respectively, of which $3 million and $1 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

7.	Lease Commitments
The Company is obligated under various non-cancelable operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2016, 2015 and 2014, rent expense under these lease arrangements was $27 million, $25 million and $21 million, respectively. Capital leases included in property and equipment are not material.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows:

(in millions)
Years ending December 31,	Future Minimum Lease Payments
2017	$22.9
2018	21.0
2019	20.6
2020	20.0
2021	13.7
Thereafter	42.1
Total future minimum lease payments	$140.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Long-Term Debt
Long-term debt as of December 31, 2016 and 2015 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount, Premium, and Deferred Financing Costs	Total
Year Ended December 31, 2016
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.3%	1,483.0	(14.9)	1,468.1
CDW UK term loan	1.8%	69.1	(1.6)	67.5
Senior notes due August 15, 2022	6.0%	600.0	(5.6)	594.4
Senior notes due September 1, 2023	5.0%	525.0	(5.3)	519.7
Senior notes due December 1, 2024	5.5%	575.0	(6.0)	569.0
Other long-term obligations		15.7	—	15.7
Total long-term debt		3,267.8	(33.4)	3,234.4
Less current maturities of long-term debt		(18.5)	—	(18.5)
Long-term debt, excluding current maturities		$3,249.3	$(33.4)	$3,215.9

Year Ended December 31, 2015
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.3%	1,498.1	(6.7)	1,491.4
CDW UK term loan	2.0%	88.4	(0.6)	87.8
Senior notes due August 15, 2022	6.0%	600.0	(6.6)	593.4
Senior notes due September 1, 2023	5.0%	525.0	(6.2)	518.8
Senior notes due December 1, 2024	5.5%	575.0	(6.7)	568.3
Total long-term debt		3,286.5	(26.8)	3,259.7
Less current maturities of long-term debt		(27.2)	—	(27.2)
Long-term debt, excluding current maturities		$3,259.3	$(26.8)	$3,232.5

Senior Secured Asset-backed Revolving Credit Facility (“Revolving Loan”)
The Revolving Loan is a $1,250 million senior secured asset-based credit facility that matures on June 6, 2019. The Revolving Loan provides availability for borrowings and issuance of letters of credit. In addition, the Revolving Loan includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.
Borrowings under the Revolving Loan are limited by a borrowing base. As of December 31, 2016, the Company had $1 million of undrawn letters of credit, $533 million reserved for the floorplan sub-facility and a borrowing base of $1,479 million, which is based on the amount of eligible inventory and accounts receivable balances as of November 30, 2016. As of December 31, 2016, the Company could have borrowed up to an additional $716 million under the Revolving Loan. Borrowings are also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lower of (i) $125 million and (ii) the greater of (A) 10.0% of the borrowing base and (B) $100 million, the lenders are not required to lend additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio, as defined, is at least 1.00 to 1.00.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR, or (ii) the Alternate Base Rate (“ABR”) with the ABR being the greater of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.50% to 2.00% for LIBOR borrowings and 0.50% to 1.00% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan and is subject to a reduction of 0.25% if, and for as long as, CDW LLC’s corporate credit rating from Standard & Poor’s Rating Services is BB or better and CDW LLC’s corporate family rating from Moody’s Investors Service, Inc. is Ba3 or better (in each case with stable or better outlook). The rate reduction is currently applicable as the Company has met the requirement.
CDW UK Revolving Credit Facility (“UK Facility”)
The CDW UK Term Loan agreement, discussed below, includes the UK Revolving Credit Facility. The UK Facility is a multi-currency revolving credit facility expiring on August 1, 2021, under which CDW UK is permitted to borrow an aggregate amount of £50 million ($62 million as of December 31, 2016).
Senior Secured Term Loan Facility (“Term Loan”)
On August 17, 2016, the Company entered into a new seven-year $1,490 million aggregate principal amount Term Loan at a price of 99.5% of par, resulting in a discount of $7 million. Fees of $5 million were capitalized as deferred financing costs. The discount and fees are being amortized over the term of the notes on a straight-line basis. The Term Loan replaced the prior senior secured term loan facility (the “Prior Term Loan Facility”) that had an outstanding aggregate principal amount of $1,490 million. In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $2 million, representing the write-off of a portion of the unamortized deferred financing costs and unamortized discount related to the Prior Term Loan Facility.
The Company is required to make quarterly principal payments of 0.25% of the original principal amount on the Term Loan, with remaining principal amount payable at maturity date of April 17, 2023. Borrowings under the Term Loan bear interest at either (a) the alternate base rate (“ABR”) plus a margin or (b) LIBOR plus a margin; provided that for the purposes of the Term Loan, LIBOR shall not be less than 0.75% per annum at any time (“LIBOR Floor”). The margin is based upon a net leverage ratio as defined in the Term Loan which is 1.25% for ABR borrowings and 2.25% for LIBOR borrowings. As of December 31, 2016, an interest rate of 3.25% was in effect, which represents the LIBOR rate of 1.00% plus a 2.25% margin.
CDW UK Term Loan
On August 1, 2016, the Company entered into a new five-year £56 million ($69 million as of December 31, 2016) aggregate principal amount term loan facility (the “CDW UK Term Loan”), which replaced the prior senior secured term loan facility (the “Prior CDW UK Term Loan Facility”) that had an outstanding aggregate principal amount of £56 million. Fees of less than $1 million were capitalized as deferred financing costs and are being amortized over the term of the loan on a straight-line basis.
Commencing during the quarter ending September 30, 2018, the Company is required to make annual principal installments of £5 million with the remaining principal amount payable on the maturity date of August 1, 2021. Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of December 31, 2016, an interest rate of 1.77% was in effect, which represents LIBOR plus a 1.40% margin.
In connection with this refinancing, the Prior CDW UK Term Loan Facility was amended to include both the CDW UK Term Loan and a £50 million ($62 million as of December 31, 2016) revolving credit facility (the “CDW UK Revolving Credit Facility”).
6.0% Senior Notes due 2022 (“2022 Senior Notes”)
At December 31, 2016, the outstanding principal amount of the 2022 Senior Notes was $600 million. The 2022 Senior Notes will mature on August 15, 2022 and bear interest at a rate of 6.0% per annum, payable semi-annually on February 15 and August 15 of each year. The first interest payment date was February 15, 2015.
5.0% Senior Notes due 2023 (“2023 Senior Notes”)
At December 31, 2016, the outstanding principal amount of the 2023 Senior Notes was $525 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2015, CDW LLC and CDW Finance Corporation, as co-issuers, completed the issuance of $525 million aggregate principal amount of 2023 Senior Notes at par. Fees of $7 million related to the 2023 Senior Notes were capitalized as deferred financing costs and are being amortized over the term of the notes on a straight-line basis. The 2023 Notes will mature on September 1, 2023 and bear interest rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
5.5% Senior Notes due 2024 (“2024 Senior Notes”)
At December 31, 2016, the outstanding principal amount of the 2024 Senior Notes was $575 million. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.5% per annum, payable semi-annually on June 1 and December 1 of each year.
Debt Guarantors, Covenants and Restrictions
CDW LLC is the borrower under the Term Loan and Revolving Loan. CDW LLC and CDW Finance Corporation are the co-issuers of the 2022, 2023 and 2024 Senior Notes (“Senior Notes”). The obligations under the Term Loan, the Revolving Loan and the Senior Notes are guaranteed by Parent and each of CDW LLC’s direct and indirect, wholly owned, US subsidiaries (the “Guarantors”).
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 6 (Inventory Financing Agreements) deposits, and accounts receivable, and a second priority interest in substantially all US assets.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 6 (Inventory Financing Agreements) deposits, and accounts receivable, and by a first priority interest in substantially all other U.S. assets.
As of December 31, 2016, the Company remained in compliance with the covenants under its various credit agreements. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates. As of December 31, 2016, the amount of CDW’s restricted payment capacity under the Term Loan was $892 million. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25 on a pro forma basis. The total net leverage ratio was 2.68 as of December 31, 2016.
Each of the Senior Notes indentures contain negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to enter into sale and lease-back transactions, incur additional secured indebtedness and create liens. The indenture governing each of the Senior Notes do not contain any financial covenants.
The CDW UK Term Loan Agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of December 31, 2016, the amount of restricted payment capacity under the CDW UK Term Loan was $131 million.
Long-Term Debt Maturities
A summary of Long term debt maturities is as follows:

(in millions)
Years ending December 31,
2017	18.4
2018	24.8
2019	25.1
2020	25.3
2021	65.4
Thereafter	3,108.8
$3,267.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value
The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes and Term Loan are classified as Level 2 within the fair value hierarchy. The carrying value of the CDW UK Term Loan was £56 million ($69 million), which approximated fair value due to the short period of time between the issuance of this loan on August 1, 2016 and December 31, 2016. The fair value of the CDW UK Term Loan was estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar arrangements. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	December 31,
(in millions)	2016	2015
Fair value	$3,334.8	$3,330.4
Carrying value	3,267.8	3,286.5
Interest Rate Cap Agreements
In order to manage the risk associated with changes in interest rates on borrowings under the Term Loan, the Company maintains interest rate cap agreements.
During the year ended December 31, 2016, the Company entered into interest rate cap agreements at a rate of 1.5% with a combined notional value of $1,400 million. The Company paid the counterparties premiums totaling $2 million in exchange for the right to receive payments equal to the amount, if any, by which the three-month LIBOR exceeds 1.5% during the agreement period. These interest rate cap agreements are effective from January 17, 2017 to December 31, 2018. These interest rate cap agreements replaced the previous interest rate cap agreements with the same notional amount which expired in January 2017.
The Company’s interest rate cap agreements have not been designated as cash flow hedges for GAAP accounting purposes. The interest rate cap agreements are recorded at fair value on the Company’s consolidated balance sheet in Other Assets each period, with changes in fair value recorded directly to interest expense in the Company’s Consolidated Statements of Operations. The fair value of the Company’s interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider.
The fair value of the interest rate cap agreements was $5 million and less than $1 million at December 31, 2016 and 2015 respectively.

9.	Income Taxes
Income before income taxes was taxed under the following jurisdictions:

	Years Ended December 31,
(in millions)	2016	2015	2014
Domestic	$635.5	$626.4	$366.6
Foreign	36.9	20.6	21.1
Total	$672.4	$647.0	$387.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Income tax expense (benefit) consist of the following:

	Years Ended December 31,
(in millions)	2016	2015	2014
Current:
Federal	$295.7	$258.5	$206.8
State	34.9	28.6	19.3
Foreign	16.8	10.1	5.8
Total current	347.4	297.2	231.9
Deferred:
Domestic	(90.5)	(48.5)	(89.0)
Foreign	(8.9)	(4.8)	(0.1)
Total deferred	(99.4)	(53.3)	(89.1)
Income tax expense	$248.0	$243.9	$142.8
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate is as follows:

	Years Ended December 31,
(dollars in millions)	2016		2015		2014
Statutory federal income tax rate	$235.4	35.0%	$226.4	35.0%	$135.7	35.0%
State taxes, net of federal effect	17.8	2.6	16.5	2.6	6.5	1.6
Tax benefit of equity awards	(1.6)	(0.2)	—	—	—	—
Effect of rates different than statutory	(4.5)	(0.7)	(1.9)	(0.3)	(1.9)	(0.5)
Foreign withholding tax	0.8	0.1	3.3	0.5	—	—
Effect of UK tax rate change on deferred taxes	(1.5)	(0.2)	(4.0)	(0.6)	—	—
Other	1.6	0.3	3.6	0.5	2.5	0.7
Effective tax rate	$248.0	36.9%	$243.9	37.7%	$142.8	36.8%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of temporary differences that give rise to the net deferred income tax liability is presented below:

	December 31,
(in millions)	2016	2015
Deferred tax assets:
Equity compensation plans	$29.2	$17.0
Payroll and benefits	22.7	21.2
Deferred interest	13.9	25.0
Net operating loss and credit carryforwards, net	12.7	14.1
Rent	11.0	10.8
Accounts receivable	8.3	6.4
Other	6.2	5.9
Trade credits	0.6	1.5
Total deferred tax assets	104.6	101.9

Deferred tax liabilities:
Software and intangibles	337.4	411.0
Deferred income	58.3	87.3
International investments	31.3	30.4
Property and equipment	30.3	30.6
Other	15.3	17.3
Total deferred tax liabilities	472.6	576.6
Deferred tax asset valuation allowance	1.2	—
Net deferred tax liabilities	$369.2	$474.7
The Company has state and international income tax net operating losses of $41 million, which will expire at various dates from 2017 through 2033 and state tax credit carryforwards of $15 million, which expire at various dates from 2018 through 2021.
Due to the nature of the CDW UK acquisition, the Company has provided US income taxes of $31 million on the excess of the financial reporting value of the investment over the corresponding tax basis. As the Company is indefinitely reinvested in its UK business, it will not provide for any additional US income taxes on the undistributed earnings of the UK business. The Company has recognized deferred tax liabilities of $2 million as of December 31, 2016 related to withholding taxes on earnings of its Canadian business which are not considered to be indefinitely reinvested.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). In general, the Company is no longer subject to audit by the IRS for tax years through 2012 and state, local or foreign taxing authorities for tax years through 2011. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

10.	Stockholders’ Equity
The Company has completed the following secondary public offerings during the years ended December 31, 2014 and 2015, whereby certain selling stockholders sold shares of common stock to the underwriters. The Company did not receive any proceeds from these sales of shares.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secondary Offering Shares	Completion Date of Secondary Offering	Overallotment Shares(1)	Completion Date of Overallotment Shares
10,000,000	3/12/2014	1,500,000	3/12/2014
15,000,000	5/28/2014	2,250,000	6/4/2014
15,000,000	9/8/2014(2)	—	—
15,000,000	12/8/2014	2,250,000	12/8/2014
10,000,000	5/22/2015	1,500,000	5/22/2015
11,250,000	8/18/2015	1,687,500	8/18/2015
8,000,000	11/30/2015	1,200,000	12/9/2015

(1)	Under each underwriting agreement, the selling stockholders granted the underwriters an option, exercisable for thirty days, to purchase up to the additional amount of shares noted.

(2)	The option to purchase additional shares was not exercised in connection with the September 2014 secondary offering.
Share Repurchase Program
The Company has a share repurchase program under which the Company may repurchase shares of its common stock in the open market or through privately negotiated other transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice. As of December 31, 2016, the Company has $642 million remaining under this program.
On May 4, 2016, the Company announced that its Board of Directors authorized a $750 million increase to the Company’s share repurchase program under which the Company may repurchase shares of its common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors.

11.	Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations, for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
(in millions)	2016	2015	2014
Equity-based compensation expense	$39.2	$31.2	$16.4
Income tax benefit	(13.3)	(10.9)	(5.1)
Equity-based compensation expense (net of tax)	$25.9	$20.3	$11.3
The total unrecognized compensation cost related to nonvested awards was $40 million at December 31, 2016 and is expected to be recognized over a weighted-average period of 1.7 years.
2013 Long-Term Incentive Plan
The 2013 Long-Term Incentive Plan (“2013 LTIP”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 15,500,000 shares of the Company’s common stock, in addition to the 3,798,508 shares of restricted stock granted in exchange for unvested Class B Common Units in connection with the Company’s IPO in 2013. As of December 31, 2016, 7,977,223 shares were available for issuance under the 2013 LTIP which was approved by the Company’s pre-IPO shareholders. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
Stock Options
The exercise price of a stock option granted is equal to the fair value of the underlying stock on the date of the grant. Stock options have a contractual term of 10 years and generally vest ratably over three years. To estimate the fair value

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of options granted, the Company uses the Black-Scholes option pricing model. The weighted-average assumptions used to value the stock options granted during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Grant date fair value	$8.55	$11.13	$7.23
Volatility (1)	25.00%	30.00%	30.00%
Risk-free rate (2)	1.47%	1.75%	1.77%
Expected dividend yield	1.08%	0.72%	0.70%
Expected term (in years) (3)	6.0	6.0	6.0

(1)	Based upon an assessment of the two-year, five-year and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite US Treasury rate.

(3)
Calculated using the simplified method, which defines the expected term as the average of the option’s contractual term and the option’s weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

Stock option activity for the year ended December 31, 2016 was as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2016	3,197,221	$25.58
Granted	956,280	39.99
Forfeited/Expired	(48,166)	32.87
Exercised (1)	(324,284)	22.90
Outstanding at December 31, 2016	3,781,051	$29.36	7.4	$85.9

Exercisable at December 31, 2016	1,729,243	$22.82	6.4	$50.6
Vested and expected to vest at December 31, 2016	2,025,415	$34.84	8.3	$34.9
(1) The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $7 million, $2 million, and $1 million, respectively.
Restricted Stock Units (“RSUs”)
Restricted stock units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. RSUs generally cliff-vest at the end of four years. The fair value of RSUs is equal to the closing price of the Company’s common stock on date of grant.
RSU activity for the year ended December 31, 2016 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	1,257,399	$19.19
Granted (1)	35,392	39.82
Vested (2)	(32,250)	31.34
Forfeited	(81,053)	17.05
Nonvested at December 31, 2016	1,179,488	$19.52

(1)	The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2016, 2015 and 2014 was $39.82, $36.24 and $24.29, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The aggregate fair value of RSUs that vested during the years ended December 31, 2016, 2015 and 2014 was $1 million, $1 million and less than $1 million, respectively.
Performance Share Units (“PSUs”)
As of January 1, 2016, there were 578,595 PSUs outstanding at a weighted-average grant-date fair value of $28.67. During the year ended December 31, 2016, the Company granted 198,637 PSUs under the 2013 LTIP which cliff-vest at the end of three years. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period. The weighted-average grant-date fair value of the PSUs granted during the period was $39.91 per unit. During the year ended December 31, 2016, 385,932 PSUs vested at a weighted-average grant-date fair value of $24.40 per unit, and 27,353 PSUs were forfeited at a weighted-average grant-date fair value of $31.54 per unit. At year end December 31, 2016, there were 363,947 PSUs outstanding at a weighted-average grant-date fair value of $38.92 per unit.
Performance Share Awards (“PSAs”)
During the year ended December 31, 2016, the Company granted 127,336 PSAs under the 2013 LTIP which cliff-vest at the end of three years. The number of PSAs that shall vest will be based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period The weighted-average grant-date fair value of the PSAs granted during the year ended December 31, 2016 was $40.06 per award. During the year ended December 31, 2016, no PSAs were forfeited or vested.
Restricted Stock
In connection with the IPO, the Company issued restricted shares of the Company’s common stock to former stockholders of CDW Holdings. These shares are subject to any vesting provisions previously applicable to the restrictions associated with the stock of CDW Holdings. Class B Common Unit holders received 3,798,508 shares of restricted stock with respect to Class B Common Units that had not yet vested at the time of the issuance. As of January 1, 2016, there were 92,028 shares of restricted stock outstanding. For the year ended December 31, 2016, 65,287 shares of such restricted stock vested/settled and 689 shares were forfeited. As of December 31, 2016, there were 26,052 shares of unvested stock outstanding. The aggregate fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $1 million, $3 million and $39 million, respectively.
Equity Awards Granted by Seller of CDW UK
The Company issued 1.6 million shares of CDW common stock as part of the consideration transferred to certain sellers for the acquisition of CDW UK. One of the sellers granted 0.6 million stock options to certain CDW UK coworkers over his shares of CDW common stock received in this transaction. The options are not dilutive for purposes of calculating diluted weighted-average shares outstanding as the underlying shares were issued as part of the consideration transferred and are included within basic weighted-average shares outstanding since the acquisition date. The weighted average grant date fair value of the stock options was $22 million or $35.93 per option. The grant date fair value of the options was determined by calculating the fair value of the common stock that was issued which will eventually settle these options. The exercise price of these stock options is $0.01. The fair value of these stock options has been accounted for as post-combination stock-based compensation, as service is required for the coworkers to retain the awards, and is being amortized over the weighted-average requisite service period. Options that are forfeited prior to vesting will not be available for future option issuances and will revert as consideration to the seller. For further information regarding the acquisition, see Note 3 (Acquisition).

12.	Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in millions)	2016	2015	2014
Basic weighted-average shares outstanding	163.6	170.3	170.6
Effect of dilutive securities (1)	2.4	1.5	2.2
Diluted weighted-average shares outstanding (2)	166.0	171.8	172.8

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively, as their inclusion would have had an anti-dilutive effect.

13.	Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the United States. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2016, 2015 and 2014, the amounts expensed for these plans were $23 million, $20 million and $22 million, respectively.
Coworker Stock Purchase Plan
The Company has a Coworker Stock Purchase Plan (the “CSPP”) that provides the opportunity for eligible coworkers to acquire shares of the Company’s common stock at a 5% discount from the closing market price on the final day of the offering period. There is no compensation expense associated with the CSPP.
Restricted Debt Unit Plan
On March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan.
Compensation expense related to the RDU Plan was $2 million, $5 million and $9 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the Company had $30 million and $35 million of liabilities related to the RDU Plan recorded on the Consolidated Balance Sheets, respectively.
Unrecognized compensation expense as of December 31, 2016 of approximately $2 million is expected to be recognized in 2017. Payments under the RDU Plan may be impacted if certain significant events occur or circumstances change that would impact the financial condition or structure of the Company. Payment of the principal component of the RDU Plan is expected to be made on October 12, 2017.
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
As of December 31, 2016, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
15.    Related Party Transactions
During 2015 and 2014, the Company held a 35% non-controlling interest in CDW UK until August 1, 2015 when the Company purchased the remaining 65% of its outstanding common stock. The Company recorded $10 million in Net sales to CDW UK during the normal course of business in 2015 prior to the acquisition of CDW UK. Net sales to CDW UK during the period in 2014 in which the Company held CDW UK as an equity investment were not significant.
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
On March 20, 2014, the Company repurchased and subsequently canceled $25 million aggregate principal amount of the 2019 Senior Notes from an affiliate of Providence Equity. For additional information, see Note 8 (Long-Term Debt).
16.    Segment Information
The Company’s segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker for deciding how to allocate resources and for assessing performance.
The Company has two reportable segments: Corporate, which is comprised primarily of private sector business customers in the US, and Public, which is comprised of government agencies and education and healthcare institutions in the US. The Company has two other operating segments: CDW Canada and CDW UK, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). Effective January 1, 2016, CDW Advanced Services is no longer an operating segment. Its results have been allocated to the Corporate and Public segments to align the Company's financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions. Segment information reported in prior periods has been reclassified to conform to the current period presentation. Effective January 1, 2017, the Company established Small Business as its own operating and reportable segment to align the Company’s financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions.
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
Selected Segment Financial Information
Information regarding the Company’s segments for the years ended December 31, 2016, 2015 and 2014 is as follows:

(in millions)	Corporate	Public	Other	Headquarters	Total
2016:
Net sales	$7,029.9	$5,589.4	$1,362.6	$—	$13,981.9
Income (loss) from operations	522.5	368.0	43.6	(114.9)	819.2
Depreciation and amortization expense	(103.5)	(44.7)	(32.1)	(74.2)	(254.5)

2015:
Net sales	$6,968.3	$5,183.6	$836.8	$—	$12,988.7
Income (loss) from operations	500.8	328.6	27.1	(114.5)	742.0
Depreciation and amortization expense	(103.2)	(44.7)	(16.2)	(63.3)	(227.4)

2014:
Net sales	$6,604.0	$4,938.3	$532.2	$—	$12,074.5
Income (loss) from operations	460.6	303.9	$21.4	(112.9)	673.0
Depreciation and amortization expense	(102.5)	(44.7)	$(1.7)	(59.0)	(207.9)
Geographic Areas and Revenue Mix
The Company did not have Net sales to customers outside of the US exceeding 10% of the Company’s total Net sales in 2016, 2015 and 2014. The Company did not have long-lived assets located outside of the US exceeding 10% of the Company’s total long-lived assets as of December 31, 2016 and 2015, respectively.
The following table presents Net sales by major category for the years ended December 31, 2016, 2015 and 2014. Categories are based upon internal classifications.

	Year Ended December 31, 2016		Year Ended December 31, 2015(1)		Year Ended December 31, 2014(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$2,934.3	21.0%	$2,538.5	19.5%	$2,352.9	19.5%
Netcomm Products	1,950.9	14.0	1,912.3	14.7	1,613.9	13.4
Desktops	1,054.8	7.5	968.6	7.5	1,058.2	8.8
Enterprise and Data Storage (Including Drives)	1,057.6	7.6	1,065.5	8.2	1,023.9	8.5
Other Hardware	3,981.4	28.5	3,798.3	29.2	3,492.3	28.8
Software(2)	2,406.9	17.2	2,161.3	16.6	2,065.8	17.1
Services(2)	579.0	4.1	472.8	3.6	371.1	3.1
Other (3)	17.0	0.1	71.4	0.7	96.4	0.8
Total Net sales	$13,981.9	100.0%	$12,988.7	100.0%	$12,074.5	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2016.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Certain software and services revenue is recorded on a net basis for accounting purposes, so the category percentage of net revenues is not representative of the category percentage of gross profits.

(3)	Includes items such as delivery charges to customers and certain commission revenue.
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
The following tables set forth Condensed Consolidating Balance Sheets as of December 31, 2016 and 2015, Consolidating Statements of Operations for the years ended December 31, 2016, 2015 and 2014, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$222.7	$3.1	$37.9	$—	$—	$263.7
Accounts receivable, net	—	—	1,904.9	263.7	—	—	2,168.6
Merchandise inventory	—	—	390.6	61.4	—	—	452.0
Miscellaneous receivables	—	92.6	130.1	12.2	—	—	234.9
Prepaid expenses and other	—	14.3	69.0	35.6	—	—	118.9
Total current assets	—	329.6	2,497.7	410.8	—	—	3,238.1
Property and equipment, net	—	105.6	49.3	8.8	—	—	163.7
Goodwill	—	751.8	1,439.0	264.2	—	—	2,455.0
Other intangible assets, net	—	291.5	565.1	199.0	—	—	1,055.6
Other assets	3.2	19.4	248.2	1.5	—	(236.3)	36.0
Investment in and advances to subsidiaries	1,042.3	3,026.5	—	—	—	(4,068.8)	—
Total Assets	$1,045.5	$4,524.4	$4,799.3	$884.3	$—	$(4,305.1)	$6,948.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$25.9	$895.3	$151.7	$—	$—	$1,072.9
Accounts payable-inventory financing	—	1.2	559.5	19.7	—	—	580.4
Current maturities of long-term debt	—	14.9	3.6	—	—	—	18.5
Deferred revenue	—	—	100.8	71.8	—	—	172.6
Accrued expenses	—	173.9	214.8	47.7	—	(0.1)	436.3
Total current liabilities	—	215.9	1,774.0	290.9	—	(0.1)	2,280.7
Long-term liabilities:
Debt	—	3,136.3	12.1	67.5	—	—	3,215.9
Deferred income taxes	—	99.1	205.4	67.9	—	(3.2)	369.2
Other liabilities	—	30.8	3.6	235.7	—	(233.0)	37.1
Total long-term liabilities	—	3,266.2	221.1	371.1	—	(236.2)	3,622.2
Total stockholders’ equity	1,045.5	1,042.3	2,804.2	222.3	—	(4,068.8)	1,045.5
Total Liabilities and Stockholders’ Equity	$1,045.5	$4,524.4	$4,799.3	$884.3	$—	$(4,305.1)	$6,948.4

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$12,619.3	$1,362.6	$—	$—	$13,981.9
Cost of sales	—	—	10,514.4	1,140.3	—	—	11,654.7
Gross profit	—	—	2,104.9	222.3	—	—	2,327.2
Selling and administrative expenses	—	114.8	1,057.4	172.9	—	—	1,345.1
Advertising expense	—	—	157.2	5.7	—	—	162.9
Income (loss) from operations	—	(114.8)	890.3	43.7	—	—	819.2
Interest (expense) income, net	—	(145.8)	6.7	(7.4)	—	—	(146.5)
Net loss on extinguishments of long-term debt	—	(2.1)	—	—	—	—	(2.1)
Other income (expense), net	—	0.2	1.0	0.6	—	—	1.8
Income (loss) before income taxes	—	(262.5)	898.0	36.9	—	—	672.4
Income tax benefit (expense)	—	79.9	(319.9)	(8.0)	—	—	(248.0)
Income (loss) before equity in earnings of subsidiaries	—	(182.6)	578.1	28.9	—	—	424.4
Equity in earnings of subsidiaries	424.4	607.0	—	—	—	(1,031.4)	—
Net income	$424.4	$424.4	$578.1	$28.9	$—	$(1,031.4)	$424.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$12,151.2	$837.5	$—	$—	$12,988.7
Cost of sales	—	—	10,158.6	714.3	—	—	10,872.9
Gross profit	—	—	1,992.6	123.2	—	—	2,115.8
Selling and administrative expenses	—	114.5	1,020.9	90.6	—	—	1,226.0
Advertising expense	—	—	143.2	4.6	—	—	147.8
(Loss) income from operations	—	(114.5)	828.5	28.0	—	—	742.0
Interest (expense) income, net	—	(158.3)	2.3	(3.5)	—	—	(159.5)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Management fee	—	4.2	—	(4.2)	—	—	—
Gain on remeasurement of equity investment	—	—	—	98.1	—	—	98.1
Other (expense) income, net	—	(11.1)	1.6	0.2	—	—	(9.3)
(Loss) income before income taxes	—	(304.0)	832.4	118.6	—	—	647.0
Income tax benefit (expense)	—	103.3	(307.2)	(40.0)	—	—	(243.9)
(Loss) income before equity in earnings of subsidiaries	—	(200.7)	525.2	78.6	—	—	403.1
Equity in earnings of subsidiaries	403.1	603.8	—	—	—	(1,006.9)	—
Net income	$403.1	$403.1	$525.2	$78.6	$—	$(1,006.9)	$403.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$345.9	$345.9	$578.1	$(49.6)	$—	$(874.4)	$345.9
Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$358.6	$358.6	$525.2	$34.1	$—	$(917.9)	$358.6
Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$234.6	$234.6	$484.6	$5.1	$—	$(724.3)	$234.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(158.5)	$695.5	$56.1	$—	$10.9	$604.0
Cash flows from investing activities:
Capital expenditures	—	(50.9)	(7.6)	(5.0)	—	—	(63.5)
Premium payments on interest rate cap agreements	—	(2.4)	—	—	—	—	(2.4)
Net cash used in investing activities	—	(53.3)	(7.6)	(5.0)	—	—	(65.9)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	329.6	—	9.2	—	—	338.8
Repayments of borrowings under revolving credit facility	—	(329.6)	—	(9.2)	—	—	(338.8)
Repayments of long-term debt	—	(15.2)	—	(5.4)	—	—	(20.6)
Proceeds from the issuance of long-term debt	—	1,483.0	—	—	—	—	1,483.0
Payments to extinguish long-term debt	—	(1,490.4)	—	—	—	—	(1,490.4)
Net change in other long-term obligation	—	—	15.7	—	—	—	15.7
Payment of debt financing costs	—	(4.5)	—	(1.4)	—	—	(5.9)
Net change in accounts payable-inventory financing	—	1.5	131.0	11.1	—	—	143.6
Proceeds from stock option exercises	—	7.4	—	—	—	—	7.4
Proceeds from Coworker stock purchase plan	—	9.3	—	—	—	—	9.3
Repurchases of common stock	(367.4)	—	—	—	—	—	(367.4)
Dividends	(78.7)	—	—	—	—	—	(78.7)
Principal payments under capital lease obligations	—	—	1.0	(1.6)	—	—	(0.6)
Repayment of intercompany loan	—	—	40.4	(40.4)	—	—	—
Distributions and advances from (to) affiliates	446.1	398.3	(872.9)	—	—	28.5	—
Net cash provided by (used in) financing activities	—	389.4	(684.8)	(37.7)	—	28.5	(304.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7.4)	—	—	(7.4)
Net increase (decrease) in cash and cash equivalents	—	177.6	3.1	6.0	—	39.4	226.1
Cash and cash equivalents – beginning of period	—	45.1	—	31.9	—	(39.4)	37.6
Cash and cash equivalents – end of period	$—	$222.7	$3.1	$37.9	$—	$—	$263.7

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Selected Quarterly Financial Results (unaudited)

	Year Ended December 31, 2016
(in millions, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales:
Corporate:
Medium/Large	$1,410.7	$1,489.0	$1,463.5	$1,516.6
Small Business	281.6	290.2	285.4	293.0
Total Corporate	1,692.3	1,779.2	1,748.9	1,809.6
Public:
Government	339.9	456.6	537.5	529.6
Education	341.0	640.0	671.4	365.9
Healthcare	388.5	450.4	431.7	436.8
Total Public	1,069.4	1,547.0	1,640.6	1,332.3
Other	355.0	338.4	318.7	350.5
Net sales	$3,116.7	$3,664.6	$3,708.2	$3,492.4

Gross profit	$524.5	$610.5	$614.3	$577.9
Income from operations	161.0	223.5	237.5	197.2
Net income	77.8	117.5	125.9	103.2
Basic	0.47	0.71	0.78	0.64
Diluted	0.46	0.70	0.76	0.63

Cash dividends declared per common share	$0.1075	$0.1075	$0.1075	$0.1600

	Year Ended December 31, 2015(2)
(in millions, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales:
Corporate:
Medium/Large	$1,341.9	$1,521.3	$1,490.6	$1,521.5
Small Business	268.5	277.3	274.1	273.1
Total Corporate	1,610.4	1,798.6	1,764.7	1,794.6
Public:
Government	294.2	390.8	493.9	522.0
Education	345.4	548.9	583.3	341.2
Healthcare	377.6	448.8	406.7	430.8
Total Public	1,017.2	1,388.5	1,483.9	1,294.0
Other	127.6	126.9	252.5	329.8
Net sales	$2,755.2	$3,314.0	$3,501.1	$3,418.4

Gross profit	$456.5	$534.5	$567.2	$557.6
Income from operations	151.6	205.9	204.6	179.9
Net income	54.7	108.2	150.9	89.3
Net income per common share (1):
Basic	0.32	0.63	0.89	0.53
Diluted	0.32	0.63	0.88	0.52

Cash dividends declared per common share	$0.0675	$0.0675	$0.0675	$0.1075

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

(2)
Effective January 1, 2016, CDW Advanced Services is no longer an operating segment and its results have been allocated to our Corporate and Public segments. The prior periods have been reclassified to conform to the current period presentation.

19.    Subsequent Events
On February 7, 2017, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.16 per common share to be paid on March 10, 2017 to all stockholders of record as of the close of business on February 24, 2017.
On February 23, 2017 the Company priced an offering of $600 million in aggregate principal amount of 5.0% Senior Notes due 2025 (“2025 Senior Notes") priced at par.  The sale of the 2025 Senior Notes is expected to be completed on March 2, 2017, subject to customary closing conditions. The Company intends to use the proceeds from the 2025 Senior Notes Offering, together with cash on hand and borrowings under the Revolving Loan, to fund the redemption of all of the outstanding $600 million aggregate principal amount of the 2022 Senior Notes and to pay related fees and expenses. The Company currently expects to issue a notice of redemption to holders of the 2022 Senior Notes upon the closing of the 2025 Senior Notes Offering.
On February 28, 2017, the Company completed the refinancing of its Term Loan. As a result of the refinancing, the applicable interest margin on the amount of term loans outstanding was reduced by 0.25% and the LIBOR floor of 0.75% was removed.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2016, 2015 and 2014

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2016	$6.0	$2.0	$(2.1)	$5.9
Year Ended December 31, 2015	5.7	4.2	(3.9)	6.0
Year Ended December 31, 2014	5.4	5.4	(5.1)	5.7

Reserve for sales returns:
Year Ended December 31, 2016	$4.9	$38.1	$(36.2)	$6.8
Year Ended December 31, 2015	5.1	34.4	(34.6)	4.9
Year Ended December 31, 2014	5.1	36.2	(36.2)	5.1

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
Based on its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CDW Corporation and subsidiaries

We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). CDW Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CDW Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDW Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of CDW Corporation and subsidiaries and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2017

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors

• Independent Board. Our Board of Directors is comprised entirely of independent directors, other than our Chief Executive Officer.
• Independent Lead Director. Barry K. Allen serves as our independent lead director.
• Independent Board Committees. All members of our Audit, Compensation and Nominating and Corporate Governance Committees are independent directors.

Under our Fifth Amended and Restated Certificate of Incorporation, the number of directors on our Board of Directors (“Board of Directors” or “Board”) is set from time to time by the Board. Our Board currently consists of eleven directors. Our Board is divided into three classes of directors - Class I, Class II and Class III - with one class of directors elected at each annual meeting of stockholders. Our directors serve three-year terms, with the expiration of their terms staggered according to class.
Steven W. Alesio, Barry K. Allen, David W. Nelms and Donna F. Zarcone are Class I directors whose terms will expire in 2017, Virginia C. Addicott, James A. Bell, Benjamin D. Chereskin and Paul J. Finnegan are Class II directors whose terms will expire in 2018 and Thomas E. Richards, Lynda M. Clarizio and Joseph R. Swedish are Class III directors who terms will expire in 2019.

Name	Age	Director Since(1)	Primary Occupation	Independent	Board Committee Membership As of December 31, 2016(2)
					Audit	Comp	Nom & Corp Gov
Thomas E. Richards (Chairman)	62	2011	Chairman & Chief Executive Officer, CDW Corporation
Virginia C. Addicott	53	2016	President & Chief Executive Officer, FedEx Custom Critical	✓	X		X
Steven W. Alesio	62	2009	Operating Partner, Providence Equity Partners L.L.C.; CEO, TwentyEighty, Inc.	✓		C	X
Barry K. Allen (Lead Director)	68	2009	Operating Partner, Providence Equity Partners L.L.C.; President, Allen Enterprises, LLC	✓		X	C
James A. Bell	68	2015	Retired Executive Vice President, The Boeing Company	✓	X		X
Benjamin D. Chereskin	58	2007	President, Profile Capital Management LLC	✓	X		X
Lynda M. Clarizio	56	2015	President, The Nielsen Company (US), LLC	✓		X	X
Paul J. Finnegan	63	2011	Co-Chief Executive Officer, Madison Dearborn Partners, LLC	✓		X	X
David W. Nelms	56	2014	Chairman & Chief Executive Officer, Discover Financial Services	✓	X		X
Joseph R. Swedish	65	2015	Chairman, President & Chief Executive Officer, Anthem, Inc.	✓		X	X
Donna F. Zarcone	59	2011	President and Chief Executive Officer, The Economic Club of Chicago	✓	C		X
(1) The time period for service as a director of CDW includes service on the Board of Managers of CDW Holdings LLC, our parent company prior to our initial public offering in 2013.

(2)	Audit - Audit Committee; Comp - Compensation Committee; Nom & Corp Gov - Nominating and Corporate Governance Committee. C - Committee Chair.

Thomas E. Richards is our Chairman, President and Chief Executive Officer. Mr. Richards has served as our President and Chief Executive Officer since October 2011 and was named Chairman in January 2013. From 2009 to 2011, Mr. Richards served as our President and Chief Operating Officer. Prior to joining CDW, Mr. Richards held leadership positions with Qwest Communications International Inc. (“Qwest”), a broadband Internet-based communications company. From 2008 to 2009, he served as Executive Vice President and Chief Operating Officer, where he was responsible for the day-to-day operation and performance of Qwest, and before assuming that role, was the Executive Vice President of the Business Markets Group from 2005 to 2008. Mr. Richards also has served as Chairman and Chief Executive Officer of Clear Communications Corporation and as Executive Vice President of Ameritech Corporation. Mr. Richards serves as a board member of The Northern Trust Corporation, Junior Achievement of Chicago, Rush University Medical Center and the University of Pittsburgh. Mr. Richards also is a member of The Economic Club of Chicago and the Executives’ Club of Chicago. Mr. Richards is a graduate of the University of Pittsburgh where he earned a bachelor’s degree and a graduate of Massachusetts Institute of Technology where he earned a Master of Science in Management as a Sloan Fellow. Mr. Richards possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations, and board practices of other major corporations.

Virginia C. Addicott is the President and Chief Executive Officer of FedEx Custom Critical, a leading North American expedited freight carrier, a position she has held since June 2007. Ms. Addicott joined FedEx Custom Critical in 1999 as Division Managing Director, Service and Safety, and in 2001 became Division Vice President, Operations and Customer Service. Prior to joining FedEx Custom Critical, Ms. Addicott spent thirteen years at Roberts Express, Inc. (acquired by FedEx Custom Critical in 1999) in various operations roles. Ms. Addicott serves on the board of trustees of Kent State University and the boards of directors of Akron Children’s Hospital and Akron Community Foundation. Previously, she served as chair of both The Boys and Girls Club of Western Reserve and the Greater Akron Chamber of Commerce. Ms. Addicott is a graduate of Kent State University where she earned a bachelor’s degree and an Executive Master of Business Administration. Ms. Addicott possesses particular knowledge and experience in operations, technology, finance, strategic planning, and leadership of complex organizations.

Steven W. Alesio serves as an Operating Partner at Providence Equity Partners L.L.C., a global asset management firm, a position he has held since December 2010, and as Chief Executive Officer of TwentyEighty, Inc., a corporate training company, a position he has held since March 2016. Prior to joining Providence Equity Partners L.L.C., Mr. Alesio was most recently Chairman of the Board and Chief Executive Officer of Dun & Bradstreet Corporation, a provider of credit information on businesses and corporations. After joining Dun & Bradstreet in 2001 as Senior Vice President, Mr. Alesio served in various senior leadership positions. In 2002, Mr. Alesio was named President and Chief Operating Officer, and was elected to the board of directors. In January 2005, Mr. Alesio was chosen to be the Chief Executive Officer, and in May of 2005, he became Chairman of the Board, a position he held until his departure in 2010. Prior to joining Dun & Bradstreet, Mr. Alesio spent 19 years with the American Express Company, where he served in marketing and general management roles. Mr. Alesio serves on the boards of directors of Ascend Learning, TwentyEighty and Vector Learning. During the past five years, Mr. Alesio also served as a director of Blackboard, Study Group, Altegrity and Genworth Financial, Inc. Mr. Alesio is the founding sponsor for the non-profit All Stars Project of New Jersey, which provides outside-of-school leadership development and performance-based education programming to thousands of inner-city young people in Newark and its surrounding communities. Mr. Alesio is a graduate of St. Francis College where he earned a bachelor’s degree and a graduate of University of Pennsylvania’s Wharton School where he earned a Master of Business Administration. Mr. Alesio possesses particular knowledge and experience in strategic planning and leadership of complex organizations, and board practices of other major corporations.

Barry K. Allen serves as an Operating Partner at Providence Equity Partners L.L.C., a global asset management firm, and is President of Allen Enterprises, LLC, a private equity investment and management company he founded in 2000. Prior to joining Providence Equity Partners L.L.C. in 2007, Mr. Allen was Executive Vice President of Operations at Qwest Communications International Inc., a broadband Internet-based communications company. Before his retirement from Qwest in 2007, Mr. Allen was responsible for the company’s network and information technology operations. Previously, he served as President of Chicago-based Ameritech Corp., where he began his career in 1974 and held a variety of executive appointments including President and Chief Executive Officer of Wisconsin Bell and President and Chief Executive Officer of Illinois Bell. Before starting at Ameritech, Mr. Allen served in the US Army where he reached the rank of Captain. Mr. Allen is the chairman of the board for the Professional Association of Diving Instructors (PADI) and serves on the boards of directors of Bell Canada Enterprises, the Fiduciary Management family of mutual funds, Fiduciary Management, Inc. (FMI) and OEConnections LLC. During the past five years, Mr. Allen served as a director of Harley-Davidson, Inc. (Chairman 2009-2012), Stream Global Services, Inc. and the World Triathlon Corp. He also has served as a board member of many civic organizations, including the Greater Milwaukee Committee, Junior Achievement of Wisconsin, Children’s Hospital of Wisconsin and United Way in Milwaukee and currently serves as a board member of the Boys and Girls Club of Milwaukee. Mr. Allen is a graduate of the University of Kentucky where he earned a bachelor’s degree and a graduate of Boston University where he earned a Master of Business Administration, with honors. Mr. Allen possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations, and board practices of other major corporations that make him particularly suited to serve as our lead director.

James A. Bell retired as Executive Vice President of The Boeing Company, an aerospace company and manufacturer of commercial jetliners and military aircraft, in April 2012. Mr. Bell served as Boeing’s Executive Vice President, Corporate President and Chief Financial Officer from 2008 until February 2012. Previously, he served as Boeing’s Executive Vice President, Finance and Chief Financial Officer from 2003 to 2008; Senior Vice President of Finance and Corporate Controller from 2000 to 2003; and Vice President of Contracts and Pricing for Boeing Space and Communications from 1996 to 2000. Mr. Bell serves on the boards of directors of Apple, Inc., The Dow Chemical Company and JP Morgan Chase & Co. and the board of trustees of Rush University Medical Center. During the past five years, Mr. Bell also served as a director of the Chicago Urban League, World Business Chicago, the Chicago Infrastructure Trust and the Economic Club of Chicago. Mr. Bell is a graduate of California State University at Los Angeles where he earned a bachelor’s degree. Mr. Bell possesses particular knowledge and experience in finance, accounting, regulatory issues, strategic planning and leadership of complex organizations, and board practices of other major corporations.

Benjamin D. Chereskin is President of Profile Capital Management LLC, an investment management firm. Prior to founding Profile Capital in 2009, Mr. Chereskin was a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm, having co-founded the firm in 1992. Prior to the founding of Madison Dearborn Partners, LLC, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin serves on the boards of directors of Cinemark, Inc., Expel, Inc. and KIPP-Chicago. During the previous five years, Mr. Chereskin also served as a director of Boulder Brands, Inc., the University of Chicago Laboratory School and University of Chicago Medicine. Mr. Chereskin is a graduate of Harvard College where he earned a bachelor’s degree and a graduate of Harvard Business School where he earned a Master of Business Administration. Mr. Chereskin possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations.

Lynda M. Clarizio is the President of U.S. Media at The Nielsen Company (US), LLC, a global performance management company that provides a comprehensive understanding of what consumers watch and buy, a position she has held since August 2013. Prior to joining Nielsen, Ms. Clarizio served as Executive Vice President, Corporate Development and Operations of AppNexus, Inc., a programmatic advertising platform, from November 2012 to April 2013. From 2009 to 2012, Ms. Clarizio served as Chief Executive Officer and President of INVISION, Inc., a provider of multi-platform advertising solutions to the media industry. From 1999 to 2009, she held a variety of executive positions with AOL Inc., a media technology company, including most recently President of Platform-A (AOL’s consolidated advertising businesses) and President of Advertising.com (an AOL subsidiary). Prior to joining AOL, Ms. Clarizio was a partner at the Washington, DC law firm of Arnold & Porter, where she practiced law from 1987 through 1999. Ms. Clarizio is a member of the Boards of Directors of Resonate and Human Rights First. She is also a member of the Leadership Council of Princeton University’s School of Engineering and Applied Science. During the past five years, Ms. Clarizio also served as a director of Batanga Media. Ms. Clarizio is a graduate of Princeton University where she earned a bachelor’s degree and a graduate of Harvard Law School where she earned a J.D. Ms. Clarizio possesses particular knowledge and experience in sales and marketing, finance, technology, strategic planning, and leadership of complex organizations.

Paul J. Finnegan is the Co-Chief Executive Officer of Madison Dearborn Partners, LLC, a private equity investment firm. Prior to co-founding Madison Dearborn Partners, LLC in 1992, Mr. Finnegan was with First Chicago Venture Capital for ten years. Previously, he held a variety of marketing positions in the publishing industry, both in the United States and in Southeast Asia. Mr. Finnegan has more than 30 years of experience in private equity investing with a particular focus on investments in the communications industry. Mr. Finnegan is the chairman of the board for Government Sourcing Solutions, LLC and serves on the board of directors of AIA Corporation. He is a Fellow of the Harvard Corporation, Treasurer of Harvard University, chair of the Harvard Management Company and past member of the Harvard Board of Overseers and a Past President of the Harvard Alumni Association. Mr. Finnegan is a member of the Board of Dean’s Advisors at the Harvard Business School, a member of the Leadership Council of the Harvard School of Public Health and also a member of the Center for Public Leadership’s Leadership Council at Harvard Kennedy School. He is the Past Chairman and current board member of Teach For America in Chicago, a member of Teach For America’s National Board and member of the board of directors of the Chicago Council on Global Affairs. During the previous five years, Mr. Finnegan also has served as a director for iPlan, LLC, Council Tree Hispanic Broadcasters, LLC and PAETEC Communications, Inc. Mr. Finnegan is a graduate of Harvard College where he earned a bachelor’s degree and a graduate of Harvard Business School where he earned a Master of Business Administration. Mr. Finnegan possesses particular knowledge and experience in accounting, finance and capital market transactions, strategic planning and leadership of complex organizations, and board practices of other major corporations.

David W. Nelms is the Chairman and Chief Executive Officer of Discover Financial Services, a direct banking and payment services company. Mr. Nelms was elected Chairman of the Board at Discover in January 2009, having served as Chief Executive Officer since 2004, and President and Chief Operating Officer from 1998 to 2004. Prior to joining Discover, Mr. Nelms worked at MBNA America Bank from 1991 to 1998, most recently as Vice Chairman. From 1990 to 1991, he was a senior product manager for Progressive Insurance. Mr. Nelms served as a management consultant with Bain & Company from 1986 to 1990. Mr. Nelms also serves on the boards of directors of the Federal Reserve Bank of Chicago, Junior Achievement of Chicago and the Executives’ Club of Chicago. He is a member of the Financial Services Roundtable and a member of the Civic Committee of the Commercial Club of Chicago. Mr. Nelms is a graduate of University of Florida where he earned a bachelor’s degree in mechanical engineering and a graduate of Harvard Business School where he earned a Master of Business Administration. Mr. Nelms possesses particular knowledge and experience in technology industries, accounting, finance, strategic planning and leadership of complex organizations, and board practices of other major corporations.

Joseph R. Swedish is the Chairman, President and Chief Executive Officer of Anthem, Inc., one of the country’s largest health insurers. Prior to joining Anthem in March 2013, Mr. Swedish was President and Chief Executive Officer of Trinity Health, an eighteen-state integrated health care delivery system, from 2004 to 2013. Mr. Swedish also has held CEO and senior leadership positions with Centura Health, Hospital Corporation of America and other healthcare enterprises, amongst others. Mr. Swedish also serves on the board of directors for the Blue Cross and Blue Shield Association, the National Institute for Health Care Management, America’s Health Insurance Plans (Chairman), and Duke University’s Fuqua School of Business Board of Visitors. Mr. Swedish received his bachelor’s degree from the University of North Carolina at Charlotte and his master’s degree in health administration from Duke University. Mr. Swedish possesses particular knowledge and experience in the healthcare industry, technology, finance, strategic planning and leadership of complex organizations, and board practices of other major corporations.

Donna F. Zarcone is the President and Chief Executive Officer of The Economic Club of Chicago, a position she has held since February 2012. She served as Interim President of The Economic Club of Chicago from October 2011 to February 2012. From January 2007 to February 2012, she served as the President, CEO and founder of D.F. Zarcone & Associates LLC, a strategy advisory firm. Prior to founding D.F. Zarcone & Associates, Ms. Zarcone was President and Chief Operating Officer of Harley-Davidson Financial Services, Inc., a provider of wholesale and retail financing, credit card and insurance services for dealers and customers of Harley-Davidson. After joining Harley-Davidson Financial Services, Inc. in 1994 as Vice President and Chief Financial Officer, Ms. Zarcone was named President and Chief Operating Officer in 1998. Prior to joining Harley-Davidson Financial Services, Inc., Ms. Zarcone served as Executive Vice President, Chief Financial Officer and Treasurer of Chrysler Systems Leasing, Inc. from 1982 through 1994 and in various management roles at KPMG/Peat Marwick from 1979 through 1982. Ms. Zarcone serves on the boards of directors of Cigna Corporation and The Duchossois Group. During the previous five years, Ms. Zarcone also served as a director of The Jones Group Inc. She also serves as a board member of various civic and professional organizations, including The Economic Club of Chicago and The University of Chicago Polsky Center for Entrepreneurship and Innovation. Ms. Zarcone also is a National Association of Corporate Directors Governance Fellow. Ms. Zarcone is a graduate of Illinois State University where she earned a bachelor’s degree and a graduate of University of Chicago Booth School of Business where she earned a Master of Business Administration. Ms. Zarcone is a certified public accountant. Ms. Zarcone possesses particular knowledge and experience in accounting, finance, strategic planning and leadership of complex organizations, and board practices of other major corporations, and in her current role with The Economic Club of Chicago, continually monitors trends and business and economic issues nationally and globally.

Director Nomination Process

The Board of Directors is responsible for nominating individuals for election to the Board and for filling vacancies on the Board that may occur between annual meetings of stockholders. The Nominating and Corporate Governance Committee is responsible for identifying and screening potential candidates and recommending qualified candidates to the Board for nomination. Third-party search firms may be and have been retained to identify individuals that meet the criteria of the Nominating and Corporate Governance Committee. For example, Mr. Swedish and Mss. Addicott and Clarizio were recommended by a third-party search firm prior to their nomination and election by the Board as directors.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders in the same manner in which it evaluates candidates it identified, if such recommendations are properly submitted to the Company. Stockholders wishing to recommend nominees for election to the Board should submit their recommendations in writing to our Corporate Secretary by email at board@cdw.com or by mail at CDW Corporation, 200 North Milwaukee Avenue, Vernon Hills, Illinois 60061. Nominations for the 2017 Annual Meeting of Stockholders must be received no later than June 21, 2017.

Director Qualifications

In selecting director candidates, the Nominating and Corporate Governance Committee and the Board of Directors consider the qualifications and skills of the candidates individually and the composition of the Board as a whole. Under our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee and the Board review the following for each candidate, among other qualifications deemed appropriate, when considering the suitability of candidates for nomination as director:

•	Principal employment, occupation or association involving an active leadership role

•	Qualifications, attributes, skills and/or experience relevant to the Company’s business

•	Ability to bring diversity to the Board, including complementary skills and viewpoints

•	Other time commitments, including the number of other boards on which the potential candidate may serve

•	Independence and absence of conflicts of interest as determined by the Board’s standards and policies, the listing standards of NASDAQ and other applicable laws, regulations and rules

•	Financial literacy and expertise

•	Personal qualities, including strength of character, maturity of thought process and judgment, values and ability to work collegially

Director Compensation

Elements of Compensation

The table below sets forth the elements of our 2016 annual compensation program for our non-employee directors.

2016 Annual Compensation Elements	Amount
Board Retainer	$87,500
Audit Committee Chair Retainer	$20,000
Compensation Committee Chair Retainer	$15,000
Nominating and Corporate Governance Committee Chair Retainer	$10,000
Annual Restricted Stock Unit Grant Value	$137,500

All retainers are paid quarterly in arrears and, if applicable, are prorated based upon Board or chair service during the calendar year.

The annual restricted stock unit grant vests on the first anniversary of the grant date and entitles the director to receive shares of our common stock upon vesting. Directors may elect to defer receipt of common stock upon vesting in five year increments. In the year of appointment to the Board, a director receives a prorated portion of the annual restricted stock unit grant value based upon the number of months between appointment and the vesting date of the most recent annual grant to incumbent directors, which prorated award vests on the same vesting date as the most recent annual grant to incumbent directors.

Stock Ownership Guidelines

The Board believes that, in order to more closely align the interests of directors with the interests of the Company’s other stockholders, each non-employee director should maintain a minimum level of equity interests in the Company’s common stock. The Nominating and Corporate Governance Committee is responsible for periodically reviewing the stock ownership guidelines for non-employee directors and making recommendations to the Board.

Pursuant to our Corporate Governance Guidelines, each non-employee director must hold equity interests in the Company’s common stock equal to at least $500,000. Until such guideline is met, a director is required to retain 100% of the after-tax value of all vested equity awards earned under the Company’s non-employee director compensation program.

Director Compensation Review

At the end of 2015, the Nominating and Corporate Governance Committee, in consultation with the Compensation Committee, reviewed the design and competitiveness of our non-employee director compensation program. The Nominating and Corporate Governance Committee considered input from the Compensation Committee’s independent compensation consultant and market data for the same peer group of companies that the Compensation Committee uses for determining executive compensation as set forth in Part III - Item 11 - “Compensation Discussion and Analysis - Comparison to Relevant Peer Group”. Upon review, the Nominating and Corporate Governance Committee determined that the design of the Company’s non-employee director compensation program continued to be aligned with market trends, but the total compensation was below the median of the peer group. The Nominating and Corporate Governance Committee recommended, and the Board approved, the following increases for 2016 to align director compensation with the market median range: (1) the cash retainer for Board service was increased by $12,500 to $87,500; (2) the Audit Committee and Compensation Committee Chair retainers each were increased by $5,000 to $20,000 and $15,000, respectively; and (3) the annual restricted stock unit grant value was increased by $12,500 to $137,500.

In June 2016, at the time Madison Dearborn Partners, LLC and Providence Equity Partners L.L.C. exited their private equity positions in the Company, the Nominating and Corporate Governance Committee also recommended to the Board, and the Board approved, Paul J. Finnegan’s participation in the Company’s non-employee director compensation program effective July 1, 2016. Previously, the Company’s non-employee director compensation program did not apply to non-employee directors who were Managing Directors of Madison Dearborn Partners, LLC or Providence Equity Partners L.L.C.
2016 Director Compensation Table(1)
The table below summarizes the compensation paid by the Company to our non-employee directors for the fiscal year ended December 31, 2016:

Name	Fees earned or paid in cash ($)	Stock Awards ($)(2)	Total ($)
Virginia C. Addicott(3)	72,837	137,514	210,351
Steven W. Alesio	102,500	137,514	240,014
Barry K. Allen	97,500	137,514	235,014
James A. Bell	87,500	137,514	225,014
Benjamin D. Chereskin	87,500	137,514	225,014
Lynda M. Clarizio	87,500	137,514	225,014
Paul J. Finnegan(4)	43,750	91,683	135,433
David W. Nelms	87,500	137,514	225,014
Joseph R. Swedish	87,500	137,514	225,014
Donna F. Zarcone	107,500	137,514	245,014
(1) Glenn M. Creamer, Michael J. Dominguez and Robin P. Selati were members of our Board until June 27, 2016, but were not eligible for our non-employee director compensation program as Managing Directors of either Madison Dearborn Partners, LLC or Providence Equity Partners L.L.C.

(2) The amounts reported represent the grant date fair value of restricted stock units granted in 2016, calculated based on the closing stock price on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). The following table summarizes outstanding stock awards held by each above director on December 31, 2016, including restricted stock units on which settlement has been deferred and restricted stock units acquired through the deemed reinvestment of dividend equivalents:

Name	Restricted Stock Units Outstanding (#)
Virginia C. Addicott	3,493
Steven W. Alesio	12,137
Barry K. Allen	12,137
James A. Bell	6,610
Benjamin D. Chereskin	3,493
Lynda M. Clarizio	3,493
Paul J. Finnegan	2,287
David W. Nelms	12,137
Joseph R. Swedish	3,493
Donna F. Zarcone	12,137

(3) Appointed to our Board on March 2, 2016.
(4) Commenced participation in the Company’s non-employee director compensation program effective July 1, 2016. In 2016, Mr. Finnegan’s cash compensation for Board service was paid to Madison Dearborn Partners, LLC.

Our Executive Officers

See Part I - “Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10.

Corporate Governance

Our success is built on the trust we have earned from our customers, coworkers, business partners, investors and communities, and trust sustains our success. Part of this trust stems from our commitment to good corporate governance. To provide a framework for effective governance, our Board of Directors has adopted Corporate Governance Guidelines, which outline the operating principles of our Board and the composition and working processes of our Board and its committees. The Nominating and Corporate Governance Committee periodically reviews our Corporate Governance Guidelines and developments in corporate governance and recommends proposed changes to the Board for approval.

Our Corporate Governance Guidelines, along with other corporate governance documents such as committee charters and The CDW Way Code (our code of business conduct and ethics), are available on our website at www.cdw.com by clicking on Investor Relations and then Corporate Governance.

Independence of Our Board of Directors

Under our Corporate Governance Guidelines and the listing standards of NASDAQ, a majority of our Board members must be independent. The Board of Directors annually determines whether each of our directors is independent. In determining independence, the Board follows the independence criteria set forth in the NASDAQ listing standards and considers all relevant facts and circumstances.

Under the NASDAQ independence criteria, a director cannot be considered independent if he or she has one of the relationships specifically enumerated in the NASDAQ listing standards. In addition, the Board must affirmatively determine that a director does not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has affirmatively determined that each of our current directors is independent under the applicable listing standards of NASDAQ, other than our Chief Executive Officer, Thomas E. Richards.

Board of Directors Leadership Structure

Thomas E. Richards, our Chief Executive Officer, serves as the Chairman of our Board of Directors and Barry K. Allen, a non-executive and independent director, serves as the Lead Director of our Board of Directors. The Board believes that the combined role of Chairman and Chief Executive Officer, together with the appointment of an independent Lead Director, the independence of all Board members other than our Chief Executive Officer, and the use of regular executive sessions of the independent directors, achieves an appropriate balance between the effective development of key strategic and operational objectives and independent oversight of management’s execution of those objectives.

The Board believes that having the Company’s Chief Executive Officer serve as the Chairman is in the best interest of its stockholders at this time because this structure ensures a seamless flow of communication between management and the Board, in particular with respect to the Board’s oversight of the Company’s strategic direction, as well as the Board’s ability to ensure management’s focused execution of that strategy. The Board additionally believes that because the Chief Executive Officer is the director most familiar with the Company’s business, industry and day-to-day operations, he is well-positioned to help the Board focus on those issues of greatest importance to the Company and its stockholders and to assist the Board with identifying the Company’s strategic priorities, as well as the short-term and long-term risks and challenges facing the Company. While independent directors have invaluable experience and expertise from outside the Company and its business, giving them different perspectives regarding the development of the Company’s strategic goals and objectives, the Chief Executive Officer is well-suited to bring Company-specific experience and industry expertise to his discussions with independent directors.

Under our Corporate Governance Guidelines, the primary roles of the Lead Director are to assist the Chairman in managing the governance of the Board and to serve as a liaison between the Chairman and other directors. The Lead Director: (1) presides at all meetings of the Board at which the Chairman is not present, including all executive sessions of the non-management and/or independent directors; (2) has the authority to call meetings of the non-management and/or independent directors; (3) serves as a contact for interested parties who wish to communicate with non-management directors; and (4) provides input to the Chairman on the annual Board calendar, agenda items and schedules for each Board meeting and the materials and information to be presented to the Board.

The Board does not believe that a single leadership structure is right for all companies at all times, however, so the Board will periodically review its leadership structure to determine, based on the circumstances at the time, whether it and its committees are functioning effectively.

Board and Committee Meetings

Under our Corporate Governance Guidelines, our directors are expected to attend meetings of the Board and applicable committees and annual meetings of stockholders.

In 2016, the Board held four meetings. In 2016, each of the directors attended at least 75% of the aggregate of all meetings of the Board and the committees on which he or she served (during the periods for which he or she served on the Board and such committees). In addition, thirteen of the directors then in office attended our 2016 Annual Meeting of Stockholders.

Board Committees

Our Board has three committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Our Board has adopted charters for each of these committees, which are available on our website at www.cdw.com. Under the committees’ charters, the committees report regularly to the Board and as the Board requests. Additional information on each of these committees is set forth below.

Audit Committee

Chairperson: Donna F. Zarcone

Other Members of the Committee: Virginia C. Addicott, James A. Bell, Benjamin D. Chereskin, David W. Nelms

Meetings Held in 2016: 7

Primary Responsibilities:
Our Audit Committee is responsible for, among other things: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm its independence from management; (3) reviewing with our independent registered public accounting firm the scope and results of its audit; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) overseeing the accounting and financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the U.S. Securities and Exchange Commission (“SEC”); (6) reviewing and monitoring our accounting principles, accounting policies and financial and accounting controls; (7) establishing procedures for the confidential and anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; (8) reviewing and approving or ratifying related person transactions; (9) overseeing our business process assurance function (internal audit); and (10) reviewing the Company’s compliance and ethics and risk management programs, including with respect to cybersecurity.

Independence:
Each member of the Audit Committee meets the audit committee independence requirements of NASDAQ and the rules under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Board has designated each member of the Audit Committee as an “audit committee financial expert.” Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements.

Compensation Committee
Chairperson: Steven W. Alesio

Other Members of the Committee: Barry K. Allen, Lynda M. Clarizio, Paul J. Finnegan, Joseph R. Swedish

Meetings Held in 2016: 4

Primary Responsibilities:
Our Compensation Committee is responsible for, among other things: (1) reviewing and approving the compensation of our chief executive officer and other executive officers; (2) reviewing and approving employment agreements and other similar arrangements between CDW and our executive officers; (3) administering our stock plans and other incentive compensation plans; (4) periodically reviewing and recommending to the Board any changes to our incentive compensation and equity-based plans; and (5) reviewing trends in executive compensation.

Independence:
Each member of the Compensation Committee meets the compensation committee independence requirements of NASDAQ and the rules under the Exchange Act.

Nominating and Corporate Governance Committee

Chairperson: Barry K. Allen

Other Members of the Committee: Virginia C. Addicott, Steven W. Alesio, James A. Bell, Benjamin D. Chereskin, Lynda M. Clarizio, Paul J. Finnegan, David W. Nelms, Joseph R. Swedish, Donna F. Zarcone

Meetings Held in 2016: 4

Primary Responsibilities:
Our Nominating and Corporate Governance Committee is responsible for, among other things: (1) identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board; (2) overseeing the organization of our Board to discharge the Board’s duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; (4) developing and recommending to our Board a set of corporate governance guidelines and principles applicable to us; (5) reviewing compliance with The CDW Way Code, our code of business conduct and ethics; (6) reviewing and approving the compensation of our directors; (7) setting performance goals for and reviewing the performance of our chief executive officer; and (8) executive succession planning.

Independence:
Each member of the Nominating and Corporate Governance Committee meets the nominating and corporate governance committee independence requirements of NASDAQ.

Board of Directors Role in Risk Oversight

Enterprise Risk Management Program

Our Board of Directors, as a whole and through the Audit Committee, oversees our Enterprise Risk Management Program (“ERM Program”), which is designed to drive the identification, analysis, discussion and reporting of our high priority enterprise risks. The ERM Program facilitates constructive dialog at the senior management and Board levels to proactively identify and manage enterprise risks. Under the ERM Program, senior management develops a holistic portfolio of enterprise risks by facilitating business and supporting function assessments of strategic, operational, financial reporting and compliance risks, and helps to ensure appropriate response strategies are in place.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of the full Board. Enterprise risks are considered in business decision making and as part of our overall business strategy. Our management team, including our executive officers, is primarily responsible for managing the risks associated with the operation and business of our company. Senior management provides regular updates to the Audit Committee and periodic updates to the full Board on the ERM Program, and reports to both the Audit Committee and the full Board on any identified high priority enterprise risks.

Compensation Risk Assessment

We conducted an assessment of the risks associated with our compensation practices and policies, and determined that risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company. In conducting the assessment, we undertook a review of our compensation philosophies, our compensation governance structure and the design and oversight of our compensation programs. Overall, we believe that our programs include an appropriate mix of fixed and variable features, and short- and long-term incentives with compensation-based goals aligning with corporate goals. Centralized oversight helps ensure compensation programs align with the Company’s goals and compensation philosophies and, along with other factors, operate to mitigate against the risk that such programs would encourage excessive risk-taking.

Code of Business Conduct and Ethics

We have adopted The CDW Way Code, our code of business conduct and ethics, which is applicable to all of our coworkers and our directors. Additionally, within The CDW Way Code is a Financial Integrity Code of Ethics that sets forth an even higher standard applicable to our executives, officers, members of our internal disclosure committee and all managers and above in our finance department. A copy of this code is available on our website at www.cdw.com. If we make any substantive amendments to the Financial Integrity Code of Ethics or grant any waiver from a provision to our chief executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Hedging, Short Sales and Pledging Policies

Our Policy on Insider Trading, which applies to all coworkers, Board members and consultants, includes policies on hedging, short sales and pledging of our securities. Our policy prohibits hedging or monetization transactions involving Company securities, such as prepaid variable forwards, equity swaps, collars and exchange funds. It also prohibits short sales of our securities, including sales of securities that are owned with delayed delivery. In addition, it prohibits holding Company securities in a margin account or pledging Company securities as collateral for a loan except in limited circumstances with pre-approval from our Chief Legal Officer, which pre-approval will only be granted when such person clearly demonstrates the financial capacity to repay the loan without resort to any pledged securities.

Executive Compensation Policies and Practices

See Part III - Item 11 - “Compensation Discussion and Analysis” for a discussion of the Company’s executive compensation policies and practices.

Communications with the Board of Directors

Stockholders who would like to communicate with the Board of Directors or its committees may do so by writing to them via the Company’s Corporate Secretary by email at board@cdw.com or by mail at CDW Corporation, 200 North Milwaukee Avenue, Vernon Hills, Illinois 60061. Correspondence may be addressed to the collective Board of Directors or to any of its individual members or committees at the election of the sender. Any such communication is promptly distributed to the director or directors named therein unless such communication is considered, either presumptively or in the reasonable judgment of the Company’s Corporate Secretary, to be improper for submission to the intended recipient or recipients. Examples of communications that would presumptively be deemed improper for submission include, without limitation, solicitations, communications that raise grievances that are personal to the sender, communications that relate to the pricing of the Company’s products or services, communications that do not relate directly or indirectly to the Company and communications that are frivolous in nature.

Compensation Committee Interlocks and Insider Participation

During 2016, our Compensation Committee consisted of Steven W. Alesio, Barry K. Allen, Lynda M. Clarizio, Paul J. Finnegan (appointed June 27, 2016) and Joseph R. Swedish. No member of the Compensation Committee was, during 2016 or previously, an officer or employee of the Company or its subsidiaries. In addition, during 2016, there were no compensation committee interlocks required to be disclosed.
Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (our “CD&A”) provides an overview of our executive compensation program for 2016 and our executive compensation philosophies and objectives.
Our named executive officers consist of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers (“Named Executive Officers”). For 2016, our Named Executive Officers were:

Name	Title
Thomas E. Richards	Chairman, President and Chief Executive Officer
Ann E. Ziegler	Senior Vice President and Chief Financial Officer
Douglas E. Eckrote	Senior Vice President - Small Business Sales and eCommerce
Christine A. Leahy	Senior Vice President - International, Chief Legal Officer and Corporate Secretary
Jonathan J. Stevens	Senior Vice President, Operations and Chief Information Officer

This CD&A is divided into three sections:

Overview	• 2016 Business Highlights • Our Executive Compensation Program • Our Executive Compensation Practices • 2016 Say-on-Pay Vote
What We Pay and Why
 • 2016 Executive Compensation Decisions
 • Alignment of Executive Compensation Program with Operational Performance
 • Base Salary
 • Annual Cash Incentive Awards (Senior Management Incentive Plan)
 • Long-Term Incentive Program
 • Other Elements of Our 2016 Executive Compensation Program

How We Make Executive Compensation Decisions
 • Our Executive Compensation Philosophies and Objectives
 • Role of the Board, Compensation Committee and our Executive Officers
 • Guidance from Independent Compensation Consultant
 • Comparison to Relevant Peer Group

OVERVIEW
We are a leading provider of integrated information technology (IT) solutions in the United States, Canada and the United Kingdom serving a growing and fragmented market. We help over 250,000 small, medium and large business, government, education and healthcare customers by delivering solutions to meet their increasingly complex IT needs. Our full suite of offerings include discrete hardware and software products to integrated IT solutions such as mobility, security, data center, virtualization and digital workspace. We are technology “agnostic,” with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through over 5,500 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. As we have evolved with the IT market, we have built an organization with significant scale, reach and deep intimate knowledge of customer and partner needs. When coupled with our market presence, our solutions set that addresses the entire IT lifecycle and our large and highly-skilled sales and technical organization, we deliver unique value - for both our customers and our vendor partners.
2016 Business Highlights
Our 2016 performance demonstrated the strength of our business model as we captured market share and delivered excellent profitability while continuing to invest in our future. For the year, we delivered:

•	Net sales (which include results from our August 2015 acquisition of CDW UK, the UK-based integrated solutions provider previously known as Kelway) growth of 7.6%

•	Constant currency net sales growth of 8.3%

•	Adjusted EBITDA growth of 9.7%

•	Non-GAAP net income per diluted share growth of 16.9%, fueled by strong operating profits, incremental earnings from the inclusion of CDW UK and the repurchase of more than 8.7 million shares.

See Appendix A to this Item 11 for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure.

There were three main drivers of performance in 2016:

•
First, our nimble business model, which enables us to quickly capitalize on market trends.  In 2016, this helped us deliver a higher mix of “100% gross margin solutions and services,” contributing to our achievement of an adjusted EBITDA margin for the year above our mid-7% target range.

•
Second, the power of our balanced portfolio of customer end-markets, with five US channels each with over $1 billion in annual Net sales and combined sales from Canadian and UK operations of more than $1.3 billion. In 2016, this diversity of end-markets enabled us to more than offset the impact of slow economic conditions on sales to US Medium and Large business customers, and deliver mid-single digit organic Net sales growth.

•
Third, our diverse product suite of more than 100,000 products from over 1,000 leading and emerging brands. This breadth ensures we are well-positioned to meet our customer’s needs - whether transactional or highly complex. In 2016, US hardware sales increased 3%, software sales increased 8% and services increased 12%.

In 2016, in addition to our strong financial results, including free cash flow of $684 million, we continued to invest in our future and made excellent progress against our three part strategy:
See Appendix A to this Item 11 for a reconciliation of free cash flow, which is a non-GAAP financial measure, to the most directly comparable GAAP measure.

We believe our 2016 results, strategic progress and capital allocation actions were recognized by the stock market. The following chart shows how a $100 investment in the Company’s common stock on June 27, 2013, the date our common stock first traded on the Nasdaq Global Select Market (“NASDAQ”) after our IPO, would have grown to $315 on December 31, 2016, with dividends reinvested quarterly. The chart also shows CDW’s significant outperformance versus the S&P Mid Cap 400 Index ($100 investment would have grown to $153) and the Company’s 2016 compensation peer group (see “Comparison to Relevant Peer Group” in this CD&A) ($100 investment would have grown to $147) over the same period, with dividends reinvested quarterly.

Comparison of Cumulative Total Shareholder Return
$350
$300
$250
$200
$150
$100
$50
$0
06/27/13
2013
2014
2015
2016
$315
$153
$147
CDW
S&P Mid Cap 400 Index
CDW Peers

The Company’s strong operational performance, including its Adjusted EBITDA, Non-GAAP net income per diluted share and Free cash flow performance, contributed to payouts under the Company’s 2016 annual cash bonus program and 2014 performance-based equity awards. Please see the “Annual Cash Incentive Awards (Senior Management Incentive Plan)” and “Long-Term Incentive Programs” sections of this CD&A for further information regarding these programs, including the award opportunities, performance measures and payouts under these programs.
Our Executive Compensation Program
Our executive compensation program is designed to drive above-market results and is built upon our performance-driven culture and long-standing executive compensation philosophies and objectives, as described below under “Our Executive Compensation Philosophies and Objectives,” which we believe have been key contributors to our long-term success. The table below outlines each of the principal elements of the Company’s executive compensation program:

Pay Element			
	Salary	Annual Cash Incentive Awards	Performance Shares	Stock Options
Who Receives	All Named Executive Officers →			
When Granted	Annually →			
Form of Delivery	Cash →		Equity →	
Type of Performance	Short-term emphasis →	Short-term emphasis (variable) →	Long-term emphasis (variable) →	
Performance Period	1 year	1 year	3 years	Vest over 3 years 10 year maximum term
How Payout Determined	Compensation Committee determination	Based upon formula established by Compensation Committee	Based upon formula established by Compensation Committee	Based upon stock price appreciation between grant and exercise
Most Recent Performance Measures	Individual	Adjusted EBITDA, market share	Adjusted free cash flow, Adjusted EPS	Stock price appreciation

The chart below illustrates the pay for performance design of our 2016 executive compensation program. For 2016, approximately 86% of the target compensation of our Chief Executive Officer was variable and is realized only if the applicable financial performance goals are met and/or our stock price increases.

2016 CEO Target Compensation Mix

64%
Long-Term Incentives
14%
Base Salary
22%
Annual Bonus
86%
Financial Performance and Stock Price-Based Component

Our Executive Compensation Practices
The Compensation Committee reviews on an ongoing basis the Company’s executive compensation program to evaluate whether it supports the Company’s executive compensation philosophies and objectives and is aligned with stockholder interests. Our executive compensation practices include the following, each of which the Compensation Committee believes reinforces our executive compensation objectives:

Our Executive Compensation Practices

- ✓ Significant percentage of target annual compensation delivered in the form of variable compensation tied to performance
- ✓ Long-term objectives aligned with the creation of stockholder value
- ✓ Target total compensation at the competitive market median
- ✓ Market comparison of executive compensation against a relevant peer group
- ✓ Use of an independent compensation consultant reporting directly to the Compensation Committee and providing no other services to the Company
- ✓ Double-trigger vesting for equity awards in the event of a change in control under our long-term incentive plan
- ✓ Robust stock ownership guidelines
- ✓ Clawback policy
- ✓ Annual say-on-pay vote

- ✗ We do not have tax gross-ups
- ✗ We do not have executive perquisites
- ✗ We do not have an enhanced severance multiple upon a change in control
- ✗ We do not have excessive severance benefits
- ✗ We do not allow dividends or dividend equivalents on unearned performance-based awards under our long-term incentive plan
- ✗ We do not allow repricing of underwater stock options under our long-term incentive plan without stockholder approval
- ✗ We do not allow hedging or short sales of our securities, and we do not allow pledging of our securities except in limited circumstances with pre-approval

2016 Say-on-Pay Vote
As noted above, in its compensation review process, the Compensation Committee considers whether the Company’s executive compensation program is aligned with the interests of the Company’s stockholders. In that respect, as part of its review of the Company’s executive compensation program, the Compensation Committee considered the approval by approximately 99% of the votes cast for the Company’s say-on-pay vote at our 2016 Annual Meeting of Stockholders. The Compensation Committee determined that the Company’s executive compensation philosophies and objectives and compensation elements continued to be appropriate and did not make any changes to the Company’s executive compensation program in response to the 2016 say-on-pay vote.

WHAT WE PAY AND WHY
2016 Executive Compensation Decisions
Consistent with our pay-for-performance philosophy and executive compensation program objectives described below under “Our Executive Compensation Philosophies and Objectives,” in determining the 2016 adjustments to executive compensation levels and the mix of compensation elements for each Named Executive Officer, the Compensation Committee and our Chief Executive Officer (in making recommendations regarding Named Executive Officer compensation other than his own) considered each Named Executive Officer’s prior performance, Company performance, the compensation levels paid to similarly situated executive officers at the Company, the competitive median of the market data to provide a perspective on external practices, and input from the Compensation Committee’s independent compensation consultant. In approving 2016 compensation adjustments, the Compensation Committee considered, in particular, the compensation levels of the Named Executive Officers as compared to the competitive median of the market data, noting that some of the Company’s Named Executive Officers were meaningfully positioned below the competitive median despite the Company’s above market performance.

As a result of several years of strong results coupled with previously granted equity awards while the Company was privately owned, our Named Executive Officers have accumulated significant value through their equity ownership in CDW. When determining 2016 compensation for each of our Named Executive Officers, the Compensation Committee and our Chief Executive Officer considered this accumulated value in conjunction with the leadership opportunities presented to each executive to motivate him or her in 2016 and beyond.
Alignment of Executive Compensation Program with Operational Performance
Our executive compensation program is designed to drive sustained meaningful profitable growth and shareholder value creation by aligning all members of senior management around common performance goals. The Compensation Committee selects performance goals that it believes are core drivers of the Company’s operational performance and shareholder value creation. By using performance goals under the Company’s incentive programs that are based on EBITDA, earnings per share and free cash flow, as adjusted in accordance with the terms of the awards, as well as market share gains, the Compensation Committee believes that the program reflects an appropriate balance with respect to incentivizing profitability, top-line growth and cash flow generation.

To drive performance against our program goals, when communicating the goals to the senior management team, the Company includes extensive communications on what members of senior management, together with their teams, can do on a daily basis to impact achievement of these goals. We believe this understanding of the link between individual/team performance and the achievement of the Company’s financial performance goals helps the entire organization focus on those actions that have the greatest potential to drive sustained meaningful profitable growth and stockholder value creation.

Base Salary
The Compensation Committee generally sets base salaries for executives, including our Named Executive Officers, below the competitive market median of salaries for executives in similar positions. Aligned with our compensation philosophies and objectives, a significant portion of each Named Executive Officer’s annual target cash compensation is at risk, to provide a strong connection between pay and performance. Accordingly, in 2016, Mr. Richards’ annual target cash compensation was weighted 40% base salary and 60% annual incentive target. The table below sets forth the 2016 base salary level for each of our Named Executive Officers:

Named Executive Officer	2016 Base Salary
Thomas E. Richards	$900,000
Ann E. Ziegler	$551,562
Douglas E. Eckrote	$401,250
Christine A. Leahy	$453,201
Jonathan J. Stevens	$321,750
Annual Cash Incentive Awards (Senior Management Incentive Plan)
We provide our senior management with short-term incentive compensation through our annual cash bonus program, the Senior Management Incentive Plan (“SMIP”). Short-term compensation under SMIP represents a majority of each Named Executive Officer’s total target cash compensation opportunity in a given year.
Setting the Target Opportunity under SMIP
Because our Named Executive Officer base salary levels historically have been targeted to be below the competitive market median, the Compensation Committee uses an above-median target SMIP opportunity to bring targeted total cash compensation within the median range.
2016 SMIP Pay for Performance Alignment
The Compensation Committee undertakes a rigorous review and analysis to establish annual performance goals under SMIP that require above-market performance. Factors considered by the Compensation Committee in establishing the performance goals include US IT market growth rate expectations and our market share gain expectations, as well as assumptions regarding our productivity gains and investments.

For 2016, the Compensation Committee established the following goals and payout levels under SMIP:

•
Consistent with the 2015 SMIP design, the Compensation Committee chose Adjusted EBITDA and market share growth (based upon sales) as our SMIP performance goals. The Compensation Committee chose this combination of performance goals because together they take into account not only our absolute performance but also performance relative to the market.

•
Adjusted EBITDA performance goal was set at $1,102 million, which was based on a growth rate above US IT market growth rate expectations. When establishing the performance goals under SMIP, the Compensation Committee determined to exclude the items set forth in the Adjusted EBITDA reconciliation included in Appendix A to this Item 11. In addition, the Compensation

Committee determined to exclude the effect of currency fluctuations from the payout calculations as the Compensation Committee believed that compensation should not be based on factors outside of the control of the SMIP participants. Under this plan design, performance goals and results are calculated using exchange rates determined at the time the performance goals were established.

•	No payout unless 2016 Adjusted EBITDA at or above 2015 Adjusted EBITDA.

•	Payout range from 0% to 200% of target awards for performance against the Adjusted EBITDA performance goal.

•	Market share governor would reduce Adjusted EBITDA-based payouts at all performance levels unless we gained market share.

The threshold, target and maximum payout opportunities under the SMIP payout curve are set forth below:

	Adjusted EBITDA performance goal(2)		Market share governor(3)
Payout opportunity(1)	Adjusted EBITDA (in millions)	% attainment of performance goal	Grow (% of target bonus)	Constant/Decline (% of target bonus)
Maximum	$1,212.1	110%	200%	180%
Adjusted EBITDA Target	$1,101.9	100%	100%	90%
Threshold	$1,018.4	92.4%	25%	15%
(1) Payouts are determined based on various performance achievement levels for Adjusted EBITDA and market share changes. Payouts for performance between these various performance achievement levels are calculated using straight line interpolation.
(2) See Appendix A to this Item 11 for a reconciliation of Adjusted EBITDA to income from operations.
(3) Market share changes were measured internally based on data from three industry surveys and reports and, based on the availability of data, financial information regarding two publicly traded resellers and three publicly traded technology distributors.

2016 SMIP Results and Payouts
Our 2016 Adjusted EBITDA measured on a constant currency basis was $1,119 million, and the Compensation Committee determined that we had achieved 101.6% of our Adjusted EBITDA performance goal. In addition, based upon industry surveys and reports and financial information from other publicly traded companies in our market (see footnote (3) above), the Compensation Committee determined that our market share grew. The SMIP payout percentage for the Named Executive Officers therefore was 115.7% of their 2016 SMIP targets. The table below sets forth the SMIP bonus targets and payouts to each of our Named Executive Officers based upon 2016 performance:

Named Executive Officer	SMIP Bonus Target	Calculated SMIP Payout
Thomas E. Richards	$1,350,000	$1,561,768
Ann E. Ziegler	$680,670	$787,443
Douglas E. Eckrote	$573,750	$663,751
Christine A. Leahy	$434,377	$502,516
Jonathan J. Stevens	$483,250	$559,055
Long-Term Incentive Program
Under our long-term incentive program, the Compensation Committee has the authority to award various forms of long-term incentive grants, including stock options, performance-based awards and restricted stock units. The Compensation Committee’s objectives for the 2016 long-term incentive awards were to:

•	Focus executives on key performance metrics aligned with long-term stockholder value creation and the Company’s long-term strategic plan and capital allocation plan.

•	Establish a direct link between compensation and the achievement of longer-term financial objectives.

•	Retain the services of executives through multi-year vesting provisions.

For 2016, the annual long-term incentive grant was delivered in the form of performance shares and stock options, with the following key elements to drive Company performance and align with stockholder interests:

Performance Shares
• 50% of target long-term incentive opportunity
• 2016-2018 performance period with 0-200% payout curve (threshold payout of 50%)
• Vest at the end of the performance period based upon attainment of (1) cumulative annual adjusted free cash flow (“adjusted FCF”) and (2) cumulative annual non-GAAP net income per diluted share (“adjusted EPS”) performance goals, each calculated as described below

Stock Options	• 50% of target long-term incentive opportunity • Only have value if CDW stock price increases • Vest in 1/3 annual increments with 10 year maximum term

2016 Long-Term Incentive Program Pay for Performance Alignment
For 2016, 100% of the long-term incentive awards granted to the Named Executive Officers consisted of performance-based equity awards. Stock options have value to an award recipient only if our stock price appreciates, while the performance shares have value if and only to the extent that the pre-established quantitative performance metrics relating to adjusted FCF and adjusted EPS, as described below, are achieved during the three-year performance period. The Compensation Committee selected adjusted FCF and adjusted EPS as the metrics for the performance shares because it believes successful performance against these measures promotes the creation of long-term shareholder value. In selecting these metrics, the Company focused on earnings and cash flow as critical measures of operational success, but distinguished the performance share metrics from the SMIP metric (Adjusted EBITDA). By including interest, taxes, depreciation and amortization in the measure of earnings, and including interest, taxes and working capital in the measure of cash flow, the Compensation Committee intends to provide a stronger linkage to longer-term growth in stockholder value. Consistent with the SMIP design, the performance goals under the 2016 performance share awards will be determined on a constant currency basis as the Compensation Committee believed that compensation should not be based on factors outside of the control of program participants. Under this plan design, the performance goals and results will be calculated using exchange rates determined at the time the performance goals were established. The Committee established the payout curves for the performance shares to encourage strong, focused performance. Given the economic and market conditions at the time the targets were set, the target payout levels were designed to be challenging but achievable, while payouts at the maximum levels were designed to be stretch goals.

Under the performance share agreements, adjusted FCF and adjusted EPS are generally calculated as follows:
* Non-GAAP net income is defined as net income, adjusted for the items set forth in the Company’s earnings releases which may include, among other items, amortization of intangibles, non-cash equity-based compensation, losses or gains on long-term debt extinguishments and acquisition and integration expenses. Free cash flow is defined as net cash from operating activities minus capital expenditures plus or minus net change in accounts payable-inventory financing each year during the performance period.

** The impact of extraordinary, unusual, infrequently occurring, non-recurring and unanticipated events will be excluded, such as severance expenses attributable to a reduction in force, asset impairments, reserves for uncertain tax positions and reserves for loss contingencies (or payments for settlements or judgments), each as determined under GAAP, and the effect of any change in tax laws, accounting principles or other laws or regulations affecting results.

Setting Award Levels under 2016 Long-Term Incentive Program

In determining the 2016 long-term incentive award levels for Named Executive Officers, the Compensation Committee compared the target total direct compensation of each Named Executive Officer to the competitive market median. The table below sets forth the target award value, as of the date of grant, of the long-term incentive award received by each Named Executive Officer under our 2016 long-term incentive program, which was delivered 50% in performance shares and 50% in stock options:

Executive	Amount(1)
Thomas E. Richards	$4,000,000
Ann E. Ziegler	$1,400,000
Douglas E. Eckrote	$450,000
Christine A. Leahy	$900,000
Jonathan J. Stevens	$400,000
(1) Amounts reported in this column represent the target equity award granted to each Named Executive Officer in 2016, with the number of shares subject to the performance share and stock option awards determined based on our closing stock price on the date of grant and a conversion ratio of three to one for stock options versus full value awards. The target value of the stock option awards differs from the compensation reported in the Summary Compensation Table due to the calculation of the grant date fair value in the Summary Compensation Table based on a Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and expected dividend yield. Commencing in 2017, the conversion ratio for stock options versus full value awards will be based on this Black-Scholes option pricing model.
2014 Long-Term Incentive Program Results and Payouts
Under the terms of the performance share units (“PSUs”) granted as part of the 2014 long-term incentive program, 2016 represented the final year of the three-year performance period for the 2014 PSUs. The 2014 PSUs vested based on the attainment of cumulative performance goals relating to adjusted FCF and adjusted EPS during the 2014-2016 performance period, with each goal weighted equally in the determination of the vesting level. These performance goals were set in 2014 based on the Company’s strategic plans at the time. Based on performance, participants were eligible to receive a payout ranging from 0% - 200% of target, with a threshold payout opportunity equal to 50% of target.

The threshold, target and maximum payout opportunities under the 2014 PSU payout curve are set forth below:

		2014-2016 Performance Goals(1)
		Adjusted Earnings Per Share		Adjusted Free Cash Flow
Payout opportunity(2)	Payout (% of target)	Adjusted Earnings Per Share	% attainment of performance goal	Adjusted Free Cash Flow (in millions)	% attainment of performance goal
Maximum	200%	$8.54	115%	$1,175	115%
Target	100%	$7.43	100%	$991 - $1,053(3)	100%
Threshold	50%	$6.66	89.7%	869	85%
(1) Under the terms of the 2014 PSU award agreements, adjusted EPS and adjusted FCF were each weighted equally and calculated as described above with respect to the 2016 performance share awards, but also adjusted to exclude unbudgeted costs and benefits associated with corporate transactions or events; corporate restructurings; and costs associated with the Company’s new headquarters.
(2) Payouts are determined based on various performance achievement levels for adjusted EPS and adjusted FCF. Payouts for performance between these various performance achievement levels are calculated using straight line interpolation.
(3) Represents the range of achievement levels that would have resulted in a target payout for the adjusted FCF performance goal.

For the 2014-2016 performance period, the Company achieved cumulative adjusted EPS and cumulative adjusted FCF of $8.40 and $1,402 million, respectively, resulting in the vesting level for the 2014 PSUs at 193.5% of target. The table below sets forth the target number of shares subject to the 2014 PSUs and the number of shares earned based on actual performance during the 2014 - 2016 performance period:

Named Executive Officer	Target Shares Subject to 2014 PSU Award (#)	Shares Earned under 2014 PSU Award (#)(1)
Thomas E. Richards	66,900	129,462
Ann E. Ziegler	14,409	27,884
Douglas E. Eckrote	9,263	17,925
Christine A. Leahy	13,380	25,892
Jonathan J. Stevens	8,234	15,934
(1) Pursuant to the terms of the award agreements, participants are eligible to receive dividend equivalents with respect to dividends paid prior to the settlement of the award. The earned shares reported in this table do not include additional shares acquired through the deemed reinvestment of dividend equivalents prior to settlement of the award. The earned shares, including shares acquired through the deemed reinvestment of dividends through December 31, 2016, are reported in the 2016 Stock Vested Table.

Other Elements of Our 2016 Executive Compensation Program
Severance Arrangements
During 2016, the Named Executive Officers were each subject to a compensation protection agreement that provided for severance benefits upon certain qualifying terminations of employment with the Company (the “Compensation Protection Agreements”). The Compensation Committee believes that these severance benefits: (1) help secure the continued employment and dedication of our Named Executive Officers; (2) enhance the Company’s value to a potential acquirer because our Named Executive Officers have noncompetition, nonsolicitation and confidentiality provisions that apply after any termination of employment, including after a change in control of the Company; and (3) are important as a recruitment and retention device, as many of the companies with which we compete for executive talent have similar agreements in place for their senior management. Consistent with market practices, the Compensation Protection Agreements do not include change in control-related tax gross-ups and are for three year fixed terms, with certain term extensions in the event of a “potential change in control” or “change in control” during the term.

In March 2016, each of the Named Executive Officers entered into an Amended and Restated Compensation Protection Agreement, which preserved the severance benefits contained in the existing agreement, but extended the term for an additional three year fixed term commencing January 1, 2017, with certain term extensions in the event of a “potential change in control” or “change in control” during the term.

Additional information regarding the employment arrangements with each of our Named Executive Officers, including a quantification of benefits that would have been received by each Named Executive Officer had his or her employment terminated on December 31, 2016, is provided under “2016 Potential Payments upon Termination or Change in Control.”
RDU Plan
During 2016, our Named Executive Officers participated in the RDU Plan, a legacy nonqualified deferred compensation plan, established by our Board of Directors in 2010 in order to retain key leaders prior to our initial public offering and focus them on driving the long-term success of the Company. While participants are able to receive cash payments under the RDU Plan with respect to RDU grants made at or prior to our initial public offering, no new grants have been made since that time and the plan is closed. Under the terms of the RDU Plan, participants will receive cash distributions with respect to their account balances in 2017, which will remain subject to clawback for a 24-month period in the event of a termination for “cause” or the Named Executive Officer’s violation of any restrictive covenant agreement with respect to non-competition, non-solicitation, confidentiality or trade secrets.

For additional information regarding the operation of this legacy plan, please see the narrative accompanying the “2016 Non-Qualified Deferred Compensation” table.
Other Benefits
Our Named Executive Officers participate in our corporate-wide benefit programs. Our Named Executive Officers are offered benefits that generally are commensurate with the benefits provided to all of our full-time coworkers, which includes participation in our qualified defined contribution plan. Consistent with our performance-based culture, we do not offer a service-based defined benefit pension plan or other similar benefits to our coworkers. Similarly, we do not provide nonqualified retirement programs or perquisites that are often provided at other companies to executive officers.

Clawback Policy
The Compensation Committee adopted a clawback policy in the event the Company is required to prepare an accounting restatement due to material non-compliance with a financial reporting requirement under the federal securities laws. If a current or former executive officer engaged in intentional misconduct that caused or partially caused the need for the restatement, the Compensation Committee may, in its discretion and to the full extent permitted by governing law, require reimbursement of that portion of any cash bonus paid to, or performance shares/units earned by, such executive officer during the three-year period preceding the date on which the Company is required to prepare the restatement, which is in excess of what would have been paid or earned by such executive officer had the financial results been properly reported.
Stock Ownership Guidelines
The Compensation Committee believes that, in order to more closely align the interests of executives with the interests of the Company’s other stockholders, all executives should maintain a minimum level of equity interests in the Company’s common stock. The Compensation Committee has adopted stock ownership guidelines requiring ownership of six times base salary for our Chief Executive Officer and three times base salary for our other executive officers. Until the guideline is met, an executive officer is required to retain 50% of the after-tax shares acquired upon exercise of stock options and vesting of performance shares/units and restricted shares/units. As of the date of this Form 10-K, all Named Executive Officers had attained the required ownership guideline.
Hedging, Short Sales and Pledging Policies
Our executive officers are prohibited from hedging and short sales transactions with respect to our securities. In addition, our executive officers are prohibited from pledging our securities except in limited circumstances with pre-approval. For a further description of these policies, please see Part III - Item 10 - “Corporate Governance - Hedging, Short Sales and Pledging Policies.”
HOW WE MAKE EXECUTIVE COMPENSATION DECISIONS
Our Executive Compensation Philosophies and Objectives
The Compensation Committee believes that our executive compensation program should reward actions and behaviors that drive sustained meaningful profitable growth and stockholder value creation. The Compensation Committee seeks to foster these objectives through a compensation system that focuses heavily on variable, performance-based incentives that create a balanced focus on our short-term and long-term strategic and financial goals. The Compensation Committee’s goal has been to implement an executive compensation program that would continue to drive above-market results and that is built upon our long-standing executive compensation philosophies and objectives, as outlined below, which we believe have been key contributors to our long-term success:

Role of the Board, Compensation Committee and our Executive Officers
The Compensation Committee is responsible for determining the annual cash compensation of our Chief Executive Officer and each of our other executive officers. In the case of the 2016 long-term incentives, the Compensation Committee was responsible for recommending to the Board for approval the targeted grant levels for each of our executive officers. Based on the recommendations of the Compensation Committee, the Board approved the 2016 long-term incentive awards. In setting or recommending, as applicable, the compensation of our Chief Executive Officer, the Compensation Committee takes into account the Nominating and Corporate Governance Committee’s review of the Chief Executive Officer’s performance. In setting or recommending, as applicable, the compensation of our other executive officers, the Compensation Committee takes into account the Chief Executive Officer’s review of each executive officer’s performance and his recommendations with respect to their compensation. The Compensation Committee’s responsibilities regarding executive compensation are further described in the “Corporate Governance” section of this Proxy Statement.
Guidance from Independent Compensation Consultant
Frederic W. Cook & Co., Inc. (the “Compensation Consultant”) provides executive compensation consulting services to the Compensation Committee. In 2016, the Compensation Consultant provided services related to the review of 2016 compensation adjustments, including a review of peer group compensation data, awards under our long-term incentive program, the setting of performance goals in our variable incentive plans including the payout leverage for results above and below the target performance levels, our compensation protection agreements, a review of trends in executive compensation and our compensation peer group and assistance with this CD&A. The Compensation Consultant is retained by and reports to the Compensation Committee and, at the request of the Compensation Committee, participates in committee meetings. The Compensation Consultant did not provide any services to the Company in 2016. The Compensation Committee reviewed the independence of the Compensation Consultant under NASDAQ and SEC rules and concluded that the work of the Compensation Consultant has not raised any conflict of interest.
Comparison to Relevant Peer Group
To obtain a broad view of competitive practices among industry peers and competitors for executive talent, the Compensation Committee reviews market data for peer group companies as well as a general industry survey. In selecting companies for our peer group, the Compensation Committee considers companies that meet one or more of the following peer group selection criteria established by the Compensation Committee:
For 2016 compensation decisions, the Compensation Committee utilized the peer group set forth below, which was the same peer group used by the Compensation Committee with respect to 2015 compensation decisions. Based on data compiled by the Compensation Consultant at the time of the peer group review, our revenues and EBITDA were between the median and 75th percentile of our peer group:
The Compensation Consultant provides competitive data utilizing peer group proxy data and Aon Hewitt provides revenue size-adjusted competitive data from its general industry database. In reviewing the size-adjusted data from the Aon Hewitt general industry database, the Compensation Committee does not review data from the specific companies included in the database. For Mr. Richards, the peer group was the primary market data source for evaluating 2016 base salary, annual cash incentive award opportunity and long-term incentive opportunity, given the availability of chief executive officer compensation data in public filings, with the compensation survey data providing a supplemental viewpoint. For our other Named Executive Officers, the Compensation Committee reviewed both peer group data when available and compensation survey data when evaluating the 2016 base salary, annual cash incentive opportunities and long-term incentive opportunities. For purposes of this CD&A, the peer group data and compensation survey data are collectively referred to as “market data.”

COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with our management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Respectfully submitted by the Compensation Committee of the Board of Directors.
Steven W. Alesio, Chair
Barry K. Allen
Lynda M. Clarizio
Paul J. Finnegan
Joseph R. Swedish

2016 EXECUTIVE COMPENSATION
2016 Summary Compensation Table
The following table provides information regarding the compensation earned by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, whom we collectively refer to as our “Named Executive Officers” for our last three fiscal years.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-equity Incentive Plan Compensation ($)(5)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Thomas E. Richards Chairman, President and Chief Executive Officer	2016	888,461	—	2,000,005	1,289,272	1,561,768	—	11,992	5,751,498
	2015	851,587	—	1,750,017	1,546,246	1,519,418	—	1,300,347	6,967,615
	2014	798,250	—	1,625,001	1,445,040	1,836,609	12,878	278,019	5,995,797
Ann E. Ziegler Senior Vice President and Chief Financial Officer	2016	544,516	—	699,986	451,243	787,443	—	11,555	2,494,743
	2015	516,806	—	649,988	574,319	774,750	—	799,428	3,315,291
	2014	453,955	—	349,995	311,242	967,868	7,870	173,998	2,264,928
Douglas E. Eckrote Senior Vice President, Small Business Sales and eCommerce	2016	396,635	39,000	225,012	145,042	663,751	—	10,698	1,480,138
	2015	379,760	29,250	225,002	198,804	741,292	—	680,663	2,254,771
	2014	341,250	29,250	224,998	200,081	972,086	6,690	148,737	1,923,092
Christine A. Leahy Senior Vice President -International, Chief Legal Officer and Corporate Secretary	2016	443,289	—	449,985	290,084	502,516	—	10,698	1,696,572
	2015	396,032	—	400,007	353,422	513,689	—	655,576	2,318,726
	2014	340,460	—	325,000	289,008	590,537	6,439	143,545	1,694,989
Jonathan J. Stevens Senior Vice President, Operations and Chief Information Officer	2016	321,750	32,200	199,985	128,925	559,055	—	9,914	1,251,829
	2015	330,279	24,150	199,985	176,711	593,340	—	584,235	1,908,700
	2014	301,750	24,150	200,004	177,854	771,917	5,733	128,158	1,605,720

(1)
Salary. 2016 base salary adjustments were effective February 21, 2016. The 2016 increase in the base salary of Mr. Eckrote represents a shift in the mix of compensation from SMIP target opportunity to base salary.

(2)	Bonus. The amounts reported represent lump sum merit awards granted to two of the Named Executive Officers in lieu of an increase in annual target compensation.

(3)
Stock awards. The amounts reported in this column represent the grant date fair value of performance shares and performance share units granted in the applicable year, calculated in accordance with FASB ASC Topic 718. The amounts included in 2016 for the performance shares are calculated based on the closing stock price and the probable satisfaction of the performance conditions for such awards as of the date of grant. Assuming the highest level of performance is achieved for the 2016 performance shares, the maximum value of these awards at the grant date would be as follows: Mr. Richards-$4,000,010; Ms. Ziegler-$1,399,972; Mr. Eckrote-$450,024; Ms. Leahy-$899,970; and Mr. Stevens-$399,970. See Note 11 to the Audited Financial Statements included in this Form 10-K (the “Audited Financial Statements”) for a discussion of the relevant assumptions used in calculating these amounts.

(4)
Option awards. The amounts reported in this column represent the grant date fair value of stock option awards granted in the applicable year, calculated in accordance with FASB ASC Topic 718. See Note 11 to the Audited Financial Statements for a discussion of the relevant assumptions used in calculating these amounts.

(5)	Non-equity incentive plan compensation. The amounts reported represent cash awards to the Named Executive Officers under the SMIP. Please see the CD&A for further information regarding the 2016 SMIP.
(6) All other compensation. For 2016, “All Other Compensation” consists of (i) Company-paid supplemental disability premiums for each of the Named Executive Officers, and (ii) matching and profit sharing contributions to the 401(k) accounts of each of the Named Executive Officers. For 2015, “All Other Compensation” consists of (i) the cash retention payments under the RDU Plan that vested in 2015 and were paid in 2016 (Mr. Richards, $1,286,954, Ms. Ziegler, $786,472, Mr. Eckrote, $668,564, Ms. Leahy $643,477, and Mr. Stevens, $572,920), (ii) Company-paid supplemental disability premiums for each of the Named Executive Officers, and (iii) matching and profit sharing contributions to the 401(k) accounts of each of the Named Executive Officers. For 2014, “All Other Compensation” consists of (i) the 2014 redemption premiums and RDU reserve interest allocation credited pursuant to the terms of the RDU Plan to each of the Named Executive Officers (Mr. Richards, $266,360, Ms. Ziegler, $162,776, Mr. Eckrote, $138,372, Ms. Leahy, $133,180, and Mr. Stevens, $118,577), (ii) Company-paid supplemental disability premiums for each of the Named Executive Officers, and (iii) matching and profit sharing contributions to the 401(k) accounts of each of the Named Executive Officers.
2016 Grants of Plan-Based Awards Table
The following table provides information regarding the possible payouts to our Named Executive Officers in 2016 under the SMIP and the annual equity awards received by our Named Executive Officers in 2016 under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan (“2013 LTIP”).

		Estimated Possible Payouts Under Non-equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)					Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)
Thomas E. Richards	—	202,500	1,350,000	2,700,000	—	—	—	—	—	—	—
	3/2/16	—	—	—	25,132	50,264	100,528	—	—	—	2,000,005
	3/2/16	—	—	—	—	—	—	—	150,792	39.79	1,289,272
Ann E. Ziegler	—	102,101	680,670	1,361,340	—	—	—	—	—	—	—
	3/2/16	—	—	—	8,796	17,592	35,184	—	—	—	699,986
	3/2/16	—	—	—	—	—	—	—	52,777	39.79	451,243
Douglas E. Eckrote	—	86,063	573,750	1,147,500	—	—	—	—	—	—	—
	3/2/16	—	—	—	2,828	5,655	11,310	—	—	—	225,012
	3/2/16	—	—	—	—	—	—	—	16,964	39.79	145,042
Christine A. Leahy	—	65,157	434,377	868,754	—	—	—	—	—	—	—
	3/2/16	—	—	—	5,655	11,309	22,618	—	—	—	449,985
	3/2/16	—	—	—	—	—	—	—	33,928	39.79	290,084
Jonathan J. Stevens	—	72,488	483,250	966,500	—	—	—	—	—	—	—
	3/2/16	—	—	—	2,513	5,026	10,052	—	—	—	199,985
	3/2/16	—	—	—	—	—	—	—	15,079	39.79	128,925

(1)
These amounts represent threshold, target and maximum cash award levels set in 2016 under the SMIP. The amount actually earned by each Named Executive Officer is reported as Non-Equity Incentive Plan Compensation in the 2016 Summary Compensation Table.

(2)
These amounts represent the threshold, target and maximum performance shares granted under the 2013 LTIP. For actively employed executives, these performance shares are scheduled to vest on December 31, 2018, subject to the achievement of the threshold performance goals relating to adjusted FCF and adjusted EPS over the 2016-2018 performance period. The number of shares subject to a performance share award increases as a result of the deemed reinvestment of dividend equivalents prior to settlement of the award and such additional shares are subject to the same vesting conditions as the underlying performance shares. Please see the CD&A for further information regarding this award.

(3)
These amounts represent stock options granted under the 2013 LTIP. For actively employed executives, these options vest in one-third increments on each of the first through third year anniversaries of the date of grant.

(4)
The amounts reported represent the grant date fair value associated with the grant of these performance shares and stock option awards, as computed in accordance with FASB ASC Topic 718. In the case of the performance shares, the grant date fair value is calculated based on the closing stock price on the date of grant and the probable satisfaction of the performance conditions for such awards as of the date of grant. See Note 11 to the Audited Financial Statements for a discussion of the relevant assumptions used in calculating these amounts.

2016 Outstanding Equity Awards at Fiscal Year-End
The following table summarizes outstanding option awards and unvested stock awards held by each Named Executive Officer on December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(8)
Thomas E. Richards	409,824(1)	95,470(1)	17.00	12/12/2022	18,246(5)	950,434	—	—
	133,800(2)	66,900(2)	24.29	2/25/2024	—	—	—	—
	46,308(3)	92,618(3)	37.79	2/19/2025	—	—	47,168(6)	2,456,981
	—	150,792(4)	39.79	3/2/2026	—	—	50,800(7)	2,646,172
Ann E. Ziegler	28,818(2)	14,410(2)	24.29	2/25/2024	—	—	—	—
	17,200(3)	34,401(3)	37.79	2/19/2025	—	—	17,519(6)	912,565
	—	52,777(4)	39.79	3/2/2026	—	—	17,779(7)	926,108
Douglas E. Eckrote	18,526(2)	9,263(2)	24.29	2/25/2024	—	—	—	—
	5954(3)	11,908(3)	37.79	2/19/2025	—	—	6,064(6)	315,874
	—	16,964(4)	39.79	3/2/2026	—	—	5,715(7)	297,694
Christine A. Leahy	26,760(2)	13,380(2)	24.29	2/25/2024	—	—	—	—
	10,584(3)	21,170(3)	37.79	2/19/2025	—	—	10,781(6)	561,582
	—	33,928(4)	39.79	3/2/2026	—	—	11,429(7)	595,337
Jonathan J. Stevens	16,468(2)	8,234(2)	24.29	2/25/2024	—	—	—	—
	5,292(3)	10,585(3)	37.79	2/19/2025	—	—	5,390(6)	280,765
	—	15,079(4)	39.79	3/2/2026	—	—	5,079(7)	264,565

(1)
Represents stock options granted to Mr. Richards in connection with the pre-initial public offering distribution of equity held by CDW Holdings LLC, our parent company prior to our initial public offering. These stock options were issued to B Unit holders (B Units represented equity interests in the company while it was privately held) to preserve their fully diluted equity ownership percentages, as required by the CDW Holdings LLC Unitholders Agreement. The vesting of the stock options is based upon the remainder of the 5 year daily vesting schedule applicable to the B Units with respect to which the stock options were granted. A portion of Mr. Richards’ stock option grant (54,514 shares) was vested as of June 26, 2013 (the date of our initial public offering), while the remaining portion of the stock option grant vests daily on a pro rata basis through December 11, 2017.

(2)	These stock options were awarded on February 25, 2014, and vest in one-third increments on each of the first through third year anniversaries of the date of grant.

(3)	These stock options were awarded on February 19, 2015, and vest in one-third increments on each of the first through third year anniversaries of the date of grant.

(4)	These stock options were awarded on March 2, 2016, and vest in one-third increments on each of the first through third year anniversaries of the date of grant.

(5)
Represents shares of restricted stock granted to B unit holders, including Mr. Richards, in connection with the pre-initial public offering distribution of equity held by CDW Holdings LLC, our parent company prior to our initial public offering. The vesting of the shares of restricted stock is based upon the remainder of the 5 year daily vesting schedule applicable to the B Units for which the restricted shares were received in exchange. For Mr. Richards, these shares vest daily on a pro rata basis through December 11, 2017.

(6)
These performance shares were awarded on February 19, 2015 and vest on December 31, 2017, subject to the achievement of the threshold performance goals relating to adjusted FCF and adjusted EPS over the 2015-2017 performance period. The amounts reported in this column are based on target achievement of the applicable performance goals and include performance shares acquired through the deemed reinvestment of dividend equivalents.

(7)
These performance shares were awarded on March 2, 2016 and vest on December 31, 2018, subject to the achievement of the threshold performance goals relating to adjusted FCF and adjusted EPS over the 2016-2018 performance period. The amounts reported in this column are based on target achievement of the applicable performance goals and include performance shares acquired through the deemed reinvestment of dividend equivalents.

(8)	The market value of shares of stock that have not vested reflects a stock price of $52.09, our closing stock price on December 30, 2016.
2016 Stock Vested Table
The following table summarizes the number and market value of stock awards held by each Named Executive Officer that vested during 2016. None of our Named Executive Officers exercised any stock options during 2016.

Name	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)

Thomas E. Richards	152,064	7,749,939
Ann E. Ziegler	28,583	1,488,893
Douglas E. Eckrote	18,375	957,159
Christine A. Leahy	26,542	1,382,563
Jonathan A. Stevens	16,334	850,825

(1)
For Mr. Richards, includes 19,355 shares of restricted stock granted to B unit holders, including Mr. Richards, in connection with the pre-initial public offering distribution of equity held by CDW Holdings LLC, our parent company prior to our initial public offering. The vesting of the shares of restricted stock is based upon the remainder of the 5 year daily vesting schedule applicable to the B units for which the shares of restricted stock were received in exchange. The remaining shares reported in this column represent shares acquired upon the vesting of performance share units awarded on February 25, 2014 and which vested on December 31, 2016 based on the achievement of performance goals relating to adjusted FCF and adjusted EPS over the 2014-2016 performance period, including shares acquired through the deemed reinvestment of dividend equivalents through December 31, 2016. Performance share unit award recipients receive fractional shares upon settlement; however, for purposes of this table, share numbers have been rounded to the nearest whole share.

(2) The market value reported in this table for the shares of restricted stock held by Mr. Richards that vested on a daily basis during 2016 is based upon the average daily closing price of our common stock during 2016. The market value for the 2014 performance share units that vested on December 31, 2016 is based on a stock price of $52.09, our closing stock price on December 30, 2016.
Non-Qualified Deferred Compensation
As noted in the CD&A, in 2010, our Board of Directors adopted the RDU Plan, an unfunded nonqualified deferred compensation plan that was designed to retain key leaders and focus them on driving the long-term success of the Company. Participants in the RDU Plan received RDUs that entitled the participant to a proportionate share of payments under the RDU Plan, determined by dividing the number of RDUs held by the participant by 28,500, which was the total number of RDUs available under the RDU Plan. Prior to our initial public offering, the RDUs were designed to track two components of the then outstanding Senior Subordinated Notes, a principal component and an interest component. The total amount of compensation available under the RDU Plan was based on these two components.

The principal component credited the RDU Plan with an amount equal to the $28.5 million face value of the Company’s Senior Subordinated Notes (the “debt pool”), with each RDU representing $1,000 face value of the Senior Subordinated Notes. Participants vested daily in the principal component during employment on a pro rata basis over the period commencing January 1, 2012 (or, if later, the date of hire or the date of a subsequent RDU grant) through December 31, 2014. In connection with our initial public offering and the partial redemption of the Senior Subordinated Notes, and in accordance with the terms of the RDU Plan, the principal component of the RDUs converted to a cash-denominated pool upon the redemption of the related Senior Subordinated Notes, with the same vesting schedule as set forth above. The redemption of the Senior Subordinated Notes, per the terms of the RDU Plan, also resulted in participants being credited in 2013 and 2014 with an additional amount equal to the prepayment premium that would have been paid on an equivalent amount of Senior Subordinated Notes under the terms of the indenture related to such notes. Under the terms of the RDU Plan, payment of the principal component as well as the additional amount related to the prepayment premium will be made to participants in 2017.
The interest component credited the RDU Plan with amounts equal to the interest that would have been earned on the debt pool from March 10, 2010 (or, if later, the date of hire or the date of a subsequent RDU grant) through maturity in 2017; however, in connection with our initial public offering, the Compensation Committee determined that the accrual of interest credits on the RDUs would cease after the redemption of the related Senior Subordinated Notes. In order to increase the retentive value of the plan, in 2013, the Compensation Committee established a cash retention pool determined based on the amount of the interest component credits that would have been allocated under the original terms of the RDU Plan. This cash retention pool has been paid to participants based on their service prior to 2016 and no longer represents an ongoing element of the Company’s executive compensation program.
2016 Non-Qualified Deferred Compensation Table
The following table provides information regarding the RDU Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
Thomas E. Richards	—	—	—	—	5,636,784
Ann E. Ziegler	—	—	—	—	3,444,703
Douglas E. Eckrote	—	—	—	—	2,928,270
Christine A. Leahy	—	—	—	—	2,818,393
Jonathan J. Stevens	—	—	—	—	2,509,358
(1) The amounts reported in this column represent each Named Executive Officer’s balance in the RDU Plan.
2016 Potential Payments Upon Termination or Change in Control
During 2016, the Named Executive Officers were each subject to a compensation protection agreement that provided for certain severance benefits upon a qualifying termination of employment (the “Compensation Protection Agreements”). These severance arrangements have a three year fixed term, with certain term extensions in the event of a “potential change in control” or “change in control” during the term. As noted above, in March 2016, each of the Named Executive Officers entered into an Amended and Restated Compensation Protection Agreement, which preserved the severance benefits contained in their existing agreements, but extended the term for an additional three year fixed term commencing January 1, 2017. Each Named Executive Officer is also a participant in the Company’s equity award program, which provides for accelerated vesting of outstanding equity awards upon certain termination events or a sale of the Company.
A description of the material terms of each of the employment arrangements that were in effect on December 31, 2016 and the equity award program as well as estimates of the payments and benefits each Named Executive Officer would receive upon a termination of employment or sale of the Company, are set forth below. The estimates have been calculated assuming a termination date on December 31, 2016 and the closing price of a share of our common stock on December 30, 2016. The estimates below do not include any value associated with the RDU Plan because, as of December 31, 2016, all participants were vested in their account balances under the RDU Plan. Please see the “2016 Nonqualified Deferred Compensation Table” and related narrative for further information regarding the RDU Plan. The amounts reported below are only estimates and actual payments and benefits to be paid upon a termination of a Named Executive Officer’s employment with the Company or sale of the Company under these arrangements can only be determined at the time of termination or sale of the Company.

Compensation Protection Arrangements
This section describes the Compensation Protection Agreements in effect for Named Executive Officers in 2016.
For purposes of determining severance benefits under the Named Executive Officers’ Compensation Protection Agreements, a qualifying termination means termination of the Named Executive Officer’s employment (1) by the Company other than (A) for “cause,” (B) the Named Executive Officer’s death or (C) the Named Executive Officer’s disability, or (2) by the Named Executive Officer for “good reason.”
If the employment of a Named Executive Officer is terminated for any reason other than a qualifying termination of employment, the Named Executive Officer is entitled to receive his or her “accrued obligations.” Accrued obligations include the following: (1) accrued and unpaid base salary; (2) any SMIP bonus, deferred compensation and other cash compensation accrued by the Named Executive Officer to the extent not paid as of the date of termination; and (3) vacation pay, expense reimbursements and other cash entitlements accrued by the Named Executive Officer to the extent not paid as of the date of termination.
If the employment of a Named Executive Officer is terminated due to the Named Executive Officer’s death or disability, the Named Executive Officer or his or her estate, as applicable, is entitled to receive the following payments under his or her Compensation Protection Agreement: (1) accrued obligations as defined above and (2) an annual incentive bonus (based on the target bonus under the Company’s SMIP), prorated through the effective date of the Named Executive Officer’s termination of employment.
If the employment of a Named Executive Officer is terminated due to a qualifying termination, the Named Executive Officer is entitled to receive the following payments and benefits under his or her Compensation Protection Agreement: (1) accrued obligations as defined above; (2) the portion of the unpaid SMIP bonus that the Named Executive Officer would have received had he or she remained employed by the Company for the full year in which the termination occurs, based on actual performance and prorated through the date of termination; (3) continuation in accordance with the Company’s regular payroll practices of two times the Named Executive Officer’s base salary; (4) payment of two times the Named Executive Officer’s SMIP bonus that would have been earned had the Named Executive Officer remained employed by the Company for the full year in which the termination occurs, based on actual performance (provided that if the termination occurs after a change in control, the SMIP bonus will be equal to two times the Named Executive Officer’s average SMIP bonus for each of the three fiscal years ending prior to the change in control); (5) continuation of certain health and welfare benefits for two years or, if earlier, the date that the Named Executive Officer becomes eligible for each such type of insurance coverage from a subsequent employer (provided, however, that if the Company is unable to provide such continuation benefits to the Named Executive Officer, the Company will instead provide a cash payment, subject to any applicable withholding taxes, that is sufficient to purchase comparable benefits); and (6) outplacement services of up to $20,000. The receipt of all of the payments and benefits above, except payment of accrued obligations, is conditioned upon the Named Executive Officer’s execution of a general release agreement in which he or she waives all claims that he or she might have against the Company and certain associated individuals and entities.
If the employment of Mr. Richards is terminated for any reason other than a termination by the Company for “cause” (as defined in his Compensation Protection Agreement), upon the expiration of any continued medical coverage period under his Compensation Protection Agreement and the COBRA continuation coverage period, Mr. Richards and his spouse are entitled to continued access to the Company’s medical plan until each becomes eligible for Medicare (or the earlier occurrence of another event specified in his Compensation Protection Agreement), with the full cost of such continued access to be paid by Mr. Richards.
Under the terms of the Compensation Protection Agreements, if the payments and benefits to a Named Executive Officer under his or her respective Compensation Protection Agreement or another plan, arrangement or agreement would subject the Named Executive Officer to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such payments will be reduced by the minimum amount necessary to avoid such excise tax, but only if such reduction will result in the Named Executive Officer receiving a higher net after-tax amount.
Outstanding Equity Awards
There is no acceleration or continuation of vesting of the shares of restricted stock and stock options granted in exchange for outstanding B Units (the “Replacement Awards”) for terminations other than on account of a Named Executive Officer’s death or disability. In the case of termination due to the Named Executive Officer’s death or disability, the Replacement Award agreement provides for the immediate vesting of the additional portion of his or her outstanding Replacement Awards that would vest over a period of one year from such Named Executive Officer’s termination of employment. All outstanding Replacement Awards would immediately vest upon a sale of the Company under the award agreements. For purposes of the Replacement Awards, a sale of the Company means the acquisition by any person or group of (1) at least 51% of the equity securities of the Company entitled to vote to elect members of the board or (2) all or substantially all of the Company’s assets determined on a consolidated basis.

Under the terms of the 2016, 2015 and 2014 option awards, the options will become 100% vested in the event of (i) a termination of employment due to death or disability, (ii) a termination of employment by the Company without cause or by the Named Executive Officer for good reason within two years following a change in control or (iii) a change in control pursuant to which the option awards are not effectively assumed or continued in such transaction. In addition, in the event of the Named Executive Officer’s retirement, the options will continue to vest in accordance with the vesting schedule set forth in the award agreement so long as the Named Executive Officer continues to comply with restrictive covenants relating to non-competition, non-solicitation and confidentiality through the vesting period.
With respect to the 2016 and 2015 performance shares, upon a termination of employment due to death, disability or retirement, the Named Executive Officer will be entitled to a prorated award based on actual performance through the end of the performance period, subject to the Named Executive Officer’s continued compliance with restrictive covenants relating to non-competition, non-solicitation and confidentiality. In the event of a change in control prior to the 24-month anniversary of the first day of the performance period, the performance goals will be deemed to have been satisfied at target performance. If, however, the change in control occurs on or after the 24-month anniversary of the first day of the performance period, the performance goals will be determined by the Compensation Committee based on the projected level of performance through the end of the performance period. In the event of a change in control in which the awards are not effectively assumed, the awards will be settled within 70 days of such change in control. For awards effectively assumed in a change in control, the settlement of the awards will be accelerated if the Named Executive Officer’s employment is terminated without cause or due to good reason within 24 months following the change in control.
For purposes of the 2013 LTIP, a change in control generally occurs upon (1) an unapproved change in the majority composition of the Board during a 24-month period, (2) certain acquisitions of 35% or more of the Company’s outstanding voting securities, or (3) certain corporation transactions, including certain mergers, dissolutions, liquidations or the sale of substantially all of the Company’s assets.
Potential Payments Upon a Qualifying Termination of Employment(1)

Name	Severance Payment ($)(2)	Value of Accelerated Equity Awards ($)	Welfare Benefits ($)(3)	Outplacement ($)(4)	Aggregate Payments ($)
Thomas E. Richards	4,923,536	—	25,699	20,000	4,969,235
Ann E. Ziegler	2,678,010	—	23,334	20,000	2,721,344
Douglas E. Eckrote	2,130,002	—	29,117	20,000	2,179,119
Christine A. Leahy	1,911,434	—	32,031	20,000	1,963,465
Jonathan J. Stevens	1,761,610	—	27,646	20,000	1,809,256

(1)
A qualifying termination means termination of the Named Executive Officer’s employment (1) by the Company other than (A) for “cause,” (B) the Named Executive Officer’s death or (C) the Named Executive Officer’s disability, or (2) by the Named Executive Officer for “good reason.”

(2)
Amounts reported in this column represent two times the sum of (i) the Named Executive Officer’s base salary and (ii) the Named Executive Officer’s annual incentive bonus target for 2016 multiplied by the 2016 SMIP payout percentage of 115.7%. Under the Compensation Protection Agreements, the Named Executive Officers are also entitled to a pro rata bonus based on the Company’s actual performance for the year in which termination occurs. Because the SMIP bonus is considered earned as of December 31, 2016, amounts related to the pro rata bonus have been excluded from this table and are reported in the 2016 Summary Compensation Table as 2016 compensation.

(3)	Represents the estimated value of continued welfare benefits that all Named Executive Officers would be entitled to receive upon a qualifying termination of employment.

(4)	Represents the maximum value of outplacement services that all Named Executive Officers would be entitled to receive upon a qualifying termination of employment.

Potential Payments Upon Death, Disability or Retirement Table(1)

Name	Severance Payment ($)(2)	Value of Accelerated Equity Awards ($)(3)	Aggregate Payments ($)
Thomas E. Richards	—	11,859,520	11,859,520
Ann E. Ziegler	—	2,458,769	2,458,769
Douglas E. Eckrote	—	946,267	946,267
Christine A. Leahy	—	1,664,843	1,664,843
Jonathan J. Stevens	—	841,108	841,108

(1)
As noted above, the terms of our 2016, 2015 and 2014 equity awards include retirement vesting provisions and, as of December 31, 2016, Mr. Richards and Ms. Ziegler were our only Named Executive Officers eligible for retirement vesting under such equity awards. Please see footnote 3 for an estimate of the amounts that would be received by Mr. Richards and Ms. Ziegler under the terms of such equity awards upon a December 31, 2016 retirement.

(2)
The Named Executive Officers are entitled to a pro rata bonus based on target for the year in which termination occurs upon death or a termination due to disability and may receive, at the Compensation Committee’s discretion, a pro rata bonus for the year of retirement. Because the SMIP bonus is considered earned as of December 31, 2016, amounts related to the pro rata bonus have been excluded from this table and are reported in the 2016 Summary Compensation Table as 2016 compensation.

(3)
Represents the value of the accelerated vesting of the 2016, 2015 and 2014 stock option awards, pro rata vesting of the 2016 and 2015 performance shares, assuming target achievement of the applicable performance goals, and, for Mr. Richards, partial vesting of the Replacement Awards upon death or a termination due to disability. Under the terms of the 2016, 2015 and 2014 equity awards, Mr. Richards and Ms. Ziegler would continue to vest in their option grants and receive a prorated payout based on actual performance with respect to their performance shares upon retirement, provided that each continued to comply with non-competition, non-solicitation and confidentiality restrictive covenants during the vesting period. Assuming a retirement as of December 31, 2016, the value of the accelerated vesting associated with Mr. Richards’ and Ms. Ziegler’s outstanding equity awards is estimated to equal $7,559,044 and $2,458,769, respectively, assuming target achievement of the performance goals applicable to their performance awards. The value of the accelerated vesting of the equity awards reported in this table is based upon our closing stock price of $52.09 on December 30, 2016. Excluded from this column are the 2014 performance share units that vested based on Company performance and continued service of the Named Executive Officer through December 31, 2016 and which are reflected in the 2016 Stock Vested Table.

Potential Payments Upon a Qualifying Termination of Employment Following a Change in Control(1)

Name	Severance Payment(2) ($)	Value of Accelerated Equity Awards ($)(3)	Welfare Benefits ($)(4)	Outplacement ($)(5)	Aggregate Payments ($)
Thomas E. Richards	4,865,083	14,442,629	25,699	20,000	19,353,411
Ann E. Ziegler	2,701,072	3,380,362	23,334	20,000	6,124,768
Douglas E. Eckrote	2,382,856	1,250,021	29,117	20,000	3,681,994
Christine A. Leahy	1,919,068	2,248,928	32,031	20,000	4,220,027
Jonathan J. Stevens	1,915,388	1,111,073	27,646	20,000	3,074,107

(1)
A qualifying termination means termination of the Named Executive Officer’s employment following a change in control (1) by the Company other than (A) for “cause,” (B) the Named Executive Officer’s death or (C) the Named Executive Officer’s disability, or (2) by the Named Executive Officer for “good reason.” Under the terms of the Compensation Protection Agreements, if the payments and benefits to a Named Executive Officer under his or her respective Compensation Protection Agreement or another plan, arrangement or agreement would subject the Named Executive Officer to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such payments will be reduced by the minimum amount necessary to avoid such excise tax, if such reduction would result in the Named Executive Officer receiving a higher net after-tax amount. The amounts reflected in this table do not reflect the application of any reduction in compensation or benefits pursuant to the terms of the Compensation Protection Agreements.

(2)
Amounts reported in this column represent two times the sum of (i) the Named Executive Officer’s base salary and (ii) the Named Executive Officer’s average SMIP bonus for each of the three fiscal years ending prior to the change in control. Under the Compensation Protection Agreements, the Named Executive Officers are also entitled to a pro rata bonus based on the Company’s actual performance for the year in which termination occurs. Because the SMIP bonus is considered earned as of December 31, 2016, amounts related to the pro rata bonus have been excluded from this table and are reported in the 2016 Summary Compensation Table as 2016 compensation.

(3)
Represents the value of equity awards that would become vested upon a qualifying termination of employment within two years following a change in control or upon a change in control in which the outstanding awards are not effectively assumed, assuming target achievement of the applicable performance goals. With respect to Mr. Richards, the vesting of his outstanding Replacement Awards would also accelerate upon a qualifying change in control, without a related termination of employment. Based on a December 31, 2016 closing price, the value of the accelerated vesting associated with Mr. Richards’ outstanding Replacement Awards is estimated to equal $4,300,476. The value of the accelerated vesting of the equity awards reported in this table is based upon our closing stock price of $52.09 on December 30, 2016. Excluded from this column are the 2014 performance share units that vested based on Company performance and continued service of the Named Executive Officer through December 31, 2016 and which are reflected in the 2016 Stock Vested Table.

(4)	Represents the estimated value of continued welfare benefits that all Named Executive Officers would be entitled to receive upon a qualifying termination of employment.

(5) Represents the maximum value of outplacement services that all Named Executive Officers would be entitled to receive upon a qualifying termination of employment.

APPENDIX A TO ITEM 11

Non-GAAP Financial Measure Reconciliations

We have included reconciliations of Adjusted EBITDA, Adjusted EBITDA Margin, Non-GAAP net income, Non-GAAP net income per diluted share, Consolidated net sales growth on a constant currency basis and Free cash flow for the years ended December 31, 2016 and 2015 below. EBITDA is defined as consolidated net income before Interest expense, Income tax expense, Depreciation and Amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Adjusted EBITDA margin means Adjusted EBITDA as a percentage of our Net sales. Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, non-cash equity-based compensation, acquisition and integration expenses, and gains and losses from the extinguishment of long-term debt. With respect to Non-GAAP net income per diluted share, the numerator is Non-GAAP net income and the denominator is the weighted average number of shares outstanding as adjusted to give effect to dilutive securities. Consolidated net sales growth on a constant currency basis is defined as consolidated net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period. Free cash flow is defined as net cash provided by operating activities, minus capital expenditures, plus/minus the net change in accounts payable - inventory financing. Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP net income, Non-GAAP net income per diluted share, Consolidated net sales growth on a constant currency basis and Free cash flow are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by the company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Adjusted EBITDA, Adjusted EBITDA Margin, Non-GAAP net income, Non-GAAP net income per diluted share, Consolidated net sales growth on a constant currency basis and Free cash flow provide helpful information with respect to our operating performance and cash flows, including our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA also provides helpful information as it is the primary measure used in certain key covenants and definitions contained in our credit agreements.

ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN
(dollars in millions)
(unaudited)

	Year Ended December 31,
	2016	% of Net Sales	2015	% of Net Sales	% Change
Net income	$424.4		$403.1
Depreciation and amortization	254.5		227.4
Income tax expense	248.0		243.9
Interest expense, net	146.5		159.5
EBITDA	1,073.4	7.7%	1,033.9	8.0%
Adjustments:
Non-cash equity-based compensation	39.2		31.2
Net loss on extinguishments of long-term debt	2.1		24.3
(Income)/loss from equity investments(a)	(1.1)		10.1
Acquisition and integration expenses(b)	7.3		10.2
Gain on remeasurement of equity investment(c)	—		(98.1)
Other adjustments(d)	(3.6)		6.9
Total adjustments	43.9		(15.4)
Adjusted EBITDA(e)	$1,117.3	8.0%	$1,018.5	7.8%	9.7%

a) Represents our share of (income) loss from our equity investments. Our 35% share of CDW UK's net loss for the year ended December 31, 2015 includes our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the acquisition.
b) Comprised of expenses related to CDW UK.
c) Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.
d) Primarily includes our share of settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter during the year ended December 31, 2016. Also includes expenses related to the consolidation of office locations north of Chicago during the years ended December 31, 2016 and 2015.
e) Includes the impact of consolidating five months of CDW UK's financial results for the year ended December 31, 2015.

NON-GAAP NET INCOME AND NON-GAAP NET INCOME PER DILUTED SHARE
(in millions, except per share amounts)
(unaudited)

	Year Ended December 31,
	2016	2015	% Change
Net income	$424.4	$403.1
Amortization of intangibles(a)	187.2	173.9
Non-cash equity-based compensation	39.2	31.2
Non-cash equity-based compensation related to equity investment(b)	—	20.0
Net loss on extinguishments of long-term debt	2.1	24.3
Acquisition and integration expenses(c)	7.3	10.2
Gain on remeasurement of equity investment(d)	—	(98.1)
Other adjustments(e)	(5.4)	3.7
Aggregate adjustment for income taxes(f)	(85.8)	(64.8)
Non-GAAP net income(g)	$569.0	$503.5	13.0%
GAAP net income per diluted share	$2.56	$2.35	9.0%
Non-GAAP net income per diluted share	$3.43	$2.93	16.9%
Shares used in computing GAAP and Non-GAAP net income per diluted share	166.0	171.8

a) Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
b) Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to our acquisition of CDW UK.
c) Comprised of expenses related to CDW UK.
d) Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.
e) Primarily includes our share of settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter during the year ended December 31, 2016. Also includes expenses related to the consolidation of office locations north of Chicago during the years ended December 31, 2016 and 2015.
f) Aggregate adjustment for income taxes consists of the following:

	Year Ended December 31,
	2016	2015
Total Non-GAAP adjustments	$230.4	$165.2
Weighted-average statutory effective rate	36.0%	38.0%
Income tax	(82.9)	(62.8)
Deferred tax adjustment due to law changes	(1.5)	(4.0)
Stock compensation tax benefit related to the adoption of ASU 2016-09	(1.8)	—
Withholding tax expense on the unremitted earnings of our Canadian subsidiary	—	3.3
Non-deductible adjustments and other	0.4	(1.3)
Total aggregate adjustment for income taxes	(85.8)	(64.8)
g) Includes the impact of consolidating five months of CDW UK's financial results for the year ended December 31, 2015.

CONSOLIDATED NET SALES GROWTH ON A CONSTANT CURRENCY BASIS
(dollars in millions)
(unaudited)

	Year Ended December 31,
	2016	2015	% Change
Net sales, as reported	$13,981.9	$12,988.7	7.6%
Foreign currency translation(a)	—	(76.3)
Consolidated net sales, on a constant currency basis	$13,981.9	$12,912.4	8.3%
a) Represents the effect of translating the prior year results of CDW Canada and CDW UK at the average exchange rates applicable in the current year. Includes the impact of consolidating five months of CDW UK's financial results for the year ended December 31, 2015.

FREE CASH FLOW
(dollars in millions)
(unaudited)

	Year Ended December 31,
	2016	2015
Net cash provided by operating activities	$604.0	$277.5
Capital expenditures	(63.5)	(90.1)
Net change in accounts payable - inventory financing	143.6	95.9
Free cash flow	$684.1	$283.3

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Our Common Stock

The following tables show information regarding the beneficial ownership of our common stock by:

•	each member of our Board of Directors, each director nominee and each of our named executive officers;

•	all members of our Board and our executive officers as a group; and

•	each person or group who is known by us to own beneficially more than 5% of our common stock.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 15, 2017 and restricted stock units that are currently vested but deferred or that will be settled into shares within 60 days of February 15, 2017 are deemed to be outstanding and beneficially owned by the person. Unvested restricted shares and unvested performance shares (which are issued at the maximum achievement level) are outstanding and are deemed to be beneficially owned by the person holding such shares. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Except as otherwise indicated, all stockholdings are as of February 15, 2017 and the percentage of beneficial ownership is based on 160,138,379 shares of common stock outstanding as of February 15, 2017.

Directors and Executive Officers

Name	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares	Additional Information
Thomas E. Richards	1,836,006	1.1%
Includes beneficial ownership of 915,447 shares held by Mr. Richards that may be acquired within 60 days of February 15, 2017. Also includes 15,813 shares of unvested restricted stock and 195,940 unvested performance shares held by Mr. Richards.

Ann E. Ziegler	227,918	*	Includes beneficial ownership of 123,803 shares held by Ms. Ziegler that may be acquired within 60 days of February 15, 2017. Also includes 70,599 unvested performance shares held by Ms. Ziegler.
Douglas E. Eckrote	257,748	*	Includes beneficial ownership of 63,726 shares held by Mr. Eckrote that may be acquired within 60 days of February 15, 2017. Also includes 23,561 unvested performance shares held by Mr. Eckrote.
Christine A. Leahy	351,262	*	Includes beneficial ownership of 99,160 shares held by Ms. Leahy that may be acquired within 60 days of February 15, 2017. Also includes 44,423 unvested performance shares held by Ms. Leahy.
Jonathan J. Stevens	168,360	*	Includes beneficial ownership of 56,646 shares held by Mr. Stevens that may be acquired within 60 days of February 15, 2017. Also includes 20,941 unvested performance shares held by Mr. Stevens.
Virginia C. Addicott	3,493	*	Includes beneficial ownership of 3,493 shares held by Ms. Addicott that may be acquired within 60 days of February 15, 2017.
Steven W. Alesio	33,650	*
Includes beneficial ownership of 3,493 shares held by Mr. Alesio that may be acquired within 60 days of February 15, 2017. Also includes beneficial ownership of 8,645 vested restricted stock units on which settlement into shares of CDW Corporation common stock has been deferred until the sooner of separation of service on the Board of Directors or five years following vesting.

Barry K. Allen	35,011	*
Includes beneficial ownership of 3,493 shares held by Mr. Allen that may be acquired within 60 days of February 15, 2017. Also includes beneficial ownership of 8,645 vested restricted stock units on which settlement into shares of CDW Corporation common stock has been deferred until the sooner of separation of service on the Board of Directors or five years following vesting. Also includes 1,854 shares held by Allen Enterprises LLC, a limited liability company of which Mr. Allen is the sole member.

James A. Bell	12,290	*
Includes beneficial ownership of 3,493 shares held by Mr. Bell that may be acquired within 60 days of February 15, 2017. Also includes beneficial ownership of 3,117 vested restricted stock units on which settlement into shares of CDW Corporation common stock has been deferred until the sooner of separation of service on the Board of Directors or five years following vesting.

Benjamin D. Chereskin	201,874	*
Includes beneficial ownership of 3,493 shares held by Mr. Chereskin that may be acquired within 60 days of February 15, 2017. Also includes 175,163 shares held by the Chereskin Family Dynasty Trust and 6,936 shares held by the Benjamin D Chereskin Dynasty Trust which are deemed to be beneficially owned by Mr. Chereskin.

Lynda M. Clarizio	3,976	*	Includes beneficial ownership of 3,493 shares held by Ms. Clarizio that may be acquired within 60 days of February 15, 2017.
Paul J. Finnegan	18,569	*
Includes beneficial ownership of 2,287 shares held by Mr. Finnegan that may be acquired within 60 days of February 15, 2017. Also includes 8,141 shares indirectly owned by Glen Lake Partners L.P. Mr. Finnegan is the trustee of Glen Lake Partners Management Trust I, a general partner of Glen Lake Partners, L.P. Mr. Finnegan's wife, Mary M. Finnegan, is the trustee of Glen Lake Partners Management Trust II, the other general partner of Glen Lake Partners, L.P.

David W. Nelms	12,137	*
Includes beneficial ownership of 3,493 shares held by Mr. Nelms that may be acquired within 60 days of February 15, 2017. Also includes beneficial ownership of 8,645 vested restricted stock units on which settlement into shares of CDW Corporation common stock has been deferred until the sooner of separation of service on the Board of Directors or five years following vesting.

Joseph R. Swedish	5,086	*	Includes beneficial ownership of 3,493 shares held by Mr. Swedish that may be acquired within 60 days of February 15, 2017.
Donna F. Zarcone	19,143	*
Includes beneficial ownership of 3,493 shares held by Ms. Zarcone that may be acquired within 60 days of February 15, 2017. Also includes beneficial ownership of 8,645 vested restricted stock units on which settlement into shares of CDW Corporation common stock has been deferred until the sooner of separation of service on the Board of Directors or five years following vesting.

All directors and executive officers as a group (23 persons)	4,387,319	2.7%
* Denotes less than 1.0%

Principal Stockholders

Name	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares
FMR LLC(1) 245 Summer Street Boston Massachusetts 02210	18,628,246	11.605%
The Vanguard Group(2) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	14,362,949	8.94%
Blackrock, Inc.(3) 55 East 52nd Street New York, New York 10055	11,073,689	6.9%
(1) This information is based on a Schedule 13G/A filed by FMR LLC with the SEC on February 14, 2017 reporting beneficial ownership as of December 31, 2016. FMR LLC reported that it has sole voting power with respect to 3,491,034 shares of our common stock and sole dispositive power with respect to 18,628,246 shares of our common stock.
(2) This information is based on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2017 reporting beneficial ownership as of December 31, 2016. The Vanguard Group reported that it has sole voting power with respect to 129,405 shares of our common stock, shared voting power with respect to 23,621 shares of our common stock, sole dispositive power with respect to 14,207,523 shares of our common stock and shared dispositive power with respect to 155,426 shares of our common stock.
(3) This information is based on a Schedule 13G/A filed by Blackrock, Inc. with the SEC on January 23, 2017 reporting beneficial ownership as of December 31, 2016. Blackrock, Inc. reported that it has sole voting power with respect to 9,402,850 shares of our common stock and sole dispositive power with respect to 11,073,689 shares of our common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers, and owners of more than 10% of our common stock must file reports with the SEC under Section 16(a) of the Exchange Act regarding their ownership of and transactions in our common stock and securities related to our common stock. Based upon a review of these reports and inquiries we have made, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our common stock pursuant to Section 16(a) of the Exchange Act during 2016 were filed on a timely basis.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

December 31, 2016	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	6,497,992(1)	$29.36(2)	8,992,009(3)
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	6,497,992	$29.36	8,992,009

(1) Includes 3,781,051 shares issuable pursuant to outstanding stock options, 1,217,183 shares issuable pursuant to outstanding restricted stock units (includes 37,695 vested restricted stock units on which settlement into shares has been deferred by certain of our non-employee directors and shares issuable pursuant to restricted stock units acquired through the deemed reinvestment of dividend equivalents) and 1,499,758 shares issuable pursuant to outstanding performance share units (assumes maximum achievement of the applicable performance goals (equivalent to 749,879 performance share units at target) and includes shares issuable pursuant to performance share units acquired through the deemed reinvestment of dividend equivalents) under our 2013 Long-Term Incentive Plan. Excludes 492,036 performance shares issued to the Company’s executive officers (which are issued at the maximum achievement level of the applicable performance goals (equivalent to 246,018 performance shares at target) and which include dividend equivalents) and 26,052 shares of restricted stock under our 2013 Long-Term Incentive Plan.

(2)	Excludes restricted stock units and performance share units that convert to shares of common stock from determination of Weighted Average Exercise Price.

(3)
Includes 1,014,786 shares available under our Coworker Stock Purchase Plan (“CSPP”). The CSPP provides the opportunity for eligible coworkers to acquire shares of our common stock at a 5% discount. There is no compensation expense associated with the CSPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions Approval/Ratification Procedures
The Company has written procedures regarding the approval and ratification of related person transactions. Under these procedures, our Audit Committee is responsible for reviewing and approving or ratifying all related person transactions. If the Audit Committee determines that approval or ratification of a related person transaction should be considered by the Board, such transaction will be submitted for consideration by all disinterested members of the Board. The Chair of the Audit Committee has the authority to approve or ratify any related person transaction in which the aggregate amount involved is expected to be less than $300,000 and in which the Chair of the Audit Committee has no direct or indirect interest.

For these purposes, a related person transaction is considered to be any transaction that is required to be disclosed pursuant to Item 404 of the SEC’s Regulation S-K, including transactions between us and our directors, director nominees or executive officers, 5% record or beneficial owners of our common stock or immediate family members of any such persons, when such related person has a direct or indirect material interest in such transaction.

Potential related person transactions are identified based on information submitted by our officers and managers and then submitted to our Audit Committee for review. The CDW Way Code, our code of business conduct and ethics, requires that our directors and coworkers identify and disclose any material transaction or relationship that could reasonably be expected to create a conflict of interest and interfere with their impartiality or loyalty to the Company. Further, at least annually, each director and executive officer is required to complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which the executive officer, a director or a related person has a direct or indirect material interest.

When deciding to approve or ratify a related person transaction, our Audit Committee takes into account all relevant considerations, including without limitation the following:

•	the size of the transaction and the amount payable to or by the related person;

•	the nature of the interest of the related person in the transaction;

•	whether the transaction may involve a conflict of interest;

•
whether the transaction is at arm’s-length, in the ordinary course or on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; and

•	the purpose of the transaction and any potential benefits to us.

Related Person Transactions

There have been no transactions since January 1, 2016 for which disclosure under Item 404(a) of Regulation S-K is required.

Independence of our Board of Directors

See Part III - Item 10 - “Independence of Our Board of Directors” for information about the independence of our directors, which is incorporated by reference in this Item 13.
Item 14. Principal Accountant Fees and Services
Ernst & Young LLP serves as the Company’s independent registered public accounting firm. The following table presents fees paid or accrued for the audit of the Company’s annual consolidated financial statements and all other professional services rendered by Ernst & Young LLP for the years ended December 31, 2016 and 2015.

	Years Ended
	December 31,
(in thousands)	2016	2015
Audit fees	$2,983.4	$2,142.0
Audit-related fees	50.0	25.6
Tax fees	196.5	390.6
All other fees	2.8	2.8
Total fees	$3,232.7	$2,561.0
Audit fees. Consists principally of fees related to the integrated audit of the Company’s consolidated financial statements and internal control over financial reporting, and the review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q. Also includes services and procedures performed in connection with the Company’s Registration Statements on Form S-3 and related prospectus supplement filings with the SEC.
Audit-Related Fees. Consists principally of fees related to employee benefit plans.
Tax Fees. Consists principally of fees related to tax advice and tax compliance.
All Other Fees. Consists principally of fees paid for a license to use software relating to accounting rules and regulations.
The services provided by Ernst & Young LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of the above-noted services is compatible with maintaining the independence of the independent registered public accounting firm and has determined, consistent with advice from Ernst & Young LLP, that the provision of such services has not adversely affected Ernst & Young LLP’s independence.
Pursuant to its charter, the Audit Committee is responsible for pre-approving all audit and permissible non-audit services provided to the Company by its independent registered public accounting firm, subject to any exceptions in the Exchange Act. The Audit Committee may delegate to one or more of its members the authority to grant such pre-approvals, provided that any decisions of such member or members to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	98
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits
The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION

Date:	February 28, 2017	By:	/s/ Thomas E. Richards
Thomas E. Richards
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Richards	Chairman, President and Chief Executive Officer (principal executive officer) and Director	February 28, 2017
Thomas E. Richards

/s/ Ann E. Ziegler	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2017
Ann E. Ziegler

/s/ Neil B. Fairfield	Vice President and Controller (principal accounting officer)	February 28, 2017
Neil B. Fairfield

/s/ Virginia C. Addicott	Director	February 28, 2017
Virginia C. Addicott

/s/ Steven W. Alesio	Director	February 28, 2017
Steven W. Alesio

/s/ Barry K. Allen	Director	February 28, 2017
Barry K. Allen

/s/ James A. Bell	Director	February 28, 2017
James A. Bell

/s/ Benjamin D. Chereskin	Director	February 28, 2017
Benjamin D. Chereskin

/s/ Lynda M. Clarizio	Director	February 28, 2017
Lynda M. Clarizio

/s/ Paul J. Finnegan	Director	February 28, 2017
Paul J. Finnegan

/s/ David W. Nelms	Director	February 28, 2017
David W. Nelms

/s/ Joseph R. Swedish	Director	February 28, 2017
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 28, 2017
Donna F. Zarcone

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form 10-Q filed on August 4, 2016 and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

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

3.7
Articles of Organization of CDW Technologies LLC (formerly CDW Technologies, Inc.), previously filed as Exhibit 3.7 with CDW Corporation's Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.8
Operating Agreement of CDW Technologies LLC (formerly CDW Technologies, Inc.), previously filed as Exhibit 3.8 with CDW Corporation's Form 10-K filed on February 25, 2016 and incorporated herein by reference.

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

10.2*
First Amendment to ABL Credit Agreement, dated as of November 16, 2016, CDW LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank AG New York Branch and Wells Fargo Bank, N.A. (as successor to GE Commercial Distribution Finance Corporation), as co-collateral agents, and Wells Fargo & Company (as successor to GE Commercial Distribution Finance Corporation), as floorplan funding agent.

10.3
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

10.4
Second Amended and Restated Guarantee and Collateral Agreement, dated April 29, 2013, by and among CDW LLC, the guarantors party thereto and Barclays Bank PLC, as collateral agent, previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on May 1, 2013 and incorporated herein by reference.

10.5§
Amended and Restated Compensation Protection Agreement, dated as of March 10, 2016, by and among CDW Corporation, CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on March 14, 2016 and incorporated herein by reference.

10.6§
Form of Compensation Protection Agreement (executive officers other than Thomas E. Richards), previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on March 14, 2016 and incorporated herein by reference.

10.7§
Form of Noncompetition Agreement under the Compensation Protection Agreement, previously filed as Exhibit 10.3 with CDW Corporation’s Form 8-K filed on March 14, 2016 and incorporated herein by reference.

10.8§
Letter Agreement, dated as of September 13, 2011, by and between CDW Direct, LLC and Christina M. Corley, previously filed as Exhibit 10.31 with CDW Corporation’s Form 10-K filed on March 9, 2012 and incorporated herein by reference.

Exhibit Number	Description
10.9§
Form of Indemnification Agreement by and between CDW Corporation and its directors and officers, previously filed as Exhibit 10.32 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.10
Share Repurchase Agreement, dated as of May 17, 2015, by and among the Company, Madison Dearborn Partners, LLC Capital Partners V-A, L.P., Madison Dearborn Partners, LLC Capital Partners V-C, L.P., Madison Dearborn Partners, LLC Capital Partners V Executive-A, L.P., MDCP Co-Investors (CDW), L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P. and PEP Co-Investors (CWD) L.P., previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on May 21, 2015 and incorporated herein by reference.

10.11
Letter Agreement, dated as of May 18, 2015, by and among the Company, Madison Dearborn Partners, LLC Capital Partners V-A, L.P., Madison Dearborn Partners, LLC Capital Partners V-C, L.P., Madison Dearborn Partners, LLC Capital Partners V Executive-A, L.P., MDCP Co-Investors (CDW), L.P., Providence Equity Partners VI L.P., Providence Equity Partners VI-A L.P. and PEP Co-Investors (CWD) L.P., previously filed as Exhibit 10.2 with CDW Corporation's Form 8-K filed on May 21, 2015 and incorporated herein by reference.

10.12§	CDW Corporation Amended and Restated 2013 Senior Management Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on May 5, 2016 and incorporated herein by reference.

10.13§	Amended and Restated 2013 Long-Term Incentive Plan of CDW Corporation, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on May 19, 2016 and incorporated herein by reference.

10.14§	Amended and Restated CDW Corporation Coworker Stock Purchase Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on November 3, 2016 and incorporated herein by reference.

10.15§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (executed by Thomas E. Richards), previously filed as Exhibit 10.37 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.16§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (executed by Neal J. Campbell and Christina M. Corley), previously filed as Exhibit 10.38 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.17§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Thomas E. Richards), previously filed as Exhibit 10.12 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.18§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executed by Christina M. Corley), previously filed as Exhibit 10.13 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.19§	CDW Amended and Restated Restricted Debt Unit Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on November 7, 2013 and incorporated herein by reference.

10.20§
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

10.22§,*	Form of Stock Option Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.

Exhibit Number	Description
10.23§,*	Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.
10.24§,*	Form of Performance Share Award Agreement (executive officers for 2015 and 2016 awards) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.

10.25§
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