Form 10-Q
period 2017-03-31
CDW Corp
filed 2017-05-04
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 27, 2017, there were 157,088,645 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$251.7	$263.7
Accounts receivable, net of allowance for doubtful accounts of $8.2 and $5.9, respectively	1,985.8	2,168.6
Merchandise inventory	493.4	452.0
Miscellaneous receivables	239.4	234.9
Prepaid expenses and other	127.3	118.9
Total current assets	3,097.6	3,238.1
Property and equipment, net	162.4	163.7
Goodwill	2,459.1	2,455.0
Other intangible assets, net	1,015.1	1,055.6
Other assets	40.5	36.0
Total assets	$6,774.7	$6,948.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$1,064.3	$1,072.9
Accounts payable-inventory financing	445.0	580.4
Current maturities of long-term debt	18.5	18.5
Deferred revenue	205.1	172.6
Accrued expenses:
Compensation	171.3	167.6
Interest	15.2	25.1
Sales taxes	45.2	38.0
Advertising	74.9	55.8
Income taxes	27.5	—
Other	155.8	149.8
Total current liabilities	2,222.8	2,280.7
Long-term liabilities:
Debt	3,262.0	3,215.9
Deferred income taxes	350.4	369.2
Other liabilities	32.2	37.1
Total long-term liabilities	3,644.6	3,622.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 158.0 and 160.3 shares issued and outstanding, respectively	1.6	1.6
Paid-in capital	2,874.6	2,857.3
Accumulated deficit	(1,835.4)	(1,673.8)
Accumulated other comprehensive loss	(133.5)	(139.6)
Total stockholders’ equity	907.3	1,045.5
Total liabilities and stockholders’ equity	$6,774.7	$6,948.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$3,324.7	$3,116.7
Cost of sales	2,772.1	2,592.2
Gross profit	552.6	524.5
Selling and administrative expenses	347.4	329.3
Advertising expense	35.4	34.2
Income from operations	169.8	161.0
Interest expense, net	(39.7)	(38.1)
Net loss on extinguishments of long-term debt	(57.4)	—
Other income	0.9	1.0
Income before income taxes	73.6	123.9
Income tax expense	(16.0)	(46.1)
Net income	$57.6	$77.8

Net income per common share:
Basic	$0.36	$0.47
Diluted	$0.35	$0.46

Weighted-average common shares outstanding:
Basic	159.4	167.3
Diluted	162.8	168.9

Cash dividends declared per common share	$0.1600	$0.1075

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$57.6	$77.8
Foreign currency translation, net(1)	6.5	(7.8)
Unrealized loss from hedge accounting, net(2)	(0.4)	—
Other comprehensive income (loss), net	6.1	(7.8)
Comprehensive income	$63.7	$70.0
The accompanying notes are an integral part of the Consolidated Financial Statements.
(1) Net of tax (expense) benefit of $0.0 million for both periods.
(2) Net of tax benefit of $0.3 million for three months ended March 31, 2017.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2016	—	$—	160.3	$1.6	$2,857.3	$(1,673.8)	$(139.6)	$1,045.5
Net income	—	—	—	—	—	57.6	—	57.6
Equity-based compensation expense	—	—	—	—	10.6	—	—	10.6
Stock option exercises	—	—	0.6	—	4.4	—	—	4.4
Coworker Stock Purchase Plan	—	—	—	—	2.1	—	—	2.1
Repurchases of common stock	—	—	(2.9)	—	—	(175.4)	—	(175.4)
Dividends	—	—	—	—	0.2	(25.5)	—	(25.3)
Incentive compensation plan shares withheld for taxes	—	—	—	—	—	(18.3)	—	(18.3)
Foreign currency translation	—	—	—	—	—	—	6.5	6.5
Unrealized loss from hedge accounting	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of March 31, 2017	—	$—	158.0	$1.6	$2,874.6	$(1,835.4)	$(133.5)	$907.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$57.6	$77.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.2	64.0
Equity-based compensation expense	12.1	8.6
Deferred income taxes	(19.1)	(25.0)
Allowance for doubtful accounts	2.3	—
Amortization of deferred financing costs, debt premium and debt discount, net	3.2	1.6
Net loss on extinguishments of long-term debt	57.4	—
Gain on interest rate cap agreements	(0.5)	—
Other	(0.2)	—
Changes in assets and liabilities:
Accounts receivable	184.6	237.6
Merchandise inventory	(40.3)	(68.2)
Other assets	(20.2)	9.4
Accounts payable-trade	(10.4)	91.0
Other current liabilities	83.9	38.0
Long-term liabilities	(4.7)	(7.0)
Net cash provided by operating activities	369.9	427.8
Cash flows from investing activities:
Capital expenditures	(19.6)	(11.0)
Net cash used in investing activities	(19.6)	(11.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	44.1	63.4
Repayments of borrowings under revolving credit facilities	(6.1)	(63.4)
Repayments of long-term debt	(3.7)	(6.7)
Proceeds from issuance of long-term debt	2,083.0	—
Payments to extinguish long-term debt	(2,121.3)	—
Payments of debt financing costs	(9.6)	—
Net change in accounts payable-inventory financing	(135.7)	(66.5)
Proceeds from stock option exercises	4.4	1.2
Proceeds from Coworker Stock Purchase Plan	2.1	1.9
Repurchases of common stock	(175.4)	(118.0)
Payment of incentive compensation plan withholding taxes	(18.3)	—
Dividends	(25.5)	(18.0)
Principal payments under capital lease obligations	(0.2)	(0.5)
Net cash used in financing activities	(362.2)	(206.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4
Net (decrease) increase in cash and cash equivalents	(12.0)	210.6
Cash and cash equivalents—beginning of period	263.7	37.6
Cash and cash equivalents—end of period	$251.7	$248.2
Supplementary disclosure of cash flow information:
Cash paid for Interest, net	$(48.4)	$(44.1)
Cash paid for Income taxes, net	$(6.3)	$(6.8)
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the “December 31, 2016 Consolidated Financial Statements”). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2016 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2016 Consolidated Financial Statements include an additional discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2017.
Accounting for Derivative Instruments

The Company has entered into interest rate cap agreements for the purpose of hedging its exposure to fluctuations in interest rates. The interest rate cap agreements are designated as cash flow hedges of interest rate risk and recorded at

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value in Other assets on the Consolidated Balance Sheets. The gain or loss on the derivative instruments is reported as a component of Accumulated Other Comprehensive Loss ("AOCL") until reclassified to Interest expense in the same period the hedge transaction affects earnings.

2.	Recent Accounting Pronouncements
Accounting for Goodwill Impairment
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), providing guidance for the elimination of Step 2 of the current two-step goodwill impairment test. A goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value. This ASU 2017-04 is effective for the Company beginning in the first quarter of 2020 and allows for early adoption. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), providing guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU 2016-15 is effective for the Company beginning in the first quarter of 2018 and allows for early adoption. The adoption of this ASU is not expected to have a material impact of the Company's Consolidated Financial Statements.
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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU is effective for the Company beginning in the first quarter of 2019 and allows for early adoption. Although the Company is currently evaluating the provisions of the ASU to determine how it will be affected, the primary impact to the Company of the new ASU will be to record assets and liabilities for current operating leases.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The ASU, as amended, will be effective for the Company beginning in the first quarter of 2018, and allows for early adoption in the first quarter of 2017. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).
The Company has established a cross-functional implementation team to analyze the effect of the ASU. The Company utilized a bottom-up approach to analyze the impact of the standard on its contract portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. In addition, the Company identified, and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standard. The implementation team has reported the findings and progress of the project to management and the Audit Committee on a frequent basis.
The Company will adopt the guidance on January 1, 2018, and expects to utilize the full retrospective method. The Company’s ability to adopt using the full retrospective method is dependent on system readiness and the completion of its analysis of information necessary to recast prior period financial statements.
While the Company is continuing to assess all potential impacts of the standard, it expects the accounting for bill and hold transactions under the new standard will result in revenue for certain of those arrangements being recognized earlier than under current GAAP. The precise impact will be dependent on contract-specific terms. As of March 31, 2017, total bill and hold transactions deferred on the balance sheet was $83 million. In addition, we are still assessing certain software products sold with accompanying third-party delivered software assurance, which may result in a different accounting treatment than under current GAAP. We currently expect the accounting for revenue related to hardware and professional services to remain substantially unchanged.

3.	Goodwill
The Company performs an evaluation of goodwill, utilizing either a quantitative or qualitative impairment test, on an annual basis, or more frequently if circumstances or events require an evaluation. In connection with the segment change described in Note 11 (Segment Information), the Company performed a quantitative analysis of the legacy Corporate reporting unit's fair value prior to the allocation of goodwill to the Small Business reporting unit. Based on the results of the quantitative analysis performed as of January 1, 2017, the Company determined that the fair values of Corporate and Small Business reporting units exceeded their carrying values and no impairment existed. Using this valuation, the Company allocated the carrying value of goodwill between Small Business and Corporate based on the relative fair values determined by the quantitative test. The Public, CDW UK and Canada operating segments were not impacted by the segment change and therefore no impairment analysis was required.

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

(in millions)	March 31, 2017	December 31, 2016
Revolving Loan inventory financing agreement(1)	$427.2	$558.3
Other inventory financing agreements(2)	17.8	22.1
Accounts payable-inventory financing	$445.0	$580.4

(1)
The Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”) includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

(2)
As of March 31, 2017 and December 31, 2016, amounts owed under other inventory financing agreements were less than $1 million and $3 million, respectively. These agreements were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

5.	Financial Instruments

The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company's objective in holding derivatives is to reduce fluctuations in earnings and cash flows associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2016, the Company entered into interest rate cap agreements. These agreements entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period. The interest rate cap agreements are in effect from January 17, 2017 through December 31, 2018 with a combined notional amount of $1,400 million. As of March 31, 2017 and December 31, 2016, interest rate cap agreements had a fair value of $5 million for both periods and are classified within Other Assets on the Consolidated Balance Sheets.

During the first quarter of 2017, the Company designated the interest rate cap agreements as cash flow hedges. The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCL and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the three months ended March 31, 2017, the Company’s interest rate cap agreements were deemed effective and the Company expects they will be effective for the next twelve months. The Company recorded a $0.4 million loss, net of a tax benefit of $0.3 million, for the effective portion of the interest rate cap agreements in AOCL for the three months ended March 31, 2017. The Company expects to reclassify $1 million from AOCL into Interest expense during the next twelve months.

Prior to the election of hedge accounting treatment, the Company recognized less than $1 million of Interest income in the Company's Consolidated Statement of Operations for the three months ended March 31, 2017 and less than $1 million of Interest expense for the three months ended March 31, 2016 related to the changes in the fair value of the interest rate cap agreements.

For additional details, see Note 6 (Long-Term Debt).

6.	Long-Term Debt
Long-term debt as of March 31, 2017 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility	2.1%	$38.0	$—	$38.0
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.2%	1,479.2	(2.3)	1,476.9
CDW UK term loan	1.8%	70.2	(1.4)	68.8
Senior notes due 2023	5.0%	525.0	(5.1)	519.9
Senior notes due 2024	5.5%	575.0	(5.8)	569.2
Senior notes due 2025	5.0%	600.0	(8.0)	592.0
Other long-term obligations		15.7	—	15.7
Total debt		3,303.1	(22.6)	3,280.5
Less current maturities		(18.5)	—	(18.5)
Long-term debt, excluding current maturities		$3,284.6	$(22.6)	$3,262.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt as of December 31, 2016 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.3%	1,483.0	(14.9)	1,468.1
CDW UK Term Loan	1.8%	69.1	(1.6)	67.5
Senior notes due 2022	6.0%	600.0	(5.6)	594.4
Senior notes due 2023	5.0%	525.0	(5.3)	519.7
Senior notes due 2024	5.5%	575.0	(6.0)	569.0
Other long-term obligations		15.7	—	15.7
Total debt		3,267.8	(33.4)	3,234.4
Less current maturities		(18.5)	—	(18.5)
Long-term debt, excluding current maturities		$3,249.3	$(33.4)	$3,215.9
Senior Secured Asset-based Revolving Credit Facility (“Revolving Loan”)

On March 31, 2017, the Company amended, extended, and increased its Revolving Loan to a five-year, $1,450 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing. The Revolving Loan matures on March 31, 2022. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on June 6, 2019. The Revolving Loan (i) increases the overall revolving credit facility capacity available to the Company from $1,250 million to $1,450 million, (ii) maintains the maximum aggregate amount of increases that may be made to the revolving credit facility of  $300 million, (iii) maintains the fees on the unused portion of the revolving credit facility at 25 basis points, (iv) makes permanent the 25 basis point reduction in the applicable interest rate margin that was previously conditioned on meeting certain credit ratings levels, and (v) maintains the existing inventory floorplan sub-facility. In connection with the amendment of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1 million in the Consolidated Statement of Operations for the three months ended March 31, 2017, representing a write-off of a portion of unamortized deferred financing costs. Fees of $4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis. These deferred financing costs are recorded in the Other assets line on the Consolidated Balance Sheets.

Borrowings under the Revolving Loan are limited by a borrowing base. As of March 31, 2017, the Company had $38 million of outstanding borrowings, $1 million of undrawn letters of credit, $407 million reserved for the floorplan sub-facility and a borrowing base of $1,409 million, which is based on the amount of eligible inventory and accounts receivable balances as of February 28, 2017. As of March 31, 2017, the Company could have borrowed up to an additional $963 million under the Revolving Loan. Borrowings are also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lower of (i) $125 million and (ii) the greater of (a) 10.0% of the borrowing base, and (b) $100 million, the lenders are not required to lend additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio, as defined, is at least 1.00 to 1.00.

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR or (ii) the Alternate Base Rate (“ABR”), with the ABR being the greater of (a) the prime rate (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.50% to 2.00% for LIBOR borrowings and 0.50% to 1.00% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan.
Senior Secured Term Loan Facility (“Term Loan”)
On February 28, 2017, the Company amended its prior $1,483 million senior secured term loan facility ("Term Loan") to reprice the facility, reducing interest rate margins by 25 basis points. The Term Loan was issued at par. The Term Loan

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

replaced the prior senior secured term loan facility (the “Prior Term Loan Facility”) that had an outstanding aggregate principal amount of $1,483 million. In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $14 million in the Consolidated Statement of Operations for the three months ended March 31, 2017. This loss represented the write-off of a portion of the unamortized deferred financing costs of $5 million and unamortized discount related to the Prior Term Loan Facility of $9 million. In connection with the issuance of the Term Loan, the Company incurred and recorded $2 million million in deferred financing fees, which is recorded as a reduction to the debt and presented in the above table for the period ended March 31, 2017.
The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Prior Term Loan Facility, with the remaining principal amount payable on the maturity date of August 17, 2023, which was retained from the previous loan. At March 31, 2017, the outstanding principal amount of the Term Loan was $1,479 million, excluding $2 million of deferred financing costs.
Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin or (b) LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan which is 1.00% for ABR borrowings and 2.00% for LIBOR borrowings.
CDW UK Term Loan
On August 1, 2016, the Company entered into a new five-year £56 million ($70 million at March 31, 2017) aggregate principal amount term loan facility ("CDW UK Term Loan"), which replaced the prior senior secured term loan facility (the "Prior CDW UK Term Loan Facility") that had an outstanding principal amount of £56 million. Fees of $1 million were capitalized as deferred financing costs and are being amortized over the loan on a straight-line basis.
Commencing during the quarter ending September 30, 2018, the Company is required to make annual principal installments of £5 million ($6 million as of March 31, 2017) with the remaining principal amount payable on the maturity date of August 1, 2021. Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of March 31, 2017, an interest rate of 1.76% was in effect, which represents LIBOR plus a 1.40% margin.
In connection with this refinancing, the Prior CDW UK Term Loan Facility was amended to include both the CDW UK Term Loan and a £50 million ($63 million at March 31, 2017) revolving credit facility (the “CDW UK Revolving Credit Facility”).
6.0% Senior Notes due 2022 ("2022 Senior Notes")
On March 2, 2017, the proceeds from the issuance of the 2025 Senior Notes, discussed below, along with cash on hand and proceeds from Revolving Loan borrowings, were deposited with the trustee to redeem all of the remaining $600 million aggregate principal amount of the 2022 Senior Notes at a redemption price of 106.182% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was April 2, 2017. On the same date, the indenture governing the 2022 Senior Notes was satisfied and discharged. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $43 million in the Consolidated Statement of Operations for the three months ended March 31, 2017. This loss represents $37 million in redemption premium and $6 million for the write-off of the remaining deferred financing costs related to the 2022 Senior Notes.
5.0% Senior Notes due 2023 ("2023 Senior Notes")

At March 31, 2017, the outstanding principal amount of the 2023 Senior Notes was $525 million. The 2023 Notes will mature on September 1, 2023 and bear interest rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.

5.5% Senior Notes due 2024 (“2024 Senior Notes”)

At March 31, 2017, the outstanding principal amount of the 2024 Senior Notes was $575 million. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.5% per annum, payable semi-annually on June 1 and December 1 of each year.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.0% Senior Notes dues 2025 ("2025 Senior Notes")

On March 2, 2017, the Company completed the issuance of $600 million aggregate principal amount of 5.0% Senior Notes due 2025 at par. In connection with the issuance of the 2025 Senior Notes, the Company incurred and recorded $8 million in deferred financing fees, which is recorded as a reduction to the debt and presented in the above table for the period ended March 31, 2017. The 2025 Senior Notes will mature on September 1, 2025 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
Debt Covenants

CDW LLC is the borrower under the Term Loan and Revolving Loan. CDW LLC and CDW Finance Corporation are the co-issuers of the 2023, 2024 and 2025 Senior Notes ("Senior Notes"). The obligations under the Term Loan, the Revolving Loan and the Senior Notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, US subsidiaries (the "Guarantors").

As of March 31, 2017, the Company remained in compliance with the covenants under its various credit agreements. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates. As of March 31, 2017, the amount of CDW’s restricted payment capacity under the Term Loan was $921 million. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25:1.00 on a pro forma basis. The total net leverage ratio was 2.68:1.00 as of March 31, 2017.

The CDW UK Term Loan Agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of March 31, 2017, the amount of restricted payment capacity under the CDW UK Term Loan was $135 million.
Fair Value

The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes and Term Loan are classified as Level 2 within the fair value hierarchy. The carrying value of the CDW UK Term Loan was £56 million ($70 million),which approximated fair value. The fair value of the CDW UK Term Loan was estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar arrangements. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

(in millions)	March 31, 2017	December 31, 2016
Fair value	$3,360.6	$3,334.8
Carrying value	3,303.1	3,267.8

7.	Income Taxes
Income tax expense was $16 million for the three months ended March 31, 2017, compared to $46 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 21.7% for the three months ended March 31, 2017 and differed from the US federal statutory rate primarily due to $12 million of excess tax benefits on equity compensation. The effective tax rate for the same period of the prior year was 37.2% and differed from the US federal statutory rate primarily due to state and local income taxes. The lower effective tax rate for the three months ended March 31, 2017 as compared to the same period of the prior year was primarily attributable to $12 million of excess tax benefits on equity compensation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Basic weighted-average shares outstanding	159.4	167.3
Effect of dilutive securities(1)	3.4	1.6
Diluted weighted-average shares outstanding(2)	162.8	168.9

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for the three months ended March 31, 2017 and 2016 as their inclusion would have had an anti-dilutive effect.

9.	Equity-Based Compensation
On December 31, 2016, 748,855 Performance Share Units ("PSUs") under the 2013 Long-Term Incentive Plan vested. The PSUs had a weighted-average grant-date fair value of $24.40 per unit. For the 2014-2016 performance period, the Company achieved cumulative adjusted EPS and cumulative adjusted FCF of $8.40 and $1,402 million, respectively, resulting in the vesting level for the 2014 PSUs at 193.50% of target. In connection with the PSUs that vested, the Company distributed shares of common stock to each participant during the three months ended March 31, 2017 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $18 million to federal, state and foreign taxing authorities for the vesting of these PSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2017.
10.    Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state, international, national, provincial and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the US bankruptcy laws or similar laws of jurisdictions outside of the US. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
On October 29, 2015, the Company learned of an investigation by the SEC of the Company’s vendor partner program incentives. The SEC’s investigation is ongoing, and the Company is continuing to cooperate with the SEC in this matter.
As of March 31, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

11.	Segment Information
Effective January 1, 2017, the Company established Small Business as its own operating and reportable segment to align the Company's financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Small Business results were previously presented within the Corporate segment as a sales channel. Segment information reported below in prior periods has been reclassified to conform to the current period presentation. The Company now has three reportable segments: Corporate, primarily serving private sector business customers with more than 250 employees, Small Business, primarily serving private sector business customers with up to 250 employees, and Public, which is comprised of government agencies and education and healthcare institutions in the U.S. The Company has two other operating segments: CDW Canada and CDW UK, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).
Information about the Company’s segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2017:
Net sales	$1,476.3	$298.7	$1,176.5	$373.2	$—	$3,324.7
Income (loss) from operations	111.4	16.6	60.7	12.6	(31.5)	169.8
Depreciation and amortization expense	(20.8)	(5.1)	(11.2)	(7.2)	(19.9)	(64.2)

Three Months Ended March 31, 2016:
Net sales	$1,414.9	$277.4	$1,069.4	$355.0	$—	$3,116.7
Income (loss) from operations	101.5	16.7	58.5	8.1	(23.8)	161.0
Depreciation and amortization expense	(20.8)	(5.1)	(11.2)	(8.7)	(18.2)	(64.0)

12.	Supplemental Guarantor Information
The 2023 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes are, and, prior to being redeemed in full, the 2019 Senior Notes and the 2022 Senior Notes were, guaranteed by the Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by the Parent and the Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2023 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes and (ii) were subject to certain customary release provisions contained in the indentures governing the 2019 Senior Notes and the 2022 Senior Notes until such indentures were satisfied and discharged in the first quarter of 2015 and 2017, respectively. CDW LLC's 100% owned foreign subsidiaries, CDW International Holdings Limited, which is comprised of CDW UK and Canada (together the “Non-Guarantor Subsidiaries”), do not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth condensed Consolidating Balance Sheets as of March 31, 2017 and December 31, 2016, Consolidating Statements of Operations for the three months ended March 31, 2017 and 2016, condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 and condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2017 and 2016, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

March 31, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$204.9	$—	$70.4	$—	$(23.6)	$251.7
Accounts receivable, net	—	—	1,680.8	305.0	—	—	1,985.8
Merchandise inventory	—	—	416.7	76.7	—	—	493.4
Miscellaneous receivables	—	89.0	136.7	13.7	—	—	239.4
Prepaid expenses and other	—	17.0	79.1	31.2	—	—	127.3
Total current assets	—	310.9	2,313.3	497.0	—	(23.6)	3,097.6
Property and equipment, net	—	103.4	48.6	10.4	—	—	162.4
Goodwill	—	751.8	1,439.0	268.3	—	—	2,459.1
Other intangible assets, net	—	288.9	529.9	196.3	—	—	1,015.1
Other assets	3.1	26.3	247.4	1.5	—	(237.8)	40.5
Investment in and advances to subsidiaries	922.5	2,964.1	(7.6)	(0.3)	—	(3,878.7)	—
Total assets	$925.6	$4,445.4	$4,570.6	$973.2	$—	$(4,140.1)	$6,774.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$29.5	$875.4	$183.0	$—	$(23.6)	$1,064.3
Accounts payable—inventory financing	—	0.4	427.3	17.3	—	—	445.0
Current maturities of long-term debt	—	14.9	3.6	—	—	—	18.5
Deferred revenue	—	—	104.4	100.7	—	—	205.1
Accrued expenses	—	203.1	222.3	64.0	—	0.5	489.9
Total current liabilities	—	247.9	1,633.0	365.0	—	(23.1)	2,222.8
Long-term liabilities:
Debt	—	3,181.2	12.2	68.6	—	—	3,262.0
Deferred income taxes	—	95.8	190.5	67.2	—	(3.1)	350.4
Other liabilities	—	26.6	5.6	235.2	—	(235.2)	32.2
Total long-term liabilities	—	3,303.6	208.3	371.0	—	(238.3)	3,644.6
Total stockholders’ equity	925.6	893.9	2,729.3	237.2	—	(3,878.7)	907.3
Total liabilities and stockholders’ equity	$925.6	$4,445.4	$4,570.6	$973.2	$—	$(4,140.1)	$6,774.7

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended March 31, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,951.5	$373.2	$—	$—	$3,324.7
Cost of sales	—	—	2,459.1	313.0	—	—	2,772.1
Gross profit	—	—	492.4	60.2	—	—	552.6
Selling and administrative expenses	—	31.5	269.7	46.2	—	—	347.4
Advertising expense	—	—	34.0	1.4	—	—	35.4
Income (loss) from operations	—	(31.5)	188.7	12.6	—	—	169.8
Interest (expense) income, net	—	(39.1)	1.0	(1.6)	—	—	(39.7)
Net loss on extinguishments of long-term debt	—	(57.4)	—	—	—	—	(57.4)
Other income	—	—	0.2	0.7	—	—	0.9
Income (loss) before income taxes	—	(128.0)	189.9	11.7	—	—	73.6
Income tax benefit (expense)	—	57.3	(70.3)	(3.0)	—	—	(16.0)
Income (loss) before equity in earnings of subsidiaries	—	(70.7)	119.6	8.7	—	—	57.6
Equity in earnings of subsidiaries	57.6	128.3	—	—	—	(185.9)	—
Net income	$57.6	$57.6	$119.6	$8.7	$—	$(185.9)	$57.6

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended March 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,761.7	$355.0	$—	$—	$3,116.7
Cost of sales	—	—	2,291.4	300.8	—	—	2,592.2
Gross profit	—	—	470.3	54.2	—	—	524.5
Selling and administrative expenses	—	23.6	260.7	45.0	—	—	329.3
Advertising expense	—	—	33.0	1.2	—	—	34.2
Income (loss) from operations	—	(23.6)	176.6	8.0	—	—	161.0
Interest (expense) income, net	—	(37.5)	1.4	(2.0)	—	—	(38.1)
Other income	—	—	0.6	0.4	—	—	1.0
Income (loss) before income taxes	—	(61.1)	178.6	6.4	—	—	123.9
Income tax benefit (expense)	—	23.4	(67.6)	(1.9)	—	—	(46.1)
Income (loss) before equity in earnings of subsidiaries	—	(37.7)	111.0	4.5	—	—	77.8
Equity in earnings of subsidiaries	77.8	115.5	—	—	—	(193.3)	—
Net income	$77.8	$77.8	$111.0	$4.5	$—	$(193.3)	$77.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$63.7	$63.7	$119.7	$15.1	$—	$(198.5)	$63.7

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$70.0	$70.0	$111.0	$(3.3)	$—	$(177.7)	$70.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017
(in millions)	Parent Guarantor		Subsidiary Issuer		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Co-Issuer		Consolidating Adjustments		Consolidated
Net cash provided by (used in) operating activities	$—		$24.5		$333.2		$38.2		$—		$(26.0)		$369.9
Cash flows from investing activities:
Capital expenditures	—		(14.6)		(2.4)		(2.6)		—		—		(19.6)
Net cash used in investing activities	—		(14.6)		(2.4)		(2.6)		—		—		(19.6)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—		38.0		—		6.1		—		—		44.1
Repayments of borrowings under revolving credit facility	—		—		—		(6.1)		—		—		(6.1)
Repayments of long-term debt and revolving loan	—		(3.7)		—		—		—		—		(3.7)
Proceeds from the issuance of long-term debt	—		2,083.0		—		—		—		—		2,083.0
Payments to extinguish long-term debt	—		(2,121.3)		—		—		—		—		(2,121.3)
Payments of debt financing costs	—		(9.6)		—		—		—		—		(9.6)
Net change in accounts payable-inventory financing	—		(0.9)		(132.2)		(2.6)		—		—		(135.7)
Proceeds from stock option exercises	—		4.4		—		—		—		—		4.4
Proceeds from Coworker Stock Purchase Plan	—		2.1		—		—		—		—		2.1
Repurchases of common stock	(175.4)		—		—		—		—		—		(175.4)
Payment of incentive compensation plan withholding taxes	—		(10.4)		(7.7)		(0.2)		—		—		(18.3)
Dividends	(25.5)		—		—		—		—		—		(25.5)
Principal payments under capital lease obligations	—		—		—		(0.2)		—		—		(0.2)
Distributions and advances from (to) affiliates	200.9		(9.3)		(194.0)		—		—		2.4		—
Net cash (used in) provided by financing activities	—	—	(27.7)	—	(333.9)	—	(3.0)	—	—	—	2.4	—	(362.2)
Effect of exchange rate changes on cash and cash equivalents	—		—		—		(0.1)		—		—		(0.1)
Net increase in cash and cash equivalents	—		(17.8)		(3.1)		32.5		—		(23.6)		(12.0)
Cash and cash equivalents—beginning of period	—		222.7		3.1		37.9		—		—		263.7
Cash and cash equivalents—end of period	$—		$204.9		$—		$70.4		$—		$(23.6)		$251.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(16.8)	$377.9	$42.1	$—	$24.6	$427.8
Cash flows from investing activities:
Capital expenditures	—	(9.9)	(0.5)	(0.6)	—	—	(11.0)
Net cash used in investing activities	—	(9.9)	(0.5)	(0.6)	—	—	(11.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	63.4	—	—	—	—	63.4
Repayments of borrowings under revolving credit facility	—	(63.4)	—	—	—	—	(63.4)
Repayments of long-term debt	—	(3.9)	—	(2.8)	—	—	(6.7)
Net change in accounts payable - inventory financing	—	—	(72.9)	6.4	—	—	(66.5)
Proceeds from stock option exercises	—	1.2	—	—	—	—	1.2
Proceeds from Coworker Stock Purchase Plan	—	1.9	—	—	—	—	1.9
Repurchases of common stock	(118.0)	—	—	—	—	—	(118.0)
Dividends	(18.0)	—	—	—	—	—	(18.0)
Principal payments under capital lease obligations	—	—	—	(0.5)	—	—	(0.5)
Distributions and advances from (to) affiliates	136.0	167.8	(304.5)	5.7	—	(5.0)	—
Net cash (used in) provided by financing activities	—	167.0	(377.4)	8.8	—	(5.0)	(206.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	—	0.4
Net (decrease) increase in cash and cash equivalents	—	140.3	—	50.7	—	19.6	210.6
Cash and cash equivalents—beginning of period	—	45.1	—	31.9	—	(39.4)	37.6
Cash and cash equivalents—end of period	$—	$185.4	$—	$82.6	$—	$(19.8)	$248.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Events

On May 3, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.16 per common share to be paid on June 12, 2017 to all stockholders of record as of the close of business on May 25, 2017. Future dividends will be subject to Board of Directors approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
Overview

CDW Corporation is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions in the United States, Canada and the United Kingdom. We help over 250,000 small, medium and large business, government, education and healthcare customers by delivering critical solutions to meet their increasingly complex IT needs. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and digital workspace.

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
We have three reportable segments: Corporate, primarily serving private sector business customers with more than 250 employees, Small Business, primarily serving private sector business customers with up to 250 employees, and Public, which is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: Canada and CDW UK, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). Effective January 1, 2017, we established Small Business as a separate operating and reportable segment to align our financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions. By separating Small Business from our Corporate segment we will drive increased focus and accountability for both segments. To achieve our vision to be small business customers' “first choice for technology,” we are aligning coworkers and digital resources that point directly at this growing market. The Small Business results were previously presented within the Corporate segment as a sales channel.
We may sell all or only select products that our vendor partners offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also resell software for major software publishers. Our agreements with software publishers allow the end-user customer to acquire software or licensed products and services. In addition to helping our customers determine the best software solutions for their needs, we help them manage their software agreements, including warranties and renewals. A significant portion of our advertising and marketing expenses are reimbursed through cooperative advertising programs with our vendor partners. These programs are at the discretion of our vendor partners and are typically tied to sales or other commitments to be met by us within a specified period of time.

Trends and key factors affecting our financial performance
We believe the following trends may have an important impact on our financial performance:

•
General economic conditions are a key factor affecting our ability to generate sales and achieve our targeted operating results as they impact our customers’ willingness to spend on information technology. This is particularly the case for corporate customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their perceptions of business conditions. Purchasing behavior may be different between our Corporate customers and Small Business customers due to their perception of business conditions.

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

•
There continues to be substantial uncertainty regarding the impact of Brexit. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. To date, CDW UK is not seeing significant changes in the buying behavior of its customers even with the uncertainty related to timing and terms of Brexit.

•
Technology trends drive customer purchase behaviors and we are seeing continuing evolution in the market. Innovation influences customer purchases across all of our customer end-markets. Key trends in technology include increasing adoption of cloud-based solutions for certain key workloads, including backup and recovery, collaboration and security, as well as adoption of hyper-converged appliances to deliver greater flexibility and efficiency. In addition, hybrid IT solutions are being adopted, along with software being embedded into solutions.

Key business metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP net income, Net income per common share, Non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA, free cash flow, return on invested capital, Cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in Accounts receivable plus days of supply in Inventory minus days of purchases outstanding in Accounts payable, including both trade and inventory-financing, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
In this Form 10-Q, we discuss Non-GAAP net income, EBITDA and Adjusted EBITDA and consolidated Net sales growth on a constant currency basis, which are non-GAAP financial measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Long-Term Debt and Financing Arrangements within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements. For the definitions of Non-GAAP net income, Adjusted EBITDA and consolidated Net sales growth on a constant currency basis and reconciliations to Net income, see “Results of Operations”.

The results of certain of our key business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net sales	$3,324.7	$3,116.7
Gross profit	552.6	524.5
Income from operations	169.8	161.0
Net income	57.6	77.8
Non-GAAP net income	121.3	112.7
Adjusted EBITDA	249.2	232.7
Average daily sales	51.9	48.7
Net debt (2)	3,028.8	3,003.7
Cash conversion cycle (in days) (1)	18	20

(1)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable plus days of supply in inventory minus days of purchases outstanding in Accounts payable, based on a rolling three-month average.

(2)
Defined as total debt minus cash and cash equivalents; $3,281 million minus $252 million for the three months ended March 31, 2017 and $3,252 million minus $248 million for the three months ended March 31, 2016.

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended March 31,
	2017		2016
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,324.7	100.0%	$3,116.7	100.0%
Cost of sales	2,772.1	83.4	2,592.2	83.2
Gross profit	552.6	16.6	524.5	16.8
Selling and administrative expenses	347.4	10.4	329.3	10.6
Advertising expense	35.4	1.1	34.2	1.1
Income from operations	169.8	5.1	161.0	5.2
Interest expense, net	(39.7)	(1.2)	(38.1)	(1.2)
Net loss on extinguishments of long-term debt	(57.4)	(1.7)	—	—
Other income	0.9	—	1.0	—
Income before income taxes	73.6	2.2	123.9	4.0
Income tax expense	(16.0)	(0.5)	(46.1)	(1.5)
Net income	$57.6	1.7%	$77.8	2.5%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended March 31,
	2017		2016
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)	Average Daily Sales Percent Change(2)
Corporate	$1,476.3	44.4%	$1,414.9	45.4%	$61.4	4.3%	4.3%

Small Business	298.7	9.0	277.4	8.9	21.3	7.7	7.7

Public:
Government	386.9	11.6	339.9	10.9	47.0	13.8	13.8
Education	397.1	11.9	341.0	10.9	56.1	16.4	16.4
Healthcare	392.5	11.8	388.5	12.5	4.0	1.0	1.0
Total Public	1,176.5	35.4	1,069.4	34.3	107.1	10.0	10.0

Other	373.2	11.2	355.0	11.4	18.2	5.1	5.1

Total net sales	$3,324.7	100.0%	$3,116.7	100.0%	$208.0	6.7%	6.7%

(1)
Effective January 1, 2017, Small Business is now an operating and reportable segment. Its results were previously presented as a sales channel within the Corporate segment. Prior periods have been reclassified to conform to the current period presentation.

(2)	There were 64 selling days for both the three months ended March 31, 2017 and 2016.
Total Net sales for the three months ended March 31, 2017 increased $208 million, or 6.7%, to $3,325 million, compared to $3,117 million for the three months ended March 31, 2016. Net sales on a constant currency basis, which excludes the impact of currency translation, for the three months ended March 31, 2017 increased $235 million, or 7.6%, to $3,325 million, compared to $3,090 million for the three months ended March 31, 2016. See “Non-GAAP Financial Measure Reconciliations” below for additional information.
For the three months ended March 31, 2017, we found differing priorities within our balanced portfolio of customer end-markets. Corporate customers remained cautious and continued to focus on shorter tail projects, while Public customers with fixed budgets were focused on spending existing funds. Small Business customer confidence remained strong. Market trends remained similar to what we saw throughout 2016, with ongoing focus on optimization and efficiency, securitization and integration of software into solutions.
Corporate segment Net sales for the three months ended March 31, 2017 increased $61 million, or 4.3%, compared to the three months ended March 31, 2016. Growth was primarily driven by customer refresh of client devices. While customer optimism improved slightly, the general macro-economic environment remained uncertain.
Small Business segment Net sales for the three months ended March 31, 2017 increased by $21 million, or 7.7%, between periods, as customer confidence remained strong. Sales growth was primarily driven by transactional products such as notebooks/mobile devices.
Public segment Net sales for the three months ended March 31, 2017 increased $107 million, or 10.0%, compared to the three months ended March 31, 2016, with balanced growth between solutions and transactional sales. The growth was driven by increases in both Government and Education customers. Strong Net sales to our state and local government customers was driven by a continued focus on public safety and the addition of new contracts. Net sales growth to federal government customers was strong as customers moved forward to spend existing budgets on planned projects, as well as our ongoing successful alignment with strategic programs. Education results reflected strong growth from both Higher Education and K-12 customers. K-12 growth was led by transactional products, particularly notebooks/mobile devices, desktops and Audio/Video equipment, as schools continued to develop digital testing and curriculum programs, as well as growth in networking hardware equipment as schools utilized funding provided by the US Federal Communications Commission E-Rate program. Sales to our Higher Education customers grew double digits driven by networking hardware products as we continued to see the benefit from programs directed at select institutions by optimizing opportunities with available budgets. Net sales to Healthcare customers increased 1.0% between periods reflecting the continuing impact of consolidation in the healthcare industry.
Net sales in Other for the three months ended March 31, 2017 increased $18 million, or 5.1%, compared to the three months ended March 31, 2016. Other is comprised of results from our Canadian and UK operations. Both operations grew double digits in local currency. Canadian results in US dollars reflected slightly positive impact from currency translation for the current period, while UK results in US dollars reflected unfavorable translation.
Gross profit
Gross profit increased $28 million, or 5.4%, to $553 million for the three months ended March 31, 2017, compared to $524 million for the three months ended March 31, 2016. As a percentage of Net sales, Gross profit decreased 20 basis points to 16.6% for the three months ended March 31, 2017, down from 16.8% for the three months ended March 31, 2016. The decrease was primarily driven by lower product margin which was partially offset by increases in net service contract revenue, also known as revenue recorded on a net basis, such as warranties, software as a service and commission revenue.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $18 million, or 5.5%, to $347 million for the three months ended March 31, 2017, compared to $329 million for the three months ended March 31, 2016. As a percentage of total Net sales, Selling and administrative expenses decreased by 20 basis points to 10.4% in the first quarter of 2017, down from 10.6% in the first quarter of 2016. Sales payroll costs increased $7 million, or 4.3%, between quarters consistent with increased Gross Profit growth. Total coworker count was 8,612, down 12 from 8,624 at March 31, 2016. Total coworker count was 8,516 at December 31, 2016. Equity-based compensation expense increased $4 million, or 44.5%, during the three months ended March 31, 2017, compared to the prior year period, primarily due to impact of annual equity awards granted under our 2013 Long-Term Incentive Plan in 2016.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended March 31,
	2017		2016
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(1)
Corporate	$111.4	7.5%	$101.5	7.2%	9.8%
Small Business(2)	16.6	5.6	16.7	6.0	(0.1)
Public	60.7	5.2	58.5	5.5	3.6
Other(3)	12.6	3.4	8.1	2.3	55.6
Headquarters(4)	(31.5)	nm*	(23.8)	nm*	32.4
Total income from operations	$169.8	5.1%	$161.0	5.2%	5.5%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Effective January 1, 2017, Small Business is its own operating and reportable segment. The prior period has been reclassified to conform to the current period presentation.

(3)	Includes the financial results for our other operating segments, CDW Canada and CDW UK, which do not meet the reportable segment quantitative thresholds.

(4)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $170 million for the three months ended March 31, 2017, an increase of $9 million, or 5.5%, compared to $161 million for the three months ended March 31, 2016. Total operating margin percentage decreased 10 basis points to 5.1% for the three months ended March 31, 2017, from 5.2% for the three months ended March 31, 2016. Operating margin percentage was impacted by a decrease in gross profit margin partially offset by a decrease in Selling and administrative expenses as a percentage of Net sales.
Corporate segment income from operations was $111 million for the three months ended March 31, 2017, an increase of $10 million, or 9.8%, compared to $101 million for the three months ended March 31, 2016. Corporate segment operating margin percentage increased 30 basis points to 7.5% for the three months ended March 31, 2017, from 7.2% for the three months ended March 31, 2016. This increase was primarily due to an increase in Gross profit and a decrease in Selling and administrative expenses as a percentage of Net sales.
Small Business segment income from operations was $17 million for the three months ended March 31, 2017 and 2016. Small Business segment operating margin percentage decreased 40 basis points to 5.6% for the three months ended March 31, 2017, from 6.0% for the three months ended March 31, 2016. This decrease was primarily due to higher Selling and administrative expenses partially offset by an increase in Gross profit.
Public segment income from operations was $61 million for the three months ended March 31, 2017, an increase of $2 million, or 3.6%, compared to $59 million for the three months ended March 31, 2016. Public segment operating margin percentage was 5.2% and 5.5% for the three months ended March 31, 2017 and 2016, respectively. The 30 basis point decrease in operating margin percentage was primarily driven by higher Selling and administrative expenses as a percentage of Net sales partially offset by an increase in Gross profit.
Other income from operations was $13 million for the three months ended March 31, 2017, an increase of $4 million, or 55.6%, compared to $8 million for the three months ended March 31, 2016. Other operating margin percentage increased 110 basis points to 3.4% for the three months ended March 31, 2017, from 2.3% for the three months ended March 31, 2016. Operating margin percentage benefited from improvement in Gross profit, partially offset by increased Selling and administration expenses as a percentage of Net sales.

Interest expense, net

At March 31, 2017, our outstanding debt totaled $3,281 million compared to $3,252 million at March 31, 2016. Net interest expense for the three months ended March 31, 2017 was $40 million, an increase of $2 million compared to $38 million for the three months ended March 31, 2016. This increase was primarily due to interest expense for one month on the notes that were redeemed, partially offset by the savings in interest expense from the recent financings, for the quarter ended March 31, 2017.

Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During the three months ended March 31, 2017, there was a $57 million net loss on extinguishment of long-term debt, which represented the write-off of unamortized deferred financing costs and unamortized discounts related to the three loans in the below table. The loss recognized on the Senior Notes due 2022 also included the redemption premium of $37 million. There was no net loss on extinguishment of long-term debt for the same period of 2016.
Net loss on extinguishments of long-term debt for the three months ended March 31, 2017 is as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Loss Recognized
February 2017	Senior Secured Term Loan Facility	$(13.7)
March 2017	Senior Notes due 2022	(42.5)
March 2017	Senior secured asset-based revolving credit facility	(1.2)
	Total Loss Recognized	$(57.4)

Income tax expense
Income tax expense was $16 million for the three months ended March 31, 2017, compared to $46 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 21.7% for the three months ended March 31, 2017 and differed from the US federal statutory rate primarily due to $12 million of excess tax benefits on equity compensation. The effective tax rate for the same period of the prior year was 37.2% and differed from the US federal statutory rate primarily due to state and local income taxes. The lower effective tax rate for the three months ended March 31, 2017 as compared to the same period of the prior year was primarily attributable to $12 million of excess tax benefits on equity compensation.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the three months ended March 31, 2017 and 2016 below.
Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation, integration expenses, and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Consolidated Net sales growth on a constant currency basis is defined as consolidated Net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
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
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Non-GAAP net income
Non-GAAP net income was $121 million for the three months ended March 31, 2017, an increase of $9 million, or 7.7%, compared to $113 million for the three months ended March 31, 2016.

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$57.6	$77.8
Amortization of intangibles(1)	46.1	47.5
Equity-based compensation	12.1	8.4
Net loss on extinguishments of long-term debt	57.4	—
Integration expenses(2)	0.5	1.6
Other adjustments(3)	1.4	(3.1)
Aggregate adjustment for income taxes(4)	(53.8)	(19.5)
Non-GAAP net income	$121.3	$112.7

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Comprised of expenses related to CDW UK.

(3)
Primarily includes expenses related to payroll taxes on equity-based compensation during the three months ended March 31, 2017 and 2016. Also includes the favorable resolution of a local sales tax matter partially offset by expenses related to the consolidation of office locations north of Chicago and historical retention costs during the three months ended March 31, 2016.

(4)	Aggregate adjustment for income taxes consists of the following:

	Three Months Ended March 31,
	2017	2016
Total Non-GAAP adjustments	117.5	54.4
Weighted-average statutory effective rate	36.0%	36.0%
Income tax	(42.3)	(19.6)
Excess tax benefits from equity-based compensation	(11.6)	—
Non-deductible adjustments and other	0.1	0.1
Total aggregate adjustment for income taxes	(53.8)	(19.5)
Adjusted EBITDA
Adjusted EBITDA was $249 million for the three months ended March 31, 2017, an increase of $17 million, or 7.1%, compared to $233 million for the three months ended March 31, 2016. As a percentage of Net sales, Adjusted EBITDA was 7.5% for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(in millions)	2017	Percentage of Net Sales	2016	Percentage of Net Sales
Net income	$57.6		$77.8
Depreciation and amortization	64.2		64.0
Income tax expense	16.0		46.1
Interest expense, net	39.7		38.1
EBITDA	177.5	5.3%	226.0	7.3%

Adjustments:
Equity-based compensation	12.1		8.4
Net loss on extinguishments of long-term debt	57.4		—
Income from equity investments(1)	(0.2)		(0.6)
Integration expenses(2)	0.5		1.6
Other adjustments(3)	1.9		(2.7)
Total adjustments	71.7		6.7
Adjusted EBITDA	$249.2	7.5%	$232.7	7.5%

(1)	Represents our share of net income/loss from our equity investments.

(2)	Comprised of expenses related to CDW UK.

(3)
Primarily includes expenses related to payroll taxes on equity-based compensation and historical retention costs during the three months ended March 31, 2017 and 2016. Also includes the favorable resolution of a local sales tax matter partially offset by expenses related to the consolidation of office locations north of Chicago during the three months ended March 31, 2016.

Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $208 million, or 6.7%, to $3,325 million for the three months ended March 31, 2017, compared to $3,117 million for the three months ended March 31, 2016. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $235 million, or 7.6%, to $3,325 million for the three months ended March 31, 2017, compared to $3,090 million for the three months ended March 31, 2016.

	Three Months Ended March 31,
(in millions)	2017	2016	% Change	Average Daily % Change(1)
Consolidated Net sales, as reported	$3,324.7	$3,116.7	6.7%	6.7%
Foreign currency translation(2)	—	(27.1)
Consolidated Net sales, on a constant currency basis	$3,324.7	$3,089.6	7.6%	7.6%

(1)	There were 64 selling days for both the three months ended March 31, 2017 and 2016.

(2)	Represents the effect of translating the prior year results of CDW Canada and CDW UK's results at the average exchange rates applicable in the current year.
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

Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of March 31, 2017, we also have $963 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($63 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available at least for the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Debt Refinancing Activity
For details regarding our debt and refinancing activities, refer to Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Share Repurchase Program

During the three months ended March 31, 2017, we repurchased 3 million shares of our common stock for $175 million under the previously announced $1,250 million share repurchase program. For more information on our share repurchase program, See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2017 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.1600	February 7, 2017	February 24, 2017	March 10, 2017

On May 3, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per common share. The dividend will be paid on June 12, 2017 to all stockholders of record as of the close of business on May 25, 2017.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$369.9	$427.8
Investing activities	(19.6)	(11.0)
Net change in accounts payable-inventory financing	(135.7)	(66.5)
Other financing activities	(226.5)	(140.1)
Financing activities	(362.2)	(206.6)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4
Net (decrease) increase in cash and cash equivalents	$(12.0)	$210.6

Operating Activities

	Three Months Ended March 31,
(in millions)	2017	2016	Dollar Change
Net income	$57.6	$77.8	$(20.2)
Adjustments for the impact of non-cash items(1)	119.4	49.2	70.2
Net income adjusted for the impact of non-cash items(2)	177.0	127.0	50.0
Changes in assets and liabilities:			—
Accounts receivable(3)	184.6	237.6	(53.0)
Merchandise inventory	(40.3)	(68.2)	27.9
Accounts payable-trade(4)	(10.4)	91.0	(101.4)
Other	59.0	40.4	18.6
Net cash provided by operating activities	$369.9	$427.8	$(57.9)

(1)	Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense and Net loss on extinguishments of long-term debt.

(2)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth.

(3)
The change in cash flow reflects the impact of lower sequential sales decline compared to the first quarter of 2016. In addition, 2016 reflects a higher cash flow from increased collections due to a higher accounts receivable balance from the previous year-ended.

(4)	The change was primarily due to the impact of timing on when the respective quarter ends fell year over year.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2017	2016
Days of sales outstanding (DSO)(1)	50	49
Days of supply in inventory (DIO)(2)	13	14
Days of purchases outstanding (DPO)(3)	(45)	(43)
Cash conversion cycle	18	20

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

The cash conversion cycle decreased to 18 days at March 31, 2017 compared to 20 days at March 31, 2016. The increase in DSO was primarily due to the impact of our lower sequential sales decline, as well as higher Net sales and related Accounts receivable for third-party services such as SaaS, software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition, DPO also increased due to the mix of payables with certain vendors that have longer payment terms.

Investing Activities
Net cash used in investing activities increased by $9 million in the three months ended March 31, 2017 compared to the same period of the prior year. Capital expenditures were $20 million and $11 million for the three months ended March 31, 2017 and 2016, respectively, and primarily related to improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased by $156 million in the three months ended March 31, 2017 compared to the same period of the prior year. The increase was primarily driven by share repurchases during the three months ended March 31, 2017, which resulted in an increase in cash used by financing activities of $57 million, partially offset by the changes in accounts payable-inventory financing, which resulted in an increase in cash used for financing activities of $69 million. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. In addition, an increase in dividends paid also contributed to the increase in cash used in financing activities. The increase in cash used by accounts payable-inventory financing was primarily driven by a new vendor added to our previously existing inventory financing agreement. For more information regarding our debt and refinancing activities, see Note 6 (Long-Term Debt) and Note 5 (Financial Instruments).
Long-Term Debt and Financing Arrangements
As of March 31, 2017, we had total indebtedness of $3,280 million, of which $1,549 million was secured indebtedness. At March 31, 2017, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $921 million at March 31, 2017. The amount of restricted payment capacity for the CDW UK Term Loan was $135 million at March 31, 2017. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25:1.00 on a pro forma basis. The total net leverage ratio was 2.68:1.00 as of March 31, 2017.
For additional details regarding our debt and refinancing activities, refer to Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For further details, see Note 4 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Contractual Obligations
Except as disclosed under Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other SEC filings. These factors include, among others, global and regional economic conditions; decreases in spending on technology products; CDW's relationships with vendor partners and availability of their products; continued innovations in hardware, software and services offerings by CDW's vendor partners; substantial competition that could reduce CDW's market share; CDW's substantial indebtedness and ability to generate sufficient cash to service such indebtedness; restrictions imposed by agreements relating to CDW's indebtedness on its operations and liquidity; changes in, or the discontinuation of, CDW's share repurchase program or dividend payments; the continuing development, maintenance and operation of CDW's information technology systems; potential breaches of data security; potential failures to comply with Public segment contracts or applicable laws and regulations; potential failures to provide high-quality services to CDW's customers; potential losses of any key personnel; potential interruptions of the flow of products from suppliers; potential adverse occurrences at one of CDW's primary facilities or customer data centers; CDW's dependence on commercial delivery services; CDW's exposure to accounts receivable and inventory risks; fluctuations in foreign currency; future acquisitions or alliances; fluctuations in CDW's operating results; current and future legal proceedings and audits; potential acceleration of CDW's deferred cancellation of debt income; and other risk factors or uncertainties identified from time to time in CDW's filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, the Company designated the interest rate cap agreements as cash flow hedges. Refer to Note 5 (Financial Instruments) for further information on the Company's derivative related activity during the three months ended March 31, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the quarter ended March 31, 2017 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1) (in millions)
January 1 through January 31, 2017	—	$—	—	$642.1
February 1 through February 28, 2017	1.1	$59.08	1.1	$573.3
March 1 through March 31, 2017	1.8	$59.38	1.8	$466.7
Total	2.9		2.9

(1)
On May 4, 2016, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors. The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases.

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

CDW CORPORATION

Date:	May 3, 2017	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description

4.1
Supplemental Indenture, dated as of March 2, 2017, by and among the Co-Issuers, the Company, the Guarantors and the Trustee, previously filed as Exhibit 4.2 with CDW Corporation's Form 8-K filed on March 2, 2017 and incorporated herein by reference.

4.2	Form of 5.0% Senior Note (included as Exhibit A to Exhibit 4.1) , previously filed as Exhibit 4.3 with CDW Corporation's Form 8-K filed on March 2, 2017 and incorporated herein by reference.

10.1
First Amendment to Amended and Restated Term Loan Agreement, dated as of February 28, 2017, among CDW, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the other loan parties party thereto, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on March 2, 2017 and incorporated herein by reference.

10.2
Second Amended and Restated Revolving Loan Credit Agreement, dated March 31, 2017, by and among CDW LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Commercial Distribution Finance, LLC, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-collateral agents, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation's Form 8-K filed on March 31, 2017 and incorporated herein by reference.

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