Form 10-Q
period 2017-06-30
CDW Corp
filed 2017-08-04
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 28, 2017, there were 154,858,550 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$79.0	$263.7
Accounts receivable, net of allowance for doubtful accounts of $6.2 and $5.9, respectively	2,335.3	2,168.6
Merchandise inventory	513.6	452.0
Miscellaneous receivables	337.8	234.9
Prepaid expenses and other	131.0	118.9
Total current assets	3,396.7	3,238.1
Property and equipment, net	160.7	163.7
Goodwill	2,469.3	2,455.0
Other intangible assets, net	976.6	1,055.6
Other assets	38.3	36.0
Total assets	$7,041.6	$6,948.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$1,391.6	$1,072.9
Accounts payable-inventory financing	496.4	580.4
Current maturities of long-term debt	18.5	18.5
Deferred revenue	180.9	172.6
Accrued expenses:
Compensation	150.7	167.6
Interest	21.6	25.1
Sales taxes	32.0	38.0
Advertising	89.3	55.8
Income taxes	12.4	—
Other	161.8	149.8
Total current liabilities	2,555.2	2,280.7
Long-term liabilities:
Debt	3,277.8	3,215.9
Deferred income taxes	329.5	369.2
Other liabilities	30.0	37.1
Total long-term liabilities	3,637.3	3,622.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 155.6 and 160.3 shares issued and outstanding, respectively	1.5	1.6
Paid-in capital	2,890.5	2,857.3
Accumulated deficit	(1,927.1)	(1,673.8)
Accumulated other comprehensive loss	(115.8)	(139.6)
Total stockholders’ equity	849.1	1,045.5
Total liabilities and stockholders’ equity	$7,041.6	$6,948.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$3,994.4	$3,664.6	$7,319.1	$6,781.3
Cost of sales	3,353.3	3,054.1	6,125.5	5,646.3
Gross profit	641.1	610.5	1,193.6	1,135.0
Selling and administrative expenses	363.5	344.7	710.9	674.0
Advertising expense	46.5	42.3	81.8	76.5
Income from operations	231.1	223.5	400.9	384.5
Interest expense, net	(35.9)	(36.9)	(75.6)	(75.0)
Net loss on extinguishments of long-term debt	—	—	(57.4)	—
Other income	0.3	0.9	1.3	1.9
Income before income taxes	195.5	187.5	269.2	311.4
Income tax expense	(54.5)	(70.0)	(70.5)	(116.1)
Net income	$141.0	$117.5	$198.7	$195.3

Net income per common share:
Basic	$0.90	$0.71	$1.26	$1.18
Diluted	$0.89	$0.70	$1.23	$1.16

Weighted-average common shares outstanding:
Basic	156.0	164.9	157.7	166.1
Diluted	159.0	166.7	160.9	167.8

Cash dividends declared per common share	$0.1600	$0.1075	$0.3200	$0.2150

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$141.0	$117.5	$198.7	$195.3
Foreign currency translation, net(1)	18.9	(35.0)	25.4	(42.9)
Unrealized loss from hedge accounting, net(2)	(1.2)	—	(1.6)	—
Other comprehensive income (loss), net	17.7	(35.0)	23.8	(42.9)
Comprehensive income	$158.7	$82.5	$222.5	$152.4
The accompanying notes are an integral part of the Consolidated Financial Statements.
(1) Net of tax (expense) benefit of $0.1 million and $0.3 million for three months ended June 30, 2017 and 2016, and net of tax (expense) benefit of $0.1 million and $0.3 million for six months ended June 30, 2017 and 2016, respectively.
(2) Net of tax benefit of $0.8 million and $1.1 million for three and six months ended June 30, 2017.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2016	—	$—	160.3	$1.6	$2,857.3	$(1,673.8)	$(139.6)	$1,045.5
Net income	—	—	—	—	—	198.7	—	198.7
Equity-based compensation expense	—	—	—	—	20.7	—	—	20.7
Stock option exercises	—	—	1.3	—	7.4	—	—	7.4
Coworker Stock Purchase Plan	—	—	0.1	—	4.7	—	—	4.7
Repurchases of common stock	—	—	(6.1)	(0.1)	—	(359.3)	—	(359.4)
Dividends	—	—	—	—	0.4	(50.7)	—	(50.3)
Incentive compensation plan shares withheld for taxes	—	—	—	—	—	(42.0)	—	(42.0)
Foreign currency translation	—	—	—	—	—	—	25.4	25.4
Unrealized loss from hedge accounting	—	—	—	—	—	—	(1.6)	(1.6)
Balance as of June 30, 2017	—	$—	155.6	$1.5	$2,890.5	$(1,927.1)	$(115.8)	$849.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$198.7	$195.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.5	127.7
Equity-based compensation expense	23.6	18.1
Deferred income taxes	(40.3)	(49.9)
Allowance for doubtful accounts	0.2	—
Amortization of deferred financing costs, debt premium and debt discount, net	3.7	3.3
Net loss on extinguishments of long-term debt	57.4	—
Gain on interest rate cap agreements	(0.5)	—
Other	(0.2)	—
Changes in assets and liabilities:
Accounts receivable	(156.3)	(74.9)
Merchandise inventory	(57.8)	(99.0)
Other assets	(120.9)	(44.4)
Accounts payable-trade	311.8	219.3
Other current liabilities	34.4	23.5
Long-term liabilities	(7.1)	(5.9)
Net cash provided by operating activities	376.2	313.1
Cash flows from investing activities:
Capital expenditures	(36.8)	(25.7)
Net cash used in investing activities	(36.8)	(25.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	67.7	105.4
Repayments of borrowings under revolving credit facilities	(13.7)	(105.4)
Repayments of long-term debt	(7.5)	(13.4)
Proceeds from issuance of long-term debt	2,083.0	—
Payments to extinguish long-term debt	(2,121.3)	—
Payments of debt financing costs	(9.6)	—
Net change in accounts payable-inventory financing	(85.1)	71.3
Proceeds from stock option exercises	7.4	3.8
Payment of incentive compensation plan withholding taxes	(42.0)	0.7
Proceeds from Coworker Stock Purchase Plan	4.7	4.5
Repurchases of common stock	(359.4)	(223.1)
Dividends	(50.3)	(35.7)
Principal payments under capital lease obligations	(0.6)	(0.8)
Net cash used in financing activities	(526.7)	(192.7)
Effect of exchange rate changes on cash and cash equivalents	2.6	(2.9)
Net (decrease) increase in cash and cash equivalents	(184.7)	91.8
Cash and cash equivalents—beginning of period	263.7	37.6
Cash and cash equivalents—end of period	$79.0	$129.4
Supplementary disclosure of cash flow information:
Cash paid for Interest, net	$(76.8)	$(73.0)
Cash paid for Income taxes, net	$(96.5)	$(132.7)
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the “December 31, 2016 Consolidated Financial Statements”). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2016 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2016 Consolidated Financial Statements include a discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2017.
Accounting for Derivative Instruments

The Company has entered into interest rate cap agreements for the purpose of hedging its exposure to fluctuations in interest rates. The interest rate cap agreements are designated as cash flow hedges of interest rate risk and recorded at

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value in Other assets on the Consolidated Balance Sheets. The gain or loss on the derivative instruments is reported as a component of Accumulated Other Comprehensive Loss (“AOCL”) until reclassified to Interest expense in the same period the hedge transaction affects earnings.

2.	Recent Accounting Pronouncements
Accounting for Goodwill Impairment
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), providing guidance for the elimination of Step 2 of the current two-step goodwill impairment test. A goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value. This ASU 2017-04 is effective for the Company beginning in the first quarter of 2020 and allows for early adoption. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU is effective for the Company beginning in the first quarter of 2019 and allows for early adoption. Although the Company is currently evaluating the provisions of the ASU to determine how it will be affected, the primary impact to the Company of the new ASU will be to record assets and liabilities for current operating leases. The majority of the Company’s current operating leases relate to its real estate portfolio.
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
While the Company is still finalizing its accounting policies under the new standard, it has determined:
•the accounting for bill and hold transactions will result in revenue for certain of those arrangements being recognized earlier than under current GAAP. This change will not materially impact Net sales or Net income;
•it will be deemed to be acting as an agent in transactions for certain software products sold with accompanying third-party delivered software assurance and therefore will recognize such revenue on a net basis. The Company currently recognizes these on a gross basis (i.e. acting as a principal). While this change will not impact reported Gross profit, the Company estimates the impact of this on the 2016 full-year results would have been to reduce both Net sales and Cost of sales by $200 - $300 million; and
•the accounting for revenue related to hardware, software (excluding the above) and professional services will remain substantially unchanged.

3.	Goodwill
The Company performs an evaluation of goodwill, utilizing either a quantitative or qualitative impairment test, on an annual basis, or more frequently if circumstances or events require an evaluation. In connection with the segment change described in Note 11 (Segment Information), the Company performed a quantitative analysis of the legacy Corporate reporting unit's fair value prior to the allocation of goodwill to the Small Business reporting unit. Based on the results of the quantitative analysis performed as of January 1, 2017, the Company determined that the fair values of Corporate and Small Business reporting units exceeded their carrying values and no impairment existed. Using this valuation, the Company allocated the carrying value of goodwill between Small Business and Corporate based on the relative fair values determined by the quantitative test. The Public, CDW UK and CDW Canada operating segments were not impacted by the segment change and therefore no impairment analysis was required.

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

(in millions)	June 30, 2017	December 31, 2016
Revolving Loan inventory financing agreement(1)	$474.7	$558.3
Other inventory financing agreements(2)	21.7	22.1
Accounts payable-inventory financing	$496.4	$580.4

(1)
The Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”) includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

(2)
As of June 30, 2017 and December 31, 2016, amounts less than $1 million and $3 million, respectively, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

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

The Company entered into interest rate cap agreements. These agreements entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period. The interest rate cap agreements are in effect from January 17, 2017 through December 31, 2018 with a combined notional amount of $1,400 million. As of June 30, 2017 and December 31, 2016, interest rate cap agreements had a fair value of $3 million and $5 million, respectively, and are classified within Other Assets on the Consolidated Balance Sheets.

During the first quarter of 2017, the Company designated the interest rate cap agreements as cash flow hedges. The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCL and is subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the six months ended June 30, 2017, the Company’s interest rate cap agreements were deemed effective and the Company expects they will be effective for the next twelve months. The Company recorded a $1 million loss, net of tax benefit of $1 million, for the effective portion of the interest rate cap agreements in AOCL for the three months ended June 30, 2017. The Company recorded a $2 million loss, net of a tax benefit of $1 million, for the effective portion of the interest rate cap agreements in AOCL for the six months ended June 30, 2017. The Company expects to reclassify $1 million from AOCL into Interest expense during the next twelve months.

Prior to the election of hedge accounting treatment, the Company recognized less than $1 million of Interest income in the Company's Consolidated Statement of Operations for both the three and six months ended June 30, 2017 and less than $1 million of Interest expense for both the three and six months ended June 30, 2016 related to the changes in the fair value of the interest rate cap agreements.

For additional details, see Note 6 (Long-Term Debt).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Long-Term Debt
Long-term debt as of June 30, 2017 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility(1)	3.3%	$54.0	$—	$54.0
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.2%	1,475.6	(2.3)	1,473.3
CDW UK term loan	1.7%	72.9	(1.3)	71.6
Senior notes due 2023	5.0%	525.0	(4.9)	520.1
Senior notes due 2024	5.5%	575.0	(5.6)	569.4
Senior notes due 2025	5.0%	600.0	(7.8)	592.2
Other long-term obligations		15.7	—	15.7
Total debt		3,318.2	(21.9)	3,296.3
Less current maturities		(18.5)	—	(18.5)
Long-term debt, excluding current maturities		$3,299.7	$(21.9)	$3,277.8

(1) Represents a weighted-average interest rate.

Long-term debt as of December 31, 2016 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.3%	1,483.0	(14.9)	1,468.1
CDW UK Term Loan	1.8%	69.1	(1.6)	67.5
Senior notes due 2022	6.0%	600.0	(5.6)	594.4
Senior notes due 2023	5.0%	525.0	(5.3)	519.7
Senior notes due 2024	5.5%	575.0	(6.0)	569.0
Other long-term obligations		15.7	—	15.7
Total debt		3,267.8	(33.4)	3,234.4
Less current maturities		(18.5)	—	(18.5)
Long-term debt, excluding current maturities		$3,249.3	$(33.4)	$3,215.9
Senior Secured Asset-based Revolving Credit Facility (“Revolving Loan”)

As of June 30, 2017, the Company had $54 million of outstanding borrowings, $1 million of undrawn letters of credit, $444 million reserved for the floorplan sub-facility and a borrowing base of $1,650 million, which is based on the amount of eligible inventory and accounts receivable balances as of May 31, 2017. Borrowings under the Revolving Loan are limited by a borrowing base. As of June 30, 2017, the Company could have borrowed up to an additional $1,016 million under the Revolving Loan. Borrowings are also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lower of (i) $125 million and (ii) the greater of (a) 10.0% of the borrowing base, and (b) $100 million, the lenders are not required to lend additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio, as defined, is at least 1.00 to 1.00.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR or (ii) the Alternate Base Rate (“ABR”), with the ABR being the greater of (a) the prime rate (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.25% to 1.75% for LIBOR borrowings and 0.25% to 0.75% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan.

On March 31, 2017, the Company amended, extended, and increased its Revolving Loan to a five-year, $1,450 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing. The Revolving Loan matures on March 31, 2022. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on June 6, 2019. The Revolving Loan (i) increases the overall revolving credit facility capacity available to the Company from $1,250 million to $1,450 million, (ii) maintains the maximum aggregate amount of increases that may be made to the revolving credit facility of  $300 million, (iii) maintains the fees on the unused portion of the revolving credit facility at 25 basis points, (iv) makes permanent the 25 basis point reduction in the applicable interest rate margin that was previously conditioned on meeting certain credit ratings levels, and (v) maintains the existing inventory floorplan sub-facility. In connection with the amendment of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1 million in the Consolidated Statement of Operations for the six months ended June 30, 2017, representing a write-off of a portion of unamortized deferred financing costs. Fees of $4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis. These deferred financing costs are recorded in the Other assets line on the Consolidated Balance Sheets.
Senior Secured Term Loan Facility (“Term Loan”)
On June 30, 2017, the outstanding principal amount of the Term Loan was $1,476 million, excluding $2 million of deferred financing costs. On February 28, 2017, the Company amended the Term Loan to reprice the facility, reducing interest rate margins by 25 basis points. Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin or (b) LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, which is 1.00% for ABR borrowings and 2.00% for LIBOR borrowings as of June 30, 2017.
The Term Loan was issued at par. The Term Loan replaced the prior senior secured term loan facility (the “Prior Term Loan Facility”) that had an outstanding aggregate principal amount of $1,483 million. The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Prior Term Loan Facility, with the remaining principal amount payable on the maturity date of August 17, 2023, which was retained from the Prior Term Loan Facility. In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $14 million in the Consolidated Statement of Operations for the six months ended June 30, 2017. This loss represented the write-off of a portion of the unamortized deferred financing costs of $5 million and unamortized discount related to the Prior Term Loan Facility of $9 million. In connection with the issuance of the Term Loan, the Company incurred and recorded $2 million in deferred financing fees, which is recorded as a reduction to the debt and presented in the above table as of June 30, 2017.
CDW UK Term Loan
On August 1, 2016, the Company entered into a new five-year £56 million ($73 million at June 30, 2017) aggregate principal amount term loan facility (“CDW UK Term Loan”), which replaced the prior senior secured term loan facility (the “Prior CDW UK Term Loan Facility”) that had an outstanding principal amount of £56 million. Fees of $1 million were capitalized as deferred financing costs and are being amortized over the loan on a straight-line basis.
Commencing during the quarter ending September 30, 2018, the Company is required to make annual principal installments of £5 million ($7 million as of June 30, 2017) with the remaining principal amount payable on the maturity date of August 1, 2021. Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of June 30, 2017, an interest rate of 1.69% was in effect, which represents LIBOR plus a 1.40% margin.
In connection with this refinancing, the Prior CDW UK Term Loan Facility was amended to include both the CDW UK Term Loan and a £50 million ($65 million at June 30, 2017) revolving credit facility (the “CDW UK Revolving Credit Facility”).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.0% Senior Notes due 2022 (“2022 Senior Notes”)
On March 2, 2017, the proceeds from the issuance of the 2025 Senior Notes, discussed below, along with cash on hand and proceeds from Revolving Loan borrowings, were deposited with the trustee to redeem all of the remaining $600 million aggregate principal amount of the 2022 Senior Notes at a redemption price of 106.182% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was April 2, 2017. On the same date, the indenture governing the 2022 Senior Notes was satisfied and discharged. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $43 million in the Consolidated Statement of Operations for the six months ended June 30, 2017. This loss represents $37 million in redemption premium and $6 million for the write-off of the remaining deferred financing costs related to the 2022 Senior Notes.
5.0% Senior Notes due 2023 (“2023 Senior Notes”)

At June 30, 2017, the outstanding principal amount of the 2023 Senior Notes was $525 million. The 2023 Notes will mature on September 1, 2023 and bear interest rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.

5.5% Senior Notes due 2024 (“2024 Senior Notes”)

At June 30, 2017, the outstanding principal amount of the 2024 Senior Notes was $575 million. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.5% per annum, payable semi-annually on June 1 and December 1 of each year.
5.0% Senior Notes due 2025 (“2025 Senior Notes”)

At June 30, 2017, the outstanding principal amount of the 2025 Senior Notes was $600 million. The 2025 Senior Notes will mature on September 1, 2025 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.

On March 2, 2017, the Company completed the issuance of $600 million aggregate principal amount of 5.0% Senior Notes due 2025 at par. In connection with the issuance of the 2025 Senior Notes, the Company incurred and recorded $8 million in deferred financing fees, which is recorded as a reduction to the debt and presented in the above table as of June 30, 2017.
Debt Covenants

CDW LLC is the borrower under the Term Loan and Revolving Loan. CDW LLC and CDW Finance Corporation are the co-issuers of the 2023, 2024 and 2025 Senior Notes (“Senior Notes”). The obligations under the Term Loan, the Revolving Loan and the Senior Notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, US subsidiaries (the “Guarantors”).

As of June 30, 2017, the Company remained in compliance with the covenants under its various credit agreements. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates. As of June 30, 2017, the amount of CDW’s restricted payment capacity under the Term Loan was $991 million. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25:1.00 on a pro forma basis. The total net leverage ratio was 2.81:1.00 as of June 30, 2017.

The CDW UK Term Loan Agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of June 30, 2017, the amount of restricted payment capacity under the CDW UK Term Loan was $93 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value

The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes, Term Loan and the CDW UK Term Loan are classified as Level 2 within the fair value hierarchy. The carrying value of the CDW UK Term Loan was £56 million ($73 million at June 30, 2017), which approximated fair value. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

(in millions)	June 30, 2017	December 31, 2016
Fair value	$3,417.5	$3,334.8
Carrying value	3,318.2	3,267.8

7.	Income Taxes
Income tax expense was $55 million for the three months ended June 30, 2017, compared to $70 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 27.9% for the three months ended June 30, 2017 and differed from the US federal statutory rate primarily due to $19 million of excess tax benefits on equity compensation. The effective tax rate for the same period of the prior year was 37.3% and differed from the US federal statutory rate primarily due to state and local income taxes.

Income tax expense was $71 million for the six months ended June 30, 2017, compared to $116 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.2% for the six months ended June 30, 2017 and differed from the US federal statutory rate primarily due to $30 million of excess tax benefits on equity compensation. The effective tax rate for the same period of the prior year was 37.3% and differed from the US federal statutory rate primarily due to state and local income taxes.

8.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Basic weighted-average shares outstanding	156.0	164.9	157.7	166.1
Effect of dilutive securities(1)	3.0	1.8	3.2	1.7
Diluted weighted-average shares outstanding(2)	159.0	166.7	160.9	167.8

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2017 and 2016 as their inclusion would have had an anti-dilutive effect.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Equity-Based Compensation
On December 31, 2016, 748,855 Performance Share Units (“PSUs”) under the 2013 Long-Term Incentive Plan vested, representing a vesting rate for the 2014-2016 performance period of 193.5% of target. The PSUs had a weighted-average grant-date fair value of $24.40 per unit. In connection with the PSUs that vested, the Company distributed shares of common stock to each participant during the six months ended June 30, 2017 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $18 million to federal, state and foreign taxing authorities for the vesting of these PSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2017.
On June 26, 2017, an aggregate of 997,450 Restricted Stock Units (“RSUs”) under the 2013 Long-Term Incentive Plan vested. The RSUs had a weighted-average grant-date fair value of $17.04 per unit. In connection with the RSUs that vested, the Company distributed shares of common stock to each participant during the six months ended June 30, 2017 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $24 million to federal, state and foreign taxing authorities for the vesting of these RSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2017.
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
As of June 30, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
On October 29, 2015, the Company learned of an investigation by the SEC of the Company’s vendor partner program incentives. On May 19, 2017, the SEC Staff informed the Company that the SEC has concluded its investigation and does not intend to recommend an enforcement action.  The investigation did not have any impact on the Company’s financial condition or results of operations other than customary costs related to the Company’s cooperation with the investigation.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended June 30, 2017:
Net sales	$1,630.7	$321.5	$1,674.1	$368.1	$—	$3,994.4
Income (loss) from operations	127.1	19.3	104.5	12.6	(32.4)	231.1
Depreciation and amortization expense	(20.8)	(5.1)	(11.2)	(7.6)	(20.7)	(65.4)

Three Months Ended June 30, 2016:
Net sales	$1,490.8	$288.4	$1,547.0	$338.4	$—	$3,664.6
Income (loss) from operations	117.5	17.7	108.3	9.4	(29.4)	223.5
Depreciation and amortization expense	(20.7)	(5.2)	(11.1)	(8.3)	(18.4)	(63.7)

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Six Months Ended June 30, 2017:
Net sales	$3,107.0	$620.2	$2,850.6	$741.3	$—	$7,319.1
Income (loss) from operations	238.5	36.0	165.1	25.2	(63.9)	$400.9
Depreciation and amortization expense	(41.7)	(10.3)	(22.4)	(14.6)	(40.5)	$(129.5)

Six Months Ended June 30, 2016:
Net sales	$2,905.7	$565.7	$2,616.5	$693.4	$—	$6,781.3
Income (loss) from operations	219.1	34.3	166.7	17.5	(53.1)	$384.5
Depreciation and amortization expense	(41.4)	(10.3)	(22.3)	(16.9)	(36.8)	$(127.7)

12.	Supplemental Guarantor Information
The 2023 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes are, and, prior to being redeemed in full, the 2022 Senior Notes were, guaranteed by the Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by the Parent and the Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2023 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes and (ii) were subject to certain customary release provisions contained in the indenture governing the 2022 Senior Notes until such indenture was satisfied and discharged in the first quarter of 2017. CDW LLC's 100% owned foreign subsidiaries, CDW International Holdings Limited, which is comprised of CDW UK and CDW Canada (together the “Non-Guarantor Subsidiaries”), do not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth condensed Consolidating Balance Sheets as of June 30, 2017 and December 31, 2016, Consolidating Statements of Operations for the three and six months ended June 30, 2017 and 2016, condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 and condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2017 and 2016, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

June 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$67.0	$—	$38.5	$—	$(26.5)	$79.0
Accounts receivable, net	—	—	2,080.8	254.5	—	—	2,335.3
Merchandise inventory	—	—	434.3	79.3	—	—	513.6
Miscellaneous receivables	—	100.3	214.2	23.3	—	—	337.8
Prepaid expenses and other	—	18.8	68.7	43.5	—	—	131.0
Total current assets	—	186.1	2,798.0	439.1	—	(26.5)	3,396.7
Property and equipment, net	—	100.1	47.7	12.9	—	—	160.7
Goodwill	—	751.8	1,439.0	278.5	—	—	2,469.3
Other intangible assets, net	—	284.6	494.5	197.5	—	—	976.6
Other assets	2.9	18.8	216.2	0.1	—	(199.7)	38.3
Investment in and advances to subsidiaries	872.5	3,022.8	(24.0)	(2.0)	—	(3,869.3)	—
Total assets	$875.4	$4,364.2	$4,971.4	$926.1	$—	$(4,095.5)	$7,041.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$25.2	$1,241.3	$151.6	$—	$(26.5)	$1,391.6
Accounts payable—inventory financing	—	—	475.7	20.7	—	—	496.4
Current maturities of long-term debt	—	14.9	3.6	—	—	—	18.5
Deferred revenue	—	—	86.1	94.8	—	—	180.9
Accrued expenses	—	201.0	210.5	56.6	—	(0.3)	467.8
Total current liabilities	—	241.1	2,017.2	323.7	—	(26.8)	2,555.2
Long-term liabilities:
Debt	—	3,194.2	12.2	71.4	—	—	3,277.8
Deferred income taxes	—	90.3	175.7	66.4	—	(2.9)	329.5
Other liabilities	—	24.0	6.1	212.3	—	(212.4)	30.0
Total long-term liabilities	—	3,308.5	194.0	350.1	—	(215.3)	3,637.3
Total stockholders’ equity	875.4	814.6	2,760.2	252.3	—	(3,853.4)	849.1
Total liabilities and stockholders’ equity	$875.4	$4,364.2	$4,971.4	$926.1	$—	$(4,095.5)	$7,041.6

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended June 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,626.2	$368.2	$—	$—	$3,994.4
Cost of sales	—	—	3,045.8	307.5	—	—	3,353.3
Gross profit	—	—	580.4	60.7	—	—	641.1
Selling and administrative expenses	—	32.4	284.7	46.4	—	—	363.5
Advertising expense	—	—	44.9	1.6	—	—	46.5
Income (loss) from operations	—	(32.4)	250.8	12.7	—	—	231.1
Interest (expense) income, net	—	(35.4)	1.1	(1.6)	—	—	(35.9)
Other income	—	—	—	0.3	—	—	0.3
Income (loss) before income taxes	—	(67.8)	251.9	11.4	—	—	195.5
Income tax benefit (expense)	—	29.3	(80.7)	(3.1)	—	—	(54.5)
Income (loss) before equity in earnings of subsidiaries	—	(38.5)	171.2	8.3	—	—	141.0
Equity in earnings of subsidiaries	141.1	179.6	—	—	—	(320.7)	—
Net income	$141.1	$141.1	$171.2	$8.3	$—	$(320.7)	$141.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,326.2	$338.4	$—	$—	$3,664.6
Cost of sales	—	—	2,771.3	282.8	—	—	3,054.1
Gross profit	—	—	554.9	55.6	—	—	610.5
Selling and administrative expenses	—	29.4	270.5	44.8	—	—	344.7
Advertising expense	—	—	40.9	1.4	—	—	42.3
Income (loss) from operations	—	(29.4)	243.5	9.4	—	—	223.5
Interest (expense) income, net	—	(37.5)	2.5	(1.9)	—	—	(36.9)
Other income	—	—	—	0.9	—	—	0.9
Income (loss) before income taxes	—	(66.9)	246.0	8.4	—	—	187.5
Income tax benefit (expense)	—	25.2	(92.9)	(2.3)	—	—	(70.0)
Income (loss) before equity in earnings of subsidiaries	—	(41.7)	153.1	6.1	—	—	117.5
Equity in earnings of subsidiaries	117.5	159.2	—	—	—	(276.7)	—
Net income	$117.5	$117.5	$153.1	$6.1	$—	$(276.7)	$117.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Six Months Ended June 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,577.8	$741.3	$—	$—	$7,319.1
Cost of sales	—	—	5,505.0	620.5	—	—	6,125.5
Gross profit	—	—	1,072.8	120.8	—	—	1,193.6
Selling and administrative expenses	—	63.9	554.4	92.6	—	—	710.9
Advertising expense	—	—	78.8	3.0	—	—	81.8
Income (loss) from operations	—	(63.9)	439.6	25.2	—	—	400.9
Interest (expense) income, net	—	(74.5)	2.1	(3.2)	—	—	(75.6)
Net loss on extinguishments of long-term debt	—	(57.4)	—	—	—	—	(57.4)
Other income	—	0.1	0.2	1.0	—	—	1.3
Income (loss) before income taxes	—	(195.7)	441.9	23.0	—	—	269.2
Income tax benefit (expense)	—	86.6	(151.0)	(6.1)	—	—	(70.5)
Income (loss) before equity in earnings of subsidiaries	—	(109.1)	290.9	16.9	—	—	198.7
Equity in earnings of subsidiaries	198.8	307.8	—	—	—	(506.6)	—
Net income	$198.8	$198.7	$290.9	$16.9	$—	$(506.6)	$198.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Six Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,087.9	$693.4	$—	$—	$6,781.3
Cost of sales	—	—	5,062.8	583.5	—	—	5,646.3
Gross profit	—	—	1,025.1	109.9	—	—	1,135.0
Selling and administrative expenses	—	53.1	531.1	89.8	—	—	674.0
Advertising expense	—	—	73.9	2.6	—	—	76.5
Income (loss) from operations	—	(53.1)	420.1	17.5	—	—	384.5
Interest (expense) income, net	—	(74.8)	3.8	(4.0)	—	—	(75.0)
Other income	—	—	0.7	1.2	—	—	1.9
Income (loss) before income taxes	—	(127.9)	424.6	14.7	—	—	311.4
Income tax benefit (expense)	—	48.6	(160.5)	(4.2)	—	—	(116.1)
Income (loss) before equity in earnings of subsidiaries	—	(79.3)	264.1	10.5	—	—	195.3
Equity in earnings of subsidiaries	195.3	274.6	—	—	—	(469.9)	—
Net income	$195.3	$195.3	$264.1	$10.5	$—	$(469.9)	$195.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$158.7	$158.7	$171.2	$27.2	$—	$(357.1)	$158.7

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$82.5	$82.5	$153.1	$(28.9)	$—	$(206.7)	$82.5

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$222.5	$222.5	$290.9	$42.3	$—	$(555.7)	$222.5

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$152.4	$152.4	$264.1	$(32.4)	$—	$(384.1)	$152.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017
(in millions)	Parent Guarantor		Subsidiary Issuer		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Co-Issuer		Consolidating Adjustments		Consolidated
Net cash provided by (used in) operating activities	$—		$(22.1)		$391.5		$40.7		$—		$(33.9)		$376.2
Cash flows from investing activities:
Capital expenditures	—		(26.6)		(4.3)		(5.9)		—		—		(36.8)
Net cash used in investing activities	—		(26.6)		(4.3)		(5.9)		—		—		(36.8)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—		54.0		—		13.7		—		—		67.7
Repayments of borrowings under revolving credit facility	—		—		—		(13.7)		—		—		(13.7)
Repayments of long-term debt and revolving loan	—		(7.5)		—		—		—		—		(7.5)
Proceeds from the issuance of long-term debt	—		2,083.0		—		—		—		—		2,083.0
Payments to extinguish long-term debt	—		(2,121.3)		—		—		—		—		(2,121.3)
Payments of debt financing costs	—		(9.6)		—		—		—		—		(9.6)
Net change in accounts payable-inventory financing	—		(1.2)		(83.9)		—		—		—		(85.1)
Proceeds from stock option exercises	—		7.4		—		—		—		—		7.4
Proceeds from Coworker Stock Purchase Plan	—		4.7		—		—		—		—		4.7
Repurchases of common stock	(359.4)		—		—		—		—		—		(359.4)
Payment of incentive compensation plan withholding taxes	—		(16.0)		(24.0)		(2.0)		—		—		(42.0)
Dividends	(50.3)		—		—		—		—		—		(50.3)
Principal payments under capital lease obligations	—		—		(0.1)		(0.5)		—		—		(0.6)
Repayment of intercompany loan	—		—		34.3		(34.3)		—		—		—
Distributions and advances from (to) affiliates	409.7		(100.5)		(316.6)		—		—		7.4		—
Net cash (used in) provided by financing activities	—	—	(107.0)	—	(390.3)	—	(36.8)	—	—	—	7.4	—	(526.7)
Effect of exchange rate changes on cash and cash equivalents	—		—		—		2.6		—		—		2.6
Net increase in cash and cash equivalents	—		(155.7)		(3.1)		0.6		—		(26.5)		(184.7)
Cash and cash equivalents—beginning of period	—		222.7		3.1		37.9		—		—		263.7
Cash and cash equivalents—end of period	$—		$67.0		$—		$38.5		$—		$(26.5)		$79.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(79.4)	$326.3	$45.4	$—	$20.8	$313.1
Cash flows from investing activities:
Capital expenditures	—	(22.1)	(1.9)	(1.7)	—	—	(25.7)
Net cash used in investing activities	—	(22.1)	(1.9)	(1.7)	—	—	(25.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	105.4	—	—	—	—	105.4
Repayments of borrowings under revolving credit facility	—	(105.4)	—	—	—	—	(105.4)
Repayments of long-term debt	—	(7.7)	—	(5.7)	—	—	(13.4)
Net change in accounts payable - inventory financing	—	0.1	70.9	0.3	—	—	71.3
Proceeds from stock option exercises	—	3.8	—	—	—	—	3.8
Excess tax benefits from equity-based compensation	—	0.7	—	—	—	—	0.7
Proceeds from Coworker Stock Purchase Plan	—	4.5	—	—	—	—	4.5
Repurchases of common stock	(223.1)	—	—	—	—	—	(223.1)
Dividends	(35.7)	—	—	—	—	—	(35.7)
Principal payments under capital lease obligations	—	—	—	(0.8)	—	—	(0.8)
Distributions and advances from (to) affiliates	258.8	136.4	(395.3)	3.2	—	(3.1)	—
Net cash (used in) provided by financing activities	—	137.8	(324.4)	(3.0)	—	(3.1)	(192.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.9)	—	—	(2.9)
Net (decrease) increase in cash and cash equivalents	—	36.3	—	37.8	—	17.7	91.8
Cash and cash equivalents—beginning of period	—	45.1	—	31.9	—	(39.4)	37.6
Cash and cash equivalents—end of period	$—	$81.4	$—	$69.7	$—	$(21.7)	$129.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Events

On August 3, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.16 per common share to be paid on September 11, 2017 to all stockholders of record as of the close of business on August 25, 2017. Future dividends will be subject to Board of Directors approval.

On August 3, 2017, the Company announced that its Board of Directors authorized a $750 million increase to the Company's share repurchase program under which the Company may repurchase shares of the Company's common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. The increase to the share repurchase program is effective immediately.

The State of Illinois passed its fiscal 2018 budget on July 6, 2017. The changes in the enacted budget include an increase to the corporate income tax rate from 5.25% to 7.00% and the elimination of the business-to-business exemption for unclaimed property. The increase in the Illinois corporate tax rate is not expected to have a material impact on the Company's overall income tax expense for the year. The unclaimed property provisions are effective on January 1, 2018 and are to be applied retroactively for five years. The Company is currently evaluating the impact the retroactive elimination of the business-to-business exemption will have on its Consolidated Financial Statements.

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
Overview

CDW Corporation (“Parent”) is a Fortune 500 company with multi-national capabilities and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the United States, Canada and the United Kingdom. Our offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.

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
We have three reportable segments: Corporate, primarily serving private sector business customers with more than 250 employees, Small Business, primarily serving private sector business customers with up to 250 employees, and Public, which is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: CDW Canada and CDW UK, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). Effective January 1, 2017, we established Small Business as a separate operating and reportable segment to align our financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions. By separating Small Business from our Corporate segment we will drive increased focus and accountability for both segments. To achieve our vision to be small business customers' “first choice for technology,” we are aligning coworkers and digital resources that point directly at this growing market. The Small Business results were previously presented within the Corporate segment as a sales channel and the channel was primarily serving private sector business customers with up to 100 employees.
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

•
General economic conditions are a key factor affecting our ability to generate sales and achieve our targeted operating results as they impact our customers’ willingness to spend on information technology. This is particularly the case for corporate customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their perceptions of business conditions. Purchasing behavior may be different between our Corporate customers and Small Business customers due to their perceptions of business conditions.

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

•	The Healthcare industry continues to experience uncertainty given recent legislative action and concerns related to funding and many customers put purchase decisions on hold pending more clarity.

•
Our Education sales channel performance continues to benefit from school adoption of digital testing and curriculum programs and creation of new learning environments for students. It has also been affected by the implementation of networking projects related to the US Federal Communications Commission E-Rate program. Within the higher education market, networking projects continue to be a key priority across campuses. While technology is an opportunity to create cost savings and improve productivity, funding is a key determinant of technology spending in education.

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

The results of certain of our key business metrics are as follows:

	Three Months Ended June 30,
(dollars in millions)	2017	2016
Net sales	$3,994.4	$3,664.6
Gross profit	641.1	610.5
Income from operations	231.1	223.5
Net income	141.0	117.5
Non-GAAP net income	163.2	155.6
Adjusted EBITDA	314.7	300.6
Average daily sales	62.4	57.3
Net debt (1)	3,217.3	3,111.1
Cash conversion cycle (in days) (2)	16	17

(1)
Defined as total debt minus cash and cash equivalents; $3,296 million minus $79 million for the three months ended June 30, 2017 and $3,240 million minus $129 million for the three months ended June 30, 2016.

(2)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended June 30,
	2017		2016
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,994.4	100.0%	$3,664.6	100.0%
Cost of sales	3,353.3	84.0	3,054.1	83.3
Gross profit	641.1	16.1	610.5	16.7
Selling and administrative expenses	363.5	9.1	344.7	9.4
Advertising expense	46.5	1.2	42.3	1.2
Income from operations	231.1	5.7	223.5	6.1
Interest expense, net	(35.9)	(0.9)	(36.9)	(1.0)
Other income	0.3	—	0.9	—
Income before income taxes	195.5	4.8	187.5	5.1
Income tax expense	(54.5)	(1.4)	(70.0)	(1.9)
Net income	$141.0	3.4%	$117.5	3.2%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended June 30,
	2017		2016
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$1,630.7	40.8%	$1,490.8	40.6%	$139.9	9.4%

Small Business	321.5	8.1	288.4	7.9	33.1	11.5

Public:
Government	543.9	13.6	456.6	12.5	87.3	19.1
Education	712.9	17.9	640.0	17.5	72.9	11.4
Healthcare	417.3	10.4	450.4	12.3	(33.1)	(7.3)
Total Public	1,674.1	41.9	1,547.0	42.2	127.1	8.2

Other	368.1	9.2	338.4	9.2	29.7	8.8

Total net sales	$3,994.4	100.0%	$3,664.6	100.0%	$329.8	9.0%

(1)
Effective January 1, 2017, Small Business is now an operating and reportable segment. Its results were previously presented as a sales channel within the Corporate segment. Prior periods have been reclassified to conform to the current period presentation.

(2)	There were 64 selling days for both the three months ended June 30, 2017 and 2016.
Total Net sales for the three months ended June 30, 2017 increased $330 million, or 9.0%, to $3,994 million, compared to $3,665 million for the three months ended June 30, 2016. Net sales on a constant currency basis, which excludes the impact of currency translation, for the three months ended June 30, 2017 increased $357 million, or 9.8%, to $3,994 million, compared to $3,637 million for the three months ended June 30, 2016. See “Non-GAAP Financial Measure Reconciliations” below for additional information.
For the three months ended June 30, 2017, sales growth acceleration was driven by gains in all of our customer-facing end markets except healthcare, which saw a Net sales decline. Market trends remained similar to those in the first quarter of 2017, with accelerated hardware sales and ongoing focus on optimization and efficiency, security and integration of software into solutions. These trends drove significant growth in several categories, including double-digit growth in client devices, networking and software.
Corporate segment Net sales for the three months ended June 30, 2017 increased $140 million, or 9.4%, compared to the three months ended June 30, 2016. Growth was primarily driven by customer refresh of client devices, networking and software. Momentum that began in the first quarter continued to build with more projects moving from the back-burner to the front, with increases in both transactional items, including notebooks and desktops, and solutions, including networking communication and servers.
Small Business segment Net sales for the three months ended June 30, 2017 increased by $33 million, or 11.5%, between periods, as customer confidence remained strong. Sales growth was primarily driven by transactional products such as notebooks and mobile devices.
Public segment Net sales for the three months ended June 30, 2017 increased $127 million, or 8.2%, compared to the three months ended June 30, 2016, with balanced growth between solutions and transactional sales. The growth was fueled by double-digit increases in both Government and Education customers. Strong Net sales to our State and Local government customers was driven by a continued focus on public safety and new contracts. Net sales to Federal Government customers included a partial shipment of a 2016 client device order than had been delayed into 2017, as well as customers continuing to spend existing budgets on planned projects and ongoing successful alignment with strategic programs. Education results reflected increased growth from both Higher Education and K-12 customers. K-12 growth was led by transactional products, particularly notebooks and mobile devices, desktops and audio/video equipment, as schools continued to develop digital testing and curriculum programs and implement collaborative learning environments. Sales to our Higher Education customers grew double-digits driven by networking and software as institutions continue to enhance their infrastructure to meet expanding wireless needs. Net sales to Healthcare customers decreased 7.3% between periods as many customers put purchase decisions on hold awaiting more definitive legislative direction on funding and reimbursements.
Net sales in Other for the three months ended June 30, 2017 increased $30 million, or 8.8%, compared to the three months ended June 30, 2016. Other is comprised of results from our Canadian and UK operations. Both operations had strong growth in local currency, with CDW Canada growing high single digits and CDW UK growing double digits. The impact of currency reduced both Canada and UK sales growth in US dollars by approximately 50 percent each.
Gross profit
Gross profit increased $31 million, or 5.0%, to $641 million for the three months ended June 30, 2017, compared to $611 million for the three months ended June 30, 2016. As a percentage of Net sales, Gross profit decreased 60 basis points to 16.1% for the three months ended June 30, 2017, down from 16.7% for the three months ended June 30, 2016. The decline was driven by an 80 basis points reduction due to product margin as a result of increased hardware sales and an ongoing competitive marketplace. This was partially offset by a favorable impact of 20 basis points principally from vendor partner funding and net service contract revenue.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $19 million, or 5.5%, to $364 million for the three months ended June 30, 2017, compared to $345 million for the three months ended June 30, 2016. As a percentage of total Net sales, Selling and administrative expenses decreased by 30 basis points to 9.1% in the second quarter of 2017, down from 9.4% in the second quarter of 2016. Sales payroll costs increased $5 million, or 3.1%, between periods consistent with Gross Profit growth. Total coworker count was 8,787, up 75 from 8,712 at June 30, 2016. Total coworker count was 8,516 at December 31, 2016. Equity-based compensation expense and the associated taxes increased $5 million, or 52.1%, during the three months ended June 30, 2017, compared to the prior year period, primarily due to the impact of annual equity awards granted under our Long-Term Incentive Plan and due to the vesting of an equity grant made at the time of our initial public offering and the related payroll taxes.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended June 30,
	2017		2016
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(1)
Corporate	$127.1	7.8%	$117.5	7.9%	8.1%
Small Business(2)	19.3	6.0	17.7	6.1	9.6
Public	104.5	6.2	108.3	7.0	(3.7)
Other(3)	12.6	3.4	9.4	2.8	33.8
Headquarters(4)	(32.4)	—	(29.4)	—	10.6
Total income from operations	$231.1	5.8%	$223.5	6.1%	3.4%

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
Income from operations was $231 million for the three months ended June 30, 2017, an increase of $7 million, or 3.4%, compared to $224 million for the three months ended June 30, 2016. Total operating margin percentage decreased 30 basis points to 5.8% for the three months ended June 30, 2017, from 6.1% for the three months ended June 30, 2016. Operating margin percentage was impacted by increased hardware sales and an ongoing competitive marketplace, partially offset by a decrease in Selling and administrative expenses as a percentage of Net sales.
Corporate segment income from operations was $127 million for the three months ended June 30, 2017, an increase of $9 million, or 8.1%, compared to $118 million for the three months ended June 30, 2016. Corporate segment operating margin percentage decreased 10 basis points to 7.8% for the three months ended June 30, 2017, from 7.9% for the three months ended June 30, 2016. This decrease was primarily due to increased hardware sales and an ongoing competitive marketplace, which was partially offset by lower Selling and administrative expenses as a percentage of Net sales.
Small Business segment income from operations was $19 million for the three months ended June 30, 2017, an increase of $1 million, or 9.6%, compared to $18 million for the three months ended June 30, 2016. Small Business segment operating margin percentage decreased 10 basis points to 6.0% for the three months ended June 30, 2017, from 6.1% for the three months ended June 30, 2016. This decline was primarily due to increased hardware sales and an ongoing competitive marketplace, which was partially offset by lower Selling and administrative expenses as a percentage of Net sales.
Public segment income from operations was $105 million for the three months ended June 30, 2017, a decrease of $3 million, or 3.7%, compared to $108 million for the three months ended June 30, 2016. Public segment operating margin percentage decreased 80 basis points to 6.2% for the three months ended June 30, 2017, from 7.0% for the three months ended June 30, 2016. The decrease in operating margin percentage was primarily driven by increased hardware sales, an ongoing competitive marketplace and performance in Healthcare.
Other income from operations was $13 million for the three months ended June 30, 2017, an increase of $4 million, or 33.8%, compared to $9 million for the three months ended June 30, 2016. Other operating margin percentage increased 60 basis points to 3.4% for the three months ended June 30, 2017, from 2.8% for the three months ended June 30, 2016. Operating margin percentage was primarily driven by lower intangible amortization expense as a percentage of Net sales.

Income tax expense
Income tax expense was $55 million for the three months ended June 30, 2017, compared to $70 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 27.9% for the three months ended June 30, 2017 and differed from the US federal statutory rate primarily due to $19 million of excess tax benefits on equity compensation. The effective tax rate for the same period of the prior year was 37.3% and differed from the US federal statutory rate primarily due to state and local income taxes. The lower effective tax rate for the three months ended June 30, 2017 as compared to the same period of the prior year was primarily attributable to $19 million of excess tax benefits on equity compensation.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the three months ended June 30, 2017 and 2016 below.
Non-GAAP net income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and associated taxes, integration expenses, and gains and losses from the extinguishment of long-term debt. EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of Net sales. Consolidated Net sales growth on a constant currency basis is defined as consolidated Net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
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
Non-GAAP net income
Non-GAAP net income was $163 million for the three months ended June 30, 2017, an increase of $7 million, or 4.9%, compared to $156 million for the three months ended June 30, 2016.

	Three Months Ended June 30,
(in millions)	2017	2016
Net income	$141.0	$117.5
Amortization of intangibles(1)	46.3	47.1
Equity-based compensation	11.5	9.7
Integration expenses(2)	2.0	2.2
Other adjustments(3)	3.7	0.3
Aggregate adjustment for income taxes(4)	(41.3)	(21.2)
Non-GAAP net income	$163.2	$155.6

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Comprised of expenses related to CDW UK.

(3)	Primarily includes expenses related to payroll taxes on equity-based compensation during the three months ended June 30, 2017 and 2016.

(4)	Aggregate adjustment for income taxes consists of the following:

	Three Months Ended June 30,
	2017	2016
Total Non-GAAP adjustments	$63.4	$59.3
Weighted-average statutory effective rate	36.0%	36.0%
Income tax	(22.8)	(21.3)
Excess tax benefits from equity-based compensation	(18.6)	—
Non-deductible adjustments and other	0.1	0.1
Total aggregate adjustment for income taxes	$(41.3)	$(21.2)
Adjusted EBITDA
Adjusted EBITDA was $315 million for the three months ended June 30, 2017, an increase of $14 million, or 4.7%, compared to $301 million for the three months ended June 30, 2016. As a percentage of Net sales, Adjusted EBITDA was 7.9% for the three months ended June 30, 2017 and 8.2% for the three months ended June 30, 2016.

	Three Months Ended June 30,
(in millions)	2017	Percentage of Net Sales	2016	Percentage of Net Sales
Net income	$141.0		$117.5
Depreciation and amortization	65.4		63.7
Income tax expense	54.5		70.0
Interest expense, net	35.9		36.9
EBITDA	296.8	7.4%	288.1	7.9%

Adjustments:
Equity-based compensation	11.5		9.7
Income from equity investments(1)	(0.1)		(0.1)
Integration expenses(2)	2.0		2.2
Other adjustments(3)	4.5		0.7
Total adjustments	17.9		12.5
Adjusted EBITDA	$314.7	7.9%	$300.6	8.2%

(1)	Represents our share of net income/loss from our equity investments.

(2)	Comprised of expenses related to CDW UK.

(3)	Primarily includes expenses related to payroll taxes on equity-based compensation during the three months ended June 30, 2017 and 2016.
Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $330 million, or 9.0%, to $3,994 million for the three months ended June 30, 2017, compared to $3,665 million for the three months ended June 30, 2016. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $357 million, or 9.8%, to $3,994 million for the three months ended June 30, 2017, compared to $3,637 million for the three months ended June 30, 2016.

	Three Months Ended June 30,
(in millions)	2017	2016	% Change	Average Daily % Change(1)
Consolidated Net sales, as reported	$3,994.4	$3,664.6	9.0%	9.0%
Foreign currency translation(2)	—	(27.6)
Consolidated Net sales, on a constant currency basis	$3,994.4	$3,637.0	9.8%	9.8%

(1)	There were 64 selling days for both the three months ended June 30, 2017 and 2016.

(2)	Represents the effect of translating the prior year results of CDW Canada and CDW UK's results at the average exchange rates applicable in the current year.

Six Months Overview

The results of certain of our key business metrics are as follows:

	Six Months Ended June 30,
(dollars in millions)	2017	2016
Net sales	$7,319.1	$6,781.3
Gross profit	1,193.6	1,135.0
Income from operations	400.9	384.5
Net income	198.7	195.3
Non-GAAP net income	284.5	268.3
Adjusted EBITDA	563.9	533.3
Average daily sales	57.2	53.0
Net debt (1)	3,217.3	3,111.1
Cash conversion cycle (in days) (2)	16	17

(1)
Defined as total debt minus cash and cash equivalents; $3,296 million minus $79 million for the six months ended June 30, 2017 and $3,240 million minus $129 million for the six months ended June 30, 2016.

(2)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Six Months Ended June 30,
	2017		2016
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$7,319.1	100.0%	$6,781.3	100.0%
Cost of sales	6,125.5	83.7	5,646.3	83.3
Gross profit	1,193.6	16.3	1,135.0	16.7
Selling and administrative expenses	710.9	9.7	674.0	9.9
Advertising expense	81.8	1.1	76.5	1.1
Income from operations	400.9	5.5	384.5	5.7
Interest expense, net	(75.6)	(1.0)	(75.0)	(1.1)
Net loss on extinguishments of long-term debt	(57.4)	(0.8)	—	—
Other income	1.3	—	1.9	—
Income before income taxes	269.2	3.7	311.4	4.6
Income tax expense	(70.5)	(1.0)	(116.1)	(1.7)
Net income	$198.7	2.7%	$195.3	2.9%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Six Months Ended June 30,
	2017		2016
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$3,107.0	42.5%	$2,905.7	42.8%	$201.3	6.9%

Small Business	620.2	8.5	565.7	8.3	54.5	9.6

Public:
Government	930.8	12.7	796.5	11.7	134.3	16.9
Education	1,110.0	15.2	981.0	14.5	129.0	13.1
Healthcare	809.8	11.1	839.0	12.4	(29.2)	(3.5)
Total Public	2,850.6	38.9	2,616.5	38.6	234.1	8.9

Other	741.3	10.1	693.4	10.2	47.9	6.9

Total net sales	$7,319.1	100.0%	$6,781.3	100.0%	$537.8	7.9%

(1)
Effective January 1, 2017, Small Business is now an operating and reportable segment. Its results were previously presented as a sales channel within the Corporate segment. Prior periods have been reclassified to conform to the current period presentation.

(2)	There were 128 selling days for both the six months ended June 30, 2017 and 2016.
Total Net sales for the six months ended June 30, 2017 increased $538 million, or 7.9%, to $7,319 million, compared to $6,781 million for the six months ended June 30, 2016. Net sales on a constant currency basis, which excludes the impact of currency translation, for the six months ended June 30, 2017 increased $592 million, or 8.8%, to $7,319 million, compared to

$6,727 million for the six months ended June 30, 2016. See “Non-GAAP Financial Measure Reconciliations” below for additional information.
For the six months ended June 30, 2017, we saw accelerated hardware sales, including increased client device sales growth, as well as ongoing focus on optimization and efficiency, security and integration of software into solutions.
Corporate segment Net sales for the six months ended June 30, 2017 increased $201 million, or 6.9%, compared to the six months ended June 30, 2016. Growth was primarily driven by customer refresh of client devices. Additionally, we saw momentum accelerate as we moved through the year.
Small Business segment Net sales for the six months ended June 30, 2017 increased by $55 million, or 9.6%, between periods, as customer confidence remained strong throughout the period. Sales growth was primarily driven by transactional products such as notebooks and mobile devices.
Public segment Net sales for the six months ended June 30, 2017 increased $234 million, or 8.9%, compared to the six months ended June 30, 2016, with balanced growth between solutions and transactional sales. The growth was driven by double-digit growth in both Government and Education customers. Strong Net sales to our State and Local government customers was driven by a continued focus on public safety and the addition of new contracts. Net sales growth to Federal Government customers was strong as customers moved forward to spend existing budgets on planned projects, including client device refresh, as well as our ongoing successful alignment with strategic programs. Education results reflected strong growth from both Higher Education and K-12 customers. K-12 growth was led by transactional products, particularly notebooks and mobile devices, desktops and audio/video equipment, as schools continued to develop digital testing and curriculum programs. Sales to our Higher Education customers grew double-digits driven by networking hardware and software products as we continued to see the benefit from programs directed at select institutions by optimizing opportunities with available budgets. Net sales to Healthcare customers decreased 3.5% between periods reflecting customer uncertainty related to reimbursements and funding.
Net sales in Other for the six months ended June 30, 2017 increased $48 million, or 6.9%, compared to the six months ended June 30, 2016. Other is comprised of results from our Canadian and UK operations. Both operations had strong growth in local currency with CDW Canada growing high single-digits and CDW UK growing double digits. The impact of currency reduced both Canada and UK sales growth in US dollars, with the majority of the impact resulting from UK sales translation.

Gross profit
Gross profit increased $59 million, or 5.2%, to $1,194 million for the six months ended June 30, 2017, compared to $1,135 million for the six months ended June 30, 2016. As a percentage of Net sales, Gross profit decreased 40 basis points to 16.3% for the six months ended June 30, 2017, down from 16.7% for the six months ended June 30, 2016. The decline was driven by a 70 basis points reduction due to product margin as a result of increased hardware sales and an ongoing competitive marketplace. This was partially offset by a favorable impact of 30 basis points principally from vendor partner funding and net service contract revenue.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.

Selling and administrative expenses
Selling and administrative expenses increased $37 million, or 5.5%, to $711 million for the six months ended June 30, 2017, compared to $674 million for the six months ended June 30, 2016. As a percentage of total Net sales, Selling and administrative expenses decreased by 20 basis points to 9.7% in the second quarter of 2017, down from 9.9% in the second quarter of 2016. Sales payroll costs increased $12 million, or 3.7%, between periods consistent with Gross Profit growth. Equity-based compensation expense and the associated taxes increased $11 million, or 54.0%, during the six months ended June 30, 2017, compared to the prior year period, primarily due to the impact of annual equity awards granted under our Long-Term Incentive Plan and due to the vesting of an equity grant made at the time of our initial public offering and the related payroll taxes.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage changes are as follows:

	Six Months Ended June 30,
	2017		2016
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(1)
Corporate	$238.5	7.7%	$219.1	7.5%	8.9%
Small Business(2)	36.0	5.8	34.3	6.1	4.9
Public	165.1	5.8	166.7	6.4	(1.0)
Other(3)	25.2	3.4	17.5	2.5	43.7
Headquarters(4)	(63.9)	—	(53.1)	—	20.3
Total income from operations	$400.9	5.5%	$384.5	5.7%	4.3%
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
Income from operations was $401 million for the six months ended June 30, 2017, an increase of $16 million, or 4.3%, compared to $385 million for the six months ended June 30, 2016. Total operating margin percentage decreased 20 basis points to 5.5% for the six months ended June 30, 2017, from 5.7% for the six months ended June 30, 2016. Operating margin percentage decreased primarily due to increased hardware sales and an ongoing competitive marketplace, which was partially offset by a decrease in Selling and administrative expenses as a percentage of Net sales.
Corporate segment income from operations was $239 million for the six months ended June 30, 2017, an increase of $20 million, or 8.9%, compared to $219 million for the six months ended June 30, 2016. Corporate segment operating margin percentage increased 20 basis points to 7.7% for the six months ended June 30, 2017, from 7.5% for the six months ended June 30, 2016. This increase was primarily due to lower Selling and administrative expenses as a percentage of Net sales.
Small Business segment income from operations was $36 million for the six months ended June 30, 2017, an increase of $2 million, or 4.9%, compared to $34 million for the six months ended June 30, 2016. Small Business segment operating margin percentage decreased 30 basis points to 5.8% for the six months ended June 30, 2017, from 6.1% for the six months ended June 30, 2016. This decrease was primarily due to increased hardware sales and an ongoing competitive marketplace.
Public segment income from operations was $165 million for the six months ended June 30, 2017, a decrease of $2 million, or 1.0%, compared to $167 million for the six months ended June 30, 2016. Public segment operating margin percentage was 5.8% and 6.4% for the six months ended June 30, 2017 and 2016, respectively. The 60 basis point decrease in operating margin percentage was primarily driven by increased hardware sales, an ongoing competitive marketplace and performance in Healthcare.
Other income from operations was $25 million for the six months ended June 30, 2017, an increase of $7 million, or 43.7%, compared to $18 million for the six months ended June 30, 2016. Other operating margin percentage increased 90 basis points to 3.4% for the six months ended June 30, 2017, from 2.5% for the six months ended June 30, 2016. Operating margin percentage benefited from lower intangible amortization expense as a percentage of Net sales.

Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During the six months ended June 30, 2017, we incurred a $57 million net loss on extinguishment of long-term debt, which represented the write-off of unamortized deferred financing costs and unamortized discounts related to the three loans in the below table. The loss recognized on the Senior Notes due 2022 also included the redemption premium of $37 million. There was no net loss on extinguishment of long-term debt for the same period of 2016.
Net loss on extinguishments of long-term debt for the six months ended June 30, 2017 is as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Loss Recognized
February 2017	Senior Secured Term Loan Facility	$(13.7)
March 2017	Senior Notes due 2022	(42.5)
March 2017	Senior secured asset-based revolving credit facility	(1.2)
	Total Loss Recognized	$(57.4)

Income tax expense
Income tax expense was $71 million for the six months ended June 30, 2017, compared to $116 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.2% for the six months ended June 30, 2017 and differed from the US federal statutory rate primarily due to $30 million of excess tax benefits on equity compensation. The effective tax rate for the same period of the prior year was 37.3% and differed from the US federal statutory rate primarily due to state and local income taxes. The lower effective tax rate for the six months ended June 30, 2017 as compared to the same period of the prior year was primarily attributable to $30 million of excess tax benefits on equity compensation.

Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the six months ended June 30, 2017 and 2016 below. See the “Non-GAAP Financial Measure Reconciliations” section included above for the three months ended June 30, 2017 for all Non-GAAP measure definitions.

Non-GAAP net income
Non-GAAP net income was $285 million for the six months ended June 30, 2017, an increase of $17 million, or 6.0%, compared to $268 million for the six months ended June 30, 2016.

	Six Months Ended June 30,
(in millions)	2017	2016
Net income	$198.7	$195.3
Amortization of intangibles(1)	92.4	94.6
Equity-based compensation	23.6	18.1
Net loss on extinguishments of long-term debt	57.4	—
Integration expenses(2)	2.5	3.8
Other adjustments(3)	4.9	(2.8)
Aggregate adjustment for income taxes(4)	(95.0)	(40.7)
Non-GAAP net income	$284.5	$268.3

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Comprised of expenses related to CDW UK.

(3)	Primarily includes expenses related to payroll taxes on equity-based compensation during the six months ended June 30,

2017 and 2016. 2016 also includes the favorable resolution of a local sales tax matter partially offset by expenses related to the consolidation of office locations north of Chicago.

(4)	Aggregate adjustment for income taxes consists of the following:

	Six Months Ended June 30,
	2017	2016
Total Non-GAAP adjustments	$180.8	$113.7
Weighted-average statutory effective rate	36.0%	36.0%
Income tax	(65.1)	(40.9)
Excess tax benefits from equity-based compensation	(30.1)	—
Non-deductible adjustments and other	0.2	0.2
Total aggregate adjustment for income taxes	$(95.0)	$(40.7)

Adjusted EBITDA
Adjusted EBITDA was $564 million for the six months ended June 30, 2017, an increase of $31 million, or 5.7%, compared to $533 million for the six months ended June 30, 2016. As a percentage of Net sales, Adjusted EBITDA was 7.7% for the six months ended June 30, 2017 and 7.9% for the six months ended June 30, 2016.

	Six Months Ended June 30,
(in millions)	2017	Percentage of Net Sales	2016	Percentage of Net Sales
Net income	$198.7		$195.3
Depreciation and amortization	129.5		127.7
Income tax expense	70.5		116.1
Interest expense, net	75.6		75.0
EBITDA	474.3	6.5%	514.1	7.6%

Adjustments:
Equity-based compensation	23.6		18.1
Net loss on extinguishments of long-term debt	57.4		—
Income from equity investments(1)	(0.2)		(0.7)
Integration expenses(2)	2.5		3.8
Other adjustments(3)	6.3		(2.0)
Total adjustments	89.6		19.2
Adjusted EBITDA	$563.9	7.7%	$533.3	7.9%

(1)	Represents our share of net income/loss from our equity investments.

(2)	Comprised of expenses related to CDW UK.

(3)
Primarily includes expenses related to payroll taxes on equity-based compensation during the six months ended June 30, 2017 and 2016. 2016 also includes the favorable resolution of a local sales tax matter partially offset by expenses related to the consolidation of office locations north of Chicago.

Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $538 million, or 7.9%, to $7,319 million for the six months ended June 30, 2017, compared to $6,781 million for the six months ended June 30, 2016. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $592 million, or 8.8%, to $7,319 million for the six months ended June 30, 2017, compared to $6,727 million for the six months ended June 30, 2016.

	Six Months Ended June 30,
(in millions)	2017	2016	% Change	Average Daily % Change(1)
Consolidated Net sales, as reported	$7,319.1	$6,781.3	7.9%	7.9%
Foreign currency translation(2)	—	(54.4)
Consolidated Net sales, on a constant currency basis	$7,319.1	$6,726.9	8.8%	8.8%

(1)	There were 128 selling days for both the six months ended June 30, 2017 and 2016.

(2)	Represents the effect of translating the prior year results of CDW Canada and CDW UK's results at the average exchange rates applicable in the current year.

Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves private sector business customers with more than 250 employees, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers.
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of June 30, 2017, we also have $1,016 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($65 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available at least for the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Debt Refinancing Activity
For details regarding our debt and refinancing activities, refer to Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Share Repurchase Program

On August 3, 2017, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors. During the six months ended June 30, 2017, we repurchased 6 million shares of our common stock for $359 million under the share repurchase program. For more information on our share repurchase program, See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2017 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.1600	February 7, 2017	February 24, 2017	March 10, 2017
$0.1600	May 3, 2017	May 25, 2017	June 12, 2017

On August 3, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per common share. The dividend will be paid on September 11, 2017 to all stockholders of record as of the close of business on August 25, 2017.

Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Six Months Ended June 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$376.2	$313.1
Investing activities	(36.8)	(25.7)
Net change in accounts payable-inventory financing	(85.1)	71.3
Other financing activities	(441.6)	(264.0)
Financing activities	(526.7)	(192.7)
Effect of exchange rate changes on cash and cash equivalents	2.6	(2.9)
Net (decrease) increase in cash and cash equivalents	$(184.7)	$91.8
Operating Activities

	Six Months Ended June 30,
(in millions)	2017	2016	Dollar Change
Net income	$198.7	$195.3	$3.4
Adjustments for the impact of non-cash items(1)	173.4	99.2	74.2
Net income adjusted for the impact of non-cash items(2)	372.1	294.5	77.6
Changes in assets and liabilities:
Accounts receivable(3)	(156.3)	(74.9)	(81.4)
Merchandise inventory	(57.8)	(99.0)	41.2
Accounts payable-trade(4)	311.8	219.3	92.5
Other(5)	(93.6)	(26.8)	(66.8)
Net cash provided by operating activities	$376.2	$313.1	$63.1

(1)	Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense and Net loss on extinguishments of long-term debt.

(2)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth.

(3)	The change in cash flow primarily reflects the impact of increased Net sales volume compared to the same period in 2016.

(4)	The change in cash flow is driven by the mix of vendors and variances in timing of payments between the periods.

(5)	The change in Other is driven by timing differences in compensation payments between periods and an increase in the receivables from vendors due to the growth in business.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2017	2016
Days of sales outstanding (“DSO”)(1)	48	44
Days of supply in inventory (“DIO”)(2)	12	13
Days of purchases outstanding (“DPO”)(3)	(44)	(40)
Cash conversion cycle	16	17

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

The cash conversion cycle decreased to 16 days at June 30, 2017 compared to 17 days at June 30, 2016. The increase in DSO was primarily due to the impact of our higher sequential sales increase, as well as higher Net sales and related Accounts receivable for third-party services such as software as a service, software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition, DPO also increased due to the mix of payables with certain vendors that have longer payment terms.
Investing Activities
Net cash used in investing activities increased by $11 million in the six months ended June 30, 2017 compared to the same period of the prior year. Capital expenditures were $37 million and $26 million for the six months ended June 30, 2017 and 2016, respectively, and primarily related to improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased by $334 million in the six months ended June 30, 2017 compared to the same period of the prior year. The increase was primarily driven by share repurchases during the six months ended June 30, 2017, which resulted in an increase in cash used by financing activities of $136 million and by changes in accounts payable-inventory financing, which resulted in an increase in cash used for financing activities of $156 million. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The increase in cash used by accounts payable-inventory financing was primarily driven by a new vendor added to our previously existing inventory financing agreement. For more information regarding our debt and refinancing activities, see Note 6 (Long-Term Debt) and Note 5 (Financial Instruments). In addition, an increase in dividends paid also contributed to the increase in cash used in financing activities.
Long-Term Debt and Financing Arrangements
As of June 30, 2017, we had total indebtedness of $3,296 million, of which $1,549 million was secured indebtedness. At June 30, 2017, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $991 million at June 30, 2017. However, we are separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25:1.00 on a pro forma basis. The total net leverage ratio was 2.81:1.00 as of June 30, 2017. The amount of restricted payment capacity for the CDW UK Term Loan was $93 million at June 30, 2017.
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
Recent Accounting Pronouncements

The information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part I, Item 1 “Financial Statements”, of this Form 10-Q is incorporated herein by reference.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. During the six months ended June 30, 2017, the Company designated the interest rate cap agreements as cash flow hedges. Refer to Note 5 (Financial Instruments) for further information on the Company's derivative related activity during the six months ended June 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 “Financial Statements”, of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended June 30, 2017 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1) (in millions)
April 1 through April 30, 2017	1.1	$57.93	1.1	$403.0
May 1 through May 31, 2017	1.4	$58.50	1.4	$318.5
June 1 through June 30, 2017	0.6	$61.67	0.6	$282.7
Total	3.1		3.1

(1)
The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases. On August 3, 2017, the Company announced that its Board of Directors authorized a $750 million increase to the share repurchase program under which the Company may repurchase shares of its common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors.

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

CDW CORPORATION

Date:	August 3, 2017	By:	/s/ Ann E. Ziegler
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