Form 10-Q
period 2017-09-30
CDW Corp
filed 2017-11-02
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 27, 2017, there were 153,062,826 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$97.9	$263.7
Accounts receivable, net of allowance for doubtful accounts of $6.2 and $5.9, respectively	2,311.3	2,168.6
Merchandise inventory	549.0	452.0
Miscellaneous receivables	380.8	234.9
Prepaid expenses and other	153.5	118.9
Total current assets	3,492.5	3,238.1
Property and equipment, net	162.5	163.7
Goodwill	2,477.6	2,455.0
Other intangible assets, net	937.1	1,055.6
Other assets	32.1	36.0
Total assets	$7,101.8	$6,948.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$1,224.6	$1,072.9
Accounts payable-inventory financing	541.3	580.4
Current maturities of long-term debt	41.5	18.5
Deferred revenue	228.4	172.6
Accrued expenses:
Compensation	138.3	167.6
Interest	15.4	25.1
Sales taxes	30.2	38.0
Advertising	122.6	55.8
Income taxes	31.6	2.6
Other	184.8	147.2
Total current liabilities	2,558.7	2,280.7
Long-term liabilities:
Debt	3,388.4	3,215.9
Deferred income taxes	315.9	369.2
Other liabilities	32.3	37.1
Total long-term liabilities	3,736.6	3,622.2
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized, 152.9 and 160.3 shares issued and outstanding, respectively	1.5	1.6
Paid-in capital	2,903.9	2,857.3
Accumulated deficit	(1,997.2)	(1,673.8)
Accumulated other comprehensive loss	(101.7)	(139.6)
Total stockholders’ equity	806.5	1,045.5
Total liabilities and stockholders’ equity	$7,101.8	$6,948.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$4,033.9	$3,708.2	$11,353.0	$10,489.5
Cost of sales	3,391.9	3,093.9	9,517.4	8,740.2
Gross profit	642.0	614.3	1,835.6	1,749.3
Selling and administrative expenses	352.0	334.9	1,062.9	1,009.0
Advertising expense	46.3	41.9	128.1	118.3
Income from operations	243.7	237.5	644.6	622.0
Interest expense, net	(37.8)	(37.6)	(113.4)	(112.6)
Net loss on extinguishments of long-term debt	—	(2.1)	(57.4)	(2.1)
Other income	0.7	0.4	1.9	2.3
Income before income taxes	206.6	198.2	475.7	509.6
Income tax expense	(77.4)	(72.3)	(147.9)	(188.4)
Net income	$129.2	$125.9	$327.8	$321.2

Net income per common share:
Basic	$0.84	$0.78	$2.10	$1.95
Diluted	$0.83	$0.76	$2.06	$1.93

Weighted-average common shares outstanding:
Basic	153.8	162.1	156.3	164.8
Diluted	156.2	164.9	159.2	166.9

Cash dividends declared per common share	$0.1600	$0.1075	$0.4800	$0.3225

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$129.2	$125.9	$327.8	$321.2
Foreign currency translation, net(1)	13.9	(11.9)	39.3	(54.7)
Unrealized gain (loss) from hedge accounting, net(2)	0.3	—	(1.4)	—
Other comprehensive income (loss), net	14.2	(11.9)	37.9	(54.7)
Comprehensive income	$143.4	$114.0	$365.7	$266.5

(1)
Net of tax expense of $0.3 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and net of tax expense of $0.3 million and tax benefit of $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Net of tax expense of $0.2 million for the three months ended September 30, 2017, and tax benefit of $0.9 million for the nine months ended September 30, 2017.
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2016	—	$—	160.3	$1.6	$2,857.3	$(1,673.8)	$(139.6)	$1,045.5
Net income	—	—	—	—	—	327.8	—	327.8
Equity-based compensation expense	—	—	—	—	29.3	—	—	29.3
Stock option exercises	—	—	1.4	—	9.1	—	—	9.1
Coworker Stock Purchase Plan	—	—	0.1	—	7.6	—	—	7.6
Repurchases of common stock	—	—	(8.9)	(0.1)	—	(533.9)		(534.0)
Dividends	—	—	—	—	0.6	(75.3)	—	(74.7)
Incentive compensation plan shares withheld for taxes	—	—	—	—	—	(42.0)	—	(42.0)
Foreign currency translation	—	—	—	—	—	—	39.3	39.3
Unrealized loss from hedge accounting	—	—	—	—	—	—	(1.4)	(1.4)
Balance as of September 30, 2017	—	$—	152.9	$1.5	$2,903.9	$(1,997.2)	$(101.7)	$806.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$327.8	$321.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195.2	190.7
Equity-based compensation expense	33.6	28.1
Deferred income taxes	(55.2)	(74.8)
Allowance for doubtful accounts	0.3	—
Amortization of deferred financing costs, debt premium and debt discount, net	4.0	4.4
Net loss on extinguishments of long-term debt	57.4	2.1
Gain on interest rate cap agreements	(0.5)	—
Other	0.1	0.5
Changes in assets and liabilities:
Accounts receivable	(120.4)	(17.9)
Merchandise inventory	(90.5)	(64.6)
Other assets	(179.3)	(101.2)
Accounts payable-trade	140.2	141.5
Other current liabilities	130.9	97.4
Long-term liabilities	(4.5)	(28.1)
Net cash provided by operating activities	439.1	499.3
Cash flows used in investing activities:
Capital expenditures	(58.6)	(41.4)
Premium payments on interest rate cap agreements	—	(2.1)
Net cash used in investing activities	(58.6)	(43.5)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facilities	1,279.1	332.1
Repayments of borrowings under revolving credit facilities	(1,087.5)	(332.1)
Repayments of long-term debt	(11.2)	(17.0)
Proceeds from issuance of long-term debt	2,083.0	1,483.0
Payments to extinguish long-term debt	(2,121.3)	(1,490.4)
Net change in other long-term obligation	(3.8)	15.7
Payments of debt financing costs	(9.6)	(5.9)
Net change in accounts payable-inventory financing	(41.4)	39.2
Effective portion of interest rate cap agreements	0.2	—
Proceeds from stock option exercises	9.1	6.0
Proceeds from Coworker Stock Purchase Plan	7.6	6.9
Repurchases of common stock	(534.0)	(355.0)
Payment of incentive compensation plan withholding taxes	(42.0)	—
Dividends	(74.7)	(53.1)
Principal payments under capital lease obligations	(1.1)	(0.3)
Net cash used in financing activities	(547.6)	(370.9)
Effect of exchange rate changes on cash and cash equivalents	1.3	(4.2)
Net (decrease) increase in cash and cash equivalents	(165.8)	80.7
Cash and cash equivalents—beginning of period	263.7	37.6
Cash and cash equivalents—end of period	$97.9	$118.3
Supplementary disclosure of cash flow information:
Cash paid for Interest, net	$(118.6)	$(117.4)
Cash paid for Income taxes, net	$(169.6)	$(234.5)
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2016 included in the Company's Current Report on Form 8-K dated August 25, 2017 (the “December 31, 2016 Consolidated Financial Statements”). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2016 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2016 Consolidated Financial Statements include a discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. There have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2017.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Derivative Instruments

The Company has entered into interest rate cap agreements for the purpose of hedging its exposure to fluctuations in interest rates. The interest rate cap agreements are designated as cash flow hedges of interest rate risk and recorded at fair value in Other assets on the Consolidated Balance Sheets. The gain or loss on the derivative instruments is reported as a component of Accumulated Other Comprehensive Loss (“AOCL”) until reclassified to Interest expense in the same period the hedge transaction affects earnings.

2.	Recent Accounting Pronouncements
Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815), intending to improve the transparency of information included in the financial statements by aligning cash flow and fair value hedge accounting with its risk management activities. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness for cash flow hedges and net investment hedges, and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also simplifies certain documentation and assessment requirements, and will incorporate new disclosure requirements and amendments to existing disclosures. This ASU is effective for the Company beginning the first quarter of 2019 and allows for early adoption. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
Accounting for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The amendments in this update eliminate step two of the current two-step process, which requires a hypothetical purchase price allocation when an impairment is determined to have occurred. This ASU 2017-04 is effective for the Company beginning in the first quarter of 2020 and allows for early adoption. The Company elected to early adopt this standard during the third quarter of 2017. The Company will continue to perform the quantitative goodwill impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. Under the new standard, if the Company is required to recognize an impairment charge, the amount of the charge will be measured as the excess of a reporting unit's carrying amount over its fair value, not to exceed the carrying amount of goodwill. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), providing guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. Among the updates, this standard requires cash payments for debt extinguishment costs to be classified as cash outflows from financing activities, which is consistent with the Company's current practice. This ASU is effective for the Company beginning in the first quarter of 2018 and allows for early adoption. The Company elected to early adopt this standard during the third quarter of 2017. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU is effective for the Company beginning in the first quarter of 2019 and allows for early adoption. Although the Company is currently evaluating the provisions of the ASU to determine how it will be affected, the primary impact to the Company of the new ASU will be to record assets and liabilities for current operating leases, which are principally related to the Company’s real estate portfolio.
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
The Company has established a cross-functional implementation team to analyze the effect of the ASU. The Company utilized a bottom-up approach to analyze the impact of the standard on its contract portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. In addition, the Company identified, and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team reports its findings and progress of the project to management and the Audit Committee on a frequent basis.
The Company will adopt the guidance on January 1, 2018, and will utilize the full retrospective method.
The Company has finalized its accounting policies under the new standard and it has determined:

•
The accounting for bill and hold transactions will result in revenue for certain of those arrangements being recognized earlier than under current GAAP. This change will not materially impact Net sales or Net income;

•
In certain security software transactions when accompanying third-party delivered software assurance is deemed to be critical or essential to the core functionality of the software license, the Company has determined that the software license and the accompanying third-party delivered software assurance are a single performance obligation. The value of the product is primarily the accompanying support delivered by a third-party and therefore the Company is acting as an agent in these transactions and will recognize them on a net basis. The Company currently recognizes revenue from the software license on a gross basis (i.e., acting as a principal) and accompanying third-party delivered software assurance on a net basis. While this change will not impact reported Gross profit, the Company estimates the impact of this on the 2016 full-year results would have been to reduce both Net sales and Cost of sales by $250 - $350 million; and

•	The accounting for revenue related to hardware, software (excluding the above) and professional services will remain substantially unchanged.

3.	Goodwill
The Company performs an evaluation of goodwill, utilizing either a quantitative or qualitative impairment test, on an annual basis, or more frequently if circumstances or events require an evaluation. In connection with the segment change described in Note 13 (Segment Information), the Company performed a quantitative analysis of the legacy Corporate reporting unit's fair value prior to the allocation of goodwill to the Small Business reporting unit. Based on the results of the quantitative analysis performed as of January 1, 2017, the Company determined that the fair values of the Corporate and Small Business reporting units exceeded their carrying values and no impairment existed. Using this valuation, the Company allocated the carrying value of goodwill between Small Business and Corporate based on the relative fair values determined by the quantitative test. The Public, CDW UK and CDW Canada operating segments were not impacted by the segment change and therefore no impairment analysis was required.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in millions)	September 30, 2017	December 31, 2016
Revolving Loan inventory financing agreement(1)	$503.8	$558.3
Other inventory financing agreements(2)	37.5	22.1
Accounts payable-inventory financing	$541.3	$580.4

(1)
The Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”) includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

(2)
As of September 30, 2017 and December 31, 2016, amounts less than $3 million each, were collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable.

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

The interest rate cap agreements entitle the Company to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period. The interest rate cap agreements are in effect from January 17, 2017 through December 31, 2018 with a combined notional amount of $1,400 million. As of September 30, 2017 and December 31, 2016, the interest rate cap agreements had a fair value of $3 million and $5 million, respectively, and are classified within Other Assets on the Consolidated Balance Sheets.

During the first quarter of 2017, the Company designated the interest rate cap agreements as cash flow hedges. The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCL and is subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The Company's interest rate cap agreements were deemed effective during the nine months ended September 30, 2017, and the Company expects they will continue to be effective for the next twelve months. The Company recorded an insignificant gain for the effective portion of the interest rate cap agreements in AOCL for the three months ended September 30, 2017. The Company recorded a $1 million loss, net of a tax benefit of less than $1 million, for the effective portion of the interest rate cap agreements in AOCL for the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, the Company reclassified an insignificant amount from AOCL into Interest expense. The Company expects to reclassify $4 million from AOCL into Interest expense during the next twelve months.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the election of hedge accounting treatment, the Company recognized less than $1 million of Interest income in the Company's Consolidated Statement of Operations for both the three and nine months ended September 30, 2017 and less than $1 million of Interest expense for both the three and nine months ended September 30, 2016 related to the changes in the fair value of the interest rate cap agreements.

For additional details, see Note 6 (Long-Term Debt).

6.	Long-Term Debt
Long-term debt as of September 30, 2017 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility(1)	2.9%	$176.0	$—	$176.0
CDW UK revolving credit facility(1)	1.7%	16.1	—	16.1
Senior secured term loan facility	3.3%	1,471.8	(2.2)	1,469.6
CDW UK term loan	1.7%	75.0	(1.3)	73.7
Senior notes due 2023	5.0%	525.0	(4.7)	520.3
Senior notes due 2024	5.5%	575.0	(5.4)	569.6
Senior notes due 2025	5.0%	600.0	(7.6)	592.4
Other long-term obligations		12.2	—	12.2
Total debt		3,451.1	(21.2)	3,429.9
Less current maturities		(41.5)	—	(41.5)
Long-term debt, excluding current maturities		$3,409.6	$(21.2)	$3,388.4

(1)Represents a weighted-average interest rate.

Long-term debt as of December 31, 2016 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility	3.3%	1,483.0	(14.9)	1,468.1
CDW UK Term Loan	1.8%	69.1	(1.6)	67.5
Senior notes due 2022	6.0%	600.0	(5.6)	594.4
Senior notes due 2023	5.0%	525.0	(5.3)	519.7
Senior notes due 2024	5.5%	575.0	(6.0)	569.0
Other long-term obligations		15.7	—	15.7
Total debt		3,267.8	(33.4)	3,234.4
Less current maturities		(18.5)	—	(18.5)
Long-term debt, excluding current maturities		$3,249.3	$(33.4)	$3,215.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

As of September 30, 2017, the Company had $176 million of outstanding borrowings, less than $1 million of undrawn letters of credit, $480 million reserved for the floorplan sub-facility and a borrowing base of $1,872 million, which is based on the amount of eligible inventory and accounts receivable balances as of August 31, 2017. Borrowings under the Revolving Loan are limited by the borrowing base. As of September 30, 2017, the Company could have borrowed up to an additional $794 million under the Revolving Loan. Borrowings are also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lower of (i) $125 million and (ii) the greater of (a) 10.0% of the borrowing base, and (b) $100 million, the lenders are not required to lend additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio, as defined, is at least 1.00 to 1.00.

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

On March 31, 2017, the Company amended, extended, and increased its Revolving Loan to a five-year, $1,450 million senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing. The Revolving Loan matures on March 31, 2022. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on June 6, 2019. The Revolving Loan (i) increases the overall revolving credit facility capacity available to the Company from $1,250 million to $1,450 million, (ii) maintains the maximum aggregate amount of increases that may be made to the revolving credit facility of  $300 million, (iii) maintains the fees on the unused portion of the revolving credit facility at 25 basis points, (iv) makes permanent the 25 basis point reduction in the applicable interest rate margin that was previously conditioned on meeting certain credit ratings levels, and (v) maintains the existing inventory floorplan sub-facility. In connection with the amendment of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1 million in the Consolidated Statement of Operations for the nine months ended September 30, 2017, representing a write-off of a portion of unamortized deferred financing costs. Fees of $4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis. These deferred financing costs are recorded in the Other assets line on the Consolidated Balance Sheets.
Senior Secured Term Loan Facility (“Term Loan”)
On September 30, 2017, the outstanding principal amount of the Term Loan was $1,472 million, excluding $2 million of deferred financing costs. On February 28, 2017, the Company amended the Term Loan to reprice the facility, reducing interest rate margins by 25 basis points. Borrowings under the Term Loan bear interest at either (a) the ABR plus a margin or (b) LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, which is 1.00% for ABR borrowings and 2.00% for LIBOR borrowings as of September 30, 2017.
The Term Loan was issued at par. The Term Loan replaced the prior senior secured term loan facility (the “Prior Term Loan Facility”) that had an outstanding aggregate principal amount of $1,483 million. The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Prior Term Loan Facility, with the remaining principal amount payable on the maturity date of August 17, 2023, which was retained from the Prior Term Loan Facility. In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $14 million in the Consolidated Statement of Operations for the nine months ended September 30, 2017. This loss represented the write-off of a portion of the unamortized deferred financing costs of $5 million and unamortized discount related to the Prior Term Loan Facility of $9 million. In connection with the issuance of the Term Loan, the Company incurred and recorded $2 million in deferred financing fees, which is recorded as a reduction to the debt and presented in the above table as of September 30, 2017.
CDW UK Term Loan
On August 1, 2016, the Company entered into a new five-year £56 million ($75 million at September 30, 2017) aggregate principal amount term loan facility (“CDW UK Term Loan”), which replaced the prior senior secured term loan facility (the “Prior CDW UK Term Loan Facility”) that had an outstanding principal amount of £56 million. Fees of $1 million were capitalized as deferred financing costs and are being amortized over the loan on a straight-line basis.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commencing during the quarter ending September 30, 2018, the Company is required to make annual principal installments of £5 million ($7 million at September 30, 2017), with the remaining principal amount payable on the maturity date of August 1, 2021. Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of September 30, 2017, an interest rate of 1.69% was in effect, which represents LIBOR plus a 1.40% margin.
In connection with this refinancing, the Prior CDW UK Term Loan Facility was amended to include both the CDW UK Term Loan and a £50 million ($67 million at September 30, 2017) revolving credit facility (the “CDW UK Revolving Credit Facility”). As of September 30, 2017, the Company has borrowed £12 million ($16 million at September 30, 2017) from the CDW UK Revolving Credit Facility.
6.0% Senior Notes due 2022 (“2022 Senior Notes”)
On March 2, 2017, the proceeds from the issuance of the 2025 Senior Notes, discussed below, along with cash on hand and proceeds from Revolving Loan borrowings, were deposited with the trustee to redeem all of the remaining $600 million aggregate principal amount of the 2022 Senior Notes at a redemption price of 106.182% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was April 2, 2017. On the same date, the indenture governing the 2022 Senior Notes was satisfied and discharged. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $43 million in the Consolidated Statement of Operations for the nine months ended September 30, 2017. This loss represents $37 million in redemption premium and $6 million for the write-off of the remaining deferred financing costs related to the 2022 Senior Notes.
5.0% Senior Notes due 2023 (“2023 Senior Notes”)

At September 30, 2017, the outstanding principal amount of the 2023 Senior Notes was $525 million. The 2023 Notes will mature on September 1, 2023 and bear interest rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.

5.5% Senior Notes due 2024 (“2024 Senior Notes”)

At September 30, 2017, the outstanding principal amount of the 2024 Senior Notes was $575 million. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.5% per annum, payable semi-annually on June 1 and December 1 of each year.
5.0% Senior Notes due 2025 (“2025 Senior Notes”)

On March 2, 2017, the Company completed the issuance of $600 million aggregate principal amount of 2025 Senior Notes at par. In connection with the issuance of the 2025 Senior Notes, the Company incurred and recorded $8 million in deferred financing fees, which is recorded as a reduction to the debt and presented in the above table as of September 30, 2017.

At September 30, 2017, the outstanding principal amount of the 2025 Senior Notes was $600 million. The 2025 Senior Notes will mature on September 1, 2025 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
Debt Covenants

CDW LLC is the borrower under the Term Loan and Revolving Loan. CDW LLC and CDW Finance Corporation are the co-issuers of the 2023, 2024 and 2025 Senior Notes (“Senior Notes”). The obligations under the Term Loan, the Revolving Loan and the Senior Notes are guaranteed by Parent and each of CDW LLC's direct and indirect, wholly owned, US subsidiaries (the “Guarantors”).

As of September 30, 2017, the Company remained in compliance with the covenants under its various credit agreements. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates. As of September 30, 2017, the amount of CDW’s restricted payment capacity under the Term Loan was $1,056 million. However, the Company is separately

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25:1.00 on a pro forma basis. The total net leverage ratio was 2.88:1.00 as of September 30, 2017.

The CDW UK Term Loan Agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of September 30, 2017, the amount of restricted payment capacity under the CDW UK Term Loan was £56 million ($75 million at September 30, 2017).
Fair Value

The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes, Term Loan, Revolving Loan and CDW UK Term Loan are classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan and CDW UK Term Loan approximated fair value. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

(in millions)	September 30, 2017	December 31, 2016
Fair value	$3,583.8	$3,334.8
Carrying value	3,451.1	3,267.8

7.	Income Taxes
Income tax expense was $77 million for the three months ended September 30, 2017, compared to $72 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 37.5% for the three months ended September 30, 2017 and differed from the US federal statutory rate primarily due to state income taxes, a $1 million deferred tax expense as a result of a change in state tax rates enacted during the quarter, a $1 million tax benefit related to equity-based compensation and a state tax refund. The effective tax rate for the same period of the prior year was 36.5% and differed from the US federal statutory rate primarily due to state and local income taxes and a $1 million tax benefit as a result of equity-based compensation.

Income tax expense was $148 million for the nine months ended September 30, 2017, compared to $188 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 31.1% for the nine months ended September 30, 2017 and differed from the US federal statutory rate primarily due to $31 million of excess tax benefits related to equity-based compensation. The effective tax rate for the same period of the prior year was 37.0% and differed from the US federal statutory rate primarily due to state and local income taxes and $1 million tax benefit as a result of equity-based compensation.

8.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Basic weighted-average shares outstanding	153.8	162.1	156.3	164.8
Effect of dilutive securities(1)	2.4	2.8	2.9	2.1
Diluted weighted-average shares outstanding(2)	156.2	164.9	159.2	166.9

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2017 and 2016 as their inclusion would have had an anti-dilutive effect.

9.	Stockholders' Equity
On August 3, 2017, the Company announced that its Board of Directors authorized a $750 million increase to the share repurchase program under which the Company may repurchase shares of its common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors.

10.	Equity-Based Compensation
On December 31, 2016, 748,855 Performance Share Units (“PSUs”) under the 2013 Long-Term Incentive Plan vested, representing a vesting rate for the 2014-2016 performance period of 193.5% of target. The PSUs had a weighted-average grant-date fair value of $24.40 per unit. In connection with the PSUs that vested, the Company distributed shares of common stock to each participant during the nine months ended September 30, 2017 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $18 million to federal, state and foreign taxing authorities for the vesting of these PSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2017.
On June 26, 2017, an aggregate of 997,450 Restricted Stock Units (“RSUs”) under the 2013 Long-Term Incentive Plan vested. The RSUs had a weighted-average grant-date fair value of $17.04 per unit. In connection with the RSUs that vested, the Company distributed shares of common stock to each participant during the nine months ended September 30, 2017 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $24 million to federal, state and foreign taxing authorities for the vesting of these RSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2017.

11.	Other Compensation Benefits

On September 15, 2017, the Company settled its Restricted Debt Unit Plan (the “RDU Plan”), which was an unfunded nonqualified deferred compensation plan established on March 10, 2010. The total payment made on September 15, 2017 was $31 million, which settled the obligation in full. Compensation expense related to the RDU Plan was less than $1 million for the three months ended September 30, 2017 and 2016, and $2 million and $1 million for the nine months ended September 30, 2017 and 2016, respectively.

12.	Commitments and Contingencies
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
As of September 30, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
On October 29, 2015, the Company learned of an investigation by the SEC of the Company’s vendor partner program incentives. On May 19, 2017, the SEC Staff informed the Company that the SEC has concluded its investigation and does

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not intend to recommend an enforcement action. The investigation did not have any impact on the Company’s financial condition or results of operations other than customary costs related to the Company’s cooperation with the investigation.

13.	Segment Information
Effective January 1, 2017, the Company established Small Business as its own operating and reportable segment to align the Company's financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions.
Small Business results were previously presented within the Corporate segment as a sales channel. Segment information reported below in prior periods have been recast to conform to the current period presentation. The Company now has three reportable segments: Corporate, which is comprised primarily of private sector business customers with more than 250 employees in the US, Small Business, primarily servicing private sector business customers with up to 250 employees, and Public, which is comprised of government agencies and education and healthcare institutions in the U.S. The Company has two other operating segments: CDW Canada and CDW UK, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).
Information about the Company’s segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2017:
Net sales	$1,598.5	$311.5	$1,732.9	$391.0	$—	$4,033.9
Income (loss) from operations	121.0	17.7	122.3	14.5	(31.8)	243.7
Depreciation and amortization expense	(20.8)	(5.2)	(11.2)	(8.0)	(20.5)	(65.7)

Three Months Ended September 30, 2016:
Net sales	$1,466.4	$282.5	$1,640.6	$318.7	$—	$3,708.2
Income (loss) from operations	120.0	18.0	120.0	10.0	(30.5)	237.5
Depreciation and amortization expense	(20.7)	(5.1)	(11.2)	(7.6)	(18.5)	(63.1)

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Nine Months Ended September 30, 2017:
Net sales	$4,705.5	$931.7	$4,583.5	$1,132.3	$—	$11,353.0
Income (loss) from operations	359.5	53.7	287.4	39.8	(95.8)	$644.6
Depreciation and amortization expense	(62.5)	(15.4)	(33.6)	(22.7)	(61.0)	$(195.2)

Nine Months Ended September 30, 2016:
Net sales	$4,372.1	$848.2	$4,257.1	$1,012.1	$—	$10,489.5
Income (loss) from operations	339.1	52.3	287.0	27.4	(83.8)	$622.0
Depreciation and amortization expense	(62.1)	(15.5)	(33.5)	(24.6)	(55.0)	$(190.7)

14.	Supplemental Guarantor Information
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(together the “Non-Guarantor Subsidiaries”), do not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth condensed Consolidating Balance Sheets as of September 30, 2017 and December 31, 2016, Consolidating Statements of Operations for the three and nine months ended September 30, 2017 and 2016, condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 and condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

September 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$79.3	$—	$30.3	$—	$(11.7)	$97.9
Accounts receivable, net	—	—	2,013.0	298.3	—	—	2,311.3
Merchandise inventory	—	—	456.2	92.8	—	—	549.0
Miscellaneous receivables	—	122.8	232.5	25.5	—	—	380.8
Prepaid expenses and other	—	16.5	88.9	48.1	—	—	153.5
Total current assets	—	218.6	2,790.6	495.0	—	(11.7)	3,492.5
Property and equipment, net	—	97.9	45.2	19.4	—	—	162.5
Goodwill	—	751.8	1,439.0	286.8	—	—	2,477.6
Other intangible assets, net	—	280.6	459.3	197.2	—	—	937.1
Other assets	2.8	34.9	234.1	4.4	—	(244.1)	32.1
Investment in and advances to subsidiaries	845.8	3,155.5	—	—	—	(4,001.3)	—
Total assets	$848.6	$4,539.3	$4,968.2	$1,002.8	$—	$(4,257.1)	$7,101.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—trade	$—	$22.7	$1,065.8	$147.8	$—	$(11.7)	$1,224.6
Accounts payable—inventory financing	—	—	506.6	34.7	—	—	541.3
Current maturities of long-term debt	—	14.9	3.8	22.8	—	—	41.5
Deferred revenue	—	—	136.4	92.0	—	—	228.4
Accrued expenses	—	227.4	224.1	71.0	—	0.4	522.9
Total current liabilities	—	265.0	1,936.7	368.3	—	(11.3)	2,558.7
Long-term liabilities:
Debt	—	3,313.2	8.3	66.9	—	—	3,388.4
Deferred income taxes	—	91.8	160.5	66.4	—	(2.8)	315.9
Other liabilities	42.1	23.5	4.5	203.9	—	(241.7)	32.3
Total long-term liabilities	42.1	3,428.5	173.3	337.2	—	(244.5)	3,736.6
Total stockholders’ equity	806.5	845.8	2,858.2	297.3	—	(4,001.3)	806.5
Total liabilities and stockholders’ equity	$848.6	$4,539.3	$4,968.2	$1,002.8	$—	$(4,257.1)	$7,101.8

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended September 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,642.9	$391.0	$—	$—	$4,033.9
Cost of sales	—	—	3,066.2	325.7	—	—	3,391.9
Gross profit	—	—	576.7	65.3	—	—	642.0
Selling and administrative expenses	—	31.8	271.9	48.3	—	—	352.0
Advertising expense	—	—	43.8	2.5	—	—	46.3
Income (loss) from operations	—	(31.8)	261.0	14.5	—	—	243.7
Interest (expense) income, net	—	(37.3)	1.0	(1.5)	—	—	(37.8)
Other income (expense)	—	(0.2)	0.3	0.6	—	—	0.7
Income (loss) before income taxes	—	(69.3)	262.3	13.6	—	—	206.6
Income tax benefit (expense)	—	26.2	(100.2)	(3.4)	—	—	(77.4)
Income (loss) before equity in earnings of subsidiaries	—	(43.1)	162.1	10.2	—	—	129.2
Equity in earnings of subsidiaries	129.2	172.3	—	—	—	(301.5)	—
Net income	$129.2	$129.2	$162.1	$10.2	$—	$(301.5)	$129.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,389.6	$318.6	$—	$—	$3,708.2
Cost of sales	—	—	2,828.7	265.2	—	—	3,093.9
Gross profit	—	—	560.9	53.4	—	—	614.3
Selling and administrative expenses	—	30.0	262.1	42.8	—	—	334.9
Advertising expense	—	—	40.9	1.0	—	—	41.9
Income (loss) from operations	—	(30.0)	257.9	9.6	—	—	237.5
Interest (expense) income, net	—	(37.6)	1.8	(1.8)	—	—	(37.6)
Net loss on extinguishments of long-term debt	—	(2.1)	—	—	—	—	(2.1)
Other income	—	0.7	0.3	(0.6)	—	—	0.4
Income (loss) before income taxes	—	(69.0)	260.0	7.2	—	—	198.2
Income tax benefit (expense)	—	27.6	(99.4)	(0.5)	—	—	(72.3)
Income (loss) before equity in earnings of subsidiaries	—	(41.4)	160.6	6.7	—	—	125.9
Equity in earnings of subsidiaries	125.9	167.3	—	—	—	(293.2)	—
Net income	$125.9	$125.9	$160.6	$6.7	$—	$(293.2)	$125.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Nine Months Ended September 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$10,220.7	$1,132.3	$—	$—	$11,353.0
Cost of sales	—	—	8,571.2	946.2	—	—	9,517.4
Gross profit	—	—	1,649.5	186.1	—	—	1,835.6
Selling and administrative expenses	—	95.8	826.3	140.8	—	—	1,062.9
Advertising expense	—	—	122.6	5.5	—	—	128.1
Income (loss) from operations	—	(95.8)	700.6	39.8	—	—	644.6
Interest (expense) income, net	—	(111.8)	3.1	(4.7)	—	—	(113.4)
Net loss on extinguishments of long-term debt	—	(57.4)	—	—	—	—	(57.4)
Other income	—	—	0.4	1.5	—	—	1.9
Income (loss) before income taxes	—	(265.0)	704.1	36.6	—	—	475.7
Income tax benefit (expense)	—	112.8	(251.2)	(9.5)	—	—	(147.9)
Income (loss) before equity in earnings of subsidiaries	—	(152.2)	452.9	27.1	—	—	327.8
Equity in earnings of subsidiaries	327.8	480.0	—	—	—	(807.8)	—
Net income	$327.8	$327.8	$452.9	$27.1	$—	$(807.8)	$327.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Nine Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$9,477.4	$1,012.1	$—	$—	$10,489.5
Cost of sales	—	—	7,891.6	848.6	—	—	8,740.2
Gross profit	—	—	1,585.8	163.5	—	—	1,749.3
Selling and administrative expenses	—	83.1	793.2	132.7	—	—	1,009.0
Advertising expense	—	—	114.5	3.8	—	—	118.3
Income (loss) from operations	—	(83.1)	678.1	27.0	—	—	622.0
Interest (expense) income, net	—	(112.4)	5.6	(5.8)	—	—	(112.6)
Net loss on extinguishments of long-term debt	—	(2.1)	—	—	—	—	(2.1)
Other income	—	0.7	1.0	0.6	—	—	2.3
Income (loss) before income taxes	—	(196.9)	684.7	21.8	—	—	509.6
Income tax benefit (expense)	—	76.2	(259.9)	(4.7)	—	—	(188.4)
Income (loss) before equity in earnings of subsidiaries	—	(120.7)	424.8	17.1	—	—	321.2
Equity in earnings of subsidiaries	321.2	441.9	—	—	—	(763.1)	—
Net income	$321.2	$321.2	$424.8	$17.1	$—	$(763.1)	$321.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$143.4	$143.4	$162.1	$24.1	$—	$(329.6)	$143.4

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$114.0	$114.0	$160.6	$(5.2)	$—	$(269.4)	$114.0

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$365.7	$365.7	$452.9	$66.4	$—	$(885.0)	$365.7

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$266.5	$266.5	$424.8	$(37.6)	$—	$(653.7)	$266.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017
(in millions)	Parent Guarantor		Subsidiary Issuer		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Co-Issuer		Consolidating Adjustments		Consolidated
Net cash provided by (used in) operating activities	$42.4		$(17.7)		$422.4		$14.0		$—		$(22.0)		$439.1
Cash flows used in investing activities:
Capital expenditures	—		(40.0)		(4.8)		(13.8)		—		—		(58.6)
Net cash used in investing activities	—		(40.0)		(4.8)		(13.8)		—		—		(58.6)
Cash flows from (used in) financing activities:
Proceeds from borrowings under revolving credit facility	—		1,233.3		—		45.8		—		—		1,279.1
Repayments of borrowings under revolving credit facility	—		(1,057.0)		—		(30.5)		—		—		(1,087.5)
Repayments of long-term debt	—		(11.2)		—		—		—		—		(11.2)
Proceeds from the issuance of long-term debt	—		2,083.0		—		—		—		—		2,083.0
Payments to extinguish long-term debt	—		(2,121.3)		—		—		—		—		(2,121.3)
Net change in other long-term obligation	—		—		(3.8)		—		—		—		(3.8)
Payments of debt financing costs	—		(9.6)		—		—		—		—		(9.6)
Net change in accounts payable-inventory financing	—		(1.2)		(52.9)		12.7		—		—		(41.4)
Effective portion of interest rate cap agreements	—	—	0.2	—	—	—	—	—	—	—	—	—	0.2
Proceeds from stock option exercises	—		9.1		—		—		—		—		9.1
Proceeds from Coworker Stock Purchase Plan	—		7.6		—		—		—		—		7.6
Repurchases of common stock	(534.0)		—		—		—		—		—		(534.0)
Payment of incentive compensation plan withholding taxes	—		(16.0)		(24.0)		(2.0)		—		—		(42.0)
Dividends	(74.7)		—		—		—		—		—		(74.7)
Principal payments under capital lease obligations	—		—		(0.3)		(0.8)		—		—		(1.1)
Repayment of intercompany loan	—		—		34.3		(34.3)		—		—		—
Distributions and advances from (to) affiliates	566.3		(202.6)		(374.0)		—		—		10.3		—
Net cash used in financing activities	(42.4)	—	(85.7)	—	(420.7)	—	(9.1)	—	—	—	10.3	—	(547.6)
Effect of exchange rate changes on cash and cash equivalents	—		—		—		1.3		—		—		1.3
Net decrease in cash and cash equivalents	—		(143.4)		(3.1)		(7.6)		—		(11.7)		(165.8)
Cash and cash equivalents—beginning of period	—		222.7		3.1		37.9		—		—		263.7
Cash and cash equivalents—end of period	$—		$79.3		$—		$30.3		$—		$(11.7)		$97.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(91.9)	$495.7	$62.8	$—	$32.7	$499.3
Cash flows used in investing activities:
Capital expenditures	—	(35.4)	(3.2)	(2.8)	—	—	(41.4)
Premium payments on interest rate cap agreements	—	(2.1)	—	—	—	—	(2.1)
Net cash used in investing activities	—	(37.5)	(3.2)	(2.8)	—	—	(43.5)
Cash flows from (used in) financing activities:
Proceeds from borrowings under revolving credit facility	—	329.7	—	2.4	—	—	332.1
Repayments of borrowings under revolving credit facility	—	(329.7)	—	(2.4)	—	—	(332.1)
Repayments of long-term debt	—	(11.4)	—	(5.6)	—	—	(17.0)
Proceeds from issuance of long-term debt	—	1,483.0	—	—	—	—	1,483.0
Payments to extinguish long-term debt	—	(1,490.4)	—	—	—	—	(1,490.4)
Net change in other long-term obligation	—	—	15.7	—	—	—	15.7
Payment of debt financing costs	—	(4.5)	—	(1.4)	—	—	(5.9)
Net change in accounts payable - inventory financing	—	1.4	41.0	(3.2)	—	—	39.2
Proceeds from stock option exercises	—	6.0	—	—	—	—	6.0
Proceeds from Coworker Stock Purchase Plan	—	6.9	—	—	—	—	6.9
Repurchases of common stock	(355.0)	—	—	—	—	—	(355.0)
Dividends	(53.1)	—	—	—	—	—	(53.1)
Principal payments under capital lease obligations	—	—	0.8	(1.1)	—	—	(0.3)
Repayment of intercompany loan	—	—	40.4	(40.4)	—	—	—
Distributions and advances from (to) affiliates	408.1	195.6	(590.4)	—	—	(13.3)	—
Net cash provided by (used in) financing activities	—	186.6	(492.5)	(51.7)	—	(13.3)	(370.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.2)	—	—	(4.2)
Net increase in cash and cash equivalents	—	57.2	—	4.1	—	19.4	80.7
Cash and cash equivalents—beginning of period	—	45.1	—	31.9	—	(39.4)	37.6
Cash and cash equivalents—end of period	$—	$102.3	$—	$36.0	$—	$(20.0)	$118.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent Events

On November 1, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.21 per common share to be paid on December 11, 2017 to all stockholders of record as of the close of business on November 24, 2017. Future dividends will be subject to Board of Directors approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company’s Current Report on Form 8-K dated August 25, 2017. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
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
We have three reportable segments, Corporate, Small Business and Public. Our Corporate segment primarily serves private sector business customers with more than 250 employees. Our Small Business segment primarily serves private sector business customers with up to 250 employees. Our Public segment is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: CDW Canada and CDW UK, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). Effective January 1, 2017, we established Small Business as a separate operating and reportable segment to align our financial reporting with the manner in which the Chief Operating Decision Maker assesses performance and makes resource allocation decisions. By separating Small Business from our Corporate segment, we will drive increased focus and accountability for both segments. To achieve our vision to be small business customers' “first choice for technology,” we are aligning coworkers and digital resources that point directly at this growing market. The Small Business results were previously presented within the Corporate segment as a sales channel and the channel was primarily serving private sector business customers with up to 100 employees.
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

•
General economic conditions are a key factor affecting our ability to generate sales and achieve our targeted operating results as they impact our customers’ willingness to spend on information technology. This is particularly the case for business customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their perceptions of business conditions. Purchasing behavior may be different between our Corporate customers and Small Business customers due to their perceptions of business conditions.

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

•
The Healthcare industry continues to experience uncertainty given recent proposed legislative action and concerns related to funding, which is impacting healthcare spending as customers seek more clarity.

•
Our Education sales channel performance continues to benefit from the creation of new learning environments for students. It has also been affected by the implementation of networking projects related to the US Federal Communications Commission E-Rate program. Within the higher education market, networking projects continue to be a key priority across campuses. While technology is an opportunity to create cost savings and improve productivity, funding is a key determinant of technology spending in education.

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
In this Form 10-Q, we discuss Non-GAAP net income, EBITDA and Adjusted EBITDA, and consolidated Net sales growth on a constant currency basis, which are non-GAAP financial measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) which is used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Long-Term Debt and Financing Arrangements within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements. For the definitions of Non-GAAP net income, Adjusted EBITDA, and consolidated Net sales growth on a constant currency basis and reconciliations to Net income, see “Results of Operations”.

The results of certain of our key business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions)	2017	2016
Net sales	$4,033.9	$3,708.2
Gross profit	642.0	614.3
Income from operations	243.7	237.5
Net income	129.2	125.9
Non-GAAP net income	168.2	160.3
Adjusted EBITDA	324.3	310.4
Average daily sales (1)	64.0	57.9
Net debt (2)	3,332.0	3,123.1
Cash conversion cycle (in days) (3)	19	18

(1)	There were 63 and 64 selling days for the three months ended September 30, 2017 and 2016, respectively.

(2)	Defined as total debt minus cash and cash equivalents; $3,430 million minus $98 million as of September 30, 2017 and $3,241 million minus $118 million as of September 30, 2016.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended September 30,
	2017		2016
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,033.9	100.0%	$3,708.2	100.0%
Cost of sales	3,391.9	84.1	3,093.9	83.4
Gross profit	642.0	15.9	614.3	16.6
Selling and administrative expenses	352.0	8.7	334.9	9.0
Advertising expense	46.3	1.1	41.9	1.1
Income from operations	243.7	6.0	237.5	6.4
Interest expense, net	(37.8)	(0.9)	(37.6)	(1.0)
Net loss on extinguishments of long-term debt	—	—	(2.1)	(0.1)
Other income	0.7	—	0.4	—
Income before income taxes	206.6	5.1	198.2	5.3
Income tax expense	(77.4)	(1.9)	(72.3)	(1.9)
Net income	$129.2	3.2%	$125.9	3.4%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended September 30,
	2017		2016
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$1,598.5	39.6%	$1,466.4	39.6%	$132.1	9.0%

Small Business	311.5	7.7	282.5	7.6	29.0	10.3

Public:
Government	606.7	15.0	537.5	14.5	69.2	12.9
Education	700.7	17.4	671.4	18.1	29.3	4.4
Healthcare	425.5	10.6	431.7	11.6	(6.2)	(1.4)
Total Public	1,732.9	43.0	1,640.6	44.2	92.3	5.6

Other	391.0	9.7	318.7	8.6	72.3	22.6

Total net sales	$4,033.9	100.0%	$3,708.2	100.0%	$325.7	8.8%

(1)
Effective January 1, 2017, Small Business is now an operating and reportable segment. Its results were previously presented as a sales channel within the Corporate segment. Prior periods have been recast to conform to the current period presentation.

(2)	There were 63 and 64 selling days for the three months ended September 30, 2017 and 2016, respectively.
Total Net sales for the three months ended September 30, 2017 increased $326 million, or 8.8%, to $4,034 million, compared to $3,708 million for the three months ended September 30, 2016. Net sales on a constant currency basis, which excludes the impact of currency translation, for the three months ended September 30, 2017 increased $321 million, or 8.7%, to $4,034 million, compared to $3,713 million for the three months ended September 30, 2016. There was one fewer selling day in the third quarter of 2017 compared to the third quarter of 2016 and net sales on an average daily sales basis increased 10.5%. See “Non-GAAP Financial Measure Reconciliations” below for additional information.
For the three months ended September 30, 2017, sales growth was driven by all of our customer-facing end markets except healthcare. Market trends during the quarter remained similar to those experienced in the first half of 2017, with accelerated hardware sales and ongoing focus on optimization and efficiency, security and integration of software into solutions. These trends drove significant growth in both transactions and solutions, driven by growth in client devices, netcomm equipment, enterprise storage and video.
Corporate segment Net sales for the three months ended September 30, 2017 increased $132 million, or 9.0%, compared to the three months ended September 30, 2016. Momentum experienced in the first half of 2017 continued to build during the current quarter with more projects moving from the back-burner to the front. Corporate saw increases in transactional items, such as notebooks and mobile devices, and solutions, such as netcomm equipment and enterprise storage.
Small Business segment Net sales for the three months ended September 30, 2017 increased by $29 million, or 10.3%, between periods, as customer confidence remained strong. Sales growth was primarily in transactional products, led by notebooks and mobile devices.
Public segment Net sales for the three months ended September 30, 2017 increased $92 million, or 5.6%, compared to the three months ended September 30, 2016, with strong growth in transactional sales. The growth was fueled by a 12.9% increase in Government customers. Strong Net sales to our State and Local government customers was driven by a continued focus on public safety and new contracts. Net sales to Federal government customers continued to reflect focus on spending existing budgets on planned projects and ongoing successful alignment with strategic programs. Federal sales also benefited from the partial shipment of a 2016 client device order delayed into 2017. Education results reflected growth from both Higher Education and K-12 customers. Sales to our Higher Education customers grew double-digits, driven by client devices and collaboration as institutions continue to enhance their technology offerings to meet the needs of students. K-12 growth was led by solutions based products, particularly software and networking, as well as success helping schools implement collaborative learning environments. Net sales to Healthcare customers decreased 1.4% between periods, primarily due to one fewer selling day during the quarter. Additionally, many customers put purchase decisions on hold awaiting more definitive legislative direction on funding and reimbursements.
Net sales in Other for the three months ended September 30, 2017 increased $72 million, or 22.6%, compared to the three months ended September 30, 2016. Other is comprised of results from our Canadian and UK operations. Both operations had strong growth, each up over 20% compared to the prior year. The impact of currency translation increased Other sales growth by approximately 160 basis points.
Gross profit
Gross profit increased $28 million, or 4.5%, to $642 million for the three months ended September 30, 2017, compared to $614 million for the three months ended September 30, 2016. As a percentage of Net sales, Gross profit decreased 70 basis points to 15.9% for the three months ended September 30, 2017, down from 16.6% for the three months ended September 30, 2016. Although there was an increase in Gross profit due to higher sales volumes, we experienced a decline in our gross profit margin. This decline was primarily driven by a 60 basis point decline in product margin due to increased hardware sales, particularly in client devices, which generally have lower profit margins, and an ongoing competitive marketplace.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $17 million, or 5.1%, to $352 million for the three months ended September 30, 2017, compared to $335 million for the three months ended September 30, 2016. As a percentage of total Net sales, Selling and administrative expenses decreased by 30 basis points to 8.7% in the third quarter of 2017, down from 9.0% in the third quarter of 2016. Sales payroll costs increased $8 million, or 5.1%, between periods due to higher sales volumes and was consistent with Gross profit growth. Total coworker count was 8,722 at September 30, 2017, up 157 from 8,565 at September 30, 2016. Total coworker count was 8,516 at December 31, 2016. During the three months ended September 30, 2017, a retroactive Illinois state law change was enacted which required the reinstatement of prior year unclaimed property balances, resulting in an additional $4 million of expenses.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended September 30,
	2017		2016
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(1)
Corporate	$121.0	7.6%	$120.0	8.2%	0.9%
Small Business(2)	17.7	5.7	18.0	6.4	(1.4)
Public	122.3	7.1	120.0	7.3	1.9
Other(3)	14.5	3.7	10.0	3.1	45.9
Headquarters(4)	(31.8)	nm*	(30.5)	nm*	4.4
Total income from operations	$243.7	6.0%	$237.5	6.4%	2.6%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Effective January 1, 2017, Small Business is its own operating and reportable segment. The prior period has been recast to conform to the current period presentation.

(3)	Includes the financial results for our other operating segments, CDW Canada and CDW UK, which do not meet the reportable segment quantitative thresholds.

(4)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $244 million for the three months ended September 30, 2017, an increase of $6 million, or 2.6%, compared to $238 million for the three months ended September 30, 2016. Income from operations increased primarily due to higher gross profit dollars, partially offset by higher Selling and administrative expenses. Total operating margin percentage decreased 40 basis points to 6.0% for the three months ended September 30, 2017, from 6.4% for the three months ended September 30, 2016. Operating margin percentage was impacted by a decline in product margin due to increased hardware sales, particularly in client devices, which generally have lower profit margins, an ongoing competitive marketplace and the impact of the reinstatement of prior year unclaimed property balances, partially offset by a decrease in sales payroll costs as a percentage of Net sales.
Corporate segment income from operations was $121 million for the three months ended September 30, 2017, an increase of $1 million, or 0.9%, compared to $120 million for the three months ended September 30, 2016. Corporate segment operating margin percentage decreased 60 basis points to 7.6% for the three months ended September 30, 2017, from 8.2% for the three months ended September 30, 2016. This decrease was primarily due to a decline in product margin due to increased hardware sales, particularly in client devices, which generally have lower profit margins, an ongoing competitive marketplace and the impact of the reinstatement of prior year unclaimed property balances, partially offset by a decrease in sales payroll costs as a percentage of Net sales.
Small Business segment income from operations was $18 million for both the three months ended September 30, 2017 and 2016, a decrease of 1.4%. Small Business segment operating margin percentage decreased 70 basis points to 5.7% for the three months ended September 30, 2017, from 6.4% for the three months ended September 30, 2016. This decrease was primarily due to a decline in product margin due to increased hardware sales, particularly in client devices, which generally have lower profit margins, and an ongoing competitive marketplace, partially offset by a decrease in sales payroll costs as a percentage of Net sales.
Public segment income from operations was $122 million for the three months ended September 30, 2017, an increase of $2 million, or 1.9%, compared to $120 million for the three months ended September 30, 2016. Public segment operating margin percentage decreased 20 basis points to 7.1% for the three months ended September 30, 2017, from 7.3% for the three months ended September 30, 2016. The decrease in operating margin percentage was primarily driven by increased hardware sales, an ongoing competitive marketplace and the impact of the reinstatement of prior year unclaimed property balances, partially offset by a decrease in sales payroll costs as a percentage of Net sales.
Other income from operations was $15 million for the three months ended September 30, 2017, an increase of $5 million, or 45.9%, compared to $10 million for the three months ended September 30, 2016. Other operating margin percentage increased 60 basis points to 3.7% for the three months ended September 30, 2017, from 3.1% for the three months ended September 30, 2016. Operating margin improvement was primarily driven by lower intangible amortization expense as a percentage of Net sales.
Net loss on extinguishments of long-term debt
During the three months ended September 30, 2017, there were no extinguishments of long-term debt compared to the same period in 2016 when we incurred a net loss on extinguishment of long-term debt of $2 million.
Income tax expense
Income tax expense was $77 million for the three months ended September 30, 2017, compared to $72 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 37.5% for the three months ended September 30, 2017 compared to 36.5% for the same period of the prior year. The higher effective tax rate for the three months ended September 30, 2017 as compared to the same period of the prior year was primarily attributable to differences in discrete items recorded in the respective periods. For the three months ended September 30, 2017, we recognized a $1 million deferred tax expense as a result of a change in state tax rates, which was largely offset by the tax benefit of $1 million related to equity-based compensation and a state tax refund, while we recognized $1 million of tax benefits for the same period of the prior year as a result of tax benefits related to equity-based compensation.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA and consolidated Net sales growth on a constant currency basis for the three months ended September 30, 2017 and 2016 below.
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
Non-GAAP net income, EBITDA, Adjusted EBITDA and consolidated Net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) that is used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.

Non-GAAP net income
Non-GAAP net income was $168 million for the three months ended September 30, 2017, an increase of $8 million, or 4.9%, compared to $160 million for the three months ended September 30, 2016.

	Three Months Ended September 30,
(in millions)	2017	2016
Net income	$129.2	$125.9
Amortization of intangibles(1)	46.5	46.5
Equity-based compensation	10.0	10.0
Net loss on extinguishments of long-term debt	—	2.1
Integration expenses(2)	—	2.4
Reinstatement of prior year unclaimed property balances(3)	4.1	—
Other adjustments(4)	(0.2)	(3.3)
Aggregate adjustment for income taxes(5)	(21.4)	(23.3)
Non-GAAP net income	$168.2	$160.3

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Comprised of expenses related to CDW UK.

(3)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted in the third quarter of 2017.

(4)
The three months ended September 30, 2016 primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago.

(5)	Aggregate adjustment for income taxes consists of the following:

	Three Months Ended September 30,
	2017	2016
Total Non-GAAP adjustments	$60.4	$57.7
Weighted-average statutory effective rate	36.0%	36.0%
Income tax	(21.7)	(20.8)
Excess tax benefits from equity-based compensation	(0.6)	(1.2)
Non-deductible adjustments and other	0.9	(1.3)
Total aggregate adjustment for income taxes	$(21.4)	$(23.3)

Adjusted EBITDA
Adjusted EBITDA was $324 million for the three months ended September 30, 2017, an increase of $14 million, or 4.5%, compared to $310 million for the three months ended September 30, 2016. As a percentage of Net sales, Adjusted EBITDA was 8.0% for the three months ended September 30, 2017 and 8.4% for the three months ended September 30, 2016.

	Three Months Ended September 30,
(in millions)	2017	Percentage of Net Sales	2016	Percentage of Net Sales
Net income	$129.2	3.2%	$125.9	3.4%
Depreciation and amortization	65.7		63.1
Income tax expense	77.4		72.3
Interest expense, net	37.8		37.6
EBITDA	310.1	7.7%	298.9	8.1%

Adjustments:
Equity-based compensation	10.0		10.0
Net loss on extinguishments of long-term debt	—		2.1
Income from equity investment(1)	(0.2)		(0.2)
Integration expenses(2)	—		2.4
Reinstatement of prior year unclaimed property balances(3)	4.1		—
Other adjustments(4)	0.3		(2.8)
Total adjustments	14.2		11.5
Adjusted EBITDA	$324.3	8.0%	$310.4	8.4%

(1)	Represents our share of net income from our equity investment.

(2)	Comprised of expenses related to CDW UK.

(3)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted in the third quarter of 2017.

(4)
The three months ended September 30, 2016 primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago.

Consolidated net sales growth on a constant currency basis
Consolidated Net sales increased $326 million, or 8.8%, to $4,034 million for the three months ended September 30, 2017, compared to $3,708 million for the three months ended September 30, 2016. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $321 million, or 8.7%, to $4,034 million for the three months ended September 30, 2017, compared to $3,713 million for the three months ended September 30, 2016.

	Three Months Ended September 30,
(in millions)	2017	2016	% Change	Average Daily % Change(1)
Consolidated Net sales, as reported	$4,033.9	$3,708.2	8.8%	10.5%
Foreign currency translation(2)	—	4.3
Consolidated Net sales, on a constant currency basis	$4,033.9	$3,712.5	8.7%	10.4%

(1)	There were 63 and 64 selling days for the three months ended September 30, 2017 and 2016, respectively.

(2)	Represents the effect of translating the prior year results of CDW Canada and CDW UK's results at the average exchange rates applicable in the current year.

Nine Months Overview

The results of certain of our key business metrics are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2017	2016
Net sales	$11,353.0	$10,489.5
Gross profit	1,835.6	1,749.3
Income from operations	644.6	622.0
Net income	327.8	321.2
Non-GAAP net income	452.7	428.6
Adjusted EBITDA	888.2	843.6
Average daily sales (1)	59.4	54.6
Net debt (2)	3,332.0	3,123.1
Cash conversion cycle (in days) (3)	19	18

(1)	There were 191 and 192 selling days for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Defined as total debt minus cash and cash equivalents; $3,430 million minus $98 million as of September 30, 2017 and $3,241 million minus $118 million as of September 30, 2016.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Nine Months Ended September 30,
	2017		2016
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$11,353.0	100.0%	$10,489.5	100.0%
Cost of sales	9,517.4	83.8	8,740.2	83.3
Gross profit	1,835.6	16.2	1,749.3	16.7
Selling and administrative expenses	1,062.9	9.4	1,009.0	9.6
Advertising expense	128.1	1.1	118.3	1.1
Income from operations	644.6	5.7	622.0	5.9
Interest expense, net	(113.4)	(1.0)	(112.6)	(1.1)
Net loss on extinguishments of long-term debt	(57.4)	(0.5)	(2.1)	—
Other income	1.9	—	2.3	—
Income before income taxes	475.7	4.2	509.6	4.9
Income tax expense	(147.9)	(1.3)	(188.4)	(1.8)
Net income	$327.8	2.9%	$321.2	3.1%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Nine Months Ended September 30,
	2017		2016
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales(1)	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$4,705.5	41.4%	$4,372.1	41.7%	$333.4	7.6%

Small Business	931.7	8.2	848.2	8.1	83.5	9.9

Public:
Government	1,537.4	13.5	1,334.1	12.7	203.3	15.3
Education	1,810.7	15.9	1,652.4	15.8	158.3	9.6
Healthcare	1,235.4	10.9	1,270.6	12.1	(35.2)	(2.8)
Total Public	4,583.5	40.4	4,257.1	40.6	326.4	7.7

Other	1,132.3	10.0	1,012.1	9.6	120.2	11.9

Total net sales	$11,353.0	100.0%	$10,489.5	100.0%	$863.5	8.2%

(1)
Effective January 1, 2017, Small Business is now an operating and reportable segment. Its results were previously presented as a sales channel within the Corporate segment. Prior periods have been recast to conform to the current period presentation.

(2)	There were 191 and 192 selling days for the nine months ended September 30, 2017 and 2016, respectively.
Total Net sales for the nine months ended September 30, 2017 increased $864 million, or 8.2%, to $11,353 million, compared to $10,489 million for the nine months ended September 30, 2016. Net sales on a constant currency basis, which excludes the impact of currency translation, for the nine months ended September 30, 2017 increased $913 million, or 8.7%, to $11,353 million, compared to $10,440 million for the nine months ended September 30, 2016. There was one fewer selling day in the first nine months of 2017 compared to the first nine months of 2016 and net sales on an average daily sales basis increased 8.8%. See “Non-GAAP Financial Measure Reconciliations” below for additional information.
For the nine months ended September 30, 2017, we saw accelerated hardware sales, including increased client device sales growth, as well as ongoing focus on optimization and efficiency, security and integration of software into solutions.
Corporate segment Net sales for the nine months ended September 30, 2017 increased $333 million, or 7.6%, compared to the nine months ended September 30, 2016. Growth was primarily driven by customer refresh of client devices. Additionally, we saw building momentum in solution sales as we moved through the year.
Small Business segment Net sales for the nine months ended September 30, 2017 increased by $84 million, or 9.9%, between periods. Sales growth was primarily driven by transactional products such as notebooks and mobile devices.
Public segment Net sales for the nine months ended September 30, 2017 increased $326 million, or 7.7%, compared to the nine months ended September 30, 2016. The growth was driven by double-digit growth in Government customers. Net sales to Federal government customers reflected a focus on spending existing budgets on planned projects and ongoing successful alignment with strategic programs, as well as the impact of client device shipments from a 2016 order that was delayed into 2017. Strong Net sales to our State and Local government customers was driven by a continued focus on public safety and the addition of new contracts. Education results reflected growth from both Higher Education and K-12 customers. Sales to our Higher Education customers had strong growth driven by networking and software as we continued to see the benefit from programs directed at select institutions by optimizing opportunities with available budgets. K-12 growth was led by transactional products in the first half of the year, with solutions products accelerating in the third quarter as schools continued to develop digital curriculum programs and implement collaborative learning environments. Net sales to Healthcare customers decreased 2.8% between periods reflecting customer uncertainty related to reimbursements and funding.

Net sales in Other for the nine months ended September 30, 2017 increased $120 million, or 11.9%, compared to the nine months ended September 30, 2016. Other is comprised of results from our Canadian and UK operations. Both operations had strong double-digit growth in local currency. The impact of currency decreased Other sales growth by approximately 600 basis points, due to the impact resulting from the British pound to US dollar translation, partially offset by favorable translation of the Canadian to US dollar.
Gross profit
Gross profit increased $86 million, or 4.9%, to $1,836 million for the nine months ended September 30, 2017, compared to $1,749 million for the nine months ended September 30, 2016. As a percentage of Net sales, Gross profit decreased 50 basis points to 16.2% for the nine months ended September 30, 2017, down from 16.7% for the nine months ended September 30, 2016. Although there was an increase in Gross profit due to higher sales volumes, we experienced a decline in our Gross profit margin. This decline was primarily driven by a decrease in product margin due to increased hardware sales, particularly in client devices, which generally have lower profit margins, and an ongoing competitive marketplace.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $54 million, or 5.3%, to $1,063 million for the nine months ended September 30, 2017, compared to $1,009 million for the nine months ended September 30, 2016. As a percentage of total Net sales, Selling and administrative expenses decreased by 20 basis points to 9.4% in the third quarter of 2017, down from 9.6% in the third quarter of 2016. Sales payroll costs increased $20 million, or 4.1%, between periods due to higher sales volume and consistent with Gross profit growth. Equity-based compensation expense and the associated taxes increased $9 million, or 33%, during the nine months ended September 30, 2017, compared to the prior year period, primarily due to the impact of annual equity awards granted under our Long-Term Incentive Plan and due to the vesting of an equity grant made at the time of our initial public offering and the related payroll taxes. During the nine months ended September 30, 2017, a retroactive Illinois state law change was enacted which required the reinstatement of unclaimed property balances, resulting in an additional $4 million of expenses.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage changes are as follows:

	Nine Months Ended September 30,
	2017		2016
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(1)
Corporate	$359.5	7.6%	$339.1	7.8%	6.0%
Small Business(2)	53.7	5.8	52.3	6.2	2.7
Public	287.4	6.3	287.0	6.7	0.2
Other(3)	39.8	3.5	27.4	2.7	44.8
Headquarters(4)	(95.8)	nm*	(83.8)	nm*	14.3
Total income from operations	$644.6	5.7%	$622.0	5.9%	3.6%
* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Effective January 1, 2017, Small Business is its own operating and reportable segment. The prior period has been recast to conform to the current period presentation.

(3)	Includes the financial results for our other operating segments, CDW Canada and CDW UK, which do not meet the reportable segment quantitative thresholds.

(4)	Includes certain Headquarters’ function costs that are not allocated to the segments.
Income from operations was $645 million for the nine months ended September 30, 2017, an increase of $23 million, or 3.6%, compared to $622 million for the nine months ended September 30, 2016. Although Income from operations increased, primarily due to an increase in sales volume, total operating margin percentage decreased 20 basis points to 5.7% for the nine months ended September 30, 2017, from 5.9% for the nine months ended September 30, 2016. Operating margin percentage decreased primarily due to increased hardware sales, an ongoing competitive marketplace and the impact of the reinstatement of prior year unclaimed property balances, partially offset by a decrease in sales payroll costs as a percentage of Net sales.
Corporate segment Income from operations was $360 million for the nine months ended September 30, 2017, an increase of $21 million, or 6.0%, compared to $339 million for the nine months ended September 30, 2016. Although Income from operations increased, primarily due to an increase in sales volume, Corporate segment operating margin percentage decreased 20 basis points to 7.6% for the nine months ended September 30, 2017, from 7.8% for the nine months ended September 30, 2016. This decrease was primarily due to increased hardware sales and an ongoing competitive marketplace and the impact of the reinstatement of prior year unclaimed property balances, partially offset by a decrease in sales payroll costs as a percentage of Net sales.
Small Business segment Income from operations was $54 million for the nine months ended September 30, 2017, an increase of $2 million, or 2.7%, compared to $52 million for the nine months ended September 30, 2016. Income from operations increased due to an increase in sales volume. Small Business segment operating margin percentage decreased 40 basis points to 5.8% for the nine months ended September 30, 2017, from 6.2% for the nine months ended September 30, 2016. This decrease was primarily due to increased hardware sales and an ongoing competitive marketplace, partially offset by a decrease in sales payroll costs as a percentage of Net sales.
Public segment Income from operations was $287 million for the nine months ended September 30, 2017 and 2016, an increase of 0.2%. Public segment operating margin percentage was 6.3% and 6.7% for the nine months ended September 30, 2017 and 2016, respectively. The 40 basis point decrease in operating margin percentage was primarily driven by increased hardware sales and an ongoing competitive marketplace, which was partially offset by a decrease in sales payroll costs as a percentage of Net sales.
Other Income from operations was $40 million for the nine months ended September 30, 2017, an increase of $13 million, or 44.8%, compared to $27 million for the nine months ended September 30, 2016. Other Income from operations increased due to higher sales volumes and higher Gross profit. Other operating margin percentage increased 80 basis points to 3.5% for the nine months ended September 30, 2017, from 2.7% for the nine months ended September 30, 2016. This increase was primarily due to higher Gross profit, amplified by lower intangible amortization expense as a percentage of Net sales.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During the nine months ended September 30, 2017, we incurred a $57 million net loss on extinguishment of long-term debt, compared to the $2 million recorded in the same period of 2016, which represented the write-off of unamortized deferred financing costs and unamortized discounts related to the three loans in the below table. The loss recognized on the Senior Notes due 2022 also included the redemption premium of $37 million.
Net loss on extinguishments of long-term debt for the nine months ended September 30, 2017 and 2016 are as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Loss Recognized
February 2017	Senior Secured Term Loan Facility	$(13.7)
March 2017	Senior Notes due 2022	(42.5)
March 2017	Senior secured asset-based revolving credit facility	(1.2)
	Total Loss Recognized	$(57.4)

August 2016	Senior Secured Term Loan Facility	$(2.1)
	Total Loss Recognized	$(2.1)
Income tax expense
Income tax expense was $148 million for the nine months ended September 30, 2017, compared to $188 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 31.1% for the nine months ended September 30, 2017 compared to 37.0% for the same period of the prior year. The lower effective tax rate for the nine months ended September 30, 2017 as compared to the same period of the prior year was primarily attributable to $31 million of excess tax benefits related to equity-based compensation recognized in 2017, which exceeded the $1 million of tax benefits related to equity-based compensation recognized in 2016.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP net income, EBITDA, Adjusted EBITDA and consolidated Net sales growth on a constant currency basis for the nine months ended September 30, 2017 and 2016 below. See the “Non-GAAP Financial Measure Reconciliations” section included above for the three months ended September 30, 2017 and 2016 for all Non-GAAP measure definitions.
Non-GAAP net income
Non-GAAP net income was $453 million for the nine months ended September 30, 2017, an increase of $24 million, or 5.6%, compared to $429 million for the nine months ended September 30, 2016.

	Nine Months Ended September 30,
(in millions)	2017	2016
Net income	$327.8	$321.2
Amortization of intangibles(1)	138.9	141.0
Equity-based compensation	33.6	28.1
Net loss on extinguishments of long-term debt	57.4	2.1
Integration expenses(2)	2.5	6.2
Reinstatement of prior year unclaimed property balances(3)	4.1	—
Other adjustments(4)	4.8	(6.0)
Aggregate adjustment for income taxes(5)	(116.4)	(64.0)
Non-GAAP net income	$452.7	$428.6

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Comprised of expenses related to CDW UK.

(3)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted in the third quarter of 2017.

(4)
Primarily includes expenses related to payroll taxes on equity-based compensation during the nine months ended September 30, 2017. The nine months ended September 30, 2016 primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago.

(5)	Aggregate adjustment for income taxes consists of the following:

	Nine Months Ended September 30,
	2017	2016
Total Non-GAAP adjustments	$241.3	$171.4
Weighted-average statutory effective rate	36.0%	36.0%
Income tax	(86.9)	(61.7)
Excess tax benefits from equity-based compensation	(30.7)	(1.2)
Non-deductible adjustments and other	1.2	(1.1)
Total aggregate adjustment for income taxes	$(116.4)	$(64.0)

Adjusted EBITDA
Adjusted EBITDA was $888 million for the nine months ended September 30, 2017, an increase of $44 million, or 5.3%, compared to $844 million for the nine months ended September 30, 2016. As a percentage of Net sales, Adjusted EBITDA was 7.8% for the nine months ended September 30, 2017 and 8.0% for the nine months ended September 30, 2016.

	Nine Months Ended September 30,
(in millions)	2017	Percentage of Net Sales	2016	Percentage of Net Sales
Net income	$327.8	2.9%	$321.2	3.1%
Depreciation and amortization	195.2		190.7
Income tax expense	147.9		188.4
Interest expense, net	113.4		112.6
EBITDA	784.3	6.9%	812.9	7.8%

Adjustments:
Equity-based compensation	33.6		28.1
Net loss on extinguishments of long-term debt	57.4		2.1
Income from equity investments(1)	(0.4)		(0.9)
Integration expenses(2)	2.5		6.2
Reinstatement of prior year unclaimed property balances(3)	4.1		—
Other adjustments(4)	6.7		(4.8)
Total adjustments	103.9		30.7
Adjusted EBITDA	$888.2	7.8%	$843.6	8.0%

(1)	Represents our share of net income from our equity investments.

(2)	Comprised of expenses related to CDW UK.

(3)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted in the third quarter of 2017.

(4)
Primarily includes expenses related to payroll taxes on equity-based compensation during the nine months ended September 30, 2017. The nine months ended September 30, 2016 primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago.

Consolidated net sales growth on a constant currency basis
Consolidated Net sales increased $864 million, or 8.2%, to $11,353 million for the nine months ended September 30, 2017, compared to $10,489 million for the nine months ended September 30, 2016. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $913 million, or 8.7%, to $11,353 million for the nine months ended September 30, 2017, compared to $10,440 million for the nine months ended September 30, 2016.

	Nine Months Ended September 30,
(in millions)	2017	2016	% Change	Average Daily % Change(1)
Consolidated Net sales, as reported	$11,353.0	$10,489.5	8.2%	8.8%
Foreign currency translation(2)	—	(49.6)
Consolidated Net sales, on a constant currency basis	$11,353.0	$10,439.9	8.7%	9.3%

(1)	There were 191 and 192 selling days for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Represents the effect of translating the prior year results of CDW Canada and CDW UK's results at the average exchange rates applicable in the current year.

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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of September 30, 2017, we also have $794 million of available borrowings under our senior secured asset-based revolving credit facility and an additional £38 million ($51 million at September 30, 2017) of available borrowings under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available at least for the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Debt Refinancing Activity
For details regarding our debt and refinancing activities, refer to Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Share Repurchase Program

On August 3, 2017, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors. During the nine months ended September 30, 2017, we repurchased 8.9 million shares of our common stock for $534 million under the share repurchase program. For more information on our share repurchase program, See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2017 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.1600	February 7, 2017	February 24, 2017	March 10, 2017
$0.1600	May 3, 2017	May 25, 2017	June 12, 2017
$0.1600	August 3, 2017	August 25, 2017	September 11, 2017

On November 1, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend will be paid on December 11, 2017 to all stockholders of record as of the close of business on November 24, 2017.
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$439.1	$499.3
Investing activities	(58.6)	(43.5)
Net change in accounts payable-inventory financing	(41.4)	39.2
Other financing activities	(506.2)	(410.1)
Financing activities	(547.6)	(370.9)
Effect of exchange rate changes on cash and cash equivalents	1.3	(4.2)
Net (decrease) increase in cash and cash equivalents	$(165.8)	$80.7
Operating Activities

	Nine Months Ended September 30,
(in millions)	2017	2016	Dollar Change
Net income	$327.8	$321.2	$6.6
Adjustments for the impact of non-cash items(1)	234.9	151.0	83.9
Net income adjusted for the impact of non-cash items(2)	562.7	472.2	90.5
Changes in assets and liabilities:
Accounts receivable(3)	(120.4)	(17.9)	(102.5)
Merchandise inventory(4)	(90.5)	(64.6)	(25.9)
Accounts payable-trade	140.2	141.5	(1.3)
Other(5)	(52.9)	(31.9)	(21.0)
Net cash provided by operating activities	$439.1	$499.3	$(60.2)

(1)	Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense and Net loss on extinguishments of long-term debt.

(2)
The change is primarily due to the adjustment to Net income for the non-cash item related to the Net loss on extinguishments of long-term debt, coupled with stronger operating results driven by Net sales and Gross profit growth and lower Income tax expense as a result of excess tax benefits related to equity compensation recognized.

(3)	The change in Accounts receivable primarily reflects the impact of increased Net sales volume to our government customers compared to the same period in 2016.

(4)
The change in Merchandise inventory was primarily due to the higher inventory balance as of September 30, 2017 as a result of the timing of inventory shipments to customers, strategic stocking positions and higher bill-and-hold orders.

(5)
The change in Other is driven by an increase in the receivables from vendors due to the growth in business and the settlement of our Restricted Debt Unit Plan liability, partially offset by an increase in marketing accruals and an increase in deferred revenue due to higher bill-and-hold inventory orders.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2017	2016
Days of sales outstanding (“DSO”)(1)	53	49
Days of supply in inventory (“DIO”)(2)	13	13
Days of purchases outstanding (“DPO”)(3)	(47)	(44)
Cash conversion cycle	19	18

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

The cash conversion cycle increased to 19 days at September 30, 2017 compared to 18 days at September 30, 2016. The increase in DSO was primarily due to the impact of our higher sequential sales increase, change in customer mix with longer payment cycles, as well as higher Net sales and related Accounts receivable for third-party services such as software as a service, software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. These services have a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition, DPO also increased due to the mix of payables with certain vendors that have longer payment terms.
Investing Activities
Net cash used in investing activities increased by $15 million in the nine months ended September 30, 2017 compared to the same period of the prior year. Capital expenditures were $59 million and $41 million for the nine months ended September 30, 2017 and 2016, respectively, and primarily related to improvements to our information technology systems during both periods.
Financing Activities
Net cash used in financing activities increased by $177 million in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily driven by share repurchases during the nine months ended September 30, 2017, which resulted in an increase in cash used by financing activities of $179 million and by changes in accounts payable-inventory financing, which resulted in an increase in cash used for financing activities of $81 million. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The increase in cash used by Accounts payable-inventory financing was primarily driven by the termination of one of our inventory financing agreements in the fourth quarter of 2016, with amounts owed subsequently reported as Accounts payable - trade on the Consolidated Balance Sheet, which reduced cash flows reported as financing activities during the nine months ended September 30, 2017. In addition, an increase in dividends paid of $22 million, coupled with an increase in incentive compensation plan tax withholdings paid of $42 million, contributed to the increase in cash used in financing activities. These increases in cash used in financing activities were partially offset by debt transactions, which resulted in a net increase in cash inflows of $163 million. For more information regarding our debt and refinancing activities, see Note 6 (Long-Term Debt).

Long-Term Debt and Financing Arrangements
As of September 30, 2017, we had total indebtedness of $3,430 million, of which $1,739 million was secured indebtedness. At September 30, 2017, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $1,056 million at September 30, 2017. However, we are separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25:1.00 on a pro forma basis. The total net leverage ratio was 2.88:1.00 as of September 30, 2017. The amount of restricted payment capacity for the CDW UK Term Loan was $75 million at September 30, 2017.
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
Contractual Obligations
Except as disclosed under Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, there have been no material changes to our contractual obligations from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2016 included in our Current Report on Form 8-K dated August 25, 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
The information set forth in Note 12 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2016 included in our Current Report on Form 8-K dated August 25, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report in Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, the Company designated the interest rate cap agreements as cash flow hedges. Refer to Note 5 (Financial Instruments) for further information on the Company's derivative-related activity during the nine months ended September 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 12 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 “Financial Statements”, of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended September 30, 2017 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1) (in millions)
July 1 through July 31, 2017	1.0	$63.25	1.0	$223.3
August 1 through August 31, 2017	0.9	$62.19	0.9	$914.8
September 1 through September 30, 2017	0.9	$60.93	0.9	$858.2
Total	2.8		2.8

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1*§	Amendment to the CDW Amended and Restated Restricted Debt Unit Plan.

10.2*§	Letter of Understanding, dated as of October 9, 2017, by and among CDW Corporation, CDW LLC and Ann E. Ziegler.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith

**	These items are furnished and not filed.

§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	November 1, 2017	By:	/s/ Ann E. Ziegler
Ann E. Ziegler
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)