Form 10-K
period 2017-12-31
CDW Corp
filed 2018-03-01
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,577.6 million, based on the per share closing sale price of $62.53 on that date.
As of February 23, 2018, there were 152,423,423 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders to be held on May 23, 2018 (“2018 Proxy Statement”), which will be filed with the Securities and Exchange Commission on or before April 30, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2017

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

PART I
Item 1. Business
Our Company
CDW Corporation (together with its subsidiaries, the “Company,” “CDW” or “we”) is a Fortune 500 company and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the United States (“US”), Canada, and the United Kingdom (“UK”). Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
We are technology “agnostic,” with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through over 6,000 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
We provide integrated IT solutions in more than 80 countries for customers with primary locations in the US, UK and Canada, which are large and growing markets. According to the International Data Corporation (“IDC”), the total US, UK and Canadian IT market generated approximately $925 billion in sales in 2017. We believe our addressable markets in the US, UK and Canada represent approximately $300 billion in annual sales. These are highly fragmented markets served by thousands of IT resellers and solutions providers. For the year ended December 31, 2017, we estimate that our total Net sales of $15 billion represented approximately 5% of our addressable markets. We believe that demand for IT will continue to outpace general economic growth in the markets we serve fueled by new technologies, including cloud computing, virtualization and mobility, as well as growing end-user demand for security, efficiency and productivity.
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
Customers
We provide integrated IT solutions to over 250,000 small, medium and large business, government, education and healthcare customers throughout the US, UK and Canada.
We serve our customers through sales teams focused on customer end-markets that are supported by technical specialists and highly skilled service delivery engineers. Our market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions that meet our customer’s specific needs.
In our US business, which represents approximately 90% of our revenues, we currently have five dedicated customer channels: corporate, small business, government, education and healthcare, each of which generated over $1.0 billion in Net sales in 2017. Net sales to customers in the UK and Canada combined generated $1.6 billion in 2017. We believe this diversity of customer end-markets provides us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and continue to gain market share.
Information regarding our reportable segments and our customer channels is as follows:

			Public Segment
Customer Channels	Corporate Segment	Small Business Segment	Government	Education	Healthcare	Other
Target Customers	>250 employees	1 - 250 employees	Various federal, state and local agencies	Higher education and K-12	Hospitals, ambulatory service providers and long-term care facilities	UK and Canada
2017 Net Sales (in billions)	$6.3	$1.2	$2.2	$2.2	$1.7	$1.6
For further information regarding our segments, including financial results, see Note 18 (Segment Information) to the accompanying Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Partners
We provide more than 100,000 products and services from more than 1,000 partners, including well-established companies such as Adobe, APC, Apple, Cisco, Dell EMC, Google, Hewlett Packard Enterprise, HP Inc., IBM, Intel, Lenovo, Microsoft, NetApp, Samsung, Symantec and VMware, as well as from emerging technology companies such as Calabrio, Cohesity, Crowdstrike, Nutanix, Proofpoint, Snow, Splunk, Veeam, Viptella and WidePoint. This broad portfolio of partners and technologies enables us to offer customers significant choice and meet customer demand for the products and solutions that best meet their needs. We believe our value proposition to vendor partners enables us to evolve our offering as new technologies emerge and new companies seek us as a channel partner.
In 2017, we generated over $1.0 billion of Net sales from each of five of our vendor partners and over $100 million of revenue from each of thirteen other vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, Dell EMC, Hewlett Packard Enterprise and Microsoft, which reflects the extensive product and solution knowledge and capabilities that we bring to our customers’ IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
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
For our US operations, we purchased approximately 50% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 50% from wholesale distributors for the year ended December 31, 2017. Purchases from our three largest wholesale distributors, Ingram Micro, SYNNEX and Tech Data, are each approximately 10% of total 2017 purchases.
Inventory Management
We operate two distribution centers in North America: a 513,000 square foot facility in North Las Vegas, Nevada, and a 442,000 square foot facility in Vernon Hills, Illinois. We also operate a 120,000 square foot distribution center in Rugby, Warwickshire, UK. We ship over 40 million units annually on an aggregate basis from our distribution centers.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements represent approximately 50% of total consolidated 2017 Net sales, of which approximately 25% relate to electronic delivery for software licenses.

We believe that the location of our distribution centers allows us to efficiently ship products to our customers and provide timely access to our principal distributors.
We believe competitive sources of supply are available in substantially all of the product categories that we offer.
Competition
The market for technology products and services is highly competitive and subject to economic conditions and rapid technological changes. Competition is based on many things, including the ability to tailor specific solutions to customer needs, the quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. We face competition from resellers, direct manufacturers, large service providers, cloud providers, telecommunication companies, and to a lesser extent e-tailers and retailers. Smaller, local or regional value added resellers typically focus on a single solution suite or portfolio of solutions from one or two vendor partners.
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
We believe we have sustainable competitive advantages that differentiate us in the marketplace.  We have built a strong sales organization and deep services and solutions capabilities over time and expect to continue to invest to enhance these capabilities, which we believe when combined with our competitive advantages of scale and a performance driven culture, will help drive sustainable, profitable growth for us today and in the future. Our scale enables us to have a national and international footprint, as well as invest in resources to meet specific customer end-market needs. Our sellers are organized around unique customer end-markets that are both vertically and geographically focused. Our scale enables our ability to invest in technical coworkers who work directly with our sellers to help customers implement increasingly complex IT solutions. Our scale also enables us to operate our three distribution centers (two in the US and one in the UK) which combined are more than 1 million square feet in size. With the acquisition of CDW UK in 2015, we have cross-border relationships that enable us to serve the needs of our US, UK and Canadian-based customers in more than 80 countries. Our strong, execution-oriented culture is underpinned by our compensation system.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and service categories. We estimate that more than 40% of our Net sales in 2017 in the US came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, desktop computers, video monitors, enterprise and data storage, printers and servers. Our software products include application suites, security, virtualization, operating systems and network management. Our services include warranties, managed services, consulting design and implementation.
Today, IT is critical to both “run the business” and drive greater growth and productivity. To help our customers accomplish their goals, we have built a robust portfolio of solutions across data center, digital workspace, security, virtualization and services that we provide in physical, virtual, or cloud-based environments.

We provide public cloud solutions, which reside off customer premises on a public (shared) infrastructure, and private cloud solutions, which reside on customer premises. We also offer hybrid cloud solutions that deliver the benefits of both public and private solutions. Our migration, integration and managed services offerings help our customers simplify cloud adoption, as well as the ongoing management of cloud solutions across the entire IT lifecycle. Dedicated Cloud Client Executives work with our customers to architect cloud solutions meeting their organizational, technology and financial objectives.
We offer a broad portfolio of integrated solutions that include the following on and off-premise capabilities:

•
Data Center: We assess our customers data center needs, design flexible, resilient and efficient solutions and manage the solution throughout its lifecycle. Our broad portfolio of hardware and software, for both on and off-premise solutions, enables us to provide a well-integrated solution, including converged and hyper-converged infrastructure, physical and virtualized servers, software defined data center, storage and energy-efficient power and cooling.

•
Digital Workspace: We build end-to-end solutions, using hardware, software and services, that deliver access to applications that improve our customers’ productivity regardless of device or location. We connect our customers’ physical devices, including laptops, desktops, IP Phones, mobile devices and print systems, and utilize solutions to unite collaboration and applications. We do this through the integration of products that facilitate the use of multiple enterprise communication methods including email, persistent chat, social media, voice and video. We also host cloud-based collaboration solutions. Our solutions provide the tools that allow our customers’ employees to share knowledge, ideas and information among each other and with clients and partners effectively, securely and quickly.

•
Security: We assess the security needs of our customers and provide them with risk mitigation tools and services across a multitude of categories such as: endpoint security, email security, web security, intrusion prevention, authentication, firewall, virtual private network services and network access control. Security consulting engagements include security assessment, policy and procedure gap analysis and development of security roadmaps.

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

Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications was as follows:

	Years Ended December 31,
	2017		2016(1)		2015 (1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$3,490.9	23.1%	$2,921.6	20.9%	$2,537.3	19.5%
Netcomm Products	2,042.9	13.4	1,958.2	14.0	1,915.0	14.7
Desktops	1,159.4	7.6	1,050.0	7.5	965.6	7.4
Video	1,076.9	7.1	962.1	6.9	853.8	6.6
Enterprise and Data Storage (Including Drives)	1,071.5	7.1	1,053.1	7.5	1,067.2	8.2
Other Hardware	3,100.3	20.4	3,042.6	21.8	2,950.5	22.7
Total Hardware	11,941.9	78.7	10,987.6	78.6	10,289.4	79.1

Software(2)	2,540.1	16.7	2,389.3	17.1	2,152.3	16.6
Services(2)	611.3	4.0	575.1	4.1	467.7	3.6
Other(3)	98.2	0.6	29.9	0.2	79.3	0.7
Total Net sales	$15,191.5	100.0%	$13,981.9	100.0%	$12,988.7	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2017.

(2)	Certain software and services revenue is recorded on a net basis for accounting purposes, so the category percentage of net revenues is not representative of the category percentage of gross profits.

(3)	Includes items such as delivery charges to customers and certain commission revenue.

Our Internal Capabilities
Our Coworkers
As of December 31, 2017, we employed 8,726 coworkers with approximately 7,200 coworkers in the US, 1,100 in the UK and 400 in Canada. Approximately two thirds of our coworkers at year-end 2017 were customer facing. Over half of our Net sales are generated by account managers who have greater than seven years of experience. Account managers are supported by field sellers, highly skilled technology specialists and advanced service delivery engineers. We believe this structure to be core to our ability to continue to offer complex IT solutions and services.

None of our coworkers are covered by collective bargaining agreements. We consider our coworker relations to be good.
Marketing
We market the CDW brand to US, British and Canadian audiences using a variety of channels that include online, broadcast, print, social and other media. We market to current and prospective customers through integrated marketing programs including behaviorally targeted email, print, online media, events and sponsorships, as well as broadcast media. This promotion is also supported by integrated communication efforts targeting decision-makers, influencers and the general public using a combination of news releases, case studies, media interviews and speaking opportunities.
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
Intellectual Property
The CDW trademark and certain variations thereon are registered or subject to pending trademark applications in the US, UK, Canada and certain other jurisdictions. We believe our trademarks have significant value and are important factors in our marketing programs. In addition, we own registrations for domain names, including cdw.com and cdwg.com and variations thereon, for certain of our primary trademarks. We also own patent rights and have unregistered copyrights in our website content, software and other written materials.
History
Founded in 1984, CDW became a public company in 1993. In 2003, we purchased selected US assets and the Canadian operations of Micro Warehouse, which extended our growth platform into Canada. In 2006, we acquired Berbee Information Networks Corporation, a regional provider of technology products, solutions and customized engineering services in advanced technologies primarily across Cisco, IBM and Microsoft portfolios. This acquisition increased our capabilities in customized engineering services and managed services.
We were a public company from 1993 until 2007 when we were acquired through a merger transaction by an entity controlled by investment funds affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”) and Providence Equity Partners L.L.C. (“Providence Equity”). CDW Corporation continued as the surviving corporation and same legal entity after the acquisition, but became a wholly owned subsidiary of VH Holdings, Inc., a Delaware corporation.
In July 2013, CDW Corporation completed the IPO of its common stock.
After the IPO, through secondary offerings and fund distributions, Madison Dearborn and Providence Equity liquidated their previous ownership positions in CDW.

In November 2014, we completed the acquisition of a 35% non-controlling equity interest in UK-based IT solutions provider, Kelway TopCo Limited (“Kelway”). In August 2015, we purchased the remaining 65% of Kelway’s outstanding common stock, which increased our ownership interest from 35% to 100% and provided us control. Rebranded CDW UK in April 2016, the acquisition extended our footprint into the UK. It also enhanced our ability to provide IT solutions to US-based customers with multinational locations. Financial results of CDW UK are included in our Consolidated Financial Statements from the date of acquisition.
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
Risks Related to Our Business
Global and regional economic and political conditions may have an adverse impact on our business.
Weak economic conditions generally, sustained uncertainty about global economic and political conditions, government spending cuts and the impact of new government policies, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there continues to be substantial uncertainty regarding the economic impact of the Referendum on the UK’s Membership of the European Union (“EU”) advising for the exit of the UK from the EU (referred to as “Brexit”). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.
Our financial performance could be adversely affected by decreases in spending on technology products and services by our public sector customers.
Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (such as budget cuts or limitations), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. For example, in 2013, as a result of sequestration and related budget uncertainty and the partial shutdown of the US federal government for 16 days, we experienced significantly reduced US Federal sales in our Public segment.
Our business depends on our vendor partner relationships and the availability of their products.
We purchase products for resale from vendor partners, which include OEMs and software publishers, and wholesale distributors. For the year ended December 31, 2017, we purchased approximately 50% of the products we sold directly from vendor partners and the remaining amount from wholesale distributors for our North American operations. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows, particularly given our substantial indebtedness.

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
Although we purchase from a diverse vendor base, in 2017, products we purchased from wholesale distributors Ingram Micro, SYNNEX and Tech Data each represented approximately 10% of total US purchases. In addition, sales of products manufactured by Apple, Cisco, Dell EMC, Hewlett Packard Enterprise, HP Inc., Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate nearly 60% of our 2017 consolidated Net sales. Sales of products manufactured by Cisco and HP Inc. represented over 25% of our 2017 consolidated Net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, or the diminished availability of their products, including due to backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including SaaS, Infrastructure as a Service (“IaaS”) and Platform as a Service (“PaaS”), Device as a Service (“DaaS”) and the Internet of Things (“IoT”). We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, or the lack of acceptance of innovations or delays in technology spending by customers, could have an adverse effect on our business, results of operations or cash flows.
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
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes:

•	resellers, such as Computacenter, Connection, Dimension Data, ePlus, Insight Enterprises, PCM, Presidio, SCC, Softchoice, World Wide Technology and many smaller resellers;

•	manufacturers who sell directly to customers, such as Adobe, Apple, Dell, HP Inc. and Hewlett Packard Enterprise;

•	large service providers and system integrators, such as Accenture, Dell, Hewlett Packard Enterprise and IBM;

•	communications service providers, such as AT&T, CenturyLink and Verizon;

•	cloud providers, such as Amazon Web Services, Box and Microsoft;

•	e-tailers, such as Amazon, Newegg and TigerDirect.com; and

•	retailers (including their e-commerce activities), such as Office Depot and Staples.
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
Our success is dependent on the accuracy, proper utilization and continuing development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, e-commerce and mobile systems, as well as our operational platforms, including voice and data networks and power systems. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:

•	conduct business with our customers, including delivering services and solutions to them;

•	manage our inventory and accounts receivable and accounts payable;

•	purchase, sell, ship and invoice our hardware and software products and provide and invoice our services efficiently and on a timely basis; and

•	maintain our cost-efficient operating model while scaling our business.

The integrity of our information technology systems is vulnerable to disruption due to forces beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, both internal and external, and human error, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our business and results of operations.
Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.
Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers and others. In addition, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our coworkers also have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including cyberattacks. The evolving nature of such threats, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

Breaches in security could expose us, our supply chain, our customers or other individuals to significant disruptions, a risk of public disclosure, loss or misuse of this information. Security breaches could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, as well as the loss of existing or potential customers and damage to our brand and reputation. Moreover, media or other reports of perceived vulnerabilities in our network security or perceived lack of security within our environment, even if inaccurate, could adversely impact our reputation and materially impact our business. The cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.
The failure to comply with our public sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations or cash flows.
Revenues from our public sector customers are derived from sales to governmental entities, educational institutions and healthcare customers, through various contracts and open market sales of products and services. Sales to public sector customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including the False Claims Act and the Medicare and Medicaid Anti-Kickback Statute or similar laws of the jurisdictions for our business activities outside of the US) could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other public sector customer contracts, and suspension, debarment or ineligibility from doing business with governmental entities or other customers in the public sector. In addition, contracts in the public sector are generally terminable at any time for convenience of the contracting agency or group purchasing organization (“GPO”) or upon default. Furthermore, our inability to enter into or retain contracts with GPOs may threaten our ability to sell to customers in those GPOs and compete effectively. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.
If we fail to provide high-quality services to our customers, or if our third-party service providers fail to provide high-quality services to our customers, our reputation, business, results of operations or cash flows could be adversely affected.
Our service offerings include field services, managed services, warranties, configuration services, partner services and telecom services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. We also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high-quality services to our customers or such services result in a disruption of our customers’ businesses, this could, among other things, result in legal claims and proceedings and liability for us. Moreover, as we expand our services and solutions business, we may be exposed to additional operational, regulatory and other risks. We also could incur liability for failure to comply with the rules and regulations applicable to the new services and solutions we provide to our customers. If any of the foregoing were to occur, our reputation with our customers, our brand and our business, results of operations or cash flows could be adversely affected.
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
We have two warehouse and distribution facilities in the US and one in the UK. If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate three customer data centers and numerous sales offices which may contain both business-critical data and confidential information of our customers. A natural disaster or other adverse occurrence at any of the customer data centers or at any of our major sales offices could negatively impact our business, results of operations or cash flows.
Increases in the cost of commercial delivery services or disruptions of those services could adversely impact our business.
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
We may continue to pursue transactions, including strategic investments, acquisitions or alliances, in an effort to extend or complement our existing business. These types of transactions involve numerous business risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses. There can be no assurance that the intended benefits of our investments, acquisitions and alliances will be realized, or that those benefits will offset these numerous risks or other unforeseen factors, any of which could adversely affect our business, results of operations or cash flows.
In addition, our financial results could be adversely affected by financial adjustments required by generally accepted accounting principles in the United States of America (“GAAP”) in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
Our future operating results may fluctuate significantly, which may result in volatility in the market price of our stock and could impact our ability to operate our business effectively.
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
We are exposed to risks from legal proceedings and audits, which may result in substantial costs and expenses or interruption of our normal business operations.
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
Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, these matters could lead to increased costs or interruptions of our normal business operations. Litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims involve uncertainties and the eventual outcome of any such matter could adversely affect our business, results of operations or cash flows.
Failure to comply with complex and evolving US and foreign laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows.
Our operations are subject to numerous complex US and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements (including those under the European Union General Data Protection Regulation), anti-competition, and environmental, health, and safety. The evaluation of, and compliance with these laws, regulations and similar requirements may be onerous and expensive, and these laws and regulations may have other adverse impacts on our business, results of operations or cash flows. For example, the Tax Cuts and Jobs Act of 2017 was signed into law in the fourth quarter of 2017, making significant changes to the US Internal Revenue Code. While we have estimated the income tax effects of the Act in our Consolidated Financial Statements, we continue to analyze the income tax effects of the Act, as well as to monitor tax and accounting guidance issued by various authorities, which could result in material changes as we refine those estimates. Furthermore, the laws and regulations to which the Company is subject are evolving and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance.
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
We have a substantial amount of indebtedness. As of December 31, 2017, we had $3.2 billion of total long-term debt outstanding, as defined by GAAP, and $498 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $996 million under our senior secured asset-based revolving credit loan facility (the “Revolving Loan”) and an additional £50 million ($68 million at December 31, 2017) under our CDW UK revolving credit facility. Our substantial indebtedness could have important consequences, including the following:

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
In addition, under our Revolving Loan, we are permitted to borrow an aggregate amount of up to $1.5 billion. However, our ability to borrow under our Revolving Loan is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of CDW LLC and its subsidiary guarantors’ eligible accounts receivable (net of accounts reserves) (up to 30% of such eligible accounts receivable which can consist of federal government accounts receivable) plus the lesser of (i) 75% of CDW LLC and its subsidiary guarantors’ eligible inventory (valued at cost and net of inventory reserves) and (ii) the product of 85% multiplied by the net orderly liquidation value percentage multiplied by eligible inventory (valued at cost and net of inventory reserves), less reserves (other than accounts reserves and inventory reserves). The borrowing base in effect as of December 31, 2017 was $1.6 billion and, therefore, did not restrict our ability to borrow under our Revolving Loan as of that date.
Our ability to borrow under our Revolving Loan is also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lesser of (i) $125 million and (ii) the greater of (A) 10% of the borrowing base and (B)

$100 million, the lenders are not required to lend any additional amounts under our Revolving Loan unless the consolidated fixed charge coverage ratio (as defined in the credit agreement for our Revolving Loan) is at least 1.00 to 1.00. It is an event of default under our Revolving Loan if our excess cash availability and consolidated fixed charge coverage ratio remain below such levels for a period of five or more consecutive business days. Moreover, our Revolving Loan provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. We cannot assure you that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.
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

•
the lenders under our senior credit facilities could foreclose against the assets securing the borrowings from them and the lenders under our Revolving Loan and CDW UK revolving credit facility could terminate their commitments to lend us money; and

•	we could be forced into bankruptcy or liquidation.
Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2017, we had $996 million available for additional borrowing under our Revolving Loan after taking into account borrowing base limitations (net of $1 million of issued and undrawn letters of credit and $454 million of reserves related to our floorplan sub-facility) and an additional £50 million ($68 million at December 31, 2017) available under our CDW UK revolving credit facility.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2017, we had $1.5 billion of variable rate debt outstanding. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate cap agreements in the future on acceptable terms or that such caps or the caps we have in place now will be effective.

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
We expect to continue to pay a cash dividend on our common stock, currently at the rate of $0.21 per share per quarter, or $0.84 per share per annum. However, any determination to pay dividends in the future will be at the discretion of our Board of Directors. Any determination to pay dividends on, or repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors our Board of Directors deems relevant. In addition, our ability to pay dividends on, or repurchase, shares of our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. There can be no assurance that we will continue to pay a dividend at the current rate or at all or that we will repurchase shares of our common stock. If we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2017, we owned or leased a total of 2.3 million square feet of space, primarily in the US, Canada and UK. We own two properties: a 513,000 square foot distribution center in North Las Vegas, Nevada, and a combined office and a 442,000 square foot distribution center in Vernon Hills, Illinois. In addition, we conduct sales, services and administrative activities in various leased locations primarily in the US, Canada and UK, including data centers in Madison, Wisconsin, Minneapolis, Minnesota and the UK.
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
Item 3. Legal Proceedings
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. We are also subject to audit by federal, state, international, national, provincial and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. From time to time, certain of our customers file voluntary petitions for reorganization or liquidation under the US bankruptcy laws or similar laws of the jurisdictions for our business activities outside of the US. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator.
As of December 31, 2017, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers

Name	Age	Position
Thomas E. Richards	63	Chairman, President and Chief Executive Officer and Director
Dennis G. Berger	53	Senior Vice President and Chief Coworker Services Officer
Neal J. Campbell	56	Senior Vice President - Strategic Solutions and Services
Mark C. Chong	47	Senior Vice President - Strategy and Marketing
Christina M. Corley	50	Senior Vice President - Commercial and International Markets
Douglas E. Eckrote	53	Senior Vice President - Small Business Sales and eCommerce
Collin B. Kebo	51	Senior Vice President and Chief Financial Officer
Frederick J. Kulevich	52	Senior Vice President, General Counsel and Corporate Secretary
Christine A. Leahy	53	Chief Revenue Officer
Christina V. Rother	54	Senior Vice President - Public and Advanced Technology Sales
Jonathan J. Stevens	48	Senior Vice President - Operations and Chief Information Officer
Matthew A. Troka	47	Senior Vice President - Product and Partner Management
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
Dennis G. Berger serves as our Senior Vice President and Chief Coworker Services Officer and is responsible for leading CDW’s programs in coworker learning and development, benefits, compensation, performance management, coworker relations and talent acquisition. Mr. Berger joined CDW in 2005 as Vice President-Coworker Services. In 2007, he was named Senior Vice President and Chief Coworker Services Officer. Prior to joining CDW, he served as Vice President of Human Resources at PepsiAmericas, a beverage company, from 2002 to 2005. Mr. Berger has also held human resources positions of increasing responsibility at Pepsi Bottling Group, Inc., PepsiCo, Inc. and GTE Corporation. Mr. Berger serves on the board of directors of Glenwood Academy, the Anti-Defamation League of Chicago and Skills for Chicagoland’s Future. Mr. Berger is a graduate of Northeastern University where he earned a bachelor’s degree and a graduate of John M. Olin School of Business at Washington University in St. Louis where he earned a Master of Business Administration.
Neal J. Campbell serves as our Senior Vice President of Strategic Solutions and Services and is responsible for CDW’s technology solutions teams focusing on cloud, mobility, security, collaboration, data center and services. Mr. Campbell served as Senior Vice President and Chief Marketing Officer from 2011 to August 2016. Prior to joining CDW in 2011, Mr. Campbell served as Chief Executive Officer of TrafficCast, a provider of real-time and predictive traffic information to Google, Yahoo and others from 2008 to 2011. From 2006 to 2008, he served as Executive Vice President and General Manager-Strategic Marketing and Next Generation Products for ISCO International, a manufacturer of wireless telecommunications components. Mr. Campbell also spent 17 years with Motorola, most recently as Vice President and General Manager, GSM Portfolio Marketing and Planning for the company’s mobile device business. He currently serves as a board member of Junior Achievement of Chicago and is on the Executive Advisory Council of Bradley University. Mr. Campbell is a graduate of Bradley University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned a Master of Business Administration.

Mark C. Chong serves as our Senior Vice President of Strategy and Marketing and is responsible for the Company’s corporate strategy; business development and marketing efforts, including analytics and insights; brand, advertising and sponsorships; marketing operations and execution; and corporate communications. Mr. Chong joined CDW in November 2016. Prior to joining CDW, Mr. Chong served as a Partner in the Chicago office of Bain & Company, a global management consulting firm (“Bain”), and as a leader in the Technology, Media and Telecom practice as well as the Customer Strategy and Marketing and Mergers & Acquisition practice areas. Mr. Chong was with Bain from 1999 to 2003, and then again from 2007 to 2016. From 2003 to 2007, Mr. Chong served as Director of Corporate Strategy and then Vice President of Strategy and Marketing for the Aerospace Business of Honeywell, Intl. Mr. Chong is a graduate of the University of Chicago where he earned a bachelor’s degree and a graduate of University of Pennsylvania’s Wharton School where he earned a Master of Business Administration.
Christina M. Corley serves as our Senior Vice President - Commercial and International Markets and is responsible for all aspects of the corporate sales force and for CDW’s international growth platform, including CDW Canada and CDW UK (which includes our locations in Europe, the Middle East, Africa, and Asia). Additionally, Ms. Corley is responsible for ensuring that the Company is continuing to build and fully leverage its global capabilities while delivering a consistent customer experience. Ms. Corley served as Senior Vice President - Corporate Sales from 2011 to July 2017. Prior to joining CDW in 2011, Ms. Corley served as President and Chief Operating Officer of Zones, Inc. (“Zones”), a provider of IT products and solutions, from 2006 to 2011. She served as Executive Vice President of Purchasing and Operations for Zones from 2005 to 2006. She served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of Zones, from 2003 to 2005. Prior to its acquisition by Zones, Ms. Corley served as Chief Executive Officer of CPCS from 1999 to 2003. Ms. Corley began her career in sales and marketing, holding various positions at IBM, Dataflex and VisionTek. She currently serves as a board member of the Boys and Girls Club of Chicago. Ms. Corley is a graduate of the University of Illinois at Urbana-Champaign where she earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where she earned a Master of Business Administration in management and strategy.

Douglas E. Eckrote serves as our Senior Vice President of Small Business Sales and eCommerce and is responsible for managing all aspects of CDW’s Small Business organization, including sales force strategy, structure, goals, operations, revenue generation and training and development, as well as the technical solutions and services and marketing functions specific to Small Business. Additionally, he oversees CDW’s eCommerce operations. Mr. Eckrote joined CDW in 1989 as an account manager and quickly rose through the ranks. Since joining the Company, he has served in a variety of management roles of increasing responsibility. Mr. Eckrote was appointed Director of Operations in 1996, Vice President of Operations in 1999, Senior Vice President of Purchasing in April 2001, Senior Vice President of Purchasing and Operations in October 2001, Senior Vice President of Operations, Services and Canada in 2006, and Senior Vice President of Strategic Solutions and Services in 2009. He was appointed to his current role in August 2016. Mr. Eckrote currently serves on the National Board of Make a Wish of America, the Board of Directors of The Northern Illinois Food Bank, the Board of Trustees of The Center for Enriched Living and the Advisory Board of Feed My Starving Children. Mr. Eckrote is a graduate of Purdue University where he earned a bachelor’s degree and a graduate of Northwestern University’s Kellogg School of Management where he earned an Executive Master of Business Administration.

Collin B. Kebo serves as our Senior Vice President and Chief Financial Officer and is responsible for financial planning and analysis, accounting, treasury, tax, investor relations, internal audit and real estate. From 2008 to December 2017, Mr. Kebo was Vice President, Financial Planning and Analysis and, in 2016, he also became Chief Financial Officer - International. Prior to joining CDW in 2008, Mr. Kebo held a series of senior finance positions with PepsiCo, Inc., a beverage company. Most recently, he was Vice President of Sales Finance for PepsiCo’s Quaker, Tropicana and Gatorade businesses. Prior to that, Mr. Kebo served as Vice President of Finance and Chief Financial Officer for Gatorade North America. Mr. Kebo is a graduate of DePauw University where he earned a bachelor’s degree and a graduate of Indiana University’s Kelley School of Business where he earned his Master of Business Administration in Finance.

Frederick J. Kulevich serves as our Senior Vice President, General Counsel and Corporate Secretary and is responsible for the legal, corporate governance, enterprise risk management, ethics and compliance functions. Mr. Kulevich joined CDW in 2006 as Director, Ethics and Compliance. In 2014, he was appointed Vice President and Assistant General Counsel and in 2016 he was named Vice President and Deputy General Counsel. Mr. Kulevich was appointed to his current role in October 2017. Before joining CDW, Mr. Kulevich served as Associate General Counsel and Deputy Chief Compliance Officer of Aon Corporation, a global professional services firm. Prior to Aon Corporation, Mr. Kulevich was with Sears, Roebuck and Co., a national retail chain, in a series of senior legal positions. Mr. Kulevich is a graduate of West Liberty University where he earned a bachelor’s degree and a graduate of The John Marshall Law School where he earned his Juris Doctor.

Christine A. Leahy serves as our Chief Revenue Officer and is responsible for all customer-facing units of the Company, including its Corporate, Public, Small Business, International and Strategic Solutions & Services organizations. Ms. Leahy joined CDW in 2002 as the Company’s first general counsel. In 2016, Ms. Leahy was appointed Senior Vice President - International, Chief Legal Officer and Corporate Secretary. Ms. Leahy was appointed to her current role in July 2017. Prior to joining CDW, Ms. Leahy served as a corporate partner in the Chicago office of Sidley Austin LLP where she specialized in mergers and acquisitions, strategic counseling, corporate governance and securities law. Ms. Leahy serves as Vice Chair of the board of trustees of Children’s Home and Aid. She also is a member of the Economic Club of Chicago and The Chicago Network. In addition, she is a founder and current sponsor of CDW's Women’s Opportunity Network, a business resource group dedicated to helping women advance and grow into tomorrow’s leaders. Ms. Leahy is a graduate of Brown University where she earned a bachelor’s degree and a graduate of Boston College Law School where she earned her Juris Doctor. She also completed the CEO Perspective and Women’s Director Development Programs at Northwestern University’s Kellogg School of Management.
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
Jonathan J. Stevens serves as our Senior Vice President - Operations and Chief Information Officer and is responsible for the strategic direction of our information technology. Additionally, he holds responsibility for our distribution centers, transportation, facilities, customer relations and operational excellence practices. Mr. Stevens joined CDW in 2001 as Vice President-Information Technology, was named Chief Information Officer in 2002 and was named Vice President-International and Chief Information Officer in 2005. In 2007, he was named Senior Vice President and Chief Information Officer and assumed his current role in 2009. Prior to joining CDW, Mr. Stevens served as regional technology director for Avanade, an international technology integration company formed through a joint venture between Microsoft and Accenture from 2000 to 2001. Prior to that, Mr. Stevens was a principal with Microsoft Consulting Services and led an information technology group for a corporate division of AT&T/NCR. He currently serves on the board of directors of SingleWire Software, LLC. Mr. Stevens is a graduate of the University of Dayton where he earned a bachelor’s degree.
Matthew A. Troka serves as our Senior Vice President - Product and Partner Management and is responsible for managing our relationships with all of our vendor partners. In addition, he directs the day-to-day operations of our purchasing department. Mr. Troka joined CDW in 1992 as an account manager and became a sales manager in 1995. From 1998 to 2001, he served as Corporate Sales Director. From 2001 to 2004, Mr. Troka was Senior Director of Purchasing. From 2004 to 2006, Mr. Troka served as Vice President of Purchasing. From 2006 to 2011, Mr. Troka was Vice President of Product and Partner Management. Mr. Troka was appointed to his current role in 2011. Mr. Troka is a graduate of the University of Illinois where he earned a bachelor’s degree.

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

	Year Ended December 31,
	2017			2016
	High	Low	Dividends Declared per Share	High	Low	Dividends Declared per Share
Fourth quarter	$71.53	$65.59	$0.2100	$55.47	$43.64	$0.1600
Third quarter	$66.80	$58.57	$0.1600	$47.50	$39.17	$0.1075
Second quarter	$66.33	$55.80	$0.1600	$43.11	$37.80	$0.1075
First quarter	$61.00	$50.49	$0.1600	$41.89	$30.40	$0.1075
Holders
As of February 23, 2018, there were 24 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 7, 2018, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.21 per share. The dividend will be paid on March 12, 2018 to all stockholders of record as of the close of business on February 26, 2018.
We expect to continue to pay quarterly cash dividends on our common stock in the future, but such payments remain at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. For a discussion of our cash resources and needs and restrictions on our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report. For additional discussion of restrictions on our ability to pay dividends, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On May 4, 2016, we announced that our Board of Directors authorized a $750 million increase to our previously announced $500 million share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors. On August 3, 2017, we announced that our Board of Directors authorized another $750 million increase to our share repurchase program. As of the year ended December 31, 2017, we have $858 million remaining under this program.
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
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on June 27, 2013, the date our common stock first traded on the Nasdaq Global Select Market, through and including the market close on December 31, 2017, with the cumulative total return for the same time period of the same amount invested in the S&P MidCap 400 index and a peer group index. Our peer group index for 2017 consists of the following companies: Accenture plc, Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., CGI Group Inc., Essendant Inc., Genuine Parts Company, Henry Schein, Inc., Insight Enterprises, Inc., Owens & Minor, Inc., Patterson Companies, Inc., SYNNEX Corporation, W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; and (vi) similar EBITDA and gross margins.
Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	June 27, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
CDW Corp	$100	$127	$193	$233	$291	$393
S&P MidCap 400 index	$100	$114	$126	$123	$148	$172
CDW Peers	$100	$110	$122	$126	$144	$167
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
We have derived the selected financial data presented below as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 from our Consolidated Financial Statements and related notes included in this report. The selected financial data as of December 31, 2014 and December 31, 2013 have been derived from our Consolidated Financial Statements as of and for those periods and are not included in this report.

	Years Ended December 31,
(dollars and shares in millions, except per share amounts)	2017	2016	2015(6)	2014	2013
Statement of Operations Data:
Net sales	$15,191.5	$13,981.9	$12,988.7	$12,074.5	$10,768.6
Cost of sales	12,741.6	11,654.7	10,872.9	10,153.2	9,008.3
Gross profit	2,449.9	2,327.2	2,115.8	1,921.3	1,760.3
Selling and administrative expenses	1,410.1	1,345.1	1,226.0	1,110.3	1,120.9
Advertising expense	173.7	162.9	147.8	138.0	130.8
Income from operations	866.1	819.2	742.0	673.0	508.6
Interest expense, net	(150.5)	(146.5)	(159.5)	(197.3)	(250.1)
Net loss on extinguishments of long-term debt	(57.4)	(2.1)	(24.3)	(90.7)	(64.0)
Gain on remeasurement of equity investment	—	—	98.1	—	—
Other income (expense), net	2.1	1.8	(9.3)	2.7	1.0
Income before income taxes	660.3	672.4	647.0	387.7	195.5
Income tax expense(1)	(137.3)	(248.0)	(243.9)	(142.8)	(62.7)
Net income	$523.0	$424.4	$403.1	$244.9	$132.8
Net income per common share:
Basic	$3.37	$2.59	$2.37	$1.44	$0.85
Diluted	$3.31	$2.56	$2.35	$1.42	$0.84

Cash dividends declared per common share	$0.6900	$0.4825	$0.3100	$0.1950	$0.0425

Balance Sheet Data (at period end):
Cash and cash equivalents	$144.2	$263.7	$37.6	$344.5	$188.1
Working capital	863.5	957.4	903.5	985.4	810.9
Total assets	6,956.6	6,948.4	6,755.3	6,075.9	5,899.3
Total debt and capitalized lease obligations(2)(3)	3,236.7	3,236.6	3,262.9	3,166.1	3,226.0
Total stockholders’ equity	982.9	1,045.5	1,095.9	936.5	711.7

Other Financial Data:
Capital expenditures	$81.1	$63.5	$90.1	$55.0	$47.1
Gross profit as a percentage of Net sales	16.1%	16.6%	16.3%	15.9%	16.3%
EBITDA(4)	$1,071.7	$1,073.4	$1,033.9	$792.9	$653.8
Adjusted EBITDA(4)	1,185.6	1,117.3	1,018.5	907.0	808.5
Non-GAAP net income(5)	605.8	569.0	503.5	409.9	314.3

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$777.7	$604.0	$277.5	$435.0	$366.3
Investing activities	(81.1)	(65.9)	(354.4)	(164.8)	(47.1)
Financing activities	(818.7)	(304.6)	(226.5)	(112.0)	(168.3)

(1)	Includes the benefit of the Tax Cuts and Jobs Act enacted during 2017.

(2)
Excludes borrowings of $498 million, $580 million, $440 million, $332 million and $257 million, as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(3)	Includes capitalized lease obligations of $1 million and $2 million as of December 31, 2017 and 2016, respectively, which are included in Other liabilities on the Consolidated Balance Sheet.

(4)
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

We believe that EBITDA and Adjusted EBITDA provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”) used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
The following unaudited table sets forth reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in millions)	2017	2016	2015(g)	2014	2013
Net income	$523.0	$424.4	$403.1	$244.9	$132.8
Depreciation and amortization	260.9	254.5	227.4	207.9	208.2
Income tax expense	137.3	248.0	243.9	142.8	62.7
Interest expense, net	150.5	146.5	159.5	197.3	250.1
EBITDA	1,071.7	1,073.4	1,033.9	792.9	653.8

Non-cash equity-based compensation	43.7	39.2	31.2	16.4	8.6
Net loss on extinguishments of long-term debt(a)	57.4	2.1	24.3	90.7	64.0
(Income) loss from equity investments(b)	(0.7)	(1.1)	10.1	(2.2)	(0.6)
Acquisition and integration expenses(c)	2.5	7.3	10.2	—	—
Gain on remeasurement of equity investment(d)	—	—	(98.1)	—	—
Reinstatement of prior year unclaimed property balances(e)	4.1	—	—	—	—
Other adjustments(f)	6.9	(3.6)	6.9	9.2	82.7
Adjusted EBITDA	$1,185.6	$1,117.3	$1,018.5	$907.0	$808.5

(a)
During the years ended December 31, 2017, 2016, 2015, 2014 and 2013, we recorded net losses on extinguishments of long-term debt. The losses represented the difference between the amount paid upon extinguishment, including call premiums and expenses paid to the debt holders and agents, and the net carrying amount of the extinguished debt, adjusted for a portion of the unamortized deferred financing costs.

(b)
Represents our share of (Income) loss from our equity investments. Our 35% share of CDW UK’s net loss includes our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the acquisition.

(c)	Comprised of expenses related to CDW UK.

(d)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(e)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted during 2017.

(f)
Primarily includes expenses related to payroll taxes on equity-based compensation during 2017. The year ended December 31, 2016 primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago. During the year ended December 31, 2013, we recorded IPO and secondary offering- related expenses of $75 million.

(g)	Includes the impact of consolidating five months of CDW UK’s financial results for the year ended December 31, 2015.

(5)
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

The following unaudited table sets forth a reconciliation of net income to non-GAAP net income for the periods presented:

	Years Ended December 31,
(in millions)	2017	2016	2015(h)	2014	2013
Net income	$523.0	$424.4	$403.1	$244.9	$132.8
Amortization of intangibles(a)	185.1	187.2	173.9	161.2	161.2
Non-cash equity-based compensation	43.7	39.2	31.2	16.4	8.6
Non-cash equity-based compensation related to equity investment(b)	—	—	20.0	—	—
Net loss on extinguishments of long-term debt	57.4	2.1	24.3	90.7	64.0
Acquisition and integration expenses(c)	2.5	7.3	10.2	—	—
Gain on remeasurement of equity investment(d)	—	—	(98.1)	—	—
Reinstatement of prior year unclaimed property balances(e)	4.1	—	—	—	—
Other adjustments(f)	4.9	(5.4)	3.7	(0.3)	61.2
Aggregate adjustment for income taxes(g)	(214.9)	(85.8)	(64.8)	(103.0)	(113.5)
Non-GAAP net income	$605.8	$569.0	$503.5	$409.9	$314.3

(a)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(b)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to our acquisition of CDW UK.

(c)	Comprised of expenses related to CDW UK.

(d)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(e)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois law change enacted during 2017.

(f)
Primarily includes expenses related to payroll taxes on equity-based compensation during 2017. The year ended December 31, 2016 primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago. The amount in 2013 primarily relates to IPO and secondary offering-related expenses.

(g)	Aggregate adjustment for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Total Non-GAAP adjustments	$297.7	$230.4	$165.2	$268.0	$295.0
Weighted-average statutory effective rate	36.0%	36.0%	38.0%	39.0%	39.0%
Income tax	(107.2)	(82.9)	(62.8)	(104.5)	(115.1)
Deferred tax adjustment due to law changes	1.3	(1.5)	(4.0)	—	—
Excess tax benefits from equity-based compensation	(36.2)	(1.8)	—	—	—
Tax Cuts and Jobs Act	(75.5)	—	—	—	—
Withholding tax expense on the unremitted earnings of our Canadian subsidiary	—	—	3.3	—	—
Non-deductible adjustments and other	2.7	0.4	(1.3)	1.5	1.6
Total aggregate adjustment for income taxes	$(214.9)	$(85.8)	$(64.8)	$(103.0)	$(113.5)

(h)	Includes the impact of consolidating five months for the year ended December 31, 2015 of CDW UK’s financial results.

(6)	Includes the impact of consolidating five months of CDW UK’s financial results for the year ended December 31, 2015.
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
Overview
CDW Corporation is a Fortune 500 company and a leading provider of integrated IT solutions to small, medium and large business, and government, education and healthcare customers in the US, the UK and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
We are technology “agnostic,” with a product portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through over 6,000 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
In August 2015, we acquired CDW UK, which enhanced our ability to provide IT solutions to US based customers with multinational locations. It also extended our footprint into the United Kingdom. Financial results of CDW UK are included in our Consolidated Financial Statements from the date of acquisition.
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

•
Our Education sales channel performance continues to benefit from the creation of new learning environments for students. It has also been positively affected by the implementation of networking projects related to the US Federal Communications Commission E-Rate program. Within the higher education market, networking projects continue to be a key priority across campuses. While technology is an opportunity to create cost savings and improve productivity, funding is a key determinant of technology spending in education.

•
There continues to be substantial uncertainty regarding the impact of the Referendum on the United Kingdom’s (“UK”) Membership of the European Union (“EU”), advising for the exit of the UK from the EU (referred to as “Brexit”). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. To date, CDW UK is not seeing significant changes in the buying behavior of its customers even with the uncertainty related to the timing and terms of Brexit.

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

Key Business Metrics

We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP income before income taxes, Non-GAAP net income, Net income per common share, Non-GAAP net income per diluted share, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, return on working capital, Cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in Accounts receivable plus days of supply in Inventory minus days of purchases outstanding in Accounts payable, based on a rolling three-month average), debt levels including available credit and leverage ratios, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

In this Form 10-K, we discuss Non-GAAP income before income taxes, Non-GAAP net income, Non-GAAP net income per diluted share, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures.

We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility (“Term Loan”), which is used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Long-Term Debt and Financing Arrangements within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements. For the definitions of Non-GAAP income before income taxes, Non-GAAP net income and Adjusted EBITDA and reconciliations to Net income, see “Results of Operations”.
The results of certain key business metrics are as follows:

	Years Ended December 31,
(dollars in millions)	2017	2016	2015
Net sales	$15,191.5	$13,981.9	$12,988.7
Gross profit	2,449.9	2,327.2	2,115.8
Income from operations	866.1	819.2	742.0
Net income	523.0	424.4	403.1
Non-GAAP net income	605.8	569.0	503.5
Adjusted EBITDA	1,185.6	1,117.3	1,018.5
Average daily sales	59.8	55.0	51.1
Net debt(1)	3,091.3	2,970.7	3,222.1
Cash conversion cycle (in days)(2)	19	19	21

(1)	Defined as Total debt minus Cash and cash equivalents.

(2)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Years Ended December 31,
	2017		2016
	Dollars in Millions	Percentage of Net Sales (1)	Dollars in Millions	Percentage of Net Sales (1)
Net sales	$15,191.5	100.0%	$13,981.9	100.0%
Cost of sales	12,741.6	83.9	11,654.7	83.4
Gross profit	2,449.9	16.1	2,327.2	16.6
Selling and administrative expenses	1,410.1	9.3	1,345.1	9.6
Advertising expense	173.7	1.1	162.9	1.2
Income from operations	866.1	5.7	819.2	5.9
Interest expense, net	(150.5)	(1.0)	(146.5)	(1.0)
Net loss on extinguishments of long-term debt	(57.4)	(0.4)	(2.1)	—
Other income, net	2.1	—	1.8	—
Income before income taxes	660.3	4.3	672.4	4.8
Income tax expense	(137.3)	(0.9)	(248.0)	(1.8)
Net income	$523.0	3.4%	$424.4	3.0%

(1)	Percentages may not total due to rounding.
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Years Ended December 31,
	2017		2016
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate(2)	$6,347.0	41.8%	$5,889.8	42.1%	$457.2	7.8%

Small Business(2)	1,246.5	8.2	1,140.1	8.2	106.4	9.3

Public:
Government	2,167.5	14.3	1,863.7	13.3	303.8	16.3
Education	2,211.4	14.6	2,018.3	14.4	193.1	9.6
Healthcare	1,658.6	10.9	1,707.4	12.2	(48.8)	(2.9)
Total Public	6,037.5	39.7	5,589.4	40.0	448.1	8.0

Other	1,560.5	10.3	1,362.6	9.7	197.9	14.5

Total Net sales	$15,191.5	100.0%	$13,981.9	100.0%	$1,209.6	8.7%

(1)	There were 254 selling days for the years ended December 31, 2017 and 2016.

(2)	Amounts have been recast for 2016 to present Small Business as its own operating and reportable segment.
Total Net sales in 2017 increased $1,210 million, or 8.7%, to $15,192 million, compared to $13,982 million for the year ended December 31, 2016. Net sales on a constant currency basis, which excludes the impact of currency translation, for the year ended December 31, 2017 increased $1,238 million, or 8.9%, to $15,192 million, compared to $13,954 million for the year ended December 31, 2016.

For the year ended December 31, 2017, sales growth was driven by gains in all our customer markets except Healthcare, which saw a Net sales decline year over year. During the year, and in contrast to 2016, we saw an acceleration of hardware sales, driven by strong growth within client device sales due to customer refresh, which impacted categories such as notebooks, mobile devices and desktops. Additionally, we saw growth in several other categories, including video and networking. We also saw ongoing customer focus on designing IT securely, which led to strong sales growth across our entire security portfolio and the adoption of more efficient architectures, which drove strong growth in hyper-converged infrastructure and solutions delivered via the cloud, as well as the continuing trend of greater integration of software into solutions.
Corporate segment Net sales in 2017 increased $457 million, or 7.8%, compared to 2016, as customer confidence improved throughout the year. Growth was primarily driven by customer refresh of client devices and networking.
Small Business segment Net sales in 2017 increased by $106 million, or 9.3%, compared to 2016. Sales growth was primarily driven by customer refresh of client devices and video.
Public segment Net sales in 2017 increased $448 million, or 8.0%, compared to 2016. The growth was primarily driven by Government and Education customers. Net sales to Federal government customers reflected a focus on spending existing budgets on planned projects and ongoing successful alignment with strategic programs, as well as success meeting the Department of Defense mandated move to new client devices with stronger security features. Strong Net sales to our State and Local government customers was driven by a continued focus on public safety and the on-going success executing against recently added contracts. Net sales to our Higher Education customers were driven by networking and software as we continued to see the benefit from “connected campus” strategies to ensure network infrastructures can handle multiple devices used by students, faculty and visitors across the entire campus. K-12 growth was driven by success in delivering collaborative learning environments and networking. Net sales to Healthcare customers decreased 2.9%, reflecting continued customer uncertainty related to reimbursements and funding.
Net sales in Other for 2017 increased $198 million, or 14.5%, compared to 2016. Other is comprised of results from our Canadian and UK operations. Both operations had strong growth in local currency as we continued to take share in the local markets, as well as the benefit from increased sales for referrals from US customers to the UK. The impact of foreign currency exchange decreased Other sales growth by approximately 250 basis points, due to the impact resulting from the British pound to US dollar translation, partially offset by favorable translation of the Canadian to US dollar.
Gross profit
Gross profit increased $123 million, or 5.3%, to $2,450 million in 2017, compared to $2,327 million in 2016. As a percentage of Net sales, Gross profit decreased 50 basis points to 16.1% in 2017, down from 16.6% in 2016. Although there was an increase in Gross profit due to higher sales volumes, we experienced a decline in our Gross profit margin. This decline was primarily driven by product margin compression due to increased hardware sales, which generally have lower profit margins, and an ongoing competitive marketplace.
Gross profit margin may fluctuate based on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions and other factors.
Selling and administrative expenses
Selling and administrative expenses increased $65 million, or 4.8%, to $1,410 million in 2017, compared to $1,345 million in 2016. This was driven by higher sales payroll costs, including sales commissions, year over year, primarily due to higher Gross profit, as well as higher coworker costs between years consistent with increased coworker count. Total coworker count was 8,726 at December 31, 2017, up 210 from 8,516 at December 31, 2016. Additionally, equity-based compensation expense and the associated payroll taxes increased $8 million, or 19.8%, during 2017 compared to 2016, primarily due to the impact of annual equity awards granted under our Long-Term Incentive Plan and the vesting of an equity grant made at the time of our initial public offering. Also during 2017, a retroactive Illinois state law change was enacted which required the reinstatement of unclaimed property balances, resulting in an additional $4 million of expenses. These increases were partially offset by lower senior management incentive compensation.
As a percentage of total Net sales, Selling and administrative expenses decreased 30 basis points to 9.3% in 2017, down from 9.6% in 2016.

Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change was as follows:

	Years Ended December 31,
	2017		2016
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Income from Operations
Segments:(1)
Corporate(2)	$487.0	7.7%	$453.6	7.7%	7.4%
Small Business(2)	74.4	6.0	68.9	6.0	8.0
Public	374.0	6.2	368.0	6.6	1.6
Other(3)	57.9	3.7	43.6	3.2	32.8
Headquarters(4)	(127.2)	nm*	(114.9)	nm*	10.7
Total Income from operations	$866.1	5.7%	$819.2	5.9%	5.7%

* Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for certain Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Amounts have been recast for 2016 to present Small Business as its own operating and reportable segment.

(3)	Includes the financial results for our other operating segments, CDW Canada and CDW UK, which do not meet the reportable segment quantitative thresholds.

(4)	Includes Headquarters’ function costs that are not allocated to the segments.
Income from operations was $866 million in 2017, an increase of $47 million, or 5.7%, compared to $819 million in 2016. Although Income from operations increased, total operating margin percentage decreased 20 basis points to 5.7% in 2017, from 5.9% in 2016. The decrease was primarily due to Gross profit margin compression from higher hardware sales and an ongoing competitive marketplace. Also contributing to lower operating margin percentage was the reinstatement of prior year unclaimed property balances in 2017 and the non-recurrence of the settlement payments received from the Dynamic Random Access Memory class action lawsuits in 2016. Partially offsetting these decreases were lower sales payroll, consistent with our variable compensation cost structure, lower senior management incentive compensation and a decline in intangible asset amortization expense as a percentage of Net sales.
Corporate segment Income from operations was $487 million in 2017, an increase of $33 million, or 7.4%, compared to $454 million in 2016. Corporate segment operating margin remained flat at 7.7% for 2017 and 2016. Although Income from operations increased, primarily due to an increase in sales volume, Corporate segment operating margin percentage remained flat. The flat operating margin percentage reflects higher hardware sales and an ongoing competitive marketplace, which were fully offset by lower sales payroll expenses.
Small Business segment Income from operations was $74 million in 2017, an increase of $5 million, or 8.0%, compared to $69 million in 2016. Income from operations increased due to an increase in sales volume, while operating margin remained flat at 6.0% for 2017 and 2016. The flat operating margin percentage reflects higher hardware sales and an ongoing competitive marketplace, which were fully offset by lower sales payroll expenses.
Public segment Income from operations was $374 million in 2017, an increase of $6 million, or 1.6%, compared to $368 million in 2016. Public segment operating margin decreased 40 basis points to 6.2% in 2017, from 6.6% in 2016. This decrease in operating margin percentage was primarily driven by higher hardware sales, which were partially offset by lower sales payroll expenses.
Other Income from operations was $58 million in 2017, an increase of $14 million, or 32.8%, compared to $44 million in 2016. Other Income from operations increased primarily due to higher sales volumes and Gross profit as we continue to take share in the local markets. Other operating margin percentage increased 50 basis points to 3.7% in 2017, from 3.2% in 2016. This increase was primarily driven by a decline in intangible asset amortization expense as a percentage of Net sales.

Interest expense, net
Net interest expense in 2017 was $151 million, an increase of $4 million, compared to $147 million in 2016. This increase was primarily driven by mark-to-market gains recognized on our interest rate cap agreements in 2016, with no comparable activity in 2017 due to the election of hedge accounting in February 2017 and by a rising interest rate environment which resulted in higher interest expense on the Term Loan. This was partially offset by a reduced coupon rate due to the refinancing activity that occurred during 2017.
Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During 2017, we recorded a net loss on extinguishments of long-term debt of $57 million compared to $2 million in 2016.
Net loss on extinguishments of long-term debt are as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Amount Extinguished	Loss Recognized
For the Year Ended December 31, 2017
February 2017	Senior Secured Term Loan Facility	$1,483.0	$(13.7)
March 2017	Senior Notes due 2022	600.0	(42.5)	(1)
March 2017	Senior secured asset-based revolving credit facility	—	(1.2)
	Total Loss Recognized		$(57.4)

For the Year Ended December 31, 2016
August 2016	Senior Secured Term Loan Facility	$1,490.4	$(2.1)
	Total Loss Recognized		$(2.1)

(1)
We repaid all of the remaining aggregate principal amount outstanding. The loss recognized represents the difference between the aggregate principal amount and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing costs and premium.

Income tax expense

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act changes several aspects of US federal tax law including: reducing the US corporate income tax rate from 35% to 21% beginning on January 1, 2018; establishing a territorial tax system, which includes a one-time tax on the deemed mandatory repatriation of our international operations’ unremitted earnings which have not been subject to US tax; imposing a minimum US tax on foreign earnings; providing for the immediate expensing of certain qualified property; and changing the tax treatment of performance based executive compensation and certain employee fringe benefits. GAAP requires the income tax effects of the Tax Cuts and Jobs Act to be accounted for in the period of enactment.

The SEC issued Staff Accounting Bulletin 118 allowing for provisional amounts to be recorded during a measurement period not to exceed one year. We recorded provisional amounts for the impact of revaluing deferred tax assets and liabilities, the deemed mandatory repatriation tax of our international operations’ unremitted earnings and the state income tax effects from the change in federal tax law. We continue to analyze the income tax effects of the Tax Cuts and Jobs Act, as well as monitor guidance from the Internal Revenue Service and the US Treasury Department. Any additional income tax effects of the Tax Cuts and Jobs Act are expected to be recorded within the measurement period.
Income tax expense was $137 million in 2017, compared to $248 million in 2016. The effective income tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 20.8% and 36.9% for 2017 and 2016, respectively. We expect to have an effective tax rate of between 24% and 25% in 2018. The 2018 effective tax rate may change due to various factors including: adjustments we make to the estimates of the impact of the Tax Cuts and Jobs Act that were recorded as of December 31, 2017, as well as additional guidance that the Internal Revenue Service, US Treasury Department and state taxing authorities may issue, changes in the estimated excess tax benefits due to the changes in the market value of our common stock and changes in the number of awards vesting and changes in state tax laws.

For 2017, the effective tax rate differed from the US federal statutory rate primarily due to a one-time benefit of $96 million to reflect the revaluation of deferred tax assets and liabilities, excess tax benefits on equity compensation and lower corporate tax rates on our international income, partially offset by state income taxes and a one-time charge of $20 million for the mandatory repatriation tax. For 2016, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes and non-deductible meals and entertainment expenses, which were partially offset by lower corporate tax rates on our international income, a deferred tax benefit as a result of a tax rate reduction in the UK and excess tax benefits on equity-based compensation as a result of adopting ASU 2016-09, Compensation - Stock Compensation. The lower effective tax rate for 2017 as compared to 2016 was primarily attributable to the impact of revaluing deferred tax assets and liabilities, and excess tax benefits on equity compensation, offset by a one-time charge for the mandatory repatriation tax.
Non-GAAP Financial Measure Reconciliations

We have included reconciliations of Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the years ended December 31, 2017 and 2016 below.
Non-GAAP income before income taxes and Non-GAAP net income exclude, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and associated taxes, gains and losses from the extinguishment of debt and integration expenses. EBITDA is defined as consolidated net income before interest expense, net, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items which are described in the table below. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of Net sales. Consolidated Net sales growth on a constant currency basis is defined as consolidated Net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Term Loan used to evaluate our ability to make certain investments, incur additional debt and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Non-GAAP income before income taxes and Non-GAAP net income
Non-GAAP net income was $606 million for the year ended December 31, 2017, an increase of $37 million, or 6.5%, compared to $569 million for the year ended December 31, 2016.

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions)	Income before income taxes	Income tax benefit (expense)	Net income	Income before income taxes	Income tax benefit (expense)	Net income
GAAP (as reported)	$660.3	$(137.3)	$523.0	$672.4	$(248.0)	$424.4
Amortization of intangibles(1)	185.1	(66.6)	118.5	187.2	(67.4)	119.8
Equity-based compensation(2)	43.7	(51.9)	(8.2)	39.2	(15.9)	23.3
Net loss on extinguishments of long-term debt	57.4	(20.7)	36.7	2.1	(0.8)	1.3
Integration expenses(3)	2.5	(0.9)	1.6	7.3	(2.6)	4.7
Reinstatement of prior year unclaimed property balances(4)	4.1	(1.5)	2.6	—	—	—
Deferred tax adjustment due to state law changes	—	1.3	1.3	—	(1.5)	(1.5)
Tax Cuts and Jobs Act	—	(75.5)	(75.5)	—	—	—
Other adjustments(5)	4.9	0.9	5.8	(5.4)	2.4	(3.0)
Non-GAAP	$958.0	$(352.2)	$605.8	$902.8	$(333.8)	$569.0

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes excess tax benefits related to equity-based compensation.

(3)	Comprised of expenses related to CDW UK.

(4)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted during 2017.

(5)
Primarily includes expenses related to payroll taxes on equity-based compensation during 2017. The year ended December 31, 2016 primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago.

Adjusted EBITDA
Adjusted EBITDA was $1,186 million for the year ended December 31, 2017, an increase of $69 million, or 6.1%, compared to $1,117 million for the year ended December 31, 2016. As a percentage of Net sales, Adjusted EBITDA was 7.8% and 8.0% for the years ended December 31, 2017 and 2016, respectively.

	Years Ended December 31,
(in millions)	2017	Percentage of Net Sales	2016	Percentage of Net Sales
Net income	$523.0	3.4%	$424.4	3.0%
Depreciation and amortization	260.9		254.5
Income tax expense	137.3		248.0
Interest expense, net	150.5		146.5
EBITDA	1,071.7	7.1%	1,073.4	7.7%

Adjustments:
Equity-based compensation	43.7		39.2
Net loss on extinguishments of long-term debt	57.4		2.1
Income from equity investment(1)	(0.7)		(1.1)
Integration expenses(2)	2.5		7.3
Reinstatement of prior year unclaimed property balances(3)	4.1		—
Other adjustments(4)	6.9		(3.6)
Total adjustments	113.9		43.9

Adjusted EBITDA	$1,185.6	7.8%	$1,117.3	8.0%

(1)	Represents our share of net income from our equity investment.

(2)	Comprised of expenses related to CDW UK.

(3)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted during 2017.

(4)
Primarily includes expenses related to payroll taxes on equity-based compensation and historical retention costs during 2017. The year ended December 31, 2016 primarily includes our share of the settlement payments received from the Dynamic Random Access Memory class action lawsuits and the favorable resolution of a local sales tax matter, partially offset by expenses related to the consolidation of office locations north of Chicago.

Consolidated Net sales growth on a constant currency basis
Consolidated Net sales increased $1,210 million, or 8.7%, to $15,192 million for the year ended December 31, 2017, compared to $13,982 million for the year ended December 31, 2016. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $1,238 million, or 8.9%, to $15,192 million for the year ended December 31, 2017, compared to $13,954 million for the year ended December 31, 2016.

	Years Ended December 31,
(in millions)	2017	2016	% Change	Average Daily % Change(1)
Net sales, as reported	$15,191.5	$13,981.9	8.7%	8.7%
Foreign currency translation(2)	—	(28.3)
Consolidated Net sales, on a constant currency basis	$15,191.5	$13,953.6	8.9%	8.9%

(1)	There were 254 selling days for the years ended December 31, 2017 and 2016.

(2)	Represents the effect of translating the prior year results of CDW Canada and CDW UK at the average exchange rates applicable in the current year.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Years Ended December 31,
	2016		2015
	Dollars in Millions	Percentage of Net Sales (1)	Dollars in Millions	Percentage of Net Sales (1)
Net sales	$13,981.9	100.0%	$12,988.7	100.0%
Cost of sales	11,654.7	83.4	10,872.9	83.7
Gross profit	2,327.2	16.6	2,115.8	16.3
Selling and administrative expenses	1,345.1	9.6	1,226.0	9.4
Advertising expense	162.9	1.2	147.8	1.1
Income from operations	819.2	5.9	742.0	5.7
Interest expense, net	(146.5)	(1.0)	(159.5)	(1.2)
Net loss on extinguishments of long-term debt	(2.1)	—	(24.3)	(0.2)
Gain on remeasurement of equity investment	—	—	98.1	0.8
Other income (expense), net	1.8	—	(9.3)	(0.1)
Income before income taxes	672.4	4.8	647.0	5.0
Income tax expense	(248.0)	(1.8)	(243.9)	(1.9)
Net income	$424.4	3.0%	$403.1	3.1%

(1)	Percentages may not total due to rounding.

Net sales

Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Years Ended December 31,
	2016		2015
(dollars in millions)	Net Sales	Percentage of Total Net sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change (1)
Corporate (2)	$5,889.8	42.1%	$5,878.7	45.3%	$11.1	0.2%

Small Business (2)	1,140.1	8.2	1,089.6	8.4	50.5	4.6

Public:
Government	1,863.7	13.3	1,700.9	13.1	162.7	9.6
Education	2,018.3	14.4	1,818.8	14.0	199.5	11.0
Healthcare	1,707.4	12.2	1,663.9	12.8	43.5	2.6
Total Public	5,589.4	40.0	5,183.6	39.9	405.7	7.8

Other	1,362.6	9.7	836.8	6.4	525.9	62.8

Total Net sales	$13,981.9	100.0%	$12,988.7	100.0%	$993.2	7.6%

(1)	There were 254 selling days for the years ended December 31, 2016 and 2015.

(2)	Amounts have been recast to present Small Business as its own operating and reportable segment.
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
Corporate segment Net sales in 2016 increased $11 million, or 0.2%, year over year, as customer demand for longer tail purchases, including data center and networking solutions, was impacted by slow economic growth and market trends. Corporate had strong sales performance in notebook/mobile devices and software products.
Economic conditions had less of an impact on Small Business results, as Net sales to Small Business customers increased by $51 million, or 4.6%, between periods, driven by growth in notebooks/mobile devices, desktops and video projection hardware.
Public segment Net sales in 2016 increased $406 million, or 7.8%, between years. Net sales to government customers increased $163 million, or 9.6%. State and local government customers continued to focus on public safety and we benefited from new contracts. Our Federal channel saw low single-digit growth as the success we had meeting new strategic programs was partially offset by the impact of several large client device purchase orders that were delayed into 2017. Net sales to education customers increased $199 million, or 11.0%, year over year, driven by continued success providing client devices to support digital testing and curriculums, as well as desktops and video projection hardware to support new learning environments for students. Healthcare growth was 2.6% or $43 million, driven by notebooks/mobile devices, desktops, and software. Patient data security continues to be a top concern. We continued to see some of our larger customers shifting priorities to reducing costs due to industry consolidation.
Net sales in Other, which is comprised of our Canadian and CDW UK operations, increased $526 million, or 62.8%, compared to 2015. The increase in Net sales was primarily driven by the impact of consolidating twelve months of CDW UK Net sales in 2016 compared to consolidating five months of CDW UK results in 2015. Both our Canadian and UK businesses grew high-single digits in local currency in 2016. Currency was impacted by Canadian dollar to US dollar translation in the first half of the year and British pound to US dollar translation in the second half.
Gross profit

Gross profit increased $211 million, or 10.0%, to $2,327 million in 2016, compared to $2,116 million in 2015. As a percentage of Net sales, Gross profit increased 30 basis points to 16.6% in 2016, from 16.3% in 2015.

Gross profit margin was positively impacted by a higher mix of net service contract revenue as customers looked to extend the life of equipment through warranties, protect their software investments through software assurance and adopt cloud solutions to deliver certain workloads. All of these solutions grew faster than our overall Net sales. In addition, vendor partner funding positively impacted gross margin. These increases helped offset the impact from unfavorable product margin.

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
Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change was as follows:

	Years Ended December 31,
	2016		2015
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Income from Operations
Segments: (1)
Corporate(2)(3)(4)	$453.6	7.7%	$432.5	7.4%	4.9%
Small Business(2)(3)(4)	68.9	6.0	68.3	6.3	0.9
Public(2)(4)	368.0	6.6	328.6	6.3	12.0
Other(4)(5)	43.6	3.2	27.1	3.2	60.9
Headquarters(6)	(114.9)	nm*	(114.5)	nm*	0.3
Total Income from operations	$819.2	5.9%	$742.0	5.7%	10.4%

 * Not meaningful

(1)
Segment income from operations includes the segment’s direct operating income, allocations for certain Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)
Certain costs related to technology specialists have been reclassified between our Corporate, Small Business and Public segments. The prior period has been reclassified to conform to the current period presentation.

(3)	Amounts have been recast to present Small Business as its own operating and reportable segment.

(4)
Effective January 1, 2016, CDW Advanced Services is included in our Corporate, Small Business and Public segments and Other is comprised of CDW Canada and CDW UK. The prior period has been reclassified to conform to the current period presentation.

(5)	Includes the financial results for our other operating segments, CDW Canada and CDW UK, which do not meet the reportable segment quantitative thresholds.

(6)
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

Corporate segment income from operations was $454 million in 2016, an increase of $21 million, or 4.9%, compared to $433 million in 2015. Corporate segment operating margin increased 30 basis points to 7.7% in 2016, from 7.4% in 2015. This increase was primarily due to an increase in Gross profit driven by a higher mix of net service contract revenue, as well as higher volume rebates, partially offset by an increase in Selling and administrative expenses as a percentage of Net sales, due to higher sales payroll costs.

Small Business segment income from operations was $69 million in 2016, an increase of $1 million, or 0.9%, compared to 2015. Small Business operating margin decreased by 30 basis points to 6.0% in 2016, from 6.3% in 2015. The decrease in operating margin was primarily due to an increase in Selling and administrative expenses as a percentage of Net sales, due to higher sales payroll costs.

Public segment income from operations was $368 million in 2016, an increase of $39 million, or 12.0%, compared to $329 million in 2015. Public segment operating margin increased 30 basis points to 6.6% in 2016, from 6.3% in 2015. This decrease was driven primarily due to an increase in Net sales and Gross profit driven by a higher mix of net service contract revenue, as well as higher volume rebates, partially offset by an increase in Selling and administrative expenses as a percentage of Net sales, due to higher sales payroll costs.

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

Net loss on extinguishments of long-term debt
For information regarding our debt, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements. During 2016, we recorded a net loss on extinguishments of long-term debt of $2 million compared to $24 million in 2015.
Net loss on extinguishments of long-term debt are as follows:

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
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the years ended December 31, 2016 and 2015 below. See the “Non-GAAP Financial Measure Reconciliations” section included above for the years ended December 31, 2017 and 2016 for all Non-GAAP measure definitions.

Non-GAAP net income
Non-GAAP net income was $569 million for the year ended December 31, 2016, an increase of $65 million, or 13.0%, compared to $504 million for the year ended December 31, 2015.

(in millions)	Year Ended December 31, 2016			Year Ended December 31, 2015(7)
	Income before income taxes	Income tax benefit (expense)	Net income	Income before income taxes	Income tax benefit (expense)	Net income
As reported	$672.4	$(248.0)	$424.4	$647.0	$(243.9)	$403.1
Amortization of intangibles(1)	187.2	(67.4)	119.8	173.9	(66.1)	107.8
Equity-based compensation(2)	39.2	(15.9)	23.3	31.2	(11.9)	19.3
Equity-based compensation related to equity investment(3)	—	—	—	20.0	(7.6)	12.4
Net loss on extinguishments of long-term debt	2.1	(0.8)	1.3	24.3	(9.2)	15.1
Acquisition and integration expenses(4)	7.3	(2.6)	4.7	10.2	(3.9)	6.3
Gain on remeasurement of equity investment(5)	—	—	—	(98.1)	37.3	(60.8)
Deferred tax adjustment due to state law changes	—	(1.5)	(1.5)	—	(4.0)	(4.0)
Withholding tax expense on the unremitted earnings of our Canadian subsidiary	—	—	—	—	3.3	3.3
Other adjustments(6)	(5.4)	2.4	(3.0)	3.7	(2.7)	1.0
Non-GAAP	$902.8	$(333.8)	$569.0	$812.2	$(308.7)	$503.5

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes excess tax benefits related to equity-based compensation.

(3)	Represents our 35% share of an expense related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to our acquisition of CDW UK.

(4)	Comprised of expenses related to CDW UK.

(5)	Represents the gain resulting from the remeasurement of our previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(6)
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

	Years Ended December 31,
(in millions)	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Net income	$424.4	3.0%	$403.1	3.1%
Depreciation and amortization	254.5		227.4
Income tax expense	248.0		243.9
Interest expense, net	146.5		159.5
EBITDA	1,073.4	7.7%	1,033.9	8.0%

Adjustments:
Non-cash equity-based compensation	39.2		31.2
Net loss on extinguishments of long-term debt	2.1		24.3
(Income) loss from equity investments(1)	(1.1)		10.1
Acquisition and integration expenses(2)	7.3		10.2
Gain on remeasurement of equity investment(3)	—		(98.1)
Other adjustments(4)	(3.6)		6.9
Total adjustments	43.9		(15.4)

Adjusted EBITDA(5)	$1,117.3	8.0%	$1,018.5	7.8%

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

	Years Ended December 31,
(in millions)	2016	2015	% Change	Average Daily % Change (1)
Net sales, as reported	$13,981.9	$12,988.7	7.6%	7.6%
Foreign currency translation(2)	—	(76.3)
Consolidated Net sales, on a constant currency basis	$13,981.9	$12,912.4	8.3%	8.3%

(1)	There were 254 selling days for the years ended December 31, 2016 and 2015.

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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations. We also have $996 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($68 million at December 31, 2017) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and stock repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
Long-Term Debt Activities
On March 31, 2017, we amended, extended and increased our Revolving Loan to a five-year, $1.5 billion senior secured asset-based revolving credit facility, with the facility being available to us for borrowings, issuance of letters of credit and floorplan financing. In connection with the amendment of the previous facility, we recorded a loss on extinguishment of long-term debt of $1 million in the Consolidated Statement of Operations during 2017, representing a write-off of a portion of unamortized deferred financing costs. Fees of $4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis. These deferred financing costs are recorded in Other assets on the Consolidated Balance Sheets.
On March 2, 2017, the proceeds from the issuance of the 2025 Senior Notes, along with cash on hand and proceeds from Revolving Loan borrowings, were deposited with the trustee to redeem all of the remaining $600 million aggregate principal amount of the 2022 Senior Notes at a redemption price of 106.182% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was April 2, 2017. On the same date, the indenture governing the 2022 Senior Notes was satisfied and discharged. In connection with this redemption, we recorded a loss on extinguishment of long-term debt of $43 million in the Consolidated Statement of Operations for 2017. This loss represents $37 million in redemption premium and $6 million for the write-off of the remaining deferred financing costs related to the 2022 Senior Notes.
On February 28, 2017, we amended the Term Loan to reprice the facility, reducing interest rate margins by 25 basis points. The Term Loan replaced the prior senior secured term loan facility (the “Prior Term Loan Facility”) that had an outstanding aggregate principal amount of $1.5 billion. We are required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Prior Term Loan Facility, with the remaining principal amount payable on the maturity date of August 17, 2023, which was retained from the Prior Term Loan Facility. In connection with this refinancing, we recorded a loss on extinguishment of long-term debt of $14 million in the Consolidated Statement of Operations for the year ended December 31, 2017. This loss represented the write-off of a portion of the unamortized deferred financing costs of $5 million and unamortized discount related to the Prior Term Loan Facility of $9 million. In connection with the issuance of the Term Loan, we incurred and recorded $2 million in deferred financing fees, which are recorded as a reduction to the debt as of December 31, 2017.
Refer to Note 10 (Long-Term Debt) for additional information.
Share Repurchase Program
During 2017, we repurchased 9 million shares of our common stock for $534 million under the previously announced $750 million share repurchase program. On August 3, 2017, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock in the open market or through privately negotiated or other transactions, depending on share price, market conditions and other factors. As of

December 31, 2017, we have $858 million remaining under this program. For more information on our share repurchase program, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Refer to Note 12 (Stockholders’ Equity) for additional information.
Dividends
A summary of 2017 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.160	February 7, 2017	February 24, 2017	March 10, 2017
$0.160	May 3, 2017	May 25, 2017	June 12, 2017
$0.160	August 3, 2017	August 25, 2017	September 11, 2017
$0.210	November 1, 2017	November 24, 2017	December 11, 2017
$0.690
On February 7, 2018, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.21 per share. The dividend will be paid on March 12, 2018 to all stockholders of record as of the close of business on February 26, 2018.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$777.7	$604.0	$277.5
Investing activities	(81.1)	(65.9)	(354.4)

Net change in accounts payable - inventory financing	(84.0)	143.6	95.9
Other financing activities	(734.7)	(448.2)	(322.4)
Financing activities	(818.7)	(304.6)	(226.5)

Effect of exchange rate changes on cash and cash equivalents	2.6	(7.4)	(3.5)
Net (decrease) increase in cash and cash equivalents	$(119.5)	$226.1	$(306.9)

Operating Activities
Cash flows from operating activities are as follows:

	Years Ended December 31,
(in millions)	2017	2016	Dollar Change
Net income	$523.0	$424.4	$98.6
Adjustments for the impact of non-cash items(1)	194.4	202.9	(8.5)
Net income adjusted for the impact of non-cash items(2)	717.4	627.3	90.1
Changes in assets and liabilities:
Accounts receivable(3)	(128.4)	(179.9)	51.5
Merchandise inventory(4)	8.5	(68.5)	77.0
Accounts payable-trade	231.5	225.1	6.4
Other(5)	(51.3)	—	(51.3)
Net cash provided by operating activities	$777.7	$604.0	$173.7

(1)	Includes items such as Deferred income taxes, Depreciation and amortization, Equity-based compensation expense and Net loss on extinguishments of long-term debt.

(2)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth and excess tax benefits recognized related to equity-based compensation.

(3)	The change in Accounts receivable was primarily due to the timing of sales compared to the same period in 2016.

(4)
The change in Merchandise inventory was primarily due to higher inventory levels in 2016 compared to 2015 as a result of the timing of inventory shipments to customers, increased returns and higher bill-and-hold orders.

(5)
The change in Other is driven by an increase in the receivables from vendors due to the growth in business and the settlement of our Restricted Debt Unit Plan liability, partially offset by an increase in accrued marketing expenses.

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

(3)
The change in cash flows was primarily due to an increase in collections during 2016 due to the higher accounts receivable balance as of December 31, 2015 driven by higher sales in our Public segment where customers generally take longer to pay than customers in our Corporate and Small Business segments. In addition, the lower accounts receivable balances as of December 31, 2014, driven by early payments from certain customers, resulted in lower cash flows in the prior year period.

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
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2017	2016	2015
Days of sales outstanding (DSO)(1)	52	51	48
Days of supply in inventory (DIO)(2)	12	12	13
Days of purchases outstanding (DPO)(3)	(45)	(44)	(40)
Cash conversion cycle	19	19	21

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

The cash conversion cycle was 19 days at December 31, 2017 and 2016. The increase in DSO was primarily driven by higher Net sales and related Accounts receivable for third-party services such as SaaS, software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. This also results in a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition, DPO also increased due to the mix of payables with certain vendors that have longer payment terms.
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
Investing Activities
Net cash used in investing activities increased $15 million in 2017 compared to 2016. Capital expenditures increased $17 million to $81 million from $64 million for 2017 and 2016, respectively, primarily related to improvements to our information technology systems.
Net cash used in investing activities decreased $289 million in 2016 compared to 2015. The decrease in cash used was primarily due to the completion of the acquisition of CDW UK in 2015. Additionally, capital expenditures decreased $26 million to $64 million from $90 million for 2016 and 2015, respectively, primarily due to spending for our new office location in 2015.
Financing Activities
Net cash used in financing activities increased $514 million in 2017 compared to 2016. The increase was primarily driven by changes in accounts payable-inventory financing, which resulted in an increase in cash used for financing activities of $228 million and by share repurchases during 2017, which resulted in an increase in cash used for financing activities of $167 million. For more information on our share repurchase program, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The increase in cash used for Accounts payable-inventory financing was primarily driven by the termination of one of our inventory financing agreements in the fourth quarter of 2016, with amounts owed subsequently reported as Accounts payable - trade on the Consolidated Balance Sheet, which reduced cash flows reported as financing activities during 2017. In addition, an increase in incentive compensation plan tax withholdings paid of $50 million, coupled with an increase in dividends paid of $28 million, contributed to the increase in cash used in financing activities.
Net cash used in financing activities increased $78 million in 2016 compared to 2015. The increase was primarily driven by higher share repurchases during the year ended December 31, 2016, which resulted in an increase in cash used for financing activities of $126 million. The increase was partially offset by the changes in accounts payable-inventory financing, which resulted in an increase in cash provided for financing activities of $48 million. The increase in cash provided by accounts payable-inventory financing was primarily due to a new vendor added to our previously existing inventory financing agreement. For a description of the inventory financing transactions impacting each period, see Note 7 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements. For more information on our share repurchase program, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Long-Term Debt and Financing Arrangements
As of December 31, 2017, we had total indebtedness of $3.2 billion, of which $1.5 billion was secured indebtedness. At December 31, 2017, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $1.2 billion at December 31, 2017. The amount of restricted payment capacity for the CDW UK Term Loan was $98 million.
For additional details regarding our debt and refinancing activities, refer to Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For further details, see Note 7 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases and payment obligations under the Tax Cuts and Jobs Act. Our estimated future payments, based on undiscounted amounts, under these obligations that existed as of December 31, 2017, are as follows:

	Payments Due by Period
(in millions)	Total	2018	2019-2020	2021-2022	2023 & Thereafter
Term Loan(1)	$1,762.7	$66.1	$136.4	$134.2	$1,426.0
CDW UK Term Loan(1)	80.3	8.2	16.0	56.1	—
Senior Notes due 2023(2)	682.5	26.3	52.5	52.5	551.2
Senior Notes due 2024(2)	796.4	31.6	63.3	63.3	638.2
Senior Notes due 2025(2)	840.0	30.0	60.0	60.0	690.0
Operating leases(3)	131.8	22.1	42.8	23.5	43.4
Mandatory repatriation tax(4)	20.3	1.6	3.2	3.2	12.3
Total	$4,314.0	$185.9	$374.2	$392.8	$3,361.1

(1)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for variable rate debt were calculated using interest rates as of December 31, 2017. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(2)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Notes is calculated using the stated interest rates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)	Includes the minimum lease payments for non-cancelable operating leases of properties and equipment used in our operations. Capital leases included in property and equipment are not material.

(4)	Represents future cash tax payments for the deemed mandatory repatriation of our international operations unremitted earnings, as required by the Tax Cuts and Jobs Act.
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
Commitments and Contingencies
The information set forth in Note 16 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
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
We leverage drop-shipment arrangements with many of our vendors and suppliers to deliver products to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. We recognize revenue on a gross basis as the principal in the transaction because we are the primary obligor in the arrangement, we assume inventory risk if the product is returned by the customer, we set the price of the product charged to the customer, we assume credit risk for the amounts invoiced, and we work closely with our customers to determine their hardware and software specifications. These arrangements represent approximately 50% of total Net sales, of which approximately 25% relate to electronic delivery for software licenses.
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
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level. We perform an evaluation of goodwill, utilizing either a quantitative or qualitative impairment test. A qualitative assessment is performed on at least an annual basis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform a quantitative impairment test for each reporting unit every three years, or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. Our reporting units used to assess potential goodwill impairment are the same as our operating segments.
Under a quantitative assessment, goodwill impairment is identified by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Fair value of a reporting unit is determined by using a weighted combination of an income approach (75%) and a market approach (25%), as this combination is considered the most indicative of our fair value in an orderly transaction between market participants.
Under the income approach, we determine fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The estimated future cash flows of each reporting unit are based on internally generated forecasts for the remainder of the respective reporting period and the next five years. We use a range of 2.0-3.5% long-term assumed consolidated annual Net sales growth rate for periods after the terminal year.
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
2017 Impairment Analysis
We completed our annual impairment analysis as of December 1, 2017. For the Corporate, Small Business and UK reporting units, we performed a qualitative analysis. We determined that it was more-likely-than-not that the individual fair values of the Corporate, Small Business and UK reporting units exceeded the individual carrying values and therefore a quantitative impairment analysis was deemed unnecessary. Although uncertainty regarding the impact of Brexit still exists in the current year, we do not believe there to be any additional risk that would indicate the quantitative analysis performed in the prior year to have different results. Therefore a qualitative analysis was deemed appropriate for the UK reporting unit. We performed a quantitative analysis of the Public and Canada reporting units. Based on the results of the quantitative analysis, we determined that the fair value of the Public and Canada reporting units exceeded their carrying values by 179% and 153%, respectively, and no impairment existed. We identified that the most sensitive assumptions used in the quantitative analysis were Net sales growth and EBITDA margin and, although we believe our assumptions are reasonable based on current market conditions, actual results may vary significantly and could expose us to impairment charges in the future.
With the establishment of Small Business as its own reporting unit, we performed a quantitative analysis in order to allocate Goodwill between Corporate and Small Business. Based on the results of the quantitative analysis performed as of January 1, 2017, we determined that the fair values of Corporate and Small Business reporting units exceeded their carrying values by 227% and 308%, respectively, and no impairment existed.
2016 Impairment Analysis
We completed our annual impairment analysis as of December 1, 2016. For the Corporate (which, as of December 1, 2016, included Small Business), Public and Canada reporting units, we performed a qualitative analysis. We determined that it was more-likely-than-not that the individual fair values of the Corporate, Public and Canada reporting units exceeded the individual carrying values and therefore a quantitative impairment analysis was deemed unnecessary. Due to the substantial uncertainty regarding the impact of Brexit, we performed a quantitative analysis of the CDW UK reporting unit. Based on the results of the quantitative analysis, we determined that the fair value of the CDW UK reporting unit exceeded its carrying value by 16% and no impairment existed. We identified that the most sensitive assumptions used in the quantitative analysis were Net sales growth and EBITDA margin and, although we believe our assumptions are reasonable based on current market conditions, actual results may vary significantly and could expose us to impairment charges in the future.

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
During the years ended December 31, 2017 and 2016, we concluded our intangible assets with finite lives were not impaired and no changes to the remaining useful lives were necessary.
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
The Tax Cuts and Jobs Act contains a provision which subjects a US parent of a foreign subsidiary to current US tax on its global intangible low-tax income (“GILTI”). The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for taxable years 2018 through 2025 and 13.125% after 2025. As we continue to evaluate our accounting policy with respect to GILTI, the provisional estimates were reported on the basis that GILTI will be accounted for as a period cost when incurred. Accordingly, we are not providing deferred taxes for basis differences expected to reverse as GILTI.
Recent Accounting Pronouncements
The information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Subsequent Events
The information set forth in Note 21 (Subsequent Events) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

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
As of December 31, 2017, we have interest rate cap agreements in effect through December 31, 2018 with a combined notional amount of $1.4 billion which entitle us to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period.
For additional details, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of CDW Corporation and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
February 28, 2018

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$144.2	$263.7
Accounts receivable, net of allowance for doubtful accounts of $6.2 and $5.9, respectively	2,320.5	2,168.6
Merchandise inventory	449.5	452.0
Miscellaneous receivables	336.5	234.9
Prepaid expenses and other	127.4	118.9
Total current assets	3,378.1	3,238.1
Property and equipment, net	161.1	163.7
Goodwill	2,479.6	2,455.0
Other intangible assets, net	897.0	1,055.6
Other assets	40.8	36.0
Total Assets	$6,956.6	$6,948.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$1,317.7	$1,072.9
Accounts payable-inventory financing	498.0	580.4
Current maturities of long-term debt	25.5	18.5
Deferred revenue	194.0	172.6
Accrued expenses and other current liabilities:
Compensation	129.5	167.6
Interest	21.6	25.1
Sales taxes	43.8	38.0
Advertising	89.2	55.8
Income taxes	15.1	2.6
Other	180.2	147.2
Total current liabilities	2,514.6	2,280.7
Long-term liabilities:
Debt	3,210.0	3,215.9
Deferred income taxes	196.3	369.2
Other liabilities	52.8	37.1
Total long-term liabilities	3,459.1	3,622.2

Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 153.1 and 160.3 shares issued, respectively	1.5	1.6
Less: treasury stock, $0.01 par value, 0.1 and 0 shares held, respectively	—	—
Outstanding common stock, $0.01 par value, 153.0 and 160.3 shares outstanding, respectively	1.5	1.6
Paid-in capital	2,911.6	2,857.3
Accumulated deficit	(1,834.3)	(1,673.8)
Accumulated other comprehensive loss	(95.9)	(139.6)
Total stockholders’ equity	982.9	1,045.5
Total Liabilities and Stockholders’ Equity	$6,956.6	$6,948.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts)

	Years Ended December 31,
	2017	2016	2015
Net sales	$15,191.5	$13,981.9	$12,988.7
Cost of sales	12,741.6	11,654.7	10,872.9
Gross profit	2,449.9	2,327.2	2,115.8
Selling and administrative expenses	1,410.1	1,345.1	1,226.0
Advertising expense	173.7	162.9	147.8
Income from operations	866.1	819.2	742.0
Interest expense, net	(150.5)	(146.5)	(159.5)
Net loss on extinguishments of long-term debt	(57.4)	(2.1)	(24.3)
Gain on remeasurement of equity investment	—	—	98.1
Other income (expense), net	2.1	1.8	(9.3)
Income before income taxes	660.3	672.4	647.0
Income tax expense	(137.3)	(248.0)	(243.9)
Net income	$523.0	$424.4	$403.1

Net income per common share:
Basic	$3.37	$2.59	$2.37
Diluted	$3.31	$2.56	$2.35

Weighted-average common shares outstanding:
Basic	155.4	163.6	170.3
Diluted	158.2	166.0	171.8

Cash dividends declared per common share	$0.6900	$0.4825	$0.3100

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Years Ended December 31,
	2017	2016	2015
Net income	$523.0	$424.4	$403.1
Foreign currency translation, net(1)	43.5	(78.5)	(44.5)
Unrealized gain from hedge accounting, net(2)	0.2	—	—
Other comprehensive income (loss), net of tax	43.7	(78.5)	(44.5)
Comprehensive income	$566.7	$345.9	$358.6

(1)	Net of tax expense of $0.2 million, $0.2 million and $0.3 million, respectively.

(2)	Net of tax expense of $0.1 million for 2017.
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2014	—	$—	172.2	$1.7	—	$—	$2,711.9	$(1,760.5)	$(16.6)	$936.5
Equity-based compensation expense	—	—	—	—	—	—	28.3	—	—	28.3
Stock option exercises	—	—	0.1	—	—	—	2.4	—	—	2.4
Common stock issued for equity-based compensation	—	—	0.3	—	—	—	—	—	—	—
Excess tax benefits from equity-based compensation	—	—	—	—	—	—	0.6	—	—	0.6
Coworker Stock Purchase Plan	—	—	0.3	—	—	—	8.7	—	—	8.7
Common stock issued for acquisition of business	—	—	1.6	—	—	—	55.0	—	—	55.0
Dividends paid	—	—	—	—	—	—	—	(52.9)	—	(52.9)
Net income	—	—	—	—	—	—	—	403.1	—	403.1
Repurchases of common stock	—	—	(6.3)	—	—	—	—	(241.3)	—	(241.3)
Foreign currency translation	—	—	—	—	—	—	—	—	(44.5)	(44.5)
Balance as of December 31, 2015	—	$—	168.2	$1.7	—	$—	$2,806.9	$(1,651.6)	$(61.1)	$1,095.9
Equity-based compensation expense	—	—	—	—	—	—	33.2	—	—	33.2
Stock option exercises	—	—	0.4	—	—	—	7.4	—	—	7.4
Common stock issued for equity-based compensation	—	—	0.2	—	—	—	—	—	—	—
Coworker Stock Purchase Plan	—	—	0.2	—	—	—	9.3	—	—	9.3
Dividends paid	—	—	—	—	—	—	0.5	(79.2)	—	(78.7)
Net income	—	—	—	—	—	—	—	424.4	—	424.4
Repurchases of common stock	—	—	(8.7)	(0.1)	—	—	—	(367.4)	—	(367.5)
Foreign currency translation	—	—	—	—	—	—	—	—	(78.5)	(78.5)
Balance as of December 31, 2016	—	$—	160.3	$1.6	—	$—	$2,857.3	$(1,673.8)	$(139.6)	$1,045.5
Equity-based compensation expense	—	—	—	—	—	—	37.9	—	—	37.9
Stock option exercises	—	—	1.5	—	—	—	13.0	—	—	13.0
Coworker Stock Purchase Plan	—	—	0.2	—	—	—	10.3	—	—	10.3
Dividends paid	—	—	—	—	—	—	0.7	(107.6)	—	(106.9)
Incentive compensation plan shares withheld for taxes	—	—	—	—	0.1	—	(7.6)	(42.0)	—	(49.6)
Net income	—	—	—	—	—	—	—	523.0	—	523.0
Repurchases of common stock	—	—	(8.9)	(0.1)	—	—	—	(533.9)	—	(534.0)
Unrealized gain from hedge accounting	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation	—	—	—	—	—	—	—	—	43.5	43.5
Balance as of December 31, 2017	—	$—	153.1	$1.5	0.1	$—	$2,911.6	$(1,834.3)	$(95.9)	$982.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$523.0	$424.4	$403.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260.9	254.5	227.4
Equity-based compensation expense	43.7	39.2	31.2
Deferred income taxes	(172.7)	(97.2)	(54.5)
Amortization of deferred financing costs, debt premium and debt discount, net	5.2	6.5	6.4
Net loss on extinguishments of long-term debt	57.4	2.1	24.3
Loss from equity investments	—	—	11.2
Gain on remeasurement of equity investment	—	—	(98.1)
Mark-to-market (gain) loss on interest rate cap agreements	(0.5)	(2.6)	2.1
Other	0.4	0.4	0.3
Changes in assets and liabilities:
Accounts receivable	(128.4)	(179.9)	(342.6)
Merchandise inventory	8.5	(68.5)	(31.5)
Other assets	(116.4)	(50.1)	(71.2)
Accounts payable-trade	231.5	225.1	100.5
Other current liabilities	51.4	80.2	47.5
Long-term liabilities	13.7	(30.1)	21.4
Net cash provided by operating activities	777.7	604.0	277.5
Cash flows used in investing activities:
Capital expenditures	(81.1)	(63.5)	(90.1)
Premium payments on interest rate cap agreements	—	(2.4)	(0.5)
Acquisition of business, net of cash acquired	—	—	(263.8)
Net cash used in investing activities	(81.1)	(65.9)	(354.4)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facility	1,560.7	338.8	314.5
Repayments of borrowings under revolving credit facility	(1,560.7)	(338.8)	(314.5)
Repayments of long-term debt	(14.9)	(20.6)	(32.8)
Proceeds from issuance of long-term debt	2,083.0	1,483.0	525.0
Payments to extinguish long-term debt	(2,121.3)	(1,490.4)	(525.3)
Net change in other long-term obligation	(3.8)	15.7	—
Payments of debt financing costs	(9.6)	(5.9)	(6.8)
Net change in accounts payable-inventory financing	(84.0)	143.6	95.9
Effective portion of interest rate cap agreements	0.4	—	—
Proceeds from stock option exercises	13.0	7.4	2.4
Proceeds from Coworker Stock Purchase Plan	10.3	9.3	8.7
Repurchases of common stock	(534.0)	(367.4)	(241.3)
Payment of incentive compensation plan withholding taxes	(49.6)	—	0.6
Dividends	(106.9)	(78.7)	(52.9)
Principal payments under capital lease obligations	(1.3)	(0.6)	—
Net cash used in financing activities	(818.7)	(304.6)	(226.5)
Effect of exchange rate changes on cash and cash equivalents	2.6	(7.4)	(3.5)
Net (decrease) increase in cash and cash equivalents	(119.5)	226.1	(306.9)
Cash and cash equivalents – beginning of period	263.7	37.6	344.5
Cash and cash equivalents – end of period	$144.2	$263.7	$37.6
Supplementary disclosure of cash flow information:
Interest paid	$(148.5)	$(144.3)	$(154.6)
Taxes paid, net	$(275.7)	$(329.2)	$(300.2)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”) is a Fortune 500 company with multi-national capabilities and a leading provider of integrated information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the United States (“US”), the United Kingdom (“UK”) and Canada. The Company’s offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
Throughout this report, the terms “the Company” and “CDW” refer to Parent and its 100% owned subsidiaries.
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 19 (Supplemental Guarantor Information) and does not hold any material assets or engage in any business activities or operations.
In August 2015, the Company completed the acquisition of Kelway TopCo Limited (“Kelway”), a UK-based IT solutions provider with global offerings by purchasing the remaining 65% of its outstanding common stock, which increased the Company’s ownership interest from 35% to 100% and provided the Company control. In 2016 Kelway was rebranded CDW UK.
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
Merchandise Inventory
Inventory is valued at the lower of cost and net realizable value. Cost is determined using a weighted-average cost method. Price protection is recorded when earned as a reduction to the cost of inventory. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the net realizable value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions.
Miscellaneous Receivables
Miscellaneous receivables primarily consist of amounts due from vendors. The Company receives incentives from vendors related to cooperative advertising, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written vendor agreements with specified performance requirements and are recorded as adjustments to Cost of sales or Merchandise inventory, depending on the nature of the incentive.
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
The Company has asset retirement obligations associated with commitments to return property subject to the terms of operating leases to its original condition upon lease termination. At December 31, 2017 and 2016, the Company’s asset retirement liability was less than $2 million and $1 million, respectively.
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
Goodwill
The Company performs an evaluation of goodwill, utilizing either a qualitative or quantitative impairment test. A qualitative assessment is performed at least on an annual basis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs a quantitative impairment test for

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each reporting unit every three years, or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units included in the assessment of potential goodwill impairment are the same as its operating segments. Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level.
Under a qualitative assessment, the most recent quantitative assessment is used to determine if it is more- likely-than-not that the reporting unit’s goodwill is impaired. As part of this qualitative assessment, the Company assesses relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price and entity-specific events to determine if there is an indication of impairment.
Under a quantitative assessment, goodwill impairment is identified by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Fair value of a reporting unit is determined by using a weighted combination of an income approach (75%) and a market approach (25%), as this combination is considered the most indicative of the Company’s fair value in an orderly transaction between market participants.
Under the income approach, the Company determines fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The estimated future cash flows of each reporting unit are based on internally generated forecasts for the remainder of the respective reporting period and the next five years. The Company uses a range of 2.0-3.5% long-term assumed consolidated annual Net sales growth rate for periods after the terminal year.
Under the market approach, the Company utilizes valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples are applied to the reporting units.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including Net sales growth rates, gross profit margins, operating margins, discount rates and future market conditions, among others. Any changes in the judgments, estimates or assumptions used could produce significantly different results.
Intangible Assets
Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives. The cost of computer software developed or obtained for internal use is capitalized and amortized on a straight-line basis over the estimated useful life of the software. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.
The following table shows estimated useful lives of definite-lived intangible assets:

Classification	Estimated Useful Lives
Customer relationships and contracts	3 to 14 years
Trade name	generally 20 years
Internally developed software	3 to 5 years
Other	1 to 10 years
Deferred Financing Costs
Deferred financing costs, such as underwriting, financial advisory, professional fees and other similar fees are capitalized and recognized in Interest expense, net over the estimated life of the related debt instrument using the effective interest

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method or straight-line method, as applicable. The Company classifies deferred financing costs as a direct deduction from the carrying value of the Long-term debt liability on the Consolidated Balance Sheets, except for deferred financing costs associated with revolving credit facilities which are presented as an asset, within Other assets on the Consolidated Balance Sheets.
Derivative Instruments

The Company has interest rate cap agreements for the purpose of hedging its exposure to fluctuations in interest rates. The interest rate cap agreements are designated as cash flow hedges of interest rate risk and recorded at fair value in Other assets on the Consolidated Balance Sheets. The gain or loss on the derivative instruments is reported as a component of Accumulated other comprehensive loss until reclassified to Interest expense in the same period the hedge transaction affects earnings.
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
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss included in Stockholders’ equity are as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Foreign currency translation	$(96.1)	$(139.6)	$(61.1)
Unrealized gain from hedge accounting	0.2	—	—
Accumulated other comprehensive loss	$(95.9)	$(139.6)	$(61.1)
Revenue Recognition
The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers, wholesale distributors and cloud providers. The Company records revenue from sales transactions when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer.
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
Deferred revenue includes (i) payments received from customers in advance of providing the product or performing services and (ii) amounts deferred if other conditions of revenue recognition have not been met.
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
The Tax Cuts and Jobs Act contains a provision which subjects a US parent of a foreign subsidiary to current US tax on its global intangible low-tax income (“GILTI”). The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for taxable years 2018 through 2025 and 13.125% after 2025. As the Company continues to evaluate its accounting policy with respect to GILTI, the provisional estimates were reported on the basis that GILTI will be accounted for as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. The ASU, as amended, will be effective for the Company beginning in the first quarter of 2018. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).
The Company established a cross-functional implementation team to analyze the effect of the ASU. The Company utilized a bottom-up approach to analyze the impact of the standard on its contract portfolio by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. In addition, the Company identified, and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team reports its findings and progress of the project to management and the Audit Committee on a frequent basis.
The Company adopted the guidance on January 1, 2018, and utilized the full retrospective method.
The Company has finalized its accounting policies under the new standard and it has determined:

•
The accounting for bill and hold transactions will result in revenue for certain of those arrangements being recognized earlier than under current GAAP. This change will not materially impact Net sales or Net income;

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In certain security software transactions when accompanying third-party delivered software assurance is deemed to be critical or essential to the core functionality of the software license, the Company has determined that the software license and the accompanying third-party delivered software assurance are a single performance obligation. The value of the product is primarily the accompanying support delivered by a third-party and therefore the Company is acting as an agent in these transactions and will recognize them on a net basis. The Company currently recognizes revenue from the software license on a gross basis (i.e., acting as a principal) and accompanying third-party delivered software assurance on a net basis. This change will reduce both Net sales and Cost of sales with no impact on reported Gross profit.

•	The accounting for revenue related to hardware, software (excluding the above) and services will remain substantially unchanged.
The adoption of the ASU is expected to impact the Company’s results as follows:

	December 31, 2017			December 31, 2016
(in millions) (except per share amounts)	As Reported	New Revenue Standard Adjustment	As Adjusted	As Reported	New Revenue Standard Adjustment	As Adjusted
Net sales	$15,191.5	$(358.6)	$14,832.9	$13,981.9	$(309.2)	$13,672.7
Gross profit	2,449.9	0.3	$2,450.2	2,327.2	1.1	2,328.3
Gross profit margin	16.1%	40 bps	16.5%	16.6%	40 bps	17.0%

Income from operations	866.1	0.4	866.5	819.2	0.8	820.0
Income tax expense	(137.3)	(0.3)	(137.6)	(248.0)	(0.1)	(248.1)
Net income	$523.0	$0.1	$523.1	$424.4	$0.7	$425.1

Net income per common share
Basic	$3.37	$—	$3.37	$2.59	$0.01	$2.60
Diluted	$3.31	$—	$3.31	$2.56	$—	$2.56

	December 31, 2017			December 31, 2016
(in millions)	As Reported	New Revenue Standard Adjustment	As Adjusted(1)	As Reported	New Revenue Standard Adjustment	As Adjusted
Accounts receivable	$2,320.5	$8.8	$2,329.3	$2,168.6	$0.3	$2,168.9
Merchandise inventory	449.5	(38.0)	411.5	452.0	(28.1)	423.9
Miscellaneous receivables	336.5	6.5	343.0	234.9	2.6	237.5
Prepaid expenses and other	127.4	40.9	168.3	118.9	35.3	154.2
Total current assets	3,378.1	18.2	3,396.3	3,238.1	10.1	3,248.2

Other assets	40.8	(8.1)	32.7	36.0	(0.1)	35.9
Total assets	6,956.6	10.1	6,966.7	6,948.4	10.0	6,958.4

Deferred revenue	194.0	(35.2)	158.8	172.6	(29.1)	143.5
Income tax payable	15.1	1.1	16.2	2.6	0.7	3.3
Other accrued expenses	180.2	41.6	221.8	147.2	36.0	183.2
Total current liabilities	2,514.6	7.5	2,522.1	2,280.7	7.6	2,288.3

Total liabilities	5,973.7	7.5	5,981.1	5,902.9	7.6	5,910.5
Total stockholders’ equity	$982.9	$2.7	$985.6	$1,045.5	$2.4	$1,047.9

(1)	Amounts may not cross-foot due to rounding.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of the ASU did not impact cash flow provided by operating activities for the years ended December 31, 2017 and 2016.

3.	Acquisition
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
The unaudited pro forma Consolidated Statements of Operations is as follows:

(in millions)	December 31, 2015
Net sales	$13,507.6
Net income	$363.7
The unaudited pro forma information above reflects the following adjustments:

(i)	Excludes acquisition and integration expenses directly related to the transaction.

(ii)	Includes additional amortization expense related to the fair value of acquired intangibles.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii)	Excludes the gain of resulting from the remeasurement of the Company’s previously held 35% equity investment to fair value upon the completion of the acquisition.

(iv)	Excludes the Company’s share of net income/loss from its previously held 35% equity investment prior to the completion of the acquisition.

(v)	Excludes non-cash equity-based compensation related to certain equity awards granted by one of the sellers to CDW UK coworkers in July 2015 prior to the completion of the acquisition.

(vi)	Includes additional non-cash equity-based compensation related to equity awards granted to CDW UK coworkers after the completion of the acquisition.

(vii)	Includes the elimination of inter-company sales transactions prior to the completion of the acquisition.

4.	Miscellaneous Receivables
Miscellaneous receivables consist of the following:

	December 31,
(in millions)	2017	2016
Vendor partner receivables	$279.2	$186.6
Other	57.3	48.3
Total	$336.5	$234.9

5.	Property and Equipment
Property and equipment consists of the following:

	December 31,
(in millions)	2017	2016
Building and leasehold improvements	$123.0	$120.4
Computer and data processing equipment	116.4	101.7
Machinery and equipment	45.6	43.2
Land	27.7	27.7
Furnitures and fixtures	22.7	23.8
Construction in progress	17.9	20.4
Computer software	9.6	10.8
Property and equipment, gross	362.9	348.0
Less: accumulated depreciation	(201.8)	(184.3)
Property and equipment, net	$161.1	$163.7
During 2017, 2016 and 2015, the Company recorded disposals of $23 million, $50 million and $17 million, respectively, to remove assets that were no longer in use from property and equipment. The Company recorded a pre-tax loss of less than $1 million for all periods for certain disposed assets that were not fully depreciated.
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $40 million, $38 million and $29 million, respectively.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill by reportable segment are as follows:

(in millions)	Corporate	Small Business(2)	Public	Other(4)	Consolidated
Balance at December 31, 2014(1)	$1,045.9	$185.9	$911.3	$74.5	$2,217.6
Foreign currency translation	—	—	—	(22.4)	(22.4)
Acquisition	—	—	—	305.2	305.2
Balance at December 31, 2015(1)	1,045.9	185.9	911.3	357.3	2,500.4
Foreign currency translation	—	—	—	(45.4)	(45.4)
CDW Advanced Services Allocation(3)	28.2	—	18.3	(46.5)	—
Balance at December 31, 2016(1)	1,074.1	185.9	929.6	265.4	2,455.0
Foreign currency translation	—	—	—	24.6	24.6
Balances as of December 31, 2017(1)	$1,074.1	$185.9	$929.6	$290.0	$2,479.6

(1)	Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively.

(2)	Amounts have been recast to present Small Business as its own operating and reportable segment.

(3)	Effective January 1, 2016, the CDW Advanced Services business is included in the Company's Corporate and Public segments.

(4)	Other is comprised of Canada and CDW UK operating segments.
With the establishment of Small Business as its own reporting unit, the Company performed a quantitative analysis in order to allocate Goodwill between Corporate and Small Business. Based on the results of the quantitative analysis performed as of January 1, 2017, the Company determined that the fair values of Corporate and Small Business reporting units exceeded their carrying values by 227% and 308%, respectively, and no impairment existed.
December 1, 2017 Impairment Analysis
The Company completed its annual impairment analysis as of December 1, 2017. For the Corporate, Small Business and UK reporting units, the Company performed a qualitative analysis. The Company determined that it was more-likely-than-not that the individual fair values of the Corporate, Small Business and UK reporting units exceeded the respective carrying values and therefore a quantitative impairment analysis was deemed unnecessary. Although uncertainty regarding the impact of the Referendum on the UK’s Membership of the European Union (“EU”), advising for the exit of the UK from the EU (referred to as “Brexit”) still exists in the current year, the Company does not believe there to be any additional risk that would indicate the quantitative analysis performed in the prior year would have a different result. Therefore, a qualitative analysis was deemed appropriate for the UK reporting unit. The Company performed a quantitative analysis of the Public and Canada reporting units. Based on the results of the quantitative analysis, the Company determined that the fair value of the Public and Canada reporting units exceeded their carrying values by 179% and 153%, respectively, and no impairment existed.
December 1, 2016 Impairment Analysis
The Company completed its annual impairment analysis as of December 1, 2016. For the Corporate (which, as of December 1, 2016, included Small Business), Public and Canada reporting units, the Company performed a qualitative analysis. The Company determined that it was more-likely-than-not that the individual fair values of the Corporate, Public and Canada reporting units exceeded the respective carrying values. As a result of this determination, the quantitative impairment analysis was deemed unnecessary. Due to the substantial uncertainty regarding the impact of Brexit, the Company performed a quantitative analysis of the CDW UK reporting unit. Based on the results of the quantitative analysis, the Company determined that the fair value of the CDW UK reporting unit exceeded its carrying value and no impairment existed.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets
A summary of intangible assets is as follows:

(in millions)
December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts	$2,106.8	$(1,490.8)	$616.0
Trade name	422.2	(216.3)	205.9
Internally developed software	162.6	(89.6)	73.0
Other	2.9	(0.8)	2.1
Total	$2,694.5	$(1,797.5)	$897.0

December 31, 2016
Customer relationships and contracts	$2,084.6	$(1,322.7)	$761.9
Trade name	422.1	(195.2)	226.9
Internally developed software	142.6	(77.7)	64.9
Other	6.0	(4.1)	1.9
Total	$2,655.3	$(1,599.7)	$1,055.6
During the years ended December 31, 2017 and 2016, the Company recorded disposals of $24 million and $29 million, respectively, to remove fully amortized internally developed software assets that were no longer in use.
Amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015 was $221 million, $216 million and $199 million, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)
Years ending December 31,	Estimated Future Amortization Expense
2018	$219.8
2019	201.4
2020	167.6
2021	72.3
2022	38.4
Thereafter	197.5
Total future amortization expense	$897.0

7.	Inventory Financing Agreements
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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in accounts payable-inventory financing are as follows:

	December 31,
(in millions)	2017	2016
Revolving Loan inventory financing agreement(1)	$480.9	$558.3
Other inventory financing agreements(2)	17.1	22.1
Accounts payable-inventory financing	$498.0	$580.4

(1)
The Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”) includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

(2)
The Company also maintains other inventory financing agreements with financial intermediaries to facilitate the purchase of inventory from certain vendors. As of December 31, 2017 and 2016, amounts collateralized by the inventory purchased under these financing agreements and a second lien on the related accounts receivable were $1 million and $3 million, respectively.

8.	Lease Commitments
The Company is obligated under various non-cancelable operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2017, 2016 and 2015, rent expense under these lease arrangements was $29 million, $27 million and $25 million, respectively. Capital leases included in property and equipment are not significant.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows:

(in millions)
Years ending December 31,	Future Minimum Lease Payments
2018	$22.1
2019	21.8
2020	21.0
2021	14.5
2022	9.0
Thereafter	43.4
Total future minimum lease payments	$131.8

9.	Financial Instruments
The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds 1.5% during the agreement period. The interest rate cap agreements are in effect from January 17, 2017 through December 31, 2018 with a combined notional amount of $1.4 billion. As of December 31, 2017 and 2016, the interest rate cap agreements had a fair value of $5 million and are classified within Other Assets on the Consolidated Balance Sheets.
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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The counterparty credit spreads are based on publicly available credit information obtained from a third party credit data provider. For additional details, see Note 10 (Long-Term Debt).
During the first quarter of 2017, the Company designated the interest rate cap agreements as cash flow hedges. The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly into earnings. The Company's interest rate cap agreements were deemed effective during 2017, and the Company expects the derivatives will continue to be effective for the next twelve months. The Company recorded an insignificant gain, net of tax expense, for the effective portion of the interest rate cap agreements into Accumulated other comprehensive loss for the year ended December 31, 2017. During 2017, the Company reclassified an insignificant amount from Accumulated other comprehensive loss into Interest expense. The Company expects to reclassify $5 million from Accumulated other comprehensive loss into Interest expense during the next twelve months.
Prior to the election of hedge accounting treatment, the Company recognized less than $1 million and $3 million of Interest income during 2017 and 2016, respectively, in the Company's Consolidated Statement of Operations related to the changes in the fair value of the interest rate cap agreements.
10.Long-Term Debt
Long-term debt as of December 31, 2017 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Costs	Total
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility (1)	3.7%	1,468.0	(2.0)	1,466.0
CDW UK term loan	1.9%	75.7	(1.4)	74.3
Senior notes due 2023	5.0%	525.0	(4.5)	520.5
Senior notes due 2024	5.5%	575.0	(5.2)	569.8
Senior notes due 2025	5.0%	600.0	(7.3)	592.7
Other long-term obligations		12.2	—	12.2
Total debt		3,255.9	(20.4)	3,235.5
Less current maturities		(25.5)	—	(25.5)
Long-term debt, excluding current maturities		$3,230.4	$(20.4)	$3,210.0

(1)
The Senior secured term loan facility has a variable interest rate, which has effectively been capped through the use of an interest rate cap (see Note 9 (Financial Instruments)). The interest rate disclosed represents the variable interest rate in effect as of year ended December 31, 2017.

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

Senior Secured Asset-Based Revolving Credit Facility (“Revolving Loan”)

As of December 31, 2017, the Company had no outstanding borrowings under the Revolving Loan, less than $1 million of undrawn letters of credit, $454 million reserved for the floorplan sub-facility and a borrowing base of $1.6 billion, which is based on the amount of eligible inventory and accounts receivable balances as of November 30, 2017. Borrowings under the Revolving Loan are limited by the borrowing base. As of December 31, 2017, the Company could have borrowed up to an additional $996 million under the Revolving Loan. Borrowings are also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lower of (i) $125 million and (ii) the greater of (a) 10.0% of the borrowing base, and (b) $100 million, the lenders are not required to lend additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio, as defined, is at least 1.00 to 1.00.

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR or (ii) the Alternate Base Rate (“ABR”), with the ABR being the greater of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.25% to 1.75% for LIBOR borrowings and 0.25% to 0.75% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan.

On March 31, 2017, the Company amended, extended and increased its Revolving Loan to a five-year, $1.5 billion senior secured asset-based revolving credit facility, with the facility being available to the Company for borrowings, issuance of letters of credit and floorplan financing. The Revolving Loan matures on March 31, 2022. The Revolving Loan replaces the Company’s previous revolving loan credit facility that was to mature on June 6, 2019. The Revolving Loan (i) increases the overall revolving credit facility capacity available to the Company from $1.3 billion to $1.5 billion, (ii) maintains the maximum aggregate amount of increases that may be made to the revolving credit facility of  $300 million, (iii) maintains the fees on the unused portion of the revolving credit facility at 25 basis points, (iv) makes permanent the 25 basis point reduction in the applicable interest rate margin that was previously conditioned on meeting certain credit ratings levels, and (v) maintains the existing inventory floorplan sub-facility. In connection with the amendment of the previous facility, the Company recorded a loss on extinguishment of long-term debt of $1 million in the Consolidated Statement of Operations for the year ended December 31, 2017, representing a write-off of a portion of unamortized deferred financing costs. Fees of $4 million related to the Revolving Loan were capitalized as deferred financing costs and are being amortized over the five-year term of the facility on a straight-line basis. These deferred financing costs are recorded in Other assets on the Consolidated Balance Sheets.
Senior Secured Term Loan Facility (“Term Loan”)
On December 31, 2017, the outstanding principal amount of the Term Loan was $1.5 billion, excluding $2 million of deferred financing costs. On February 28, 2017, the Company amended the Term Loan to reprice the facility, reducing interest rate margins by 25 basis points. Borrowings under the Term Loan bear interest at either (i) the ABR plus a margin or (ii) LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. The margin

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is based upon a net leverage ratio as defined in the agreement governing the Term Loan, which is 1.00% for ABR borrowings and 2.00% for LIBOR borrowings as of December 31, 2017.
The Term Loan was issued at par. The Term Loan replaced the prior senior secured term loan facility (the “Prior Term Loan Facility”) that had an outstanding aggregate principal amount of $1.5 billion. The Company is required to pay quarterly principal installments equal to 0.25% of the original principal amount of the Prior Term Loan Facility, with the remaining principal amount payable on the maturity date of August 17, 2023, which was retained from the Prior Term Loan Facility. In connection with this refinancing, the Company recorded a loss on extinguishment of long-term debt of $14 million in the Consolidated Statement of Operations for the year ended December 31, 2017. This loss represented the write-off of a portion of the unamortized deferred financing costs of $5 million and unamortized discount related to the Prior Term Loan Facility of $9 million. In connection with the issuance of the Term Loan, the Company incurred and recorded $2 million in deferred financing fees, which are recorded as a reduction to the debt and presented in the above table as of December 31, 2017.
CDW UK Term Loan
On August 1, 2016, the Company entered into a new five-year £56 million ($76 million at December 31, 2017) aggregate principal amount term loan facility (“CDW UK Term Loan”), which replaced the prior senior secured term loan facility (the “Prior CDW UK Term Loan Facility”) that had an outstanding principal amount of £56 million. Fees of $1 million were capitalized as deferred financing costs and are being amortized over the term of the loan on a straight-line basis.
Commencing during the quarter ending September 30, 2018, the Company is required to make annual principal installments of £5 million ($7 million at December 31, 2017), with the remaining principal amount payable on the maturity date of August 1, 2021. Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of December 31, 2017, an interest rate of 1.92% was in effect, which represents LIBOR plus a 1.40% margin.
In connection with this refinancing, the Prior CDW UK Term Loan Facility was amended to include both the CDW UK Term Loan and a £50 million ($68 million at December 31, 2017) revolving credit facility (the “CDW UK Revolving Credit Facility”). As of December 31, 2017, the Company had no borrowings from the CDW UK Revolving Credit Facility.
6.0% Senior Notes due 2022 (“2022 Senior Notes”)
On March 2, 2017, the proceeds from the issuance of the 2025 Senior Notes, discussed below, along with cash on hand and proceeds from Revolving Loan borrowings, were deposited with the trustee to redeem all of the remaining $600 million aggregate principal amount of the 2022 Senior Notes at a redemption price of 106.182% of the principal amount redeemed, plus accrued and unpaid interest through the date of redemption. The redemption date was April 2, 2017. On the same date, the indenture governing the 2022 Senior Notes was satisfied and discharged. In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $43 million in the Consolidated Statement of Operations for the year ended December 31, 2017. This loss represents $37 million in redemption premium and $6 million for the write-off of the remaining deferred financing costs related to the 2022 Senior Notes.
5.0% Senior Notes due 2023 (“2023 Senior Notes”)
At December 31, 2017, the outstanding principal amount of the 2023 Senior Notes was $525 million. The 2023 Notes will mature on September 1, 2023 and bear interest rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
5.5% Senior Notes due 2024 (“2024 Senior Notes”)
At December 31, 2017, the outstanding principal amount of the 2024 Senior Notes was $575 million. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.5% per annum, payable semi-annually on June 1 and December 1 of each year.
5.0% Senior Notes due 2025 (“2025 Senior Notes”)

On March 2, 2017, the Company completed the issuance of $600 million aggregate principal amount of 2025 Senior Notes at par. In connection with the issuance of the 2025 Senior Notes, the Company incurred and recorded $7 million in deferred financing fees, which is recorded as a reduction to the debt and presented in the above table as of December 31, 2017.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the outstanding principal amount of the 2025 Senior Notes was $600 million. The 2025 Senior Notes will mature on September 1, 2025 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
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
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 7 (Inventory Financing Agreements)), deposits, and accounts receivable, and a second priority interest in substantially all US assets.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 7 (Inventory Financing Agreements)), deposits, and accounts receivable, and by a first priority interest in substantially all other U.S. assets.
As of December 31, 2017, the Company remained in compliance with the covenants under its various credit agreements. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates. As of December 31, 2017, the amount of CDW’s restricted payment capacity under the Term Loan was $1.2 billion. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25:1.00 on a pro forma basis. The total net leverage ratio was 2.62:1.00 as of December 31, 2017.
Each of the Senior Notes indentures contain negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to enter into sale and lease-back transactions, incur additional secured indebtedness and create liens. The indenture governing each of the Senior Notes do not contain any financial covenants.
The CDW UK Term Loan Agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of December 31, 2017, the amount of restricted payment capacity under the CDW UK Term Loan was £73 million ($98 million at December 31, 2017).
Long-Term Debt Maturities
A summary of Long-term debt maturities is as follows:

(in millions)
Years ending December 31,	Total
2018	$25.5
2019	25.7
2020	25.9
2021	70.3
2022	14.9
Thereafter	3,093.6
$3,255.9
Fair Value
The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes, Term Loan, and CDW UK Term Loan are classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan and CDW UK Revolving Loan approximate fair value if there are outstanding borrowings. The approximate fair values and

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	December 31,
(in millions)	2017	2016
Fair value	$3,366.5	$3,334.8
Carrying value	3,255.9	3,267.8

11.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act changes several aspects of US federal tax law including: reducing the US corporate income tax rate from 35% to 21% beginning on January 1, 2018; establishing a territorial tax system, which includes a one-time tax on the deemed mandatory repatriation of the Company’s international operations’ unremitted earnings which have not been subject to US tax; imposing a minimum US tax on foreign earnings; providing for the immediate expensing of certain qualified property; and changing the tax treatment of performance based executive compensation and certain employee fringe benefits. US GAAP requires the income tax effects of the Tax Cuts and Jobs Act to be accounted for in the period of enactment.

As of December 31, 2017, the Company has not completed its accounting for the income tax effects of the Tax Cuts and Jobs Act; however, it has recorded provisional amounts for the impact of revaluing the deferred tax assets and liabilities, the deemed mandatory repatriation tax on the Company’s international operations’ unremitted earnings which have not been subject to US tax and the state income tax effects related to the change in federal tax law.

The Company recorded an income tax benefit of $96 million to reflect the impact of revaluing US deferred tax assets and liabilities to 21%, which is the rate the Company expects the deferred tax assets and liabilities to reverse. The Company has recorded additional federal income tax expense of $20 million to reflect the deemed mandatory repatriation tax on the Company’s international operations’ unremitted earnings which have not been subject to US tax. The mandatory repatriation tax generated excess foreign tax credits of approximately $14 million, which are available for carryforward. The Company does not expect to utilize the foreign tax credits carryforwards prior to their expiration and it has recorded a $14 million valuation allowance against the foreign tax carryforwards. The Company has recorded additional tax expense of less than $1 million for the state income tax impact of the Tax Cuts and Jobs Act.

As the Company completes its analysis and refines its calculations of the federal and state income tax impact of the Tax Cuts and Jobs Act, it may need to adjust the measurement of the deferred tax assets and liabilities, update the historical earnings of its UK and Canadian operations which will impact the mandatory repatriation tax, foreign tax credit utilization, carryforwards and valuation allowance, and adjust the state income tax expense.
Income before income taxes was taxed under the following jurisdictions:

	Years Ended December 31,
(in millions)	2017	2016	2015
Domestic	$607.1	$635.5	$626.4
Foreign	53.2	36.9	20.6
Total	$660.3	$672.4	$647.0

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Income tax expense (benefit) consist of the following:

	Years Ended December 31,
(in millions)	2017	2016	2015
Current:
Federal	$258.9	$295.7	$258.5
State	29.8	34.9	28.6
Foreign	21.3	16.8	10.1
Total current	310.0	347.4	297.2
Deferred:
Domestic	(168.0)	(90.5)	(48.5)
Foreign	(4.7)	(8.9)	(4.8)
Total deferred	(172.7)	(99.4)	(53.3)
Income tax expense	$137.3	$248.0	$243.9
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate is as follows:

	Years Ended December 31,
(dollars in millions)	2017		2016		2015
Statutory federal income tax rate	$231.1	35.0%	$235.4	35.0%	$226.4	35.0%
State taxes, net of federal effect(1)	18.3	2.8	17.8	2.6	16.5	2.6
Excess tax benefit of equity awards	(36.2)	(5.5)	(1.6)	(0.2)	—	—
Effect of rates different than statutory	(6.3)	(1.0)	(4.5)	(0.7)	(1.9)	(0.3)
Foreign withholding tax	1.0	0.2	0.8	0.1	3.3	0.5
Effect of UK tax rate change on deferred taxes	—	—	(1.5)	(0.2)	(4.0)	(0.6)
Effect of US Tax Cuts and Jobs Act on Deferred Taxes and Mandatory Repatriation Tax	(75.5)	(11.4)	—	—	—	—
Other	4.9	0.7	1.6	0.3	3.6	0.5
Effective tax rate	$137.3	20.8%	$248.0	36.9%	$243.9	37.7%

(1)	The impact of state taxes on excess tax benefits of equity awards and the US Tax Cuts and Jobs Act are presented on the respective separate lines in the effective tax rate reconciliation.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of temporary differences that give rise to the net deferred income tax liabilities is presented below:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Equity compensation plans	$18.7	$29.2
Payroll and benefits	8.0	22.7
Deferred interest	6.8	13.9
Net operating loss and credit carryforwards, net	28.1	12.7
Rent	7.4	11.0
Accounts receivable	5.4	8.3
Other	8.0	6.2
Trade credits	1.5	0.6
Total deferred tax assets	83.9	104.6

Deferred tax liabilities:
Software and intangibles	194.5	337.4
Deferred income	18.6	58.3
International investments	19.2	31.3
Property and equipment	20.4	30.3
Other	12.0	15.3
Total deferred tax liabilities	264.7	472.6
Deferred tax asset valuation allowance	15.5	1.2
Net deferred tax liabilities	$196.3	$369.2
The Company has state and international income tax net operating losses of $29 million, which will expire at various dates from 2025 through 2032 and state and international tax credit carryforwards of $28 million, which expire at various dates from 2019 through 2027.
Due to the nature of the CDW UK acquisition, the Company has provided US income taxes of $19 million on the excess of the financial reporting value of the investment over the corresponding tax basis. As the Company continues to evaluate the Tax Cuts and Jobs Act, the Company has made a provisional determination that it is indefinitely reinvested in its UK business, and therefore will not provide for any deferred US taxes on the earnings of the UK business. The Company has also made a provisional determination that it is not permanently reinvested in its Canadian business and therefore has recognized deferred tax liabilities of $3 million as of December 31, 2017 related to withholding taxes on earnings of its Canadian business.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). In general, the Company is no longer subject to audit by the IRS for tax years through 2013 and state, local or foreign taxing authorities for tax years through 2012. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

12.	Stockholders’ Equity
Share Repurchase Program
The Company has a share repurchase program under which it may repurchase shares of its common stock in the open market or through privately negotiated other transactions, depending on share price, market conditions and other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and repurchases may be commenced or suspended from time to time without prior notice.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, the Company repurchased 9 million shares of its common stock for $534 million under the previously announced $750 million share repurchase program.
On August 3, 2017, the Company announced that its Board of Directors authorized a $750 million increase to the Company’s share repurchase program. As of December 31, 2017, the Company has $858 million remaining under this program.
Treasury Stock
On December 31, 2017, the Company acquired 109,207 shares of its common stock, which are held as treasury stock. The shares were acquired in satisfaction of withholding taxes on behalf of employees under the Performance Share Awards (“PSAs”) program. Refer to Note 13 (Equity-Based Compensation) for additional information on the PSAs.

13.	Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Equity-based compensation expense	$43.7	$39.2	$31.2
Income tax benefit (1)	(15.3)	(13.3)	(10.9)
Equity-based compensation expense (net of tax)	$28.4	$25.9	$20.3

(1)
Represents equity-based compensation tax expense at the statutory tax rates. This line does not include any excess tax benefits associated with equity awards separately disclosed in Note 11 (Income Taxes).

The total unrecognized compensation cost related to nonvested awards was $32 million at December 31, 2017 and is expected to be recognized over a weighted-average period of 1.6 years.
2013 Long-Term Incentive Plan
The 2013 Long-Term Incentive Plan (“2013 LTIP”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 15,500,000 shares of the Company’s common stock, in addition to the 3,798,508 shares of restricted stock granted in exchange for unvested Class B Common Units in connection with the Company’s IPO. As of December 31, 2017, 6,416,547 shares were available for issuance under the 2013 LTIP which was approved by the Company’s pre-IPO shareholders. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
Stock Options
The exercise price of a stock option granted is equal to the fair value of the underlying stock on the date of the grant. Stock options have a contractual term of 10 years and generally vest ratably over three years. To estimate the fair value of options granted, the Company uses the Black-Scholes option pricing model. The weighted-average assumptions used to value the stock options granted were as follows:

	Years Ended December 31,
	2017	2016	2015
Grant date fair value	$12.27	$8.55	$11.13
Volatility (1)	22.00%	25.00%	30.00%
Risk-free rate (2)	2.08%	1.47%	1.75%
Expected dividend yield	1.09%	1.08%	0.72%
Expected term (in years) (3)	6.0	6.0	6.0

(1)	Based upon an assessment of the two-year and five-year historical volatility and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.

(2)	Based on a composite US Treasury rate.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
Calculated using the simplified method, which defines the expected term as the average of the option’s contractual term and the option’s weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

Stock option activity for the year ended December 31, 2017 was as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2017	3,781,051	$29.36
Granted	1,213,299	58.97
Forfeited/Expired	(59,834)	45.76
Exercised(1)	(476,520)	27.37
Outstanding at December 31, 2017	4,457,996	$37.41	7.21	$143.0

Vested and exercisable at December 31, 2017	2,372,046	$25.90	5.97	$103.4
Expected to vest at December 31, 2017	2,056,814	$50.44	8.61	$39.2

(1)	The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $17 million, $7 million and $2 million, respectively.
Restricted Stock Units (“RSUs”)
Restricted stock units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. RSUs generally cliff-vest at the end of four years. The fair value of RSUs is equal to the closing price of the Company’s common stock on date of grant.
RSU activity for the year ended December 31, 2017 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,179,488	$19.52
Granted (1)	25,493	58.90
Vested (2)	(1,032,821)	17.77
Forfeited	(41,091)	23.00
Nonvested at December 31, 2017	131,069	$40.11

(1)	The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $58.90, $39.82 and $36.24, respectively.

(2)	The aggregate fair value of RSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $18 million, $1 million and $1 million, respectively.
Performance Share Units (“PSUs”)
Performance share units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. PSUs are granted under the 2013 LTIP which cliff-vest at the end of three years. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSU activity for the year ended December 31, 2017 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	363,947	$38.92
Granted (1)	254,451	59.00
Attainment Adjustment (2)	361,880	24.40
Vested (3)	(530,569)	37.84
Forfeited	(30,736)	47.28
Nonvested at December 31, 2017	418,973	$50.75

(1)	The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2017, 2016 and 2015 was $59.00, $39.91 and $37.83, respectively.

(2)
During the year ended December 31, 2017, the attainment on PSUs vested at December 31, 2016 was adjusted to reflect actual performance. The weighted-average grant date fair value of PSUs included in the attainment adjustment is $24.40.

(3)	The aggregate fair value of PSUs that vested during the years ended December 31, 2017 and 2016 was $20 million and $9 million, respectively. No PSUs vested during the year ended December 31, 2015.
Performance Share Awards (“PSAs”)
Performance share awards represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. PSAs are granted under the 2013 LTIP which cliff-vest at the end of three years. The percentage of PSAs that shall vest will range from 0% to 200% of the number of PSAs granted based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period.
PSA activity for the year ended December 31, 2017 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	246,012	$38.96
Granted (1)	2,714	—
Vested (2)	(121,266)	37.79
Forfeited	(4,993)	39.79
Nonvested at December 31, 2017	122,467	$40.08

(1)
The weighted-average grant date fair value of PSAs granted during the year ended December 31, 2017 was zero as the units granted consisted of only dividends on previously granted units. The weighted-average grant date fair value of PSAs granted during the years ended December 31, 2016 and 2015 was $40.06 and $37.79, respectively.

(2)	The aggregate fair value of PSAs that vested during the year ended December 31, 2017 was $5 million. No PSAs vested during the years ended December 31, 2016 and 2015.
Restricted Stock (“RSAs”)
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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSA activity for the year ended December 31, 2017 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	26,052	$17.00
Granted	—	—
Vested(1)	(25,398)	17.00
Forfeited	(654)	17.00
Nonvested at December 31, 2017	—	$—

(1)	The aggregate fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was less than $1 million, $1 million and $3 million, respectively.
Equity Awards Granted by Seller of CDW UK
The Company issued 1,634,809 shares of CDW common stock as part of the consideration transferred to certain sellers for the acquisition of CDW UK. One of the sellers granted 608,706 stock options to certain CDW UK coworkers over his shares of CDW common stock received in this transaction. The options are not dilutive for purposes of calculating diluted weighted-average shares outstanding as the underlying shares were issued as part of the consideration transferred and are included within basic weighted-average shares outstanding since the acquisition date. The weighted average grant date fair value of the stock options was $22 million or $35.93 per option. The grant date fair value of the options was determined by calculating the fair value of the common stock that was issued which will eventually settle these options. The exercise price of these stock options is $0.01. The fair value of these stock options has been accounted for as post-combination stock-based compensation, as service is required for the coworkers to retain the awards, and is being amortized over the weighted-average requisite service period. Options that are forfeited prior to vesting will not be available for future option issuances and will revert as consideration to the seller. For further information regarding the acquisition, see Note 3 (Acquisition).

14.	Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Basic weighted-average shares outstanding	155.4	163.6	170.3
Effect of dilutive securities (1)	2.8	2.4	1.5
Diluted weighted-average shares outstanding (2)	158.2	166.0	171.8

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, as their inclusion would have had an anti-dilutive effect.

15.	Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the US. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at the discretion of the Board of Directors. For the years ended December 31, 2017, 2016 and 2015, the amounts expensed for these plans were $20 million, $23 million and $20 million, respectively.
Coworker Stock Purchase Plan
The Company has a Coworker Stock Purchase Plan (the “CSPP”) that provides the opportunity for eligible coworkers to acquire shares of the Company’s common stock at a 5% discount from the closing market price on the final day of the offering period. There is no compensation expense associated with the CSPP.
Restricted Debt Unit Plan
On March 10, 2010, the Company established the Restricted Debt Unit Plan (the “RDU Plan”), an unfunded nonqualified deferred compensation plan. Compensation expense related to the RDU Plan was $2 million, $2 million and $5 million for the years ended December 31, 2017, 2016 and 2015, respectively. On September 15, 2017, the Company settled the RDU Plan. The total payment made on September 15, 2017 was $31 million, which settled the obligation in full.
16.    Commitments and Contingencies
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
As of December 31, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
On October 29, 2015, the Company learned of an investigation by the SEC of the Company’s vendor partner program incentives. On May 19, 2017, the SEC Staff informed the Company that the SEC has concluded its investigation and does not intend to recommend an enforcement action. The investigation did not have any impact on the Company’s financial condition or result of operations other than customary costs related to the Company’s cooperation with the investigation.
17.    Related Party Transactions
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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
18.    Segment Information
The Company’s segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Chief Operating Decision-Maker for deciding how to allocate resources and for assessing performance.
The Company has three reportable segments: Corporate, which is comprised primarily of private sector business customers with more than 250 employees in the US, Small Business, primarily servicing private sector business customers with up to 250 employees in the US, and Public, which is comprised of government agencies and education and healthcare institutions in the US. The Company has two other operating segments: CDW Canada and CDW UK, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). Effective January 1, 2016, CDW Advanced Services is no longer an operating segment. Its results have been allocated to the Corporate, Small Business and Public segments to align the Company's financial reporting with the manner in which the Chief Operating Decision-Maker assesses performance and makes resource allocation decisions. Segment information reported in prior periods has been reclassified to conform to the current period presentation.
The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution and fulfillment services to support the Corporate, Small Business and Public segments. As a result, costs and intercompany charges associated with the logistics function are fully allocated to both of these segments based on a percent of Net sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal and coworker services. Headquarters’ function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below.
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
Selected Segment Financial Information
Information regarding the Company’s segments for the years ended December 31, 2017, 2016 and 2015 is as follows:

(in millions)	Corporate (1)	Small Business (1)	Public	Other	Headquarters	Total
2017:
Net sales	$6,347.0	$1,246.5	$6,037.5	$1,560.5	$—	$15,191.5
Income (loss) from operations	487.0	74.4	374.0	57.9	(127.2)	866.1
Depreciation and amortization expense	(83.1)	(20.7)	(44.8)	(30.9)	(81.4)	(260.9)

2016:
Net sales	$5,889.8	$1,140.1	$5,589.4	$1,362.6	$—	$13,981.9
Income (loss) from operations	453.6	68.9	368.0	43.6	(114.9)	819.2
Depreciation and amortization expense	(82.9)	(20.6)	(44.7)	(32.1)	(74.2)	(254.5)

2015:
Net sales	$5,878.7	$1,089.6	$5,183.6	$836.8	$—	$12,988.7
Income (loss) from operations	432.5	68.3	328.6	27.1	(114.5)	742.0
Depreciation and amortization expense	(82.6)	(20.6)	(44.7)	(16.2)	(63.3)	(227.4)

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Amounts have been recast to present Small Business as its own operating and reportable segment.
Geographic Areas and Revenue Mix
The Company did not have Net sales to individual countries outside of the US exceeding 10% of the Company’s total Net sales in 2017, 2016 or 2015. The Company did not have long-lived assets located in individual countries outside of the US exceeding 10% of the Company’s total long-lived assets as of December 31, 2017 or 2016.
The following table presents Net sales by major category for the years ended December 31, 2017, 2016 and 2015. Categories are based upon internal classifications.

	Year Ended December 31, 2017		Year Ended December 31, 2016 (1)		Year Ended December 31, 2015 (1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$3,490.9	23.1%	$2,921.6	20.9%	$2,537.3	19.5%
Netcomm Products	2,042.9	13.4	1,958.2	14.0	1,915.0	14.7
Desktops	1,159.4	7.6	1,050.0	7.5	965.6	7.4
Video	1,076.9	7.1	962.1	6.9	853.8	6.6
Enterprise and Data Storage (Including Drives)	1,071.5	7.1	1,053.1	7.5	1,067.2	8.2
Other Hardware	3,100.3	20.4	3,042.6	21.8	2,950.5	22.7
Total Hardware	11,941.9	78.7	10,987.6	78.6	10,289.4	79.1

Software	2,540.1	16.7	2,389.3	17.1	2,152.3	16.6
Services(2)	611.3	4.0	575.1	4.1	467.7	3.6
Other (3)	98.2	0.6	29.9	0.2	79.3	0.7
Total Net sales	$15,191.5	100.0%	$13,981.9	100.0%	$12,988.7	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2017.

(2)	Certain software and services revenue are recorded on a net basis for accounting purposes, so the category percentage of net revenues is not representative of the category percentage of gross profits.

(3)	Includes items such as delivery charges to customers and certain commission revenue.
19.    Supplemental Guarantor Information
The 2023 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes are, and, prior to being redeemed in full, the 2022 Senior Notes were, guaranteed by the Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”). All guarantees by the Parent and the Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries (i) are subject to certain customary release provisions contained in the indentures governing the 2023 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes and (ii) were subject to certain customary release provisions contained in the indenture governing the 2022 Senior Notes until such indenture was satisfied and discharged during 2017. CDW LLC's 100% owned foreign subsidiaries, CDW International Holdings Limited, which is comprised of CDW UK and CDW Canada (together the “Non-Guarantor Subsidiaries”), do not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth Condensed Consolidating Balance Sheets as of December 31, 2017 and 2016, Consolidating Statements of Operations for the years ended December 31, 2017, 2016 and 2015, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the “Parent Guarantor”), which has no independent assets or operations, the accounts of CDW LLC (the “Subsidiary Issuer”), the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, and the

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts of CDW Finance Corporation (the “Co-Issuer”) for the periods indicated. The information was prepared on the same basis as the Company’s Consolidated Financial Statements.
Condensed Consolidating Balance Sheet

December 31, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$113.7	$—	$32.4	$—	$(1.9)	$144.2
Accounts receivable, net	—	—	2,007.7	312.8	—	—	2,320.5
Merchandise inventory	—	—	375.7	73.8	—	—	449.5
Miscellaneous receivables	—	103.9	205.0	27.6	—	—	336.5
Prepaid expenses and other	—	18.0	61.4	48.0	—	—	127.4
Total current assets	—	235.6	2,649.8	494.6	—	(1.9)	3,378.1
Property and equipment, net	—	95.0	43.5	22.6	—	—	161.1
Goodwill	—	751.8	1,439.0	288.8	—	—	2,479.6
Other intangible assets, net	—	280.1	424.5	192.4	—	—	897.0
Other assets	1.7	30.7	217.3	2.6	—	(211.5)	40.8
Investment in and advances to subsidiaries	981.2	3,063.5	—	—	—	(4,044.7)	—
Total Assets	$982.9	$4,456.7	$4,774.1	$1,001.0	$—	$(4,258.1)	$6,956.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$42.5	$1,112.1	$165.0	$—	$(1.9)	$1,317.7
Accounts payable-inventory financing	—	1.0	480.9	16.1	—	—	498.0
Current maturities of long-term debt	—	14.9	3.8	6.8	—	—	25.5
Deferred revenue	—	—	104.5	89.5	—	—	194.0
Accrued expenses	—	173.3	222.3	83.8	—	—	479.4
Total current liabilities	—	231.7	1,923.6	361.2	—	(1.9)	2,514.6
Long-term liabilities:
Debt	—	3,134.2	8.3	67.5	—	—	3,210.0
Deferred income taxes	—	66.5	100.1	31.4	—	(1.7)	196.3
Other liabilities	—	43.1	4.6	214.9	—	(209.8)	52.8
Total long-term liabilities	—	3,243.8	113.0	313.8	—	(211.5)	3,459.1
Total stockholders’ equity	982.9	981.2	2,737.5	326.0	—	(4,044.7)	982.9
Total Liabilities and Stockholders’ Equity	$982.9	$4,456.7	$4,774.1	$1,001.0	$—	$(4,258.1)	$6,956.6

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

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$13,631.0	$1,560.5	$—	$—	$15,191.5
Cost of sales	—	—	11,436.1	1,305.5	—	—	12,741.6
Gross profit	—	—	2,194.9	255.0	—	—	2,449.9
Selling and administrative expenses	—	127.2	1,093.1	189.8	—	—	1,410.1
Advertising expense	—	—	166.4	7.3	—	—	173.7
Income (loss) from operations	—	(127.2)	935.4	57.9	—	—	866.1
Interest (expense) income, net	—	(148.3)	4.1	(6.3)	—	—	(150.5)
Net loss on extinguishments of long-term debt	—	(57.4)	—	—	—	—	(57.4)
Other income (expense), net	—	(0.1)	0.7	1.5	—	—	2.1
Income (loss) before income taxes	—	(333.0)	940.2	53.1	—	—	660.3
Income tax (expense) benefit	(0.9)	149.9	(269.7)	(16.6)	—	—	(137.3)
Income (loss) before equity in earnings of subsidiaries	(0.9)	(183.1)	670.5	36.5	—	—	523.0
Equity in earnings of subsidiaries	523.9	707.0	—	—	—	(1,230.9)	—
Net income	$523.0	$523.9	$670.5	$36.5	$—	$(1,230.9)	$523.0

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$12,619.3	$1,362.6	$—	$—	$13,981.9
Cost of sales	—	—	10,514.4	1,140.3	—	—	11,654.7
Gross profit	—	—	2,104.9	222.3	—	—	2,327.2
Selling and administrative expenses	—	114.8	1,057.4	172.9	—	—	1,345.1
Advertising expense	—	—	157.2	5.7	—	—	162.9
Income (loss) from operations	—	(114.8)	890.3	43.7	—	—	819.2
Interest (expense) income, net	—	(145.8)	6.7	(7.4)	—	—	(146.5)
Net loss on extinguishments of long-term debt	—	(2.1)	—	—	—	—	(2.1)
Other income, net	—	0.2	1.0	0.6	—	—	1.8
Income (loss) before income taxes	—	(262.5)	898.0	36.9	—	—	672.4
Income tax (expense) benefit	—	79.9	(319.9)	(8.0)	—	—	(248.0)
Income (loss) before equity in earnings of subsidiaries	—	(182.6)	578.1	28.9	—	—	424.4
Equity in earnings of subsidiaries	424.4	607.0	—	—	—	(1,031.4)	—
Net income	$424.4	$424.4	$578.1	$28.9	$—	$(1,031.4)	$424.4

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Year Ended December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$12,151.2	$837.5	$—	$—	$12,988.7
Cost of sales	—	—	10,158.6	714.3	—	—	10,872.9
Gross profit	—	—	1,992.6	123.2	—	—	2,115.8
Selling and administrative expenses	—	114.5	1,020.9	90.6	—	—	1,226.0
Advertising expense	—	—	143.2	4.6	—	—	147.8
Income (loss) from operations	—	(114.5)	828.5	28.0	—	—	742.0
Interest (expense) income, net	—	(158.3)	2.3	(3.5)	—	—	(159.5)
Net loss on extinguishments of long-term debt	—	(24.3)	—	—	—	—	(24.3)
Management fee	—	4.2	—	(4.2)	—	—	—
Gain on remeasurement of equity investment	—	—	—	98.1	—	—	98.1
Other (expense) income, net	—	(11.1)	1.6	0.2	—	—	(9.3)
Income (loss) before income taxes	—	(304.0)	832.4	118.6	—	—	647.0
Income tax (expense) benefit	—	103.3	(307.2)	(40.0)	—	—	(243.9)
Income (loss) before equity in earnings of subsidiaries	—	(200.7)	525.2	78.6	—	—	403.1
Equity in earnings of subsidiaries	403.1	603.8	—	—	—	(1,006.9)	—
Net income	$403.1	$403.1	$525.2	$78.6	$—	$(1,006.9)	$403.1

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$566.7	$567.6	$670.5	$80.0	$—	$(1,318.1)	$566.7
Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$345.9	$345.9	$578.1	$(49.6)	$—	$(874.4)	$345.9
Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$358.6	$358.6	$525.2	$34.1	$—	$(917.9)	$358.6

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$0.6	$(71.1)	$788.5	$52.3	$—	$7.4	$777.7
Cash flows used in investing activities:
Capital expenditures	—	(55.2)	(6.3)	(19.6)	—	—	(81.1)
Net cash used in investing activities	—	(55.2)	(6.3)	(19.6)	—	—	(81.1)
Cash flows (used in) provided by: financing activities:
Proceeds from borrowings under revolving credit facility	—	1,501.5	—	59.2	—	—	1,560.7
Repayments of borrowings under revolving credit facility	—	(1,501.5)	—	(59.2)	—	—	(1,560.7)
Repayments of long-term debt	—	(14.9)	—	—	—	—	(14.9)
Proceeds from issuance of long-term debt	—	2,083.0	—	—	—	—	2,083.0
Payments to extinguish long-term debt	—	(2,121.3)	—	—	—	—	(2,121.3)
Net change in other long-term obligation	—	—	(3.8)	—	—	—	(3.8)
Payment of debt financing costs	—	(9.6)	—	—	—	—	(9.6)
Net change in accounts payable-inventory financing	—	(0.2)	(78.4)	(5.4)	—	—	(84.0)
Effective portion of interest rate cap agreements	—	0.4	—	—	—	—	0.4
Proceeds from stock option exercises	—	13.0	—	—	—	—	13.0
Proceeds from Coworker stock purchase plan	—	10.3	—	—	—	—	10.3
Repurchases of common stock	(534.0)	—	—	—	—	—	(534.0)
Payment of incentive compensation plan withholding taxes	(49.6)	—	—	—	—	—	(49.6)
Dividends	(106.9)	—	—	—	—	—	(106.9)
Principal payments under capital lease obligations	—	—	(0.2)	(1.1)	—	—	(1.3)
Repayment of intercompany loan	—	—	34.3	(34.3)	—	—	—
Distributions and advances from (to) affiliates	689.9	56.6	(737.2)	—	—	(9.3)	—
Net cash (used in) provided by financing activities	(0.6)	17.3	(785.3)	(40.8)	—	(9.3)	(818.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.6	—	—	2.6
Net decrease in cash and cash equivalents	—	(109.0)	(3.1)	(5.5)	—	(1.9)	(119.5)
Cash and cash equivalents – beginning of period	—	222.7	3.1	37.9	—	—	263.7
Cash and cash equivalents – end of period	$—	$113.7	$—	$32.4	$—	$(1.9)	$144.2

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(158.5)	$695.5	$56.1	$—	$10.9	$604.0
Cash flows used in investing activities:
Capital expenditures	—	(50.9)	(7.6)	(5.0)	—	—	(63.5)
Premium payments on interest rate cap agreements	—	(2.4)	—	—	—	—	(2.4)
Net cash used in investing activities	—	(53.3)	(7.6)	(5.0)	—	—	(65.9)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	329.6	—	9.2	—	—	338.8
Repayments of borrowings under revolving credit facility	—	(329.6)	—	(9.2)	—	—	(338.8)
Repayments of long-term debt	—	(15.2)	—	(5.4)	—	—	(20.6)
Proceeds from issuance of long-term debt	—	1,483.0	—	—	—	—	1,483.0
Payments to extinguish long-term debt	—	(1,490.4)	—	—	—	—	(1,490.4)
Net change in other long-term obligation	—	—	15.7	—	—	—	15.7
Payment of debt financing costs	—	(4.5)	—	(1.4)	—	—	(5.9)
Net change in accounts payable - inventory financing	—	1.5	131.0	11.1	—	—	143.6
Proceeds from stock option exercises	—	7.4	—	—	—	—	7.4
Proceeds from Coworker Stock Purchase Plan	—	9.3	—	—	—	—	9.3
Repurchases of common stock	(367.4)	—	—	—	—	—	(367.4)
Dividends	(78.7)	—	—	—	—	—	(78.7)
Principal payments under capital lease obligations	—	—	1.0	(1.6)	—	—	(0.6)
Repayment of intercompany loan	—	—	40.4	(40.4)	—	—	—
Distributions and advances from (to) affiliates	446.1	398.3	(872.9)	—	—	28.5	—
Net cash (used in) provided by financing activities	—	389.4	(684.8)	(37.7)	—	28.5	(304.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7.4)	—	—	(7.4)
Net increase in cash and cash equivalents	—	177.6	3.1	6.0	—	39.4	226.1
Cash and cash equivalents—beginning of period	—	45.1	—	31.9	—	(39.4)	37.6
Cash and cash equivalents—end of period	$—	$222.7	$3.1	$37.9	$—	$—	$263.7

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided (used in) by operating activities	$0.5	$(18.1)	$350.0	$27.9	$—	$(82.8)	$277.5
Cash flows from investing activities:
Capital expenditures	—	(75.4)	(11.6)	(3.1)	—	—	(90.1)
Premium payments on interest rate cap agreements	—	(0.5)	—	—	—	—	(0.5)
Acquisition of business, net of cash acquired	—	—	—	(263.8)	—	—	(263.8)
Net cash used in investing activities	—	(75.9)	(11.6)	(266.9)	—	—	(354.4)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	314.5	—	—	—	—	314.5
Repayments of borrowings under revolving credit facility	—	(314.5)	—	—	—	—	(314.5)
Repayments of long-term debt	—	(15.4)	—	(17.4)	—	—	(32.8)
Proceeds from issuance of long-term debt	—	525.0	—	—	—	—	525.0
Payments to extinguish long-term debt	—	(525.3)	—	—	—	—	(525.3)
Payment of debt financing costs	—	(6.8)	—	—	—	—	(6.8)
Net change in accounts payable-inventory financing	—	—	96.1	(0.2)	—	—	95.9
Proceeds from stock option exercises	—	2.4	—	—	—	—	2.4
Proceeds from Coworker stock purchase plan	—	8.7	—	—	—	—	8.7
Repurchases of common stock	(241.3)	—	—	—	—	—	(241.3)
Payment of incentive compensation plan withholding taxes	—	0.6	—	—	—	—	0.6
Dividends	(52.9)	—	—	—	—	—	(52.9)
Distributions and advances from (to) affiliates	293.7	(196.5)	(434.5)	267.4	—	69.9	—
Net cash (used in) provided by financing activities	(0.5)	(207.3)	(338.4)	249.8	—	69.9	(226.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.5)	—	—	(3.5)
Net (decrease) increase in cash and cash equivalents	—	(301.3)	—	7.3	—	(12.9)	(306.9)
Cash and cash equivalents – beginning of period	—	346.4	—	24.6	—	(26.5)	344.5
Cash and cash equivalents – end of period	$—	$45.1	$—	$31.9	$—	$(39.4)	$37.6

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Selected Quarterly Financial Results (unaudited)

	Year Ended December 31, 2017(1)
(in millions, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales:
Corporate	$1,476.3	$1,630.7	$1,598.5	$1,641.4

Small Business	298.7	321.5	311.5	314.8

Public:
Government	386.9	543.9	606.7	630.0
Education	397.1	712.9	700.7	400.8
Healthcare	392.5	417.3	425.5	423.3
Total Public	1,176.5	1,674.1	1,732.9	1,454.1
Other	373.2	368.1	391.0	428.3
Net sales	$3,324.7	$3,994.4	$4,033.9	$3,838.6
Gross profit	$552.6	$641.1	$642.0	$614.4
Income from operations	169.8	231.1	243.7	221.6
Net income(2)	57.6	141.0	129.2	195.2
Basic(3)	0.36	0.90	0.84	1.28
Diluted(3)	0.35	0.89	0.83	1.26

Cash dividends declared per common share	$0.1600	$0.1600	$0.1600	$0.2100

	Year Ended December 31, 2016(1)
(in millions, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales:
Corporate(4)	$1,414.9	$1,490.8	$1,466.4	$1,517.7

Small Business(4)	277.4	288.4	282.5	291.8

Public:
Government	339.9	456.6	537.5	529.6
Education	341.0	640.0	671.4	365.9
Healthcare	388.5	450.4	431.7	436.8
Total Public	1,069.4	1,547.0	1,640.6	1,332.3
Other	355.0	338.4	318.7	350.5
Net sales	$3,116.7	$3,664.6	$3,708.2	$3,492.4
Gross profit	$524.5	$610.5	$614.3	$577.9
Income from operations	161.0	223.5	237.5	197.2
Net income	77.8	117.5	125.9	103.2
Basic(3)	0.47	0.71	0.78	0.64
Diluted(3)	0.46	0.70	0.76	0.63

Cash dividends declared per common share	$0.1075	$0.1075	$0.1075	$0.1600

(1)	Sum of quarters may not agree to reported yearly totals due to rounding.

(2)	The fourth quarter of 2017 includes the benefit of the Tax Cuts and Jobs Act enacted during 2017. For information regarding the Tax Cuts and Jobs Act, see Note 11 (Income Taxes).

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

(4)	Amounts have been recast to present Small Business as its own operating and reportable segment.

CDW CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Subsequent Events
On February 7, 2018, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.21 per common share to be paid on March 12, 2018 to all stockholders of record as of the close of business on February 26, 2018.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2017, 2016 and 2015

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2017	$5.9	$2.1	$(1.8)	$6.2
Year Ended December 31, 2016	6.0	2.0	(2.1)	5.9
Year Ended December 31, 2015	5.7	4.2	(3.9)	6.0

Reserve for sales returns:
Year Ended December 31, 2017	$6.8	$40.6	$(41.0)	$6.4
Year Ended December 31, 2016	4.9	38.1	(36.2)	6.8
Year Ended December 31, 2015	5.1	34.4	(34.6)	4.9

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
Based on its assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CDW Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (2) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2018

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted The CDW Way Code, our code of business conduct and ethics, that is applicable to all of our coworkers and directors. Additionally, within The CDW Way Code is a Financial Integrity Code of Ethics that sets forth an even higher standard applicable to our executives, officers, members of our internal disclosure committee and all managers and above in our finance department. A copy of this code is available on our website at www.cdw.com. If we make any substantive amendments to this code or grant any waiver from a provision to our chief executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.
See Part I - “Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to the 2018 Proxy Statement.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2018 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2018 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	102
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

3.1.1
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 8-K filed on May 19, 2016 and incorporated herein by reference.

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

3.6	Amended and Restated By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 10-Q filed on May 8, 2015 and incorporated herein by reference.

3.7
Articles of Organization of CDW Technologies LLC (formerly CDW Technologies, Inc.), previously filed as Exhibit 3.7 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

Exhibit Number	Description
3.8
Operating Agreement of CDW Technologies LLC (formerly CDW Technologies, Inc.), previously filed as Exhibit 3.8 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

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

4.3	Form of 5% Note (included as Exhibit A to Exhibit 4.2), previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on March 3, 2015 and incorporated herein by reference.

4.4
Base Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.5
First Supplemental Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.6	Form of 5.5% Senior Note (included as Exhibit B to Exhibit 4.7), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.7
Third Supplemental Indenture, dated as of March 2, 2017, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on March 2, 2017 and incorporated herein by reference.

4.8	Form of 5.0% Senior Note (included as Exhibit A to Exhibit 4.7), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on March 2, 2017 and incorporated herein by reference.

10.1
Second Amended and Restated Revolving Loan Credit Agreement, dated March 31, 2017, by and among CDW LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Commercial Distribution Finance, LLC, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-collateral agents, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 31, 2017 and incorporated herein by reference.

Exhibit Number	Description
10.2
Amended and Restated Term Loan Agreement, dated as of August 17, 2016, by and among CDW LLC, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the joint lead arrangers, joint bookrunners, syndication agent and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on August 18, 2016 and incorporated herein by reference.

10.3
First Amendment to Amended and Restated Term Loan Agreement, dated as of February 28, 2017, among CDW, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the other loan parties party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 2, 2017 and incorporated herein by reference.

10.4
Second Amended and Restated Guarantee and Collateral Agreement, dated April 29, 2013, by and among CDW LLC, the guarantors party thereto and Barclays Bank PLC, as collateral agent, previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on May 1, 2013 and incorporated herein by reference.

10.5§
Amended and Restated Compensation Protection Agreement, dated as of March 10, 2016, by and among CDW Corporation, CDW LLC and Thomas E. Richards, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 14, 2016 and incorporated herein by reference.

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

10.10§	CDW Corporation Amended and Restated 2013 Senior Management Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on May 5, 2016 and incorporated herein by reference.

10.11§	Amended and Restated 2013 Long-Term Incentive Plan of CDW Corporation, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 19, 2016 and incorporated herein by reference.

10.12§	Amended and Restated CDW Corporation Coworker Stock Purchase Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on November 3, 2016 and incorporated herein by reference.

10.13§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (executive officers), previously filed as Exhibit 10.37 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.14§
Form of CDW Corporation Option Award Notice and Stock Option Agreement (other than executive officers), previously filed as Exhibit 10.38 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 (Reg. No. 333-187472) and incorporated herein by reference.

10.15§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (executive officers), previously filed as Exhibit 10.12 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.16§
Form of CDW Corporation Restricted Stock Award Notice and Restricted Stock Award Agreement (other than executive officers), previously filed as Exhibit 10.13 with CDW Corporation’s Form 10-Q filed on August 12, 2013 and incorporate herein by reference.

10.17§	CDW Amended and Restated Restricted Debt Unit Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on November 7, 2013 and incorporated herein by reference.

Exhibit Number	Description
10.18§	Amendment to CDW Amended and Restated Restricted Debt Unit Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on November 2, 2017 and incorporated herein by reference.

10.19§
Form of CDW Restricted Debt Unit Grant Notice and Agreement (executive officers), previously filed as Exhibit 10.23 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.20§
Form of CDW Restricted Debt Unit Grant Notice and Agreement (other than executive officers), previously filed as Exhibit 10.24 with CDW Corporation’s Form S-4 filed on September 7, 2010 (Reg. No. 333-169258) and incorporated herein by reference.

10.21§
Form of Stock Option Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.22§,*	Form of Stock Option Agreement (other than executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.

10.23§
Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.24§,*	Form of Performance Share Unit Award Agreement (other than executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.

10.25§
Form of Performance Share Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.26§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.6 with CDW Corporation’s Form 10-Q filed on May 12, 2014 and incorporated herein by reference.

10.27§
Letter of Understanding, dated as of October 9, 2017, by and among CDW Corporation, CDW LLC and Ann E. Ziegler, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on November 2, 2017 and incorporated herein by reference.

10.28§,*	Letter Agreement, dated as of February 12, 2018, by and between CDW Limited and Collin B. Kebo.

12.1*	Computation of ratio of earnings to fixed charges.

21.1*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Filed herewith

**	These items are furnished and not filed.

§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION

Date:	February 28, 2018	By:	/s/ Thomas E. Richards
Thomas E. Richards
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Richards	Chairman, President and Chief Executive Officer (principal executive officer) and Director	February 28, 2018
Thomas E. Richards

/s/ Collin B. Kebo	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2018
Collin B. Kebo

/s/ Neil B. Fairfield	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 28, 2018
Neil B. Fairfield

/s/ Virginia C. Addicott	Director	February 28, 2018
Virginia C. Addicott

/s/ Steven W. Alesio	Director	February 28, 2018
Steven W. Alesio

/s/ Barry K. Allen	Director	February 28, 2018
Barry K. Allen

/s/ James A. Bell	Director	February 28, 2018
James A. Bell

/s/ Benjamin D. Chereskin	Director	February 28, 2018
Benjamin D. Chereskin

/s/ Lynda M. Clarizio	Director	February 28, 2018
Lynda M. Clarizio

/s/ Paul J. Finnegan	Director	February 28, 2018
Paul J. Finnegan

/s/ David W. Nelms	Director	February 28, 2018
David W. Nelms

/s/ Joseph R. Swedish	Director	February 28, 2018
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 28, 2018
Donna F. Zarcone