Form 10-Q
period 2018-03-31
CDW Corp
filed 2018-05-03
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
(847) 465-6000
(Registrant's telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 27, 2018, there were 151,759,324 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per share amounts)

	March 31, 2018	December 31, 2017
Assets	(unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$221.0	$144.2
Accounts receivable, net of allowance for doubtful accounts of $6.2 for both periods	2,274.0	2,329.3
Merchandise inventory	485.8	411.5
Miscellaneous receivables	310.2	343.0
Prepaid expenses and other	188.9	168.3
Total current assets	3,479.9	3,396.3
Property and equipment, net	153.1	161.1
Goodwill	2,488.8	2,479.6
Other intangible assets, net	859.0	897.0
Other assets	47.1	32.7
Total Assets	$7,027.9	$6,966.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,288.5	$1,317.7
Accounts payable-inventory financing	523.7	498.0
Current maturities of long-term debt	25.8	25.5
Contract liabilities	193.6	158.8
Accrued expenses and other current liabilities:
Compensation	140.9	129.5
Interest	15.9	21.6
Sales taxes	42.0	43.8
Advertising	90.5	89.2
Income taxes	56.7	16.2
Other	204.9	221.8
Total current liabilities	2,582.5	2,522.1
Long-term liabilities:
Debt	3,209.7	3,210.0
Deferred income taxes	188.9	196.3
Other liabilities	49.9	52.7
Total long-term liabilities	3,448.5	3,459.0
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 151.9 and 153.1 shares issued, respectively	1.5	1.5
Less: treasury stock, $0.01 par value, 0.0 and 0.1 shares held, respectively	—	—
Outstanding common stock, $0.01 par value, 151.9 and 153.0 shares outstanding, respectively	1.5	1.5
Paid-in capital	2,928.5	2,911.6
Accumulated deficit	(1,854.6)	(1,831.6)
Accumulated other comprehensive loss	(78.5)	(95.9)
Total stockholders' equity	996.9	985.6
Total Liabilities and Stockholders' Equity	$7,027.9	$6,966.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(as adjusted)
Net sales	$3,606.4	$3,256.0
Cost of sales	3,002.5	2,702.5
Gross profit	603.9	553.5
Selling and administrative expenses	362.7	347.4
Advertising expense	37.1	35.4
Income from operations	204.1	170.7
Interest expense, net	(37.7)	(39.7)
Net loss on extinguishments of long-term debt	—	(57.4)
Other (expense) income	(0.7)	0.9
Income before income taxes	165.7	74.5
Income tax expense	(38.7)	(16.3)
Net income	$127.0	$58.2

Net income per common share:
Basic	$0.83	$0.36
Diluted	$0.82	$0.36

Weighted-average common shares outstanding:
Basic	152.2	159.4
Diluted	154.8	162.8

Cash dividends declared per common share	$0.2100	$0.1600

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(as adjusted)
Net income	$127.0	$58.2
Foreign currency translation, net(1)	14.2	6.5
Unrealized gain (loss) from hedge accounting, net(2)	3.2	(0.4)
Other comprehensive income, net	17.4	6.1
Comprehensive income	$144.4	$64.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

(1)	Net of tax benefit of $0.1 million and zero for the three months ended March 31, 2018 and 2017, respectively.

(2)	Net of tax expense of $1.1 million and a tax benefit of $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017 (as reported)	—	$—	153.1	$1.5	0.1	$—	$2,911.6	$(1,834.3)	$(95.9)	$982.9
Cumulative adjustment upon adoption of ASC 606	—	—	—	—	—	—	—	2.7	—	2.7
Balance as of December 31, 2017 (as adjusted)	—	—	153.1	1.5	0.1	—	2,911.6	(1,831.6)	(95.9)	985.6
Net income	—	—	—	—	—	—	—	127.0	—	127.0
Equity-based compensation expense	—	—	—	—	—	—	7.1	—	—	7.1
Stock option exercises	—	—	0.3	—	—	—	7.3	—	—	7.3
Coworker Stock Purchase Plan	—	—	—	—	—	—	2.4	—	—	2.4
Repurchases of common stock	—	—	(1.5)	—	—	—	—	(109.2)	—	(109.2)
Dividends paid	—	—	—	—	—	—	0.1	(32.1)	—	(32.0)
Incentive compensation plan shares withheld for taxes	—	—	—	—	(0.1)	—	—	(8.7)	—	(8.7)
Foreign currency translation	—	—	—	—	—	—	—	—	14.2	14.2
Unrealized gain from hedge accounting	—	—	—	—	—	—	—	—	3.2	3.2
Balance as of March 31, 2018	—	$—	151.9	$1.5	—	$—	$2,928.5	$(1,854.6)	$(78.5)	$996.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:	(unaudited)	(as adjusted)
Net income	$127.0	$58.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.6	64.2
Equity-based compensation expense	8.1	12.1
Deferred income taxes	(13.4)	(19.1)
Amortization of deferred financing fees, debt premium and debt discount, net	1.2	3.2
Net loss on extinguishments of long-term debt	—	57.4
Mark-to-market gain on interest rate cap agreements	—	(0.5)
Other	(0.1)	2.1
Changes in assets and liabilities:
Accounts receivable	60.5	184.7
Merchandise inventory	(72.4)	(36.0)
Other assets	15.4	(20.0)
Accounts payable-trade	(29.8)	(10.4)
Other current liabilities	59.5	78.7
Long-term liabilities	(0.4)	(4.7)
Net cash provided by operating activities	222.2	369.9
Cash flows used in investing activities:
Capital expenditures	(15.9)	(19.6)
Net cash used in investing activities	(15.9)	(19.6)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facilities	170.0	44.1
Repayments of borrowings under revolving credit facilities	(170.0)	(6.1)
Repayments of long-term debt	(3.7)	(3.7)
Proceeds from issuance of long-term debt	—	2,083.0
Payments to extinguish long-term debt	—	(2,121.3)
Payments of debt financing fees	—	(9.6)
Net change in accounts payable-inventory financing	24.9	(135.7)
Premium payments on interest rate cap agreements	(12.6)	—
Proceeds from stock option exercises	7.3	4.4
Proceeds from Coworker Stock Purchase Plan	2.4	2.1
Repurchases of common stock	(109.2)	(175.4)
Payment of incentive compensation plan withholding taxes	(8.7)	(18.3)
Dividends	(32.0)	(25.5)
Other	0.4	(0.2)
Net cash used in financing activities	(131.2)	(362.2)
Effect of exchange rate changes on cash and cash equivalents	1.7	(0.1)
Net increase (decrease) in cash and cash equivalents	76.8	(12.0)
Cash and cash equivalents—beginning of period	144.2	263.7
Cash and cash equivalents—end of period	$221.0	$251.7
Supplementary disclosure of cash flow information:
Interest paid	$(42.7)	$(48.4)
Taxes paid, net	$(10.6)	$(6.3)
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation ("Parent") is a Fortune 500 company with multi-national capabilities and a leading provider of integrated information technology ("IT") solutions to small, medium and large business, government, education and healthcare customers in the United States ("US"), the United Kingdom ("UK") and Canada. The Company's offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
Throughout this report, the terms the "Company" and "CDW" refer to Parent and its 100% owned subsidiaries.
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 12 (Supplemental Guarantor Information) and does not hold any material assets or engage in any business activities or operations.
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "December 31, 2017 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2017 Consolidated Financial Statements except for changes from the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended ("Topic 606"), as discussed below. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
Effective January 1, 2018, the Company adopted the requirements of Topic 606 utilizing the full retrospective method as discussed in Note 2 (Recent Accounting Pronouncements). Prior period amounts have been adjusted accordingly.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes to the Consolidated Financial Statements contained in the December 31, 2017 Consolidated Financial Statements include a discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. Except as noted above for the adoption of Topic 606, there have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2018.
Revenue Recognition

The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers ("OEMs"), software publishers and wholesale distributors.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company considers the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If a transaction does not meet the Company's indicators of being a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company recognizes revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. The Company's products can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company's warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically specify F.O.B. destination.

The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses. The Company is the principal in the transaction and recognizes revenue for drop-shipment arrangements on a gross basis.

Revenue Recognition for Hardware
Revenues from sales of hardware products are recognized on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded as Net sales and the acquisition cost of the product recorded as Cost of sales. The Company recognizes revenue from these transactions when control has passed to the customer, which is usually upon delivery of the product to the customer.
In some instances, the customer agrees to buy the product from the Company but requests delivery at a later date, commonly known as bill-and-hold arrangements. For these transactions, the Company deems that control passes to the customer when the product is ready for delivery. The Company views products ready for delivery when the customer has a signed agreement, significant risk and rewards for the products, the ability to direct the assets, the products have been set aside specifically for the customer, cannot be redirected to another customer and for customer orders that include configuration services, when such services have been completed.

Revenue Recognition for Software
Revenues from most software license sales are recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. The value of the product is primarily the accompanying support delivered by a third-party and therefore the Company is acting as an agent in these transactions and recognizes them on a net basis at the point the associated software license is delivered to the customer. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a net basis at the point the related software license is delivered to the customer. For additional details regarding the accounting for bundled arrangements, see "Revenue Recognition for Bundled Arrangements" below.
The Company's vendor partners warrant most of the products the Company sells. These manufacturer warranties are assurance-type warranties and are not considered separate performance obligations. The warranties are not sold separately and only provide assurance that products will conform with the manufacturer's specifications. In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. The Company considers these service-type warranties to be separate performance obligations from the underlying product. For service-type warranties, the Company is arranging for those services to be provided by the third-party and therefore is acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Services
The Company provides professional services, which include project managers and consultants recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or recognized proportionally as costs are incurred for fixed fee project work. For time and materials projects, revenue is recognized on a gross basis each month as work is performed and the Company transfers those services.
The Company sells cloud computing solutions, which include Software as a Service ("SaaS") and Infrastructure as a Service ("IaaS"). SaaS solutions utilize third-party partners to offer the Company's customers access to software in the cloud that enhances office productivity, provides security or assists in collaboration. IaaS solutions utilize third-party partners to enable customers to access data center functionality in a cloud-based solution, including storage, computing and networking. The Company recognizes revenue for cloud computing solutions for arrangements with one-time invoicing to the customer at the time of invoice on a net basis as the Company is acting as an agent in the transaction. For subscription-based arrangements with monthly billing, the Company is acting as an agent in the transaction and recognizes revenue as it invoices the customer for its monthly usage on a net basis.

Revenues from the sale of data center services, such as managed and remote managed services, server co-location, internet connectivity and data backup and storage provided by the Company, are recognized over the period the service is provided. Most hosting and managed service obligations are based on the quantity and pricing parameters established in the agreement. As the customer receives the benefit of service each month, the Company recognizes the respective revenue on a gross basis as the Company is acting as a principal in the transaction. Additionally, the Company's managed services team provides project support to customers that are billed on a fixed fee basis. The Company is acting as the principal in the transaction and recognizes revenue on a gross basis based on the total number of hours incurred for the period over the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

The Company's customers are offered the opportunity by certain of its vendors to purchase software licenses and software assurance under enterprise agreements ("EAs"), referred to as services in this paragraph. For most EA transactions, the Company's obligation to the customer is that of a distributor or sales agent of the services, where all obligations for providing the services to customers are passed to the Company's vendors. The Company's performance obligations are satisfied at the time of the sale. In other EA transactions, the Company is responsible for fulfilling the promised services to the customer and providing remedy or refund for work if the customer is not satisfied with the delivered services, has inventory risk in the arrangement and has full control to set the price for the customer. This results in the Company acting as a principal in the agreement. With most EAs, the Company's vendors will transfer the license and invoice the customer directly, paying resellers an agency fee or commission on these sales. The Company records these fees as a component of Net sales as earned and there is no corresponding Cost of sales amount.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition for Bundled Arrangements
The Company also sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a distinct performance obligation, total arrangement consideration is allocated based upon the standalone selling prices of each performance obligation. The Company excludes amounts collected on behalf of third-parties, such as sales taxes, when determining the transaction price. For certain performance obligations, the Company will use a combination of methods to estimate the standalone selling price. When evidence from recent transactions is not available to confirm that the prices are representative of the standalone selling price, an expected cost plus a margin approach is used.
Sales In-Transit
The Company performs an analysis of the estimated number of days of sales in-transit to customers at the end of each reporting period based on a weighted-average analysis of commercial delivery terms that include drop-shipment arrangements. This analysis is the basis upon which the Company estimates the amount of Net sales in-transit at the end of the period and adjusts revenue and the related costs to reflect only what has been delivered to the customer. Changes in delivery patterns may result in a different number of business days estimated to make this adjustment.
Freight Costs
The Company records freight billed to its customers as Net sales and the related freight costs as a Cost of sales when product is shipped to the customer. For freight not billed to its customers, the Company records the freight costs as a Cost of sales. The Company's typical shipping terms are F.O.B destination, which results in shipping being performed before the customer obtains control of the product. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.
Other
The nature of the Company's contracts give rise to variable consideration in the form of sales returns and allowances. The Company estimates variable consideration at the most likely amount to which it is expected to be entitled. This estimated amount is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of the Company's anticipated performance and all information that is reasonably available. At the time of sale, the Company records an estimate for sales returns and allowances and an associated right of return asset based on historical experience.
When a contract results in revenue being recognized in excess of the amount the Company has the right to invoice to the customer, a contract asset is recorded on the balance sheet. Contract assets are comprised primarily of professional services with fixed fee arrangements.
Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Contract liabilities are comprised primarily of professional services with fixed fee arrangements, bill-and-hold transactions where control has not passed to the customer and certain governmental contracts.

Trade accounts receivable are recorded at the point of sale (or in accordance with the Statement of Work for services) for the total amount payable by the customer to the Company for sale of goods. Taxes to be collected from the customer as part of the sale are included in Accounts receivable trade.

Any incremental direct costs of obtaining a contract are deferred on the Consolidated Balance Sheets and amortized over the period of contract performance.

The Company typically does not enter into long-term contracts. The Company has elected to use the practical expedient for its performance obligations table to show only those contracts that are longer than 12 months at the time of contract inception and those contracts that are non-cancelable. Additionally, for certain governmental contracts where there are annual renewals, the Company has excluded these contracts since there is only a one-year legal obligation. Typically, the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

only contracts that are longer than 12 months in duration are related to the Company's professional and managed services business.
The Company requests payments for its products and services at the point of sale. The Company generally does not enter into any long-term financing arrangements or payment plans with customers or contracts with customers that have non-cash consideration.

2.	Recent Accounting Pronouncements
Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-12, Derivatives and Hedging (Topic 815), intending to improve the transparency of information included in the financial statements by aligning cash flow and fair value hedge accounting with its risk management activities. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness for cash flow hedges and net investment hedges, and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also simplifies certain documentation and assessment requirements, and will incorporate new disclosure requirements and amendments to existing disclosures. This ASU is effective for the Company beginning the first quarter of 2019 and allows for early adoption. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU is effective for the Company beginning in the first quarter of 2019 and allows for early adoption. Although the Company is currently evaluating the provisions of the ASU to determine how it will be affected, the primary impact to the Company of the new ASU will be to record assets and liabilities for current operating leases, which are principally related to the Company's real estate portfolio.
Revenue Recognition
On January 1, 2018, the Company adopted Topic 606 and utilized the full retrospective method. For additional details, see Note 1 (Description of Business and Summary of Significant Accounting Policies).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017, the adoption of Topic 606 impacted the Company's results as follows:

	March 31, 2017
(in millions) (except per share amounts)	As Reported	New Revenue Standard Adjustment	As Adjusted
Net sales	$3,324.7	$(68.7)	$3,256.0
Gross profit	552.6	0.9	553.5
Gross profit margin	16.6%	40 bps	17.0%

Income from operations	169.8	0.9	170.7
Income tax expense	(16.0)	(0.3)	(16.3)
Net income	$57.6	$0.6	$58.2

Net income per common share
Basic	$0.36	$—	$0.36
Diluted	$0.35	$0.01	$0.36
The adoption of Topic 606 impacted the Company's Consolidated Balance Sheet as of December 31, 2017 as follows:

	December 31, 2017
(in millions)	As Reported	New Revenue Standard Adjustment	As Adjusted(1)
Accounts receivable	$2,320.5	$8.8	$2,329.3
Merchandise inventory	449.5	(38.0)	411.5
Miscellaneous receivables	336.5	6.5	343.0
Prepaid expenses and other	127.4	40.9	168.3
Total current assets	3,378.1	18.2	3,396.3

Other assets	40.8	(8.1)	32.7
Total assets	6,956.6	10.1	6,966.7

Contract liabilities	194.0	(35.2)	158.8
Income tax payable	15.1	1.1	16.2
Other accrued expenses	180.2	41.6	221.8
Total current liabilities	2,514.6	7.5	2,522.1

Total liabilities	5,973.7	7.5	5,981.1
Total stockholders’ equity	$982.9	$2.7	$985.6

(1)	Amounts may not cross-foot due to rounding.

3.	Inventory Financing Agreements
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in Accounts payable-inventory financing are as follows:

(in millions)	March 31, 2018	December 31, 2017
Revolving Loan inventory financing agreement(1)	$481.6	$480.9
Other inventory financing agreements	42.1	17.1
Accounts payable-inventory financing	$523.7	$498.0

(1)
The Senior Secured Asset-Based Revolving Credit Facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

4.	Contract Liabilities and Remaining Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of March 31, 2018 and December 31, 2017, the contract liability balance was $194 million and $159 million, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized revenue of $58 million and $45 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For more information regarding the Company's performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of March 31, 2018 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

(in millions)	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining Performance Obligations	$39.2	$25.6	$9.6	$0.7

5.	Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During the first quarter of 2018, the Company entered into interest rate cap agreements with a combined notional value of $1.4 billion resulting in premiums paid to the counterparties of $13 million. As of March 31, 2018 and December 31, 2017, the Company had the following interest rate cap agreements for which the fair values are classified within Other assets on the Consolidated Balance Sheets:

			March 31, 2018	December 31, 2017
Notional Value (in millions)	Effective Date	Maturity Date	Fair Value (in millions)	Fair Value (in millions)
$1,400.0	January 17, 2017	December 31, 2018	$8.8	$5.4
1,400.0	December 31, 2018	December 31, 2020	12.7	—
			$21.5	$5.4
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider. For additional details, see Note 6 (Long-Term Debt).
The interest rate cap agreements are designated as cash flow hedges. The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly into earnings. The Company's interest rate cap agreements were deemed effective during both the three months ended March 31, 2018 and 2017, and the Company expects the derivatives will continue to be effective for the next twelve months. The Company recorded a $3 million gain, net of a $1 million tax expense, for the effective portion of the interest rate cap agreements into Accumulated other comprehensive loss for the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company recorded an insignificant loss for the effective portion of the interest rate cap agreements into Accumulated other comprehensive loss. During the three months ended March 31, 2018, the Company reclassified less than $1 million from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. The Company expects to reclassify $5 million from Accumulated other comprehensive loss into Interest expense, net during the next twelve months.
Prior to the election of hedge accounting treatment, the Company recognized less than $1 million of Interest income during the three months ended March 31, 2017 in the Company's Consolidated Statement of Operations related to the changes in the fair value of the interest rate cap agreements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Long-Term Debt
Long-term debt as of March 31, 2018 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Fees	Total
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility (1)	4.3%	1,464.3	(2.0)	1,462.3
CDW UK term loan	2.0%	78.5	(1.3)	77.2
Senior notes due 2023	5.0%	525.0	(4.2)	520.8
Senior notes due 2024	5.5%	575.0	(5.0)	570.0
Senior notes due 2025	5.0%	600.0	(7.0)	593.0
Other long-term obligations		12.2	—	12.2
Total debt		3,255.0	(19.5)	3,235.5
Less current maturities		(25.8)	—	(25.8)
Long-term debt, excluding current maturities		$3,229.2	$(19.5)	$3,209.7

(1)
The Senior secured term loan facility has a variable interest rate, which has effectively been capped through the use of an interest rate cap (see Note 5 (Financial Instruments)). The interest rate disclosed represents the variable interest rate in effect as of March 31, 2018.

Long-term debt as of December 31, 2017 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Fees	Total
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	—%	—	—	—
Senior secured term loan facility (1)	3.7%	1,468.0	(2.0)	1,466.0
CDW UK term loan	1.9%	75.7	(1.4)	74.3
Senior notes due 2023	5.0%	525.0	(4.5)	520.5
Senior notes due 2024	5.5%	575.0	(5.2)	569.8
Senior notes due 2025	5.0%	600.0	(7.3)	592.7
Other long-term obligations		12.2	—	12.2
Total debt		3,255.9	(20.4)	3,235.5
Less current maturities		(25.5)	—	(25.5)
Long-term debt, excluding current maturities		$3,230.4	$(20.4)	$3,210.0

(1)
The Senior secured term loan facility has a variable interest rate, which has effectively been capped through the use of an interest rate cap (see Note 5 (Financial Instruments)). The interest rate disclosed represents the variable interest rate in effect as of December 31, 2017.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Asset-based Revolving Credit Facility ("Revolving Loan")
As of March 31, 2018, the Company had no outstanding borrowings under the Revolving Loan, less than $1 million of undrawn letters of credit, $462 million reserved for the floorplan sub-facility and a borrowing base of $1.6 billion, which is based on the amount of eligible inventory and accounts receivable balances as of February 28, 2018. Borrowings under the Revolving Loan are limited by the borrowing base. As of March 31, 2018, the Company could have borrowed up to an additional $987 million under the Revolving Loan. Borrowings are also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lower of (i) $125 million and (ii) the greater of (a) 10.0% of the borrowing base, and (b) $100 million, the lenders are not required to lend additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio, as defined, is at least 1.00 to 1.00.

Borrowings under the Revolving Loan bear interest at a variable interest rate plus an applicable margin. The interest rate margin is based on one of two indices, either (i) LIBOR or (ii) the Alternate Base Rate ("ABR"), with the ABR being the greater of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus 1.00%. The applicable margin varies (1.25% to 1.75% for LIBOR borrowings and 0.25% to 0.75% for ABR borrowings) depending upon average daily excess cash availability under the agreement evidencing the Revolving Loan.

During the three months ended March 31, 2017, the Company amended, extended and increased its Revolving Loan and recorded a loss on extinguishment of long-term debt of $1 million in the Consolidated Statement of Operations, representing a write-off of a portion of unamortized deferred financing fees. Fees of $4 million related to the Revolving Loan were capitalized as deferred financing fees and are being amortized over the five-year term of the facility on a straight-line basis. These deferred financing fees are recorded in the Other assets line on the Consolidated Balance Sheets.
Senior Secured Term Loan Facility ("Term Loan")
As of March 31, 2018, the outstanding principal amount of the Term Loan was $1.5 billion, excluding $2 million of deferred financing fees. Borrowings under the Term Loan bear interest at either (i) the ABR plus a margin or (ii) LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. The margin is based upon a net leverage ratio as defined in the agreement governing the Term Loan, which is 1.00% for ABR borrowings and 2.00% for LIBOR borrowings as of March 31, 2018. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount payable on the maturity date of August 17, 2023.
During the three months ended March 31, 2017, the Company amended its prior $1.5 billion senior secured term loan facility ("Prior Term Loan Facility") and recorded a loss on extinguishment of long-term debt of $14 million in the Consolidated Statement of Operations. This loss represented the write-off of a portion of the unamortized deferred financing fees of $5 million and unamortized discount related to the Prior Term Loan Facility of $9 million. In connection with the issuance of the Term Loan, the Company incurred and recorded $2 million in deferred financing fees.
CDW UK Term Loan
As of March 31, 2018, the outstanding principal amount of the CDW UK Term Loan facility ("CDW UK Term Loan") was £56 million ($79 million at March 31, 2018), excluding £1 million ($1 million at March 31, 2018) of deferred financing fees.
Commencing during the quarter ending September 30, 2018, the Company is required to make annual principal installments of £5 million ($7 million at March 31, 2018), with the remaining principal amount payable on the maturity date of August 1, 2021. Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of March 31, 2018, an interest rate of 1.98% was in effect, which represents LIBOR plus a 1.40% margin.
The CDW UK Term Loan also includes a separate £50 million ($70 million at March 31, 2018) revolving credit facility (the "CDW UK Revolving Credit Facility"). As of March 31, 2018, the Company had no outstanding borrowings under the CDW UK Revolving Credit Facility.
5.0% Senior Notes due 2023 ("2023 Senior Notes")
As of March 31, 2018, the outstanding principal amount of the 2023 Senior Notes was $525 million. The 2023 Notes will mature on September 1, 2023 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.5% Senior Notes due 2024 ("2024 Senior Notes")
As of March 31, 2018, the outstanding principal amount of the 2024 Senior Notes was $575 million. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.5% per annum, payable semi-annually on June 1 and December 1 of each year.
5.0% Senior Notes due 2025 ("2025 Senior Notes")

As of March 31, 2018, the outstanding principal amount of the 2025 Senior Notes was $600 million. The 2025 Senior Notes will mature on September 1, 2025 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
During the three months ended March 31, 2017, the Company completed the issuance of the 2025 Senior Notes at par. The proceeds from the issuance of the 2025 Senior Notes along with cash on hand and proceeds from Revolving Loan borrowings were deposited to redeem all of the then remaining $600 million aggregate principal amount of the 2022 Senior Notes ("2022 Senior Notes"). In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $43 million in the Consolidated Statement of Operations for the three months ended March 31, 2017. This loss represents $37 million in redemption premium and $6 million for the write-off of the remaining deferred financing fees related to the 2022 Senior Notes.
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
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 3 (Inventory Financing Agreements)), deposits and accounts receivable and by a second priority interest in substantially all US assets.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory collateralized under the inventory floorplan arrangements as described in Note 3 (Inventory Financing Agreements)), deposits and accounts receivable and by a first priority interest in substantially all other US assets.
As of March 31, 2018, the Company remained in compliance with the covenants under its various credit agreements. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates. As of March 31, 2018, the amount of CDW's restricted payment capacity under the Term Loan was $1.2 billion. However, the Company is separately permitted to make restricted payments, so long as the total net leverage ratio is less than 3.25:1.00 on a pro forma basis. The total net leverage ratio was 2.49:1.00 as of March 31, 2018.
Each of the Senior Notes indentures contain negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to enter into sale and lease-back transactions, incur additional secured indebtedness and create liens. The indenture governing each of the Senior Notes do not contain any financial covenants.
The CDW UK Term Loan imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of March 31, 2018, the amount of restricted payment capacity under the CDW UK Term Loan was £99 million ($139 million at March 31, 2018).
Fair Value

The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes, Term Loan and the CDW UK Term Loan are classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan and

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the CDW UK Revolving Credit Facility approximate fair value if there are outstanding borrowings. As of March 31, 2018, the carrying value of the CDW UK Term Loan approximated fair value. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, were as follows:

(in millions)	March 31, 2018	December 31, 2017
Fair value	$3,290.7	$3,366.5
Carrying value	3,255.0	3,255.9

7.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act changes several aspects of US federal tax law including: reducing the US corporate income tax rate from 35.0% to 21.0% beginning on January 1, 2018; a one-time tax on the deemed mandatory repatriation of the Company's unremitted foreign earnings which have not been subject to US tax; imposing a minimum US tax on foreign earnings; providing for the immediate expensing of certain qualified property; and changing the tax treatment of performance-based executive compensation and certain employee fringe benefits.
The SEC issued Staff Accounting Bulletin 118 allowing for provisional amounts to be recorded during a measurement period not to exceed one year. The Company recorded during the year ending December 31, 2017 provisional amounts for the impact of revaluing deferred tax assets and liabilities, the deemed mandatory repatriation tax on the Company's unremitted foreign earnings and the state income tax effects from the change in federal tax law during the year ended December 31, 2017. The Company did not adjust any of the provisional amounts during the three months ended March 31, 2018. The Company continues to analyze the income tax effects of the Tax Cuts and Jobs Act, as well as monitor guidance from the Internal Revenue Service, US Treasury Department and state taxing authorities and will adjust the provisional amounts within the one-year measurement period.
Income tax expense was $39 million for the three months ended March 31, 2018, compared to $16 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 23.4% for the three months ended March 31, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 21.9% and differed from the US federal statutory rate of 35.0% primarily due to excess tax benefits on equity-based compensation.

8.	Stockholders' Equity
On February 14, 2018, the Company retired 109,207 shares of its treasury stock. On December 31, 2017 the shares were acquired in satisfaction of withholding taxes which were paid by the Company on behalf of coworkers under the Performance Share Awards program.

9.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Basic weighted-average shares outstanding	152.2	159.4
Effect of dilutive securities(1)	2.6	3.4
Diluted weighted-average shares outstanding(2)	154.8	162.8

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
There were less than 1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2018 and 2017 as their inclusion would have had an anti-dilutive effect.

10.    Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state, international, national, provincial and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the US bankruptcy laws or similar laws of the jurisdictions for the Company's business activities outside of the US. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
As of March 31, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

11.	Segment Information
The Company has three reportable segments: Corporate, which is comprised primarily of US private sector business customers with more than 250 employees, Small Business, primarily servicing US private sector business customers with up to 250 employees, and Public, which is comprised of government agencies and education and healthcare institutions in the US. The Company has two other operating segments: CDW UK and CDW Canada, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category ("Other").
Information about the Company's segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2018
Net sales	$1,565.8	$327.6	$1,230.0	$483.0	$—	$3,606.4
Income (loss) from operations	124.8	22.3	71.7	19.8	(34.5)	204.1
Depreciation and amortization expense	(21.1)	(5.2)	(11.2)	(8.8)	(20.3)	(66.6)

Three Months Ended March 31, 2017(1)
Net sales	$1,440.6	$292.0	$1,153.7	$369.7	$—	$3,256.0
Income (loss) from operations	112.1	16.6	60.8	12.7	(31.5)	170.7
Depreciation and amortization expense	(20.8)	(5.1)	(11.2)	(7.2)	(19.9)	(64.2)

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2018
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,564.4	$327.6	$1,230.0	$9.2	$3,131.2
Rest of World	1.4	—	—	473.8	475.2
Total Net sales	1,565.8	327.6	1,230.0	483.0	3,606.4

Major Product and Services
Hardware	1,251.6	272.8	1,008.2	379.5	2,912.1
Software	219.6	43.1	183.1	59.3	505.1
Services	78.1	6.3	34.6	42.2	161.2
Other(2)	16.5	5.4	4.1	2.0	28.0
Total Net sales	1,565.8	327.6	1,230.0	483.0	3,606.4

Sales by Channel
Corporate	1,565.8	—	—	—	1,565.8
Small Business	—	327.6	—	—	327.6
Government	—	—	418.5	—	418.5
Education	—	—	397.2	—	397.2
Healthcare	—	—	414.3	—	414.3
Other	—	—	—	483.0	483.0
Total Net sales	1,565.8	327.6	1,230.0	483.0	3,606.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,426.3	309.4	1,171.4	433.0	3,340.1
Transferred at a point in time where CDW is agent	92.7	16.5	41.1	15.1	165.4
Transferred over time where CDW is principal	46.8	1.7	17.5	34.9	100.9
Total Net sales	$1,565.8	$327.6	$1,230.0	$483.0	$3,606.4

(1)
Net sales by Geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017(1)
	Corporate	Small Business	Public	Other	Total
Geography(2)
United States	$1,439.5	$292.0	$1,153.7	$6.1	$2,891.3
Rest of World	1.1	—	—	363.6	364.7
Total Net sales	1,440.6	292.0	1,153.7	369.7	3,256.0

Major Product and Services
Hardware	1,146.5	240.8	958.6	293.5	2,639.4
Software	202.0	39.9	162.8	43.2	447.9
Services	75.8	6.2	28.0	31.3	141.3
Other(3)	16.3	5.1	4.3	1.7	27.4
Total Net sales	1,440.6	292.0	1,153.7	369.7	3,256.0

Sales by Channel
Corporate	1,440.6	—	—	—	1,440.6
Small Business	—	292.0	—	—	292.0
Government	—	—	374.6	—	374.6
Education	—	—	393.2	—	393.2
Healthcare	—	—	385.9	—	385.9
Other	—	—	—	369.7	369.7
Total Net sales	1,440.6	292.0	1,153.7	369.7	3,256.0

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,314.2	275.7	1,105.8	331.5	3,027.2
Transferred at a point in time where CDW is agent	81.3	14.0	37.5	8.2	141.0
Transferred over time where CDW is principal	45.1	2.3	10.4	30.0	87.8
Total Net sales	$1,440.6	$292.0	$1,153.7	$369.7	$3,256.0

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Net sales by Geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(3)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents Net sales by major category for the three months ended March 31, 2018 and 2017. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2018		2017(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$858.7	23.8%	$735.5	22.6%
Netcomm Products	482.9	13.4	458.6	14.1
Desktops	303.5	8.4	263.2	8.1
Video	259.2	7.2	235.7	7.2
Enterprise and Data Storage (Including Drives)	256.0	7.1	234.8	7.2
Other Hardware	751.8	20.8	711.6	21.9
Total Hardware	2,912.1	80.7	2,639.4	81.1

Software(2)	505.1	14.0	447.9	13.8
Services(2)	161.2	4.5	141.3	4.3
Other(3)	28.0	0.8	27.4	0.8
Total Net sales	$3,606.4	100.0%	$3,256.0	100.0%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Certain software and services revenues are recorded on a net basis for accounting purposes. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.

(3)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Supplemental Guarantor Information
The 2023 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes are guaranteed by the Parent and each of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the "Guarantor Subsidiaries"). All guarantees by the Parent and the Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the 2023 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes. CDW LLC's 100% owned foreign subsidiaries, CDW International Holdings Limited, which is comprised of CDW UK and CDW Canada (together the "Non-Guarantor Subsidiaries"), do not guarantee the debt obligations. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth Condensed Consolidating Balance Sheets as of March 31, 2018 and December 31, 2017, Consolidating Statements of Operations for the three months ended March 31, 2018 and 2017, Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2017, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the "Parent Guarantor"), which has no independent assets or operations, the accounts of CDW LLC (the "Subsidiary Issuer"), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the "Co-Issuer") for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

March 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$173.3	$—	$65.9	$—	$(18.2)	$221.0
Accounts receivable, net	—	—	1,898.8	375.2	—	—	2,274.0
Merchandise inventory	—	—	401.0	84.8	—	—	485.8
Miscellaneous receivables	—	105.2	182.7	22.3	—	—	310.2
Prepaid expenses and other	—	21.5	119.9	47.5	—	—	188.9
Total current assets	—	300.0	2,602.4	595.7	—	(18.2)	3,479.9
Property and equipment, net	—	87.7	42.1	23.3	—	—	153.1
Goodwill	—	751.8	1,439.0	298.0	—	—	2,488.8
Other intangible assets, net	—	277.4	388.6	193.0	—	—	859.0
Other assets	1.6	52.1	207.5	2.8	—	(216.9)	47.1
Investment in and advances to subsidiaries	995.3	3,016.8	—	—	—	(4,012.1)	—
Total Assets	$996.9	$4,485.8	$4,679.6	$1,112.8	$—	$(4,247.2)	$7,027.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$24.6	$1,063.6	$218.5	$—	$(18.2)	$1,288.5
Accounts payable-inventory financing	—	—	481.8	41.9	—	—	523.7
Current maturities of long-term debt	—	14.9	3.8	7.1	—	—	25.8
Contract liabilities	—	—	100.4	93.2	—	—	193.6
Accrued expenses and other current liabilities	—	210.6	263.4	76.9	—	—	550.9
Total current liabilities	—	250.1	1,913.0	437.6	—	(18.2)	2,582.5
Long-term liabilities:
Debt	—	3,131.2	8.3	70.2	—	—	3,209.7
Deferred income taxes	—	69.0	89.3	32.2	—	(1.6)	188.9
Other liabilities	—	40.2	4.9	220.1	—	(215.3)	49.9
Total long-term liabilities	—	3,240.4	102.5	322.5	—	(216.9)	3,448.5
Total stockholders' equity	996.9	995.3	2,664.1	352.7	—	(4,012.1)	996.9
Total Liabilities and Stockholders' Equity	$996.9	$4,485.8	$4,679.6	$1,112.8	$—	$(4,247.2)	$7,027.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$113.7	$—	$32.4	$—	$(1.9)	$144.2
Accounts receivable, net	—	—	2,015.7	313.6	—	—	2,329.3
Merchandise inventory	—	—	354.6	56.9	—	—	411.5
Miscellaneous receivables	—	103.9	211.1	28.0	—	—	343.0
Prepaid expenses and other	—	18.0	100.4	49.9	—	—	168.3
Total current assets	—	235.6	2,681.8	480.8	—	(1.9)	3,396.3
Property and equipment, net	—	95.0	43.5	22.6	—	—	161.1
Goodwill	—	751.8	1,439.0	288.8	—	—	2,479.6
Other intangible assets, net	—	280.1	424.5	192.4	—	—	897.0
Other assets	1.7	30.7	209.3	2.6	—	(211.6)	32.7
Investment in and advances to subsidiaries	983.9	3,066.1	—	—	—	(4,050.0)	—
Total Assets	$985.6	$4,459.3	$4,798.1	$987.2	$—	$(4,263.5)	$6,966.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$—	$42.5	$1,112.1	$165.0	$—	$(1.9)	$1,317.7
Accounts payable-inventory financing	—	1.0	480.9	16.1	—	—	498.0
Current maturities of long-term debt	—	14.9	3.8	6.8	—	—	25.5
Contract liabilities	—	—	87.5	71.3	—	—	158.8
Accrued expenses and other current liabilities	—	173.3	262.0	86.8	—	—	522.1
Total current liabilities	—	231.7	1,946.3	346.0	—	(1.9)	2,522.1
Long-term liabilities:
Debt	—	3,134.2	8.3	67.5	—	—	3,210.0
Deferred income taxes	—	66.5	100.1	31.4	—	(1.7)	196.3
Other liabilities	—	43.0	4.7	214.9	—	(209.9)	52.7
Total long-term liabilities	—	3,243.7	113.1	313.8	—	(211.6)	3,459.0
Total stockholders' equity	985.6	983.9	2,738.7	327.4	—	(4,050.0)	985.6
Total Liabilities and Stockholders' Equity	$985.6	$4,459.3	$4,798.1	$987.2	$—	$(4,263.5)	$6,966.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended March 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,123.4	$483.0	$—	$—	$3,606.4
Cost of sales	—	—	2,597.0	405.5	—	—	3,002.5
Gross profit	—	—	526.4	77.5	—	—	603.9
Selling and administrative expenses	—	34.5	272.4	55.8	—	—	362.7
Advertising expense	—	—	35.2	1.9	—	—	37.1
Income (loss) from operations	—	(34.5)	218.8	19.8	—	—	204.1
Interest (expense) income, net	—	(37.1)	1.0	(1.6)	—	—	(37.7)
Other (expense) income	—	—	0.4	(1.1)	—	—	(0.7)
Income (loss) before income taxes	—	(71.6)	220.2	17.1	—	—	165.7
Income tax (expense) benefit	(0.1)	20.8	(55.3)	(4.1)	—	—	(38.7)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(50.8)	164.9	13.0	—	—	127.0
Equity in earnings of subsidiaries	127.1	177.9	—	—	—	(305.0)	—
Net income	$127.0	$127.1	$164.9	$13.0	$—	$(305.0)	$127.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended March 31, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$2,886.3	$369.7	$—	$—	$3,256.0
Cost of sales	—	—	2,393.0	309.5	—	—	2,702.5
Gross profit	—	—	493.3	60.2	—	—	553.5
Selling and administrative expenses	—	31.5	269.8	46.1	—	—	347.4
Advertising expense	—	—	34.0	1.4	—	—	35.4
Income (loss) from operations	—	(31.5)	189.5	12.7	—	—	170.7
Interest (expense) income, net	—	(39.1)	1.0	(1.6)	—	—	(39.7)
Net loss on extinguishments of long-term debt	—	(57.4)	—	—	—	—	(57.4)
Other income	—	—	0.2	0.7	—	—	0.9
Income (loss) before income taxes	—	(128.0)	190.7	11.8	—	—	74.5
Income tax (expense) benefit	—	57.3	(70.6)	(3.0)	—	—	(16.3)
Income (loss) before equity in earnings of subsidiaries	—	(70.7)	120.1	8.8	—	—	58.2
Equity in earnings of subsidiaries	58.2	128.9	—	—	—	(187.1)	—
Net income	$58.2	$58.2	$120.1	$8.8	$—	$(187.1)	$58.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$144.4	$144.5	$164.9	$27.2	$—	$(336.6)	$144.4
Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$64.3	$64.3	$120.1	$15.3	$—	$(199.7)	$64.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(13.8)	$239.6	$10.8	$—	$(14.4)	$222.2
Cash flows used in investing activities:
Capital expenditures	—	(11.1)	(1.2)	(3.6)	—	—	(15.9)
Net cash used in investing activities	—	(11.1)	(1.2)	(3.6)	—	—	(15.9)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facilities	—	163.0	—	7.0	—	—	170.0
Repayments of borrowings under revolving credit facilities	—	(163.0)	—	(7.0)	—	—	(170.0)
Repayments of long-term debt	—	(3.7)	—	—	—	—	(3.7)
Net change in accounts payable-inventory financing	—	(0.9)	1.0	24.8	—	—	24.9
Premium payments on interest rate cap agreements	—	(12.6)	—	—	—	—	(12.6)
Proceeds from stock option exercises	—	7.3	—	—	—	—	7.3
Proceeds from Coworker Stock Purchase Plan	—	2.4	—	—	—	—	2.4
Repurchases of common stock	(109.2)	—	—	—	—	—	(109.2)
Payment of incentive compensation plan withholding taxes	(8.7)	—	—	—	—	—	(8.7)
Dividends	(32.0)	—	—	—	—	—	(32.0)
Other	—	0.7	(0.1)	(0.2)	—	—	0.4
Distributions and advances from (to) affiliates	149.9	91.3	(239.3)	—	—	(1.9)	—
Net cash (used in) provided by financing activities	—	84.5	(238.4)	24.6	—	(1.9)	(131.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.7	—	—	1.7
Net increase in cash and cash equivalents	—	59.6	—	33.5	—	(16.3)	76.8
Cash and cash equivalents—beginning of period	—	113.7	—	32.4	—	(1.9)	144.2
Cash and cash equivalents—end of period	$—	$173.3	$—	$65.9	$—	$(18.2)	$221.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$24.5	$333.2	$38.2	$—	$(26.0)	$369.9
Cash flows from investing activities:
Capital expenditures	—	(14.6)	(2.4)	(2.6)	—	—	(19.6)
Net cash used in investing activities	—	(14.6)	(2.4)	(2.6)	—	—	(19.6)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facilities	—	38.0	—	6.1	—	—	44.1
Repayments of borrowings under revolving credit facilities	—	—	—	(6.1)	—	—	(6.1)
Repayments of long-term debt	—	(3.7)	—	—	—	—	(3.7)
Proceeds from issuance of long-term debt	—	2,083.0	—	—	—	—	2,083.0
Payments to extinguish long-term debt	—	(2,121.3)	—	—	—	—	(2,121.3)
Payment of debt financing fees	—	(9.6)	—	—	—	—	(9.6)
Net change in accounts payable-inventory financing	—	(0.9)	(132.2)	(2.6)	—	—	(135.7)
Proceeds from stock option exercises	—	4.4	—	—	—	—	4.4
Proceeds from Coworker Stock Purchase Plan	—	2.1	—	—	—	—	2.1
Repurchases of common stock	(175.4)	—	—	—	—	—	(175.4)
Payment of incentive compensation plan withholding taxes	—	(10.4)	(7.7)	(0.2)	—	—	(18.3)
Dividends	(25.5)	—	—	—	—	—	(25.5)
Other	—	—	—	(0.2)	—	—	(0.2)
Distributions and advances from (to) affiliates	200.9	(9.3)	(194.0)	—	—	2.4	—
Net cash used in financing activities	—	(27.7)	(333.9)	(3.0)	—	2.4	(362.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	—	(0.1)
Net (decrease) increase in cash and cash equivalents	—	(17.8)	(3.1)	32.5	—	(23.6)	(12.0)
Cash and cash equivalents—beginning of period	—	222.7	3.1	37.9	—	—	263.7
Cash and cash equivalents—end of period	$—	$204.9	$—	$70.4	$—	$(23.6)	$251.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Events
On April 3, 2018, the Company amended the Term Loan to reprice the Revolving Loan, reducing interest margins by 25 basis points. Borrowings under the Term Loan continue to bear interest at either (i) the ABR plus a margin or (ii) LIBOR plus a margin based upon a net leverage ratio as defined in the agreement governing the Term Loan. The amended margin is 0.75% for ABR borrowings and 1.75% for LIBOR borrowings effective April 3, 2018. Additionally, the Company amended its covenant on restricted payments, such that the Company is permitted to make restricted payments so long as the total net leverage ratio is less than 3.75:1.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "the Company," "our," "CDW" and similar terms refer to CDW Corporation and its subsidiaries. "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements" at the end of this discussion.
Overview

CDW Corporation ("Parent") is a Fortune 500 company and a leading provider of integrated information technology ("IT") solutions to small, medium and large business, and government, education and healthcare customers in the United States ("US"), the United Kingdom ("UK") and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
We are technology "agnostic," with a portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through over 6,000 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers ("OEMs"), software publishers and cloud providers (collectively, our "vendor partners"), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
We have three reportable segments, Corporate, Small Business and Public. Our Corporate segment primarily serves US private sector business customers with more than 250 employees. Our Small Business segment primarily serves US private sector business customers with up to 250 employees. Our Public segment is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: CDW UK and CDW Canada, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category ("Other").
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
Effective January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers, as amended ("Topic 606"), utilizing the full retrospective method as discussed in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements. Prior period amounts have been adjusted accordingly.
Trends and key factors affecting our financial performance
We believe the following trends and key factors may have an important impact on our financial performance:

•
General economic conditions are a key factor affecting our ability to generate sales and achieve our targeted operating results as they impact our customers’ willingness to spend on information technology. This is particularly the case for business customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their perceptions of business conditions. Purchasing behavior may be different between our Corporate customers and Small Business customers due to their perception of business conditions. Additionally, changes in trade policy could have an adverse impact on our business.

•	Changes in spending policies, budget priorities and funding levels are a key factor influencing government, healthcare and education purchasing levels.

•
Customer focus on security has been, and we expect will continue to be, an ongoing trend. Customers are seeking solutions to protect their internal systems against threats and are implementing solutions that provide enterprise-wide visibility, detection expertise and investigation workflows. They are also implementing endpoint security, firewall segmentation and user authentication tools.

•
There continues to be substantial uncertainty regarding the impact of the Referendum on the UK's Membership of the European Union ("EU"), advising for the exit of the UK from the EU (referred to as "Brexit"). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. To date, CDW UK is not seeing significant changes in the buying behavior of its customers even with the uncertainty related to the timing and terms of Brexit.

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
In this Form 10-Q, we discuss Non-GAAP income before income taxes, Non-GAAP net income, Non-GAAP net income per diluted share, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Senior Secured Term Loan Facility ("Term Loan"), which is used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Long-Term Debt and Financing Arrangements within Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements. For the definitions of Non-GAAP income before income taxes, Non-GAAP net income and Adjusted EBITDA and reconciliations to Net income, see "Results of Operations."

The results of certain business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017(1)
Net sales	$3,606.4	$3,256.0
Gross profit	603.9	553.5
Income from operations	204.1	170.7
Net income	127.0	58.2
Non-GAAP net income	162.8	121.9
Adjusted EBITDA	279.8	250.1
Average daily sales(2)	56.4	50.9
Net debt(3)	3,014.5	3,028.8
Cash conversion cycle (in days)(4)	17	19

(1)	Amounts for 2017 have been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

(2)	There were 64 selling days for both the three months ended March 31, 2018 and 2017.

(3)	Defined as Total debt minus Cash and cash equivalents.

(4)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended March 31,
	2018		2017(1)
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,606.4	100.0%	$3,256.0	100.0%
Cost of sales	3,002.5	83.3	2,702.5	83.0
Gross profit	603.9	16.7	553.5	17.0
Selling and administrative expenses	362.7	10.1	347.4	10.7
Advertising expense	37.1	1.0	35.4	1.1
Income from operations	204.1	5.7	170.7	5.2
Interest expense, net	(37.7)	(1.0)	(39.7)	(1.2)
Net loss on extinguishments of long-term debt	—	—	(57.4)	(1.8)
Other (expense) income, net	(0.7)	—	0.9	—
Income before income taxes	165.7	4.6	74.5	2.3
Income tax expense	(38.7)	(1.1)	(16.3)	(0.5)
Net income	$127.0	3.5%	$58.2	1.8%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended March 31,
	2018		2017(1)
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$1,565.8	43.4%	$1,440.6	44.2%	$125.2	8.7%

Small Business	327.6	9.1	292.0	9.0	35.6	12.2

Public:
Government	418.5	11.6	374.6	11.5	43.9	11.7
Education	397.2	11.0	393.2	12.1	4.0	1.0
Healthcare	414.3	11.5	385.9	11.8	28.4	7.3
Total Public	1,230.0	34.1	1,153.7	35.4	76.3	6.6

Other	483.0	13.4	369.7	11.4	113.3	30.6

Total net sales	$3,606.4	100.0%	$3,256.0	100.0%	$350.4	10.8%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 64 selling days for both the three months ended March 31, 2018 and 2017.
Total Net sales for the three months ended March 31, 2018 increased $350 million, or 10.8%, to $3,606 million, compared to $3,256 million for the three months ended March 31, 2017. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 9.6%. See “Non-GAAP Financial Measure Reconciliations” below for additional information regarding constant currency Net Sales growth.
For the three months ended March 31, 2018, ongoing focus on client refresh drove growth within transactional products and we saw an increase in solution-based sales, led by software. Increases in software reflected the continuing trend of greater integration of software into solutions, as well as continued customer focus on security. Services increases were driven by warranties and field services. Sales of solutions-based hardware reflected both underlying demand as well as the impact of the reversal associated with supply chain issues experienced at the end of 2017.
Corporate segment Net sales for the three months ended March 31, 2018 increased $125 million, or 8.7%, compared to the three months ended March 31, 2017. Growth was primarily driven by client devices, as well as solutions categories, including software and netcomm products.
Small Business segment Net sales for the three months ended March 31, 2018 increased by $36 million, or 12.2%, between periods. Sales growth was primarily driven by client devices and video.
Public segment Net sales for the three months ended March 31, 2018 increased $76 million, or 6.6%, compared to the three months ended March 31, 2017. The growth was primarily driven by Government and Healthcare customers. Net sales to Government customers increased $44 million. Sales to State and Local government customers were driven by a continued focus on public safety and the success executing against recently added contracts. Federal sales benefited from the sale of client devices to the Department of Defense to meet a cybersecurity mandate deadline of January 31, 2018. Education Net sales increased 1.0%. Ongoing success addressing networking and client device needs in Higher Ed was partially offset by K-12 performance as success addressing collaborative learning implementations was offset by reduced focus on client devices as customers focus on extending lives and maintaining existing equipment. Net sales in Healthcare increased 7.3%, primarily driven by performance in desktops, video and software.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended March 31, 2018 increased $113 million, or 30.6%, compared to the three months ended March 31, 2017. Both operations had strong growth in local currency as we continued to take share in the local markets driven in part by fiscal year-end buying by public entities and certain UK commercial customers, as well as the benefit from increased sales for referrals from US customers to the UK. The impact of foreign currency exchange increased Other sales growth by approximately 1,100 basis points, due to the favorable impact resulting from the British pound and Canadian dollar to US dollar translations.
Gross profit
Gross profit increased $50 million, or 9.1%, to $604 million for the three months ended March 31, 2018, compared to $554 million for the three months ended March 31, 2017. As a percentage of Net sales, Gross profit decreased 30 basis points to 16.7% for the three months ended March 31, 2018. Although there was an increase in Gross profit due to higher sales volumes, we experienced a decline in our Gross profit margin. This decline was primarily driven by product margin compression due to increased hardware sales, which generally have lower profit margins, and a decline in partner funding margin due to year-over-year revenue growth out-pacing year-over-year increases in partner funding. This was partially offset by a higher mix of revenue recognized on a net basis.
Selling and administrative expenses
Selling and administrative expenses increased $16 million, or 4.4%, to $363 million for the three months ended March 31, 2018, compared to $347 million for the three months ended March 31, 2017. This was driven by higher sales payroll costs, including sales commissions primarily due to higher Gross profit dollars. Total coworker count was 8,750, up 138 from 8,612 at March 31, 2017. Total coworker count was 8,726 at December 31, 2017. This was partially offset by lower equity-based compensation expense and the associated payroll taxes.
As a percentage of total Net sales, Selling and administrative expenses decreased 60 basis points to 10.1% during the three months ended March 31, 2018, down from 10.7% in the three months ended March 31, 2017.
Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended March 31,
	2018		2017(1)
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(2)
Corporate	$124.8	8.0%	$112.1	7.8%	11.3%
Small Business	22.3	6.8	16.6	5.7	33.9
Public	71.7	5.8	60.8	5.3	18.1
Other(3)	19.8	4.1	12.7	3.4	56.1
Headquarters(4)	(34.5)	nm*	(31.5)	nm*	9.3
Total income from operations	$204.1	5.7%	$170.7	5.2%	19.6%
* Not meaningful

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Segment income from operations includes the segment’s direct operating income, allocations for Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(3)	Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

(4)	Includes certain Headquarters' function costs that are not allocated to the segments.
Income from operations was $204 million for the three months ended March 31, 2018, an increase of $33 million, or 19.6%, compared to $171 million for the three months ended March 31, 2017. Income from operations increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Total operating margin percentage increased 50 basis points to 5.7% for the three months ended March 31, 2018, from 5.2% for the three months ended March 31, 2017. The increase was primarily due to lower sales payroll expense, which trends in line with gross profit dollars, as a percentage of Net sales. Also contributing to the increased operating margin percentage were lower equity-based compensation expense and intangible asset amortization as a percentage of Net sales, which do not trend in line with sales movement. These increases were partially offset by the Gross profit margin compression from increased hardware sales and a decline in partner funding margin due to year-over-year revenue growth out-pacing year-over-year increases in partner funding.
Corporate segment income from operations was $125 million for the three months ended March 31, 2018, an increase of $13 million, or 11.3%, compared to $112 million for the three months ended March 31, 2017. Corporate segment income from operations increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Corporate segment operating margin percentage increased 20 basis points to 8.0% for the three months ended March 31, 2018, from 7.8% for the three months ended March 31, 2017. This increase in operating margin percentage was primarily driven by the benefit of lower Selling and administrative expenses as a percentage of Net sales. This was partially offset by product margin compression due to increased hardware sales.
Small Business segment income from operations was $22 million for the three months ended March 31, 2018, an increase of $5 million, or 33.9%, compared to $17 million for the three months ended March 31, 2017. Small business segment income from operations increased primarily due to higher gross profit dollars as a result of sales volume. Small Business segment operating margin percentage increased 110 basis points to 6.8% for the three months ended March 31, 2018, from 5.7% for the three months ended March 31, 2017. This increase in operating margin percentage was primarily driven by the benefit of lower sales payroll expenses and intangible asset amortization as a percentage of Net sales.
Public segment income from operations was $72 million for the three months ended March 31, 2018, an increase of $11 million, or 18.1%, compared to $61 million for the three months ended March 31, 2017. Public segment income from operations increased primarily due to higher Gross profit dollars as a result of sales volume. Public segment operating margin percentage increased 50 basis points to 5.8% for the three months ended March 31, 2018, from 5.3% for the three months ended March 31, 2017. This increase in operating margin percentage was primarily driven by the benefit of lower sales payroll expenses as a percentage of Net sales and a higher mix of net service contract revenue.
Other income from operations was $20 million for the three months ended March 31, 2018, an increase of $7 million, or 56.1%, compared to $13 million for the three months ended March 31, 2017. Other income from operations increased primarily due to higher sales volumes and Gross profit as we continue to take share in the local markets, and favorable foreign exchange. Other operating margin percentage increased 70 basis points to 4.1% for the three months ended March 31, 2018, from 3.4% for the three months ended March 31, 2017. This increase was primarily driven by the benefit of lower sales payroll expenses and lower intangible asset amortization as a percentage of Net sales.
Net loss on extinguishments of long-term debt
During the three months ended March 31, 2018, there were no extinguishments of long-term debt compared to the same period in 2017 when we incurred a net loss on extinguishment of long-term debt of $57 million. For information regarding our debt, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Net loss on extinguishments of long-term debt for the three months ended March 31, 2017 are as follows:

Month of Extinguishment	Debt Instrument	(in millions)
		Amount Extinguished	Loss Recognized
February 2017	Senior Secured Term Loan Facility	$1,483.0	$(13.7)
March 2017	Senior Notes due 2022	600.0	(42.5)	(1)
March 2017	Senior secured asset-based revolving credit facility	—	(1.2)
	Total Loss Recognized		$(57.4)

(1)
We repaid all of the remaining aggregate principal amount outstanding. The loss recognized represents the difference between the aggregate principal amount and the net carrying amount of the purchased debt, adjusted for the remaining unamortized deferred financing fees and premium.

Income tax expense
Income tax expense was $39 million for the three months ended March 31, 2018, compared to $16 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 23.4% for the three months ended March 31, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 21.9% and differed from the US federal statutory rate of 35.0% primarily due to excess tax benefits on equity-based compensation. The higher effective tax rate for the three months ended March 31, 2018 as compared to the same period of the prior year was primarily attributable to lower excess tax benefits on equity-based compensation and a higher effective net state income tax rate, primarily due to the reduced US federal benefit partially offset by the reduction in the US federal statutory rate.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the three months ended March 31, 2018 and 2017 below.
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
Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Additionally, Adjusted EBITDA is a measure in the credit agreement governing our Term Loan used to evaluate our ability to make certain investments, incur additional debt, and make restricted payments, such as dividends and share repurchases, as well as whether we are required to make additional principal prepayments on the Term Loan beyond the quarterly amortization payments. For further details regarding the Term Loan, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Non-GAAP net income
Non-GAAP net income was $163 million for the three months ended March 31, 2018, an increase of $41 million, or 33.6%, compared to $122 million for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018			2017(1)
(dollars in millions)	Income before income taxes	Income tax expense(2)	Net income	Income before income taxes	Income tax expense	Net income
GAAP (as reported)	$165.7	$(38.7)	$127.0	$74.5	$(16.3)	$58.2
Amortization of intangibles(3)	46.7	(12.3)	34.4	46.1	(16.6)	29.5
Equity-based compensation	8.1	(7.0)	1.1	12.1	(15.8)	(3.7)
Net loss on extinguishments of long-term debt	—	—	—	57.4	(20.7)	36.7
Integration expenses(4)	—	—	—	0.5	(0.2)	0.3
Other adjustments(5)	0.5	(0.2)	0.3	1.4	(0.5)	0.9
Non-GAAP	$221.0	$(58.2)	$162.8	$192.0	$(70.1)	$121.9

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Income tax on non-GAAP adjustments includes excess tax benefits associated with equity compensation, and the impact of global intangible low tax income (“GILTI”) on equity-based compensation and amortization of intangibles.

(3)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(4)	Comprised of expenses related to CDW UK.

(5)	Includes other expenses such as payroll taxes on equity-based compensation during the three months ended March 31, 2018 and 2017.
Adjusted EBITDA
Adjusted EBITDA was $280 million for the three months ended March 31, 2018, an increase of $30 million, or 11.9%, compared to $250 million for the three months ended March 31, 2017. As a percentage of Net sales, Adjusted EBITDA was 7.8% for the three months ended March 31, 2018 and 7.7% for the three months ended March 31, 2017.

	Three Months Ended March 31,
(in millions)	2018	Percentage of Net Sales	2017(1)	Percentage of Net Sales
Net income	$127.0		$58.2
Depreciation and amortization	66.6		64.2
Income tax expense	38.7		16.3
Interest expense, net	37.7		39.7
EBITDA	270.0	7.5%	178.4	5.5%

Adjustments:
Equity-based compensation	8.1		12.1
Net loss on extinguishments of long-term debt	—		57.4
Income from equity investment(2)	(0.3)		(0.2)
Integration expenses(3)	—		0.5
Other adjustments(4)	2.0		1.9
Total adjustments	9.8		71.7
Adjusted EBITDA	$279.8	7.8%	$250.1	7.7%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Represents our share of net income from our equity investment.

(3)	Comprised of expenses related to CDW UK.

(4)
Includes other expenses such as payroll taxes on equity-based compensation during the three months ended March 31, 2018 and 2017. Also includes historical retention costs during the three months ended March 31, 2017.

Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $350 million, or 10.8%, to $3,606 million for the three months ended March 31, 2018, compared to $3,256 million for the three months ended March 31, 2017. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $315 million, or 9.6%.

	Three Months Ended March 31,
(in millions)	2018	2017(1)	% Change	Average Daily % Change(2)
Consolidated Net sales, as reported	$3,606.4	$3,256.0	10.8%	10.8%
Foreign currency translation(3)	—	34.9
Consolidated Net sales, on a constant currency basis	$3,606.4	$3,290.9	9.6%	9.6%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 64 selling days for both the three months ended March 31, 2018 and 2017.

(3)	Represents the effect of translating the prior year results of CDW UK and CDW Canada's results at the average exchange rates applicable in the current year.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves US private sector business customers with more than 250 employees, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and Education customers.
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of March 31, 2018, we also have $987 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($70 million at March 31, 2018) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Share Repurchase Program

During the three months ended March 31, 2018, we repurchased 2 million shares of our common stock for $109 million under the previously announced share repurchase program. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2018 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.21	February 7, 2018	February 26, 2018	March 12, 2018

On May 2, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend will be paid on June 11, 2018 to all stockholders of record as of the close of business on May 25, 2018.
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

Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$222.2	$369.9
Investing activities	(15.9)	(19.6)
Net change in accounts payable-inventory financing	24.9	(135.7)
Other financing activities	(156.1)	(226.5)
Financing activities	(131.2)	(362.2)
Effect of exchange rate changes on cash and cash equivalents	1.7	(0.1)
Net increase (decrease) in cash and cash equivalents	$76.8	$(12.0)
Operating Activities

	Three Months Ended March 31,
(in millions)	2018	2017(1)	Dollar Change
Net income	$127.0	$58.2	$68.8
Adjustments for the impact of non-cash items(2)	62.4	119.4	(57.0)
Net income adjusted for the impact of non-cash items(3)	189.4	177.6	11.8
Changes in assets and liabilities:
Accounts receivable(4)	60.5	184.7	(124.2)
Merchandise inventory(5)	(72.4)	(36.0)	(36.4)
Accounts payable-trade	(29.8)	(10.4)	(19.4)
Other	74.5	54.0	20.5
Net cash provided by operating activities	$222.2	$369.9	$(147.7)

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Includes items such as deferred income taxes, depreciation and amortization, equity-based compensation expense and Net loss on extinguishments of long-term debt.

(3)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth, partially offset by higher sales payroll.

(4)
The change in Accounts receivable was primarily due to the increased sales volume during the first quarter of 2018 compared to 2017, coupled with higher cash collections during the first quarter of 2017.

(5)
The change in Merchandise inventory was primarily due to the timing of inventory shipments to customers during the first quarter of 2018 compared to the same period in the prior year, offset by lower on-hand inventory in the first quarter of 2018 as a result of higher strategic stocking positions in the first quarter of 2017.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2018	2017(1)
Days of sales outstanding (“DSO”)(2)	54	51
Days of supply in inventory (“DIO”)(3)	12	14
Days of purchases outstanding (“DPO”)(4)	(49)	(46)
Cash conversion cycle	17	19

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Represents the rolling three-month average of the balance of Accounts receivable, net at the end of the period, divided by average daily Net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.

(3)	Represents the rolling three-month average of the balance of Merchandise inventory at the end of the period divided by average daily Cost of sales for the same three-month period.

(4)
Represents the rolling three-month average of the combined balance of Accounts payable-trade, excluding cash overdrafts, and Accounts payable-inventory financing at the end of the period divided by average daily Cost of sales for the same three-month period.

The cash conversion cycle decreased to 17 days at March 31, 2018 compared to 19 days at March 31, 2017 as DSO and DPO each increased 3 days compared to March 31, 2017 and DIO decreased 2 days. The increase in DSO was primarily driven by higher Net sales and related Accounts receivable for third-party services such as software as a service, software assurance and warranties. These services have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. This also results in a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. Additionally, average inventory balances decreased slightly, which coupled with higher Cost of sales, led to a favorable impact on DIO.
Investing Activities
Net cash used in investing activities decreased by $4 million in the three months ended March 31, 2018 compared to the same period of the prior year. Capital expenditures were $16 million and $20 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in capital expenditures is primarily due to the timing of investments for improvements to our information technology systems.
Financing Activities
Net cash used in financing activities decreased by $231 million in the three months ended March 31, 2018 compared to the same period of the prior year. The decrease was primarily driven by changes in Accounts payable-inventory financing, which resulted in a decrease in cash used in financing activities of $161 million, and by share repurchases during the three months ended March 31, 2018, which resulted in a decrease in cash used in financing activities of $66 million. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The decrease in cash used in Accounts payable-inventory financing was primarily driven by the termination of one of our inventory financing agreements in the fourth quarter of 2016, with amounts owed subsequently reported as Accounts payable - trade on the Consolidated Balance Sheet beginning in 2017.
Long-Term Debt and Financing Arrangements
As of March 31, 2018, we had total indebtedness of $3.2 billion, of which $1.5 billion was secured indebtedness. At March 31, 2018, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $1.2 billion at March 31, 2018. The amount of restricted payment capacity for the CDW UK Term Loan was $139 million at March 31, 2018.
For additional details regarding our debt and refinancing activities, refer to Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For further details, see Note 3 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.

Contractual Obligations
Except as disclosed under Note 13 (Subsequent Events) to the accompanying Consolidated Financial Statements, there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers. See Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements for information regarding our new revenue recognition critical accounting policy.
Recent Accounting Pronouncements
The information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
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
These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other SEC filings. These factors include, among others, global and regional economic and political conditions; decreases in spending on technology products and services; CDW's relationships with vendor partners and availability of their products; continued innovations in hardware, software and services offerings by CDW's vendor partners; substantial competition that could reduce CDW's market share; CDW's substantial indebtedness and ability to generate sufficient cash to service such indebtedness; restrictions imposed by agreements relating to CDW's indebtedness on its operations and liquidity; changes in, or the discontinuation of, CDW's share repurchase program or dividend payments; the continuing development, maintenance and operation of CDW's information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to comply with Public segment contracts or applicable laws and regulations; potential failures to provide high-quality services to CDW's customers; potential losses of any key personnel; potential interruptions of the flow of products from suppliers; potential adverse occurrences at one of CDW's primary facilities or customer data centers; increases in the cost of commercial delivery services or disruptions of those services; CDW's exposure to accounts receivable and inventory risks; fluctuations in foreign currency; future acquisitions or alliances; fluctuations in CDW's operating results; current and future legal proceedings and audits; changes in laws, including the recent US tax legislation, regulations or interpretations thereof; and other risk factors or uncertainties identified from time to time in CDW's filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company's purchases of its common stock during the three months ended March 31, 2018 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
January 1 through January 31, 2018	0.4	$73.20	0.4	$829.6
February 1 through February 28, 2018	0.6	$71.17	0.6	$786.2
March 1 through March 31, 2018	0.5	$73.96	0.5	$748.9
Total	1.5		1.5

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

10.1*
Second Amendment to Amended and Restated Term Loan Agreement, dated as of April 3, 2018, among CDW LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the other loan parties party thereto.

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

CDW CORPORATION

Date:	May 2, 2018	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)