Form 10-Q
period 2018-06-30
CDW Corp
filed 2018-08-03
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 30, 2018, there were 151,364,496 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per share amounts)

	June 30, 2018	December 31, 2017
Assets	(unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$100.7	$144.2
Accounts receivable, net of allowance for doubtful accounts of $7.1 and $6.2, respectively	2,612.2	2,329.3
Merchandise inventory	576.9	411.5
Miscellaneous receivables	373.8	343.0
Prepaid expenses and other	181.1	168.3
Total current assets	3,844.7	3,396.3
Property and equipment, net	150.3	161.1
Goodwill	2,472.5	2,479.6
Other intangible assets, net	802.3	897.0
Other assets	60.3	32.7
Total Assets	$7,330.1	$6,966.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,693.6	$1,317.7
Accounts payable-inventory financing	387.6	498.0
Current maturities of long-term debt	38.6	25.5
Contract liabilities	169.9	158.8
Accrued expenses and other current liabilities:
Compensation	138.4	129.5
Interest	21.9	21.6
Sales taxes	38.3	43.8
Advertising	96.8	89.2
Income taxes	22.1	16.2
Other	212.8	221.8
Total current liabilities	2,820.0	2,522.1
Long-term liabilities:
Debt	3,201.7	3,210.0
Deferred income taxes	172.9	196.3
Other liabilities	66.6	52.7
Total long-term liabilities	3,441.2	3,459.0
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 151.5 and 153.1 shares issued, respectively	1.5	1.5
Less: treasury stock, $0.01 par value, 0.0 and 0.1 shares held, respectively	—	—
Outstanding common stock, $0.01 par value, 151.5 and 153.0 shares outstanding, respectively	1.5	1.5
Paid-in capital	2,953.3	2,911.6
Accumulated deficit	(1,780.8)	(1,831.6)
Accumulated other comprehensive loss	(105.1)	(95.9)
Total stockholders' equity	1,068.9	985.6
Total Liabilities and Stockholders' Equity	$7,330.1	$6,966.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Net sales	$4,186.1	$3,891.7	$7,792.5	$7,147.6
Cost of sales	3,490.5	3,250.9	6,493.0	5,953.3
Gross profit	695.6	640.8	1,299.5	1,194.3
Selling and administrative expenses	381.4	363.5	744.1	710.9
Advertising expense	48.7	46.5	85.8	81.9
Income from operations	265.5	230.8	469.6	401.5
Interest expense, net	(37.2)	(35.9)	(74.9)	(75.6)
Net loss on extinguishments of long-term debt	—	—	—	(57.4)
Other income, net	1.5	0.4	0.8	1.3
Income before income taxes	229.8	195.3	395.5	269.8
Income tax expense	(56.8)	(54.4)	(95.5)	(70.8)
Net income	$173.0	$140.9	$300.0	$199.0

Net income per common share:
Basic	$1.14	$0.90	$1.98	$1.26
Diluted	$1.12	$0.89	$1.94	$1.24

Weighted-average common shares outstanding:
Basic	151.6	156.0	151.9	157.7
Diluted	153.9	159.0	154.4	160.9

Cash dividends declared per common share	$0.2100	$0.1600	$0.4200	$0.3200

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Net income	$173.0	$140.9	$300.0	$199.0
Foreign currency translation, net(1)	(28.9)	19.0	(14.7)	25.5
Unrealized gain (loss) from hedge accounting, net(2)	2.3	(1.2)	5.5	(1.6)
Other comprehensive (loss) income, net	(26.6)	17.8	(9.2)	23.9
Comprehensive income	$146.4	$158.7	$290.8	$222.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

(1)
Net of tax benefit of $0.1 million for both the three months ended June 30, 2018 and 2017, and net of tax benefit of $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Net of tax expense of $0.7 million and a tax benefit of $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and net of tax expense of $1.8 million and a tax benefit of $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017 (as reported)	—	$—	153.1	$1.5	0.1	$—	$2,911.6	$(1,834.3)	$(95.9)	$982.9
Cumulative adjustment upon adoption of ASC 606	—	—	—	—	—	—	—	2.7	—	2.7
Balance as of December 31, 2017 (as adjusted)	—	—	153.1	1.5	0.1	—	2,911.6	(1,831.6)	(95.9)	985.6
Net income	—	—	—	—	—	—	—	300.0	—	300.0
Equity-based compensation expense	—	—	—	—	—	—	16.1	—	—	16.1
Stock option exercises	—	—	0.7	—	—	—	19.9	—	—	19.9
Coworker Stock Purchase Plan	—	—	0.1	—	—	—	5.4	—	—	5.4
Repurchases of common stock	—	—	(2.4)	—	—	—	—	(176.4)	—	(176.4)
Dividends paid	—	—	—	—	—	—	0.3	(64.1)	—	(63.8)
Incentive compensation plan stock withheld for taxes	—	—	—	—	(0.1)	—	—	(8.7)	—	(8.7)
Foreign currency translation	—	—	—	—	—	—	—	—	(14.7)	(14.7)
Unrealized gain from hedge accounting	—	—	—	—	—	—	—	—	5.5	5.5
Balance as of June 30, 2018	—	$—	151.5	$1.5	—	$—	$2,953.3	$(1,780.8)	$(105.1)	$1,068.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:	(unaudited)	(as adjusted)
Net income	$300.0	$199.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.9	129.5
Equity-based compensation expense	19.1	23.6
Deferred income taxes	(28.1)	(40.3)
Net loss on extinguishments of long-term debt	—	57.4
Other	5.1	3.2
Changes in assets and liabilities:
Accounts receivable	(295.2)	(156.0)
Merchandise inventory	(167.7)	(52.5)
Other assets	(62.2)	(125.6)
Accounts payable-trade	386.8	311.8
Other liabilities	41.6	26.1
Net cash provided by operating activities	332.3	376.2
Cash flows used in investing activities:
Capital expenditures	(33.6)	(36.8)
Net cash used in investing activities	(33.6)	(36.8)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facilities	488.1	67.7
Repayments of borrowings under revolving credit facilities	(474.4)	(13.7)
Repayments of long-term debt	(7.5)	(7.5)
Proceeds from issuance of long-term debt	—	2,083.0
Payments to extinguish long-term debt	—	(2,121.3)
Payments of debt financing fees	(1.0)	(9.6)
Net change in accounts payable-inventory financing	(110.4)	(85.1)
Premium payments on interest rate cap agreements	(12.6)	—
Proceeds from stock option exercises	19.9	7.4
Proceeds from Coworker Stock Purchase Plan	5.4	4.7
Repurchases of common stock	(176.4)	(359.4)
Payment of incentive compensation plan withholding taxes	(8.7)	(42.0)
Dividends	(63.8)	(50.3)
Other	3.2	(0.6)
Net cash used in financing activities	(338.2)	(526.7)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	2.6
Net decrease in cash and cash equivalents	(43.5)	(184.7)
Cash and cash equivalents—beginning of period	144.2	263.7
Cash and cash equivalents—end of period	$100.7	$79.0
Supplementary disclosure of cash flow information:
Interest paid	$(74.5)	$(76.8)
Taxes paid, net	$(118.4)	$(96.5)
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
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 13 (Supplemental Guarantor Information) and does not hold any material assets or engage in any business activities or operations.
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "December 31, 2017 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2017 Consolidated Financial Statements except for changes from the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended ("Topic 606"), as discussed below. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes to the Consolidated Financial Statements contained in the December 31, 2017 Consolidated Financial Statements include a discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. Except as noted above for the adoption of Topic 606, there have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2018.
Revenue Recognition

The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers ("OEMs"), software publishers and wholesale distributors.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition for Software
Revenues from most software license sales are recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. The value of the product is primarily the accompanying support delivered by a third-party and therefore the Company is acting as an agent in these transactions and recognizes them on a net basis at the point the associated software license is delivered to the customer. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a net basis at the point the related software license is delivered to the customer. For additional details regarding the accounting for bundled arrangements, see "Revenue Recognition for Bundled Arrangements" below.
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
The Company sells cloud computing solutions, which include Software as a Service ("SaaS") and Infrastructure as a Service ("IaaS"). SaaS solutions utilize third-party partners to offer the Company's customers access to software in the cloud that enhances office productivity, provides security or assists in collaboration. IaaS solutions utilize third-party partners to enable customers to access data center functionality in a cloud-based solution, including storage, computing and networking. The Company recognizes revenue for cloud computing solutions for arrangements with one-time invoicing to the customer at the time of invoice on a net basis as the Company is acting as an agent in the transaction. For monthly subscription-based arrangements, the Company is acting as an agent in the transaction and recognizes revenue as it invoices the customer for its monthly usage on a net basis.

Revenues from the sale of data center services, such as managed and remote managed services, server co-location, internet connectivity and data backup and storage provided by the Company, are recognized over the period the service is provided. Most hosting and managed service obligations are based on the quantity and pricing parameters established in the agreement. As the customer receives the benefit of the service each month, the Company recognizes the respective revenue on a gross basis as the Company is acting as a principal in the transaction. Additionally, the Company's managed services team provides project support to customers that are billed on a fixed fee basis. The Company is acting as the principal in the transaction and recognizes revenue on a gross basis based on the total number of hours incurred for the period over the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Freight Costs
The Company records freight billed to its customers as Net sales and the related freight costs as a Cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records the freight costs as a Cost of sales. The Company's typical shipping terms are F.O.B. destination, which results in shipping being performed before the customer obtains control of the product. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.
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

Trade accounts receivable are recorded at the point of sale (or in accordance with the Statement of Work for services) for the total amount payable by the customer to the Company for sale of goods. Taxes to be collected from the customer as part of the sale are included in Accounts receivable.

Any incremental direct costs of obtaining a contract, primarily sales commissions, are deferred on the Consolidated Balance Sheets and amortized over the period of contract performance.

The Company typically does not enter into long-term contracts. The Company has elected to use the practical expedient for its performance obligations table to show only those contracts that are longer than 12 months at the time of contract inception and those contracts that are non-cancelable. Additionally, for certain governmental contracts where there are

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annual renewals, the Company has excluded these contracts since there is only a one-year legal obligation. Typically, the only contracts that are longer than 12 months in duration are related to the Company's professional and managed services business.
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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU is effective for the Company beginning in the first quarter of 2019 and allows for early adoption. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.
The Company has established a cross-functional implementation team to analyze the effect of the ASU. The Company is utilizing a combination of a bottom-up and top-down approach to identify and analyze its lease portfolio. The Company is in the process of evaluating its identified leases. In addition, the Company is evaluating business processes and internal controls to meet the ASU’s accounting, reporting and disclosure requirements. Although the Company is currently evaluating the provisions of the ASU to determine how it will be affected, the primary impact to the Company of the new ASU will be to record assets and liabilities for current operating leases, which are principally related to the Company's real estate portfolio.
Revenue Recognition
On January 1, 2018, the Company adopted Topic 606 and utilized the full retrospective method. For additional details, see Note 1 (Description of Business and Summary of Significant Accounting Policies).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of Topic 606 impacted the Company's results as follows:

	Three Months Ended June 30, 2017(1)			Six Months Ended June 30, 2017(1)
(in millions) (except per share amounts)	As Reported	New Revenue Standard Adjustment	As Adjusted	As Reported	New Revenue Standard Adjustment	As Adjusted
Net sales	$3,994.4	$(102.7)	$3,891.7	$7,319.1	$(171.5)	$7,147.6
Gross profit	641.1	(0.3)	640.8	1,193.6	0.7	1,194.3
Gross profit margin	16.1%	40 bps	16.5%	16.3%	40 bps	16.7%

Income from operations	231.1	(0.3)	230.8	400.9	0.6	401.5
Income tax expense	(54.5)	0.1	(54.4)	(70.5)	(0.3)	(70.8)
Net income	$141.0	$(0.1)	$140.9	$198.7	$0.3	$199.0

Net income per common share
Basic	$0.90	$—	$0.90	$1.26	$—	$1.26
Diluted	$0.89	$—	$0.89	$1.23	$0.01	$1.24

(1)	Amounts may not foot or cross-foot due to rounding.
The adoption of Topic 606 impacted the Company's Consolidated Balance Sheet as follows:

	December 31, 2017(1)
(in millions)	As Reported	New Revenue Standard Adjustment	As Adjusted
Accounts receivable	$2,320.5	$8.8	$2,329.3
Merchandise inventory	449.5	(38.0)	411.5
Miscellaneous receivables	336.5	6.5	343.0
Prepaid expenses and other	127.4	40.9	168.3
Total current assets	3,378.1	18.2	3,396.3

Other assets	40.8	(8.1)	32.7
Total assets	6,956.6	10.1	6,966.7

Contract liabilities	194.0	(35.2)	158.8
Income tax payable	15.1	1.1	16.2
Other accrued expenses	180.2	41.6	221.8
Total current liabilities	2,514.6	7.5	2,522.1

Total liabilities	5,973.7	7.5	5,981.1
Total stockholders’ equity	$982.9	$2.7	$985.6

(1)	Amounts may not foot or cross-foot due to rounding.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in Accounts payable-inventory financing are as follows:

(in millions)	June 30, 2018	December 31, 2017
Revolving Loan inventory financing agreement(1)	$380.0	$480.9
Other inventory financing agreements	7.6	17.1
Accounts payable-inventory financing	$387.6	$498.0

(1)
The Senior Secured Asset-Based Revolving Credit Facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

4.     Contract Liabilities and Remaining Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of June 30, 2018 and December 31, 2017, the contract liability balance was $170 million and $159 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized revenue of $116 million and $99 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For more information regarding the Company's performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of June 30, 2018 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

(in millions)	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$33.6	$20.8	$6.2	$0.9

5.	Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During the first quarter of 2018, the Company entered into interest rate cap agreements with a combined notional value of $1.4 billion resulting in premiums paid to the counterparties of $13 million. As of June 30, 2018 and December 31, 2017, the Company had the following interest rate cap agreements for which the fair values are classified within Other assets on the Consolidated Balance Sheets:

			June 30, 2018	December 31, 2017
Notional Value (in millions)	Effective Date	Maturity Date	Fair Value (in millions)	Fair Value (in millions)
$1,400.0	January 17, 2017	December 31, 2018	$6.4	$5.4
1,400.0	December 31, 2018	December 31, 2020	17.1	—
			$23.5	$5.4
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
The interest rate cap agreements are designated as cash flow hedges. The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly into earnings. The Company's interest rate cap agreements were deemed effective during both the six months ended June 30, 2018 and 2017, and the Company expects the derivatives will continue to be effective for the next twelve months. During the three and six months ended June 30, 2018, the Company recorded a gain of $2 million and $5 million, respectively, net of a tax expense for the effective portion of the interest rate cap agreements into Accumulated other comprehensive loss. During the three and six months ended June 30, 2017, the Company recorded a loss of $1 million and $2 million respectively, net of a tax benefit, for the effective portion of the interest rate cap agreements into Accumulated other comprehensive loss. During the three and six months ended June 30, 2018, the Company reclassified $1 million and $2 million, respectively, from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. The Company expects to reclassify $5 million from Accumulated other comprehensive loss into Interest expense, net during the next twelve months.

Prior to the election of hedge accounting treatment during the first quarter of 2017, the Company recognized less than $1 million of Interest income during the six months ended June 30, 2017 in the Company's Consolidated Statement of Operations related to the changes in the fair value of the interest rate cap agreements.

6.	Long-Term Debt
Long-term debt as of June 30, 2018 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Fees	Total
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	1.9%	13.2	—	13.2
Senior secured term loan facility (1)	3.9%	1,460.6	(2.8)	1,457.8
CDW UK term loan	1.9%	73.9	(1.2)	72.7
Senior notes due 2023	5.0%	525.0	(4.0)	521.0
Senior notes due 2024	5.5%	575.0	(4.8)	570.2
Senior notes due 2025	5.0%	600.0	(6.8)	593.2
Other long-term obligations		12.2	—	12.2
Total debt		3,259.9	(19.6)	3,240.3
Less current maturities		(38.6)	—	(38.6)
Long-term debt, excluding current maturities		$3,221.3	$(19.6)	$3,201.7

(1)
The Senior secured term loan facility has a variable interest rate, which has effectively been capped through the use of an interest rate cap (see Note 5 (Financial Instruments)). The interest rate disclosed represents the variable interest rate in effect as of June 30, 2018.

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

Senior Secured Asset-based Revolving Credit Facility ("Revolving Loan")
As of June 30, 2018, the Company had no outstanding borrowings under the Revolving Loan, less than $1 million of undrawn letters of credit, $357 million reserved for the floorplan sub-facility and a borrowing base of $1.8 billion, which is based on the amount of eligible inventory and accounts receivable balances as of May 31, 2018. Borrowings under the Revolving Loan are limited by the borrowing base. As of June 30, 2018, the Company could have borrowed up to an additional $1.1 billion under the Revolving Loan. Borrowings are also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lower of (i) $125 million and (ii) the greater of (a) 10.0% of the borrowing base, and (b) $100 million, the lenders are not required to lend additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio, as defined, is at least 1.00 to 1.00.

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

During the six months ended June 30, 2017, the Company amended, extended and increased its prior revolving loan ("Prior Revolving Loan") and recorded a loss on extinguishment of long-term debt of $1 million in the Consolidated Statement of Operations, representing a write-off of a portion of unamortized deferred financing fees. Fees of $4 million related to the Prior Revolving Loan were capitalized as deferred financing fees and are being amortized over the five-year term of the facility on a straight-line basis. These deferred financing fees are recorded in the Other assets line on the Consolidated Balance Sheets.
Senior Secured Term Loan Facility ("Term Loan")

On April 3, 2018, the Company amended the Term Loan, reducing interest margins by 25 basis points. Borrowings under the Term Loan continue to bear interest at either (i) LIBOR plus a margin or (ii) the Alternative Base Rate ("ABR"), with the ABR being the greater of (a) the prime rate, (b) the federal funds effective rate plus 50 basis points or (c) the one-month LIBOR plus a margin. The amended margin is 1.75% for LIBOR borrowings and 0.75% for ABR borrowings effective April 3, 2018. Additionally, the Company amended its covenant on restricted payments, such that the Company is permitted to make restricted payments so long as the total net leverage ratio is less than 3.75:1.00 on a pro forma basis.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the outstanding principal amount of the Term Loan was $1.5 billion, excluding $3 million of deferred financing fees. Borrowings under the Term Loan are payable quarterly on the last day of each March, June, September and December. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount payable on the maturity date of August 17, 2023.
During the six months ended June 30, 2017, the Company amended its prior $1.5 billion senior secured term loan facility ("Prior Term Loan Facility") and recorded a loss on extinguishment of long-term debt of $14 million in the Consolidated Statement of Operations. This loss represented the write-off of a portion of the unamortized deferred financing fees of $5 million and unamortized discount related to the Prior Term Loan Facility of $9 million. In connection with the issuance of the Term Loan, the Company incurred and recorded $2 million in deferred financing fees.
CDW UK Term Loan
As of June 30, 2018, the outstanding principal amount of the CDW UK Term Loan facility ("CDW UK Term Loan") was £56 million ($74 million at June 30, 2018), excluding £1 million ($1 million at June 30, 2018) of deferred financing fees.
Commencing during the quarter ending September 30, 2018, the Company is required to make annual principal installments of £5 million ($7 million at June 30, 2018), with the remaining principal amount payable on the maturity date of August 1, 2021. Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of June 30, 2018, an interest rate of 1.94% was in effect, which represents LIBOR plus a 1.40% margin.
The CDW UK Term Loan also includes a separate £50 million ($66 million at June 30, 2018) revolving credit facility (the "CDW UK Revolving Credit Facility"). As of June 30, 2018, the Company had £10 million ($13 million at June 30, 2018) of outstanding borrowings under the CDW UK Revolving Credit Facility.
5.0% Senior Notes due 2023 ("2023 Senior Notes")
As of June 30, 2018, the outstanding principal amount of the 2023 Senior Notes was $525 million. The 2023 Notes will mature on September 1, 2023 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
5.5% Senior Notes due 2024 ("2024 Senior Notes")
As of June 30, 2018, the outstanding principal amount of the 2024 Senior Notes was $575 million. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.5% per annum, payable semi-annually on June 1 and December 1 of each year.
5.0% Senior Notes due 2025 ("2025 Senior Notes")

As of June 30, 2018, the outstanding principal amount of the 2025 Senior Notes was $600 million. The 2025 Senior Notes will mature on September 1, 2025 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
During the six months ended June 30, 2017, the Company completed the issuance of the 2025 Senior Notes at par. The proceeds from the issuance of the 2025 Senior Notes along with cash on hand and proceeds from Revolving Loan borrowings were deposited to redeem all of the then remaining $600 million aggregate principal amount of the 2022 Senior Notes ("2022 Senior Notes"). In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $43 million in the Consolidated Statement of Operations for the six months ended June 30, 2017. This loss represents $37 million in redemption premium and $6 million for the write-off of the remaining deferred financing fees related to the 2022 Senior Notes.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2018, the Company remained in compliance with the covenants under its various credit agreements. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates. As of June 30, 2018, the amount of CDW's restricted payment capacity under the Term Loan was $1.3 billion. The total net leverage ratio was 2.53:1.00 as of June 30, 2018.
Each of the Senior Notes indentures contain negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to enter into sale and lease-back transactions, incur additional secured indebtedness and create liens. The indenture governing each of the Senior Notes do not contain any financial covenants.
The CDW UK Term Loan imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of June 30, 2018, the amount of restricted payment capacity under the CDW UK Term Loan was £101 million ($133 million at June 30, 2018).
Fair Value

The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes, Term Loan and the CDW UK Term Loan are classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan and the CDW UK Revolving Credit Facility approximate fair value if there are outstanding borrowings. As of June 30, 2018, the carrying value of the CDW UK Term Loan approximated fair value. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, were as follows:

(in millions)	June 30, 2018	December 31, 2017
Fair value	$3,263.9	$3,366.5
Carrying value	3,259.9	3,255.9
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
The SEC issued Staff Accounting Bulletin 118 allowing for provisional amounts to be recorded during a measurement period not to exceed one year. The Company recorded during the year ended December 31, 2017 provisional amounts for the impact of revaluing deferred tax assets and liabilities, the deemed mandatory repatriation tax on the Company's unremitted foreign earnings and the state income tax effects from the change in federal tax law during the year ended December 31, 2017. The Company did not adjust any of the provisional amounts during the three or six months ended June 30, 2018. The Company continues to analyze the income tax effects of the Tax Cuts and Jobs Act, as well as monitor guidance from the Internal Revenue Service, US Treasury Department and state taxing authorities and will adjust the provisional amounts within the one-year measurement period.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was $57 million for the three months ended June 30, 2018, compared to $54 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.7% for the three months ended June 30, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 27.9% and differed from the US federal statutory rate of 35.0% primarily due to excess tax benefits on equity-based compensation.
Income tax expense was $96 million for the six months ended June 30, 2018, compared to $71 million for the same period of the prior year. The effective income tax rate was 24.1% for the six months ended June 30, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 26.2% and differed from the US federal statutory rate primarily due to excess tax benefits on equity-based compensation.

8.	Stockholders' Equity
On February 14, 2018, the Company retired 109,207 shares of its treasury stock. On December 31, 2017 the shares were acquired in satisfaction of withholding taxes which were paid by the Company on behalf of coworkers under the Performance Share Awards program.

9.	Equity-Based Compensation
On December 31, 2017, 321,880 Performance Share Units ("PSUs") under the 2013 Long-Term Incentive Plan vested, representing a vesting rate for the 2015-2017 performance period of 192.0% of target. The PSUs had a weighted-average grant-date fair value of $37.84 per unit. In connection with the PSUs that vested, the Company distributed shares of common stock to each participant during the six months ended June 30, 2018 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $9 million to federal, state and foreign taxing authorities for the vesting of these PSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2018.

On December 31, 2016, 748,855 PSUs under the 2013 Long-Term Incentive Plan vested, representing a vesting rate for the 2014-2016 performance period of 193.5% of target. The PSUs had a weighted-average grant-date fair value of $24.40 per unit. In connection with the PSUs that vested, the Company distributed shares of common stock to each participant during the six months ended June 30, 2017 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $18 million to federal, state and foreign taxing authorities for the vesting of these PSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2017.

On June 26, 2017, an aggregate of 997,450 Restricted Stock Units ("RSUs") under the 2013 Long-Term Incentive Plan vested. The RSUs had a weighted-average grant-date fair value of $17.04 per unit. In connection with the RSUs that vested, the Company distributed shares of common stock to each participant during the six months ended June 30, 2017 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $24 million to federal, state and foreign taxing authorities for the vesting of these RSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2017.

10.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Basic weighted-average shares outstanding	151.6	156.0	151.9	157.7
Effect of dilutive securities(1)	2.3	3.0	2.5	3.2
Diluted weighted-average shares outstanding(2)	153.9	159.0	154.4	160.9

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2018 and 2017 as their inclusion would have had an anti-dilutive effect.

11.    Commitments and Contingencies
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
As of June 30, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Segment Information
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
Information about the Company's segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended June 30, 2018
Net sales	$1,733.8	$329.5	$1,635.4	$487.4	$—	$4,186.1
Income (loss) from operations	141.3	24.6	113.0	21.7	(35.1)	265.5
Depreciation and amortization expense	(20.4)	(5.2)	(11.3)	(9.0)	(20.4)	(66.3)

Three Months Ended June 30, 2017(1)
Net sales	$1,580.1	$315.0	$1,632.8	$363.8	$—	$3,891.7
Income (loss) from operations	126.9	19.4	104.6	12.5	(32.6)	230.8
Depreciation and amortization expense	(20.8)	(5.1)	(11.2)	(7.6)	(20.7)	(65.4)

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Six Months Ended June 30, 2018
Net sales	$3,299.6	$657.1	$2,865.4	$970.4	$—	$7,792.5
Income (loss) from operations	266.1	46.9	184.7	41.5	(69.6)	469.6
Depreciation and amortization expense	(41.5)	(10.4)	(22.5)	(17.8)	(40.7)	(132.9)

Six Months Ended June 30, 2017(1)
Net sales	$3,020.7	$607.0	$2,786.5	$733.4	$—	$7,147.6
Income (loss) from operations	239.0	36.0	165.3	25.1	(63.9)	401.5
Depreciation and amortization expense	(41.7)	(10.3)	(22.4)	(14.6)	(40.5)	(129.5)

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Areas and Revenue Mix

	Three Months Ended June 30, 2018
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,731.4	$329.5	$1,635.4	$8.0	$3,704.3
Rest of World	2.4	—	—	479.4	481.8
Total Net sales	1,733.8	329.5	1,635.4	487.4	4,186.1

Major Product and Services
Hardware	1,380.8	273.9	1,337.8	389.7	3,382.2
Software	254.2	42.6	255.8	53.1	605.7
Services	81.3	7.7	37.6	42.2	168.8
Other(2)	17.5	5.3	4.2	2.4	29.4
Total Net sales	1,733.8	329.5	1,635.4	487.4	4,186.1

Sales by Channel
Corporate	1,733.8	—	—	—	1,733.8
Small Business	—	329.5	—	—	329.5
Government	—	—	493.5	—	493.5
Education	—	—	712.1	—	712.1
Healthcare	—	—	429.8	—	429.8
Other	—	—	—	487.4	487.4
Total Net sales	1,733.8	329.5	1,635.4	487.4	4,186.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,583.4	309.6	1,537.3	441.6	3,871.9
Transferred at a point in time where CDW is agent	101.5	17.1	55.3	9.7	183.6
Transferred over time where CDW is principal	48.9	2.8	42.8	36.1	130.6
Total Net sales	$1,733.8	$329.5	$1,635.4	$487.4	$4,186.1

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017(1)
	Corporate	Small Business	Public	Other	Total
Geography(2)
United States	$1,578.5	$315.0	$1,632.8	$7.1	$3,533.4
Rest of World	1.6	—	—	356.7	358.3
Total Net sales	1,580.1	315.0	1,632.8	363.8	3,891.7

Major Product and Services
Hardware	1,238.5	261.0	1,329.7	291.4	3,120.6
Software	243.5	42.5	263.9	39.8	589.7
Services	81.3	6.2	34.7	30.6	152.8
Other(3)	16.8	5.3	4.5	2.0	28.6
Total Net sales	1,580.1	315.0	1,632.8	363.8	3,891.7

Sales by Channel
Corporate	1,580.1	—	—	—	1,580.1
Small Business	—	315.0	—	—	315.0
Government	—	—	523.4	—	523.4
Education	—	—	704.9	—	704.9
Healthcare	—	—	404.5	—	404.5
Other	—	—	—	363.8	363.8
Total Net sales	1,580.1	315.0	1,632.8	363.8	3,891.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,437.9	296.7	1,539.3	325.6	3,599.5
Transferred at a point in time where CDW is agent	92.6	16.0	52.1	6.9	167.6
Transferred over time where CDW is principal	49.6	2.3	41.4	31.3	124.6
Total Net sales	$1,580.1	$315.0	$1,632.8	$363.8	$3,891.7

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(3)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$3,295.8	$657.1	$2,865.4	$17.2	$6,835.5
Rest of World	3.8	—	—	953.2	957.0
Total Net sales	3,299.6	657.1	2,865.4	970.4	7,792.5

Major Product and Services
Hardware	2,632.4	546.7	2,346.0	769.2	6,294.3
Software	473.8	85.7	438.9	112.4	1,110.8
Services	159.4	14.0	72.2	84.4	330.0
Other(2)	34.0	10.7	8.3	4.4	57.4
Total Net sales	3,299.6	657.1	2,865.4	970.4	7,792.5

Sales by Channel
Corporate	3,299.6	—	—	—	3,299.6
Small Business	—	657.1	—	—	657.1
Government	—	—	912.0	—	912.0
Education	—	—	1,109.3	—	1,109.3
Healthcare	—	—	844.1	—	844.1
Other	—	—	—	970.4	970.4
Total Net sales	3,299.6	657.1	2,865.4	970.4	7,792.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	3,009.7	619.0	2,681.2	874.6	7,184.5
Transferred at a point in time where CDW is agent	194.2	33.6	96.4	24.8	349.0
Transferred over time where CDW is principal	95.7	4.5	87.8	71.0	259.0
Total Net sales	$3,299.6	$657.1	$2,865.4	$970.4	$7,792.5

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017 (1)
	Corporate	Small Business	Public	Other	Total
Geography(2)
United States	3,018.1	$607.0	$2,786.5	$13.2	$6,424.8
Rest of World	2.6	—	—	720.2	$722.8
Total Net sales	3,020.7	607.0	2,786.5	733.4	7,147.6

Major Product and Services
Hardware	2,385.9	501.7	2,288.3	584.8	5,760.7
Software	444.5	82.5	426.7	82.9	1,036.6
Services	157.1	12.5	62.7	61.9	294.2
Other(3)	33.2	10.3	8.8	3.8	56.1
Total Net sales	3,020.7	607.0	2,786.5	733.4	7,147.6

Sales by Channel
Corporate	3,020.7	—	—	—	3,020.7
Small Business	—	607.0	—	—	607.0
Government	—	—	898.1	—	898.1
Education	—	—	1,098.1	—	1,098.1
Healthcare	—	—	790.3	—	790.3
Other	—	—	—	733.4	733.4
Total Net sales	3,020.7	607.0	2,786.5	733.4	7,147.6

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	2,752.2	572.4	2,619.7	656.9	6,601.2
Transferred at a point in time where CDW is agent	173.8	29.9	89.6	15.1	308.4
Transferred over time where CDW is principal	94.7	4.7	77.2	61.4	238.0
Total Net sales	$3,020.7	$607.0	$2,786.5	$733.4	$7,147.6

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(3)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents Net sales by major category for the three and six months ended June 30, 2018 and 2017. Categories are based upon internal classifications.

	Three Months Ended June 30,
	2018		2017(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,068.3	25.5%	$912.8	23.5%
Netcomm Products	498.6	11.9	540.3	13.9
Desktops	345.3	8.2	308.6	7.9
Video	325.8	7.8	289.5	7.4
Enterprise and Data Storage (Including Drives)	264.5	6.3	291.3	7.5
Other Hardware	879.7	21.1	778.1	20.0
Total Hardware	3,382.2	80.8	3,120.6	80.2

Software(2)	605.7	14.5	589.7	15.2
Services(2)	168.8	4.0	152.8	3.9
Other(3)	29.4	0.7	28.6	0.7
Total Net sales	$4,186.1	100.0%	$3,891.7	100.0%

	Six Months Ended June 30,
	2018		2017(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,927.0	24.7%	$1,647.1	23.0%
Netcomm Products	981.5	12.6	999.2	14.0
Desktops	648.8	8.3	571.5	8.0
Video	585.0	7.5	525.0	7.3
Enterprise and Data Storage (Including Drives)	520.5	6.7	525.7	7.4
Other Hardware	1,631.5	21.0	1,492.2	20.9
Total Hardware	6,294.3	80.8	5,760.7	80.6

Software(2)	1,110.8	14.3	1,036.6	14.5
Services(2)	330.0	4.2	294.2	4.1
Other(3)	57.4	0.7	56.1	0.8
Total Net sales	$7,792.5	100.0%	$7,147.6	100.0%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Certain software and services revenues are recorded on a net basis for accounting purposes. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.

(3)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Supplemental Guarantor Information
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
The following tables set forth Condensed Consolidating Balance Sheets as of June 30, 2018 and December 31, 2017, Consolidating Statements of Operations for the three and six months ended June 30, 2018 and 2017, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2018 and 2017, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the "Parent Guarantor"), which has no independent assets or operations, the accounts of CDW LLC (the "Subsidiary Issuer"), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the "Co-Issuer") for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$70.9	$—	$52.4	$—	$(22.6)	$100.7
Accounts receivable, net	—	—	2,263.8	348.4	—	—	2,612.2
Merchandise inventory	—	—	502.2	74.7	—	—	576.9
Miscellaneous receivables	—	114.5	244.1	15.2	—	—	373.8
Prepaid expenses and other	—	20.4	120.6	40.1	—	—	181.1
Total current assets	—	205.8	3,130.7	530.8	—	(22.6)	3,844.7
Property and equipment, net	—	85.9	40.7	23.7	—	—	150.3
Goodwill	—	751.8	1,439.0	281.7	—	—	2,472.5
Other intangible assets, net	—	273.6	353.1	175.6	—	—	802.3
Other assets	1.5	69.6	159.2	1.2	—	(171.2)	60.3
Investment in and advances to subsidiaries	1,067.4	3,158.6	—	—	—	(4,226.0)	—
Total Assets	$1,068.9	$4,545.3	$5,122.7	$1,013.0	$—	$(4,419.8)	$7,330.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$31.9	$1,460.9	$223.4	$—	$(22.6)	$1,693.6
Accounts payable-inventory financing	—	0.1	380.1	7.4	—	—	387.6
Current maturities of long-term debt	—	14.9	3.8	19.9	—	—	38.6
Contract liabilities	—	—	87.4	82.5	—	—	169.9
Accrued expenses and other current liabilities	—	186.6	276.6	67.1	—	—	530.3
Total current liabilities	—	233.5	2,208.8	400.3	—	(22.6)	2,820.0
Long-term liabilities:
Debt	—	3,127.2	8.3	66.2	—	—	3,201.7
Deferred income taxes	—	67.6	78.3	28.5	—	(1.5)	172.9
Other liabilities	—	49.6	4.3	182.4	—	(169.7)	66.6
Total long-term liabilities	—	3,244.4	90.9	277.1	—	(171.2)	3,441.2
Total stockholders' equity	1,068.9	1,067.4	2,823.0	335.6	—	(4,226.0)	1,068.9
Total Liabilities and Stockholders' Equity	$1,068.9	$4,545.3	$5,122.7	$1,013.0	$—	$(4,419.8)	$7,330.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,698.7	$487.4	$—	$—	$4,186.1
Cost of sales	—	—	3,083.0	407.5	—	—	3,490.5
Gross profit	—	—	615.7	79.9	—	—	695.6
Selling and administrative expenses	—	35.1	289.6	56.7	—	—	381.4
Advertising expense	—	—	47.2	1.5	—	—	48.7
Income (loss) from operations	—	(35.1)	278.9	21.7	—	—	265.5
Interest (expense) income, net	—	(36.7)	0.9	(1.4)	—	—	(37.2)
Other income	—	—	0.1	1.4	—	—	1.5
Income (loss) before income taxes	—	(71.8)	279.9	21.7	—	—	229.8
Income tax (expense) benefit	(0.1)	20.2	(72.0)	(4.9)	—	—	(56.8)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(51.6)	207.9	16.8	—	—	173.0
Equity in earnings of subsidiaries	173.1	224.7	—	—	—	(397.8)	—
Net income	$173.0	$173.1	$207.9	$16.8	$—	$(397.8)	$173.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended June 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,528.0	$363.7	$—	$—	$3,891.7
Cost of sales	—	—	2,947.6	303.3	—	—	3,250.9
Gross profit	—	—	580.4	60.4	—	—	640.8
Selling and administrative expenses	—	32.6	284.6	46.3	—	—	363.5
Advertising expense	—	—	44.9	1.6	—	—	46.5
Income (loss) from operations	—	(32.6)	250.9	12.5	—	—	230.8
Interest (expense) income, net	—	(35.4)	1.1	(1.6)	—	—	(35.9)
Other income	—	—	0.1	0.3	—	—	0.4
Income (loss) before income taxes	—	(68.0)	252.1	11.2	—	—	195.3
Income tax (expense) benefit	—	29.4	(80.7)	(3.1)	—	—	(54.4)
Income (loss) before equity in earnings of subsidiaries	—	(38.6)	171.4	8.1	—	—	140.9
Equity in earnings of subsidiaries	140.9	179.5	—	—	—	(320.4)	—
Net income	$140.9	$140.9	$171.4	$8.1	$—	$(320.4)	$140.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Six Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,822.1	$970.4	$—	$—	$7,792.5
Cost of sales	—	—	5,680.0	813.0	—	—	6,493.0
Gross profit	—	—	1,142.1	157.4	—	—	1,299.5
Selling and administrative expenses	—	69.6	562.0	112.5	—	—	744.1
Advertising expense	—	—	82.4	3.4	—	—	85.8
Income (loss) from operations	—	(69.6)	497.7	41.5	—	—	469.6
Interest (expense) income, net	—	(73.8)	1.9	(3.0)	—	—	(74.9)
Other income	—	—	0.5	0.3	—	—	0.8
Income (loss) before income taxes	—	(143.4)	500.1	38.8	—	—	395.5
Income tax (expense) benefit	(0.2)	41.0	(127.3)	(9.0)	—	—	(95.5)
Income (loss) before equity in earnings of subsidiaries	(0.2)	(102.4)	372.8	29.8	—	—	300.0
Equity in earnings of subsidiaries	300.2	402.6	—	—	—	(702.8)	—
Net income	$300.0	$300.2	$372.8	$29.8	$—	$(702.8)	$300.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Six Months Ended June 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,414.2	$733.4	$—	$—	$7,147.6
Cost of sales	—	—	5,340.5	612.8	—	—	5,953.3
Gross profit	—	—	1,073.7	120.6	—	—	1,194.3
Selling and administrative expenses	—	63.9	554.5	92.5	—	—	710.9
Advertising expense	—	—	78.9	3.0	—	—	81.9
Income (loss) from operations	—	(63.9)	440.3	25.1	—	—	401.5
Interest (expense) income, net	—	(74.5)	2.1	(3.2)	—	—	(75.6)
Net loss on extinguishments of long-term debt	—	(57.4)	—	—	—	—	(57.4)
Other income	—	—	0.3	1.0	—	—	1.3
Income (loss) before income taxes	—	(195.8)	442.7	22.9	—	—	269.8
Income tax (expense) benefit	—	86.6	(151.3)	(6.1)	—	—	(70.8)
Income (loss) before equity in earnings of subsidiaries	—	(109.2)	291.4	16.8	—	—	199.0
Equity in earnings of subsidiaries	199.0	308.2	—	—	—	(507.2)	—
Net income	$199.0	$199.0	$291.4	$16.8	$—	$(507.2)	$199.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$146.4	$146.5	$207.9	$(12.1)	$—	$(342.3)	$146.4
Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$158.7	$158.7	$171.4	$26.9	$—	$(357.0)	$158.7
Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$290.8	$291.0	$372.8	$15.1	$—	$(678.9)	$290.8
Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$222.9	$222.9	$291.4	$42.3	$—	$(556.6)	$222.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(71.8)	$343.9	$74.2	$—	$(14.0)	$332.3
Cash flows used in investing activities:
Capital expenditures	—	(24.2)	(1.9)	(7.5)	—	—	(33.6)
Net cash used in investing activities	—	(24.2)	(1.9)	(7.5)	—	—	(33.6)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facilities	—	467.5	—	20.6	—	—	488.1
Repayments of borrowings under revolving credit facilities	—	(467.5)	—	(6.9)	—	—	(474.4)
Repayments of long-term debt	—	(7.5)	—	—	—	—	(7.5)
Payments of debt financing costs	—	(1.0)	—	—	—	—	(1.0)
Net change in accounts payable-inventory financing	—	(0.9)	(100.8)	(8.7)	—	—	(110.4)
Premium payments on interest rate cap agreements	—	(12.6)	—	—	—	—	(12.6)
Proceeds from stock option exercises	—	19.9	—	—	—	—	19.9
Proceeds from Coworker Stock Purchase Plan	—	5.4	—	—	—	—	5.4
Repurchases of common stock	(176.4)	—	—	—	—	—	(176.4)
Payment of incentive compensation plan withholding taxes	(8.7)	—	—	—	—	—	(8.7)
Dividends	(63.8)	—	—	—	—	—	(63.8)
Repayment of intercompany loan	—	—	47.5	(47.5)	—	—	—
Other	—	3.6	(0.2)	(0.2)	—	—	3.2
Distributions and advances from (to) affiliates	248.9	46.3	(288.5)	—	—	(6.7)	—
Net cash (used in) provided by financing activities	—	53.2	(342.0)	(42.7)	—	(6.7)	(338.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.0)	—	—	(4.0)
Net (decrease) increase in cash and cash equivalents	—	(42.8)	—	20.0	—	(20.7)	(43.5)
Cash and cash equivalents—beginning of period	—	113.7	—	32.4	—	(1.9)	144.2
Cash and cash equivalents—end of period	$—	$70.9	$—	$52.4	$—	$(22.6)	$100.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(22.1)	$391.5	$40.7	$—	$(33.9)	$376.2
Cash flows used in investing activities:
Capital expenditures	—	(26.6)	(4.3)	(5.9)	—	—	(36.8)
Net cash used in investing activities	—	(26.6)	(4.3)	(5.9)	—	—	(36.8)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facilities	—	54.0	—	13.7	—	—	67.7
Repayments of borrowings under revolving credit facilities	—	—	—	(13.7)	—	—	(13.7)
Repayments of long-term debt	—	(7.5)	—	—	—	—	(7.5)
Proceeds from issuance of long-term debt	—	2,083.0	—	—	—	—	2,083.0
Payments to extinguish long-term debt	—	(2,121.3)	—	—	—	—	(2,121.3)
Payment of debt financing costs	—	(9.6)	—	—	—	—	(9.6)
Net change in accounts payable-inventory financing	—	(1.2)	(83.9)	—	—	—	(85.1)
Proceeds from stock option exercises	—	7.4	—	—	—	—	7.4
Proceeds from Coworker Stock Purchase Plan	—	4.7	—	—	—	—	4.7
Repurchases of common stock	(359.4)	—	—	—	—	—	(359.4)
Payment of incentive compensation plan withholding taxes	—	(16.0)	(24.0)	(2.0)	—	—	(42.0)
Dividends	(50.3)	—	—	—	—	—	(50.3)
Repayment of intercompany loan	—	—	34.3	(34.3)	—	—	—
Other	—	—	(0.1)	(0.5)	—	—	(0.6)
Distributions and advances from (to) affiliates	409.7	(100.5)	(316.6)	—	—	7.4	—
Net cash used in financing activities	—	(107.0)	(390.3)	(36.8)	—	7.4	(526.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.6	—	—	2.6
Net (decrease) increase in cash and cash equivalents	—	(155.7)	(3.1)	0.6	—	(26.5)	(184.7)
Cash and cash equivalents—beginning of period	—	222.7	3.1	37.9	—	—	263.7
Cash and cash equivalents—end of period	$—	$67.0	$—	$38.5	$—	$(26.5)	$79.0

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
Key factors affecting our financial performance
We believe the following key factors may have a meaningful impact on our business performance, influencing our ability to generate sales and achieve our targeted financial and operating results:

•
General economic conditions are a key factor affecting our results as they impact our customers’ willingness to spend on information technology. This is particularly the case for business customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their perceptions of business conditions. Purchasing behavior may be different between our Corporate customers and Small Business customers due to their perception of business conditions. Additionally, changes in trade policy could have an adverse impact on our business.

•	Changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government, healthcare and education customers.

•
Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations.

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

The results of certain business metrics are as follows:

	Three Months Ended June 30,
(dollars in millions)	2018	2017(1)
Net sales	$4,186.1	$3,891.7
Gross profit	695.6	640.8
Income from operations	265.5	230.8
Net income	173.0	140.9
Non-GAAP net income	213.2	163.0
Adjusted EBITDA	344.7	314.5
Average daily sales(2)	65.4	60.8
Net debt(3)	3,139.6	3,217.3
Cash conversion cycle (in days)(4)	17	16

(1)	Amounts for 2017 have been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

(2)	There were 64 selling days for both the three months ended June 30, 2018 and 2017.

(3)	Defined as Total debt minus Cash and cash equivalents.

(4)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended June 30,
	2018		2017(1)
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,186.1	100.0%	$3,891.7	100.0%
Cost of sales	3,490.5	83.4	3,250.9	83.5
Gross profit	695.6	16.6	640.8	16.5
Selling and administrative expenses	381.4	9.1	363.5	9.3
Advertising expense	48.7	1.2	46.5	1.2
Income from operations	265.5	6.3	230.8	5.9
Interest expense, net	(37.2)	(0.9)	(35.9)	(0.9)
Other income, net	1.5	—	0.4	—
Income before income taxes	229.8	5.5	195.3	5.0
Income tax expense	(56.8)	(1.4)	(54.4)	(1.4)
Net income	$173.0	4.1%	$140.9	3.6%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended June 30,
	2018		2017(1)
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$1,733.8	41.4%	$1,580.1	40.6%	$153.7	9.7%

Small Business	329.5	7.9	315.0	8.1	14.5	4.6

Public:
Government	493.5	11.8	523.4	13.5	(29.9)	(5.7)
Education	712.1	17.0	704.9	18.1	7.2	1.0
Healthcare	429.8	10.3	404.5	10.4	25.3	6.3
Total Public	1,635.4	39.1	1,632.8	42.0	2.6	0.2

Other	487.4	11.6	363.8	9.3	123.6	34.0

Total net sales	$4,186.1	100.0%	$3,891.7	100.0%	$294.4	7.6%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 64 selling days for both the three months ended June 30, 2018 and 2017.
Total Net sales for the three months ended June 30, 2018 increased $294 million, or 7.6%, to $4,186 million, compared to $3,892 million for the three months ended June 30, 2017. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 7.0%. See "Non-GAAP Financial Measure Reconciliations" below for additional information regarding constant currency Net sales growth.
For the three months ended June 30, 2018, ongoing focus on client device refresh across all customer-end markets, except Federal, coupled with strong results from our international operations, drove Net sales growth.
Corporate segment Net sales for the three months ended June 30, 2018 increased $154 million, or 9.7%, compared to the three months ended June 30, 2017. Growth was primarily driven by client device refresh, as well as ongoing success helping customers with solutions, including data center and software.
Small Business segment Net sales for the three months ended June 30, 2018 increased by $15 million, or 4.6%, between periods. Sales growth was primarily driven by client device refresh.
Public segment Net sales for the three months ended June 30, 2018 increased $3 million, or 0.2%, compared to the three months ended June 30, 2017. The growth was primarily driven by Healthcare, which offset declines in sales to Government customers. Net sales in Healthcare increased 6.3%, primarily driven by performance in desktops and video products as customers move forward on refresh projects. The decline in sales to Federal government customers primarily reflected lower client device sales. This was partially offset by sales to State & Local government customers, which were primarily driven by client device refresh. Education Net sales increased 1.0%.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended June 30, 2018 increased $124 million, or 34.0%, compared to the three months ended June 30, 2017. Both operations had strong growth in local currency as we continued to take share in the local markets. In addition, UK growth was driven in part by increased sales from referrals for US-based customers. The impact of foreign currency exchange increased Other sales growth by approximately 700 basis points, due to the favorable impact resulting from the British pound and Canadian dollar to US dollar translations.

Gross profit
Gross profit increased $55 million, or 8.6%, to $696 million for the three months ended June 30, 2018, compared to $641 million for the three months ended June 30, 2017. As a percentage of Net sales, Gross profit margin increased 10 basis points to 16.6% for the three months ended June 30, 2018. Gross profit margin improvement primarily reflected the positive impact on product margin due to customer mix.
Selling and administrative expenses
Selling and administrative expenses increased $17 million, or 4.9%, to $381 million for the three months ended June 30, 2018, compared to $364 million for the three months ended June 30, 2017. This was driven by higher sales payroll costs, including sales commissions primarily due to higher Gross profit dollars, partially offset by lower equity-based compensation expense and the associated payroll taxes due to the vesting in the prior year of an equity grant made at the time of our initial public offering. Total coworker count was 8,917, up 130 from 8,787 at June 30, 2017. Total coworker count was 8,726 at December 31, 2017.
As a percentage of total Net sales, Selling and administrative expenses decreased 20 basis points to 9.1% during the three months ended June 30, 2018, down from 9.3% in the three months ended June 30, 2017.
Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended June 30,
	2018		2017(1)
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(2)
Corporate	$141.3	8.1%	$126.9	8.0%	11.4%
Small Business	24.6	7.5	19.4	6.2	26.8
Public	113.0	6.9	104.6	6.4	8.0
Other(3)	21.7	4.5	12.5	3.4	73.7
Headquarters(4)	(35.1)	nm*	(32.6)	nm*	7.7
Total income from operations	$265.5	6.3%	$230.8	5.9%	15.1%
* Not meaningful

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

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
Income from operations was $266 million for the three months ended June 30, 2018, an increase of $35 million, or 15.1%, compared to $231 million for the three months ended June 30, 2017. Income from operations increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Total operating margin percentage increased 40 basis points to 6.3% for the three months ended June 30, 2018, from 5.9% for the three months ended June 30, 2017. Operating margin was positively impacted by the increase in Gross profit margin, driven by improved product margin. Also contributing to the increased operating margin percentage were lower equity-based compensation expenses and the associated payroll taxes, the non-recurrence of integration expenses in the current year and intangible asset amortization expenses as a percentage of Net sales, which do not trend in line with sales movement.
Corporate segment income from operations was $141 million for the three months ended June 30, 2018, an increase of $14 million, or 11.4%, compared to $127 million for the three months ended June 30, 2017. Corporate segment income from operations increased primarily due to higher gross profit dollars driven by higher sales. Corporate segment operating margin percentage increased 10 basis points to 8.1% for the three months ended June 30, 2018, from 8.0% for the three months ended June 30, 2017. This increase in operating margin percentage was primarily driven by the benefit of lower Selling and administrative expenses as a percentage of Net sales. This was partially offset by product margin compression due to increased hardware sales.
Small Business segment income from operations was $25 million for the three months ended June 30, 2018, an increase of $6 million, or 26.8%, compared to $19 million for the three months ended June 30, 2017. Small business segment income from operations increased primarily due to higher gross profit dollars driven by higher sales and product margin. Small Business segment operating margin percentage increased 130 basis points to 7.5% for the three months ended June 30, 2018, from 6.2% for the three months ended June 30, 2017. This increase in operating margin percentage was primarily driven by higher product margin and the benefit of lower sales payroll expenses as a percentage of Net sales.
Public segment income from operations was $113 million for the three months ended June 30, 2018, an increase of $8 million, or 8.0%, compared to $105 million for the three months ended June 30, 2017. Public segment income from operations increased primarily due to higher Gross profit dollars driven by improved product margin. Public segment operating margin percentage increased 50 basis points to 6.9% for the three months ended June 30, 2018, from 6.4% for the three months ended June 30, 2017. This increase in operating margin percentage was primarily driven by higher product margin and the benefit of lower sales payroll expenses as a percentage of Net sales.
Other income from operations was $22 million for the three months ended June 30, 2018, an increase of $9 million, or 73.7%, compared to $13 million for the three months ended June 30, 2017. Other income from operations increased primarily due to higher sales volumes and Gross profit as we continue to take share in the local markets, and favorable foreign exchange. Other operating margin percentage increased 110 basis points to 4.5% for the three months ended June 30, 2018, from 3.4% for the three months ended June 30, 2017. This increase was primarily due to lower sales payroll expenses and intangible asset amortization as a percentage of Net sales. Also contributing to the increased operating margin percentage is the non-recurrence of integration expenses in the current year.
Income tax expense
Income tax expense was $57 million for the three months ended June 30, 2018, compared to $54 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.7% for the three months ended June 30, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 27.9% and differed from the US federal statutory rate of 35.0% primarily due to excess tax benefits on equity-based compensation.

The lower effective tax rate for the three months ended June 30, 2018 as compared to the same period of the prior year was primarily attributable to the reduction in the US federal statutory rate, partially offset by lower excess tax benefits on equity-based compensation and a higher effective net state income tax rate primarily due to the reduced US federal benefit.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the three months ended June 30, 2018 and 2017 below.
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
Non-GAAP net income
Non-GAAP net income was $213 million for the three months ended June 30, 2018, an increase of $50 million, or 30.8%, compared to $163 million for the three months ended June 30, 2017.

	Three Months Ended June 30,
	2018			2017(1)
(dollars in millions)	Income before income taxes	Income tax expense(2)	Net income	Income before income taxes	Income tax expense(2)	Net income
GAAP (as reported)	$229.8	$(56.8)	$173.0	$195.3	$(54.4)	$140.9
Amortization of intangibles(3)	46.6	(11.7)	34.9	46.3	(16.7)	29.6
Equity-based compensation	11.0	(6.3)	4.7	11.5	(22.6)	(11.1)
Integration expenses(4)	—	—	—	2.0	(0.7)	1.3
Other adjustments(5)	0.7	(0.1)	0.6	3.7	(1.4)	2.3
Non-GAAP	$288.1	$(74.9)	$213.2	$258.8	$(95.8)	$163.0

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Income tax on non-GAAP adjustments includes excess tax benefits associated with equity compensation. Additionally, 2018 includes the impact of global intangible low tax income ("GILTI") on equity-based compensation and amortization of intangibles.

(3)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(4)	Comprised of expenses related to CDW UK.

(5)	Includes other expenses such as payroll taxes on equity-based compensation during the three months ended June 30, 2018 and 2017.

Adjusted EBITDA
Adjusted EBITDA was $345 million for the three months ended June 30, 2018, an increase of $31 million, or 9.6%, compared to $314 million for the three months ended June 30, 2017. As a percentage of Net sales, Adjusted EBITDA was 8.2% for the three months ended June 30, 2018 and 8.1% for the three months ended June 30, 2017.

	Three Months Ended June 30,
(in millions)	2018	Percentage of Net Sales	2017(1)	Percentage of Net Sales
Net income	$173.0		$140.9
Depreciation and amortization	66.3		65.4
Income tax expense	56.8		54.4
Interest expense, net	37.2		35.9
EBITDA	333.3	8.0%	296.6	7.6%

Adjustments:
Equity-based compensation	11.0		11.5
Integration expenses(2)	—		2.0
Other adjustments(3)	0.4		4.4
Total adjustments	11.4		17.9
Adjusted EBITDA	$344.7	8.2%	$314.5	8.1%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Comprised of expenses related to CDW UK.

(3)
Includes other expenses such as payroll taxes on equity-based compensation and our share of net income from our equity investment during the three months ended June 30, 2018 and 2017. Also includes historical retention costs during the three months ended June 30, 2017.

Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $294 million, or 7.6%, to $4,186 million for the three months ended June 30, 2018, compared to $3,892 million for the three months ended June 30, 2017. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $275 million, or 7.0%.

	Three Months Ended June 30,
(in millions)	2018	2017(1)	% Change	Average Daily % Change(2)
Consolidated Net sales, as reported	$4,186.1	$3,891.7	7.6%	7.6%
Foreign currency translation(3)	—	19.5
Consolidated Net sales, on a constant currency basis	$4,186.1	$3,911.2	7.0%	7.0%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 64 selling days for both the three months ended June 30, 2018 and 2017.

(3)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.

Six Months Overview

The results of certain business metrics are as follows:

	Six Months Ended June 30,
(dollars in millions)	2018	2017(1)
Net sales	$7,792.5	$7,147.6
Gross profit	1,299.5	1,194.3
Income from operations	469.6	401.5
Net income	300.0	199.0
Non-GAAP net income	376.0	284.9
Adjusted EBITDA	624.5	564.5
Average daily sales(2)	60.9	55.8
Net debt(3)	3,139.6	3,217.3
Cash conversion cycle (in days)(4)	17	16

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 128 selling days for both the six months ended June 30, 2018 and 2017.

(3)	Defined as Total debt minus Cash and cash equivalents.

(4)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Six Months Ended June 30,
	2018		2017(1)
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$7,792.5	100.0%	$7,147.6	100.0%
Cost of sales	6,493.0	83.3	5,953.3	83.3
Gross profit	1,299.5	16.7	1,194.3	16.7
Selling and administrative expenses	744.1	9.5	710.9	9.9
Advertising expense	85.8	1.1	81.9	1.1
Income from operations	469.6	6.0	401.5	5.6
Interest expense, net	(74.9)	(1.0)	(75.6)	(1.1)
Net loss on extinguishments of long-term debt	—	—	(57.4)	(0.8)
Other income, net	0.8	—	1.3	—
Income before income taxes	395.5	5.1	269.8	3.8
Income tax expense	(95.5)	(1.2)	(70.8)	(1.0)
Net income	$300.0	3.8%	$199.0	2.8%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Six Months Ended June 30,
	2018		2017(1)
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$3,299.6	42.3%	$3,020.7	42.2%	$278.9	9.2%

Small Business	657.1	8.4	607.0	8.5	50.1	8.3

Public:
Government	912.0	11.7	898.1	12.6	13.9	1.5
Education	1,109.3	14.2	1,098.1	15.4	11.2	1.0
Healthcare	844.1	10.8	790.3	11.0	53.7	6.8
Total Public	2,865.4	36.8	2,786.5	39.0	78.8	2.8

Other	970.4	12.5	733.4	10.3	237.0	32.3

Total net sales	$7,792.5	100.0%	$7,147.6	100.0%	$644.8	9.0%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 128 selling days for both the six months ended June 30, 2018 and 2017.
Total Net sales for the six months ended June 30, 2018 increased $645 million, or 9.0%, to $7,793 million, compared to $7,148 million for the six months ended June 30, 2017. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 8.2%. See "Non-GAAP Financial Measure Reconciliations" below for additional information regarding constant currency Net sales growth.
For the six months ended June 30, 2018, growth was driven by ongoing focus on client device refresh within hardware and strong growth from our international operations. In addition, increased sales of solutions-based hardware reflected both underlying demand as well as the impact of the reversal associated with supply chain issues experienced at the end of 2017.
Corporate segment Net sales for the six months ended June 30, 2018 increased $279 million, or 9.2% compared to the six months ended June 30, 2017. Growth was primarily driven by client device refresh, as well as ongoing success helping customers with solutions, including data center and software.
Small Business segment Net sales for the six months ended June 30, 2018 increased by $50 million, or 8.3%, between periods. Sales growth was primarily driven by client device refresh.
Public segment Net sales for the six months ended June 30, 2018 increased $79 million, or 2.8%, compared to the six months ended June 30, 2017. Net sales in Healthcare increased 6.8%, primarily driven by performance in desktops and video products as customers move forward on refresh projects. Net sales to Government customers grew at 1.5% and increased $14 million. Sales to State and Local government customers were driven by the success of executing against recently added contracts. This growth was partially offset by a decline in Federal sales primarily due to lower client device and networking sales. Education Net sales increased 1.0% as ongoing success addressing networking and client device needs in Higher Education was partially offset by K-12 networking performance.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the six months ended June 30, 2018 increased $237 million, or 32.3%, compared to the six months ended June 30, 2017. Both operations had strong growth in local currency as we continued to take share in the local markets. In addition, UK growth was driven in part by increased sales from referrals for US-based customers. The impact of foreign currency exchange increased Other sales growth by approximately 900 basis points, due to the favorable impact resulting from the British pound and Canadian dollar to US dollar translations.

Gross profit
Gross profit increased $105 million, or 8.8%, to $1,300 million for the six months ended June 30, 2018, compared to $1,194 million for the six months ended June 30, 2017. As a percentage of Net sales, Gross profit margin remained flat compared to the prior year at 16.7%. Gross profit margin was positively impacted by improved product margin due to the mix of customers. This was offset by lower partner funding margin due to year-over-year revenue growth out-pacing year-over-year increases in partner funding.
Selling and administrative expenses
Selling and administrative expenses increased $33 million, or 4.7%, to $744 million for the six months ended June 30, 2018, compared to $711 million for the six months ended June 30, 2017. This was driven by higher sales payroll costs, including sales commissions primarily due to higher Gross profit dollars. This was partially offset by lower equity-based compensation expense and the associated payroll taxes due to the vesting in the prior year of an equity grant made at the time of our initial public offering.
As a percentage of total Net sales, Selling and administrative expenses decreased 40 basis points to 9.5% during the six months ended June 30, 2018, down from 9.9% in the six months ended June 30, 2017.
Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Six Months Ended June 30,
	2018		2017(1)
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(2)
Corporate	$266.1	8.1%	$239.0	7.9%	11.3%
Small Business	46.9	7.1	36.0	5.9	30.3
Public	184.7	6.4	165.3	5.9	11.7
Other(3)	41.5	4.3	25.1	3.4	65.1
Headquarters(4)	(69.6)	nm*	(63.9)	nm*	8.9
Total income from operations	$469.6	6.0%	$401.5	5.6%	16.9%
* Not meaningful

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

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
Income from operations was $470 million for the six months ended June 30, 2018, an increase of $68 million, or 16.9%, compared to $402 million for the six months ended June 30, 2017. Income from operations increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Total operating margin percentage increased 40 basis points to 6.0% for the six months ended June 30, 2018, from 5.6% for the six months ended June 30, 2017. The increase was primarily due to lower equity-based compensation expense and the associated payroll taxes and intangible asset amortization as a percentage of Net sales, which do not trend in line with sales movement. Also contributing to the increased operating margin percentage were lower sales payroll expenses as a percentage of Net sales.
Corporate segment income from operations was $266 million for the six months ended June 30, 2018, an increase of $27 million, or 11.3%, compared to $239 million for the six months ended June 30, 2017. Corporate segment income from operations increased primarily due to higher gross profit dollars driven by higher sales. Corporate segment operating margin percentage increased 20 basis points to 8.1% for the six months ended June 30, 2018, from 7.9% for the six months ended June 30, 2017. This increase in operating margin percentage was primarily driven by the benefit of lower Selling and administrative expenses as a percentage of Net sales. This was partially offset by product margin compression due to increased hardware sales.
Small Business segment income from operations was $47 million for the six months ended June 30, 2018, an increase of $11 million, or 30.3%, compared to $36 million for the six months ended June 30, 2017. Small business segment income from operations increased primarily due to higher gross profit dollars. Small Business segment operating margin percentage increased 120 basis points to 7.1% for the six months ended June 30, 2018, from 5.9% for the six months ended June 30, 2017. This increase in operating margin percentage was primarily driven by higher product margin and the benefit of lower sales payroll expenses and intangible asset amortization expenses as a percentage of Net sales.
Public segment income from operations was $185 million for the six months ended June 30, 2018, an increase of $20 million, or 11.7%, compared to $165 million for the six months ended June 30, 2017. Public segment income from operations increased primarily due to higher Gross profit dollars driven by improved product margin. Public segment operating margin percentage increased 50 basis points to 6.4% for the six months ended June 30, 2018, from 5.9% for the six months ended June 30, 2017. This increase in operating margin percentage was primarily driven by a higher product margin and the benefit of lower sales payroll expenses as a percentage of Net sales.
Other income from operations was $42 million for the six months ended June 30, 2018, an increase of $17 million, or 65.1%, compared to $25 million for the six months ended June 30, 2017. Other income from operations increased primarily due to higher sales volumes and Gross profit as we continue to take share in the local markets, and favorable foreign exchange. Other operating margin percentage increased 90 basis points to 4.3% for the six months ended June 30, 2018, from 3.4% for the six months ended June 30, 2017. This increase was primarily due to lower sales payroll expenses and lower intangible asset amortization as a percentage of Net sales. Also contributing to the increased operating margin percentage was the non-recurrence of integration expenses in the current year.
Net loss on extinguishments of long-term debt
During the six months ended June 30, 2017, we incurred a net loss on extinguishment of long-term debt of $57 million. For information regarding our debt, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Net loss on extinguishments of long-term debt for the six months ended June 30, 2017 are as follows:

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

Income tax expense
Income tax expense was $96 million for the six months ended June 30, 2018, compared to $71 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.1% for the six months ended June 30, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 26.2% and differed from the US federal statutory rate primarily due to excess tax benefits on equity-based compensation.

The lower effective tax rate for the six months ended June 30, 2018 as compared to the same period of the prior year was primarily attributable to the reduction in the US federal statutory rate, partially offset by lower excess tax benefits on equity-based compensation and a higher effective net state income tax rate primarily due to the reduced US federal benefit.

Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the six months ended June 30, 2018 and 2017 below. See the "Non-GAAP Financial Measure Reconciliations" section included above for the three months ended June 30, 2018 and 2017 for all Non-GAAP measure definitions.
Non-GAAP net income
Non-GAAP net income was $376 million for the six months ended June 30, 2018, an increase of $91 million or 32.0% compared to $285 million for the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018			2017(1)
(dollars in millions)	Income before income taxes	Income tax expense(2)	Net income	Income before income taxes	Income tax expense(2)	Net income
GAAP (as reported)	$395.5	$(95.5)	$300.0	$269.8	$(70.8)	$199.0
Amortization of intangibles(3)	93.3	(24.0)	69.3	92.4	(33.2)	59.2
Equity-based compensation	19.1	(13.3)	5.8	23.6	(38.4)	(14.8)
Net loss on extinguishments of long-term debt	—	—	—	57.4	(20.6)	36.8
Integration expenses(4)	—	—	—	2.5	(0.9)	1.6
Other adjustments(5)	1.2	(0.3)	0.9	4.9	(1.8)	3.1
Non-GAAP	$509.1	$(133.1)	$376.0	$450.6	$(165.7)	$284.9

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Income tax on non-GAAP adjustments includes excess tax benefits associated with equity compensation. Additionally, 2018 includes the impact of GILTI on equity-based compensation and amortization of intangibles.

(3)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(4)	Comprised of expenses related to CDW UK.

(5)	Includes other expenses such as payroll taxes on equity-based compensation during the six months ended June 30, 2018 and 2017.

Adjusted EBITDA
Adjusted EBITDA was $625 million for the six months ended June 30, 2018, an increase of $60 million, or 10.6%, compared to $565 million for the six months ended June 30, 2017. As a percentage of Net sales, Adjusted EBITDA was 8.0% for the six months ended June 30, 2018 and 7.9% for the six months ended June 30, 2017.

	Six Months Ended June 30,
(in millions)	2018	Percentage of Net Sales	2017(1)	Percentage of Net Sales
Net income	$300.0		$199.0
Depreciation and amortization	132.9		129.5
Income tax expense	95.5		70.8
Interest expense, net	74.9		75.6
EBITDA	603.3	7.7%	474.9	6.6%

Adjustments:
Equity-based compensation	19.1		23.6
Net loss on extinguishments of long-term debt	—		57.4
Integration expenses(2)	—		2.5
Other adjustments(3)	2.1		6.1
Total adjustments	21.2		89.6
Adjusted EBITDA	$624.5	8.0%	$564.5	7.9%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Comprised of expenses related to CDW UK.

(3)
Includes other expenses such as payroll taxes on equity-based compensation and our share of net income from our equity investment during the six months ended June 30, 2018 and 2017. Also includes historical retention costs during the six months ended June 30, 2017.

Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $645 million, or 9.0%, to $7,793 million for the six months ended June 30, 2018, compared to $7,148 million for the six months ended June 30, 2017. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $591 million, or 8.2%.

	Six Months Ended June 30,
(in millions)	2018	2017(1)	% Change	Average Daily % Change(2)
Consolidated Net sales, as reported	$7,792.5	$7,147.6	9.0%	9.0%
Foreign currency translation(3)	—	54.3
Consolidated Net sales, on a constant currency basis	$7,792.5	$7,201.9	8.2%	8.2%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 128 selling days for both the six months ended June 30, 2018 and 2017.

(3)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
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

Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of June 30, 2018, we also have $1.1 billion of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £40 million ($53 million at June 30, 2018) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Share Repurchase Program

During the six months ended June 30, 2018, we repurchased 2.4 million shares of our common stock for $176 million under the previously announced share repurchase program. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2018 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.21	February 7, 2018	February 26, 2018	March 12, 2018
$0.21	May 2, 2018	May 25, 2018	June 11, 2018

On August 2, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend will be paid on September 10, 2018 to all stockholders of record as of the close of business on August 24, 2018.
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
Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$332.3	$376.2
Investing activities	(33.6)	(36.8)
Net change in accounts payable-inventory financing	(110.4)	(85.1)
Other financing activities	(227.8)	(441.6)
Financing activities	(338.2)	(526.7)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	2.6
Net decrease in cash and cash equivalents	$(43.5)	$(184.7)

Operating Activities

	Six Months Ended June 30,
(in millions)	2018	2017(1)	Dollar Change
Net income	$300.0	$199.0	$101.0
Adjustments for the impact of non-cash items(2)	129.0	173.4	(44.4)
Net income adjusted for the impact of non-cash items(3)	429.0	372.4	56.6
Changes in assets and liabilities:
Accounts receivable(4)	(295.2)	(156.0)	(139.2)
Merchandise inventory(5)	(167.7)	(52.5)	(115.2)
Accounts payable-trade(6)	386.8	311.8	75.0
Other(7)	(20.6)	(99.5)	78.9
Net cash provided by operating activities	$332.3	$376.2	$(43.9)

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Includes items such as deferred income taxes, depreciation and amortization, equity-based compensation expense and Net loss on extinguishments of long-term debt.

(3)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth, partially offset by higher sales payroll.

(4)	The change in Accounts receivable is primarily due to the increased sales volume during 2018 compared to 2017, partially offset by higher cash collections during 2018.

(5)	The change in Merchandise inventory is primarily due to higher stocking positions and timing of shipments in 2018 compared to 2017 and lower inventory levels at the end of 2017.

(6)	The change in Accounts payable-trade is primarily due to the timing of inventory purchases.

(7)	The change in Other is primarily due to the timing of collections of the receivables from vendors.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2018	2017(1)
Days of sales outstanding ("DSO")(2)	50	49
Days of supply in inventory ("DIO")(3)	13	12
Days of purchases outstanding ("DPO")(4)	(46)	(45)
Cash conversion cycle	17	16

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

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

The cash conversion cycle increased to 17 days at June 30, 2018 compared to 16 days at June 30, 2017 as DSO, DIO and DPO each increased 1 day compared to June 30, 2017. The increase in DSO was primarily driven by higher Net sales and related Accounts receivable for third-party services such as software as a service and warranties. These sales have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. This also results in a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. Additionally, average inventory balances increased due to stocking positions and the timing of shipments to customers in 2018 which led to an unfavorable impact on DIO.
Investing Activities
Net cash used in investing activities decreased by $3 million in the six months ended June 30, 2018 compared to the same period of the prior year. Capital expenditures were $34 million and $37 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in capital expenditures is primarily due to the timing of investments for improvements to our information technology systems.
Financing Activities
Net cash used in financing activities decreased by $189 million in the six months ended June 30, 2018 compared to the same period of the prior year. The decrease was primarily driven by fewer share repurchases during the six months ended June 30, 2018, which resulted in a $183 million decrease in cash used in financing activities. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.
Long-Term Debt and Financing Arrangements
As of June 30, 2018, we had total indebtedness of $3.2 billion, of which $1.5 billion was secured indebtedness. At June 30, 2018, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $1.3 billion at June 30, 2018. The amount of restricted payment capacity for the CDW UK Term Loan was $133 million at June 30, 2018.
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
Contractual Obligations
Except as disclosed under Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements, there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
The information set forth in Note 11 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2018, we adopted the requirements of Topic 606. See Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements for information regarding our new revenue recognition critical accounting policy.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 11 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company's purchases of its common stock during the three months ended June 30, 2018 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
April 1 through April 30, 2018	0.3	$70.35	0.3	$730.7
May 1 through May 31, 2018	0.2	$78.04	0.2	$711.4
June 1 through June 30, 2018	0.4	$83.43	0.4	$681.6
Total	0.9		0.9

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

3.1.2
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation's Form 8-K filed on May 25, 2018 and incorporated herein by reference.

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

CDW CORPORATION

Date:	August 2, 2018	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)