Form 10-Q
period 2018-09-30
CDW Corp
filed 2018-10-31
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 26, 2018, there were 149,984,769 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per share amounts)

	September 30, 2018	December 31, 2017
Assets	(unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$255.1	$144.2
Accounts receivable, net of allowance for doubtful accounts of $8.0 and $6.2, respectively	2,650.5	2,329.3
Merchandise inventory	481.1	411.5
Miscellaneous receivables	370.4	343.0
Prepaid expenses and other	192.4	168.3
Total current assets	3,949.5	3,396.3
Property and equipment, net	147.8	161.1
Goodwill	2,469.5	2,479.6
Other intangible assets, net	758.2	897.0
Other assets	50.4	32.7
Total Assets	$7,375.4	$6,966.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,609.9	$1,317.7
Accounts payable-inventory financing	407.6	498.0
Current maturities of long-term debt	32.0	25.5
Contract liabilities	188.5	158.8
Accrued expenses and other current liabilities:
Compensation	162.8	129.5
Interest	15.9	21.6
Sales taxes	34.6	43.8
Advertising	132.2	89.2
Income taxes	11.2	16.2
Other	209.2	221.8
Total current liabilities	2,803.9	2,522.1
Long-term liabilities:
Debt	3,187.4	3,210.0
Deferred income taxes	158.4	196.3
Other liabilities	65.0	52.7
Total long-term liabilities	3,410.8	3,459.0
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 150.9 and 153.1 shares issued, respectively	1.5	1.5
Less: treasury stock, $0.01 par value, 0.0 and 0.1 shares held, respectively	—	—
Outstanding common stock, $0.01 par value, 150.9 and 153.0 shares outstanding, respectively	1.5	1.5
Paid-in capital	2,970.9	2,911.6
Accumulated deficit	(1,703.5)	(1,831.6)
Accumulated other comprehensive loss	(108.2)	(95.9)
Total stockholders' equity	1,160.7	985.6
Total Liabilities and Stockholders' Equity	$7,375.4	$6,966.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Net sales	$4,373.2	$3,933.2	$12,165.7	$11,080.8
Cost of sales	3,659.6	3,291.0	10,152.6	9,244.3
Gross profit	713.6	642.2	2,013.1	1,836.5
Selling and administrative expenses	390.7	351.9	1,134.8	1,062.8
Advertising expense	48.1	46.3	133.9	128.1
Income from operations	274.8	244.0	744.4	645.6
Interest expense, net	(36.6)	(37.8)	(111.5)	(113.4)
Net loss on extinguishments of long-term debt	—	—	—	(57.4)
Other income, net	0.2	0.7	1.0	1.9
Income before income taxes	238.4	206.9	633.9	476.7
Income tax expense	(54.7)	(77.6)	(150.2)	(148.4)
Net income	$183.7	$129.3	$483.7	$328.3

Net income per common share:
Basic	$1.22	$0.84	$3.19	$2.10
Diluted	$1.20	$0.83	$3.14	$2.06

Weighted-average common shares outstanding:
Basic	150.9	153.8	151.6	156.3
Diluted	153.7	156.2	154.1	159.2

Cash dividends declared per common share	$0.2100	$0.1600	$0.6300	$0.4800

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Net income	$183.7	$129.3	$483.7	$328.3
Foreign currency translation, net(1)	(3.2)	14.0	(17.9)	39.5
Unrealized gain (loss) from hedge accounting, net(2)	0.1	0.3	5.6	(1.4)
Other comprehensive (loss) income, net	(3.1)	14.3	(12.3)	38.1
Comprehensive income	$180.6	$143.6	$471.4	$366.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

(1)
Net of tax expense of $0.1 million and tax expense of $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and net of tax benefit of $0.1 million and tax expense of $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Net of tax expense of zero and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and net of tax expense of $1.9 million and tax benefit of $0.9 million for the nine months ended September 30, 2018 and 2017, respectively.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017 (as reported)	—	$—	153.1	$1.5	0.1	$—	$2,911.6	$(1,834.3)	$(95.9)	$982.9
Cumulative adjustment upon adoption of ASC 606	—	—	—	—	—	—	—	2.7	—	2.7
Balance as of December 31, 2017 (as adjusted)	—	—	153.1	1.5	0.1	—	2,911.6	(1,831.6)	(95.9)	985.6
Net income	—	—	—	—	—	—	—	483.7	—	483.7
Equity-based compensation expense	—	—	—	—	—	—	26.0	—	—	26.0
Stock option exercises	—	—	0.7	—	—	—	24.4	—	—	24.4
Coworker Stock Purchase Plan	—	—	0.1	—	—	—	8.4	—	—	8.4
Repurchases of common stock	—	—	(3.0)	—	—	—	—	(232.5)	—	(232.5)
Dividends paid	—	—	—	—	—	—	0.5	(96.0)	—	(95.5)
Incentive compensation plan stock withheld for taxes	—	—	—	—	(0.1)	—	—	(27.1)	—	(27.1)
Foreign currency translation	—	—	—	—	—	—	—	—	(17.9)	(17.9)
Unrealized gain from hedge accounting	—	—	—	—	—	—	—	—	5.6	5.6
Balance as of September 30, 2018	—	$—	150.9	$1.5	—	$—	$2,970.9	$(1,703.5)	$(108.2)	$1,160.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:	(unaudited)	(as adjusted)
Net income	$483.7	$328.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198.7	195.2
Equity-based compensation expense	29.9	33.6
Deferred income taxes	(39.2)	(55.2)
Net loss on extinguishments of long-term debt	—	57.4
Other	8.7	3.9
Changes in assets and liabilities:
Accounts receivable	(334.3)	(120.7)
Merchandise inventory	(72.1)	(83.6)
Other assets	(66.1)	(181.6)
Accounts payable-trade	300.6	140.2
Other liabilities	92.4	121.6
Net cash provided by operating activities	602.3	439.1
Cash flows used in investing activities:
Capital expenditures	(53.4)	(58.6)
Net cash used in investing activities	(53.4)	(58.6)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facilities	688.9	1,279.1
Repayments of borrowings under revolving credit facilities	(681.9)	(1,087.5)
Repayments of long-term debt	(18.2)	(11.2)
Proceeds from issuance of long-term debt	—	2,083.0
Payments to extinguish long-term debt	—	(2,121.3)
Payments of debt financing fees	(1.0)	(9.6)
Net change in accounts payable-inventory financing	(90.1)	(41.4)
Premium payments on interest rate cap agreements	(12.6)	—
Proceeds from stock option exercises	24.4	9.1
Proceeds from Coworker Stock Purchase Plan	8.4	7.6
Repurchases of common stock	(232.5)	(534.0)
Payment of incentive compensation plan withholding taxes	(27.1)	(42.0)
Dividends	(95.5)	(74.7)
Other	1.9	(4.7)
Net cash used in financing activities	(435.3)	(547.6)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	1.3
Net increase (decrease) in cash and cash equivalents	110.9	(165.8)
Cash and cash equivalents—beginning of period	144.2	263.7
Cash and cash equivalents—end of period	$255.1	$97.9
Supplementary disclosure of cash flow information:
Interest paid	$(117.4)	$(118.6)
Taxes paid, net	$(200.5)	$(169.6)
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "December 31, 2017 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2017 Consolidated Financial Statements except for changes from the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended ("Topic 606"), as discussed below. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes to the Consolidated Financial Statements contained in the December 31, 2017 Consolidated Financial Statements include a discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. Except as noted above for the adoption of Topic 606, there have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2018.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-12, Derivatives and Hedging (Topic 815), intending to improve the transparency of information included in the financial statements by aligning cash flow and fair value hedge accounting with its risk management activities. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness for cash flow hedges and net investment hedges, and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also simplifies certain documentation and assessment requirements and will incorporate new disclosure requirements and amendments to existing disclosures. This ASU is effective for the Company beginning the first quarter of 2019 and allows for early adoption. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, together with amendments issued during 2018, requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU is effective for the Company beginning in the first quarter of 2019 and allows for early adoption. Entities are required to use the modified retrospective approach, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented or (2) retrospectively at the beginning of the period of adoption.
The Company plans to adopt the standard on January 1, 2019, and will apply it at the beginning of the period of adoption. Therefore, upon adoption, financial information and disclosures will not be updated for comparative reporting periods under the new standard. Additionally, the Company intends to elect the transition package of practical expedients upon adoption which, among other things, allows an entity to not reassess the historical lease classification. The Company has established a cross-functional implementation team to analyze the effect of the ASU. The Company utilized a combination of a bottom-up and top-down approach to identify and analyze its lease portfolio. The analysis included reviewing all forms of leases, performing a completeness assessment over the lease population, assessing the policy elections offered by the standard and evaluating its business processes and internal controls to meet the ASU's accounting, reporting and disclosure requirements.
The Company expects adoption of the standard will have an impact on the Consolidated Balance Sheet. The Company does not expect the adoption of the standard to impact the Consolidated Statements of Operations or the Consolidated

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows. The most significant effect of the new standard on the Consolidated Balance Sheet relates to the recognition of right-of-use assets and lease liabilities for the Company’s real estate portfolio. The Company will also be providing new disclosures for its leasing activities.
Revenue Recognition
On January 1, 2018, the Company adopted Topic 606 and utilized the full retrospective method. For additional details, see Note 1 (Description of Business and Summary of Significant Accounting Policies).
The adoption of Topic 606 impacted the Company's results as follows:

	Three Months Ended September 30, 2017(1)			Nine Months Ended September 30, 2017(1)
(in millions) (except per share amounts)	As Reported	New Revenue Standard Adjustment	As Adjusted	As Reported	New Revenue Standard Adjustment	As Adjusted
Net sales	$4,033.9	$(100.7)	$3,933.2	$11,353.0	$(272.2)	$11,080.8
Gross profit	642.0	0.2	642.2	1,835.6	0.9	1,836.5
Gross profit margin	15.9%	40 bps	16.3%	16.2%	40 bps	16.6%

Income from operations	243.7	0.3	244.0	644.6	1.0	645.6
Income tax expense	(77.4)	(0.2)	(77.6)	(147.9)	(0.5)	(148.4)
Net income	$129.2	$0.1	$129.3	$327.8	$0.5	$328.3

Net income per common share
Basic	$0.84	$—	$0.84	$2.10	$—	$2.10
Diluted	$0.83	$—	$0.83	$2.06	$—	$2.06

(1)	Amounts may not foot or cross-foot due to rounding.
The adoption of Topic 606 impacted the Company's Consolidated Balance Sheet as follows:

	December 31, 2017(1)
(in millions)	As Reported	New Revenue Standard Adjustment	As Adjusted
Accounts receivable	$2,320.5	$8.8	$2,329.3
Merchandise inventory	449.5	(38.0)	411.5
Miscellaneous receivables	336.5	6.5	343.0
Prepaid expenses and other	127.4	40.9	168.3
Total current assets	3,378.1	18.2	3,396.3

Other assets	40.8	(8.1)	32.7
Total assets	6,956.6	10.1	6,966.7

Contract liabilities	194.0	(35.2)	158.8
Income tax payable	15.1	1.1	16.2
Other accrued expenses	180.2	41.6	221.8
Total current liabilities	2,514.6	7.5	2,522.1

Total liabilities	5,973.7	7.5	5,981.1
Total stockholders’ equity	$982.9	$2.7	$985.6

(1)	Amounts may not foot or cross-foot due to rounding.

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
Amounts included in Accounts payable-inventory financing are as follows:

(in millions)	September 30, 2018	December 31, 2017
Revolving Loan inventory financing agreement(1)	$394.8	$480.9
Other inventory financing agreements	12.8	17.1
Accounts payable-inventory financing	$407.6	$498.0

(1)
The Senior Secured Asset-Based Revolving Credit Facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

4.     Contract Liabilities and Remaining Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of September 30, 2018 and December 31, 2017, the contract liability balance was $188 million and $159 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized revenue of $153 million and $126 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For more information regarding the Company's performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of September 30, 2018 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

(in millions)	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$38.2	$24.3	$6.3	$0.5

5.	Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During the first quarter of 2018, the Company entered into interest rate cap agreements with a combined notional value of $1.4 billion resulting in premiums paid to the counterparties of $13 million. As of September 30, 2018 and December 31, 2017, the Company had the following interest rate cap agreements for which the fair values are classified within Other assets on the Consolidated Balance Sheets:

			September 30, 2018	December 31, 2017
Notional Value (in millions)	Effective Date	Maturity Date	Fair Value (in millions)	Fair Value (in millions)
$1,400.0	January 17, 2017	December 31, 2018	$3.2	$5.4
1,400.0	December 31, 2018	December 31, 2020	19.0	—
			$22.2	$5.4

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
The interest rate cap agreements are designated as cash flow hedges. The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly into earnings. The Company's interest rate cap agreements were deemed effective during both the nine months ended September 30, 2018 and 2017, and the Company expects the derivatives will continue to be effective for the next twelve months. During the three months ended September 30, 2018 and 2017, the Company recorded an insignificant gain for the effective portion of the interest rate cap agreements into Accumulated other comprehensive loss. During the nine months ended September 30, 2018 and 2017, the Company recorded a $6 million gain and a $1 million loss, respectively, net of tax, for the effective portion of the interest rate cap agreements into Accumulated other comprehensive loss. During the three and nine months ended September 30, 2018, the Company reclassified $1 million and $3 million, respectively, from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. The Company expects to reclassify $5 million from Accumulated other comprehensive loss into Interest expense, net during the next twelve months.

Prior to the election of hedge accounting treatment during the first quarter of 2017, the Company recognized less than $1 million of Interest income during the nine months ended September 30, 2017 in the Company's Consolidated Statement of Operations related to the changes in the fair value of the interest rate cap agreements.

6.	Long-Term Debt
Long-term debt as of September 30, 2018 is as follows:

(dollars in millions)	Interest Rate	Principal	Unamortized Discount and Deferred Financing Fees	Total
Senior secured asset-based revolving credit facility	—%	$—	$—	$—
CDW UK revolving credit facility	2.1%	6.5	—	6.5
Senior secured term loan facility (1)	3.8%	1,456.9	(2.7)	1,454.2
CDW UK term loan	2.3%	66.5	(1.1)	65.4
Senior notes due 2023	5.0%	525.0	(3.8)	521.2
Senior notes due 2024	5.5%	575.0	(4.6)	570.4
Senior notes due 2025	5.0%	600.0	(6.6)	593.4
Other long-term obligations		8.3	—	8.3
Total debt		3,238.2	(18.8)	3,219.4
Less current maturities		(32.0)	—	(32.0)
Long-term debt, excluding current maturities		$3,206.2	$(18.8)	$3,187.4

(1)
The Senior secured term loan facility has a variable interest rate, which has effectively been capped through the use of an interest rate cap (see Note 5 (Financial Instruments)). The interest rate disclosed represents the variable interest rate in effect as of September 30, 2018.

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

Senior Secured Asset-based Revolving Credit Facility ("Revolving Loan")
As of September 30, 2018, the Company had no outstanding borrowings under the Revolving Loan, less than $1 million of undrawn letters of credit, $379 million reserved for the floorplan sub-facility and a borrowing base of $2.0 billion, which is based on the amount of eligible inventory and accounts receivable balances as of August 31, 2018. Borrowings under the Revolving Loan are limited by the borrowing base. As of September 30, 2018, the Company could have borrowed up to an additional $1.1 billion under the Revolving Loan. Borrowings are also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lower of (i) $125 million and (ii) the greater of (a) 10.0% of the borrowing base, and (b) $100 million, the lenders are not required to lend additional amounts under the Revolving Loan unless the consolidated fixed charge coverage ratio, as defined, is at least 1.00 to 1.00.

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

During the nine months ended September 30, 2017, the Company amended, extended and increased its prior revolving loan ("Prior Revolving Loan") and recorded a loss on extinguishment of long-term debt of $1 million in the Consolidated Statement of Operations, representing a write-off of a portion of unamortized deferred financing fees. Fees of $4 million related to the Prior Revolving Loan were capitalized as deferred financing fees and are being amortized over the five-year term of the facility on a straight-line basis. These deferred financing fees are recorded in the Other assets line on the Consolidated Balance Sheets.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018, the outstanding principal amount of the Term Loan was $1.5 billion, excluding $3 million of deferred financing fees. Borrowings under the Term Loan are payable quarterly on the last day of each March, June, September and December. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount payable on the maturity date of August 17, 2023.
During the nine months ended September 30, 2017, the Company amended its prior $1.5 billion senior secured term loan facility ("Prior Term Loan Facility") and recorded a loss on extinguishment of long-term debt of $14 million in the Consolidated Statement of Operations. This loss represented the write-off of a portion of the unamortized deferred financing fees of $5 million and unamortized discount related to the Prior Term Loan Facility of $9 million. In connection with the issuance of the Term Loan, the Company incurred and recorded $2 million in deferred financing fees.
CDW UK Term Loan and Revolving Credit Facility
As of September 30, 2018, the outstanding principal amount of the CDW UK Term Loan facility ("CDW UK Term Loan") was £51 million ($66 million at September 30, 2018), excluding £1 million ($1 million at September 30, 2018) of deferred financing fees.
The Company is required to make annual principal installments of £5 million ($7 million at September 30, 2018), with the remaining principal amount payable on the maturity date of August 1, 2021. Borrowings under the CDW UK Term Loan bear interest at LIBOR plus a margin, payable quarterly on the last day of each March, June, September and December. As of September 30, 2018, an interest rate of 2.29% was in effect, which represents LIBOR plus a 1.40% margin.
The CDW UK Term Loan also includes a separate £50 million ($65 million at September 30, 2018) revolving credit facility (the "CDW UK Revolving Credit Facility"). As of September 30, 2018, the Company had £5 million ($7 million at September 30, 2018) of outstanding borrowings under the CDW UK Revolving Credit Facility.
5.0% Senior Notes due 2023 ("2023 Senior Notes")
As of September 30, 2018, the outstanding principal amount of the 2023 Senior Notes was $525 million. The 2023 Notes will mature on September 1, 2023 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
5.5% Senior Notes due 2024 ("2024 Senior Notes")
As of September 30, 2018, the outstanding principal amount of the 2024 Senior Notes was $575 million. The 2024 Senior Notes will mature on December 1, 2024 and bear interest at a rate of 5.5% per annum, payable semi-annually on June 1 and December 1 of each year.
5.0% Senior Notes due 2025 ("2025 Senior Notes")

As of September 30, 2018, the outstanding principal amount of the 2025 Senior Notes was $600 million. The 2025 Senior Notes will mature on September 1, 2025 and bear interest at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year.
During the nine months ended September 30, 2017, the Company completed the issuance of the 2025 Senior Notes at par. The proceeds from the issuance of the 2025 Senior Notes along with cash on hand and proceeds from Revolving Loan borrowings were deposited to redeem all of the then remaining $600 million aggregate principal amount of the 2022 Senior Notes ("2022 Senior Notes"). In connection with this redemption, the Company recorded a loss on extinguishment of long-term debt of $43 million in the Consolidated Statement of Operations for the nine months ended September 30, 2017. This loss represents $37 million in redemption premium and $6 million for the write-off of the remaining deferred financing fees related to the 2022 Senior Notes.
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
As of September 30, 2018, the Company remained in compliance with the covenants under its various credit agreements. The Term Loan contains negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make distributions or other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates. As of September 30, 2018, the amount of CDW's restricted payment capacity under the Term Loan was $1.4 billion. The total net leverage ratio was 2.33:1.00 as of September 30, 2018.
Each of the Senior Notes indentures contain negative covenants that, among other things, place restrictions and limitations on the ability of the Guarantors to enter into sale and lease-back transactions, incur additional secured indebtedness and create liens. The indenture governing each of the Senior Notes do not contain any financial covenants.
The CDW UK Term Loan imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of September 30, 2018, the amount of restricted payment capacity under the CDW UK Term Loan was £117 million ($152 million at September 30, 2018).
Fair Value

The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes, Term Loan and the CDW UK Term Loan are classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan and the CDW UK Revolving Credit Facility approximate fair value if there are outstanding borrowings. As of September 30, 2018, the carrying value of the CDW UK Term Loan approximated fair value. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, were as follows:

(in millions)	September 30, 2018	December 31, 2017
Fair value	$3,275.3	$3,366.5
Carrying value	3,238.2	3,255.9

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
The SEC issued Staff Accounting Bulletin 118 allowing for provisional amounts to be recorded during a measurement period not to exceed one year. The Company recorded during the year ended December 31, 2017 provisional amounts for the impact of revaluing deferred tax assets and liabilities, the deemed mandatory repatriation tax on the Company's unremitted foreign earnings and the state income tax effects from the changes in federal tax law during the year ended December 31, 2017. The Company adjusted the US federal provisional amounts during the three and nine months ended September 30, 2018, recording a net tax benefit of $2 million. The adjustment was driven by the rate differential on adjustments to temporary book-tax differences made in finalizing the 2017 federal income tax return and finalizing the deemed mandatory repatriation tax on the Company’s unremitted foreign earnings. The Company continues to analyze

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the state income tax effects of the changes in federal tax law and will adjust the related provisional amounts within the one-year measurement period.
Income tax expense was $55 million for the three months ended September 30, 2018, compared to $78 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.9% for the three months ended September 30, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 37.5% and differed from the US federal statutory rate of 35.0% primarily due to state income taxes and additional expense as a result of a change in state tax rates enacted during the quarter, partially offset by excess tax benefits on equity-based compensation and a state tax refund.
Income tax expense was $150 million for the nine months ended September 30, 2018, compared to $148 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 23.7% for the nine months ended September 30, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 31.1% and differed from the US federal statutory rate of 35.0% primarily due to excess tax benefits on equity-based compensation, partially offset by state taxes.

8.	Stockholders' Equity
On February 14, 2018, the Company retired 109,207 shares of its treasury stock. On December 31, 2017 the shares were acquired in satisfaction of withholding taxes which were paid by the Company on behalf of coworkers under the Performance Share Awards program.

9.	Equity-Based Compensation
On August 1, 2018, 456,613 stock options granted by one of the sellers of CDW UK to certain CDW UK coworkers as part of the Company's acquisition of CDW UK vested. These equity awards had a weighted-average grant-date fair value of $35.93 per option. In connection with the exercise of such options, the seller of CDW UK distributed shares of common stock to each participant and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The seller of CDW UK then transferred such withheld shares to the Company to satisfy the tax withholding for participants. The Company was required to pay withholding taxes of $19 million to Her Majesty’s Revenue and Customs taxing authority related to the exercise of these options. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2018.

On December 31, 2017, 321,880 Performance Share Units ("PSUs") under the 2013 Long-Term Incentive Plan vested, representing a vesting rate for the 2015-2017 performance period of 192.0% of target. The PSUs had a weighted-average grant-date fair value of $37.84 per unit. In connection with the PSUs that vested, the Company distributed shares of common stock to each participant during the nine months ended September 30, 2018 and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The Company was required to pay withholding taxes of $9 million to federal, state and foreign taxing authorities for the vesting of these PSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2018.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was required to pay withholding taxes of $24 million to federal, state and foreign taxing authorities for the vesting of these RSUs. This amount is reported as a financing activity in the Consolidated Statement of Cash Flows and as an increase to Accumulated Deficit in the Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2017.

10.	Earnings per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Basic weighted-average shares outstanding	150.9	153.8	151.6	156.3
Effect of dilutive securities(1)	2.8	2.4	2.5	2.9
Diluted weighted-average shares outstanding(2)	153.7	156.2	154.1	159.2

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2018 and 2017 as their inclusion would have had an anti-dilutive effect.

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
As of September 30, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Information about the Company's segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2018
Net sales	$1,706.5	$340.0	$1,875.1	$451.6	$—	$4,373.2
Income (loss) from operations	127.2	24.1	138.0	19.2	(33.7)	274.8
Depreciation and amortization expense	(20.3)	(5.2)	(11.5)	(7.3)	(21.5)	(65.8)

Three Months Ended September 30, 2017(1)
Net sales	$1,552.8	$305.4	$1,693.9	$381.1	$—	$3,933.2
Income (loss) from operations	121.6	17.7	122.3	14.2	(31.8)	244.0
Depreciation and amortization expense	(20.8)	(5.2)	(11.2)	(8.0)	(20.5)	(65.7)

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Nine Months Ended September 30, 2018
Net sales	$5,006.1	$997.1	$4,740.5	$1,422.0	$—	$12,165.7
Income (loss) from operations	393.3	71.0	322.7	60.7	(103.3)	744.4
Depreciation and amortization expense	(61.8)	(15.6)	(34.0)	(25.1)	(62.2)	(198.7)

Nine Months Ended September 30, 2017(1)
Net sales	$4,573.5	$912.4	$4,480.4	$1,114.5	$—	$11,080.8
Income (loss) from operations	360.6	53.7	287.6	39.5	(95.8)	645.6
Depreciation and amortization expense	(62.5)	(15.4)	(33.6)	(22.7)	(61.0)	(195.2)

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2018
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,704.1	$340.0	$1,875.1	$6.8	$3,926.0
Rest of World	2.4	—	—	444.8	447.2
Total Net sales	1,706.5	340.0	1,875.1	451.6	4,373.2

Major Product and Services
Hardware	1,378.1	284.0	1,531.5	365.1	3,558.7
Software	228.5	44.3	290.8	44.0	607.6
Services	83.2	6.6	48.3	40.5	178.6
Other(2)	16.7	5.1	4.5	2.0	28.3
Total Net sales	1,706.5	340.0	1,875.1	451.6	4,373.2

Sales by Channel
Corporate	1,706.5	—	—	—	1,706.5
Small Business	—	340.0	—	—	340.0
Government	—	—	639.3	—	639.3
Education	—	—	793.1	—	793.1
Healthcare	—	—	442.7	—	442.7
Other	—	—	—	451.6	451.6
Total Net sales	1,706.5	340.0	1,875.1	451.6	4,373.2

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,571.6	321.0	1,764.6	402.8	4,060.0
Transferred at a point in time where CDW is agent	85.7	16.9	64.3	12.3	179.2
Transferred over time where CDW is principal	49.2	2.1	46.2	36.5	134.0
Total Net sales	$1,706.5	$340.0	$1,875.1	$451.6	$4,373.2

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2017(1)
	Corporate	Small Business	Public	Other	Total
Geography(2)
United States	$1,551.2	$305.4	$1,693.9	$6.0	$3,556.5
Rest of World	1.6	—	—	375.1	376.7
Total Net sales	1,552.8	305.4	1,693.9	381.1	3,933.2

Major Product and Services
Hardware	1,253.9	256.9	1,383.9	307.1	3,201.8
Software	202.7	37.9	265.3	38.3	544.2
Services	79.2	5.5	39.5	33.7	157.9
Other(3)	17.0	5.1	5.2	2.0	29.3
Total Net sales	1,552.8	305.4	1,693.9	381.1	3,933.2

Sales by Channel
Corporate	1,552.8	—	—	—	1,552.8
Small Business	—	305.4	—	—	305.4
Government	—	—	591.9	—	591.9
Education	—	—	691.3	—	691.3
Healthcare	—	—	410.7	—	410.7
Other	—	—	—	381.1	381.1
Total Net sales	1,552.8	305.4	1,693.9	381.1	3,933.2

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,423.9	289.1	1,597.3	340.4	3,650.7
Transferred at a point in time where CDW is agent	82.2	14.4	53.5	8.0	158.1
Transferred over time where CDW is principal	46.7	1.9	43.1	32.7	124.4
Total Net sales	$1,552.8	$305.4	$1,693.9	$381.1	$3,933.2

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(3)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$4,999.9	$997.1	$4,740.5	$24.0	$10,761.5
Rest of World	6.2	—	—	1,398.0	1,404.2
Total Net sales	5,006.1	997.1	4,740.5	1,422.0	12,165.7

Major Product and Services
Hardware	4,010.5	830.7	3,877.5	1,134.3	9,853.0
Software	702.3	130.0	729.7	156.4	1,718.4
Services	242.6	20.6	120.5	124.9	508.6
Other(2)	50.7	15.8	12.8	6.4	85.7
Total Net sales	5,006.1	997.1	4,740.5	1,422.0	12,165.7

Sales by Channel
Corporate	5,006.1	—	—	—	5,006.1
Small Business	—	997.1	—	—	997.1
Government	—	—	1,551.3	—	1,551.3
Education	—	—	1,902.4	—	1,902.4
Healthcare	—	—	1,286.8	—	1,286.8
Other	—	—	—	1,422.0	1,422.0
Total Net sales	5,006.1	997.1	4,740.5	1,422.0	12,165.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	4,581.3	940.0	4,445.8	1,277.4	11,244.5
Transferred at a point in time where CDW is agent	279.9	50.5	160.7	37.1	528.2
Transferred over time where CDW is principal	144.9	6.6	134.0	107.5	393.0
Total Net sales	$5,006.1	$997.1	$4,740.5	$1,422.0	$12,165.7

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017 (1)
	Corporate	Small Business	Public	Other	Total
Geography(2)
United States	$4,569.3	$912.4	$4,480.4	$19.2	$9,981.3
Rest of World	4.2	—	—	1,095.3	1,099.5
Total Net sales	4,573.5	912.4	4,480.4	1,114.5	11,080.8

Major Product and Services
Hardware	3,639.8	758.6	3,671.9	892.5	8,962.8
Software	647.2	120.4	692.3	120.6	1,580.5
Services	236.3	18.0	102.2	95.6	452.1
Other(3)	50.2	15.4	14.0	5.8	85.4
Total Net sales	4,573.5	912.4	4,480.4	1,114.5	11,080.8

Sales by Channel
Corporate	4,573.5	—	—	—	4,573.5
Small Business	—	912.4	—	—	912.4
Government	—	—	1,490.0	—	1,490.0
Education	—	—	1,789.3	—	1,789.3
Healthcare	—	—	1,201.1	—	1,201.1
Other	—	—	—	1,114.5	1,114.5
Total Net sales	4,573.5	912.4	4,480.4	1,114.5	11,080.8

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	4,176.1	861.5	4,217.0	997.3	10,251.9
Transferred at a point in time where CDW is agent	256.0	44.3	143.1	23.1	466.5
Transferred over time where CDW is principal	141.4	6.6	120.3	94.1	362.4
Total Net sales	$4,573.5	$912.4	$4,480.4	$1,114.5	$11,080.8

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(3)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents Net sales by major category for the three and nine months ended September 30, 2018 and 2017. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2018		2017(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,114.7	25.5%	$964.8	24.5%
Netcomm Products	581.4	13.3	544.1	13.8
Desktops	341.6	7.8	306.2	7.8
Video	319.5	7.3	290.7	7.4
Enterprise and Data Storage (Including Drives)	293.2	6.7	281.2	7.1
Other Hardware	908.3	20.8	814.8	20.8
Total Hardware	3,558.7	81.4	3,201.8	81.4

Software(2)	607.6	13.9	544.2	13.8
Services(2)	178.6	4.1	157.9	4.0
Other(3)	28.3	0.6	29.3	0.8
Total Net sales	$4,373.2	100.0%	$3,933.2	100.0%

	Nine Months Ended September 30,
	2018		2017(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$3,041.7	25.0%	$2,612.1	23.6%
Netcomm Products	1,562.9	12.8	1,543.5	13.9
Desktops	990.4	8.1	877.6	7.9
Video	904.5	7.4	815.7	7.4
Enterprise and Data Storage (Including Drives)	813.7	6.7	806.9	7.3
Other Hardware	2,539.8	21.0	2,307.0	20.8
Total Hardware	9,853.0	81.0	8,962.8	80.9

Software(2)	1,718.4	14.1	1,580.5	14.3
Services(2)	508.6	4.2	452.1	4.1
Other(3)	85.7	0.7	85.4	0.7
Total Net sales	$12,165.7	100.0%	$11,080.8	100.0%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

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
The following tables set forth Condensed Consolidating Balance Sheets as of September 30, 2018 and December 31, 2017, Consolidating Statements of Operations for the three and nine months ended September 30, 2018 and 2017, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the "Parent Guarantor"), which has no independent assets or operations, the accounts of CDW LLC (the "Subsidiary Issuer"), the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the "Co-Issuer") for the periods indicated. The information was prepared on the same basis as the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$220.9	$—	$49.5	$—	$(15.3)	$255.1
Accounts receivable, net	—	—	2,338.3	312.2	—	—	2,650.5
Merchandise inventory	—	—	419.7	61.4	—	—	481.1
Miscellaneous receivables	—	123.6	228.6	18.2	—	—	370.4
Prepaid expenses and other	—	17.4	133.3	41.7	—	—	192.4
Total current assets	—	361.9	3,119.9	483.0	—	(15.3)	3,949.5
Property and equipment, net	—	84.4	40.9	22.5	—	—	147.8
Goodwill	—	751.8	1,439.0	278.7	—	—	2,469.5
Other intangible assets, net	—	272.7	317.4	168.1	—	—	758.2
Other assets	1.4	64.9	151.8	2.1	—	(169.8)	50.4
Investment in and advances to subsidiaries	1,159.3	3,115.3	—	—	—	(4,274.6)	—
Total Assets	$1,160.7	$4,651.0	$5,069.0	$954.4	$—	$(4,459.7)	$7,375.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$24.9	$1,431.2	$169.1	$—	$(15.3)	$1,609.9
Accounts payable-inventory financing	—	0.2	395.1	12.3	—	—	407.6
Current maturities of long-term debt	—	14.9	4.1	13.0	—	—	32.0
Contract liabilities	—	—	112.8	75.7	—	—	188.5
Accrued expenses and other current liabilities	—	217.1	283.3	65.5	—	—	565.9
Total current liabilities	—	257.1	2,226.5	335.6	—	(15.3)	2,803.9
Long-term liabilities:
Debt	—	3,124.2	4.3	58.9	—	—	3,187.4
Deferred income taxes	—	63.4	68.6	27.8	—	(1.4)	158.4
Other liabilities	—	47.0	5.7	180.7	—	(168.4)	65.0
Total long-term liabilities	—	3,234.6	78.6	267.4	—	(169.8)	3,410.8
Total stockholders' equity	1,160.7	1,159.3	2,763.9	351.4	—	(4,274.6)	1,160.7
Total Liabilities and Stockholders' Equity	$1,160.7	$4,651.0	$5,069.0	$954.4	$—	$(4,459.7)	$7,375.4

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,921.6	$451.6	$—	$—	$4,373.2
Cost of sales	—	—	3,286.6	373.0	—	—	3,659.6
Gross profit	—	—	635.0	78.6	—	—	713.6
Selling and administrative expenses	—	33.7	299.8	57.2	—	—	390.7
Advertising expense	—	—	45.9	2.2	—	—	48.1
Income (loss) from operations	—	(33.7)	289.3	19.2	—	—	274.8
Interest (expense) income, net	—	(36.1)	0.9	(1.4)	—	—	(36.6)
Other income	—	—	0.1	0.1	—	—	0.2
Income (loss) before income taxes	—	(69.8)	290.3	17.9	—	—	238.4
Income tax (expense) benefit	(0.1)	20.5	(75.3)	0.2	—	—	(54.7)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(49.3)	215.0	18.1	—	—	183.7
Equity in earnings of subsidiaries	183.8	233.1	—	—	—	(416.9)	—
Net income	$183.7	$183.8	$215.0	$18.1	$—	$(416.9)	$183.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended September 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,552.1	$381.1	$—	$—	$3,933.2
Cost of sales	—	—	2,974.9	316.1	—	—	3,291.0
Gross profit	—	—	577.2	65.0	—	—	642.2
Selling and administrative expenses	—	31.8	271.8	48.3	—	—	351.9
Advertising expense	—	—	43.8	2.5	—	—	46.3
Income (loss) from operations	—	(31.8)	261.6	14.2	—	—	244.0
Interest (expense) income, net	—	(37.3)	1.0	(1.5)	—	—	(37.8)
Other income (expense)	—	(0.2)	0.3	0.6	—	—	0.7
Income (loss) before income taxes	—	(69.3)	262.9	13.3	—	—	206.9
Income tax (expense) benefit	—	26.2	(100.5)	(3.3)	—	—	(77.6)
Income (loss) before equity in earnings of subsidiaries	—	(43.1)	162.4	10.0	—	—	129.3
Equity in earnings of subsidiaries	129.3	172.4	—	—	—	(301.7)	—
Net income	$129.3	$129.3	$162.4	$10.0	$—	$(301.7)	$129.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Nine Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$10,743.7	$1,422.0	$—	$—	$12,165.7
Cost of sales	—	—	8,966.6	1,186.0	—	—	10,152.6
Gross profit	—	—	1,777.1	236.0	—	—	2,013.1
Selling and administrative expenses	—	103.3	861.8	169.7	—	—	1,134.8
Advertising expense	—	—	128.3	5.6	—	—	133.9
Income (loss) from operations	—	(103.3)	787.0	60.7	—	—	744.4
Interest (expense) income, net	—	(109.9)	2.8	(4.4)	—	—	(111.5)
Other income	—	—	0.6	0.4	—	—	1.0
Income (loss) before income taxes	—	(213.2)	790.4	56.7	—	—	633.9
Income tax (expense) benefit	(0.3)	61.5	(202.6)	(8.8)	—	—	(150.2)
Income (loss) before equity in earnings of subsidiaries	(0.3)	(151.7)	587.8	47.9	—	—	483.7
Equity in earnings of subsidiaries	484.0	635.7	—	—	—	(1,119.7)	—
Net income	$483.7	$484.0	$587.8	$47.9	$—	$(1,119.7)	$483.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Nine Months Ended September 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$9,966.3	$1,114.5	$—	$—	$11,080.8
Cost of sales	—	—	8,315.4	928.9	—	—	9,244.3
Gross profit	—	—	1,650.9	185.6	—	—	1,836.5
Selling and administrative expenses	—	95.8	826.4	140.6	—	—	1,062.8
Advertising expense	—	—	122.6	5.5	—	—	128.1
Income (loss) from operations	—	(95.8)	701.9	39.5	—	—	645.6
Interest (expense) income, net	—	(111.8)	3.1	(4.7)	—	—	(113.4)
Net loss on extinguishments of long-term debt	—	(57.4)	—	—	—	—	(57.4)
Other income	—	—	0.4	1.5	—	—	1.9
Income (loss) before income taxes	—	(265.0)	705.4	36.3	—	—	476.7
Income tax (expense) benefit	—	112.8	(251.8)	(9.4)	—	—	(148.4)
Income (loss) before equity in earnings of subsidiaries	—	(152.2)	453.6	26.9	—	—	328.3
Equity in earnings of subsidiaries	328.3	480.5	—	—	—	(808.8)	—
Net income	$328.3	$328.3	$453.6	$26.9	$—	$(808.8)	$328.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$180.6	$180.7	$215.0	$14.9	$—	$(410.6)	$180.6

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$143.6	$143.6	$162.4	$24.0	$—	$(330.0)	$143.6

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$471.4	$471.7	$587.8	$30.0	$—	$(1,089.5)	$471.4
Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$366.4	$366.4	$453.6	$66.4	$—	$(886.4)	$366.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(78.9)	$608.4	$80.2	$—	$(7.4)	$602.3
Cash flows used in investing activities:
Capital expenditures	—	(40.9)	(3.5)	(9.0)	—	—	(53.4)
Net cash used in investing activities	—	(40.9)	(3.5)	(9.0)	—	—	(53.4)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facilities	—	640.0	—	48.9	—	—	688.9
Repayments of borrowings under revolving credit facilities	—	(640.0)	—	(41.9)	—	—	(681.9)
Repayments of long-term debt	—	(11.2)	—	(7.0)	—	—	(18.2)
Payments of debt financing costs	—	(1.0)	—	—	—	—	(1.0)
Net change in accounts payable-inventory financing	—	(0.8)	(85.8)	(3.5)	—	—	(90.1)
Premium payments on interest rate cap agreements	—	(12.6)	—	—	—	—	(12.6)
Proceeds from stock option exercises	—	24.4	—	—	—	—	24.4
Proceeds from Coworker Stock Purchase Plan	—	8.4	—	—	—	—	8.4
Repurchases of common stock	(232.5)	—	—	—	—	—	(232.5)
Payment of incentive compensation plan withholding taxes	(27.1)	—	—	—	—	—	(27.1)
Dividends	(95.5)	—	—	—	—	—	(95.5)
Repayment of intercompany loan	—	—	47.5	(47.5)	—	—	—
Other	—	6.6	(4.3)	(0.4)	—	—	1.9
Distributions and advances from (to) affiliates	355.1	213.2	(562.3)	—	—	(6.0)	—
Net cash (used in) provided by financing activities	—	227.0	(604.9)	(51.4)	—	(6.0)	(435.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.7)	—	—	(2.7)
Net increase in cash and cash equivalents	—	107.2	—	17.1	—	(13.4)	110.9
Cash and cash equivalents—beginning of period	—	113.7	—	32.4	—	(1.9)	144.2
Cash and cash equivalents—end of period	$—	$220.9	$—	$49.5	$—	$(15.3)	$255.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017
(as adjusted)
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$42.4	$(17.7)	$422.4	$14.0	$—	$(22.0)	$439.1
Cash flows used in investing activities:
Capital expenditures	—	(40.0)	(4.8)	(13.8)	—	—	(58.6)
Net cash used in investing activities	—	(40.0)	(4.8)	(13.8)	—	—	(58.6)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facilities	—	1,233.3	—	45.8	—	—	1,279.1
Repayments of borrowings under revolving credit facilities	—	(1,057.0)	—	(30.5)	—	—	(1,087.5)
Repayments of long-term debt	—	(11.2)	—	—	—	—	(11.2)
Proceeds from issuance of long-term debt	—	2,083.0	—	—	—	—	2,083.0
Payments to extinguish long-term debt	—	(2,121.3)	—	—	—	—	(2,121.3)
Payment of debt financing costs	—	(9.6)	—	—	—	—	(9.6)
Net change in accounts payable-inventory financing	—	(1.2)	(52.9)	12.7	—	—	(41.4)
Proceeds from stock option exercises	—	9.1	—	—	—	—	9.1
Proceeds from Coworker Stock Purchase Plan	—	7.6	—	—	—	—	7.6
Repurchases of common stock	(534.0)	—	—	—	—	—	(534.0)
Payment of incentive compensation plan withholding taxes	—	(16.0)	(24.0)	(2.0)	—	—	(42.0)
Dividends	(74.7)	—	—	—	—	—	(74.7)
Repayment of intercompany loan	—	—	34.3	(34.3)	—	—	—
Other	—	0.2	(4.1)	(0.8)	—	—	(4.7)
Distributions and advances from (to) affiliates	566.3	(202.6)	(374.0)	—	—	10.3	—
Net cash used in financing activities	(42.4)	(85.7)	(420.7)	(9.1)	—	10.3	(547.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.3	—	—	1.3
Net decrease in cash and cash equivalents	—	(143.4)	(3.1)	(7.6)	—	(11.7)	(165.8)
Cash and cash equivalents—beginning of period	—	222.7	3.1	37.9	—	—	263.7
Cash and cash equivalents—end of period	$—	$79.3	$—	$30.3	$—	$(11.7)	$97.9

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

•
General economic conditions are a key factor affecting our results as they impact our customers’ willingness to spend on information technology. This is particularly the case for business customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their perceptions of business conditions. Purchasing behavior may be different between our Corporate customers and Small Business customers due to their perception of business conditions. Additionally, changes in trade policy and product constraints from suppliers could have an adverse impact on our business.

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

The results of certain business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions)	2018	2017(1)
Net sales	$4,373.2	$3,933.2
Gross profit	713.6	642.2
Income from operations	274.8	244.0
Net income	183.7	129.3
Non-GAAP net income	217.6	168.3
Adjusted EBITDA	354.7	324.6
Average daily sales(2)	69.4	62.4
Net debt(3)	2,964.3	3,332.0
Cash conversion cycle (in days)(4)	18	19

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 63 selling days for both the three months ended September 30, 2018 and 2017.

(3)	Defined as Total debt minus Cash and cash equivalents.

(4)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended September 30,
	2018		2017(1)
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,373.2	100.0%	$3,933.2	100.0%
Cost of sales	3,659.6	83.7	3,291.0	83.7
Gross profit	713.6	16.3	642.2	16.3
Selling and administrative expenses	390.7	8.9	351.9	8.9
Advertising expense	48.1	1.1	46.3	1.2
Income from operations	274.8	6.3	244.0	6.2
Interest expense, net	(36.6)	(0.8)	(37.8)	(1.0)
Other income, net	0.2	—	0.7	—
Income before income taxes	238.4	5.5	206.9	5.3
Income tax expense	(54.7)	(1.2)	(77.6)	(2.0)
Net income	$183.7	4.2%	$129.3	3.3%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended September 30,
	2018		2017(1)
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$1,706.5	39.1%	$1,552.8	39.5%	$153.7	9.9%

Small Business	340.0	7.8	305.4	7.8	34.6	11.3

Public:
Government	639.3	14.6	591.9	15.1	47.4	8.0
Education	793.1	18.1	691.3	17.6	101.8	14.7
Healthcare	442.7	10.1	410.7	10.4	32.0	7.8
Total Public	1,875.1	42.8	1,693.9	43.1	181.2	10.7

Other	451.6	10.3	381.1	9.6	70.5	18.5

Total net sales	$4,373.2	100.0%	$3,933.2	100.0%	$440.0	11.2%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 63 selling days for both the three months ended September 30, 2018 and 2017.
Total Net sales for the three months ended September 30, 2018 increased $440 million, or 11.2%, to $4,373 million, compared to $3,933 million for the three months ended September 30, 2017. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 11.4%. See "Non-GAAP Financial Measure Reconciliations" below for additional information regarding constant currency Net sales growth.
For the three months ended September 30, 2018, Net sales growth reflected balanced growth across transactions and solutions. Transactional growth was primarily driven by client devices. Solutions growth was driven primarily by software, servers, networking and enterprise storage. Additionally, strong results from our international operations contributed to our Net sales growth.
Corporate segment Net sales for the three months ended September 30, 2018 increased $154 million, or 9.9%, compared to the three months ended September 30, 2017. Growth was primarily driven by client device refresh.
Small Business segment Net sales for the three months ended September 30, 2018 increased by $35 million, or 11.3%, between periods. Sales growth was primarily driven by solutions growth, including software.
Public segment Net sales for the three months ended September 30, 2018 increased $181 million, or 10.7%, compared to the three months ended September 30, 2017. The increase was primarily driven by double digit growth in Education, as well as Government and Healthcare both contributing high single-digit growth to the overall performance for the period. Net sales in Education increased 14.7%, primarily driven by notebook and netcomm performance within K-12 as customers addressed their client device and networking needs. Net sales to Government customers increased 8.0%, primarily driven by State & Local success in executing against contracts and continued success in meeting public safety needs. Healthcare Net sales increased as customers moved forward with network refresh and data center projects.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended September 30, 2018 increased $71 million, or 18.5%, compared to the three months ended September 30, 2017. Both operations grew in local currency and continued to take share in their respective local markets. In addition, UK growth was driven in part by referral business for US-based customers. The impact of foreign currency exchange decreased Other sales growth by approximately 200 basis points, due primarily to the unfavorable impact resulting from the Canadian dollar to US dollar translation.

Gross profit
Gross profit increased $72 million, or 11.1%, to $714 million for the three months ended September 30, 2018, compared to $642 million for the three months ended September 30, 2017. As a percentage of Net sales, Gross profit margin remained flat versus prior year at 16.3% for the three months ended September 30, 2018. Gross profit margin was positively impacted by product margin improvement. This was offset by year-over-year Net sales growth out-pacing the year-over-year growth rate in partner funding.
Selling and administrative expenses
Selling and administrative expenses increased $39 million, or 11.0%, to $391 million for the three months ended September 30, 2018, compared to $352 million for the three months ended September 30, 2017. The increase was driven by higher sales payroll costs, including sales commissions consistent with higher Gross profit dollars, higher coworker costs driven by attainment for performance-based compensation and strategic investments funded by tax reform. Total coworker count was 8,937, up 215 from 8,722 at September 30, 2017. Total coworker count was 8,726 at December 31, 2017.
As a percentage of total Net sales, Selling and administrative expenses remained flat at 8.9% for the three months ended September 30, 2018.
Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended September 30,
	2018		2017(1)
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(2)
Corporate	$127.2	7.5%	$121.6	7.8%	4.1%
Small Business	24.1	7.1	17.7	5.8	36.1
Public	138.0	7.4	122.3	7.2	12.9
Other(3)	19.2	4.2	14.2	3.7	34.5
Headquarters(4)	(33.7)	nm*	(31.8)	nm*	5.9
Total income from operations	$274.8	6.3%	$244.0	6.2%	12.6%
* Not meaningful

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

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
Income from operations was $275 million for the three months ended September 30, 2018, an increase of $31 million, or 12.6%, compared to $244 million for the three months ended September 30, 2017. Income from operations increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses and higher coworker costs due to higher attainment for performance-based compensation. Total operating margin percentage increased 10 basis points to 6.3% for the three months ended September 30, 2018, from 6.2% for the three months ended September 30, 2017.
Corporate segment income from operations was $127 million for the three months ended September 30, 2018, an increase of $5 million, or 4.1%, compared to $122 million for the three months ended September 30, 2017. Corporate segment income from operations increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses and coworker costs due to higher attainment for performance-based compensation. Corporate segment operating margin percentage decreased 30 basis points to 7.5% for the three months ended September 30, 2018, from 7.8% for the three months ended September 30,

2017. This decrease in operating margin percentage was primarily driven by product margin compression due to increased hardware sales and higher coworker costs due to higher attainment for performance-based compensation as a percentage of Net sales.
Small Business segment income from operations was $24 million for the three months ended September 30, 2018, an increase of $6 million, or 36.1%, compared to $18 million for the three months ended September 30, 2017. Small business segment income from operations increased primarily due to higher gross profit dollars. Small Business segment operating margin percentage increased 130 basis points to 7.1% for the three months ended September 30, 2018, from 5.8% for the three months ended September 30, 2017. This increase in operating margin percentage was primarily driven by higher product margin, partially offset by higher sales payroll expenses and coworker costs due to higher attainment for performance-based compensation as a percentage of Net sales.
Public segment income from operations was $138 million for the three months ended September 30, 2018, an increase of $16 million, or 12.9%, compared to $122 million for the three months ended September 30, 2017. Public segment income from operations increased primarily due to higher gross profit dollars. Public segment operating margin percentage increased 20 basis points to 7.4% for the three months ended September 30, 2018, from 7.2% for the three months ended September 30, 2017. This increase in operating margin percentage was primarily driven by higher product margin, partially offset by higher coworker costs due to higher attainment for performance-based compensation as a percentage of Net sales.
Other income from operations was $19 million for the three months ended September 30, 2018, an increase of $5 million, or 34.5%, compared to $14 million for the three months ended September 30, 2017. Other income from operations increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses. Other operating margin percentage increased 50 basis points to 4.2% for the three months ended September 30, 2018, from 3.7% for the three months ended September 30, 2017. This increase was primarily driven by the mix of Net sales and lower intangible asset amortization as a percentage of Net sales, partially offset by higher equity-based compensation expense as a percentage of Net sales.
Income tax expense
Income tax expense was $55 million for the three months ended September 30, 2018, compared to $78 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.9% for the three months ended September 30, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 37.5% and differed from the US federal statutory rate of 35.0% primarily due to state income taxes and additional expense as a result of a change in state tax rates enacted during the quarter, partially offset by excess tax benefits on equity-based compensation and a state tax refund.

The lower effective tax rate for the three months ended September 30, 2018 as compared to the same period of the prior year was primarily attributable to the reduction in the US federal statutory rate and higher excess tax benefits on equity-based compensation, partially offset by higher effective net state income tax rates primarily due to the reduced US federal benefit.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the three months ended September 30, 2018 and 2017 below.
Non-GAAP income before income taxes and Non-GAAP net income exclude, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and associated taxes, gains and losses from the extinguishment of debt and integration expenses. EBITDA is defined as consolidated net income before interest expense, net, income tax expense, depreciation and amortization. Adjusted EBITDA, which is a measure defined in our credit agreements, means EBITDA adjusted for certain items, which are described in the tables below. Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of Net sales. Consolidated Net sales growth on a constant currency basis is defined as consolidated Net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
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
Non-GAAP net income
Non-GAAP net income was $218 million for the three months ended September 30, 2018, an increase of $50 million, or 29.3%, compared to $168 million for the three months ended September 30, 2017.

	Three Months Ended September 30,
	2018			2017(1)
(dollars in millions)	Income before income taxes	Income tax expense(2)	Net income	Income before income taxes	Income tax (expense) benefit(2)	Net income
GAAP (as reported)	$238.4	$(54.7)	$183.7	$206.9	$(77.6)	$129.3
Amortization of intangibles(3)	45.3	(12.0)	33.3	46.5	(15.8)	30.7
Equity-based compensation	10.8	(10.5)	0.3	10.0	(4.1)	5.9
Reinstatement of prior year unclaimed property balances(4)	—	—	—	4.1	(1.6)	2.5
Tax Cuts and Jobs Act(5)	—	(2.0)	(2.0)	—	—	—
Other adjustments(6)	3.0	(0.7)	2.3	(0.2)	0.1	(0.1)
Non-GAAP	$297.5	$(79.9)	$217.6	$267.3	$(99.0)	$168.3

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation. Additionally, 2018 includes the impact of global intangible low tax income ("GILTI") on equity-based compensation and amortization of intangibles.

(3)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(4)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted in the third quarter of 2017.

(5)
Comprised of an adjustment to the provisional amounts recorded to finalize the US federal impact of revaluing deferred tax assets and liabilities and mandatory repatriation tax due to the completion of the 2017 US federal tax return.

(6)	Includes other expenses such as payroll taxes on equity-based compensation during the three months ended September 30, 2018 and 2017.

Adjusted EBITDA
Adjusted EBITDA was $355 million for the three months ended September 30, 2018, an increase of $30 million, or 9.3%, compared to $325 million for the three months ended September 30, 2017. As a percentage of Net sales, Adjusted EBITDA was 8.1% for the three months ended September 30, 2018 and 8.3% for the three months ended September 30, 2017.

	Three Months Ended September 30,
(in millions)	2018	Percentage of Net Sales	2017(1)	Percentage of Net Sales
Net income	$183.7		$129.3
Depreciation and amortization	65.8		65.7
Income tax expense	54.7		77.6
Interest expense, net	36.6		37.8
EBITDA	340.8	7.8%	310.4	7.9%

Adjustments:
Equity-based compensation	10.8		10.0
Reinstatement of prior year unclaimed property balances(2)	—		4.1
Other adjustments(3)	3.1		0.1
Total adjustments	13.9		14.2
Adjusted EBITDA	$354.7	8.1%	$324.6	8.3%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted in the third quarter of 2017.

(3)
Includes other expenses such as payroll taxes on equity-based compensation and our share of net income from our equity investment during the three months ended September 30, 2018 and 2017. Also includes historical retention costs during the three months ended September 30, 2017.

Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $440 million, or 11.2%, to $4,373 million for the three months ended September 30, 2018, compared to $3,933 million for the three months ended September 30, 2017. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $447 million, or 11.4%.

	Three Months Ended September 30,
(in millions)	2018	2017(1)	% Change	Average Daily % Change(2)
Consolidated Net sales, as reported	$4,373.2	$3,933.2	11.2%	11.2%
Foreign currency translation(3)	—	(7.0)
Consolidated Net sales, on a constant currency basis	$4,373.2	$3,926.2	11.4%	11.4%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 63 selling days for both the three months ended September 30, 2018 and 2017.

(3)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.

Nine Months Overview

The results of certain business metrics are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2018	2017(1)
Net sales	$12,165.7	$11,080.8
Gross profit	2,013.1	1,836.5
Income from operations	744.4	645.6
Net income	483.7	328.3
Non-GAAP net income	593.6	453.2
Adjusted EBITDA	979.2	889.2
Average daily sales(2)	63.7	58.0
Net debt(3)	2,964.3	3,332.0
Cash conversion cycle (in days)(4)	18	19

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 191 selling days for both the nine months ended September 30, 2018 and 2017.

(3)	Defined as Total debt minus Cash and cash equivalents.

(4)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Nine Months Ended September 30,
	2018		2017(1)
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$12,165.7	100.0%	$11,080.8	100.0%
Cost of sales	10,152.6	83.5	9,244.3	83.4
Gross profit	2,013.1	16.5	1,836.5	16.6
Selling and administrative expenses	1,134.8	9.3	1,062.8	9.6
Advertising expense	133.9	1.1	128.1	1.2
Income from operations	744.4	6.1	645.6	5.8
Interest expense, net	(111.5)	(0.9)	(113.4)	(1.0)
Net loss on extinguishments of long-term debt	—	—	(57.4)	(0.5)
Other income, net	1.0	—	1.9	—
Income before income taxes	633.9	5.2	476.7	4.3
Income tax expense	(150.2)	(1.2)	(148.4)	(1.3)
Net income	$483.7	4.0%	$328.3	3.0%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Nine Months Ended September 30,
	2018		2017(1)
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(2)
Corporate	$5,006.1	41.1%	$4,573.5	41.3%	$432.6	9.5%

Small Business	997.1	8.2	912.4	8.2	84.7	9.3

Public:
Government	1,551.3	12.8	1,490.0	13.5	61.3	4.1
Education	1,902.4	15.6	1,789.3	16.1	113.1	6.3
Healthcare	1,286.8	10.6	1,201.1	10.8	85.7	7.1
Total Public	4,740.5	39.0	4,480.4	40.4	260.1	5.8

Other	1,422.0	11.7	1,114.5	10.1	307.5	27.6

Total net sales	$12,165.7	100.0%	$11,080.8	100.0%	$1,084.9	9.8%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 191 selling days for both the nine months ended September 30, 2018 and 2017.
Total Net sales for the nine months ended September 30, 2018 increased $1,085 million, or 9.8%, to $12,166 million, compared to $11,081 million for the nine months ended September 30, 2017. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 9.3%. See "Non-GAAP Financial Measure Reconciliations" below for additional information regarding constant currency Net sales growth.
For the nine months ended September 30, 2018, growth was driven by ongoing focus on client device refresh within hardware and strong growth from our international operations. In addition, sales growth reflected both underlying demand for solutions, as well as the impact of the reversal associated with supply chain issues experienced at the end of 2017.
Corporate segment Net sales for the nine months ended September 30, 2018 increased $433 million, or 9.5% compared to the nine months ended September 30, 2017. Growth was primarily driven by client device refresh, as well as continued success helping customers with solutions, including data center and software.
Small Business segment Net sales for the nine months ended September 30, 2018 increased by $85 million, or 9.3%, between periods. Sales growth was primarily driven by client device refresh.
Public segment Net sales for the nine months ended September 30, 2018 increased $260 million, or 5.8%, compared to the nine months ended September 30, 2017. Net sales in Healthcare increased 7.1%, primarily driven by performance in client devices and video as customers moved forward on refresh projects. Education Net sales increased 6.3% primarily driven by continued success addressing client device and networking needs for both K-12 and Higher Education customers. Net sales to Government customers grew at 4.1%, driven by the success of executing against contracts to State & Local government customers and continued success meeting public safety needs.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the nine months ended September 30, 2018 increased $308 million, or 27.6%, compared to the nine months ended September 30, 2017. Both operations had strong growth in local currency as we continued to take share in the local markets. In addition, UK growth was driven in part by increased sales from referrals for US-based customers. The impact of foreign currency exchange increased Other sales growth by approximately 500 basis points, due to the favorable impact resulting from the British pound and Canadian dollar to US dollar translations.

Gross profit
Gross profit increased $176 million, or 9.6%, to $2,013 million for the nine months ended September 30, 2018, compared to $1,837 million for the nine months ended September 30, 2017. As a percentage of Net sales, Gross profit margin decreased 10 basis points to 16.5% for the nine months ended September 30, 2018. Gross profit margin was impacted by improved product margin, this was offset by year-over-year Net sales growth out-pacing the year-over-year growth rate in partner funding.
Selling and administrative expenses
Selling and administrative expenses increased $72 million, or 6.8%, to $1,135 million for the nine months ended September 30, 2018, compared to $1,063 million for the nine months ended September 30, 2017. The increase was driven by higher sales payroll costs, including sales commissions primarily due to higher Gross profit dollars, higher coworker costs due to higher attainment of performance-based compensation and strategic investments funded by tax reform. This was partially offset by lower equity-based compensation expense and the associated payroll taxes due to the prior year vesting of an equity grant made at the time of our initial public offering.
As a percentage of total Net sales, Selling and administrative expenses decreased 30 basis points to 9.3% during the nine months ended September 30, 2018, down from 9.6% in the nine months ended September 30, 2017.
Income from operations
Income from operations by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Nine Months Ended September 30,
	2018		2017(1)
	Dollars in Millions	Operating Margin Percentage	Dollars in Millions	Operating Margin Percentage	Percent Change in Income from Operations
Segments:(2)
Corporate	$393.3	7.9%	$360.6	7.9%	8.9%
Small Business	71.0	7.1	53.7	5.9	32.1
Public	322.7	6.8	287.6	6.4	12.2
Other(3)	60.7	4.3	39.5	3.5	53.7
Headquarters(4)	(103.3)	nm*	(95.8)	nm*	7.8
Total income from operations	$744.4	6.1%	$645.6	5.8%	15.2%
* Not meaningful

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

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
Income from operations was $744 million for the nine months ended September 30, 2018, an increase of $98 million, or 15.2%, compared to $646 million for the nine months ended September 30, 2017. Income from operations increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses and higher coworker costs due to higher attainment on performance-based compensation. Total operating margin percentage increased 30 basis points to 6.1% for the nine months ended September 30, 2018, from 5.8% for the nine months ended September 30, 2017. The increase was primarily due to lower equity-based compensation expense and the associated payroll taxes and intangible asset amortization as a percentage of Net sales, which do not trend in line with sales movement.
Corporate segment income from operations was $393 million for the nine months ended September 30, 2018, an increase of $32 million, or 8.9%, compared to $361 million for the nine months ended September 30, 2017. Corporate segment income from operations increased primarily due to higher gross profit dollars driven by higher sales. Corporate segment operating margin percentage remained flat to prior year at 7.9% for the nine months ended September 30, 2018. The benefit from lower Selling and administrative expenses as a percentage of Net sales was offset by product margin compression due to increased hardware sales.
Small Business segment income from operations was $71 million for the nine months ended September 30, 2018, an increase of $17 million, or 32.1%, compared to $54 million for the nine months ended September 30, 2017. Small business segment income from operations increased primarily due to higher gross profit dollars. Small Business segment operating margin percentage increased 120 basis points to 7.1% for the nine months ended September 30, 2018, from 5.9% for the nine months ended September 30, 2017. This increase in operating margin percentage was primarily driven by higher product margin and the benefit of lower sales payroll expenses and intangible asset amortization expenses as a percentage of Net sales.
Public segment income from operations was $323 million for the nine months ended September 30, 2018, an increase of $35 million, or 12.2%, compared to $288 million for the nine months ended September 30, 2017. Public segment income from operations increased primarily due to higher gross profit dollars. Public segment operating margin percentage increased 40 basis points to 6.8% for the nine months ended September 30, 2018, from 6.4% for the nine months ended September 30, 2017. This increase in operating margin percentage was primarily driven by a higher product margin.
Other income from operations was $61 million for the nine months ended September 30, 2018, an increase of $21 million, or 53.7%, compared to $40 million for the nine months ended September 30, 2017. Other income from operations increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Foreign exchange translation also had a favorable impact on income from operations. Other operating margin percentage increased 80 basis points to 4.3% for the nine months ended September 30, 2018, from 3.5% for the nine months ended September 30, 2017. This increase was primarily due to lower sales payroll expenses and lower intangible asset amortization as a percentage of Net sales.
Net loss on extinguishments of long-term debt
During the nine months ended September 30, 2017, we incurred a net loss on extinguishment of long-term debt of $57 million. For information regarding our debt, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Net loss on extinguishments of long-term debt for the nine months ended September 30, 2017 are as follows:

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

Income tax expense
Income tax expense was $150 million for the nine months ended September 30, 2018, compared to $148 million for the same period of the prior year. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 23.7% for the nine months ended September 30, 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the same period of the prior year was 31.1% and differed from the US federal statutory rate of 35.0% primarily due to excess tax benefits on equity-based compensation, partially offset by state taxes.

The lower effective tax rate for the nine months ended September 30, 2018 as compared to the same period of the prior year was primarily attributable to the reduction in the US federal statutory rate, partially offset by lower excess tax benefits on equity-based compensation and a higher effective net state income tax rate primarily due to the reduced US federal benefit.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP income before income taxes, Non-GAAP net income, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and consolidated Net sales growth on a constant currency basis for the nine months ended September 30, 2018 and 2017 below. See the "Non-GAAP Financial Measure Reconciliations" section included above for the three months ended September 30, 2018 and 2017 for all Non-GAAP measure definitions.

Non-GAAP net income
Non-GAAP net income was $594 million for the nine months ended September 30, 2018, an increase of $141 million or 31.0% compared to $453 million for the nine months ended September 30, 2017.

	Nine Months Ended September 30,
	2018			2017(1)
(dollars in millions)	Income before income taxes	Income tax expense(2)	Net income	Income before income taxes	Income tax expense(2)	Net income
GAAP (as reported)	$633.9	$(150.2)	$483.7	$476.7	$(148.4)	$328.3
Amortization of intangibles(3)	138.6	(36.0)	102.6	138.9	(49.1)	89.8
Equity-based compensation	29.9	(23.8)	6.1	33.6	(42.6)	(9.0)
Net loss on extinguishments of long-term debt	—	—	—	57.4	(20.7)	36.7
Integration expenses(4)	—	—	—	2.5	(0.9)	1.6
Reinstatement of prior year unclaimed property balances(5)	—	—	—	4.1	(1.5)	2.6
Tax Cuts and Jobs Act(6)	—	(2.0)	(2.0)	—	—	—
Other adjustments(7)	4.2	(1.0)	3.2	4.8	(1.6)	3.2
Non-GAAP	$806.6	$(213.0)	$593.6	$718.0	$(264.8)	$453.2

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)
Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation. Additionally, 2018 includes the impact of GILTI on equity-based compensation and amortization of intangibles.

(3)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(4)	Comprised of expenses related to CDW UK.

(5)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted in the third quarter of 2017.

(6)
Comprised of an adjustment to the provisional amounts recorded to finalize the US federal impact of revaluing deferred tax assets and liabilities and mandatory repatriation tax due to the completion of the 2017 US federal tax return.

(7)	Includes other expenses such as payroll taxes on equity-based compensation during the nine months ended September 30, 2018 and 2017.

Adjusted EBITDA
Adjusted EBITDA was $979 million for the nine months ended September 30, 2018, an increase of $90 million, or 10.1%, compared to $889 million for the nine months ended September 30, 2017. As a percentage of Net sales, Adjusted EBITDA was 8.0% for both the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
(in millions)	2018	Percentage of Net Sales	2017(1)	Percentage of Net Sales
Net income	$483.7		$328.3
Depreciation and amortization	198.7		195.2
Income tax expense	150.2		148.4
Interest expense, net	111.5		113.4
EBITDA	944.1	7.8%	785.3	7.1%

Adjustments:
Equity-based compensation	29.9		33.6
Net loss on extinguishments of long-term debt	—		57.4
Integration expenses(2)	—		2.5
Reinstatement of prior year unclaimed property balances(3)	—		4.1
Other adjustments(4)	5.2		6.3
Total adjustments	35.1		103.9
Adjusted EBITDA	$979.2	8.0%	$889.2	8.0%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Comprised of expenses related to CDW UK.

(3)	Comprised of the reinstatement of prior year unclaimed property balances as a result of a retroactive Illinois state law change enacted in the third quarter of 2017.

(4)
Includes other expenses such as payroll taxes on equity-based compensation and our share of net income from our equity investment during the nine months ended September 30, 2018 and 2017. Also includes historical retention costs during the nine months ended September 30, 2017.

Consolidated net sales growth on constant currency basis
Consolidated Net sales increased $1,085 million, or 9.8%, to $12,166 million for the nine months ended September 30, 2018, compared to $11,081 million for the nine months ended September 30, 2017. Consolidated Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $1,038 million, or 9.3%.

	Nine Months Ended September 30,
(in millions)	2018	2017(1)	% Change	Average Daily % Change(2)
Consolidated Net sales, as reported	$12,165.7	$11,080.8	9.8%	9.8%
Foreign currency translation(3)	—	47.3
Consolidated Net sales, on a constant currency basis	$12,165.7	$11,128.1	9.3%	9.3%

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	There were 191 selling days for both the nine months ended September 30, 2018 and 2017.

(3)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.

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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of September 30, 2018, we also have $1.1 billion of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £45 million ($59 million at September 30, 2018) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Share Repurchase Program

During the nine months ended September 30, 2018, we repurchased 3.0 million shares of our common stock for $233 million under the previously announced share repurchase program. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2018 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.21	February 7, 2018	February 26, 2018	March 12, 2018
$0.21	May 2, 2018	May 25, 2018	June 11, 2018
$0.21	August 2, 2018	August 24, 2018	September 10, 2018

On October 31, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.295 per common share. The dividend will be paid on December 10, 2018 to all stockholders of record as of the close of business on November 26, 2018.
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

Cash Flows
Cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$602.3	$439.1
Investing activities	(53.4)	(58.6)
Net change in accounts payable-inventory financing	(90.1)	(41.4)
Other financing activities	(345.2)	(506.2)
Financing activities	(435.3)	(547.6)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	1.3
Net increase (decrease) in cash and cash equivalents	$110.9	$(165.8)
Operating Activities

	Nine Months Ended September 30,
(in millions)	2018	2017(1)	Dollar Change
Net income	$483.7	$328.3	$155.4
Adjustments for the impact of non-cash items(2)	198.1	234.9	(36.8)
Net income adjusted for the impact of non-cash items(3)	681.8	563.2	118.6
Changes in assets and liabilities:
Accounts receivable(4)	(334.3)	(120.7)	(213.6)
Merchandise inventory	(72.1)	(83.6)	11.5
Accounts payable-trade(5)	300.6	140.2	160.4
Other(6)	26.3	(60.0)	86.3
Net cash provided by operating activities	$602.3	$439.1	$163.2

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

(2)	Includes items such as deferred income taxes, depreciation and amortization, equity-based compensation expense and Net loss on extinguishments of long-term debt.

(3)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth, partially offset by higher sales payroll.

(4)	The change in Accounts receivable is primarily due to increased sales volume in 2018 compared to 2017.

(5)	The change in Accounts payable-trade is due to increased sales in 2018, the timing of purchases and the changes in the mix of vendors with different payment terms.

(6)
The change in Other is driven by improved collection performance of our receivables from vendors, higher accrued compensation expense in 2018 and the settlement of our Restricted Debt Unit Plan liability in 2017.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2018	2017(1)
Days of sales outstanding ("DSO")(2)	55	54
Days of supply in inventory ("DIO")(3)	12	13
Days of purchases outstanding ("DPO")(4)	(49)	(48)
Cash conversion cycle	18	19

(1)	Amounts for 2017 have been adjusted to reflect the adoption of Topic 606.

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

The cash conversion cycle decreased to 18 days at September 30, 2018 compared to 19 days at September 30, 2017 as DSO and DPO each increased 1 day and DIO decreased 1 day compared to September 30, 2017. Both DSO and DPO are impacted by third party services such as software as a service and warranties. These sales have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheet on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. This also results in a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheet without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. Additionally, average inventory balances remained at the same levels as 2017 which, coupled with higher Cost of sales, led to a favorable impact on DIO.
Investing Activities
Net cash used in investing activities decreased by $6 million in the nine months ended September 30, 2018 compared to the same period of the prior year. Capital expenditures were $53 million and $59 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in capital expenditures is primarily due to the timing of investments for improvements to our information technology systems.
Financing Activities
Net cash used in financing activities decreased by $112 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The decrease was primarily driven by fewer share repurchases during the nine months ended September 30, 2018, which resulted in a $301 million decrease in cash used in financing activities. The decrease in cash used in financing activities was partially offset by reduced borrowings under our revolving credit facilities, which resulted in net cash outflows of $185 million. For more information regarding our debt and refinancing activities, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Long-Term Debt and Financing Arrangements
As of September 30, 2018, we had total indebtedness of $3.2 billion, of which $1.5 billion was secured indebtedness. At September 30, 2018, we were in compliance with the covenants under our various credit agreements and indentures. The amount of CDW’s restricted payment capacity under the Senior Secured Term Loan Facility was $1.4 billion at September 30, 2018. The amount of restricted payment capacity for the CDW UK Term Loan was $152 million at September 30, 2018.
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
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2018, we adopted the requirements of Topic 606. See Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements for information regarding our new revenue recognition critical accounting policy.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
Information relating to the Company's purchases of its common stock during the three months ended September 30, 2018 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
July 1 through July 31, 2018	0.3	$84.49	0.3	$660.1
August 1 through August 31, 2018	0.1	$85.66	0.1	$650.7
September 1 through September 30, 2018	0.3	$88.89	0.3	$625.5
Total	0.7		0.7

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

CDW CORPORATION

Date:	October 31, 2018	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)