Form 10-Q
period 2019-03-31
CDW Corp
filed 2019-05-01
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 26, 2019, there were 146,021,999 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$285.0	$205.8
Accounts receivable, net of allowance for doubtful accounts of $7.6 and $7.0, respectively	2,725.1	2,671.2
Merchandise inventory	590.7	454.3
Miscellaneous receivables	353.4	316.4
Prepaid expenses and other	178.3	149.1
Total current assets	4,132.5	3,796.8
Operating lease right-of-use assets	132.1	—
Property and equipment, net	155.2	156.1
Goodwill	2,528.2	2,462.8
Other intangible assets, net	696.0	712.2
Other assets	35.5	39.8
Total Assets	$7,679.5	$7,167.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,745.4	$1,577.1
Accounts payable-inventory financing	500.0	429.3
Current maturities of long-term debt	25.7	25.3
Contract liabilities	192.1	178.3
Accrued expenses and other current liabilities:
Compensation	178.4	186.4
Advertising	125.3	119.2
Sales and income taxes	101.3	55.5
Other	346.8	232.0
Total current liabilities	3,215.0	2,803.1
Long-term liabilities:
Debt	3,257.7	3,183.3
Deferred income taxes	132.7	141.9
Operating lease liabilities	93.0	—
Other liabilities	53.8	64.2
Total long-term liabilities	3,537.2	3,389.4
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 146.3 and 147.7 shares outstanding, respectively	1.5	1.5
Paid-in capital	3,025.3	2,996.9
Accumulated deficit	(1,972.0)	(1,892.6)
Accumulated other comprehensive loss	(127.5)	(130.6)
Total stockholders' equity	927.3	975.2
Total Liabilities and Stockholders' Equity	$7,679.5	$7,167.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$3,957.9	$3,606.4
Cost of sales	3,285.8	3,002.5
Gross profit	672.1	603.9
Selling and administrative expenses	404.0	362.7
Advertising expense	39.2	37.1
Operating income	228.9	204.1
Interest expense, net	(38.3)	(37.7)
Other income (expense), net	1.0	(0.7)
Income before income taxes	191.6	165.7
Income tax expense	(38.7)	(38.7)
Net income	$152.9	$127.0

Net income per common share:
Basic	$1.04	$0.83
Diluted	$1.02	$0.82

Weighted-average common shares outstanding:
Basic	147.0	152.2
Diluted	149.2	154.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$152.9	$127.0
Other comprehensive income:
Unrealized (loss) gain from hedge accounting, net of tax	(8.3)	2.7
Reclassification of hedge accounting gain to net income, net of tax	1.5	0.5
Foreign currency translation, net of tax	9.9	14.2
Other comprehensive income	3.1	17.4
Comprehensive income	$156.0	$144.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2018	147.7	$1.5	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	152.9	—	152.9
Equity-based compensation expense	—	—	12.2	—	—	12.2
Stock option exercises	0.5	—	13.0	—	—	13.0
Coworker Stock Purchase Plan	—	—	3.0	—	—	3.0
Repurchases of common stock	(1.9)	—	—	(177.1)	—	(177.1)
Dividends paid ($0.295 per share)	—	—	0.2	(43.6)	—	(43.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(11.6)	—	(11.6)
Foreign currency translation	—	—	—	—	9.9	9.9
Unrealized loss from hedge accounting	—	—	—	—	(6.8)	(6.8)
Balance as of March 31, 2019	146.3	$1.5	$3,025.3	$(1,972.0)	$(127.5)	$927.3

	Three Months Ended March 31, 2018
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017	153.1	$1.5	$2,911.6	$(1,831.6)	$(95.9)	$985.6
Net income	—	—	—	127.0	—	127.0
Equity-based compensation expense	—	—	7.1	—	—	7.1
Stock option exercises	0.3	—	7.3	—	—	7.3
Coworker Stock Purchase Plan	—	—	2.4	—	—	2.4
Repurchases of common stock	(1.5)	—	—	(109.2)	—	(109.2)
Dividends paid ($0.210 per share)	—	—	0.1	(32.1)	—	(32.0)
Incentive compensation plan stock withheld for taxes	—	—	—	(8.7)	—	(8.7)
Foreign currency translation	—	—	—	—	14.2	14.2
Unrealized gain from hedge accounting	—	—	—	—	3.2	3.2
Balance as of March 31, 2018	151.9	$1.5	$2,928.5	$(1,854.6)	$(78.5)	$996.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$152.9	$127.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.3	66.6
Equity-based compensation expense	12.7	8.1
Deferred income taxes	(13.7)	(13.4)
Other	2.8	1.1
Changes in assets and liabilities:
Accounts receivable	11.9	60.5
Merchandise inventory	(134.2)	(72.4)
Other assets	(31.9)	15.4
Accounts payable-trade	116.0	(29.8)
Other liabilities	71.6	59.1
Net cash provided by operating activities	252.4	222.2
Cash flows used in investing activities:
Capital expenditures	(19.4)	(15.9)
Acquisition of business, net of cash acquired	(68.7)	—
Net cash used in investing activities	(88.1)	(15.9)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facility	88.5	170.0
Repayments of borrowings under revolving credit facility	(12.5)	(170.0)
Repayments of long-term debt	(5.9)	(3.7)
Net change in accounts payable-inventory financing	70.2	24.9
Repurchases of common stock	(177.1)	(109.2)
Payment of incentive compensation plan withholding taxes	(11.6)	(8.7)
Dividend payments	(43.4)	(32.0)
Other	11.6	(2.5)
Net cash used in financing activities	(80.2)	(131.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.8	1.7
Net increase in cash, cash equivalents and restricted cash	84.9	76.8
Cash, cash equivalents and restricted cash—beginning of period	205.8	144.2
Cash, cash equivalents and restricted cash—end of period	$290.7	$221.0
Supplementary disclosure of cash flow information:
Interest paid	$(44.1)	$(42.7)
Taxes paid, net	$(11.4)	$(10.6)

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "December 31, 2018 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2018 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2018 Consolidated Financial Statements include a discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. Except as noted below for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842"), there have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2019.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
The Company enters into operating lease contracts, as assessed at contract inception, primarily for real estate, data centers and equipment. On the Company's Consolidated Balance Sheets, Operating lease assets are included in Operating lease right-of-use assets and Operating lease liabilities are included in Other current liabilities and Operating lease liabilities. At the lease commencement date, the Company records Operating lease liabilities based on the present value of the future lease payments. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. For real estate and data center contracts, the Company accounts for the lease and non-lease components as a single lease component. For certain equipment leases, the Company applies a portfolio approach to account for the right-of-use asset and operating lease liability. In assessing the lease term, the Company includes options to renew only when it is reasonably certain that it will be exercised; a determination which is at the sole discretion of the Company. Generally, for leases with an initial term of 12 months or less, the Company has elected to not record a right-of-use asset and lease liability. For equipment leases used in revenue generating activities, the Company will record a right-of-use asset and lease liability for leases with a term of 12 months or less. The Company records lease expense on a straight-line basis over the lease term beginning on the commencement date.
Cash, Cash Equivalents and Restricted Cash
Restricted cash represents funds that are restricted to satisfy designated current liabilities. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts in the Consolidated Statements of Cash Flows.

(in millions)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$285.0	$205.8	$221.0	$144.2
Restricted cash:
Prepaid expenses and other	5.7	—	—	—
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$290.7	$205.8	$221.0	$144.2

2.     Recent Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require considerations of historical information, current information and reasonable and supportable forecasts. The ASU also expands the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses. The ASU is effective for the Company beginning in the first quarter of 2020 and allows for early adoption. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
Accounting for Leases
On January 1, 2019, the Company adopted and applied Topic 842. The adoption of the standard resulted in the recognition of right-of-use assets and additional lease liabilities of $81 million as of January 1, 2019, mainly related to operating leases for the Company's real estate portfolio. For additional details regarding the impact to the Company's Consolidated Balance Sheets from adopting this standard, see Note 9 (Leases).
3.    Acquisition
On February 1, 2019, the Company completed the acquisition of all issued and outstanding shares of Scalar Decisions Inc. ("Scalar"), a leading technology solutions provider in Canada, for a preliminary total purchase price of $86 million of which $13 million is deferred to satisfy potential indemnity obligations and is expected to be paid in the first quarter of 2021. The final purchase price will be determined following completion of working capital adjustments. This strategic

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition expands the Company's solutions and services portfolio, extends the Company's in-market presence across Canada and enhances the value that the Company can deliver to its customers. The financial results of Scalar have been included in the Company's Consolidated Financial Statements since the date of the acquisition. Financial results are included in the Canada operating segment which is shown in an all other category ("Other") along with CDW UK. The purchase price allocation is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available.
The preliminary purchase price allocation is as follows:

(in millions)	Acquisition-Date Fair Value
Net assets acquired	$7.2
Identified intangible assets(1)	18.8
Goodwill(2)	60.4
Total purchase price	$86.4

(1)	Net of a related deferred tax liability of $7 million.

(2)
Goodwill in the amount of $60 million was recognized in connection with the acquisition of Scalar, primarily attributed to cross selling opportunities and overall corporate synergies. The full amount of goodwill recognized is not deductible for income tax purposes in Canada.

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
Amounts included in Accounts payable-inventory financing are as follows:

(in millions)	March 31, 2019	December 31, 2018
Revolving Loan inventory financing agreement(1)	$475.0	$406.3
Other inventory financing agreements	25.0	23.0
Accounts payable-inventory financing	$500.0	$429.3

(1)
The Senior Secured Asset-Based Revolving Credit Facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

5.     Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of March 31, 2019 and December 31, 2018, the contract liability balance was $192 million and $178 million, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $74 million and $58 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of March 31, 2019 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

(in millions)	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$39.0	$21.8	$5.1	$0.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During the first quarter of 2019, the Company entered into interest rate cap agreements with a combined notional value of $1.0 billion resulting in premiums paid to the counterparties of $6 million. As of March 31, 2019 and December 31, 2018, the Company had the following interest rate cap agreements for which the fair values are classified within Other assets on the Consolidated Balance Sheets:

			March 31, 2019	December 31, 2018
Notional Value (in millions)	Effective Date	Maturity Date	Fair Value (in millions)	Fair Value (in millions)
$1,400.0	December 31, 2018	December 31, 2020	$4.4	$10.6
1,200.0	December 31, 2020	December 31, 2022	3.9	1.5
			$8.3	$12.1

The fair values of the Company's interest rate cap agreements are classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider. For additional details, see Note 7 (Long-Term Debt).
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The Company recorded a $7 million loss and a $3 million gain, net of tax, into Accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company reclassified less than $1 million from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. The Company expects to reclassify $6 million from Accumulated other comprehensive loss into Interest expense, net during the next 12 months.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Long-Term Debt

		As of March 31, 2019		As of December 31, 2018
(dollars in millions)	Maturities	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
CDW UK revolving credit facility(1)	July 2021	—%	$—	—%	$—
Senior secured asset-based revolving credit facility	March 2022	3.8%	76.0	—%	—
Total credit facilities			76.0		—

Term Loans
CDW UK term loan(1)	August 2021	2.3%	66.5	2.3%	65.0
Senior secured term loan facility	August 2023	4.3%	1,449.4	4.1%	1,453.2
Total term loans			1,515.9		1,518.2

Unsecured Senior Notes
Senior notes due 2023 ("2023 Senior Notes")	September 2023	5.0%	525.0	5.0%	525.0
Senior notes due 2024 ("2024 Senior Notes")	December 2024	5.5%	575.0	5.5%	575.0
Senior notes due 2025 ("2025 Senior Notes")	September 2025	5.0%	600.0	5.0%	600.0
Total unsecured senior notes			1,700.0		1,700.0

Other long-term obligations			8.5		8.3
Unamortized deferred financing fees			(17.0)		(17.9)
Current maturities of long-term debt			(25.7)		(25.3)
Total long-term debt			$3,257.7		$3,183.3

(1)	British pound-denominated debt facilities.
As of March 31, 2019, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facilities
The Company has a variable rate CDW UK revolving credit facility that is denominated in British pounds. As of March 31, 2019, the Company could have borrowed up to an additional £50 million ($65 million at March 31, 2019) under the CDW UK revolving credit facility.
The Company also has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of March 31, 2019, the Revolving Loan had less than $1 million of undrawn letters of credit, $436 million reserved for the floorplan sub-facility and a borrowing base of $1.8 billion, which is based on the amount of eligible inventory and accounts receivable balances as of February 28, 2019. As of March 31, 2019, the Company could have borrowed up to an additional $938 million under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 4 (Inventory Financing Agreements)), deposits and accounts receivable, and by a second priority interest in substantially all US assets.
Term Loans
The CDW UK term loan has a variable interest rate. The Company is required to make annual principal installments of £5 million ($7 million at March 31, 2019), with the remaining principal amount due at the maturity date.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CDW UK term loan agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of March 31, 2019, the amount of restricted payment capacity under the CDW UK term loan was £124 million ($162 million at March 31, 2019).
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps (see Note 6 (Financial Instruments)). The interest rate disclosed in the table above represents the variable interest rates in effect for March 31, 2019 and December 31, 2018, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of March 31, 2019, the amount of CDW's restricted payment capacity under the Term Loan was $1.5 billion.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 4 (Inventory Financing Agreements), deposits and accounts receivable, and by a first priority interest in substantially all other US assets.
Unsecured Senior Notes
The 2023 Senior Notes, 2024 Senior Notes and 2025 Senior Notes (collectively, the "Senior Notes") have a fixed interest rate, which is paid semi-annually.
Fair Value

The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes, Term Loan and CDW UK term loan are classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan and CDW UK revolving credit facility approximate fair value if there are outstanding borrowings. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, are as follows:

(in millions)	March 31, 2019	December 31, 2018
Fair value	$3,358.7	$3,145.8
Carrying value	3,300.4	3,226.5

8.    Income Taxes
Income tax expense was $39 million for the three months ended March 31, 2019 and 2018. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 20.2% for the three months ended March 31, 2019 and differed from the US federal statutory rate of 21.0% primarily due to excess tax benefits on equity-based compensation and a discrete tax benefit of $3 million related to CDW Canada's acquisition of Scalar, partially offset by state and local income taxes. The effective tax rate for the same period of the prior year was 23.4% and differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes partially offset by excess tax benefits on equity-based compensation.
9.    Leases
The Company has operating leases primarily for real estate, data centers and equipment. Lease terms range from 1 year to 16 years.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Consolidated Balance Sheet information related to the Company's operating leases is as follows:

(in millions)	Classification on the Consolidated Balance Sheets	March 31, 2019
Assets
	Operating lease right-of-use assets	$132.1

Liabilities
Current	Accrued expenses and other current liabilities - Other	$77.1
Long-term	Long-term operating lease liabilities	93.0
Total lease liabilities		$170.1

Lease term and Discount Rate		March 31, 2019
Weighted average remaining lease term (years)		4.5
Weighted average discount rate		3.32%

The components of operating lease expense are as follows:

(in millions) Financial statement line item	Three months ended March 31, 2019
Cost of sales	$2.7
Selling and administrative expenses	7.6
Total lease cost	$10.3

Maturities of operating lease liabilities is as follows:

(in millions)	Three months ended March 31, 2019
Remainder of 2019	$73.6
2020	31.1
2021	21.8
2022	14.5
2023	11.4
Thereafter	37.2
Total lease payments	$189.6
Less: Interest	(19.5)
Present value of lease liabilities	$170.1

Supplemental cash flow information related to leases is as follows:

(in millions)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10.2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$49.0

As of March 31, 2019, the Company has an additional operating lease commitment that has not yet commenced of $91 million. This operating lease will commence between 2020 and 2021 with a lease term of 16 years.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Basic weighted-average shares outstanding	147.0	152.2
Effect of dilutive securities(1)	2.2	2.6
Diluted weighted-average shares outstanding(2)	149.2	154.8

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2019 and 2018 as their inclusion would have had an anti-dilutive effect.

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
As of March 31, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

12.	Segment Information
The Company has three reportable segments: Corporate, which is comprised primarily of US private sector business customers with more than 250 employees, Small Business, which primarily serves US private sector business customers with up to 250 employees, and Public, which is comprised of government agencies and education and healthcare institutions in the US. The Company has two other operating segments: CDW UK and CDW Canada, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category ("Other"). Headquarters function costs that are not allocated to the segments are included under the heading of "Headquarters" in the tables below.
During the first quarter of 2019, the Company evaluated its methodology for allocating certain depreciation and amortization expenses to each of its segments. The evaluation resulted in a revision to the allocation of depreciation and amortization expenses from Headquarters to the Company’s reportable segments, effective January 1, 2019. The prior period results have been recast to reflect these changes and present comparable information.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company's segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2019
Net sales	$1,736.2	$355.6	$1,330.7	$535.4	$—	$3,957.9
Operating income (loss)	134.7	24.4	76.1	25.6	(31.9)	228.9
Depreciation and amortization expense	(21.5)	(5.6)	(12.7)	(7.4)	(17.1)	(64.3)

Three Months Ended March 31, 2018
Net sales	$1,565.8	$327.6	$1,230.0	$483.0	$—	$3,606.4
Operating income (loss)	123.0	21.9	70.2	19.8	(30.8)	204.1
Depreciation and amortization expense	(22.9)	(5.6)	(12.7)	(8.8)	(16.6)	(66.6)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2019
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,732.9	$355.6	$1,330.7	$8.4	$3,427.6
Rest of World	3.3	—	—	527.0	530.3
Total Net sales	1,736.2	355.6	1,330.7	535.4	3,957.9

Major Product and Services
Hardware	1,383.9	295.0	1,063.1	395.9	3,137.9
Software	247.4	48.3	221.0	77.2	593.9
Services	88.1	7.0	42.3	59.2	196.6
Other(2)	16.8	5.3	4.3	3.1	29.5
Total Net sales	1,736.2	355.6	1,330.7	535.4	3,957.9

Sales by Channel
Corporate	1,736.2	—	—	—	1,736.2
Small Business	—	355.6	—	—	355.6
Government	—	—	488.4	—	488.4
Education	—	—	400.4	—	400.4
Healthcare	—	—	441.9	—	441.9
Other	—	—	—	535.4	535.4
Total Net sales	1,736.2	355.6	1,330.7	535.4	3,957.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,581.8	335.2	1,243.3	474.9	3,635.2
Transferred at a point in time where CDW is agent	104.0	19.8	46.2	13.0	183.0
Transferred over time where CDW is principal	50.4	0.6	41.2	47.5	139.7
Total Net sales	$1,736.2	$355.6	$1,330.7	$535.4	$3,957.9

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,564.4	$327.6	$1,230.0	$9.2	$3,131.2
Rest of World	1.4	—	—	473.8	475.2
Total Net sales	1,565.8	327.6	1,230.0	483.0	3,606.4

Major Product and Services
Hardware	1,250.3	273.1	1,007.0	381.1	2,911.5
Software	219.6	42.8	184.3	57.3	504.0
Services	79.3	6.3	34.6	42.7	162.9
Other(2)	16.6	5.4	4.1	1.9	28.0
Total Net sales	1,565.8	327.6	1,230.0	483.0	3,606.4

Sales by Channel
Corporate	1,565.8	—	—	—	1,565.8
Small Business	—	327.6	—	—	327.6
Government	—	—	418.5	—	418.5
Education	—	—	397.2	—	397.2
Healthcare	—	—	414.3	—	414.3
Other	—	—	—	483.0	483.0
Total Net sales	1,565.8	327.6	1,230.0	483.0	3,606.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,426.3	309.4	1,171.4	433.0	3,340.1
Transferred at a point in time where CDW is agent	92.7	16.5	41.1	15.1	165.4
Transferred over time where CDW is principal	46.8	1.7	17.5	34.9	100.9
Total Net sales	$1,565.8	$327.6	$1,230.0	$483.0	$3,606.4

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents Net sales by major category for the three months ended March 31, 2019 and 2018. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2019		2018
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$977.1	24.7%	$865.9	24.0%
Netcomm Products	512.3	12.9	487.3	13.5
Desktops	303.7	7.7	310.8	8.6
Enterprise and Data Storage (Including Drives)	290.6	7.3	250.1	7.0
Video	271.8	6.9	260.8	7.2
Other Hardware	782.4	19.8	736.6	20.4
Total Hardware	3,137.9	79.3	2,911.5	80.7

Software(1)	593.9	15.0	504.0	14.0
Services(1)	196.6	5.0	162.9	4.5
Other(2)	29.5	0.7	28.0	0.8
Total Net sales	$3,957.9	100.0%	$3,606.4	100.0%

(1)
Certain software and services revenues are recorded on a net basis for accounting purposes. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Supplemental Guarantor Information
The Senior Notes are guaranteed by Parent and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries (the "Guarantor Subsidiaries"). All guarantees by Parent and the Guarantor Subsidiaries are and were joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Senior Notes. CDW LLC's 100% owned foreign subsidiaries, CDW International Holdings Limited, which is comprised of CDW UK and CDW Canada (together the "Non-Guarantor Subsidiaries"), do not guarantee the Senior Notes. CDW LLC and CDW Finance Corporation, as co-issuers, are 100% owned by Parent and each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are, directly or indirectly, 100% owned by CDW LLC.
The following tables set forth Condensed Consolidating Balance Sheets as of March 31, 2019 and December 31, 2018, Consolidating Statements of Operations for the three months ended March 31, 2019 and 2018, Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2019 and 2018, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the "Parent Guarantor"), which has no independent assets or operations, the accounts of CDW LLC (the "Subsidiary Issuer"), the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the "Co-Issuer") for the periods indicated. The information is prepared on the same basis as the Company's Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

March 31, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$195.2	$—	$97.8	$—	$(8.0)	$285.0
Accounts receivable, net	—	—	2,283.4	441.7	—	—	2,725.1
Merchandise inventory	—	—	516.2	74.5	—	—	590.7
Miscellaneous receivables	—	105.5	230.3	17.6	—	—	353.4
Prepaid expenses and other	—	18.5	99.2	60.6	—	—	178.3
Total current assets	—	319.2	3,129.1	692.2	—	(8.0)	4,132.5
Operating lease right-of-use assets	—	22.9	77.2	32.0	—	—	132.1
Property and equipment, net	—	76.5	53.2	25.5	—	—	155.2
Goodwill	—	751.8	1,437.8	338.6	—	—	2,528.2
Other intangible assets, net	—	245.3	267.3	183.4	—	—	696.0
Other assets	1.3	38.7	8.0	226.8	—	(239.3)	35.5
Investment in and advances to subsidiaries	926.0	3,071.9	—	—	—	(3,997.9)	—
Total Assets	$927.3	$4,526.3	$4,972.6	$1,498.5	$—	$(4,245.2)	$7,679.5
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$—	$24.3	$1,452.2	$276.9	$—	$(8.0)	$1,745.4
Accounts payable-inventory financing	—	0.3	474.7	25.0	—	—	500.0
Current maturities of long-term debt	—	14.9	4.2	6.6	—	—	25.7
Contract liabilities	—	—	98.2	93.9	—	—	192.1
Accrued expenses and other current liabilities	—	253.2	397.0	101.6	—	—	751.8
Total current liabilities	—	292.7	2,426.3	504.0	—	(8.0)	3,215.0
Long-term liabilities:
Debt	—	3,194.4	4.3	59.0	—	—	3,257.7
Deferred income taxes	—	50.4	50.5	33.1	—	(1.3)	132.7
Operating lease liabilities	—	34.7	30.3	28.0	—	—	93.0
Other liabilities	—	28.1	2.1	261.6	—	(238.0)	53.8
Total long-term liabilities	—	3,307.6	87.2	381.7	—	(239.3)	3,537.2
Total stockholders' equity	927.3	926.0	2,459.1	612.8	—	(3,997.9)	927.3
Total Liabilities and Stockholders' Equity	$927.3	$4,526.3	$4,972.6	$1,498.5	$—	$(4,245.2)	$7,679.5

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended March 31, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,422.5	$535.4	$—	$—	$3,957.9
Cost of sales	—	—	2,840.8	445.0	—	—	3,285.8
Gross profit	—	—	581.7	90.4	—	—	672.1
Selling and administrative expenses	—	31.9	309.4	62.7	—	—	404.0
Advertising expense	—	—	37.1	2.1	—	—	39.2
Operating income (loss)	—	(31.9)	235.2	25.6	—	—	228.9
Interest (expense) income, net	—	(38.0)	0.1	(0.4)	—	—	(38.3)
Other income (expense), net	—	—	1.7	(0.7)	—	—	1.0
Income (loss) before income taxes	—	(69.9)	237.0	24.5	—	—	191.6
Income tax (expense) benefit	(0.1)	26.4	(59.4)	(5.6)	—	—	(38.7)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(43.5)	177.6	18.9	—	—	152.9
Equity in earnings of subsidiaries	153.0	196.5	—	—	—	(349.5)	—
Net income	$152.9	$153.0	$177.6	$18.9	$—	$(349.5)	$152.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended March 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,123.4	$483.0	$—	$—	$3,606.4
Cost of sales	—	—	2,597.0	405.5	—	—	3,002.5
Gross profit	—	—	526.4	77.5	—	—	603.9
Selling and administrative expenses	—	34.5	272.4	55.8	—	—	362.7
Advertising expense	—	—	35.2	1.9	—	—	37.1
Operating income (loss)	—	(34.5)	218.8	19.8	—	—	204.1
Interest (expense) income, net	—	(37.1)	1.0	(1.6)	—	—	(37.7)
Other (expense) income, net	—	—	0.4	(1.1)	—	—	(0.7)
Income (loss) before income taxes	—	(71.6)	220.2	17.1	—	—	165.7
Income tax (expense) benefit	(0.1)	20.8	(55.3)	(4.1)	—	—	(38.7)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(50.8)	164.9	13.0	—	—	127.0
Equity in earnings of subsidiaries	127.1	177.9	—	—	—	(305.0)	—
Net income	$127.0	$127.1	$164.9	$13.0	$—	$(305.0)	$127.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$156.0	$156.1	$177.6	$28.8	$—	$(362.5)	$156.0
Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$144.4	$144.5	$164.9	$27.2	$—	$(336.6)	$144.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$16.9	$183.2	$51.2	$—	$1.1	$252.4
Cash flows used in investing activities:
Capital expenditures	—	(13.0)	(4.6)	(1.8)	—	—	(19.4)
Acquisition of business, net of cash acquired	—	—	—	(68.7)	—	—	(68.7)
Net cash used in investing activities	—	(13.0)	(4.6)	(70.5)	—	—	(88.1)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	88.5	—	—	—	—	88.5
Repayments of borrowings under revolving credit facility	—	(12.5)	—	—	—	—	(12.5)
Repayments of long-term debt	—	(3.7)	—	(2.2)	—	—	(5.9)
Net change in accounts payable-inventory financing	—	0.1	68.6	1.5	—	—	70.2
Repurchases of common stock	(177.1)	—	—	—	—	—	(177.1)
Payment of incentive compensation plan withholding taxes	(11.6)	—	—	—	—	—	(11.6)
Dividend payments	(43.4)	—	—	—	—	—	(43.4)
Capital contributions	—	(76.0)	—	76.0	—	—	—
Other	—	11.6	—	—	—	—	11.6
Distributions and advances from (to) affiliates	232.1	7.3	(247.2)	—	—	7.8	—
Net cash (used in) provided by financing activities	—	15.3	(178.6)	75.3	—	7.8	(80.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	0.8	—	—	0.8
Net increase in cash, cash equivalents and restricted cash	—	19.2	—	56.8	—	8.9	84.9
Cash, cash equivalents and restricted cash—beginning of period	—	176.0	—	46.7	—	(16.9)	205.8
Cash, cash equivalents and restricted cash—end of period	$—	$195.2	$—	$103.5	$—	$(8.0)	$290.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(13.8)	$239.6	$10.8	$—	$(14.4)	$222.2
Cash flows used in investing activities:
Capital expenditures	—	(11.1)	(1.2)	(3.6)	—	—	(15.9)
Net cash used in investing activities	—	(11.1)	(1.2)	(3.6)	—	—	(15.9)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	163.0	—	7.0	—	—	170.0
Repayments of borrowings under revolving credit facility	—	(163.0)	—	(7.0)	—	—	(170.0)
Repayments of long-term debt	—	(3.7)	—	—	—	—	(3.7)
Net change in accounts payable-inventory financing	—	(0.9)	1.0	24.8	—	—	24.9
Repurchases of common stock	(109.2)	—	—	—	—	—	(109.2)
Payment of incentive compensation plan withholding taxes	(8.7)	—	—	—	—	—	(8.7)
Dividend payments	(32.0)	—	—	—	—	—	(32.0)
Other	—	(2.2)	(0.1)	(0.2)	—	—	(2.5)
Distributions and advances from (to) affiliates	149.9	91.3	(239.3)	—	—	(1.9)	—
Net cash (used in) provided by financing activities	—	84.5	(238.4)	24.6	—	(1.9)	(131.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	1.7	—	—	1.7
Net increase in cash, cash equivalents and restricted cash	—	59.6	—	33.5	—	(16.3)	76.8
Cash, cash equivalents and restricted cash—beginning of period	—	113.7	—	32.4	—	(1.9)	144.2
Cash, cash equivalents and restricted cash—end of period	$—	$173.3	$—	$65.9	$—	$(18.2)	$221.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "the Company," "our," "CDW" and similar terms refer to CDW Corporation and its subsidiaries. "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements" at the end of this discussion.
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
We are technology "agnostic," with a broad portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through over 6,000 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers ("OEMs"), software publishers and cloud providers (collectively, our "vendor partners"), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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

•
General economic conditions are a key factor affecting our results as they impact our customers' willingness to spend on information technology. This is particularly the case for our Corporate and Small Business customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their discrete perceptions of business and general economic conditions. Additionally, changes in trade policy and product constraints from suppliers could have an adverse impact on our business. There continues to be substantial uncertainty regarding the impact of the UK's planned withdrawal from the European Union ("EU") (referred to as "Brexit"). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. To date, CDW UK is not seeing significant changes in the buying behavior of its customers even with the uncertainty related to the timing and terms of Brexit. We have established a presence on the continent to support CDW UK's broader growth opportunities in the EU. This also serves as a contingency plan to address future developments as needed around Brexit.

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

Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. Effective January 1, 2019, we made a change to the Non-GAAP financial measures that we use to provide meaningful methods of evaluating our financial performance and have replaced EBITDA, Adjusted EBITDA and Adjusted EBITDA margin with Non-GAAP operating income and Non-GAAP operating income margin. We made this change due to the continuing evolution of the IT consumption model. We believe Non-GAAP operating income will be more reflective of the costs of providing services to our customers and our own costs as the consumption model continues to evolve. Non-GAAP operating income is also being used for the first time in 2019 as a key business metric for our annual incentive compensation programs.
In addition to Non-GAAP operating income and Non-GAAP operating income margin, we believe that the most important financial and non-financial measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP income before income taxes, Non-GAAP net income, Net income per common share, Non-GAAP net income per diluted share, free cash flow, return on working capital, Cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in Accounts receivable plus days of supply in Inventory minus days of purchases outstanding in Accounts payable, based on a rolling three-month average), debt levels including available credit, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
In this Form 10-Q, we discuss Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes and Non-GAAP net income, which are non-GAAP financial measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. For the definitions of Non-GAAP operating income, Non-GAAP income before income taxes and Non-GAAP net income and reconciliations to the most directly comparable GAAP measure, see "Results of Operations - Non-GAAP Financial Measure Reconciliations."

The results of certain business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Net sales	$3,957.9	$3,606.4
Gross profit	672.1	603.9
Operating income	228.9	204.1
Net income	152.9	127.0
Non-GAAP operating income	287.3	259.4
Non-GAAP net income	185.4	162.8
Average daily sales(1)	62.8	56.4
Net debt(2)	2,998.4	3,014.5
Cash conversion cycle (in days)(3)	17	17

(1)	There were 63 and 64 selling days for the three months ended March 31, 2019 and 2018, respectively.

(2)	Defined as Total debt minus Cash and cash equivalents.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended March 31,
	2019		2018
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$3,957.9	100.0%	$3,606.4	100.0%
Cost of sales	3,285.8	83.0	3,002.5	83.3
Gross profit	672.1	17.0	603.9	16.7
Selling and administrative expenses	404.0	10.2	362.7	10.1
Advertising expense	39.2	1.0	37.1	1.0
Operating income	228.9	5.8	204.1	5.7
Interest expense, net	(38.3)	(1.0)	(37.7)	(1.0)
Other income (expense), net	1.0	—	(0.7)	—
Income before income taxes	191.6	4.8	165.7	4.6
Income tax expense	(38.7)	(1.0)	(38.7)	(1.1)
Net income	$152.9	3.9%	$127.0	3.5%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended March 31,
	2019		2018
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$1,736.2	43.9%	$1,565.8	43.4%	$170.4	10.9%	12.6%

Small Business	355.6	9.0	327.6	9.1	28.0	8.5	10.3

Public:
Government	488.4	12.3	418.5	11.6	69.9	16.7	18.6
Education	400.4	10.1	397.2	11.0	3.2	0.8	2.4
Healthcare	441.9	11.2	414.3	11.5	27.6	6.7	8.4
Total Public	1,330.7	33.6	1,230.0	34.1	100.7	8.2	9.9

Other	535.4	13.5	483.0	13.4	52.4	10.9	12.6

Total Net sales	$3,957.9	100.0%	$3,606.4	100.0%	$351.5	9.7%	11.5%

(1)	There were 63 and 64 selling days for the three months ended March 31, 2019 and 2018, respectively.
Total Net sales for the three months ended March 31, 2019 increased $352 million, or 9.7%, to $3,958 million, compared to $3,606 million for the three months ended March 31, 2018. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 10.6%. There was one fewer selling day in the three months ended March 31, 2019 compared to the same period of 2018, and Net sales on an average daily sales basis increased 11.5%. See "Non-GAAP Financial Measure Reconciliations" below for additional detail regarding constant currency Net sales growth.
For the three months ended March 31, 2019, Net sales growth reflected growth across most major product categories, particularly client devices, software, servers and enterprise storage. Additionally, strong results from our international operations, including two months of Net sales from Scalar Decisions Inc. ("Scalar"), which was acquired on February 1, 2019, contributed to our Net sales growth.
Corporate segment Net sales for the three months ended March 31, 2019 increased $170 million, or 10.9%, compared to the three months ended March 31, 2018. On an average daily sales basis, Corporate segment Net sales increased 12.6%. Growth was primarily driven by client devices, software, networking and servers.
Small Business segment Net sales for the three months ended March 31, 2019 increased by $28 million, or 8.5%, compared to the three months ended March 31, 2018. On an average daily sales basis, Small Business segment Net sales increased 10.3%. Growth was primarily driven by client devices.
Public segment Net sales for the three months ended March 31, 2019 increased $101 million, or 8.2%, compared to the three months ended March 31, 2018. On an average daily sales basis, Public segment Net sales increased 9.9%. The increase was primarily driven by growth in Government and Healthcare. On an average daily sales basis, Net sales to Government and Healthcare customers increased 18.6% and 8.4%, respectively, both primarily driven by customers modernizing their infrastructure, including servers and enterprise storage. Net sales in Education increased 2.4% on an average daily sales basis, primarily driven by client device growth.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended March 31, 2019 increased $52 million, or 10.9%, compared to the three months ended March 31, 2018. On an average daily sales basis, Net sales in Other increased 12.6%. Both operations grew in local currency and Canada growth included the incremental Net sales from Scalar. In addition, UK growth was driven in part by referral business for US-based customers. The impact of foreign currency exchange decreased Other sales growth by approximately 670 basis points, due to the unfavorable impact resulting from the British pound and Canadian dollar to US dollar translations.

Gross profit
Gross profit increased $68 million, or 11.3%, to $672 million for the three months ended March 31, 2019, compared to $604 million for the three months ended March 31, 2018. As a percentage of Net sales, Gross profit margin increased 30 basis points to 17.0% for the three months ended March 31, 2019. Gross profit margin was positively impacted by product margin improvement.
Selling and administrative expenses
Selling and administrative expenses increased $41 million, or 11.4%, to $404 million for the three months ended March 31, 2019, compared to $363 million for the three months ended March 31, 2018. The increase was driven by higher payroll expenses due to increased coworkers and higher sales payroll expenses, including sales commissions, which are primarily driven by higher gross profit, two months of Scalar expenses and increased stock compensation expense. Total coworker count was 9,434, including an incremental 342 coworkers from Scalar, up 684 from 8,750 at March 31, 2018. Total coworker count was 9,019 at December 31, 2018.
As a percentage of total Net sales, Selling and administrative expenses increased 10 basis points to 10.2% for the three months ended March 31, 2019.
Operating income

During the first quarter of 2019, we evaluated our methodology for allocating certain depreciation and amortization expenses to each of our segments. The evaluation resulted in a revision to the allocation of depreciation and amortization expenses from Headquarters to our reportable segments, effective January 1, 2019. The prior period results have been recast to reflect these changes and present comparable information.
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended March 31,
	2019		2018
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$134.7	7.8%	$123.0	7.9%	9.5%
Small Business	24.4	6.9	21.9	6.7	11.2
Public	76.1	5.7	70.2	5.7	8.3
Other(2)	25.6	4.8	19.8	4.1	29.6
Headquarters(3)	(31.9)	nm*	(30.8)	nm*	(3.4)
Total Operating income	$228.9	5.8%	$204.1	5.7%	12.2%
* Not meaningful

(1)
Segment operating income includes the segment's direct operating income, allocations for Headquarters' costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

(3)	Includes certain Headquarters' function costs that are not allocated to the segments.
Operating income was $229 million for the three months ended March 31, 2019, an increase of $25 million, or 12.2%, compared to $204 million for the three months ended March 31, 2018. Operating income increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses and higher stock compensation expense. Total operating margin percentage increased 10 basis points to 5.8% for the three months ended March 31, 2019, from 5.7% for the three months ended March 31, 2018.
Corporate segment Operating income was $135 million for the three months ended March 31, 2019, an increase of $12 million, or 9.5%, compared to $123 million for the three months ended March 31, 2018. Corporate segment Operating income increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses and higher stock compensation expense.

Corporate segment operating margin percentage decreased 10 basis points to 7.8% for the three months ended March 31, 2019, from 7.9% for the three months ended March 31, 2018.
Small Business segment Operating income was $24 million for the three months ended March 31, 2019, an increase of $2 million, or 11.2%, compared to $22 million for the three months ended March 31, 2018. Small Business segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Small Business segment operating margin percentage increased 20 basis points to 6.9% for the three months ended March 31, 2019, from 6.7% for the three months ended March 31, 2018. This increase in operating margin percentage was primarily driven by higher product margin.
Public segment Operating income was $76 million for the three months ended March 31, 2019, an increase of $6 million, or 8.3%, compared to $70 million for the three months ended March 31, 2018. Public segment Operating income increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Public segment operating margin percentage remained flat at 5.7% for the three months ended March 31, 2019 and 2018.
Other Operating income was $26 million for the three months ended March 31, 2019, an increase of $6 million, or 29.6%, compared to $20 million for the three months ended March 31, 2018. Other Operating income increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses. Other operating margin percentage increased 70 basis points to 4.8% for the three months ended March 31, 2019, from 4.1% for the three months ended March 31, 2018. This increase was primarily driven by higher product margin and lower intangible asset amortization as a percentage of Net sales partially offset by higher payroll expenses consistent with increased coworker count.
Income tax expense
Income tax expense was $39 million for the three months ended March 31, 2019 and 2018. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 20.2% for the three months ended March 31, 2019 and differed from the US federal statutory rate of 21.0% primarily due to excess tax benefits on equity-based compensation and a discrete tax benefit of $3 million related to CDW Canada's acquisition of Scalar, which was partially offset by state and local income taxes. The effective tax rate for the same period of the prior year was 23.4% and differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes partially offset by excess tax benefits on equity-based compensation.

The lower effective tax rate for the three months ended March 31, 2019 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation and a discrete tax benefit of $3 million related to CDW Canada's acquisition of Scalar.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the three months ended March 31, 2019 and 2018 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, and acquisition and integration expenses. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP income before income taxes, and Non-GAAP net income exclude, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, and the associated tax effects of each. Net sales growth on a constant currency basis is defined as Net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
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

Non-GAAP operating income
Non-GAAP operating income was $287 million for the three months ended March 31, 2019, an increase of $28 million, or 10.7%, compared to $259 million for the three months ended March 31, 2018. As a percentage of Net sales, Non-GAAP operating income was 7.3% for the three months ended March 31, 2019 and 7.2% for the three months ended March 31, 2018.

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Operating income	$228.9	$204.1
Amortization of intangibles(1)	44.4	46.7
Equity-based compensation	12.7	8.1
Scalar acquisition and integration expenses	0.4	—
Other adjustments(2)	0.9	0.5
Non-GAAP operating income	$287.3	$259.4
Non-GAAP operating income margin	7.3%	7.2%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation during the three months ended March 31, 2019 and 2018.
Non-GAAP net income
Non-GAAP net income was $185 million for the three months ended March 31, 2019, an increase of $22 million, or 13.9%, compared to $163 million for the three months ended March 31, 2018.

	Three Months Ended March 31,
	2019			2018
(in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$191.6	$(38.7)	$152.9	$165.7	$(38.7)	$127.0
Amortization of intangibles(2)	44.4	(11.3)	33.1	46.7	(12.3)	34.4
Equity-based compensation	12.7	(11.3)	1.4	8.1	(7.0)	1.1
Scalar acquisition and integration expenses(3)	0.4	(3.1)	(2.7)	—	—	—
Other adjustments(4)	0.9	(0.2)	0.7	0.5	(0.2)	0.3
Non-GAAP	$250.0	$(64.6)	$185.4	$221.0	$(58.2)	$162.8

(1)
Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation and the impact of global intangible low tax income ("GILTI") due to equity-based compensation and amortization of intangibles.

(2)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(3)	Includes a discrete tax benefit related to CDW Canada's acquisition of Scalar.

(4)	Includes other expenses such as payroll taxes on equity-based compensation during the three months ended March 31, 2019 and 2018.

Net sales growth on a constant currency basis
Net sales increased $352 million, or 9.7%, to $3,958 million for the three months ended March 31, 2019, compared to $3,606 million for the three months ended March 31, 2018. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $379 million, or 10.6%.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	% Change	Average Daily % Change(1)
Net sales, as reported	$3,957.9	$3,606.4	9.7%	11.5%
Foreign currency translation(2)	—	(27.9)
Net sales, on a constant currency basis	$3,957.9	$3,578.5	10.6%	12.4%

(1)	There were 63 and 64 selling days for the three months ended March 31, 2019 and 2018, respectively.

(2)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of March 31, 2019, we also have $938 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($65 million at March 31, 2019) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
Long-Term Debt and Financing Arrangements
As of March 31, 2019, we had total indebtedness of $3.3 billion, of which $1.6 billion was secured indebtedness. At March 31, 2019, we were in compliance with the covenants under our various credit agreements and indentures. For additional details, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For additional details, see Note 4 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.

Share Repurchase Program

During the three months ended March 31, 2019, we repurchased 1.9 million shares of our common stock for $177 million under the previously announced share repurchase program. For more information on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2019 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.295	February 7, 2019	February 25, 2019	March 12, 2019

On May 1, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.295 per common share. The dividend will be paid on June 11, 2019 to all stockholders of record as of the close of business on May 24, 2019.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$252.4	$222.2
Investing activities	(88.1)	(15.9)
Net change in accounts payable-inventory financing	70.2	24.9
Other financing activities	(150.4)	(156.1)
Financing activities	(80.2)	(131.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.8	1.7
Net increase in cash, cash equivalents and restricted cash	$84.9	$76.8
Operating Activities

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Net income	$152.9	$127.0	$25.9
Adjustments for the impact of non-cash items(1)	66.1	62.4	3.7
Net income adjusted for the impact of non-cash items(2)	219.0	189.4	29.6
Changes in assets and liabilities:
Accounts receivable(3)	11.9	60.5	(48.6)
Merchandise inventory(4)	(134.2)	(72.4)	(61.8)
Accounts payable-trade(5)	116.0	(29.8)	145.8
Other(6)	39.7	74.5	(34.8)
Net cash provided by operating activities	$252.4	$222.2	$30.2

(1)	Includes items such as deferred income taxes, depreciation and amortization, and equity-based compensation expense.

(2)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth, partially offset by higher payroll expenses.

(3)	The change in Accounts receivable is primarily due to increased sales volume during the first quarter of 2019 compared to 2018 and mixing into customers with longer payment cycles.

(4)	The change in Merchandise inventory is due to higher customer-driven and strategic stocking positions and timing of receipts and shipments.

(5)	The change in Accounts payable-trade is due to increased sales in 2019 and the mix of vendors with longer payment terms.

(6)	The change in Other is primarily driven by an increase in the receivables from vendors due to the growth in business.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2019	2018
Days of sales outstanding ("DSO")(1)	57	54
Days of supply in inventory ("DIO")(2)	14	12
Days of purchases outstanding ("DPO")(3)	(54)	(49)
Cash conversion cycle	17	17

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

The cash conversion cycle was 17 days at March 31, 2019 and 2018. DSO, DIO and DPO increased 3, 2 and 5 days, respectively, compared to March 31, 2018. Both DSO and DPO are impacted by third party services such as software as a service and warranties. These sales have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheets on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. This also results in a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheets without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition to the impact of these services on DPO, DPO also increased due to the mix of payables with certain vendors that have longer payment terms. Additionally, as described above, average inventory balances increased compared to 2018, which led to an unfavorable impact on DIO.
Investing Activities
Net cash used in investing activities increased by $72 million in the three months ended March 31, 2019 compared to the same period of the prior year. The increase was primarily due to the completion of our acquisition of Scalar on February 1, 2019. Additionally, Capital expenditures were $19 million and $16 million for the three months ended March 31, 2019 and 2018, respectively. The increase in capital expenditures is primarily due to the timing of investments for improvements to our information technology systems.
Financing Activities
Net cash used in financing activities decreased by $51 million in the three months ended March 31, 2019 compared to the same period of the prior year. The decrease was primarily driven by borrowings under our revolving credit facilities and further leveraging our inventory financing arrangements, which were partially offset by our share repurchases during the three months ended March 31, 2019. For additional details regarding our debt activities, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Contractual Obligations
There have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments and Contingencies
The information set forth in Note 11 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2018 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission ("SEC") filings. These factors include, among others, global and regional economic and political conditions; decreases in spending on technology products and services; CDW's relationships with vendor partners and availability of their products; continued innovations in hardware, software and services offerings by CDW's vendor partners; substantial competition that could reduce CDW's market share; CDW's substantial indebtedness and ability to generate sufficient cash to service such indebtedness; restrictions imposed by agreements relating to CDW's indebtedness on its operations and liquidity; changes in, or the discontinuation of, CDW's share repurchase program or dividend payments; the continuing development, maintenance and operation of CDW's information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to comply with Public segment contracts or applicable laws and regulations; potential failures to provide high-quality services to CDW's customers; potential losses of any key personnel; potential interruptions of the flow of products from suppliers; potential adverse occurrences at one of CDW's primary facilities or customer data centers; increases in the cost of commercial delivery services or disruptions of those services; CDW's exposure to accounts receivable and inventory risks; fluctuations in foreign currency; future acquisitions or alliances; fluctuations in CDW's operating results; current and future legal proceedings and audits; changes in laws, including regulations or interpretations thereof; and other risk factors or uncertainties identified from time to time in CDW's filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 11 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company's purchases of its common stock during the three months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
January 1 through January 31, 2019	0.5	$80.57	0.5	$298.6
February 1 through February 28, 2019	0.7	$92.86	0.7	$1,229.1
March 1 through March 31, 2019	0.7	$95.61	0.7	$1,158.7
Total	1.9		1.9

(1)
The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases. On August 3, 2017, the Company announced that its Board of Directors authorized a $750 million increase to the share repurchase program under which the Company may repurchase shares of its common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors. On February 7, 2019, the Company announced that its Board of Directors authorized a $1.0 billion increase to the share repurchase program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1
Compensation Protection Agreement by and among CDW Corporation, CDW LLC and Christine A. Leahy, effective as of January 1, 2020, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 11, 2019 and incorporated herein by reference.

10.2
Form of Compensation Protection Agreement (effective on and after January 1, 2020), previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on March 11, 2019 and incorporated herein by reference.

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

CDW CORPORATION

Date:	May 1, 2019	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)