Form 10-Q
period 2019-06-30
CDW Corp
filed 2019-07-31
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number 001-35985
CDW CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			26-0273989
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

75 Tri-State International
Lincolnshire	,	Illinois	60069
(Address of principal executive offices)			(Zip Code)
(847) 465-6000
(Registrant's telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CDW	Nasdaq Global Select Market

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 26, 2019, there were 144,714,566 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$194.5	$205.8
Accounts receivable, net of allowance for doubtful accounts of $8.9 and $7.0, respectively	2,967.3	2,671.2
Merchandise inventory	652.2	454.3
Miscellaneous receivables	406.0	316.4
Prepaid expenses and other	205.3	149.1
Total current assets	4,425.3	3,796.8
Operating lease right-of-use assets	117.3	—
Property and equipment, net	163.4	156.1
Goodwill	2,524.7	2,462.8
Other intangible assets, net	660.5	712.2
Other assets	30.7	39.8
Total Assets	$7,921.9	$7,167.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$2,055.8	$1,577.1
Accounts payable-inventory financing	465.7	429.3
Current maturities of long-term debt	25.5	25.3
Contract liabilities	200.8	178.3
Accrued expenses and other current liabilities:
Compensation	161.7	186.4
Advertising	140.2	119.2
Sales and income taxes	59.8	55.5
Other	350.8	232.0
Total current liabilities	3,460.3	2,803.1
Long-term liabilities:
Debt	3,253.3	3,183.3
Deferred income taxes	123.1	141.9
Operating lease liabilities	86.6	—
Other liabilities	62.5	64.2
Total long-term liabilities	3,525.5	3,389.4
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 145.0 and 147.7 shares outstanding, respectively	1.5	1.5
Paid-in capital	3,047.6	2,996.9
Accumulated deficit	(1,973.6)	(1,892.6)
Accumulated other comprehensive loss	(139.4)	(130.6)
Total stockholders' equity	936.1	975.2
Total Liabilities and Stockholders' Equity	$7,921.9	$7,167.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$4,629.9	$4,186.1	$8,587.8	$7,792.5
Cost of sales	3,856.1	3,490.5	7,141.9	6,493.0
Gross profit	773.8	695.6	1,445.9	1,299.5
Selling and administrative expenses	420.4	381.4	824.4	744.1
Advertising expense	53.1	48.7	92.3	85.8
Operating income	300.3	265.5	529.2	469.6
Interest expense, net	(40.5)	(37.2)	(78.8)	(74.9)
Other income, net	1.4	1.5	2.4	0.8
Income before income taxes	261.2	229.8	452.8	395.5
Income tax expense	(64.6)	(56.8)	(103.3)	(95.5)
Net income	$196.6	$173.0	$349.5	$300.0

Net income per common share:
Basic	$1.35	$1.14	$2.39	$1.98
Diluted	$1.33	$1.12	$2.35	$1.94

Weighted-average common shares outstanding:
Basic	145.7	151.6	146.3	151.9
Diluted	148.3	153.9	148.7	154.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$196.6	$173.0	$349.5	$300.0
Other comprehensive income (loss):
Unrealized (loss) gain from hedge accounting, net of tax	(4.1)	1.4	(12.4)	4.1
Reclassification of hedge accounting gain to net income, net of tax	0.2	0.9	1.7	1.4
Foreign currency translation, net of tax	(8.0)	(28.9)	1.9	(14.7)
Other comprehensive loss	(11.9)	(26.6)	(8.8)	(9.2)
Comprehensive income	$184.7	$146.4	$340.7	$290.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Three Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of March 31, 2019	146.3	$1.5	$3,025.3	$(1,972.0)	$(127.5)	$927.3
Net income	—	—	—	196.6	—	196.6
Equity-based compensation expense	—	—	11.8	—	—	11.8
Stock option exercises	0.2	—	6.0	—	—	6.0
Coworker stock purchase plan	—	—	4.3	—	—	4.3
Repurchases of common stock	(1.5)	—	—	(155.1)	—	(155.1)
Dividends paid ($0.295 per share)	—	—	0.2	(43.1)	—	(42.9)
Foreign currency translation	—	—	—	—	(8.0)	(8.0)
Unrealized loss from hedge accounting	—	—	—	—	(4.1)	(4.1)
Realized gain from hedge accounting	—	—	—	—	0.2	0.2
Balance as of June 30, 2019	145.0	$1.5	$3,047.6	$(1,973.6)	$(139.4)	$936.1

	Three Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of March 31, 2018	151.9	$1.5	$2,928.5	$(1,854.6)	$(78.5)	$996.9
Net income	—	—	—	173.0	—	173.0
Equity-based compensation expense	—	—	9.0	—	—	9.0
Stock option exercises	0.4	—	12.6	—	—	12.6
Coworker stock purchase plan	0.1	—	3.0	—	—	3.0
Repurchases of common stock	(0.9)	—	—	(67.2)	—	(67.2)
Dividends paid ($0.210 per share)	—	—	0.2	(32.0)	—	(31.8)
Foreign currency translation	—	—	—	—	(28.9)	(28.9)
Unrealized gain from hedge accounting	—	—	—	—	1.4	1.4
Realized gain from hedge accounting	—	—	—	—	0.9	0.9
Balance as of June 30, 2018	151.5	$1.5	$2,953.3	$(1,780.8)	$(105.1)	$1,068.9

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2018	147.7	$1.5	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	349.5	—	349.5
Equity-based compensation expense	—	—	24.0	—	—	24.0
Stock options exercised	0.7	—	19.0	—	—	19.0
Coworker stock purchase plan	—	—	7.3	—	—	7.3
Repurchases of common stock	(3.4)	—	—	(332.2)	—	(332.2)
Dividends paid ($0.590 per share)	—	—	0.4	(86.7)	—	(86.3)
Incentive compensation plan units withheld for taxes	—	—	—	(11.6)	—	(11.6)
Foreign currency translation	—	—	—	—	1.9	1.9
Unrealized loss from hedge accounting	—	—	—	—	(12.4)	(12.4)
Realized gain from hedge accounting	—	—	—	—	1.7	1.7
Balance as of June 30, 2019	145.0	$1.5	$3,047.6	$(1,973.6)	$(139.4)	$936.1

	Six Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017	153.1	$1.5	$2,911.6	$(1,831.6)	$(95.9)	$985.6
Net income	—	—	—	300.0	—	300.0
Equity-based compensation expense	—	—	16.1	—	—	16.1
Stock options exercised	0.7	—	19.9	—	—	19.9
Coworker stock purchase plan	0.1	—	5.4	—	—	5.4
Repurchases of common stock	(2.4)	—	—	(176.4)	—	(176.4)
Dividends paid ($0.420 per share)	—	—	0.3	(64.1)	—	(63.8)
Incentive compensation plan units withheld for taxes	—	—	—	(8.7)	—	(8.7)
Foreign currency translation	—	—	—	—	(14.7)	(14.7)
Unrealized gain from hedge accounting	—	—	—	—	4.1	4.1
Realized gain from hedge accounting	—	—	—	—	1.4	1.4
Balance as of June 30, 2018	151.5	$1.5	$2,953.3	$(1,780.8)	$(105.1)	$1,068.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$349.5	$300.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.3	132.9
Equity-based compensation expense	24.9	19.1
Deferred income taxes	(22.5)	(28.1)
Other	6.4	5.1
Changes in assets and liabilities:
Accounts receivable	(230.1)	(295.2)
Merchandise inventory	(197.3)	(167.7)
Other assets	(109.6)	(62.2)
Accounts payable-trade	414.9	386.8
Other liabilities	49.0	41.6
Net cash provided by operating activities	414.5	332.3
Cash flows used in investing activities:
Capital expenditures	(43.9)	(33.6)
Acquisition of business, net of cash acquired	(75.0)	—
Net cash used in investing activities	(118.9)	(33.6)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facility	891.0	488.1
Repayments of borrowings under revolving credit facility	(815.0)	(474.4)
Repayments of long-term debt	(9.6)	(7.5)
Net change in accounts payable-inventory financing	36.3	(110.4)
Repurchases of common stock	(332.2)	(176.4)
Payment of incentive compensation plan withholding taxes	(11.6)	(8.7)
Dividend payments	(86.3)	(63.8)
Other	22.2	14.9
Net cash used in financing activities	(305.2)	(338.2)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(4.0)
Net decrease in cash and cash equivalents	(11.3)	(43.5)
Cash and cash equivalents—beginning of period	205.8	144.2
Cash and cash equivalents—end of period	$194.5	$100.7
Supplementary disclosure of cash flow information:
Interest paid	$(76.0)	$(74.5)
Taxes paid, net	$(115.2)	$(118.4)

The accompanying notes are an integral part of the Consolidated Financial Statements.

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "December 31, 2018 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2018 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2018 Consolidated Financial Statements include a discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. Except as noted below for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842"), there have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2019.

Leases
The Company enters into operating lease contracts, as assessed at contract inception, primarily for real estate, data centers and equipment. On the Company's Consolidated Balance Sheets, Operating lease assets are included in Operating lease right-of-use assets and Operating lease liabilities are included in Other current liabilities and Long-term operating lease liabilities. At the lease commencement date, the Company records Operating lease liabilities based on the present value of the future lease payments. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. For real estate and data center contracts, the Company accounts for the lease and non-lease components as a single lease component. For certain equipment leases, the Company applies a portfolio approach to account for the right-of-use asset and operating lease liability. In assessing the lease term, the Company includes options to renew only when it is reasonably certain that it will be exercised; a determination which is at the sole discretion of the Company. Generally, for leases with an initial term of 12 months or less, the Company has elected to not record a right-of-use asset and lease liability. For equipment leases used in revenue generating activities, the Company will record a right-of-use asset and lease liability for leases with a term of 12 months or less. The Company records lease expense on a straight-line basis over the lease term beginning on the commencement date.

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
On February 1, 2019, the Company completed the acquisition of all issued and outstanding shares of Scalar Decisions Inc. ("Scalar"), a leading technology solutions provider in Canada, for a total final purchase price of $88 million of which $13 million is deferred to satisfy potential indemnity obligations and is expected to be paid in the first quarter of 2021. The financial results of Scalar have been included in the Company's Consolidated Financial Statements since the date of the acquisition. The financial results are included in the Canada operating segment which is shown in an all other category ("Other") along with CDW UK. The purchase price allocation is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available.
The preliminary purchase price allocation is as follows:

(in millions)	Acquisition-Date Fair Value
Net assets acquired	$5.9
Identified intangible assets(1)	20.3
Goodwill(2)	61.8
Total purchase price	$88.0

(1)	Net of a related deferred tax liability of $7 million.

(2)
Goodwill in the amount of $62 million was recognized in connection with the acquisition of Scalar, primarily attributed to cross selling opportunities and overall corporate synergies. The full amount of goodwill recognized is not deductible for income tax purposes in Canada.

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
Amounts included in Accounts payable-inventory financing are as follows:

(in millions)	June 30, 2019	December 31, 2018
Revolving Loan inventory financing agreement(1)	$451.7	$406.3
Other inventory financing agreements	14.0	23.0
Accounts payable-inventory financing	$465.7	$429.3

(1)
The Senior Secured Asset-Based Revolving Credit Facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

5.	Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of June 30, 2019 and December 31, 2018, the contract liability balance was $201 million and $178 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of $113 million and $116 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of June 30, 2019 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

(in millions)	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$40.8	$21.7	$6.4	$0.4

6.	Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month LIBOR exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During 2019, the Company entered into interest rate cap agreements with a combined notional value of $1.2 billion resulting in premiums paid to the counterparties of $6 million.

As of June 30, 2019 and December 31, 2018, the Company had the following interest rate cap agreements for which the fair values are classified within Other assets on the Consolidated Balance Sheets:

			June 30, 2019	December 31, 2018
Notional Value (in millions)	Effective Date	Maturity Date	Fair Value (in millions)	Fair Value (in millions)
$1,400.0	December 31, 2018	December 31, 2020	$0.4	$10.6
1,400.0	December 31, 2020	December 31, 2022	2.1	1.5
			$2.5	$12.1

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
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The Company recorded a loss of $4 million and $12 million, net of tax, into Accumulated other comprehensive loss for the three and six months ended June 30, 2019, respectively. The Company recorded a gain of $2 million and $5 million, net of tax, into Accumulated other comprehensive loss for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, the Company reclassified an insignificant amount and $2 million, respectively, from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. During the three and six months ended June 30, 2018, the Company reclassified $1 million and $2 million, respectively, from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. The Company expects to reclassify $6 million from Accumulated other comprehensive loss into Interest expense, net during the next 12 months.

7.	Long-Term Debt

		As of June 30, 2019		As of December 31, 2018
(dollars in millions)	Maturities	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
CDW UK revolving credit facility(1)	July 2021	—%	$—	—%	$—
Senior secured asset-based revolving credit facility	March 2022	3.7%	76.0	—%	—
Total credit facilities			76.0		—

Term Loans
CDW UK term loan(1)	August 2021	2.2%	64.7	2.3%	65.0
Senior secured term loan facility	August 2023	4.2%	1,445.7	4.1%	1,453.2
Total term loans			1,510.4		1,518.2

Unsecured Senior Notes
Senior notes due 2023 ("2023 Senior Notes")	September 2023	5.0%	525.0	5.0%	525.0
Senior notes due 2024 ("2024 Senior Notes")	December 2024	5.5%	575.0	5.5%	575.0
Senior notes due 2025 ("2025 Senior Notes")	September 2025	5.0%	600.0	5.0%	600.0
Total unsecured senior notes			1,700.0		1,700.0

Other long-term obligations			8.5		8.3
Unamortized deferred financing fees			(16.1)		(17.9)
Current maturities of long-term debt			(25.5)		(25.3)
Total long-term debt			$3,253.3		$3,183.3

(1)	British pound-denominated debt facilities.
As of June 30, 2019, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facilities
The Company has a variable rate CDW UK revolving credit facility that is denominated in British pounds. As of June 30, 2019, the Company could have borrowed up to an additional £50 million ($63 million at June 30, 2019) under the CDW UK revolving credit facility.
The Company also has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of June 30, 2019, the Revolving Loan had less than $1 million of undrawn letters of credit, $401 million reserved for the floorplan sub-facility and a borrowing base of $2.0 billion, which is based on the amount of eligible inventory and accounts receivable balances as of May 31, 2019. As of June 30, 2019, the Company could have borrowed up to an additional $973 million under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 4 (Inventory Financing Agreements)), deposits and accounts receivable, and by a second priority interest in substantially all other US assets.
Term Loans
The CDW UK term loan has a variable interest rate. The Company is required to make annual principal installments of £5 million ($6 million at June 30, 2019), with the remaining principal amount due at the maturity date.

The CDW UK term loan agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of June 30, 2019, the amount of restricted payment capacity under the CDW UK term loan was £138 million ($176 million at June 30, 2019).
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps (see Note 6 (Financial Instruments)). The interest rate disclosed in the table above represents the variable interest rates in effect for June 30, 2019 and December 31, 2018, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of June 30, 2019, the amount of CDW's restricted payment capacity under the Term Loan was $1.6 billion.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 4 (Inventory Financing Agreements), deposits and accounts receivable, and by a first priority interest in substantially all other US assets.
Unsecured Senior Notes
The 2023 Senior Notes, 2024 Senior Notes and 2025 Senior Notes (collectively, the "Senior Notes") have a fixed interest rate, for which interest is paid semi-annually.
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

The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, are as follows:

(in millions)	June 30, 2019	December 31, 2018
Fair value	$3,375.6	$3,145.8
Carrying value	3,294.9	3,226.5

8.	Income Taxes
Income tax expense was $65 million for the three months ended June 30, 2019, compared to $57 million for the same period of the prior year. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.7% for both the three months ended June 30, 2019 and 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation.
Income tax expense was $103 million for the six months ended June 30, 2019, compared to $96 million for the same period of the prior year. The effective tax rate was 22.8% and 24.1% for the six months ended June 30, 2019 and 2018, respectively, and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation.

9.	Leases
The Company has operating leases primarily for real estate, data centers and equipment. Lease terms range from 1 year to 16 years.

Supplemental Consolidated Balance Sheet information related to the Company's operating leases is as follows:

(in millions)	Classification on the Consolidated Balance Sheets	June 30, 2019
Assets
	Operating lease right-of-use assets	$117.3

Liabilities
Current	Accrued expenses and other current liabilities - Other	$72.3
Long-term	Long-term operating lease liabilities	86.6
Total lease liabilities		$158.9

Lease term and discount rate		June 30, 2019
Weighted average remaining lease term (years)		4.4
Weighted average discount rate		3.40%

The components of operating lease expense are as follows:

(in millions) Financial statement line item	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cost of sales	$11.1	$13.8
Selling and administrative expenses	7.3	14.9
Total lease cost	$18.4	$28.7

Maturities of operating lease liabilities are as follows:

(in millions)	June 30, 2019
Remainder of 2019	$60.3
2020	31.3
2021	22.0
2022	14.5
2023	11.4
Thereafter	37.2
Total lease payments	$176.7
Less: Interest	(17.8)
Present value of lease liabilities	$158.9

Supplemental cash flow information related to leases is as follows:

(in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27.4
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$52.6

As of June 30, 2019, the Company has an additional operating lease commitment that has not yet commenced of $99 million. This operating lease is expected to commence in 2020 with a lease term of 16 years.

10.	Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Basic weighted-average shares outstanding	145.7	151.6	146.3	151.9
Effect of dilutive securities(1)	2.6	2.3	2.4	2.5
Diluted weighted-average shares outstanding(2)	148.3	153.9	148.7	154.4

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2019 and 2018 as their inclusion would have had an anti-dilutive effect.

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
As of June 30, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

Information about the Company's segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended June 30, 2019
Net sales	$1,883.9	$377.4	$1,840.1	$528.5	$—	$4,629.9
Operating income (loss)	157.2	26.6	129.4	19.1	(32.0)	300.3
Depreciation and amortization expense	(21.6)	(5.6)	(13.7)	(7.8)	(16.3)	(65.0)

Three Months Ended June 30, 2018
Net sales	$1,733.8	$329.5	$1,635.4	$487.4	$—	$4,186.1
Operating income (loss)	139.7	24.2	111.5	21.7	(31.6)	265.5
Depreciation and amortization expense	(22.0)	(5.6)	(12.8)	(9.0)	(16.9)	(66.3)

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Six Months Ended June 30, 2019
Net sales	$3,620.1	$733.0	$3,170.8	$1,063.9	$—	$8,587.8
Operating income (loss)	291.9	51.0	205.5	44.7	(63.9)	529.2
Depreciation and amortization expense	(43.1)	(11.2)	(26.4)	(15.2)	(33.4)	(129.3)

Six Months Ended June 30, 2018
Net sales	$3,299.6	$657.1	$2,865.4	$970.4	$—	$7,792.5
Operating income (loss)	262.6	46.2	181.7	41.5	(62.4)	469.6
Depreciation and amortization expense	(45.0)	(11.1)	(25.5)	(17.8)	(33.5)	(132.9)

Geographic Areas and Revenue Mix

	Three Months Ended June 30, 2019
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,881.7	$377.4	$1,840.1	$8.9	$4,108.1
Rest of World	2.2	—	—	519.6	521.8
Total Net sales	1,883.9	377.4	1,840.1	528.5	4,629.9

Major Product and Services
Hardware	1,496.8	316.4	1,523.0	389.0	3,725.2
Software	270.0	48.6	262.2	69.8	650.6
Services	99.4	7.0	50.1	66.9	223.4
Other(2)	17.7	5.4	4.8	2.8	30.7
Total Net sales	1,883.9	377.4	1,840.1	528.5	4,629.9

Sales by Channel
Corporate	1,883.9	—	—	—	1,883.9
Small Business	—	377.4	—	—	377.4
Government	—	—	578.4	—	578.4
Education	—	—	773.6	—	773.6
Healthcare	—	—	488.1	—	488.1
Other	—	—	—	528.5	528.5
Total Net sales	1,883.9	377.4	1,840.1	528.5	4,629.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,708.2	355.5	1,725.5	465.0	4,254.2
Transferred at a point in time where CDW is agent	118.7	20.0	65.0	13.5	217.2
Transferred over time where CDW is principal	57.0	1.9	49.6	50.0	158.5
Total Net sales	$1,883.9	$377.4	$1,840.1	$528.5	$4,629.9

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

	Three Months Ended June 30, 2018
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,731.4	$329.5	$1,635.4	$8.0	$3,704.3
Rest of World	2.4	—	—	479.4	481.8
Total Net sales	1,733.8	329.5	1,635.4	487.4	4,186.1

Major Product and Services
Hardware	1,382.3	273.7	1,338.7	392.5	3,387.2
Software	254.2	42.9	255.4	50.8	603.3
Services	79.9	7.7	37.0	41.7	166.3
Other(2)	17.4	5.2	4.3	2.4	29.3
Total Net sales	1,733.8	329.5	1,635.4	487.4	4,186.1

Sales by Channel
Corporate	1,733.8	—	—	—	1,733.8
Small Business	—	329.5	—	—	329.5
Government	—	—	493.5	—	493.5
Education	—	—	712.1	—	712.1
Healthcare	—	—	429.8	—	429.8
Other	—	—	—	487.4	487.4
Total Net sales	1,733.8	329.5	1,635.4	487.4	4,186.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,583.4	309.6	1,537.3	441.6	3,871.9
Transferred at a point in time where CDW is agent	101.5	17.1	55.3	9.7	183.6
Transferred over time where CDW is principal	48.9	2.8	42.8	36.1	130.6
Total Net sales	$1,733.8	$329.5	$1,635.4	$487.4	$4,186.1

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

	Six Months Ended June 30, 2019
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$3,614.6	$733.0	$3,170.8	$17.2	$7,535.6
Rest of World	5.5	—	—	1,046.7	1,052.2
Total Net sales	3,620.1	733.0	3,170.8	1,063.9	8,587.8

Major Product and Services
Hardware	2,880.9	611.6	2,586.1	784.9	6,863.5
Software	517.1	96.8	483.3	147.2	1,244.4
Services	187.5	14.1	92.3	126.1	420.0
Other(2)	34.6	10.5	9.1	5.7	59.9
Total Net sales	3,620.1	733.0	3,170.8	1,063.9	8,587.8

Sales by Channel
Corporate	3,620.1	—	—	—	3,620.1
Small Business	—	733.0	—	—	733.0
Government	—	—	1,066.8	—	1,066.8
Education	—	—	1,174.0	—	1,174.0
Healthcare	—	—	930.0	—	930.0
Other	—	—	—	1,063.9	1,063.9
Total Net sales	3,620.1	733.0	3,170.8	1,063.9	8,587.8

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	3,290.0	690.7	2,968.7	939.9	7,889.3
Transferred at a point in time where CDW is agent	222.7	39.8	111.3	26.5	400.3
Transferred over time where CDW is principal	107.4	2.5	90.8	97.5	298.2
Total Net sales	$3,620.1	$733.0	$3,170.8	$1,063.9	$8,587.8

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

	Six Months Ended June 30, 2018
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$3,295.8	$657.1	$2,865.4	$17.2	$6,835.5
Rest of World	3.8	—	—	953.2	957.0
Total Net sales	3,299.6	657.1	2,865.4	970.4	7,792.5

Major Product and Services
Hardware	2,633.0	546.8	2,345.7	773.2	6,298.7
Software	473.3	85.6	439.7	108.4	1,107.0
Services	159.3	14.0	71.6	84.4	329.3
Other(2)	34.0	10.7	8.4	4.4	57.5
Total Net sales	3,299.6	657.1	2,865.4	970.4	7,792.5

Sales by Channel
Corporate	3,299.6	—	—	—	3,299.6
Small Business	—	657.1	—	—	657.1
Government	—	—	912.0	—	912.0
Education	—	—	1,109.3	—	1,109.3
Healthcare	—	—	844.1	—	844.1
Other	—	—	—	970.4	970.4
Total Net sales	3,299.6	657.1	2,865.4	970.4	7,792.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	3,009.7	619.0	2,681.2	874.6	7,184.5
Transferred at a point in time where CDW is agent	194.2	33.6	96.4	24.8	349.0
Transferred over time where CDW is principal	95.7	4.5	87.8	71.0	259.0
Total Net sales	$3,299.6	$657.1	$2,865.4	$970.4	$7,792.5

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

The following table presents Net sales by major category for the three and six months ended June 30, 2019 and 2018. Categories are based upon internal classifications.

	Three Months Ended June 30,
	2019		2018
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,232.9	26.6%	$1,078.0	25.8%
Netcomm Products	563.4	12.2	498.7	11.9
Desktops	431.3	9.3	353.6	8.4
Video	348.5	7.5	323.5	7.7
Enterprise and Data Storage (Including Drives)	273.0	5.9	268.8	6.4
Other Hardware	876.1	18.9	864.6	20.8
Total Hardware	3,725.2	80.4	3,387.2	81.0

Software(1)	650.6	14.1	603.3	14.3
Services(1)	223.4	4.8	166.3	4.0
Other(2)	30.7	0.7	29.3	0.7
Total Net sales	$4,629.9	100.0%	$4,186.1	100.0%

	Six Months Ended June 30,
	2019		2018
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$2,210.1	25.7%	$1,943.9	24.9%
Netcomm Products	1,075.8	12.5	986.0	12.7
Desktops	734.9	8.6	664.3	8.5
Video	620.1	7.2	584.2	7.5
Enterprise and Data Storage (Including Drives)	563.7	6.6	518.8	6.7
Other Hardware	1,658.9	19.3	1,601.5	20.7
Total Hardware	6,863.5	79.9	6,298.7	81.0

Software(1)	1,244.4	14.5	1,107.0	14.1
Services(1)	420.0	4.9	329.3	4.2
Other(2)	59.9	0.7	57.5	0.7
Total Net sales	$8,587.8	100.0%	$7,792.5	100.0%

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
The following tables set forth Condensed Consolidating Balance Sheets as of June 30, 2019 and December 31, 2018, Consolidating Statements of Operations for the three and six months ended June 30, 2019 and 2018, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2019 and 2018, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the "Parent Guarantor"), which has no independent assets or operations, the accounts of CDW LLC (the "Subsidiary Issuer"), the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the "Co-Issuer") for the periods indicated. The information is prepared on the same basis as the Company's Consolidated Financial Statements.

Condensed Consolidating Balance Sheet

June 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$97.6	$23.8	$73.1	$—	$—	$194.5
Accounts receivable, net	—	—	2,584.9	382.4	—	—	2,967.3
Merchandise inventory	—	—	577.9	74.3	—	—	652.2
Miscellaneous receivables	—	107.4	276.4	22.2	—	—	406.0
Prepaid expenses and other	—	25.9	124.2	55.2	—	—	205.3
Total current assets	—	230.9	3,587.2	607.2	—	—	4,425.3
Operating lease right-of-use assets	—	21.8	65.2	30.3	—	—	117.3
Property and equipment, net	—	81.8	54.7	26.9	—	—	163.4
Goodwill	—	751.8	1,437.8	335.1	—	—	2,524.7
Other intangible assets, net	—	246.4	237.2	176.9	—	—	660.5
Other assets	0.6	43.0	7.8	178.9	—	(199.6)	30.7
Investment in and advances to subsidiaries	935.5	3,178.7	—	—	—	(4,114.2)	—
Total Assets	$936.1	$4,554.4	$5,389.9	$1,355.3	$—	$(4,313.8)	$7,921.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$—	$38.4	$1,771.6	$245.8	$—	$—	$2,055.8
Accounts payable-inventory financing	—	0.5	451.2	14.0	—	—	465.7
Current maturities of long-term debt	—	14.9	4.1	6.5	—	—	25.5
Contract liabilities	—	—	100.5	100.3	—	—	200.8
Accrued expenses and other current liabilities	—	251.8	378.8	81.9	—	—	712.5
Total current liabilities	—	305.6	2,706.2	448.5	—	—	3,460.3
Long-term liabilities:
Debt	—	3,191.4	4.3	57.6	—	—	3,253.3
Deferred income taxes	—	53.5	40.9	29.9	—	(1.2)	123.1
Operating lease liabilities	—	32.6	27.8	26.2	—	—	86.6
Other liabilities	—	35.8	4.9	220.2	—	(198.4)	62.5
Total long-term liabilities	—	3,313.3	77.9	333.9	—	(199.6)	3,525.5
Total stockholders' equity	936.1	935.5	2,605.8	572.9	—	(4,114.2)	936.1
Total Liabilities and Stockholders' Equity	$936.1	$4,554.4	$5,389.9	$1,355.3	$—	$(4,313.8)	$7,921.9

Condensed Consolidating Balance Sheet

December 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$176.0	$—	$46.7	$—	$(16.9)	$205.8
Accounts receivable, net	—	—	2,331.2	340.0	—	—	2,671.2
Merchandise inventory	—	—	387.4	66.9	—	—	454.3
Miscellaneous receivables	—	110.6	187.7	18.1	—	—	316.4
Prepaid expenses and other	—	17.1	93.8	38.2	—	—	149.1
Total current assets	—	303.7	3,000.1	509.9	—	(16.9)	3,796.8
Property and equipment, net	—	82.3	52.0	21.8	—	—	156.1
Goodwill	—	751.8	1,437.8	273.2	—	—	2,462.8
Other intangible assets, net	—	252.5	300.0	159.7	—	—	712.2
Other assets	1.4	49.8	9.6	140.2	—	(161.2)	39.8
Investment in and advances to subsidiaries	973.8	3,028.9	—	—	—	(4,002.7)	—
Total Assets	$975.2	$4,469.0	$4,799.5	$1,104.8	$—	$(4,180.8)	$7,167.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$—	$39.2	$1,387.9	$166.9	$—	$(16.9)	$1,577.1
Accounts payable-inventory financing	—	0.2	406.1	23.0	—	—	429.3
Current maturities of long-term debt	—	14.9	4.0	6.4	—	—	25.3
Contract liabilities	—	—	95.6	82.7	—	—	178.3
Accrued expenses and other current liabilities	—	217.6	306.7	68.8	—	—	593.1
Total current liabilities	—	271.9	2,200.3	347.8	—	(16.9)	2,803.1
Long-term liabilities:
Debt	—	3,121.3	4.3	57.7	—	—	3,183.3
Deferred income taxes	—	55.9	60.5	26.9	—	(1.4)	141.9
Other liabilities	—	46.1	5.7	172.2	—	(159.8)	64.2
Total long-term liabilities	—	3,223.3	70.5	256.8	—	(161.2)	3,389.4
Total stockholders' equity	975.2	973.8	2,528.7	500.2	—	(4,002.7)	975.2
Total Liabilities and Stockholders' Equity	$975.2	$4,469.0	$4,799.5	$1,104.8	$—	$(4,180.8)	$7,167.7

Consolidating Statement of Operations

Three Months Ended June 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$4,101.4	$528.5	$—	$—	$4,629.9
Cost of sales	—	—	3,414.0	442.1	—	—	3,856.1
Gross profit	—	—	687.4	86.4	—	—	773.8
Selling and administrative expenses	—	32.0	323.8	64.6	—	—	420.4
Advertising expense	—	—	50.4	2.7	—	—	53.1
Operating income (loss)	—	(32.0)	313.2	19.1	—	—	300.3
Interest (expense) income, net	—	(40.2)	0.1	(0.4)	—	—	(40.5)
Other income, net	—	—	0.4	1.0	—	—	1.4
Income (loss) before income taxes	—	(72.2)	313.7	19.7	—	—	261.2
Income tax (expense) benefit	(0.1)	18.5	(81.9)	(1.1)	—	—	(64.6)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(53.7)	231.8	18.6	—	—	196.6
Equity in earnings of subsidiaries	196.7	250.4	—	—	—	(447.1)	—
Net income	$196.6	$196.7	$231.8	$18.6	$—	$(447.1)	$196.6

Consolidating Statement of Operations

Three Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,698.7	$487.4	$—	$—	$4,186.1
Cost of sales	—	—	3,083.0	407.5	—	—	3,490.5
Gross profit	—	—	615.7	79.9	—	—	695.6
Selling and administrative expenses	—	35.1	289.6	56.7	—	—	381.4
Advertising expense	—	—	47.2	1.5	—	—	48.7
Operating income (loss)	—	(35.1)	278.9	21.7	—	—	265.5
Interest (expense) income, net	—	(36.7)	0.9	(1.4)	—	—	(37.2)
Other income, net	—	—	0.1	1.4	—	—	1.5
Income (loss) before income taxes	—	(71.8)	279.9	21.7	—	—	229.8
Income tax (expense) benefit	(0.1)	20.2	(72.0)	(4.9)	—	—	(56.8)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(51.6)	207.9	16.8	—	—	173.0
Equity in earnings of subsidiaries	173.1	224.7	—	—	—	(397.8)	—
Net income	$173.0	$173.1	$207.9	$16.8	$—	$(397.8)	$173.0

Consolidating Statement of Operations

Six Months Ended June 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$7,523.9	$1,063.9	$—	$—	$8,587.8
Cost of sales	—	—	6,254.8	887.1	—	—	7,141.9
Gross profit	—	—	1,269.1	176.8	—	—	1,445.9
Selling and administrative expenses	—	63.9	633.2	127.3	—	—	824.4
Advertising expense	—	—	87.5	4.8	—	—	92.3
Operating income (loss)	—	(63.9)	548.4	44.7	—	—	529.2
Interest (expense) income, net	—	(78.2)	0.2	(0.8)	—	—	(78.8)
Other income, net	—	—	2.1	0.3	—	—	2.4
Income (loss) before income taxes	—	(142.1)	550.7	44.2	—	—	452.8
Income tax (expense) benefit	(0.2)	44.9	(141.3)	(6.7)	—	—	(103.3)
Income (loss) before equity in earnings of subsidiaries	(0.2)	(97.2)	409.4	37.5	—	—	349.5
Equity in earnings of subsidiaries	349.7	446.9	—	—	—	(796.6)	—
Net income	$349.5	$349.7	$409.4	$37.5	$—	$(796.6)	$349.5

Consolidating Statement of Operations

Six Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$6,822.1	$970.4	$—	$—	$7,792.5
Cost of sales	—	—	5,680.0	813.0	—	—	6,493.0
Gross profit	—	—	1,142.1	157.4	—	—	1,299.5
Selling and administrative expenses	—	69.6	562.0	112.5	—	—	744.1
Advertising expense	—	—	82.4	3.4	—	—	85.8
Operating income (loss)	—	(69.6)	497.7	41.5	—	—	469.6
Interest (expense) income, net	—	(73.8)	1.9	(3.0)	—	—	(74.9)
Other income, net	—	—	0.5	0.3	—	—	0.8
Income (loss) before income taxes	—	(143.4)	500.1	38.8	—	—	395.5
Income tax (expense) benefit	(0.2)	41.0	(127.3)	(9.0)	—	—	(95.5)
Income (loss) before equity in earnings of subsidiaries	(0.2)	(102.4)	372.8	29.8	—	—	300.0
Equity in earnings of subsidiaries	300.2	402.6	—	—	—	(702.8)	—
Net income	$300.0	$300.2	$372.8	$29.8	$—	$(702.8)	$300.0

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$184.7	$184.8	$231.8	$10.6	$—	$(427.2)	$184.7
Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income (loss)	$146.4	$146.5	$207.9	$(12.1)	$—	$(342.3)	$146.4
Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$340.7	$340.9	$409.4	$39.4	$—	$(789.7)	$340.7
Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$290.8	$291.0	$372.8	$15.1	$—	$(678.9)	$290.8

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$(7.0)	$317.0	$93.8	$—	$10.7	$414.5
Cash flows used in investing activities:
Capital expenditures	—	(31.2)	(8.0)	(4.7)	—	—	(43.9)
Acquisition of business, net of cash acquired	—	—	—	(75.0)	—	—	(75.0)
Net cash used in investing activities	—	(31.2)	(8.0)	(79.7)	—	—	(118.9)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	891.0	—	—	—	—	891.0
Repayments of borrowings under revolving credit facility	—	(815.0)	—	—	—	—	(815.0)
Repayments of long-term debt	—	(7.5)	—	(2.1)	—	—	(9.6)
Net change in accounts payable-inventory financing	—	0.3	45.1	(9.1)	—	—	36.3
Repurchases of common stock	(332.2)	—	—	—	—	—	(332.2)
Payment of incentive compensation plan withholding taxes	(11.6)	—	—	—	—	—	(11.6)
Dividend payments	(86.3)	—	—	—	—	—	(86.3)
Capital contributions	—	(76.0)	—	76.0	—	—	—
Other	—	22.4	(0.2)	—	—	—	22.2
Distributions and advances from (to) affiliates	430.1	(55.4)	(330.1)	(50.8)	—	6.2	—
Net cash (used in) provided by financing activities	—	(40.2)	(285.2)	14.0	—	6.2	(305.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.7)	—	—	(1.7)
Net (decrease) increase in cash and cash equivalents	—	(78.4)	23.8	26.4	—	16.9	(11.3)
Cash and cash equivalents—beginning of period	—	176.0	—	46.7	—	(16.9)	205.8
Cash and cash equivalents—end of period	$—	$97.6	$23.8	$73.1	$—	$—	$194.5

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(71.8)	$343.9	$74.2	$—	$(14.0)	$332.3
Cash flows used in investing activities:
Capital expenditures	—	(24.2)	(1.9)	(7.5)	—	—	(33.6)
Net cash used in investing activities	—	(24.2)	(1.9)	(7.5)	—	—	(33.6)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	467.5	—	20.6	—	—	488.1
Repayments of borrowings under revolving credit facility	—	(467.5)	—	(6.9)	—	—	(474.4)
Repayments of long-term debt	—	(7.5)	—	—	—	—	(7.5)
Net change in accounts payable-inventory financing	—	(0.9)	(100.8)	(8.7)	—	—	(110.4)
Repurchases of common stock	(176.4)	—	—	—	—	—	(176.4)
Payment of incentive compensation plan withholding taxes	(8.7)	—	—	—	—	—	(8.7)
Dividend payments	(63.8)	—	—	—	—	—	(63.8)
Repayment of intercompany loan	—	—	47.5	(47.5)	—	—	—
Other	—	15.3	(0.2)	(0.2)	—	—	14.9
Distributions and advances from (to) affiliates	248.9	46.3	(288.5)	—	—	(6.7)	—
Net cash (used in) provided by financing activities	—	53.2	(342.0)	(42.7)	—	(6.7)	(338.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.0)	—	—	(4.0)
Net (decrease) increase in cash and cash equivalents	—	(42.8)	—	20.0	—	(20.7)	(43.5)
Cash and cash equivalents—beginning of period	—	113.7	—	32.4	—	(1.9)	144.2
Cash and cash equivalents—end of period	$—	$70.9	$—	$52.4	$—	$(22.6)	$100.7

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

•
General economic conditions are a key factor affecting our results as they impact our customers' willingness to spend on information technology. This is particularly the case for our Corporate and Small Business customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their discrete perceptions of business and general economic conditions. Additionally, changes in trade policy and product constraints from suppliers could have an adverse impact on our business. There continues to be substantial uncertainty regarding the impact of the UK's planned withdrawal from the European Union ("EU") (referred to as "Brexit"). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. To date, CDW UK has not experienced significant changes in the buying behavior of its customers even with the uncertainty related to the timing and terms of Brexit. We have established a presence on the continent to support CDW UK's broader growth opportunities in the EU. This also serves as a contingency plan to address future developments as needed around Brexit.

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
In addition to Non-GAAP operating income and Non-GAAP operating income margin, we believe that the most important financial and non-financial measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP income before income taxes, Non-GAAP net income, Net income per diluted share, Non-GAAP net income per diluted share, free cash flow, return on working capital, Cash and cash equivalents, net working capital, cash conversion cycle (defined to be days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average), debt levels including available credit, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
In this report, we discuss Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes and Non-GAAP net income, which are non-GAAP financial measures.
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

Second Quarter Overview

The results of certain business metrics are as follows:

	Three Months Ended June 30,
(dollars in millions)	2019	2018
Net sales	$4,629.9	$4,186.1
Gross profit	773.8	695.6
Operating income	300.3	265.5
Net income	196.6	173.0
Non-GAAP operating income	358.4	323.8
Non-GAAP net income	237.7	213.2
Average daily sales(1)	72.3	65.4
Net debt(2)	3,084.4	3,139.6
Cash conversion cycle (in days)	16	17

(1)	There were 64 selling days for both the three months ended June 30, 2019 and 2018.

(2)	Defined as Total debt minus Cash and cash equivalents.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended June 30,
	2019		2018
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,629.9	100.0%	$4,186.1	100.0%
Cost of sales	3,856.1	83.3	3,490.5	83.4
Gross profit	773.8	16.7	695.6	16.6
Selling and administrative expenses	420.4	9.1	381.4	9.1
Advertising expense	53.1	1.1	48.7	1.2
Operating income	300.3	6.5	265.5	6.3
Interest expense, net	(40.5)	(0.9)	(37.2)	(0.9)
Other income, net	1.4	—	1.5	—
Income before income taxes	261.2	5.6	229.8	5.5
Income tax expense	(64.6)	(1.4)	(56.8)	(1.4)
Net income	$196.6	4.2%	$173.0	4.1%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended June 30,
	2019		2018
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$1,883.9	40.7%	$1,733.8	41.4%	$150.1	8.7%

Small Business	377.4	8.2	329.5	7.9	47.9	14.5

Public:
Government	578.4	12.5	493.5	11.8	84.9	17.2
Education	773.6	16.7	712.1	17.0	61.5	8.7
Healthcare	488.1	10.5	429.8	10.3	58.3	13.6
Total Public	1,840.1	39.7	1,635.4	39.1	204.7	12.5

Other	528.5	11.4	487.4	11.6	41.1	8.4

Total Net sales	$4,629.9	100.0%	$4,186.1	100.0%	$443.8	10.6%

(1)	There were 64 selling days for both the three months ended June 30, 2019 and 2018.
Total Net sales for the three months ended June 30, 2019 increased $444 million, or 10.6%, to $4,630 million, compared to $4,186 million for the three months ended June 30, 2018. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 11.2%. See "Non-GAAP Financial Measure Reconciliations" below for additional information regarding constant currency Net sales growth.
For the three months ended June 30, 2019, Net sales growth reflected growth across most major product categories, particularly client devices (defined as notebooks/mobile devices and desktops) and NetComm. For additional details, see Note 12 (Segment Information) to the accompanying Consolidated Financial Statements.
Corporate segment Net sales for the three months ended June 30, 2019 increased $150 million, or 8.7%, compared to the three months ended June 30, 2018. Growth was primarily driven by client devices and NetComm.
Small Business segment Net sales for the three months ended June 30, 2019 increased by $48 million, or 14.5%, compared to the three months ended June 30, 2018. Growth was primarily driven by client devices.
Public segment Net sales for the three months ended June 30, 2019 increased $205 million, or 12.5%, compared to the three months ended June 30, 2018. Net sales to Government customers increased 17.2% primarily driven by client devices and NetComm. Net sales to Healthcare customers increased 13.6% primarily driven by client devices. Net sales in Education increased 8.7% primarily driven by video, client devices and NetComm.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended June 30, 2019 increased $41 million, or 8.4%, compared to the three months ended June 30, 2018. The increase in Other was driven by Canada, which includes Scalar. This increase was partially offset by the impact of foreign currency exchange of approximately 540 basis points, due to the unfavorable impact resulting from the British pound and Canadian dollar to US dollar translations.
Gross profit
Gross profit increased $78 million, or 11.2%, to $774 million for the three months ended June 30, 2019, compared to $696 million for the three months ended June 30, 2018. As a percentage of Net sales, Gross profit margin increased 10 basis points to 16.7% for the three months ended June 30, 2019. Gross profit margin was positively impacted by an increase in the mix of netted down revenues that are booked net of costs of goods sold, such as warranties and Software-as-a-Service. This was partially offset by year-over-year Net sales growth out-pacing the year-over-year growth in partner funding.

Selling and administrative expenses
Selling and administrative expenses increased $39 million, or 10.2%, to $420 million for the three months ended June 30, 2019, compared to $381 million for the three months ended June 30, 2018. The increase was driven by higher payroll expenses due to increased coworkers and higher sales payroll expenses, including sales commissions, which are primarily driven by higher gross profit, the inclusion of Scalar expenses, and performance-based compensation consistent with higher attainment against goals. Total coworker count was 9,783, up 866 from 8,917 at June 30, 2018, including the incremental headcount from Scalar. Total coworker count was 9,019 at December 31, 2018.
As a percentage of total Net sales, Selling and administrative expenses remained flat at 9.1% for the three months ended June 30, 2019.
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
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended June 30,
	2019		2018
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$157.2	8.3%	$139.7	8.1%	12.5%
Small Business	26.6	7.0	24.2	7.4	9.5
Public	129.4	7.0	111.5	6.8	16.1
Other(2)	19.1	3.6	21.7	4.5	(12.0)
Headquarters(3)	(32.0)	nm*	(31.6)	nm*	(1.3)
Total Operating income	$300.3	6.5%	$265.5	6.3%	13.1%
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
Operating income was $300 million for the three months ended June 30, 2019, an increase of $35 million, or 13.1%, compared to $266 million for the three months ended June 30, 2018. Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Total operating margin percentage increased 20 basis points to 6.5% for the three months ended June 30, 2019, from 6.3% for the three months ended June 30, 2018.
Corporate segment Operating income was $157 million for the three months ended June 30, 2019, an increase of $18 million, or 12.5%, compared to $140 million for the three months ended June 30, 2018. Corporate segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Corporate segment operating margin percentage increased 20 basis points to 8.3% for the three months ended June 30, 2019, from 8.1% for the three months ended June 30, 2018. This increase in operating margin percentage was primarily driven by an increase in the mix of netted down revenues that are booked net of costs of goods sold.
Small Business segment Operating income was $27 million for the three months ended June 30, 2019, an increase of $2 million, or 9.5%, compared to $24 million for the three months ended June 30, 2018. Small Business segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Small Business segment operating margin percentage decreased 40 basis points to 7.0% for the three months ended June 30, 2019, from 7.4% for the three months ended June 30, 2018. This decrease in operating margin percentage was primarily driven by lower product margin.
Public segment Operating income was $129 million for the three months ended June 30, 2019, an increase of $18 million, or 16.1%, compared to $112 million for the three months ended June 30, 2018. Public segment Operating income increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Public segment operating margin percentage increased 20 basis points to 7.0% for the three months ended June 30, 2019 from 6.8% for the three months ended June 30, 2018. This increase in operating margin percentage was primarily driven by an increase in the mix of netted down revenues that are booked net of costs of goods sold.
Other Operating income was $19 million for the three months ended June 30, 2019, a decrease of $3 million, or 12.0%, compared to $22 million for the three months ended June 30, 2018. Other Operating income decreased primarily due to higher payroll expenses, which was due to the inclusion of Scalar expenses, and the unfavorable translation of the British pound and Canadian dollar to US dollar, partially offset by higher gross profit dollars. Other operating margin percentage decreased 90 basis points to 3.6% for the three months ended June 30, 2019, from 4.5% for the three months ended June 30, 2018. This decrease was primarily driven by higher payroll expenses partially offset by lower intangible asset amortization as a percentage of Net sales.
Income tax expense
Income tax expense was $65 million for the three months ended June 30, 2019, compared to $57 million for the same period of the prior year. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.7% for the both the three months ended June 30, 2019 and 2018 and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the three months ended June 30, 2019 and 2018 below.
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

Non-GAAP operating income
Non-GAAP operating income was $358 million for the three months ended June 30, 2019, an increase of $35 million, or 10.7%, compared to $324 million for the three months ended June 30, 2018. As a percentage of Net sales, Non-GAAP operating income was 7.7% for both the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(dollars in millions)	2019	2018
Operating income	$300.3	$265.5
Amortization of intangibles(1)	44.7	46.6
Equity-based compensation	12.2	11.0
Scalar acquisition and integration expenses	0.7	—
Other adjustments(2)	0.5	0.7
Non-GAAP operating income	$358.4	$323.8
Non-GAAP operating income margin	7.7%	7.7%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation.
Non-GAAP net income
Non-GAAP net income was $238 million for the three months ended June 30, 2019, an increase of $24 million, or 11.5%, compared to $213 million for the three months ended June 30, 2018.

	Three Months Ended June 30,
	2019			2018
(in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$261.2	$(64.6)	$196.6	$229.8	$(56.8)	$173.0
Amortization of intangibles(2)	44.7	(11.2)	33.5	46.6	(11.7)	34.9
Equity-based compensation	12.2	(5.5)	6.7	11.0	(6.3)	4.7
Scalar acquisition and integration expenses	0.7	(0.1)	0.6	—	—	—
Other adjustments(3)	0.5	(0.2)	0.3	0.7	(0.1)	0.6
Non-GAAP	$319.3	$(81.6)	$237.7	$288.1	$(74.9)	$213.2

(1)
Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation and the impact of global intangible low tax income ("GILTI") due to equity-based compensation and amortization of intangibles.

(2)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(3)	Includes other expenses such as payroll taxes on equity-based compensation.

Net sales growth on a constant currency basis
Net sales increased $444 million, or 10.6%, to $4,630 million for the three months ended June 30, 2019, compared to $4,186 million for the three months ended June 30, 2018. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $467 million, or 11.2%.

	Three Months Ended June 30,
(dollars in millions)	2019	2018	% Change(1)
Net sales, as reported	$4,629.9	$4,186.1	10.6%
Foreign currency translation(2)	—	(23.2)
Net sales, on a constant currency basis	$4,629.9	$4,162.9	11.2%

(1)	There were 64 selling days for both the three months ended June 30, 2019 and 2018.

(2)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Six Months Overview

The results of certain business metrics are as follows:

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Net sales	$8,587.8	$7,792.5
Gross profit	1,445.9	1,299.5
Operating income	529.2	469.6
Net income	349.5	300.0
Non-GAAP operating income	645.7	583.2
Non-GAAP net income	423.1	376.0
Average daily sales(1)	67.6	60.9
Net debt(2)	3,084.4	3,139.6
Cash conversion cycle (in days)(3)	16	17

(1)	There were 127 and 128 selling days for the six months ended June 30, 2019 and 2018, respectively.

(2)	Defined as Total debt minus Cash and cash equivalents.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Six Months Ended June 30,
	2019		2018
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$8,587.8	100.0%	$7,792.5	100.0%
Cost of sales	7,141.9	83.2	6,493.0	83.3
Gross profit	1,445.9	16.8	1,299.5	16.7
Selling and administrative expenses	824.4	9.6	744.1	9.5
Advertising expense	92.3	1.1	85.8	1.1
Operating income	529.2	6.2	469.6	6.0
Interest expense, net	(78.8)	(0.9)	(74.9)	(1.0)
Other income, net	2.4	—	0.8	—
Income before income taxes	452.8	5.3	395.5	5.1
Income tax expense	(103.3)	(1.2)	(95.5)	(1.2)
Net income	$349.5	4.1%	$300.0	3.8%
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Six Months Ended June 30,
	2019		2018
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$3,620.1	42.2%	$3,299.6	42.3%	$320.5	9.7%	10.6%

Small Business	733.0	8.5	657.1	8.4	75.9	11.5	12.4

Public:
Government	1,066.8	12.4	912.0	11.7	154.8	17.0	17.9
Education	1,174.0	13.7	1,109.3	14.2	64.7	5.8	6.7
Healthcare	930.0	10.8	844.1	10.8	85.9	10.2	11.1
Total Public	3,170.8	36.9	2,865.4	36.8	305.4	10.7	11.5

Other	1,063.9	12.4	970.4	12.5	93.5	9.6	10.5

Total Net sales	$8,587.8	100.0%	$7,792.5	100.0%	$795.3	10.2%	11.1%

(1)	There were 127 and 128 selling days for the six months ended June 30, 2019 and 2018, respectively.
Total Net sales for the six months ended June 30, 2019 increased $795 million, or 10.2%, to $8,588 million, compared to $7,792 million for the six months ended June 30, 2018. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 10.9%. There was one fewer selling day in the six months ended June 30, 2019 compared to the same period of 2018, and Net sales on an average daily sales basis increased 11.1%. See "Non-GAAP Financial Measure Reconciliations" below for additional information regarding constant currency Net sales growth.
For the six months ended June 30, 2019, Net sales growth reflected growth across most major product categories, particularly client devices, NetComm and software. Additionally, five months of results from Scalar, which was acquired on February 1, 2019, contributed to our Net sales growth. For additional details, see Note 12 (Segment Information) to the accompanying Consolidated Financial Statements.
Corporate segment Net sales for the six months ended June 30, 2019 increased $321 million, or 9.7%, compared to the six months ended June 30, 2018. On an average daily sales basis, Corporate segment Net sales increased 10.6%. Growth was primarily driven by client devices, software and NetComm.
Small Business segment Net sales for the six months ended June 30, 2019 increased by $76 million, or 11.5%, compared to the six months ended June 30, 2018. On an average daily sales basis, Small Business segment Net sales increased 12.4%. Growth was primarily driven by client devices.
Public segment Net sales for the six months ended June 30, 2019 increased $305 million, or 10.7%, compared to the six months ended June 30, 2018. On an average daily sales basis, Public segment Net sales increased 11.5%. The increase was primarily driven by growth in Government and Healthcare. On an average daily sales basis, Net sales to Government and Healthcare customers increased 17.9% and 11.1%, respectively, both primarily driven by client devices, NetComm and software. Net sales in Education increased 6.7% on an average daily sales basis, primarily driven by video and client devices.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the six months ended June 30, 2019 increased $94 million, or 9.6%, compared to the six months ended June 30, 2018. On an average daily sales basis, Net sales in Other increased 10.5%. Both operations grew in local currency and Canada growth included the incremental Net sales from Scalar. The impact of foreign currency exchange decreased Other sales growth by approximately 610 basis points, due to the unfavorable impact resulting from the British pound and Canadian dollar to US dollar translations.
Gross profit
Gross profit increased $146 million, or 11.3%, to $1,446 million for the six months ended June 30, 2019, compared to $1,300 million for the six months ended June 30, 2018. As a percentage of Net sales, Gross profit margin increased 10 basis points to 16.8% for the six months ended June 30, 2019. Gross profit margin was positively impacted by an increase in the mix of netted down revenues that are booked net of costs of goods sold, such as warranties and Software-as-a-Service.
Selling and administrative expenses
Selling and administrative expenses increased $80 million, or 10.8%, to $824 million for the six months ended June 30, 2019, compared to $744 million for the six months ended June 30, 2018. The increase was driven by higher payroll expenses due to higher sales payroll expenses, including sales commissions, which are primarily driven by higher gross profit, the inclusion of Scalar expenses, and performance-based compensation consistent with higher attainment against goals.
As a percentage of total Net sales, Selling and administrative expenses increased 10 basis points to 9.6% during the six months ended June 30, 2019, from 9.5% in the six months ended June 30, 2018.
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

Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Six Months Ended June 30,
	2019		2018
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$291.9	8.1%	$262.6	8.0%	11.2%
Small Business	51.0	7.0	46.2	7.0	10.4
Public	205.5	6.5	181.7	6.3	13.1
Other(2)	44.7	4.2	41.5	4.3	7.8
Headquarters(3)	(63.9)	nm*	(62.4)	nm*	2.4
Total Operating income	$529.2	6.2%	$469.6	6.0%	12.7%
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
Operating income was $529 million for the six months ended June 30, 2019, an increase of $60 million, or 12.7%, compared to $470 million for the six months ended June 30, 2018. Operating income increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses. Total operating margin percentage increased 20 basis points to 6.2% for the six months ended June 30, 2019, from 6.0% for the six months ended June 30, 2018, due to product margin improvement.
Corporate segment Operating income was $292 million for the six months ended June 30, 2019, an increase of $29 million, or 11.2%, compared to $263 million for the six months ended June 30, 2018. Corporate segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Corporate segment operating margin percentage increased 10 basis points to 8.1% for the six months ended June 30, 2019, from 8.0% for the six months ended June 30, 2018, due to an increase in the mix of netted down revenues that are booked net of costs of goods sold.
Small Business segment Operating income was $51 million for the six months ended June 30, 2019, an increase of $5 million, or 10.4%, compared to $46 million for the six months ended June 30, 2018. Small Business segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Small Business segment operating margin percentage remained flat at 7.0% for the six months ended June 30, 2019 and 2018.
Public segment Operating income was $206 million for the six months ended June 30, 2019, an increase of $24 million, or 13.1%, compared to $182 million for the six months ended June 30, 2018. Public segment Operating income increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Public segment operating margin percentage increased 20 basis points to 6.5% for the six months ended June 30, 2019, from 6.3% for the six months ended June 30, 2018, due to product margin improvement and an increase in the mix of netted down revenues that are booked net of costs of goods sold, partially offset by higher payroll expenses.
Other Operating income was $45 million for the six months ended June 30, 2019, an increase of $3 million, or 7.8%, compared to $42 million for the six months ended June 30, 2018. Other Operating income increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses and the unfavorable translation of the British pound and Canadian dollar to US dollar. Other operating margin percentage decreased 10 basis points to 4.2% for the six months ended June 30, 2019, from 4.3% for the six months ended June 30, 2018. This decrease was primarily driven by higher payroll expenses, partially offset by gross margin improvement and lower intangible asset amortization as a percentage of Net sales.
Income tax expense
Income tax expense was $103 million for the six months ended June 30, 2019, compared to $96 million for the same period of the prior year. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.8% and 24.1% for the six months ended June 30, 2019 and 2018, respectively, and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation.

The lower effective tax rate for the six months ended June 30, 2019 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada's acquisition of Scalar.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the six months ended June 30, 2019 and 2018 below.
Non-GAAP operating income
Non-GAAP operating income was $646 million for the six months ended June 30, 2019, an increase of $63 million, or 10.7%, compared to $583 million for the six months ended June 30, 2018. As a percentage of Net sales, Non-GAAP operating income was 7.5% for both the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Operating income	$529.2	$469.6
Amortization of intangibles(1)	89.1	93.3
Equity-based compensation	24.9	19.1
Scalar acquisition and integration expenses	1.1	—
Other adjustments(2)	1.4	1.2
Non-GAAP operating income	$645.7	$583.2
Non-GAAP operating income margin	7.5%	7.5%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation.
Non-GAAP net income
Non-GAAP net income was $423 million for the six months ended June 30, 2019, an increase of $47 million, or 12.5%, compared to $376 million for the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019			2018
(in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$452.8	$(103.3)	$349.5	$395.5	$(95.5)	$300.0
Amortization of intangibles(2)	89.1	(22.5)	66.6	93.3	(24.0)	69.3
Equity-based compensation	24.9	(16.8)	8.1	19.1	(13.3)	5.8
Scalar acquisition and integration expenses(3)	1.1	(3.2)	(2.1)	—	—	—
Other adjustments(4)	1.4	(0.4)	1.0	1.2	(0.3)	0.9
Non-GAAP	$569.3	$(146.2)	$423.1	$509.1	$(133.1)	$376.0

(1)	Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation and the impact of GILTI due to equity-based compensation and amortization of intangibles.

(2)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(3)	Includes a $3 million discrete tax benefit related to CDW Canada's acquisition of Scalar.

(4)	Includes other expenses such as payroll taxes on equity-based compensation.
Net sales growth on a constant currency basis
Net sales increased $795 million, or 10.2%, to $8,588 million for the six months ended June 30, 2019, compared to $7,792 million for the six months ended June 30, 2018. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $846 million, or 10.9%.

	Six Months Ended June 30,
(dollars in millions)	2019	2018	% Change	Average Daily % Change(1)
Net sales, as reported	$8,587.8	$7,792.5	10.2%	11.1%
Foreign currency translation(2)	—	(50.9)
Net sales, on a constant currency basis	$8,587.8	$7,741.6	10.9%	11.8%

(1)	There were 127 and 128 selling days for the six months ended June 30, 2019 and 2018, respectively.

(2)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of June 30, 2019, we also have $973 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($63 million at June 30, 2019) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
Long-Term Debt and Financing Arrangements
As of June 30, 2019, we had total indebtedness of $3.3 billion, of which $1.6 billion was secured indebtedness. At June 30, 2019, we were in compliance with the covenants under our various credit agreements and indentures. For additional details, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
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

Share Repurchase Program

During the six months ended June 30, 2019, we repurchased 3.4 million shares of our common stock for $332 million under the previously announced share repurchase program. For additional details on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2019 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.295	February 7, 2019	February 25, 2019	March 12, 2019
$0.295	May 1, 2019	May 24, 2019	June 11, 2019

On July 31, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.295 per common share. The dividend will be paid on September 10, 2019 to all stockholders of record as of the close of business on August 26, 2019.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$414.5	$332.3
Investing activities	(118.9)	(33.6)
Net change in accounts payable-inventory financing	36.3	(110.4)
Other financing activities	(341.5)	(227.8)
Financing activities	(305.2)	(338.2)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(4.0)
Net decrease in cash and cash equivalents	$(11.3)	$(43.5)
Operating Activities

	Six Months Ended June 30,
(in millions)	2019	2018	Change
Net income	$349.5	$300.0	$49.5
Adjustments for the impact of non-cash items(1)	138.1	129.0	9.1
Net income adjusted for the impact of non-cash items(2)	487.6	429.0	58.6
Changes in assets and liabilities:
Accounts receivable(3)	(230.1)	(295.2)	65.1
Merchandise inventory(4)	(197.3)	(167.7)	(29.6)
Accounts payable-trade(5)	414.9	386.8	28.1
Other(6)	(60.6)	(20.6)	(40.0)
Net cash provided by operating activities	$414.5	$332.3	$82.2

(1)	Includes items such as deferred income taxes, depreciation and amortization, and equity-based compensation expense.

(2)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth, partially offset by higher payroll expenses.

(3)	The change in Accounts receivable is primarily due to improved collections.

(4)	The change in Merchandise inventory is due to higher customer-driven and strategic stocking positions.

(5)	The change in Accounts payable-trade is due to increased sales in 2019 and the mix of vendors with longer payment terms.

(6)	The change in Other is primarily driven by an increase in the receivables from vendors due to the growth in business and lower accrued compensation expense in 2019.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2019	2018
Days of sales outstanding ("DSO")(1)	52	50
Days of supply in inventory ("DIO")(2)	14	13
Days of purchases outstanding ("DPO")(3)	(50)	(46)
Cash conversion cycle	16	17

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

The cash conversion cycle decreased to 16 days at June 30, 2019, compared to 17 days at June 30, 2018. DSO, DIO and DPO increased 2, 1 and 4 days, respectively, compared to June 30, 2018. The increase in DSO was primarily driven by higher Net sales and third-party services such as software as a service and warranties. These sales have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheets on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. This also results in a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheets without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. In addition to the impact of these services on DPO, DPO also increased due to the mix of payables with certain vendors that have longer payment terms. Additionally, DIO increased due to higher customer-driven and strategic stocking positions.
Investing Activities
Net cash used in investing activities increased by $85 million in the six months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily due to the completion of our acquisition of Scalar on February 1, 2019. Additionally, Capital expenditures were $44 million and $34 million for the six months ended June 30, 2019 and 2018, respectively. The increase in capital expenditures is primarily due to the timing of investments for improvements to our information technology systems.
Financing Activities
Net cash used in financing activities decreased by $33 million in the six months ended June 30, 2019 compared to the same period of the prior year. The decrease was primarily driven by further leveraging our inventory financing arrangements and borrowings under our revolving credit facilities, which were partially offset by our share repurchases and increasing our dividends per share during the six months ended June 30, 2019. For additional details regarding our debt activities, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 11 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this report is incorporated herein by reference.
Item 1A. Risk Factors
See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company's purchases of its common stock during the three months ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
April 1 through April 30, 2019	0.4	$102.45	0.4	$1,117.7
May 1 through May 31, 2019	0.6	$104.78	0.6	$1,059.4
June 1 through June 30, 2019	0.5	$104.73	0.5	$1,003.4
Total	1.5		1.5

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith

**	These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	July 31, 2019	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)