Form 10-Q
period 2019-09-30
CDW Corp
filed 2019-10-31
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 28, 2019, there were 143,680,653 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except per-share amounts)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$166.9	$205.8
Accounts receivable, net of allowance for doubtful accounts of $9.1 and $7.0, respectively	2,899.5	2,671.2
Merchandise inventory	603.6	454.3
Miscellaneous receivables	432.2	316.4
Prepaid expenses and other	193.1	149.1
Total current assets	4,295.3	3,796.8
Operating lease right-of-use assets	84.2	—
Property and equipment, net	171.1	156.1
Goodwill	2,515.9	2,462.8
Other intangible assets, net	616.1	712.2
Other assets	20.5	39.8
Total Assets	$7,703.1	$7,167.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,900.0	$1,577.1
Accounts payable-inventory financing	411.7	429.3
Current maturities of long-term debt	25.4	25.3
Contract liabilities	212.1	178.3
Accrued expenses and other current liabilities:
Compensation	191.4	186.4
Advertising	158.0	119.2
Sales and income taxes	51.4	55.5
Other	291.0	232.0
Total current liabilities	3,241.0	2,803.1
Long-term liabilities:
Debt	3,259.0	3,183.3
Deferred income taxes	111.3	141.9
Operating lease liabilities	81.7	—
Other liabilities	75.0	64.2
Total long-term liabilities	3,527.0	3,389.4
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 143.9 and 147.7 shares outstanding, respectively	1.4	1.5
Paid-in capital	3,073.2	2,996.9
Accumulated deficit	(1,985.4)	(1,892.6)
Accumulated other comprehensive loss	(154.1)	(130.6)
Total stockholders' equity	935.1	975.2
Total Liabilities and Stockholders' Equity	$7,703.1	$7,167.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$4,907.7	$4,373.2	$13,495.5	$12,165.7
Cost of sales	4,091.2	3,659.6	11,233.1	10,152.6
Gross profit	816.5	713.6	2,262.4	2,013.1
Selling and administrative expenses	444.9	390.7	1,269.3	1,134.8
Advertising expense	51.0	48.1	143.3	133.9
Operating income	320.6	274.8	849.8	744.4
Interest expense, net	(42.3)	(36.6)	(121.1)	(111.5)
Other (expense) income, net	(17.4)	0.2	(15.0)	1.0
Income before income taxes	260.9	238.4	713.7	633.9
Income tax expense	(59.2)	(54.7)	(162.5)	(150.2)
Net income	$201.7	$183.7	$551.2	$483.7

Net income per common share:
Basic	$1.39	$1.22	$3.78	$3.19
Diluted	$1.37	$1.20	$3.72	$3.14

Weighted-average common shares outstanding:
Basic	144.5	150.9	145.7	151.6
Diluted	147.2	153.7	148.2	154.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$201.7	$183.7	$551.2	$483.7
Other comprehensive income (loss):
Unrealized (loss) gain from hedge accounting, net of tax	(0.4)	(1.0)	(12.8)	3.1
Reclassification of hedge accounting gain to net income, net of tax	0.3	1.1	2.0	2.5
Foreign currency translation, net of tax	(14.6)	(3.2)	(12.7)	(17.9)
Other comprehensive loss	(14.7)	(3.1)	(23.5)	(12.3)
Comprehensive income	$187.0	$180.6	$527.7	$471.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in millions) (unaudited)

	Three Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of June 30, 2019	145.0	$1.5	$3,047.6	$(1,973.6)	$(139.4)	$936.1
Net income	—	—	—	201.7	—	201.7
Equity-based compensation expense	—	—	12.9	—	—	12.9
Stock option exercises	0.3	—	8.6	—	—	8.6
Coworker stock purchase plan	—	—	3.9	—	—	3.9
Repurchases of common stock	(1.4)	(0.1)	—	(161.0)	—	(161.1)
Dividends paid ($0.295 per share)	—	—	0.2	(42.8)	—	(42.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(9.7)	—	(9.7)
Foreign currency translation	—	—	—	—	(14.6)	(14.6)
Unrealized loss from hedge accounting	—	—	—	—	(0.4)	(0.4)
Realized gain from hedge accounting	—	—	—	—	0.3	0.3
Balance as of September 30, 2019	143.9	$1.4	$3,073.2	$(1,985.4)	$(154.1)	$935.1

	Three Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of June 30, 2018	151.5	$1.5	$2,953.3	$(1,780.8)	$(105.1)	$1,068.9
Net income	—	—	—	183.7	—	183.7
Equity-based compensation expense	—	—	9.9	—	—	9.9
Stock option exercises	—	—	4.5	—	—	4.5
Coworker stock purchase plan	—	—	3.0	—	—	3.0
Repurchases of common stock	(0.6)	—	—	(56.1)	—	(56.1)
Dividends paid ($0.210 per share)	—	—	0.2	(31.9)	—	(31.7)
Incentive compensation plan stock withheld for taxes	—	—	—	(18.4)	—	(18.4)
Foreign currency translation	—	—	—	—	(3.2)	(3.2)
Unrealized loss from hedge accounting	—	—	—	—	(1.0)	(1.0)
Realized gain from hedge accounting	—	—	—	—	1.1	1.1
Balance as of September 30, 2018	150.9	$1.5	$2,970.9	$(1,703.5)	$(108.2)	$1,160.7

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2018	147.7	$1.5	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	551.2	—	551.2
Equity-based compensation expense	—	—	36.9	—	—	36.9
Stock option exercises	1.0	—	27.6	—	—	27.6
Coworker stock purchase plan	—	—	11.2	—	—	11.2
Repurchases of common stock	(4.8)	(0.1)	—	(493.2)	—	(493.3)
Dividends paid ($0.885 per share)	—	—	0.6	(129.5)	—	(128.9)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.3)	—	(21.3)
Foreign currency translation	—	—	—	—	(12.7)	(12.7)
Unrealized loss from hedge accounting	—	—	—	—	(12.8)	(12.8)
Realized gain from hedge accounting	—	—	—	—	2.0	2.0
Balance as of September 30, 2019	143.9	$1.4	$3,073.2	$(1,985.4)	$(154.1)	$935.1

	Nine Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017	153.1	$1.5	$2,911.6	$(1,831.6)	$(95.9)	$985.6
Net income	—	—	—	483.7	—	483.7
Equity-based compensation expense	—	—	26.0	—	—	26.0
Stock option exercises	0.7	—	24.4	—	—	24.4
Coworker stock purchase plan	0.1	—	8.4	—	—	8.4
Repurchases of common stock	(3.0)	—	—	(232.5)	—	(232.5)
Dividends paid ($0.640 per share)	—	—	0.5	(96.0)	—	(95.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(27.1)	—	(27.1)
Foreign currency translation	—	—	—	—	(17.9)	(17.9)
Unrealized gain from hedge accounting	—	—	—	—	3.1	3.1
Realized gain from hedge accounting	—	—	—	—	2.5	2.5
Balance as of September 30, 2018	150.9	$1.5	$2,970.9	$(1,703.5)	$(108.2)	$1,160.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$551.2	$483.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197.5	198.7
Equity-based compensation expense	37.7	29.9
Deferred income taxes	(33.5)	(39.2)
Other	25.2	8.7
Changes in assets and liabilities:
Accounts receivable	(171.8)	(334.3)
Merchandise inventory	(151.1)	(72.1)
Other assets	(82.2)	(66.1)
Accounts payable-trade	264.0	300.6
Other liabilities	45.3	92.4
Net cash provided by operating activities	682.3	602.3
Cash flows used in investing activities:
Capital expenditures	(75.0)	(53.4)
Acquisition of business, net of cash acquired	(75.0)	—
Net cash used in investing activities	(150.0)	(53.4)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facility	1,860.5	688.9
Repayments of borrowings under revolving credit facility	(1,834.5)	(681.9)
Repayments of long-term debt	(19.7)	(18.2)
Proceeds from issuance of long-term debt	600.0	—
Payments to extinguish long-term debt	(538.1)	—
Net change in accounts payable-inventory financing	(17.4)	(90.1)
Repurchases of common stock	(493.3)	(232.5)
Payment of incentive compensation plan withholding taxes	(21.3)	(27.1)
Dividend payments	(128.9)	(95.5)
Other	24.2	21.1
Net cash used in financing activities	(568.5)	(435.3)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(2.7)
Net (decrease) increase in cash and cash equivalents	(38.9)	110.9
Cash and cash equivalents—beginning of period	205.8	144.2
Cash and cash equivalents—end of period	$166.9	$255.1
Supplementary disclosure of cash flow information:
Interest paid	$(124.8)	$(117.4)
Taxes paid, net	$(203.0)	$(200.5)

The accompanying notes are an integral part of the Consolidated Financial Statements.

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation ("Parent"), a Fortune 500 company and member of the S&P 500 Index, is a leading provider of integrated information technology ("IT") solutions with multi-national capabilities to small, medium and large business, government, education and healthcare customers in the United States ("US"), the United Kingdom ("UK") and Canada. The Company's offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "December 31, 2018 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2018 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2018 Consolidated Financial Statements include a discussion of the significant accounting policies and estimates used in the preparation of the Company's Consolidated Financial Statements. Except as noted below for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842"), there have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2019.

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
Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require considerations of historical information, current information and reasonable and supportable forecasts. The ASU also expands the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses. The ASU will be adopted on January 1, 2020. The Company has established a cross-functional implementation team to analyze the effect of the ASU.  The analysis includes identifying pools of receivables, evaluating and assessing estimation methodologies, assessing policy elections, and evaluating its business processes and internal controls to meet the ASU’s accounting, reporting and disclosure requirements.  The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.
Accounting for Leases
On January 1, 2019, the Company adopted and applied Topic 842 resulting in the recognition of right-of-use assets and additional lease liabilities of $81 million as of January 1, 2019, mainly related to operating leases for the Company's real estate portfolio. For additional details regarding the impact to the Company's Consolidated Balance Sheets from adopting this standard, see Note 9 (Leases).

3.	Acquisition
On February 1, 2019, the Company completed the acquisition of all issued and outstanding shares of Scalar Decisions Inc. ("Scalar"), a leading technology solutions provider in Canada, for a total final purchase price of $88 million of which $13 million is deferred to satisfy potential indemnity obligations and is expected to be paid in the first quarter of 2021. The financial results of Scalar have been included in the Company's Consolidated Financial Statements since the date of the acquisition. The financial results are included in the CDW Canada operating segment which is shown in an all other category ("Other") along with CDW UK. The purchase price allocation is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available.

The preliminary purchase price allocation is as follows:

(in millions)	Acquisition-Date Fair Value
Net assets acquired	$5.7
Identified intangible assets(1)	20.3
Goodwill(2)	62.0
Total purchase price	$88.0

(1)	Net of a related deferred tax liability of $7 million.

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
Amounts included in Accounts payable-inventory financing are as follows:

(in millions)	September 30, 2019	December 31, 2018
Revolving Loan inventory financing agreement(1)	$382.1	$406.3
Other inventory financing agreements	29.6	23.0
Accounts payable-inventory financing	$411.7	$429.3

(1)
The Senior Secured Asset-Based Revolving Credit Facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

5.	Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of September 30, 2019 and December 31, 2018, the contract liability balance was $212 million and $178 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $117 million and $153 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2019 related to noncancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

(in millions)	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$40.2	$17.6	$5.1	$0.3

6.	Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month London Interbank Offered Rate ("LIBOR") exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During 2019, the Company entered into interest rate cap agreements with a combined notional value of $1.2 billion resulting in premiums paid to the counterparties of $6 million.
As of September 30, 2019 and December 31, 2018, the Company had the following interest rate cap agreements for which the fair values are classified within Other assets on the Consolidated Balance Sheets:

			September 30, 2019	December 31, 2018
Notional Value (in millions)	Effective Date	Maturity Date	Fair Value (in millions)	Fair Value (in millions)
$1,400.0	December 31, 2018	December 31, 2020	$0.1	$10.6
1,400.0	December 31, 2020	December 31, 2022	1.0	1.5
			$1.1	$12.1

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
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The Company recorded an insignificant loss and a loss of $13 million, net of tax, into Accumulated other comprehensive loss for the three and nine months ended September 30, 2019, respectively. The Company recorded a loss of $1 million and a gain of $3 million, net of tax, into Accumulated other comprehensive loss for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2019, the Company reclassified an insignificant amount and $2 million, respectively, from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. During the three and nine months ended September 30, 2018, the Company reclassified $1 million and $3 million, respectively, from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. The Company expects to reclassify $7 million from Accumulated other comprehensive loss to earnings within Interest expense, net during the next 12 months.

7.	Long-Term Debt

		As of September 30, 2019		As of December 31, 2018
(dollars in millions)	Maturity	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
CDW UK revolving credit facility(1)	July 2021	—%	$—	—%	$—
Senior secured asset-based revolving credit facility	March 2022	3.31%	26.0	—%	—
Total credit facilities			26.0		—

Term Loans
CDW UK term loan(1)	August 2021	2.16%	56.5	2.29%	65.0
Senior secured term loan facility(2)	August 2023	3.80%	1,442.0	4.10%	1,453.2
Total term loans			1,498.5		1,518.2

Unsecured Senior Notes
Senior notes due 2023 ("2023 Senior Notes")	September 2023	—%	—	5.00%	525.0
Senior notes due 2024 ("2024 Senior Notes")	December 2024	5.50%	575.0	5.50%	575.0
Senior notes due 2025 ("2025 Senior Notes")	September 2025	5.00%	600.0	5.00%	600.0
Senior notes due 2028 ("2028 Senior Notes")	April 2028	4.25%	600.0	—%	—
Total unsecured senior notes			1,775.0		1,700.0

Other long-term obligations			4.4		8.3
Unamortized deferred financing fees			(19.5)		(17.9)
Current maturities of long-term debt			(25.4)		(25.3)
Total long-term debt			$3,259.0		$3,183.3

(1)	British pound-denominated debt facilities.

(2)	See Note 14 (Subsequent Events).
As of September 30, 2019, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facilities
The Company has a variable rate CDW UK revolving credit facility that is denominated in British pounds. As of September 30, 2019, the Company could have borrowed up to an additional £50 million ($61 million at September 30, 2019) under the CDW UK revolving credit facility.
The Company also has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of September 30, 2019, the Revolving Loan had less than $1 million of undrawn letters of credit, $356 million reserved for the floorplan sub-facility and a borrowing base of $2.2 billion, which is based on the amount of eligible inventory and accounts receivable balances as of August 31, 2019. As of September 30, 2019, the Company could have borrowed up to an additional $1.1 billion under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 4 (Inventory Financing Agreements)), deposits and accounts receivable, and by a second priority interest in substantially all other US assets.

Term Loans
The CDW UK term loan has a variable interest rate. The Company is required to make annual principal installments of £5 million ($6 million at September 30, 2019), with the remaining principal amount due at the maturity date.
The CDW UK term loan agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of September 30, 2019, the amount of restricted payment capacity under the CDW UK term loan was £134 million ($165 million at September 30, 2019).
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps (see Note 6 (Financial Instruments)). The interest rate disclosed in the table above represents the variable interest rates in effect for September 30, 2019 and December 31, 2018, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of September 30, 2019, the amount of CDW's restricted payment capacity under the Term Loan was $1.7 billion.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 4 (Inventory Financing Agreements), deposits and accounts receivable, and by a first priority interest in substantially all other US assets.
Unsecured Senior Notes
The 2024 Senior Notes and 2025 Senior Notes have a fixed interest rate, for which interest is paid semi-annually.

On September 26, 2019, the Company completed the issuance of $600 million aggregate principal amount of 4.25% Senior Notes due 2028 at par. The 2028 Senior Notes will mature on April 1, 2028 and bear interest at a rate of 4.25% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2020. The net proceeds from the issuance of the 2028 Senior Notes were primarily used to redeem all of the remaining $525 million aggregate principal amount of the 2023 Senior Notes at a redemption price of 102.5% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption, and to pay fees and expenses related to the issuance and redemption. The redemption date was October 12, 2019. On the same date, the indenture governing the 2023 Senior Notes was satisfied and discharged.
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

The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, are as follows:

(in millions)	September 30, 2019	December 31, 2018
Fair value	$3,412.3	$3,145.8
Carrying value	3,303.9	3,226.5

8.	Income Taxes
Income tax expense was $59 million for the three months ended September 30, 2019, compared to $55 million for the same period of the prior year. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.7% and 22.9% for the three months ended September 30, 2019 and 2018, respectively, and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation.
Income tax expense was $163 million for the nine months ended September 30, 2019, compared to $150 million for the same period of the prior year. The effective tax rate was 22.8% and 23.7% for the nine months ended September 30, 2019 and 2018, respectively, and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation.

9.	Leases
The Company has operating leases primarily for real estate, data centers and equipment. Lease terms range from 1 year to 17 years.
Supplemental Consolidated Balance Sheet information related to the Company's operating leases is as follows:

(in millions)	Classification on the Consolidated Balance Sheets	September 30, 2019
Assets
	Operating lease right-of-use assets	$84.2

Liabilities
Current	Accrued expenses and other current liabilities - Other	$30.6
Long-term	Long-term operating lease liabilities	81.7
Total lease liabilities		$112.3

Lease term and discount rate		September 30, 2019
Weighted average remaining lease term (years)		5.8
Weighted average discount rate		4.53%

The components of operating lease expense are as follows:

(in millions) Financial statement line item	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of sales	$43.9	$57.7
Selling and administrative expenses	7.0	21.9
Total lease cost	$50.9	$79.6

Maturities of operating lease liabilities are as follows:

(in millions)	September 30, 2019
Remainder of 2019	$8.2
2020	31.5
2021	22.2
2022	15.0
2023	11.7
Thereafter	38.3
Total lease payments	$126.9
Less: Interest	(14.6)
Present value of lease liabilities	$112.3

Supplemental cash flow information related to operating leases is as follows:

(in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$79.5
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$56.0

As of September 30, 2019, the Company has an additional operating lease commitment that has not yet commenced of $99 million. This operating lease is expected to commence in 2019 with a lease term of 17 years.

10.	Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Basic weighted-average shares outstanding	144.5	150.9	145.7	151.6
Effect of dilutive securities(1)	2.7	2.8	2.5	2.5
Diluted weighted-average shares outstanding(2)	147.2	153.7	148.2	154.1

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2019 and 2018 as their inclusion would have had an anti-dilutive effect.

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
As of September 30, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Information about the Company's segments is as follows:

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2019
Net sales	$1,913.5	$386.2	$2,100.9	$507.1	$—	$4,907.7
Operating income (loss)	138.9	27.2	168.4	21.9	(35.8)	320.6
Depreciation and amortization expense	(21.7)	(5.6)	(15.0)	(7.9)	(18.0)	(68.2)

Three Months Ended September 30, 2018
Net sales	$1,706.5	$340.0	$1,875.1	$451.6	$—	$4,373.2
Operating income (loss)	125.7	23.8	136.6	19.2	(30.5)	274.8
Depreciation and amortization expense	(21.8)	(5.5)	(12.9)	(7.3)	(18.3)	(65.8)

(in millions)	Corporate	Small Business	Public	Other	Headquarters	Total
Nine Months Ended September 30, 2019
Net sales	$5,533.6	$1,119.2	$5,271.7	$1,571.0	$—	$13,495.5
Operating income (loss)	430.8	78.2	373.9	66.6	(99.7)	849.8
Depreciation and amortization expense	(64.8)	(16.8)	(41.4)	(23.1)	(51.4)	(197.5)

Nine Months Ended September 30, 2018
Net sales	$5,006.1	$997.1	$4,740.5	$1,422.0	$—	$12,165.7
Operating income (loss)	388.3	70.0	318.3	60.7	(92.9)	744.4
Depreciation and amortization expense	(66.8)	(16.6)	(38.4)	(25.1)	(51.8)	(198.7)

Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2019
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,910.9	$386.2	$2,100.9	$7.6	$4,405.6
Rest of World	2.6	—	—	499.5	502.1
Total Net sales	1,913.5	386.2	2,100.9	507.1	4,907.7

Major Product and Services
Hardware	1,528.0	326.6	1,711.3	358.3	3,924.2
Software	269.1	47.6	324.4	66.1	707.2
Services	97.9	6.7	59.0	80.2	243.8
Other(2)	18.5	5.3	6.2	2.5	32.5
Total Net sales	1,913.5	386.2	2,100.9	507.1	4,907.7

Sales by Channel
Corporate	1,913.5	—	—	—	1,913.5
Small Business	—	386.2	—	—	386.2
Government	—	—	793.4	—	793.4
Education	—	—	807.0	—	807.0
Healthcare	—	—	500.5	—	500.5
Other	—	—	—	507.1	507.1
Total Net sales	1,913.5	386.2	2,100.9	507.1	4,907.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,743.4	364.0	1,939.3	443.8	4,490.5
Transferred at a point in time where CDW is agent	111.0	19.6	79.6	15.5	225.7
Transferred over time where CDW is principal	59.1	2.6	82.0	47.8	191.5
Total Net sales	$1,913.5	$386.2	$2,100.9	$507.1	$4,907.7

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

	Three Months Ended September 30, 2018
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,704.1	$340.0	$1,875.1	$6.8	$3,926.0
Rest of World	2.4	—	—	444.8	447.2
Total Net sales	1,706.5	340.0	1,875.1	451.6	4,373.2

Major Product and Services
Hardware	1,379.5	284.0	1,530.8	363.6	3,557.9
Software	227.5	44.3	291.0	45.6	608.4
Services	83.1	6.6	48.8	40.5	179.0
Other(2)	16.4	5.1	4.5	1.9	27.9
Total Net sales	1,706.5	340.0	1,875.1	451.6	4,373.2

Sales by Channel
Corporate	1,706.5	—	—	—	1,706.5
Small Business	—	340.0	—	—	340.0
Government	—	—	639.3	—	639.3
Education	—	—	793.1	—	793.1
Healthcare	—	—	442.7	—	442.7
Other	—	—	—	451.6	451.6
Total Net sales	1,706.5	340.0	1,875.1	451.6	4,373.2

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,571.6	321.0	1,764.6	402.8	4,060.0
Transferred at a point in time where CDW is agent	85.7	16.9	64.3	12.3	179.2
Transferred over time where CDW is principal	49.2	2.1	46.2	36.5	134.0
Total Net sales	$1,706.5	$340.0	$1,875.1	$451.6	$4,373.2

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

	Nine Months Ended September 30, 2019
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$5,525.5	$1,119.2	$5,271.7	$24.8	$11,941.2
Rest of World	8.1	—	—	1,546.2	1,554.3
Total Net sales	5,533.6	1,119.2	5,271.7	1,571.0	13,495.5

Major Product and Services
Hardware	4,411.6	937.5	4,297.6	1,143.0	10,789.7
Software	784.8	145.0	808.0	213.3	1,951.1
Services	284.0	20.8	150.8	206.3	661.9
Other(2)	53.2	15.9	15.3	8.4	92.8
Total Net sales	5,533.6	1,119.2	5,271.7	1,571.0	13,495.5

Sales by Channel
Corporate	5,533.6	—	—	—	5,533.6
Small Business	—	1,119.2	—	—	1,119.2
Government	—	—	1,860.2	—	1,860.2
Education	—	—	1,981.0	—	1,981.0
Healthcare	—	—	1,430.5	—	1,430.5
Other	—	—	—	1,571.0	1,571.0
Total Net sales	5,533.6	1,119.2	5,271.7	1,571.0	13,495.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	5,033.4	1,054.7	4,908.0	1,383.7	12,379.8
Transferred at a point in time where CDW is agent	333.7	59.4	190.9	42.0	626.0
Transferred over time where CDW is principal	166.5	5.1	172.8	145.3	489.7
Total Net sales	$5,533.6	$1,119.2	$5,271.7	$1,571.0	$13,495.5

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

	Nine Months Ended September 30, 2018
(in millions)	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$4,999.9	$997.1	$4,740.5	$24.0	$10,761.5
Rest of World	6.2	—	—	1,398.0	1,404.2
Total Net sales	5,006.1	997.1	4,740.5	1,422.0	12,165.7

Major Product and Services
Hardware	4,013.4	829.4	3,876.7	1,136.9	9,856.4
Software	699.6	131.2	730.5	154.0	1,715.3
Services	242.3	20.6	120.5	124.8	508.2
Other(2)	50.8	15.9	12.8	6.3	85.8
Total Net sales	5,006.1	997.1	4,740.5	1,422.0	12,165.7

Sales by Channel
Corporate	5,006.1	—	—	—	5,006.1
Small Business	—	997.1	—	—	997.1
Government	—	—	1,551.3	—	1,551.3
Education	—	—	1,902.4	—	1,902.4
Healthcare	—	—	1,286.8	—	1,286.8
Other	—	—	—	1,422.0	1,422.0
Total Net sales	5,006.1	997.1	4,740.5	1,422.0	12,165.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	4,581.3	940.0	4,445.8	1,277.4	11,244.5
Transferred at a point in time where CDW is agent	279.9	50.5	160.7	37.1	528.2
Transferred over time where CDW is principal	144.9	6.6	134.0	107.5	393.0
Total Net sales	$5,006.1	$997.1	$4,740.5	$1,422.0	$12,165.7

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

The following table presents Net sales by major category for the three and nine months ended September 30, 2019 and 2018. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2019		2018
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,325.6	27.0%	$1,124.8	25.7%
Netcomm Products	567.3	11.6	582.4	13.3
Desktops	448.4	9.1	349.0	8.0
Video	353.3	7.2	320.5	7.3
Enterprise and Data Storage (Including Drives)	283.6	5.8	297.4	6.8
Other Hardware	946.0	19.3	883.8	20.3
Total Hardware	3,924.2	80.0	3,557.9	81.4

Software(1)	707.2	14.3	608.4	13.9
Services(1)	243.8	5.0	179.0	4.1
Other(2)	32.5	0.7	27.9	0.6
Total Net sales	$4,907.7	100.0%	$4,373.2	100.0%

	Nine Months Ended September 30,
	2019		2018
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$3,537.5	26.2%	$3,069.4	25.2%
Netcomm Products	1,641.9	12.2	1,568.5	12.9
Desktops	1,183.6	8.8	1,013.2	8.3
Video	972.7	7.2	904.4	7.4
Enterprise and Data Storage (Including Drives)	849.2	6.3	816.2	6.7
Other Hardware	2,604.8	19.3	2,484.7	20.5
Total Hardware	10,789.7	80.0	9,856.4	81.0

Software(1)	1,951.1	14.4	1,715.3	14.1
Services(1)	661.9	4.9	508.2	4.2
Other(2)	92.8	0.7	85.8	0.7
Total Net sales	$13,495.5	100.0%	$12,165.7	100.0%

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
The following tables set forth Condensed Consolidating Balance Sheets as of September 30, 2019 and December 31, 2018, Consolidating Statements of Operations for the three and nine months ended September 30, 2019 and 2018, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the "Parent Guarantor"), which has no independent assets or operations, the accounts of CDW LLC (the "Subsidiary Issuer"), the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the "Co-Issuer") for the periods indicated. The information is prepared on the same basis as the Company's Consolidated Financial Statements.

Condensed Consolidating Balance Sheet

September 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$124.1	$—	$78.5	$—	$(35.7)	$166.9
Accounts receivable, net	—	—	2,539.1	360.4	—	—	2,899.5
Merchandise inventory	—	—	525.2	78.4	—	—	603.6
Miscellaneous receivables	—	103.1	300.6	28.5	—	—	432.2
Prepaid expenses and other	—	22.2	122.6	48.3	—	—	193.1
Total current assets	—	249.4	3,487.5	594.1	—	(35.7)	4,295.3
Operating lease right-of-use assets	—	23.2	33.1	27.9	—	—	84.2
Property and equipment, net	—	75.8	68.4	26.9	—	—	171.1
Goodwill	—	751.8	1,437.9	326.2	—	—	2,515.9
Other intangible assets, net	—	243.1	206.2	166.8	—	—	616.1
Other assets	1.0	27.0	2.4	172.1	—	(182.0)	20.5
Investment in and advances to subsidiaries	934.1	3,189.6	—	—	—	(4,123.7)	—
Total Assets	$935.1	$4,559.9	$5,235.5	$1,314.0	$—	$(4,341.4)	$7,703.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$—	$26.2	$1,701.9	$207.6	$—	$(35.7)	$1,900.0
Accounts payable-inventory financing	—	0.1	382.0	29.6	—	—	411.7
Current maturities of long-term debt	—	14.9	4.2	6.3	—	—	25.4
Contract liabilities	—	—	127.1	85.0	—	—	212.1
Accrued expenses and other current liabilities	—	256.0	352.0	83.8	—	—	691.8
Total current liabilities	—	297.2	2,567.2	412.3	—	(35.7)	3,241.0
Long-term liabilities:
Debt	—	3,209.1	—	49.9	—	—	3,259.0
Deferred income taxes	—	51.7	32.0	28.7	—	(1.1)	111.3
Operating lease liabilities	—	33.0	25.2	23.5	—	—	81.7
Other liabilities	—	34.8	0.9	220.2	—	(180.9)	75.0
Total long-term liabilities	—	3,328.6	58.1	322.3	—	(182.0)	3,527.0
Total stockholders' equity	935.1	934.1	2,610.2	579.4	—	(4,123.7)	935.1
Total Liabilities and Stockholders' Equity	$935.1	$4,559.9	$5,235.5	$1,314.0	$—	$(4,341.4)	$7,703.1

Condensed Consolidating Balance Sheet

December 31, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$176.0	$—	$46.7	$—	$(16.9)	$205.8
Accounts receivable, net	—	—	2,331.2	340.0	—	—	2,671.2
Merchandise inventory	—	—	387.4	66.9	—	—	454.3
Miscellaneous receivables	—	110.6	187.7	18.1	—	—	316.4
Prepaid expenses and other	—	17.1	93.8	38.2	—	—	149.1
Total current assets	—	303.7	3,000.1	509.9	—	(16.9)	3,796.8
Property and equipment, net	—	82.3	52.0	21.8	—	—	156.1
Goodwill	—	751.8	1,437.8	273.2	—	—	2,462.8
Other intangible assets, net	—	252.5	300.0	159.7	—	—	712.2
Other assets	1.4	49.8	9.6	140.2	—	(161.2)	39.8
Investment in and advances to subsidiaries	973.8	3,028.9	—	—	—	(4,002.7)	—
Total Assets	$975.2	$4,469.0	$4,799.5	$1,104.8	$—	$(4,180.8)	$7,167.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$—	$39.2	$1,387.9	$166.9	$—	$(16.9)	$1,577.1
Accounts payable-inventory financing	—	0.2	406.1	23.0	—	—	429.3
Current maturities of long-term debt	—	14.9	4.0	6.4	—	—	25.3
Contract liabilities	—	—	95.6	82.7	—	—	178.3
Accrued expenses and other current liabilities	—	217.6	306.7	68.8	—	—	593.1
Total current liabilities	—	271.9	2,200.3	347.8	—	(16.9)	2,803.1
Long-term liabilities:
Debt	—	3,121.3	4.3	57.7	—	—	3,183.3
Deferred income taxes	—	55.9	60.5	26.9	—	(1.4)	141.9
Other liabilities	—	46.1	5.7	172.2	—	(159.8)	64.2
Total long-term liabilities	—	3,223.3	70.5	256.8	—	(161.2)	3,389.4
Total stockholders' equity	975.2	973.8	2,528.7	500.2	—	(4,002.7)	975.2
Total Liabilities and Stockholders' Equity	$975.2	$4,469.0	$4,799.5	$1,104.8	$—	$(4,180.8)	$7,167.7

Consolidating Statement of Operations

Three Months Ended September 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$4,400.6	$507.1	$—	$—	$4,907.7
Cost of sales	—	—	3,671.5	419.7	—	—	4,091.2
Gross profit	—	—	729.1	87.4	—	—	816.5
Selling and administrative expenses	—	35.8	347.4	61.7	—	—	444.9
Advertising expense	—	—	47.2	3.8	—	—	51.0
Operating income (loss)	—	(35.8)	334.5	21.9	—	—	320.6
Interest (expense) income, net	—	(42.0)	0.1	(0.4)	—	—	(42.3)
Other income, net	—	(16.1)	—	(1.3)	—	—	(17.4)
Income (loss) before income taxes	—	(93.9)	334.6	20.2	—	—	260.9
Income tax (expense) benefit	(0.1)	30.3	(87.9)	(1.5)	—	—	(59.2)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(63.6)	246.7	18.7	—	—	201.7
Equity in earnings of subsidiaries	201.8	265.4	—	—	—	(467.2)	—
Net income	$201.7	$201.8	$246.7	$18.7	$—	$(467.2)	$201.7

Consolidating Statement of Operations

Three Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$3,921.6	$451.6	$—	$—	$4,373.2
Cost of sales	—	—	3,286.6	373.0	—	—	3,659.6
Gross profit	—	—	635.0	78.6	—	—	713.6
Selling and administrative expenses	—	33.7	299.8	57.2	—	—	390.7
Advertising expense	—	—	45.9	2.2	—	—	48.1
Operating income (loss)	—	(33.7)	289.3	19.2	—	—	274.8
Interest (expense) income, net	—	(36.1)	0.9	(1.4)	—	—	(36.6)
Other income, net	—	—	0.1	0.1	—	—	0.2
Income (loss) before income taxes	—	(69.8)	290.3	17.9	—	—	238.4
Income tax (expense) benefit	(0.1)	20.5	(75.3)	0.2	—	—	(54.7)
Income (loss) before equity in earnings of subsidiaries	(0.1)	(49.3)	215.0	18.1	—	—	183.7
Equity in earnings of subsidiaries	183.8	233.1	—	—	—	(416.9)	—
Net income	$183.7	$183.8	$215.0	$18.1	$—	$(416.9)	$183.7

Consolidating Statement of Operations

Nine Months Ended September 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$11,924.5	$1,571.0	$—	$—	$13,495.5
Cost of sales	—	—	9,926.3	1,306.8	—	—	11,233.1
Gross profit	—	—	1,998.2	264.2	—	—	2,262.4
Selling and administrative expenses	—	99.7	980.6	189.0	—	—	1,269.3
Advertising expense	—	—	134.7	8.6	—	—	143.3
Operating income (loss)	—	(99.7)	882.9	66.6	—	—	849.8
Interest (expense) income, net	—	(120.2)	0.3	(1.2)	—	—	(121.1)
Other (expense) income, net	—	(16.1)	2.1	(1.0)	—	—	(15.0)
Income (loss) before income taxes	—	(236.0)	885.3	64.4	—	—	713.7
Income tax (expense) benefit	(0.3)	75.2	(229.2)	(8.2)	—	—	(162.5)
Income (loss) before equity in earnings of subsidiaries	(0.3)	(160.8)	656.1	56.2	—	—	551.2
Equity in earnings of subsidiaries	551.5	712.3	—	—	—	(1,263.8)	—
Net income	$551.2	$551.5	$656.1	$56.2	$—	$(1,263.8)	$551.2

Consolidating Statement of Operations

Nine Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$10,743.7	$1,422.0	$—	$—	$12,165.7
Cost of sales	—	—	8,966.6	1,186.0	—	—	10,152.6
Gross profit	—	—	1,777.1	236.0	—	—	2,013.1
Selling and administrative expenses	—	103.3	861.8	169.7	—	—	1,134.8
Advertising expense	—	—	128.3	5.6	—	—	133.9
Operating income (loss)	—	(103.3)	787.0	60.7	—	—	744.4
Interest (expense) income, net	—	(109.9)	2.8	(4.4)	—	—	(111.5)
Other income, net	—	—	0.6	0.4	—	—	1.0
Income (loss) before income taxes	—	(213.2)	790.4	56.7	—	—	633.9
Income tax (expense) benefit	(0.3)	61.5	(202.6)	(8.8)	—	—	(150.2)
Income (loss) before equity in earnings of subsidiaries	(0.3)	(151.7)	587.8	47.9	—	—	483.7
Equity in earnings of subsidiaries	484.0	635.7	—	—	—	(1,119.7)	—
Net income	$483.7	$484.0	$587.8	$47.9	$—	$(1,119.7)	$483.7

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$187.0	$187.1	$246.7	$4.1	$—	$(437.9)	$187.0
Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$180.6	$180.7	$215.0	$14.9	$—	$(410.6)	$180.6
Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$527.7	$528.0	$656.1	$43.5	$—	$(1,227.6)	$527.7
Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$471.4	$471.7	$587.8	$30.0	$—	$(1,089.5)	$471.4

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(6.3)	$620.6	$95.4	$—	$(27.4)	$682.3
Cash flows used in investing activities:
Capital expenditures	—	(46.4)	(19.5)	(9.1)	—	—	(75.0)
Acquisition of business, net of cash acquired	—	—	—	(75.0)	—	—	(75.0)
Net cash used in investing activities	—	(46.4)	(19.5)	(84.1)	—	—	(150.0)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	1,860.5	—	—	—	—	1,860.5
Repayments of borrowings under revolving credit facility	—	(1,834.5)	—	—	—	—	(1,834.5)
Repayments of long-term debt	—	(11.0)	—	(8.7)	—	—	(19.7)
Proceeds from issuance of long-term debt	—	600.0	—	—	—	—	600.0
Payments to extinguish long-term debt	—	(538.1)	—	—	—	—	(538.1)
Net change in accounts payable-inventory financing	—	—	(24.2)	6.8	—	—	(17.4)
Repurchases of common stock	(493.3)	—	—	—	—	—	(493.3)
Payment of incentive compensation plan withholding taxes	(21.3)	—	—	—	—	—	(21.3)
Dividend payments	(128.9)	—	—	—	—	—	(128.9)
Capital contributions	—	(76.0)	—	76.0	—	—	—
Other	—	28.8	(4.4)	(0.2)	—	—	24.2
Distributions and advances from (to) affiliates	643.5	(28.9)	(572.5)	(50.7)	—	8.6	—
Net cash (used in) provided by financing activities	—	0.8	(601.1)	23.2	—	8.6	(568.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.7)	—	—	(2.7)
Net (decrease) increase in cash and cash equivalents	—	(51.9)	—	31.8	—	(18.8)	(38.9)
Cash and cash equivalents—beginning of period	—	176.0	—	46.7	—	(16.9)	205.8
Cash and cash equivalents—end of period	$—	$124.1	$—	$78.5	$—	$(35.7)	$166.9

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018
(in millions)	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(78.9)	$608.4	$80.2	$—	$(7.4)	$602.3
Cash flows used in investing activities:
Capital expenditures	—	(40.9)	(3.5)	(9.0)	—	—	(53.4)
Net cash used in investing activities	—	(40.9)	(3.5)	(9.0)	—	—	(53.4)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	640.0	—	48.9	—	—	688.9
Repayments of borrowings under revolving credit facility	—	(640.0)	—	(41.9)	—	—	(681.9)
Repayments of long-term debt	—	(11.2)	—	(7.0)	—	—	(18.2)
Net change in accounts payable-inventory financing	—	(0.8)	(85.8)	(3.5)	—	—	(90.1)
Repurchases of common stock	(232.5)	—	—	—	—	—	(232.5)
Payment of incentive compensation plan withholding taxes	(27.1)	—	—	—	—	—	(27.1)
Dividend payments	(95.5)	—	—	—	—	—	(95.5)
Repayment of intercompany loan	—	—	47.5	(47.5)	—	—	—
Other	—	25.8	(4.3)	(0.4)	—	—	21.1
Distributions and advances from (to) affiliates	355.1	213.2	(562.3)	—	—	(6.0)	—
Net cash (used in) provided by financing activities	—	227.0	(604.9)	(51.4)	—	(6.0)	(435.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.7)	—	—	(2.7)
Net increase (decrease) in cash and cash equivalents	—	107.2	—	17.1	—	(13.4)	110.9
Cash and cash equivalents—beginning of period	—	113.7	—	32.4	—	(1.9)	144.2
Cash and cash equivalents—end of period	$—	$220.9	$—	$49.5	$—	$(15.3)	$255.1

14.	Subsequent Events

On October 11, 2019, CDW extended the maturity date of the existing Term Loan to October 2026.

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
Overview

CDW Corporation, a Fortune 500 company and member of the S&P 500 Index, is a leading provider of integrated information technology ("IT") solutions with multi-national capabilities to small, medium and large business, and government, education and healthcare customers in the US, the UK and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
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

•
Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more "as a service" offerings, including Device as a Service ("DaaS") and managed services.

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

Third Quarter Overview

The results of certain business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions)	2019	2018
Net sales	$4,907.7	$4,373.2
Gross profit	816.5	713.6
Operating income	320.6	274.8
Net income	201.7	183.7
Non-GAAP operating income	380.4	333.9
Non-GAAP net income	249.9	217.6
Average daily sales(1)	76.7	69.4
Net debt(2)	3,117.5	2,964.3
Cash conversion cycle (in days)	17	18

(1)	There were 64 and 63 selling days for the three months ended September 30, 2019 and 2018, respectively.

(2)	Defined as Total debt minus Cash and cash equivalents.
Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended September 30,
	2019		2018
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,907.7	100.0%	$4,373.2	100.0%
Cost of sales	4,091.2	83.4	3,659.6	83.7
Gross profit	816.5	16.6	713.6	16.3
Selling and administrative expenses	444.9	9.1	390.7	8.9
Advertising expense	51.0	1.0	48.1	1.1
Operating income	320.6	6.5	274.8	6.3
Interest expense, net	(42.3)	(0.9)	(36.6)	(0.8)
Other (expense) income, net	(17.4)	(0.3)	0.2	—
Income before income taxes	260.9	5.3	238.4	5.5
Income tax expense	(59.2)	(1.2)	(54.7)	(1.2)
Net income	$201.7	4.1%	$183.7	4.2%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended September 30,
	2019		2018
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$1,913.5	39.0%	$1,706.5	39.1%	$207.0	12.1%	10.4%

Small Business	386.2	7.9	340.0	7.8	46.2	13.6	11.8

Public:
Government	793.4	16.2	639.3	14.6	154.1	24.1	22.2
Education	807.0	16.4	793.1	18.1	13.9	1.8	0.2
Healthcare	500.5	10.2	442.7	10.1	57.8	13.1	11.3
Total Public	2,100.9	42.8	1,875.1	42.8	225.8	12.0	10.3

Other	507.1	10.3	451.6	10.3	55.5	12.3	10.6

Total Net sales	$4,907.7	100.0%	$4,373.2	100.0%	$534.5	12.2%	10.5%

(1)	There were 64 and 63 selling days for the three months ended September 30, 2019 and 2018, respectively.
Total Net sales for the three months ended September 30, 2019 increased $535 million, or 12.2%, to $4,908 million, compared to $4,373 million for the three months ended September 30, 2018. There was one more selling day in the three months ended September 30, 2019 compared to the same period of 2018, and Net sales on an average daily sales basis increased 10.5%. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth on an average daily sales basis was 10.9%. See "Non-GAAP Financial Measure Reconciliations" below for additional information regarding constant currency Net sales growth.
For the three months ended September 30, 2019, Net sales growth reflected growth across most major product categories, particularly client devices (defined as notebooks/mobile devices and desktops), software and services. For additional details, see Note 12 (Segment Information) to the accompanying Consolidated Financial Statements.
Corporate segment Net sales for the three months ended September 30, 2019 increased $207 million, or 12.1%, compared to the three months ended September 30, 2018. On an average daily sales basis, Corporate segment Net sales increased 10.4%. Growth was primarily driven by client devices and software.
Small Business segment Net sales for the three months ended September 30, 2019 increased $46 million, or 13.6%, compared to the three months ended September 30, 2018. On an average daily sales basis, Small Business segment Net sales increased 11.8%. Growth was primarily driven by client devices.
Public segment Net sales for the three months ended September 30, 2019 increased $226 million, or 12.0%, compared to the three months ended September 30, 2018. On an average daily sales basis, Public segment Net sales increased 10.3%. Net sales to Government and Healthcare customers increased 22.2% and 11.3% on an average daily sales basis, respectively, primarily driven by client devices. Net sales to Education customers were flat.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended September 30, 2019 increased $56 million, or 10.6% on an average daily sales basis, compared to the three months ended September 30, 2018. Both operations grew in local currency led by Canada growth which included the incremental Net sales from Scalar Decisions Inc. ("Scalar"). This increase was partially offset by the impact of foreign currency exchange of approximately 470 basis points, due to the unfavorable impact resulting from the British pound and Canadian dollar to US dollar translations.

Gross profit
Gross profit increased $103 million, or 14.4%, to $816 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. As a percentage of Net sales, Gross profit margin increased 30 basis points to 16.6% for the three months ended September 30, 2019. Gross profit margin was positively impacted by an increase in the mix of netted down revenues, such as Software as a Service and warranties.
Selling and administrative expenses
Selling and administrative expenses increased $54 million, or 13.9%, to $445 million for the three months ended September 30, 2019, compared to $391 million for the three months ended September 30, 2018. The increase was driven by higher payroll expenses due to higher sales payroll expenses, including sales commissions, which are primarily driven by higher gross profit, the inclusion of Scalar expenses, and performance-based compensation consistent with higher attainment against goals. Total coworker count was 9,843, up 906 from 8,937 at September 30, 2018, including the incremental coworker count from Scalar.
As a percentage of Net sales, selling and administrative expenses increased 20 basis points to 9.1% during the three months ended September 30, 2019, from 8.9% in the three months ended September 30, 2018.
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
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended September 30,
	2019		2018
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$138.9	7.3%	$125.7	7.4%	10.5%
Small Business	27.2	7.0	23.8	7.0	14.3
Public	168.4	8.0	136.6	7.3	23.3
Other(2)	21.9	4.3	19.2	4.3	14.1
Headquarters(3)	(35.8)	nm*	(30.5)	nm*	(17.4)
Total Operating income	$320.6	6.5%	$274.8	6.3%	16.7%
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
Operating income was $321 million for the three months ended September 30, 2019, an increase of $46 million, or 16.7%, compared to $275 million for the three months ended September 30, 2018. Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Total operating margin percentage increased 20 basis points to 6.5% for the three months ended September 30, 2019, from 6.3% for the three months ended September 30, 2018.
Corporate segment Operating income was $139 million for the three months ended September 30, 2019, an increase of $13 million, or 10.5%, compared to $126 million for the three months ended September 30, 2018. Corporate segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Corporate segment operating margin percentage decreased 10 basis points to 7.3% for the three months ended September 30, 2019, compared to 7.4% for the three months ended September 30, 2018.

Small Business segment Operating income was $27 million for the three months ended September 30, 2019, an increase of $3 million, or 14.3%, compared to $24 million for the three months ended September 30, 2018. Small Business segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Small Business segment operating margin percentage remained flat at 7.0% for the three months ended September 30, 2019 and 2018.
Public segment Operating income was $168 million for the three months ended September 30, 2019, an increase of $32 million, or 23.3%, compared to $137 million for the three months ended September 30, 2018. Public segment Operating income increased primarily due to higher gross profit dollars partially offset by higher sales payroll expenses. Public segment operating margin percentage increased 70 basis points to 8.0% for the three months ended September 30, 2019 from 7.3% for the three months ended September 30, 2018. This increase in operating margin percentage was primarily driven by an increase in product margin improvement partially offset by higher payroll expenses.
Other Operating income was $22 million for the three months ended September 30, 2019, an increase of $3 million, or 14.1%, compared to $19 million for the three months ended September 30, 2018. Other Operating income increased primarily due to higher gross profit dollars offset by higher payroll expenses, which was due to the inclusion of Scalar expenses, and the unfavorable translation of the British pound and Canadian dollar to US dollar. Other operating margin percentage remained flat at 4.3% for the three months ended September 30, 2019.

Interest expense, net

At September 30, 2019, our outstanding debt totaled $3,304 million compared to $3,238 million at September 30, 2018. Interest expense, net for the three months ended September 30, 2019 was $42 million, an increase of $5 million compared to $37 million for the three months ended September 30, 2018. This increase was primarily due to paying an effective interest rate on the term loan in 2019 that exceeded the capped rate in 2018.
Other (expense) income, net
During the three months ended September 30, 2019, there was a $16 million net loss on extinguishment of long-term debt. For additional details, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Income tax expense
Income tax expense was $59 million for the three months ended September 30, 2019, compared to $55 million for the same period of the prior year. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.7% and 22.9% for the three months ended September 30, 2019 and 2018, respectively, and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation.

The lower effective tax rate for the three months ended September 30, 2019 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the three months ended September 30, 2019 and 2018 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, and acquisition and integration expenses. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP income before income taxes, and Non-GAAP net income exclude, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, net loss on extinguishment of long-term debt, acquisition and integration expenses, and the associated tax effects of each. Net sales growth on a constant currency basis is defined as Net sales growth excluding the impact of foreign currency translation on Net sales compared to the prior period.
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
Non-GAAP operating income
Non-GAAP operating income was $380 million for the three months ended September 30, 2019, an increase of $46 million, or 13.9%, compared to $334 million for the three months ended September 30, 2018. As a percentage of Net sales, Non-GAAP operating income was 7.8% and 7.6% for the three months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,
(dollars in millions)	2019	2018
Operating income	$320.6	$274.8
Amortization of intangibles(1)	44.6	45.3
Equity-based compensation	12.8	10.8
Scalar acquisition and integration expenses	0.9	—
Other adjustments(2)	1.5	3.0
Non-GAAP operating income	$380.4	$333.9
Non-GAAP operating income margin	7.8%	7.6%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation.
Non-GAAP net income
Non-GAAP net income was $250 million for the three months ended September 30, 2019, an increase of $32 million, or 14.8%, compared to $218 million for the three months ended September 30, 2018.

	Three Months Ended September 30,
	2019			2018
(in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$260.9	$(59.2)	$201.7	$238.4	$(54.7)	$183.7
Amortization of intangibles(2)	44.6	(11.3)	33.3	45.3	(12.0)	33.3
Equity-based compensation	12.8	(11.8)	1.0	10.8	(10.5)	0.3
Net loss on extinguishment of long-term debt	16.1	(4.0)	12.1	—	—	—
Scalar acquisition and integration expenses	0.9	(0.2)	0.7	—	—	—
Other adjustments(3)	1.5	(0.4)	1.1	3.0	(2.7)	0.3
Non-GAAP	$336.8	$(86.9)	$249.9	$297.5	$(79.9)	$217.6

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

Net sales growth on a constant currency basis
Net sales increased $535 million, or 12.2%, to $4,908 million for the three months ended September 30, 2019, compared to $4,373 million for the three months ended September 30, 2018. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $552 million, or 12.7%.

	Three Months Ended September 30,
(dollars in millions)	2019	2018	% Change	Average Daily % Change(1)
Net sales, as reported	$4,907.7	$4,373.2	12.2%	10.5%
Foreign currency translation(2)	—	(18.1)
Net sales, on a constant currency basis	$4,907.7	$4,355.1	12.7%	10.9%

(1)	There were 64 and 63 selling days for the three months ended September 30, 2019 and 2018, respectively.

(2)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Nine Months Overview

The results of certain business metrics are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2019	2018
Net sales	$13,495.5	$12,165.7
Gross profit	2,262.4	2,013.1
Operating income	849.8	744.4
Net income	551.2	483.7
Non-GAAP operating income	1,026.1	917.1
Non-GAAP net income	673.0	593.6
Average daily sales(1)	70.7	63.7
Net debt(2)	3,117.5	2,964.3
Cash conversion cycle (in days)(3)	17	18

(1)	There were 191 selling days for both the nine months ended September 30, 2019 and 2018.

(2)	Defined as Total debt minus Cash and cash equivalents.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Nine Months Ended September 30,
	2019		2018
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$13,495.5	100.0%	$12,165.7	100.0%
Cost of sales	11,233.1	83.2	10,152.6	83.5
Gross profit	2,262.4	16.8	2,013.1	16.5
Selling and administrative expenses	1,269.3	9.4	1,134.8	9.3
Advertising expense	143.3	1.1	133.9	1.1
Operating income	849.8	6.3	744.4	6.1
Interest expense, net	(121.1)	(0.9)	(111.5)	(0.9)
Other (expense) income, net	(15.0)	(0.1)	1.0	—
Income before income taxes	713.7	5.3	633.9	5.2
Income tax expense	(162.5)	(1.2)	(150.2)	(1.2)
Net income	$551.2	4.1%	$483.7	4.0%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Nine Months Ended September 30,
	2019		2018
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$5,533.6	41.0%	$5,006.1	41.1%	$527.5	10.5%

Small Business	1,119.2	8.3	997.1	8.2	122.1	12.2

Public:
Government	1,860.2	13.8	1,551.3	12.8	308.9	19.9
Education	1,981.0	14.7	1,902.4	15.6	78.6	4.1
Healthcare	1,430.5	10.6	1,286.8	10.6	143.7	11.2
Total Public	5,271.7	39.1	4,740.5	39.0	531.2	11.2

Other	1,571.0	11.6	1,422.0	11.7	149.0	10.5

Total Net sales	$13,495.5	100.0%	$12,165.7	100.0%	$1,329.8	10.9%

(1)	There were 191 selling days for both the nine months ended September 30, 2019 and 2018.
Total Net sales for the nine months ended September 30, 2019 increased $1,330 million, or 10.9%, to $13,495 million, compared to the nine months ended September 30, 2018. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 11.6%. See "Non-GAAP Financial Measure Reconciliations" below for additional information regarding constant currency Net sales growth.
For the nine months ended September 30, 2019, Net sales growth reflected growth across most major product categories, particularly client devices, software and services. Additionally, eight months of results from Scalar, which was acquired on February 1, 2019, contributed to our Net sales growth. For additional details, see Note 12 (Segment Information) to the accompanying Consolidated Financial Statements.
Corporate segment Net sales for the nine months ended September 30, 2019 increased $528 million, or 10.5%, compared to the nine months ended September 30, 2018. Growth was primarily driven by client devices and software.
Small Business segment Net sales for the nine months ended September 30, 2019 increased $122 million, or 12.2%, compared to the nine months ended September 30, 2018. Growth was primarily driven by client devices.
Public segment Net sales for the nine months ended September 30, 2019 increased $531 million, or 11.2%, compared to the nine months ended September 30, 2018. The increase was primarily driven by growth in Government and Healthcare. Net sales to Government customers increased 19.9% primarily driven by client devices, software and enterprise storage. Net sales to Healthcare customers increased 11.2% primarily driven by client devices, software and services. Net sales to Education customers increased 4.1% primarily driven by client devices and video.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the nine months ended September 30, 2019 increased $149 million, or 10.5%, compared to the nine months ended September 30, 2018. Both operations grew in local currency and Canada growth included the incremental Net sales from Scalar. The impact of foreign currency exchange decreased Other sales growth by approximately 560 basis points, due to the unfavorable impact resulting from the British pound and Canadian dollar to US dollar translations.
Gross profit
Gross profit increased $249 million, or 12.4%, to $2,262 million for the nine months ended September 30, 2019, compared to $2,013 million for the nine months ended September 30, 2018. As a percentage of Net sales, Gross profit margin increased 30 basis points to 16.8% for the nine months ended September 30, 2019. Gross profit margin was positively impacted by an increase in the mix of netted down revenues, such as Software as a Service and warranties.
Selling and administrative expenses
Selling and administrative expenses increased $134 million, or 11.9%, to $1,269 million for the nine months ended September 30, 2019, compared to $1,135 million for the nine months ended September 30, 2018. The increase was driven by higher payroll expenses due to higher sales payroll expenses, including sales commissions, which are primarily driven by higher gross profit, the inclusion of Scalar expenses, and performance-based compensation consistent with higher attainment against goals.
As a percentage of Net sales, selling and administrative expenses increased 10 basis points to 9.4% during the nine months ended September 30, 2019, from 9.3% in the nine months ended September 30, 2018.

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

Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Nine Months Ended September 30,
	2019		2018
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$430.8	7.8%	$388.3	7.8%	10.9%
Small Business	78.2	7.0	70.0	7.0	11.7
Public	373.9	7.1	318.3	6.7	17.5
Other(2)	66.6	4.2	60.7	4.3	9.7
Headquarters(3)	(99.7)	nm*	(92.9)	nm*	(7.3)
Total Operating income	$849.8	6.3%	$744.4	6.1%	14.2%
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
Operating income was $850 million for the nine months ended September 30, 2019, an increase of $105 million, or 14.2%, compared to $744 million for the nine months ended September 30, 2018. Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Total operating margin percentage increased 20 basis points to 6.3% for the nine months ended September 30, 2019, from 6.1% for the nine months ended September 30, 2018 due to mix into netted down revenues.
Corporate segment Operating income was $431 million for the nine months ended September 30, 2019, an increase of $43 million, or 10.9%, compared to $388 million for the nine months ended September 30, 2018. Corporate segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses. Corporate segment operating margin percentage remained flat at 7.8% for the nine months ended September 30, 2019 and 2018.
Small Business segment Operating income was $78 million for the nine months ended September 30, 2019, an increase of $8 million, or 11.7%, compared to $70 million for the nine months ended September 30, 2018. Small Business segment Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expense. Small Business segment operating margin percentage remained flat at 7.0% for the nine months ended September 30, 2019 and 2018.
Public segment Operating income was $374 million for the nine months ended September 30, 2019, an increase of $56 million, or 17.5%, compared to $318 million for the nine months ended September 30, 2018. Public segment Operating income increased primarily due to higher gross profit dollars partially offset by higher sales payroll expenses. Public segment operating margin percentage increased 40 basis points to 7.1% for the nine months ended September 30, 2019, from 6.7% for the nine months ended September 30, 2018 due to product margin improvement partially offset by higher payroll expenses.
Other Operating income was $67 million for the nine months ended September 30, 2019, an increase of $6 million, or 9.7%, compared to $61 million for the nine months ended September 30, 2018. Other Operating income increased primarily due to higher gross profit dollars partially offset by higher payroll expenses, which was due to the inclusion of Scalar expenses, and the unfavorable translation of the British pound and Canadian dollar to US dollar. Other operating margin percentage decreased 10 basis points to 4.2% for the nine months ended September 30, 2019, from 4.3% for the nine months ended September 30, 2018.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2019 was $121 million, an increase of $9 million compared to $112 million for the nine months ended September 30, 2018. This increase was primarily due to paying an effective interest rate on the term loan in 2019 that exceeded the capped rate in 2018.
Other (expense) income, net
During the nine months ended September 30, 2019, there was a $16 million net loss on extinguishment of long-term debt. For additional details, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Income tax expense
Income tax expense was $162 million for the nine months ended September 30, 2019, compared to $150 million for the same period of the prior year. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.8% and 23.7% for the nine months ended September 30, 2019 and 2018, respectively, and differed from the US federal statutory rate of 21.0% primarily due to state income taxes partially offset by excess tax benefits on equity-based compensation.

The lower effective tax rate for the nine months ended September 30, 2019 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada's acquisition of Scalar.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the nine months ended September 30, 2019 and 2018 below.
Non-GAAP operating income
Non-GAAP operating income was $1,026 million for the nine months ended September 30, 2019, an increase of $109 million, or 11.9%, compared to $917 million for the nine months ended September 30, 2018. As a percentage of Net sales, Non-GAAP operating income was 7.6% and 7.5% for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(dollars in millions)	2019	2018
Operating income	$849.8	$744.4
Amortization of intangibles(1)	133.7	138.6
Equity-based compensation	37.7	29.9
Scalar acquisition and integration expenses	2.0	—
Other adjustments(2)	2.9	4.2
Non-GAAP operating income	$1,026.1	$917.1
Non-GAAP operating income margin	7.6%	7.5%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation.

Non-GAAP net income
Non-GAAP net income was $673 million for the nine months ended September 30, 2019, an increase of $79 million, or 13.4%, compared to $594 million for the nine months ended September 30, 2018.

	Nine Months Ended September 30,
	2019			2018
(in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$713.7	$(162.5)	$551.2	$633.9	$(150.2)	$483.7
Amortization of intangibles(2)	133.7	(33.8)	99.9	138.6	(36.0)	102.6
Equity-based compensation	37.7	(28.7)	9.0	29.9	(23.8)	6.1
Net loss on extinguishment of long-term debt	16.1	(4.0)	12.1	—	—	—
Scalar acquisition and integration expenses(3)	2.0	(3.4)	(1.4)	—	—	—
Other adjustments(4)	2.9	(0.7)	2.2	4.2	(3.0)	1.2
Non-GAAP	$906.1	$(233.1)	$673.0	$806.6	$(213.0)	$593.6

(1)	Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation and the impact of GILTI due to equity-based compensation and amortization of intangibles.

(2)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(3)	Includes a $3 million discrete tax benefit related to CDW Canada's acquisition of Scalar.

(4)	Includes other expenses such as payroll taxes on equity-based compensation.
Net sales growth on a constant currency basis
Net sales increased $1,330 million, or 10.9%, to $13,495 million for the nine months ended September 30, 2019, compared to $12,166 million for the nine months ended September 30, 2018. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $1,399 million, or 11.6%.

	Nine Months Ended September 30,
(dollars in millions)	2019	2018	% Change
Net sales, as reported	$13,495.5	$12,165.7	10.9%
Foreign currency translation(2)	—	(68.9)
Net sales, on a constant currency basis	$13,495.5	$12,096.8	11.6%

(1)	There were 191 selling days for both the nine months ended September 30, 2019 and 2018.

(2)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations. As of September 30, 2019, we also have $1.1 billion of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($61 million at September 30, 2019) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
Long-Term Debt and Financing Arrangements
On September 26, 2019, we refinanced our 2023 Senior Notes through the issuance of 2028 Senior Notes. For additional details, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements. On October 11, 2019, we extended the maturity date of the Term Loan from August 2023 to October 2026.
As of September 30, 2019, we had total indebtedness of $3.3 billion, of which $1.5 billion was secured indebtedness. At September 30, 2019, we were in compliance with the covenants under our various credit agreements and indentures.
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

Share Repurchase Program

During the nine months ended September 30, 2019, we repurchased 4.8 million shares of our common stock for $493 million under the previously announced share repurchase program. For additional details on our share repurchase program, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

A summary of 2019 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.295	February 7, 2019	February 25, 2019	March 12, 2019
$0.295	May 1, 2019	May 24, 2019	June 11, 2019
$0.295	July 31, 2019	August 26, 2019	September 10, 2019

On October 31, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.380 per common share. The dividend will be paid on December 10, 2019 to all stockholders of record as of the close of business on November 25, 2019.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$682.3	$602.3
Investing activities	(150.0)	(53.4)
Net change in accounts payable-inventory financing	(17.4)	(90.1)
Other financing activities	(551.1)	(345.2)
Financing activities	(568.5)	(435.3)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(2.7)
Net (decrease) increase in cash and cash equivalents	$(38.9)	$110.9
Operating Activities

	Nine Months Ended September 30,
(in millions)	2019	2018	Change
Net income	$551.2	$483.7	$67.5
Adjustments for the impact of non-cash items(1)	226.9	198.1	28.8
Net income adjusted for the impact of non-cash items(2)	778.1	681.8	96.3
Changes in assets and liabilities:
Accounts receivable(3)	(171.8)	(334.3)	162.5
Merchandise inventory(4)	(151.1)	(72.1)	(79.0)
Accounts payable-trade(5)	264.0	300.6	(36.6)
Other(6)	(36.9)	26.3	(63.2)
Net cash provided by operating activities	$682.3	$602.3	$80.0

(1)	Includes items such as deferred income taxes, depreciation and amortization, and equity-based compensation expense.

(2)	The change is primarily due to stronger operating results driven by Net sales and Gross profit growth.

(3)	The change is due to favorable timing of collections.

(4)	The change is due to higher customer-driven stocking positions.

(5)	The change is due to timing of payments, partially offset by increased sales in 2019.

(6)	The change is due to a higher increase in the receivables from vendors due to the growth in business and a lower increase in accrued compensation expense.
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

	September 30,
(in days)	2019	2018
Days of sales outstanding ("DSO")(1)	56	55
Days of supply in inventory ("DIO")(2)	13	12
Days of purchases outstanding ("DPO")(3)	(52)	(49)
Cash conversion cycle	17	18

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

The cash conversion cycle decreased to 17 days at September 30, 2019, compared to 18 days at September 30, 2018. DSO, DIO and DPO increased 1 day, 1 day and 3 days, respectively, compared to September 30, 2018. The increase in DSO was primarily driven by higher Net sales and third-party services such as Software as a Service and warranties. These sales have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheets on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. This was partially offset by favorable timing of collections. Higher Net sales and third-party services also result in a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheets without a corresponding Cost of sales in the Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. Additionally, DIO increased due to higher customer-driven stocking positions.
Investing Activities
Net cash used in investing activities increased $97 million in the nine months ended September 30, 2019 compared to September 30, 2018. The increase was primarily due to the completion of our acquisition of Scalar on February 1, 2019 for $75 million. Additionally, Capital expenditures increased $22 million primarily due to investments for improvements to our information technology systems.
Financing Activities
Net cash used in financing activities increased $133 million in the nine months ended September 30, 2019 compared to September 30, 2018. The increase was primarily driven by our share repurchases and increasing dividends per share during the nine months ended September 30, 2019, which were partially offset by refinancing of our 2023 Senior Notes through the issuance of 2028 Senior Notes, further leveraging of our inventory financing arrangements and borrowings under our revolving credit facilities. For additional details regarding our debt activities, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Contractual Obligations
Except as disclosed above under "Long-Term Debt and Financing Arrangements," there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
Information relating to the Company's purchases of its common stock during the three months ended September 30, 2019 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
July 1 through July 31, 2019	0.5	$113.12	0.5	$946.4
August 1 through August 31, 2019	0.5	$112.96	0.5	$884.6
September 1 through September 30, 2019	0.4	$117.72	0.4	$842.3
Total	1.4		1.4

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

4.1
Supplemental Indenture, dated as of September 26, 2019, by and among the Co-Issuers, the Company, the Guarantors and the Trustee, previously filed as Exhibit 4.2 with the Company’s Current Report on Form 8-K filed on September 26, 2019.

4.2	Form of 4.250% Senior Note (included as Exhibit A to Exhibit 4.1).

10.1*
Third Amendment to Amended and Restated Term Loan Agreement, dated as of October 11, 2019, among CDW LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the other loan parties party thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________

*	Filed herewith

**	These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	October 31, 2019	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)