Form 10-K
period 2019-12-31
CDW Corp
filed 2020-02-28
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $15,932 million, based on the per share closing sale price of $111.00 on that date.

As of February 25, 2020, there were 142,771,539 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant's definitive proxy statement for its 2020 annual meeting of stockholders to be held on May 21, 2020, which will be filed with the Securities and Exchange Commission on or before April 29, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2019

FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical fact are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results or events and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. We claim the protection of The Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report.
These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "assume," "believe," "estimate," "expect," "goal," "intend," "plan," "potential," "predict," "project," "target" and similar terms and phrases or future or conditional verbs such as "could," "may," "should," "will," and "would." However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and other expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results or events to differ materially from those that we expected.
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by those cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission ("SEC") filings and public communications. You should evaluate all forward-looking statements in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not reflect all of the factors that could cause actual results or events to differ from our expectations. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof or, with respect to any documents incorporated by reference, available at the time such document was prepared or filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I
Item 1. Business
Our Company
CDW Corporation (together with its subsidiaries, the "Company," "CDW" or "we"), a Fortune 500 company and member of the S&P 500 Index, is a market-leading provider of integrated information technology ("IT") solutions to small, medium and large business, government, education and healthcare customers in the United States ("US"), the United Kingdom ("UK") and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
We are technology "agnostic," with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 6,800 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers ("OEMs"), software publishers and cloud providers (collectively, our "vendor partners"), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
We have capabilities to provide integrated IT solutions in more than 150 countries for customers with primary locations in the US, UK and Canada, which are large and growing markets. According to the International Data Corporation ("IDC"), the total US, UK and Canadian IT market generated approximately $1 trillion in sales in 2019. We believe our addressable markets in the US, UK and Canada represent approximately $360 billion in annual sales. These are highly fragmented markets served by thousands of IT resellers and solutions providers. For the year ended December 31, 2019, we estimate that our total Net sales of $18 billion represented approximately 5% of our addressable markets. We believe that demand for IT will continue to outpace general economic growth in the markets we serve, fueled by new technologies, including cloud computing, virtualization and mobility as well as growing end-user demand for security, efficiency and productivity.
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

Our value proposition to our customers		Our value proposition to our vendor partners
●	Broad selection of products and multi-branded IT solutions	●	Access to over 250,000 customers
●	Value-added services with integration capabilities	●	Large and established customer channels
●	Highly-skilled specialists and engineers	●	Strong distribution and implementation capabilities
●	Solutions across IT lifecycle	●	Customer relationships driving insight into technology roadmaps
Customers
We provide integrated IT solutions to over 250,000 small, medium and large business, government, education and healthcare customers throughout the US, UK and Canada.
We serve our customers through sales teams focused on customer end-markets that are supported by technical specialists and highly-skilled service delivery engineers. Our market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions that meet our customer's specific needs.
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
In our US business, which represents approximately 90% of our revenues, we currently have five dedicated customer channels: corporate, small business, government, education and healthcare, each of which generated over $1.5 billion in Net sales in 2019. Net sales to customers in the UK and Canada combined generated $2.2 billion in 2019. We believe this diversity of customer end-markets provides us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and continue to gain market share.
Partners
We provide more than 100,000 products and services from more than 1,000 partners, including well-established companies such as Adobe, APC, Apple, Cisco, Dell EMC, Google, Hewlett Packard Enterprise, HP Inc., IBM, Intel, Lenovo, Microsoft, NetApp, Samsung, and VMware, as well as from emerging technology companies such as Cohesity, Crowdstrike, Proofpoint, Pure Storage, Rubrik, ServiceNow, and Silver Peak. This broad portfolio of partners and technologies enables us to offer customers significant options and meet customer demand for the products and solutions that best meet their needs. We believe our value proposition to vendor partners enables us to evolve our offering as new technologies emerge and new companies seek us as a channel partner.
In 2019, we generated over $1.0 billion of Net sales from each of six vendor partners and over $100 million of Net sales from each of eleven other vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, Dell EMC, Hewlett Packard Enterprise, LG, Microsoft, Samsung, and VMware which reflects the extensive product and solution knowledge and capabilities that we bring to our customers' IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
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
For our US operations, we purchased approximately 50% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 50% from wholesale distributors for the year ended December 31, 2019. Purchases from our three largest wholesale distributors, Ingram Micro, SYNNEX and Tech Data, were each approximately 10% of total US purchases in 2019.
Inventory Management
We operate two distribution centers in North America: a 513,000 square foot facility in North Las Vegas, Nevada, and a 442,000 square foot facility in Vernon Hills, Illinois. We also operate a 120,000 square foot distribution center in Rugby, Warwickshire, UK. We ship over 40 million units annually on an aggregate basis from our distribution centers.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements represented approximately 50% of total consolidated Net sales in 2019, of which approximately 25% relate to electronic delivery for software licenses.
We believe that the location of our distribution centers allows us to efficiently ship products to our customers and provide timely access to our principal distributors.
We believe competitive sources of supply are available in substantially all of the product categories that we offer.

Competition
The market for technology products and services is highly competitive and subject to economic conditions and rapid technological changes. Competition is based on many things, including the ability to tailor specific solutions to customer needs, the quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. We face competition from resellers, direct manufacturers, large service providers, cloud providers, telecommunication companies, and to a lesser extent e-tailers and retailers. Smaller, local or regional value-added resellers typically focus on a single solution suite or portfolio of solutions from one or two vendor partners.
We believe we are well positioned to compete within this marketplace due to our competitive advantages. We expect the competitive landscape to continue to evolve as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For additional information on the risks associated with competition, see "Item 1A. Risk Factors."
We believe we have sustainable competitive advantages that differentiate us in the marketplace. We have built a strong sales organization and deep services and solutions capabilities over time and expect to continue to invest to enhance these capabilities, which we believe when combined with our competitive advantages of scale and a performance driven culture, will help drive sustainable, profitable growth for us today and in the future. Our scale enables us to have a national and international footprint, as well as invest in resources to meet specific customer end-market needs. Our sellers are organized around unique customer end-markets that are both vertically and geographically focused. Our scale enables our ability to invest in technical coworkers who work directly with our sellers to help customers implement increasingly complex IT solutions. Our scale also enables us to operate our three distribution centers (two in the US and one in the UK), which combined are more than 1 million square feet in size. We have cross-border relationships that enable us to serve the needs of our US, UK and Canadian-based customers in more than 150 countries. Our strong, execution-oriented culture is underpinned by our compensation system.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and service categories. We estimate that more than 40% of our Net sales in 2019 in the US came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, desktop computers, video monitors, enterprise and data storage, and other hardware. Our software products include application suites, security, virtualization, operating systems and network management. Our services include warranties, managed services, consulting design and implementation.
IT is critical to both "run the business" and drive greater growth and productivity. To help our customers accomplish this, we have built a robust portfolio of solutions across data center, digital workspace, security, virtualization and services that we provide in physical, virtual, or cloud-based environments.
We provide public cloud solutions, which reside off customer premises on a public (shared) infrastructure, and private cloud solutions, which reside on customer premises. We also offer hybrid cloud solutions that deliver the benefits of both public and private solutions. Our migration, integration and managed services offerings help our customers simplify cloud adoption, as well as the ongoing management of cloud solutions, across the entire IT lifecycle. Dedicated Cloud Client Executives work with our customers to architect cloud solutions meeting their organizational, technology and financial objectives.
We offer a broad portfolio of integrated solutions that include the following on and off-premise capabilities:

•
Data Center: We assess our customers application infrastructure need, design flexible, resilient and efficient solutions and manage the solution throughout its lifecycle. Our broad portfolio of hardware and software products, encompassing both on and off-premise solutions, enables us to provide well-integrated solutions, including converged and hyper-converged infrastructure, physical and virtualized servers, software defined automation and orchestration solutions, hybrid storage and energy-efficient power and cooling.

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

•
Security: We assess our customers' security needs and provide them with risk mitigation tools and services. Product design, architecture and implementation can take the form of hardware, software or Software as a Service. These tools and services are provided across a multitude of categories such as: endpoint security, email security, web security, intrusion prevention, authentication, firewall, virtual private network services and network access control. Security consulting engagements include security assessment, policy and procedure gap analysis, security roadmaps and health checks.

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

•
Services: We advise, architect and manage integrated business technology for our customers. Our solutions include integrated cloud, collaboration, data center, mobility and security business technology, from the physical to the application layer. We provide advisory, architectural and managed services across basic, discrete and integrated business technology solutions. We leverage best-in-class partner technology platforms to seamlessly architect and manage disparate IT platforms into integrated business technology solutions.

Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications, was as follows:

	Year Ended December 31,
	2019		2018(1)		2017(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$4,631.7	25.7%	$4,062.2	25.0%	$3,491.8	23.5%
Netcomm Products	2,193.4	12.2	2,119.1	13.0	2,021.6	13.6
Desktops	1,598.2	8.9	1,322.2	8.1	1,196.0	8.1
Video	1,272.7	7.1	1,184.3	7.3	1,070.0	7.2
Enterprise and Data Storage (Including Drives)	1,146.0	6.4	1,102.5	6.8	1,070.2	7.2
Other Hardware	3,521.2	19.5	3,308.8	20.4	3,122.2	21.0
Total Hardware	14,363.2	79.8	13,099.1	80.6	11,971.8	80.6

Software(2)	2,637.2	14.6	2,331.9	14.4	2,145.4	14.5
Services(2)	907.6	5.0	695.8	4.3	602.8	4.1
Other(3)	124.4	0.6	113.7	0.7	112.9	0.8
Total Net sales	$18,032.4	100.0%	$16,240.5	100.0%	$14,832.9	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2019.

(2)	Certain software and services revenue is recorded on a net basis for accounting purposes, so the category percentage of Net sales is not representative of the category percentage of gross profits.

(3)	Includes items such as delivery charges to customers.

Our Internal Capabilities
Our Coworkers
As of December 31, 2019, we employed approximately 9,900 coworkers with 7,600 coworkers in the US, 1,400 in the UK and 900 in Canada. Approximately two-thirds of our coworkers at year end 2019 were customer facing. Over 50% of our Net sales are generated by account managers who have greater than seven years of tenure with CDW. Account managers are supported by field sellers, highly skilled technology specialists and advanced service delivery engineers. We believe this structure to be core to our ability to continue to offer complex IT solutions and services. None of our coworkers are covered by collective bargaining agreements. We consider our coworker relations to be good.
Marketing
We market the CDW brand to US, UK and Canadian audiences using a variety of channels that include online, broadcast, print, social and other media. We market to current and prospective customers through integrated marketing programs including behaviorally targeted email, print, online media, events and sponsorships, as well as broadcast media. This promotion is also supported by integrated communication efforts targeting decision-makers, influencers and the general public using a combination of news releases, case studies, media interviews and speaking opportunities.
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
Intellectual Property
The CDW trademark and certain variations thereon are registered or subject to pending trademark applications in the US, UK, Canada and certain other jurisdictions. We believe our trademarks have significant value and are important factors in our marketing programs. In addition, we own registrations for domain names, including cdw.com, cdwg.com, cdw.ca and variations thereon, for certain of our primary trademarks. We also own patent rights and have unregistered copyrights in our website content, software and other written materials.
History
Founded in 1984, CDW became a public company in 1993. In 2003, we purchased selected US assets and the Canadian operations of Micro Warehouse, which expanded our growth platform into Canada. In 2006, we acquired Berbee Information Networks Corporation, a regional provider of technology products, solutions and customized engineering services in advanced technologies primarily across Cisco, IBM and Microsoft portfolios. This acquisition increased our capabilities in customized engineering services and managed services.
We were a public company from 1993 until 2007 when we were acquired through a merger transaction by an entity controlled by investment funds affiliated with Madison Dearborn Partners, LLC ("Madison Dearborn") and Providence Equity Partners LLC ("Providence Equity"). In 2013, CDW Corporation completed a second initial public offering ("IPO") of its common stock. After the IPO, through secondary offerings and fund distributions, Madison Dearborn and Providence Equity liquidated their ownership positions.
In 2015, we acquired control of 100% of UK-based IT solutions provider, Kelway TopCo Limited. Rebranded CDW UK in 2016, the acquisition extended our footprint into the UK. It also enhanced our ability to provide IT solutions to US-based customers with multinational locations.

In 2019, we acquired Canada-based technology solutions provider, Scalar Decisions Inc. and a premier IT service management solutions provider, Aptris Inc.
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
Weak economic conditions generally, sustained uncertainty about global economic and political conditions, government spending cuts and the impact of new government policies, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there continues to be substantial uncertainty regarding the economic impact of the UK's exit from the European Union ("EU"), referred to as "Brexit". The UK formally withdrew from EU membership on January 31, 2020, and commenced a transition period during which the trading relationship between the UK and the EU will remain the same and the UK and EU will begin negotiations to determine their future relationship. Although the full effects of Brexit are uncertain and will be dependent on the outcome of such negotiations, potential adverse consequences of Brexit include global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the UK and other countries, and increased regulatory complexities, each of which could have a negative impact on our business, financial condition or results of operations. These effects may be amplified if the UK and the EU fail to agree on a future trade relationship, which could result in significant market and economic disruption. We have established a presence in the Netherlands to help address future developments, as needed, for Brexit, which could add complexity to our European operations as well as result in higher costs associated with serving our customers following the transition period.
Our financial performance could be adversely affected by decreases in spending on technology products and services by our public sector customers.
Our sales to our public sector customers and our other customers that do business with our public sector customers are impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (such as budget cuts or limitations or temporary shutdowns of government operations), shifts in budget priorities or reductions in revenue levels could cause our impacted public sector customers or our other customers that do business with impacted public sector customers to reduce or delay their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. Additionally, such adverse change in government spending policies, shifts in budget priorities or reductions in revenue levels could impact cash collections from contracts with our impacted public sector customers or other customers that do business with impacted public sector customers, which could adversely affect our business, results of operations or cash flows.
Our business depends on our vendor partner relationships and the terms of the agreements governing those relationships.
Our solutions portfolio includes products from OEMs, software publishers and cloud providers. We are authorized by these vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows, particularly given our level of indebtedness.
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
We purchase the products included in our portfolio both directly from our vendor partners and from wholesale distributors. Although we purchase from a diverse vendor base, in 2019, products we purchased from wholesale distributors Ingram Micro, SYNNEX and Tech Data each represented approximately 10% of total US purchases. In addition, sales of products manufactured by Apple, Cisco, Dell EMC, HP Inc., Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented approximately 60% of our 2019 consolidated Net sales. Sales of products manufactured by Cisco and Dell EMC represented approximately 25% of our 2019 consolidated Net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
Further, the sale, spin-off or combination of any of our vendor partners and/or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, or our ability to develop relationships with and sell hardware, software and services from new and emerging vendors and vendors that we have not historically represented in the marketplace, could have an adverse impact on our business, results of operations or cash flows.
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
We also are dependent upon our vendor partners for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. To the extent that a vendor's offering that is in high demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or if we are unable to develop relationships with new technology providers or companies that we have not historically represented, our business, results of operations or cash flows could be adversely impacted.
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes:

•	resellers, such as Computacenter, Connection, ePlus, Insight Enterprises, NTT, Presidio, SCC, Softchoice, World Wide Technology and many smaller resellers;

•	manufacturers who sell directly to customers, such as Adobe, Apple, Dell EMC, HP Inc. and Hewlett Packard Enterprise;

•	large service providers and system integrators, such as Accenture, Dell EMC, Hewlett Packard Enterprise and IBM;

•	communications service providers, such as AT&T, CenturyLink and Verizon;

•	cloud providers, such as Amazon Web Services, Google and Microsoft;

•	e-tailers, such as Amazon and Newegg; and

•	retailers (including their e-commerce activities), such as Office Depot and Staples.
We expect the competitive landscape to continue to evolve as new technologies and consumption models are developed, such as cloud-based and other "as a service" solutions, hyper-converged infrastructure and embedded software solutions. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us, cloud-based solutions and technology solutions as a service could increase the amount of sales directly to customers rather than through solutions providers like us, or could reduce the amount of hardware we sell. In addition, some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to our customers. Moreover, traditional OEMs have increased their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. If we are unable to effectively respond to the evolving competitive landscape, or respond in a manner that is less effective than that of our competitors, our business, results of operations or cash flows could be adversely impacted.
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
Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters, pandemics or other public health crises, such as the coronavirus, or other adverse occurrences affecting any of our suppliers' facilities, could disrupt our supply chain. We could experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand, amongst other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.
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
Our success is dependent on the accuracy, proper utilization and continuing maintenance and development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, e-commerce and mobile systems, as well as our operational platforms, including voice and data networks and power systems. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:

•	conduct business with our customers, including delivering services and solutions to them;

•	manage our inventory, accounts receivable and accounts payable;

•	support planned growth in services and solutions and continued evolution of the business;

•	purchase, sell, ship and invoice our hardware and software products and provide and invoice our services efficiently and on a timely basis; and

•	maintain our cost-efficient operating model while scaling our business.
The integrity of our information technology systems is vulnerable to disruption due to forces beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, both internal and external, and from human error, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our business or results of operations.
Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.
Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers and others. In connection with our services business, some of our coworkers have access to our customers' confidential data and other information. Additionally, third parties, such as data center colocation and hosted solution partners, provide services to us and as a component of our services delivery to customers. These third parties could also be a source of security risk in the event of a failure of their own security systems and infrastructure. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risks from breaches in security, including those from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks. The evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations and nation-states, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, make it increasingly challenging to anticipate and adequately mitigate these risks.
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
Our services include field services, managed services, warranties, configuration services, partner services and telecom services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. We also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high-quality services to our customers or such services result in a disruption of our customers' businesses, this could, among other things, result in legal claims and proceedings and liability for us. Moreover, as we expand our services and solutions business and provide increasingly complex services and solutions, we may be exposed to additional operational, regulatory and other risks. We also could incur liability for failure to comply with the rules and regulations applicable to the new services and solutions we provide to our customers. If any of the foregoing were to occur, our reputation with our customers, our brand and our business, results of operations or cash flows could be adversely affected.
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
Our future success will depend to a significant extent on the efforts of our Chief Executive Officer, as well as the continued service and support of our other executive officers and the effectiveness of our succession planning. Our future success also will depend on our ability to retain and motivate our customer-facing coworkers, who have been given critical CDW knowledge regarding, and the opportunity to develop strong relationships with, many of our customers. In addition, as we seek to expand our offerings of value-added services and solutions, our success will even more heavily depend on attracting and retaining highly skilled technology specialists and engineers, for whom the market is extremely competitive.
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
A natural disaster or other adverse occurrence at one of our primary facilities or a third-party provider location could damage our business.
We have two warehouse and distribution facilities in the US and one in the UK. If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate numerous facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation and hosted solution partners, provide services as a component of our services delivery to customers. A natural disaster or other adverse occurrence at any of our major sales offices or third-party provider locations could negatively impact our business, results of operations or cash flows.
Increases in the cost of commercial delivery services or disruptions of those services could materially adversely impact our business.
We generally ship hardware products to our customers by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services (including those that may result from an increase in fuel or personnel costs), our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers could materially adversely affect our ability to deliver or receive products on a timely basis.
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
In addition, our financial results could be adversely affected by financial adjustments required by generally accepted accounting principles in the United States of America ("GAAP") in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
Our future operating results may fluctuate significantly, which may result in volatility in the market price of our stock and could impact our ability to operate our business effectively.
We may experience significant variations in our future quarterly results of operations. These fluctuations may cause the market price of our common stock to be volatile and may result from many factors, including the condition of the technology industry in general, shifts in demand and pricing for hardware, software and services and the introduction of new products or upgrades. Further, if our customers’ businesses are adversely affected by the impact of the coronavirus, they might delay or reduce purchases from us, which could adversely affect our results of operations.
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
Our exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our Consolidated Financial Statements. While our Consolidated Financial Statements are reported in US dollars, the financial statements of our subsidiaries outside the US are prepared using the local currency as the functional currency and translated into US dollars. As a result, fluctuations in the exchange rate of the US dollar relative to the local currencies of our international subsidiaries, particularly the British pound and the Canadian dollar, could cause material fluctuations in our reported results of operations. We also have foreign currency exposure to the extent sales and purchases are not denominated in a subsidiary's functional currency, which could have an adverse effect on our business, results of operations or cash flows.

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
Our operations are subject to numerous complex federal, state, provincial, local and foreign laws and regulations in a number of areas, including labor and employment, advertising, e-commerce, tax, trade, import and export requirements, economic and trade sanctions, anti-corruption, data privacy requirements (including those under the European Union General Data Protection Regulation and the California Consumer Privacy Act), anti-competition, environmental and health and safety. The evaluation of, and compliance with these laws, regulations and similar requirements may be onerous and expensive, and these laws and regulations may have other adverse impacts on our business, results of operations or cash flows. Furthermore, these laws and regulations are evolving and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance.
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
Risks Related to Our Indebtedness
Our level of indebtedness could adversely affect our business.
As of December 31, 2019, we had $3.3 billion of total long-term debt outstanding and $430 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $1.0 billion under our senior secured asset-based revolving credit loan facility (the "Revolving Loan") after taking into account borrowing base limitations and an additional £50 million ($66 million at December 31, 2019) under our CDW UK revolving credit facility. Our level of indebtedness could have important consequences, including the following:

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
In addition, under our Revolving Loan, we are permitted to borrow an aggregate amount of up to $1.5 billion. However, our ability to borrow under our Revolving Loan is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of CDW LLC and its subsidiary guarantors' eligible accounts receivable (net of accounts receivable reserves) (up to 30% of such eligible accounts receivable which can consist of federal government accounts receivable) plus the lesser of (i) 75% of CDW LLC and its subsidiary guarantors' eligible inventory (valued at cost and net of inventory reserves) and (ii) the product of 85% multiplied by the net orderly liquidation value percentage multiplied by eligible inventory (valued at cost and net of inventory reserves), less reserves (other than accounts reserves and inventory reserves). The borrowing base in effect as of December 31, 2019 was $2.0 billion and, therefore, did not restrict our ability to borrow under our Revolving Loan as of that date.
Our ability to borrow under our Revolving Loan is also limited by a minimum liquidity condition, which provides that, if excess cash availability is less than the lesser of (i) $125 million and (ii) the greater of (A) 10% of the borrowing base and (B) $100 million, the lenders are not required to lend any additional amounts under our Revolving Loan unless the consolidated fixed charge coverage ratio (as defined in the credit agreement for our Revolving Loan) is at least 1.00 to 1.00. It is an event of default under our Revolving Loan if our excess cash availability and consolidated fixed charge coverage ratio remain below such levels for a period of five or more consecutive business days. Moreover, our Revolving Loan provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. We cannot make any assurances that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness, the risks associated with our level of indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2019, we had $1.0 billion available for additional borrowing under our Revolving Loan after taking into account borrowing base limitations and an additional £50 million ($66 million at December 31, 2019) available under our CDW UK revolving credit facility.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2019, we had $1.6 billion of variable rate debt outstanding. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate cap agreements in the future on acceptable terms or that such caps or the caps we have in place now will be effective.
The London Inter-bank Offered Rate ("LIBOR") and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.
Certain of our credit facilities, including our senior secured term loan facility and our Revolving Loan, have variable interest rates using LIBOR as a benchmark rate, and we have entered into interest rate cap agreements with respect to the senior secured term loan facility that are based on LIBOR. As of December 31, 2019, $1.5 billion of our total debt outstanding bears interest at variable interest rates using LIBOR as a benchmark rate. The LIBOR and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021. The US Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, announced the replacement of US dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by US Treasury securities, called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement for US dollar-denominated instruments, and whether other benchmarks will attain traction in other markets, remains in question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, interest rates on our current or future debt obligations and hedging instruments may be adversely affected and we may need to renegotiate the agreements governing such obligations or instruments. Although the agreement governing our senior secured term loan facility contains provisions for amending the applicable term loan interest rates if LIBOR is discontinued or cannot be determined, any such amendments will be contingent on our ability to negotiate new "benchmark" rates, spreads and calculation methods with the administrative agent and lenders under such facility. We may be unable to negotiate an acceptable alternative to LIBOR, or if we do agree to amend the facility, the new "benchmark" may perform differently than LIBOR or cause other unanticipated consequences, which could adversely affect our interest expense, related debt obligations and our interest rate cap agreements.
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
Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that may be considered favorable.
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
We expect to continue to pay a cash dividend on our common stock, currently at the rate of $0.380 per share per quarter, or $1.52 per share per annum. However, any determination to pay dividends in the future will be at the discretion of our Board of Directors. Any determination to pay dividends on, or repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors our Board of Directors deems relevant. In addition, our ability to pay dividends on, or repurchase, shares of our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. There can be no assurance that we will continue to pay a dividend at the current rate or at all or that we will continue to repurchase shares of our common stock. If we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2019, we owned or leased a total of 2.6 million square feet of space, primarily in the US, UK and Canada. We own two properties: a 513,000 square foot distribution center in North Las Vegas, Nevada, and a combined office and a 442,000 square foot distribution center in Vernon Hills, Illinois. In addition, we conduct sales, services and administrative activities in various locations primarily in the US, UK and Canada.
We believe our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, generally within the next 17 years.
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
As of December 31, 2019, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following table lists the name, age as of February 28, 2020 and positions of each executive officer of the Company.

Name	Age	Position
Christine A. Leahy	55
President and Chief Executive Officer and member of our Board of Directors since January 2019; Chief Revenue Officer from July 2017 to December 2018; Senior Vice President - International, Chief Legal Officer, and Corporate Secretary from May 2016 to July 2017; Senior Vice President, General Counsel and Corporate Secretary from January 2007 to May 2016.

Jill M. Billhorn	58
Senior Vice President, Corporate Sales since January 2019; Vice President, Strategic Solution Sales of CDW Direct, LLC from January 2018 to December 2018; Vice President, East Region of CDW Direct, LLC from August 2015 to January 2018; Vice President - Small Business of CDW Direct, LLC from August 2010 to August 2015.

Sona Chawla	52
Chief Growth and Innovation Officer since January 2020; President, Kohl's Corporation (an omnichannel retailer) from May 2018 to October 2019 and Chief Operating Officer from November 2015 to May 2018; President, Digital and Chief Marketing Officer, Walgreen Company (a drugstore chain) from February 2014 to November 2015.

Mark C. Chong	49	Senior Vice President of Strategy and Marketing since November 2016; Partner, Bain & Company (a global management consulting firm) from January 2010 to September 2016.
Elizabeth H. Connelly	55
Chief Human Resources Officer and Senior Vice President, Coworker Services since December 2018; Managing Director and Head, Commercial Bank Healthcare, Higher Education and Not-for-Profit Banking at J.P. Morgan Chase & Company (a global financial services firm) from March 2012 to December 2018.

Christina M. Corley	52
Chief Commercial and Operating Officer since January 2020; Chief Operating Officer since January 2019; Senior Vice President, Commercial and International Markets from July 2017 to December 2018; Senior Vice President, Corporate Sales from September 2011 to July 2017.

Douglas E. Eckrote	55	Senior Vice President, Small Business Sales and eCommerce since August 2016; Senior Vice President, Strategic Solutions and Services from November 2009 to August 2016.
Collin B. Kebo	53
Senior Vice President and Chief Financial Officer since January 2018; Vice President, Financial Planning and Analysis from December 2008 to December 2017; Chief Financial Officer - International from May 2016 to December 2017.

Robert F. Kirby	54	Senior Vice President, Public Sales since July 2018; Vice President, Federal and State and Local Sales of CDW Government LLC from June 2011 to August 2018.
Frederick J. Kulevich	54
Senior Vice President, General Counsel and Corporate Secretary since October 2017; Vice President and Deputy General Counsel from May 2016 to October 2017; Vice President and Assistant General Counsel from May 2014 to May 2016; Senior Director, Ethics and Compliance from July 2006 to May 2014.

Christina V. Rother	56	Senior Vice President, Integrated Technology Solutions since July 2018; Senior Vice President, Public and Advanced Technology Sales from September 2011 to July 2018.
Jonathan J. Stevens	50	Senior Vice President, Operations and Chief Information Officer since November 2009.
Matthew A. Troka	49	Senior Vice President, Product and Partner Management since March 2011.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market since June 27, 2013 under the symbol "CDW."
Holders
As of February 25, 2020, there were 17 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 6, 2020, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.380 per share. The dividend will be paid on March 10, 2020 to all stockholders of record as of the close of business on February 25, 2020.
We expect to continue to pay quarterly cash dividends on our common stock in the future, but such payments remain at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. For additional information on our cash resources and needs and restrictions on our ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included elsewhere in this report. For additional information on restrictions on our ability to pay dividends, see Note 9 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On February 7, 2019, we announced that our Board of Directors authorized a $1 billion increase to our share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors.
Information relating to the Company's purchases of its common stock during the quarter ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
October 1 through October 31, 2019	0.4	$122.89	0.4	$798.0
November 1 through November 30, 2019	0.5	$135.10	0.5	$731.7
December 1 through December 31, 2019	0.4	$137.53	0.4	$678.7
Total	1.3		1.3

(1)	The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases.
Cumulative Total Shareholder Return
The information contained in this Cumulative Total Shareholder Return section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2014 through and including the market close on December 31, 2019, with the cumulative total return for the same time period of the same amount invested in the S&P 500 Index and a peer group index. Our peer group index for 2019 consists of the following companies: Anixter International, Inc., Arrow Electronics, Inc., Avnet, Inc., CGI Group Inc., Cognizant Technology Solutions Corporation, DXC Technology Company, Genuine Parts Company, Henry

Schein, Inc., Insight Enterprises, Inc., LKQ Corporation, Patterson Companies, Inc., SYNNEX Corporation, Tech Data Corporation, W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; (vi) similar margins; (vii) comparable percentage of international sales; (viii) frequently identified as a peer by the other peer companies or Institutional Shareholder Services Inc.; or (ix) identified by the Company as a competitor.
The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
CDW Corp	$100	$120	$151	$204	$240	$428
S&P 500 Index	$100	$99	$109	$130	$122	$157
CDW Peers	$100	$98	$122	$138	$115	$146
Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
The selected financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related notes.
We have derived the selected financial data presented below as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 from our Consolidated Financial Statements and related notes included elsewhere in this report. The selected financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 have been derived from our Consolidated Financial Statements as of and for those periods and are not included in this report.

	Year Ended December 31,
(dollars in millions, except per share amounts)	2019	2018	2017		2016		2015(1)
Statement of Operations Data:
Net sales	$18,032.4	$16,240.5	$14,832.9		$13,672.7		$12,988.7
Cost of sales	14,992.5	13,533.6	12,382.7		11,344.4		10,872.9
Gross profit	3,039.9	2,706.9	2,450.2		2,328.3		2,115.8
Selling and administrative expenses	1,713.1	1,537.1	1,410.0		1,345.4		1,226.0
Advertising expense	193.2	182.5	173.7		162.9		147.8
Operating income	1,133.6	987.3	866.5		820.0		742.0
Interest expense, net	(159.4)	(148.6)	(150.5)		(146.5)		(159.5)
Gain on remeasurement of equity investment	—	—	—		—		98.1
Other (expense) income, net	(24.5)	1.8	(55.3)		(0.3)		(33.6)
Income before income taxes	949.7	840.5	660.7		673.2		647.0
Income tax expense	(212.9)	(197.5)	(137.6)		(248.1)		(243.9)
Net income	$736.8	$643.0	$523.1		$425.1		$403.1
Net income per common share:
Basic	$5.08	$4.26	$3.37		$2.60		$2.37
Diluted	$4.99	$4.19	$3.31		$2.56		$2.35

Cash dividends declared per common share	$1.2650	$0.9250	$0.6900	—	$0.4825	—	$0.3100

Balance Sheet Data (at period end):
Cash and cash equivalents	$154.0	$205.8	$144.2		$263.7		$37.6
Working capital	842.7	993.7	874.2		959.9		903.5
Total assets	7,999.4	7,167.7	6,966.7		6,958.4		6,755.3
Total debt and capitalized lease obligations(2)	3,317.3	3,209.1	3,236.7		3,236.6		3,262.9
Total stockholders' equity	960.3	975.2	985.6		1,047.9		1,095.9

Other Financial Data:
Capital expenditures	$236.3	$86.1	$81.1		$63.5		$90.1
Gross profit as a percentage of Net sales	16.9%	16.7%	16.5%		17.0%		16.3%
Non-GAAP operating income(3)	$1,368.4	$1,216.6	$1,106.8		$1,048.3		$960.9
Non-GAAP net income(4)	902.1	794.3	605.9		569.7		503.5

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,027.2	$905.9	$777.7		$604.0		$277.5
Investing activities	(331.4)	(86.1)	(81.1)		(65.9)		(354.4)
Financing activities	(749.8)	(754.8)	(818.7)		(304.6)		(226.5)

(1)	Includes the impact of consolidating five months of CDW UK's financial results.

(2)
Excludes borrowings of $430 million, $429 million, $498 million, $580 million and $440 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(3)
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, and acquisition and integration expenses.

Non-GAAP operating income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe Non-GAAP operating income provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as this measure removes the impact of items that management believes are not reflective of underlying operating performance. Management uses this measure to evaluate period-over-period performance as management believes it provides a more comparable measure of the underlying business.
The following unaudited table sets forth a reconciliation of Operating income to Non-GAAP operating income for the periods presented:

	Year Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015(1)
Operating income	$1,133.6	$987.3	$866.5	$820.0	$742.0
Amortization of intangibles	178.5	182.7	185.1	187.2	173.9
Equity-based compensation	48.5	40.7	43.7	39.2	31.2
Other adjustments(2)	7.8	5.9	11.5	1.9	13.8
Non-GAAP operating income	$1,368.4	$1,216.6	$1,106.8	$1,048.3	$960.9

(1)	Includes the impact of consolidating five months of CDW UK's financial results.

(2)	Primarily includes payroll taxes on equity-based compensation, consolidation of office space, settlement of litigation matters, and acquisition and integration expenses.

(4)
Non-GAAP net income excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, net loss on extinguishment of long-term debt, acquisition and integration expenses, and the associated tax effects of each. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides analysts, investors and management with helpful information regarding the underlying operating performance of our business, as this measure removes the impact of items that management believes are not reflective of underlying operating performance. Management uses this measure to evaluate period-over-period performance as management believes it provides a more comparable measure of the underlying business.

The following unaudited table sets forth a reconciliation of Net income to Non-GAAP net income for the periods presented:

	Year Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015(1)
Net income	$736.8	$643.0	$523.1	$425.1	$403.1
Amortization of intangibles(2)	178.5	182.7	185.1	187.2	173.9
Equity-based compensation	48.5	40.7	43.7	39.2	31.2
Net loss on extinguishments of long-term debt	22.1	—	57.4	2.1	24.3
Gain on remeasurement of equity investment(3)	—	—	—	—	(98.1)
Other adjustments(4)	7.8	5.9	11.5	1.9	33.9
Aggregate adjustments for income taxes(5)	(91.6)	(78.0)	(214.9)	(85.8)	(64.8)
Non-GAAP net income	$902.1	$794.3	$605.9	$569.7	$503.5

(1)	Includes the impact of consolidating five months of CDW UK's financial results.

(2)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(3)	Represents the gain resulting from the remeasurement of the Company's previously held 35% equity investment to fair value upon the completion of the acquisition of CDW UK.

(4)
Primarily includes expenses related to the consolidation of office space, settlement of litigation matters, the favorable resolution of a local sales tax matter, acquisition and integration expenses and the Company's 35% share of expenses related to certain equity awards for the acquisition of CDW UK.

(5)	Aggregate adjustments for income taxes consists of the following:

	Year Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Total Non-GAAP adjustments	$256.9	$229.3	$297.7	$230.4	$165.2
Weighted-average statutory effective rate	25.0%	25.0%	36.0%	36.0%	38.0%
Income tax	(64.2)	(57.3)	(107.2)	(82.9)	(62.8)
Deferred tax adjustment due to law changes	0.3	0.5	1.3	(1.5)	(4.0)
Excess tax benefits from equity-based compensation	(24.5)	(19.1)	(36.2)	(1.8)	—
Discrete tax benefit related to CDW Canada's acquisition of Scalar	(3.0)	—	—	—	—
Tax Cuts and Jobs Act	—	(1.9)	(75.5)	—	—
Withholding tax expense on the unremitted earnings of our Canadian subsidiary	—	—	—	—	3.3
Non-deductible adjustments and other	(0.2)	(0.2)	2.7	0.4	(1.3)
Total aggregate adjustments for income taxes	$(91.6)	$(78.0)	$(214.9)	$(85.8)	$(64.8)

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
Overview
CDW Corporation, a Fortune 500 company and member of the S&P 500 Index, is a market-leading provider of integrated information technology ("IT") solutions to small, medium and large business, government, education and healthcare customers in the US, the UK and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
We are technology "agnostic," with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 6,800 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers ("OEMs"), software publishers and cloud providers (collectively, our "vendor partners"), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
For a discussion of results for the year ended December 31, 2017, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.
Trends and Key Factors Affecting our Financial Performance
We believe the following key factors may have a meaningful impact on our business performance, influencing our ability to generate sales and achieve our targeted financial and operating results:

•
General economic conditions are a key factor affecting our results as they impact our customers' willingness to spend on information technology. This is particularly the case for our Corporate and Small Business customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their discrete perceptions of business and general economic conditions. Additionally, changes in trade policy and product constraints from suppliers could have an adverse impact on our business. There is uncertainty regarding whether the rapidly evolving coronavirus could impact our supply chain causing product constraints, which could have an adverse impact on our business. There continues to be substantial uncertainty regarding the impact of the UK's exit from the European Union ("EU") (referred to as "Brexit"). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. To date, CDW UK has not experienced significant changes in the buying behavior of its customers even with the uncertainty related to the ultimate terms of

Brexit. We have established a presence in the Netherlands to support CDW UK's broader growth opportunities in the EU and to help address future developments, as needed, for Brexit.

•	Changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government, healthcare and education customers.

•
Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more "as a service" offerings, including Device as a Service and managed services.

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
In addition to Non-GAAP operating income and Non-GAAP operating income margin, we believe that the most important financial and non-financial measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP income before income taxes, Non-GAAP net income, Net income per diluted share, Non-GAAP net income per diluted share, free cash flow, return on working capital, Cash and cash equivalents, net working capital, cash conversion cycle, debt levels including available credit, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
In this report, we discuss Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes and Non-GAAP net income, which are non-GAAP financial measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. For the definitions of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes and Non-GAAP net income and reconciliations to the most directly comparable GAAP measure, see "Results of Operations - Non-GAAP Financial Measure Reconciliations."
The results of certain key business metrics are as follows:

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Net sales	$18,032.4	$16,240.5	$14,832.9
Gross profit	3,039.9	2,706.9	2,450.2
Operating income	1,133.6	987.3	866.5
Net income	736.8	643.0	523.1
Non-GAAP operating income	1,368.4	1,216.6	1,106.8
Non-GAAP net income	902.1	794.3	605.9
Average daily sales(1)	71.0	63.9	58.4
Net debt(2)	3,163.3	3,002.8	3,091.3
Cash conversion cycle (in days)(3)	18	19	19

(1)	There were 254 selling days for each of the years ended December 31, 2019, 2018 and 2017.

(2)	Defined as Total debt minus Cash and cash equivalents.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Year Ended December 31,
	2019		2018
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$18,032.4	100.0%	$16,240.5	100.0%
Cost of sales	14,992.5	83.1	13,533.6	83.3
Gross profit	3,039.9	16.9	2,706.9	16.7
Selling and administrative expenses	1,713.1	9.5	1,537.1	9.5
Advertising expense	193.2	1.1	182.5	1.1
Operating income	1,133.6	6.3	987.3	6.1
Interest expense, net	(159.4)	(0.9)	(148.6)	(0.9)
Other (expense) income, net	(24.5)	(0.1)	1.8	—
Income before income taxes	949.7	5.3	840.5	5.2
Income tax expense	(212.9)	(1.2)	(197.5)	(1.2)
Net income	$736.8	4.1%	$643.0	4.0%
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Year Ended December 31,
	2019		2018
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$7,499.0	41.6%	$6,842.5	42.1%	$656.5	9.6%

Small Business	1,510.3	8.4	1,359.6	8.4	150.7	11.1

Public:
Government	2,519.3	14.0	2,097.3	12.9	422.0	20.1
Education	2,411.6	13.4	2,327.4	14.3	84.2	3.6
Healthcare	1,933.9	10.7	1,730.0	10.7	203.9	11.8
Total Public	6,864.8	38.1	6,154.7	37.9	710.1	11.5

Other	2,158.3	12.0	1,883.7	11.6	274.6	14.6

Total Net sales	$18,032.4	100.0%	$16,240.5	100.0%	$1,791.9	11.0%

(1)	There were 254 selling days for each of the years ended December 31, 2019 and 2018.
Total Net sales for the year ended December 31, 2019 increased $1,792 million, or 11.0%, to $18,032 million, compared to the prior year. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 11.5%. For additional information, see "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
For the year ended December 31, 2019, Net sales growth reflected growth across all major product categories, particularly client devices (defined as notebooks/mobile devices and desktops), software and services. Additionally, eleven months of results from Scalar, which was acquired on February 1, 2019, contributed to our Net sales growth. For additional information, see Note 17 (Segment Information) to the accompanying Consolidated Financial Statements.

Corporate segment Net sales for the year ended December 31, 2019 increased $657 million, or 9.6%, compared to the year ended December 31, 2018. Growth was primarily driven by client devices and software.
Small Business segment Net sales for the year ended December 31, 2019 increased by $151 million, or 11.1%, compared to the year ended December 31, 2018. Growth was primarily driven by client devices and software.
Public segment Net sales for the year ended December 31, 2019 increased $710 million, or 11.5%, compared to the year ended December 31, 2018. The increase was primarily driven by growth in Government and Healthcare. Net sales to Government customers increased 20.1% primarily driven by client devices, software and netcomm. Net sales to Healthcare customers increased 11.8% primarily driven by client devices and software. Net sales to Education customers increased 3.6% primarily driven by client devices and video, partially offset by netcomm.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the year ended December 31, 2019 increased $275 million, or 14.6%, compared to the year ended December 31, 2018. Both operations grew in local currency and Canada growth included the incremental Net sales from Scalar. The impact of foreign currency exchange decreased Other Net sales growth by approximately 430 basis points, primarily due to the unfavorable translation of the British pound and Canadian dollar to the US dollar.
Gross profit
Gross profit increased $333 million, or 12.3%, to $3,040 million for the year ended December 31, 2019, compared to $2,707 million for the year ended December 31, 2018. As a percentage of Net sales, Gross profit margin increased 20 basis points to 16.9% for the year ended December 31, 2019. Gross profit margin was positively impacted by product margin and an increase in the mix of netted down revenues that are booked net of costs of goods sold, partially offset by Net sales growth outpacing partner funding growth.
Selling and administrative expenses
Selling and administrative expenses increased $176 million, or 11.5%, to $1,713 million for the year ended December 31, 2019, compared to $1,537 million for the year ended December 31, 2018. The increase was driven by higher sales payroll expenses consistent with higher gross profit.
As a percentage of total Net sales, Selling and administrative expenses remained flat at 9.5% for the years ended December 31, 2019 and 2018.
Operating income
During 2019, we evaluated our methodology for allocating certain depreciation and amortization expenses to each of our segments. The evaluation resulted in a revision to the allocation of depreciation and amortization expenses from Headquarters to our reportable segments, effective January 1, 2019. The prior period results have been recast to reflect these changes and present comparable information.
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change was as follows:

	Year Ended December 31,
	2019		2018
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$585.1	7.8%	$530.4	7.8%	10.3%
Small Business	107.5	7.1	94.4	6.9	13.9
Public	475.0	6.9	405.0	6.6	17.3
Other(2)	101.6	4.7	82.2	4.4	24.8
Headquarters(3)	(135.6)	nm*	(124.7)	nm*	8.7
Total Operating income	$1,133.6	6.3%	$987.3	6.1%	14.8%
* Not meaningful

(1)
Segment operating income includes the segment's direct operating income, allocations for certain Headquarters costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.

(2)	Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

(3)	Includes Headquarters' function costs that are not allocated to the segments.
Operating income was $1,134 million for the year ended December 31, 2019, an increase of $147 million, or 14.8%, compared to $987 million for the year ended December 31, 2018. Operating income increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses. Total operating margin percentage increased 20 basis points to 6.3% for the year ended December 31, 2019, from 6.1% for the year ended December 31, 2018 due to an increase in Gross profit margin and lower intangible asset amortization as a percentage of Net sales, partially offset by higher sales payroll expenses.
Corporate segment Operating income was $585 million for the year ended December 31, 2019, an increase of $55 million, or 10.3%, compared to $530 million for the year ended December 31, 2018. Corporate segment Operating income increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses. Corporate segment operating margin percentage remained flat at 7.8% for the years ended December 31, 2019 and 2018.
Small Business segment Operating income was $108 million for the year ended December 31, 2019, an increase of $14 million, or 13.9%, compared to $94 million for the year ended December 31, 2018. Small Business segment Operating income increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Small Business segment operating margin percentage increased 20 basis points to 7.1% for the year ended December 31, 2019, from 6.9% for the year ended December 31, 2018 due to lower sales payroll expenses and lower intangible asset amortization as a percentage of Net sales.
Public segment Operating income was $475 million for the year ended December 31, 2019, an increase of $70 million, or 17.3%, compared to $405 million for the year ended December 31, 2018. Public segment Operating income increased primarily due to higher gross profit dollars, partially offset by higher sales payroll expenses. Public segment operating margin percentage increased 30 basis points to 6.9% for the year ended December 31, 2019, from 6.6% for the year ended December 31, 2018 primarily due to product margin.
Other Operating income was $102 million for the year ended December 31, 2019, an increase of $20 million, or 24.8%, compared to $82 million for the year ended December 31, 2018. Other Operating income increased primarily due to higher gross profit dollars, partially offset by higher payroll expenses along with the unfavorable translation of the British pound and Canadian dollar to the US dollar. Other operating margin percentage increased 30 basis points to 4.7% for the year ended December 31, 2019, from 4.4% for the year ended December 31, 2018 due to product margin and lower intangible asset amortization as a percentage of Net sales, partially offset by higher payroll expenses.
Interest expense, net
Interest expense, net in 2019 was $159 million, an increase of $10 million, compared to $149 million in 2018. This increase was primarily due to paying an effective interest rate on the term loan in 2019 that exceeded the capped rate in 2018 and higher interest expense to finance the Scalar acquisition.
Income tax expense
Income tax expense was $213 million in 2019, compared to $198 million in 2018. The effective income tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 22.4% and 23.5% for 2019 and 2018, respectively.
For 2019, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes, partially offset by tax credits, excess tax benefits on equity-based compensation and a tax benefit related to CDW Canada's acquisition of Scalar. For 2018, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes, partially offset by excess tax benefits on equity-based compensation. The 2019 effective tax rate was lower than 2018 primarily due to tax credits, higher excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada's acquisition of Scalar.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, and Net sales growth on a constant currency basis for the years ended December 31, 2019 and 2018 below.

Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, and acquisition and integration expenses. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP income before income taxes and Non-GAAP net income exclude, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, and the associated tax effects of each. Net sales growth on a constant currency basis is defined as Net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
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
Non-GAAP operating income
Non-GAAP operating income was $1,368 million for the year ended December 31, 2019, an increase of $151 million, or 12.5%, compared to $1,217 million for the year ended December 31, 2018. As a percentage of Net sales, Non-GAAP operating income was 7.6% and 7.5% for the years ended December 31, 2019 and 2018, respectively.

	Year Ended December 31,
(dollars in millions)	2019	2018
Operating income	$1,133.6	$987.3
Amortization of intangibles(1)	178.5	182.7
Equity-based compensation	48.5	40.7
Scalar acquisition and integration expenses	3.0	1.5
Other adjustments(2)	4.8	4.4
Non-GAAP operating income	$1,368.4	$1,216.6
Non-GAAP operating income margin	7.6%	7.5%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation.

Non-GAAP net income
Non-GAAP net income was $902 million for the year ended December 31, 2019, an increase of $108 million, or 13.6%, compared to $794 million for the year ended December 31, 2018.

	Year Ended December 31, 2019			Year Ended December 31, 2018
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$949.7	$(212.9)	$736.8	$840.5	$(197.5)	$643.0
Amortization of intangibles(2)	178.5	(44.6)	133.9	182.7	(45.7)	137.0
Equity-based compensation	48.5	(36.6)	11.9	40.7	(29.2)	11.5
Net loss on extinguishments of long-term debt	22.1	(5.5)	16.6	—	—	—
Scalar acquisition and integration expenses(3)	3.0	(3.7)	(0.7)	1.5	—	1.5
Other adjustments(4)	4.8	(1.2)	3.6	4.4	(3.1)	1.3
Non-GAAP	$1,206.6	$(304.5)	$902.1	$1,069.8	$(275.5)	$794.3

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
Net sales growth on a constant currency basis
Net sales increased $1,791 million, or 11.0%, to $18,032 million for the year ended December 31, 2019, compared to $16,241 million for the year ended December 31, 2018. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $1,860 million, or 11.5%.

	Year Ended December 31,
(dollars in millions)	2019	2018	% Change(1)
Net sales, as reported	$18,032.4	$16,240.5	11.0%
Foreign currency translation(2)	—	(67.8)
Net sales, on a constant currency basis	$18,032.4	$16,172.7	11.5%

(1)	There were 254 selling days for each of the years ended December 31, 2019 and 2018.

(2)	Represents the effect of translating the prior period results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations. As of December 31, 2019, we also have $1.0 billion of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($66 million at December 31, 2019) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.
Long-Term Debt and Financing Arrangements
On September 26, 2019, we refinanced our 2023 Senior Notes through the issuance of 2028 Senior Notes. On October 11, 2019, we extended the maturity date of the Term Loan from August 2023 to October 2026. For additional information, see Note 9 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
As of December 31, 2019, we had total indebtedness of $3.3 billion, of which $1.6 billion was secured indebtedness. At December 31, 2019, we were in compliance with the covenants under our various credit agreements and indentures.
For additional information regarding our debt and refinancing activities, see Note 9 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For additional information, see Note 6 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Share Repurchase Program
During 2019, we repurchased 6.1 million shares of our common stock for $657 million under the previously announced share repurchase program. On February 7, 2019, we announced that our Board of Directors authorized a $1.0 billion increase to our share repurchase program. For additional information, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
A summary of 2019 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.295	February 7, 2019	February 25, 2019	March 12, 2019
$0.295	May 1, 2019	May 24, 2019	June 11, 2019
$0.295	July 31, 2019	August 26, 2019	September 10, 2019
$0.380	October 31, 2019	November 25, 2019	December 10, 2019
$1.265
On February 6, 2020, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.380 per share. The dividend will be paid on March 10, 2020 to all stockholders of record as of the close of business on February 25, 2020.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
(dollars in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$1,027.2	$905.9
Investing activities	(331.4)	(86.1)

Net change in accounts payable - inventory financing	(1.3)	(67.4)
Other financing activities	(748.5)	(687.4)
Financing activities	(749.8)	(754.8)

Effect of exchange rate changes on cash and cash equivalents	2.2	(3.4)
Net (decrease) increase in cash and cash equivalents	$(51.8)	$61.6
Operating Activities
Cash flows from operating activities are as follows:

	Year Ended December 31,
(dollars in millions)	2019	2018	Change
Net income	$736.8	$643.0	$93.8
Adjustments for the impact of non-cash items(1)	256.7	261.1	(4.4)
Net income adjusted for the impact of non-cash items(2)	993.5	904.1	89.4
Changes in assets and liabilities:
Accounts receivable(3)	(244.8)	(365.1)	120.3
Merchandise inventory(4)	(153.0)	(46.8)	(106.2)
Accounts payable-trade(5)	194.1	271.2	(77.1)
Other(6)	237.4	142.5	94.9
Net cash provided by operating activities	$1,027.2	$905.9	$121.3

(1)	Includes items such as deferred income taxes, depreciation and amortization, and equity-based compensation expense.

(2)	The change is due to stronger operating results driven by Net sales and Gross profit growth.

(3)	The change is due to improved collections performance.

(4)	The change is due to higher customer-driven and strategic stocking positions and timing of receipts and shipments.

(5)	The change is due to timing of payments.

(6)	The change is due to higher contract liabilities, partially offset by an increase in the receivables from vendors attributed to the growth in business.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2019	2018
Days of sales outstanding (DSO)(1)	57	56
Days of supply in inventory (DIO)(2)	14	13
Days of purchases outstanding (DPO)(3)	(53)	(50)
Cash conversion cycle	18	19

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

The cash conversion cycle decreased to 18 days at December 31, 2019, compared to 19 days at December 31, 2018. DSO, DIO and DPO increased 1 day, 1 day and 3 days, respectively, compared to December 31, 2018. The increase in DSO was primarily driven by higher Net sales and third-party services such as Software as a Service and warranties. These sales have an unfavorable impact on DSO as the receivable is recognized on the Consolidated Balance Sheets on a gross basis while the corresponding sales amount in the Consolidated Statement of Operations is recorded on a net basis. This also results in a favorable impact on DPO as the payable is recognized on the Consolidated Balance Sheets without a corresponding Cost of sales in the Consolidated Statement of Operations because the cost paid to the vendor or third-party service provider is recorded as a reduction to Net sales. Additionally, DIO increased due to high customer-driven and strategic stocking positions and timing of receipts and shipments.
Investing Activities
Net cash used in investing activities increased $245 million in 2019 compared to 2018. The increase was primarily due to capital expenditures due to revenue generating assets and the completion of our acquisition of Scalar on February 1, 2019.
Financing Activities
Net cash used in financing activities decreased $5 million in the year ended December 31, 2019 compared to year ended December 31, 2018. The decrease was primarily driven by refinancing of our 2023 Senior Notes through the issuance of 2028 Senior Notes, further leveraging our inventory financing arrangements and borrowings under our revolving credit facilities, which were partially offset by our share repurchases and increasing dividends per share in the year ended December 31, 2019. For additional information regarding our debt activities, see Note 9 (Long-Term Debt) to the accompanying Consolidated Financial Statements.

Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments and operating leases. Our estimated future payments, based on undiscounted amounts, under contractual obligations that existed as of December 31, 2019, are as follows:

	Payments Due by Period
(dollars in millions)	Total	2020	2021-2022	2023-2024	2025 & Thereafter
Term Loan(1)	$1,777.5	$66.6	$131.3	$129.3	$1,450.3
Revolving Loan(1)	58.7	2.6	56.1	—	—
CDW UK Term Loan(1)	63.1	7.9	55.2	—	—
Senior Notes due 2024(2)	733.1	31.6	63.3	638.2	—
Senior Notes due 2025(2)	780.0	30.0	60.0	60.0	630.0
Senior Notes due 2028(2)	817.2	25.9	51.0	51.0	689.3
Operating leases(3)	277.3	32.2	50.9	37.6	156.6
Total	$4,506.9	$196.8	$467.8	$916.1	$2,926.2

(1)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for variable rate debt were calculated using interest rates as of December 31, 2019. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(2)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Notes is calculated using the stated interest rates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)	For additional information, see Note 11 (Leases) to the accompanying Consolidated Financial Statements.
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
Commitments and Contingencies
The information set forth in Note 16 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.
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
Critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations, and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. For additional information related to significant accounting policies used in the preparation of our Consolidated Financial Statements, see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements.
Revenue Recognition
We sell some of our products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of different products and services. Significant judgment may be required when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together.
For each deliverable that represents a distinct performance obligation, total arrangement consideration is allocated based upon the standalone selling prices of each performance obligation. Judgment is required to determine the standalone selling price for each distinct performance obligation. For certain performance obligations, we will use a combination of methods to estimate the standalone selling price based on recent transactions. When evidence from recent transactions is not available to confirm that the prices are representative of the standalone selling price, an expected cost plus margin approach is used.
Additional judgment is required in determining whether we are the principal, and report revenues on a gross basis, or agent, and report revenues on a net basis. For each identified performance obligation in a transaction, we evaluate the facts and circumstances present to determine whether or not we control the specified good or service prior to transfer to the customer. This evaluation includes, but is not limited to, assessing indicators such as whether: (i) we are primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) we have inventory risk before the specified good or service has been transferred to a customer and (iii) we have discretion in establishing the price for the specified good or service. When the evaluation indicates we control the specified good or service prior to transfer to the customer, we are acting as a principal. When the evaluation indicates we do not control the specified good or service prior transfer to the customer, we are acting as an agent.
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
We recognize revenue on performance obligations when the customer obtains control over the specified good or service. That is, when the customer has the ability to direct the use of and obtain substantially all of the benefits from the good or service. For the sale of hardware and software, this is generally upon delivery to the customer. As a result, we perform an analysis to estimate the amount of Net sales in-transit at the end of the period and adjust revenue and the related costs to reflect only what has been delivered to the customer. This analysis requires judgment whereby we perform an analysis of the estimated number of days of sales in-transit to customers at the end of each reporting period based on a weighted-average analysis of commercial delivery terms that include drop-shipment arrangements. Changes in delivery patterns may result in a different number of business days estimated to make this adjustment.
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
If we elect to bypass the qualitative assessment, or if indicators of impairment exist, a quantitative impairment test is performed. As part of the quantitative assessment, application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of our fair value in an orderly transaction between market participants. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital, future market conditions and profitability of future business strategies. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. However, our past estimates of fair value would not have indicated an impairment when revised to include subsequent years' actual results.
Intangible Assets
Intangible assets include customer relationships, trade names, internally developed software and other intangibles. Intangible assets are amortized on a straight-line basis over the estimated useful life of the asset and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The valuation and classification of these assets and the assignment of useful lives involve significant judgment and the use of estimates. The valuation, classification and assignment of useful lives are derived using market inputs, historic experience and third-party guidance.
Income Taxes
The determination of our provision for income taxes and evaluating our tax positions requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various US federal and state, as well as foreign, jurisdictions. Our annual effective tax rate is based on our income, the jurisdiction(s) in which the income is earned and subjected to taxation, the tax laws in those various jurisdictions which can be affected by tax law changes, increases or decreases in permanent differences between book and tax items, and accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances.
We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following: (1) the tax position is not more likely than not to be sustained, (2) the tax position is more likely than not to be sustained, but for a lesser amount, or (3) the tax position is more likely than not to be sustained, but not in the financial period in which the tax position was originally taken. Reserves related to tax accruals and valuations allowances related to deferred tax assets can be impacted by changes in tax law in the relevant jurisdiction(s) and our future taxable income levels in the relevant jurisdiction(s) with respect to valuation allowances.
Recent Accounting Pronouncements
The information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.
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
As of December 31, 2019, we have interest rate cap agreements in effect with a combined notional amount of $1.4 billion. For additional information, see Note 8 (Financial Instruments) to the accompanying Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products or services to customers. The Company applies judgment in determining whether it is the principal and reports revenue on a gross basis, or agent and reports revenue on a net basis. The Company also sells some of its products and services as part of bundled contract arrangements containing multiple performance obligations.

Significant judgment may be required when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together. For each distinct performance obligation, judgment is required to determine the relative standalone selling price to allocate the transaction price, such as using an expected cost plus margin approach.

Auditing the Company's contracts with customers was challenging given the significant audit effort required to analyze the Company's various products, services and contract arrangements. For example, certain customer contracts contain multiple parties and there can be subjective judgment in assessing the Company's role as principal or agent in the contract arrangement. For certain other customer contracts, there can be judgment in the identification of the distinct performance obligations along with the determination of the associated relative standalone selling prices.

How We Addressed the Matter in Our Audit
We obtained an understanding of the revenue process, evaluated the design and tested the operating effectiveness of the Company's internal controls over the relevant terms of the customer contracts, including the determination of principal versus agent, the identification of distinct performance obligations and the determination of the relative standalone selling price for separate performance obligations.

To test revenue recognition, our audit procedures included among others, examination of executed customer contracts for a sample of sales transactions, and evaluating the Company's determination of principal versus agent, identifying products and services in the contract and assessing separate distinct performance obligations. To test management's determination of relative standalone selling price for separate performance obligations, we performed audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing the mathematical accuracy of the underlying data and calculations and inspecting the underlying data information on a sample basis.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Chicago, Illinois
February 28, 2020

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$154.0	$205.8
Accounts receivable, net of allowance for doubtful accounts of $7.9 and $7.0, respectively	3,002.2	2,671.2
Merchandise inventory	611.2	454.3
Miscellaneous receivables	395.1	316.4
Prepaid expenses and other	171.6	149.1
Total current assets	4,334.1	3,796.8
Operating lease right-of-use assets	131.8	—
Property and equipment, net	363.1	156.1
Goodwill	2,553.0	2,462.8
Other intangible assets, net	594.1	712.2
Other assets	23.3	39.8
Total Assets	$7,999.4	$7,167.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,835.0	$1,577.1
Accounts payable-inventory financing	429.9	429.3
Current maturities of long-term debt	34.1	25.3
Contract liabilities	252.2	178.3
Accrued expenses and other current liabilities:
Compensation	212.3	186.4
Advertising	147.9	119.2
Sales and income taxes	88.6	55.5
Other	491.4	232.0
Total current liabilities	3,491.4	2,803.1
Long-term liabilities:
Debt	3,283.2	3,183.3
Deferred income taxes	62.4	141.9
Operating lease liabilities	131.1	—
Other liabilities	71.0	64.2
Total long-term liabilities	3,547.7	3,389.4
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 143.0 and 147.7 shares outstanding, respectively	1.4	1.5
Paid-in capital	3,095.3	2,996.9
Accumulated deficit	(2,018.6)	(1,892.6)
Accumulated other comprehensive loss	(117.8)	(130.6)
Total stockholders' equity	960.3	975.2
Total Liabilities and Stockholders' Equity	$7,999.4	$7,167.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$18,032.4	$16,240.5	$14,832.9
Cost of sales	14,992.5	13,533.6	12,382.7
Gross profit	3,039.9	2,706.9	2,450.2
Selling and administrative expenses	1,713.1	1,537.1	1,410.0
Advertising expense	193.2	182.5	173.7
Operating income	1,133.6	987.3	866.5
Interest expense, net	(159.4)	(148.6)	(150.5)
Other (expense) income, net	(24.5)	1.8	(55.3)
Income before income taxes	949.7	840.5	660.7
Income tax expense	(212.9)	(197.5)	(137.6)
Net income	$736.8	$643.0	$523.1

Net income per common share:
Basic	$5.08	$4.26	$3.37
Diluted	$4.99	$4.19	$3.31

Weighted-average common shares outstanding:
Basic	145.1	150.9	155.4
Diluted	147.8	153.6	158.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$736.8	$643.0	$523.1
Other comprehensive income (loss):
Unrealized loss from hedge accounting, net of tax	(11.3)	(5.9)	(0.1)
Reclassification of hedge accounting gain to net income, net of tax	1.7	3.9	0.3
Foreign currency translation, net of tax	22.4	(32.7)	43.7
Other comprehensive income (loss):	12.8	(34.7)	43.9
Comprehensive income	$749.6	$608.3	$567.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2016	160.3	$1.6	—	$—	$2,857.3	$(1,671.2)	$(139.8)	$1,047.9
Net income	—	—	—	—	—	523.1	—	523.1
Equity-based compensation expense	—	—	—	—	37.9	—	—	37.9
Stock option exercises	1.5	—	—	—	13.0	—	—	13.0
Coworker stock purchase plan	0.2	—	—	—	10.3	—	—	10.3
Repurchases of common stock	(8.9)	(0.1)	—	—	—	(533.9)	—	(534.0)
Dividend payments ($0.690 per share)	—	—	—	—	0.7	(107.6)	—	(106.9)
Incentive compensation plan stock withheld for taxes	—	—	0.1	—	(7.6)	(42.0)	—	(49.6)
Foreign currency translation	—	—	—	—	—	—	43.7	43.7
Unrealized loss from hedge accounting	—	—	—	—	—	—	(0.1)	(0.1)
Realized gain from hedge accounting	—	—	—	—	—	—	0.3	0.3
Balance as of December 31, 2017	153.1	$1.5	0.1	$—	$2,911.6	$(1,831.6)	$(95.9)	$985.6
Net income	—	—	—	—	—	643.0	—	643.0
Equity-based compensation expense	—	—	—	—	36.5	—	—	36.5
Stock option exercises	0.8	—	—	—	28.6	—	—	28.6
Coworker stock purchase plan	0.1	—	—	—	11.8	—	—	11.8
Repurchases of common stock	(6.3)	—	—	—	—	(522.3)	—	(522.3)
Dividend payments ($0.925 per share)	—	—	—	—	0.8	(140.2)	—	(139.4)
Incentive compensation plan stock withheld for taxes	—	—	(0.1)	—	7.6	(41.5)	—	(33.9)
Foreign currency translation	—	—	—	—	—	—	(32.7)	(32.7)
Unrealized loss from hedge accounting	—	—	—	—	—	—	(5.9)	(5.9)
Realized gain from hedge accounting	—	—	—	—	—	—	3.9	3.9
Balance as of December 31, 2018	147.7	$1.5	—	$—	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	—	—	736.8	—	736.8
Equity-based compensation expense	—	—	—	—	47.7	—	—	47.7
Stock option exercises	1.3	—	—	—	34.9	—	—	34.9
Coworker stock purchase plan	0.1	—	—	—	14.9	—	—	14.9
Repurchases of common stock	(6.1)	(0.1)	—	—	—	(657.1)	—	(657.2)
Dividend payments ($1.265 per share)	—	—	—	—	0.9	(184.3)	—	(183.4)
Incentive compensation plan stock withheld for taxes	—	—	—	—	—	(21.4)	—	(21.4)
Foreign currency translation	—	—	—	—	—	—	22.4	22.4
Unrealized loss from hedge accounting	—	—	—	—	—	—	(11.3)	(11.3)
Realized gain from hedge accounting	—	—	—	—	—	—	1.7	1.7
Balance as of December 31, 2019	143.0	$1.4	—	$—	$3,095.3	$(2,018.6)	$(117.8)	$960.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$736.8	$643.0	$523.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267.1	265.6	260.9
Equity-based compensation expense	48.5	40.7	43.7
Deferred income taxes	(87.9)	(56.1)	(172.7)
Other	29.0	10.9	62.4
Changes in assets and liabilities:
Accounts receivable	(244.8)	(365.1)	(136.8)
Merchandise inventory	(153.0)	(46.8)	16.9
Other assets	(10.9)	25.2	(117.8)
Accounts payable-trade	194.1	271.2	231.5
Other liabilities	248.3	117.3	66.5
Net cash provided by operating activities	1,027.2	905.9	777.7
Cash flows used in investing activities:
Capital expenditures	(236.3)	(86.1)	(81.1)
Acquisition of businesses, net of cash acquired	(95.1)	—	—
Net cash used in investing activities	(331.4)	(86.1)	(81.1)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facilities	2,445.5	686.7	1,560.7
Repayments of borrowings under revolving credit facilities	(2,394.5)	(686.7)	(1,560.7)
Repayments of long-term debt	(23.5)	(21.6)	(14.9)
Proceeds from issuance of long-term debt	600.0	—	2,083.0
Payments to extinguish long-term debt	(539.0)	—	(2,121.3)
Net change in accounts payable-inventory financing	(1.3)	(67.4)	(84.0)
Repurchases of common stock	(657.2)	(522.3)	(534.0)
Payment of incentive compensation plan withholding taxes	(21.4)	(33.9)	(49.6)
Dividend payments	(183.4)	(139.4)	(106.9)
Other	25.0	29.8	9.0
Net cash used in financing activities	(749.8)	(754.8)	(818.7)
Effect of exchange rate changes on cash and cash equivalents	2.2	(3.4)	2.6
Net (decrease) increase in cash and cash equivalents	(51.8)	61.6	(119.5)
Cash and cash equivalents – beginning of period	205.8	144.2	263.7
Cash and cash equivalents – end of period	$154.0	$205.8	$144.2
Supplementary disclosure of cash flow information:
Interest paid	$(154.2)	$(148.8)	$(148.5)
Taxes paid, net	$(272.2)	$(261.2)	$(275.7)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation ("Parent"), a Fortune 500 company and member of the S&P 500 Index, is a leading provider of integrated information technology ("IT") solutions to small, medium and large business, government, education and healthcare customers in the United States ("US"), the United Kingdom ("UK") and Canada. The Company's offerings range from discrete hardware and software products to integrated IT solutions such as mobility, security, data center optimization, cloud computing, virtualization and collaboration.
Throughout this report, the terms "the Company" and "CDW" refer to Parent and its 100% owned subsidiaries.
Parent has two 100% owned subsidiaries, CDW LLC and CDW Finance Corporation. CDW LLC is an Illinois limited liability company that, together with its 100% owned subsidiaries, holds all material assets and conducts all business activities and operations of the Company. CDW Finance Corporation is a Delaware corporation formed for the sole purpose of acting as co-issuer of certain debt obligations as described in Note 18 (Supplemental Guarantor Information) and does not hold any material assets or engage in any business activities or operations.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission ("SEC").
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from those estimates.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents include deposits in banks and short-term (original maturities of three months or less at the time of purchase), highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that there is insignificant risk of changes in value due to interest rate changes.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make the required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks in establishing the allowance.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of the assets. For revenue generating assets, the Company calculates depreciation expense using the straight-line method to the estimated residual value over the estimated useful life of the assets. Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
Leases
The Company enters into operating lease contracts, as assessed at contract inception, primarily for real estate, data centers and equipment. On the lease commencement date, the Company records operating lease liabilities based on the present value of the future lease payments. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. For real estate and data center contracts, the Company accounts for the lease and non-lease components as a single lease component. For certain equipment leases, the Company applies a portfolio approach to account for the right-of-use asset and operating lease liability. In assessing the lease term, the Company includes options to renew only when it is reasonably certain that it will be exercised; a determination which is at the sole discretion of the Company. For leases with an initial term of 12 months or less, the Company has elected to not record a right-of-use asset and lease liability. For equipment leases used in revenue generating activities, the Company records a right-of-use asset and lease liability for leases with a term of 12 months or less. The Company records lease expense on a straight-line basis over the lease term beginning on the commencement date.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Under a qualitative assessment, the most recent quantitative assessment is used to determine if it is more likely than not that the reporting unit's goodwill is impaired. As part of this qualitative assessment, the Company assesses relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price and entity-specific events to determine if there is an indication of impairment.
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
Derivative Instruments

The Company has interest rate cap agreements for the purpose of hedging its exposure to fluctuations in interest rates. The interest rate cap agreements are designated as cash flow hedges of interest rate risk and recorded at fair value in Other assets on the Consolidated Balance Sheets. Changes in fair value of the derivative instruments, along with the change in the fair value of the hedged item, are reported as a component of Accumulated other comprehensive loss until reclassified to Interest expense, net in the same period the hedge transaction affects earnings.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

specifically for the customer, cannot be redirected to another customer and for customer orders that include configuration services, when such services have been completed.
The Company's vendor partners warrant most of the products the Company sells. These manufacturer warranties are assurance-type warranties and are not considered separate performance obligations. The warranties are not sold separately and only provide assurance that products will conform with the manufacturer's specifications. In some transactions, a third party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. The Company considers these warranties to be separate performance obligations from the underlying product. For extended warranties, the Company is arranging for those services to be provided by the third party and therefore is acting as an agent in the transaction and records revenue on a net basis at the point of sale.
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
Revenue Recognition for Software
Revenues from most software license sales are recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. The value of the product is primarily the accompanying support delivered by a third party and therefore the Company is acting as an agent in these transactions and recognizes them on a net basis at the point the associated software license is delivered to the customer. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a net basis at the point the related software license is delivered to the customer. For additional information regarding the accounting for bundled arrangements, see "Revenue Recognition for Bundled Arrangements" below.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Revenue Recognition for Services
The Company provides professional services, which include project managers and consultants recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and the Company transfers those services.
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
When a contract results in revenue being recognized in excess of the amount the Company has the right to invoice to the customer, a contract asset is recorded on the Consolidated Balance Sheets. Contract assets are comprised primarily of professional services with fixed fee arrangements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

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
The Company typically does not enter into long-term contracts. The Company has elected to use the practical expedient for its performance obligations table to include only those contracts that are longer than 12 months at the time of contract inception and those contracts that are non-cancelable. Additionally, for certain governmental contracts where there are annual renewals, the Company has excluded these contracts since there is only a one-year legal obligation. Typically, the only contracts that are longer than 12 months in duration are related to the Company's managed services business.
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
Equity-Based Compensation
The Company measures all equity-based payments using a fair-value-based method and records compensation expense over the requisite service period using the straight-line method in its Consolidated Financial Statements. The expense calculation includes estimated forfeiture rates, which have been developed based upon historical experience.
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
(dollars in millions, except per share data, unless otherwise noted)

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
Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"). This ASU introduced a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate required considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expanded the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses.
The Company established a cross-functional implementation team to analyze the effect of Topic 326. The analysis included identifying pools of receivables, developing and assessing estimation methodologies, assessing policy elections, and evaluating its business processes and internal controls to meet the accounting, reporting and disclosure requirements. On January 1, 2020, the Company adopted and applied Topic 326 using the modified retrospective method. The adoption of Topic 326, as well as the adjustment to retained earnings for the cumulative effect, was not significant to the Company's Consolidated Financial Statements.
Accounting for Leases

On January 1, 2019, the Company adopted and applied ASU 2016-02 Leases (Topic 842), resulting in the recognition of right-of-use assets and additional lease liabilities of $81 million as of January 1, 2019, mainly related to operating leases for the Company's real estate portfolio. As part of the adoption, financial information and disclosures are not updated for comparative reporting periods. Additionally, the Company elected the transition package of practical expedients upon adoption which, among other things, allows an entity to not reassess the historical lease classification. For additional information regarding the impact to the Company's Consolidated Balance Sheets from adopting this standard, see Note 11 (Leases).
3.     Acquisition

On February 1, 2019, the Company completed the acquisition of all issued and outstanding shares of Scalar Decisions Inc. ("Scalar"), a leading technology solutions provider in Canada, for a total final purchase price of $88 million of which $13 million is deferred to satisfy potential indemnity obligations and is expected to be paid in the first quarter of 2021. The financial results of Scalar have been included in the Company's Consolidated Financial Statements since the date of the acquisition. The financial results are included in the CDW Canada operating segment which is shown in an all other category ("Other") along with CDW UK. The purchase price allocation is final.

The final purchase price allocation is as follows:

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

4.     Property and Equipment
Property and equipment consists of the following:

		December 31,
	Useful Lives (Years)	2019	2018
Revenue generating assets	Up to 1	$212.0	$—
Building and leasehold improvements	5 - 25	134.2	129.1
Computer and data processing equipment	3 - 5	132.0	105.4
Machinery and equipment	5 - 10	45.4	44.1
Land	-*	27.7	27.7
Computer software	3 - 5	25.1	22.2
Construction in progress	-*	23.3	24.5
Furniture and fixtures	5 - 10	20.5	18.9
Property and equipment, gross		620.2	371.9
Less: accumulated depreciation		(257.1)	(215.8)
Property and equipment, net		$363.1	$156.1

*Asset is not depreciated.
During 2019, the Company recorded $212 million in revenue generating assets related to the delivery of a mobility solution.
During 2019, 2018 and 2017, the Company recorded disposals of $3 million, $25 million and $23 million, respectively, to remove from Property and equipment, gross assets that were no longer in use.
Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $41 million, $42 million and $40 million, respectively.
5.     Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2017(2)	$1,074.1	$185.9	$929.6	$290.0	$2,479.6
Foreign currency translation	—	—	—	(16.8)	(16.8)
Balances as of December 31, 2018(2)	1,074.1	185.9	929.6	273.2	2,462.8
Scalar acquisition(3)	—	—	—	62.0	62.0
Other acquisition(4)	16.5	—	—	—	16.5
Foreign currency translation	—	—	—	11.7	11.7
Balances as of December 31, 2019(2)	$1,090.6	$185.9	$929.6	$346.9	$2,553.0

(1)	Other is comprised of CDW UK and CDW Canada reporting units.

(2)	Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively.

(3)	For additional information regarding the addition to goodwill resulting from the Company's acquisition, see Note 3 (Acquisition).

(4)	The Company acquired Aptris, Inc. on October 1, 2019.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

December 1, 2019 Impairment Analysis
The Company completed its annual impairment analysis as of December 1, 2019. For all reporting units, the Company performed a quantitative analysis. Based on the results of the quantitative analysis the Company determined that the fair values of Corporate, Small Business, Public, CDW UK, and CDW Canada reporting units substantially exceeded their carrying values and no impairment existed.
December 1, 2018 Impairment Analysis
The Company completed its annual impairment analysis as of December 1, 2018. For all reporting units, the Company performed a qualitative analysis. The Company determined that it was more likely than not that the individual fair values of all reporting units exceeded the respective carrying values. As a result of this determination, the quantitative impairment analysis was not performed.
Other Intangible Assets
A summary of intangible assets is as follows:

December 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts	3 - 14	$2,111.2	$(1,786.4)	$324.8
Trade name	generally 20	422.8	(259.0)	163.8
Internally developed software	3 - 5	263.5	(160.0)	103.5
Other	1 - 10	5.5	(3.5)	2.0
Total		$2,803.0	$(2,208.9)	$594.1

December 31, 2018
Customer relationships and contracts	3 - 14	$2,071.0	$(1,625.5)	$445.5
Trade name	generally 20	422.1	(237.3)	184.8
Internally developed software	3 - 5	205.8	(125.4)	80.4
Other	1 - 10	3.7	(2.2)	1.5
Total		$2,702.6	$(1,990.4)	$712.2

During the years ended December 31, 2019, 2018 and 2017, the Company recorded disposals of $11 million, $26 million and $24 million, respectively, to remove fully amortized intangible assets that were no longer in use.
Amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017 was $219 million, $223 million and $221 million, respectively.
Estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,	Estimated Future Amortization Expense
2020	$206.4
2021	110.4
2022	62.8
2023	41.3
2024	41.1
Thereafter	132.1
Total future amortization expense	$594.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

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
Amounts included in accounts payable-inventory financing are as follows:

	December 31,
	2019	2018
Revolving Loan inventory financing agreement(1)	$379.1	$406.3
Other inventory financing agreements	50.8	23.0
Accounts payable-inventory financing	$429.9	$429.3

(1)
The senior secured asset-based revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

7.     Contract Liabilities and Remaining Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of December 31, 2019 and December 31, 2018, the contract liability balance was $252 million and $178 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recognized revenue of $136 million, $123 million, and $113 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For additional information regarding the Company's performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of December 31, 2019 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$43.1	$21.3	$8.2	$1.0

8.     Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month London Interbank Offered Rate ("LIBOR") exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During 2019, the Company entered into interest rate cap agreements with a combined notional value of $1.2 billion resulting in premiums paid to the counterparties of $6 million. As of December 31, 2019 and December 31, 2018, the Company had the following interest rate cap agreements for which the fair values are classified within Other assets on the Consolidated Balance Sheets:

			December 31, 2019	December 31, 2018
Notional Value	Effective Date	Maturity Date	Fair Value	Fair Value
$1,400.0	December 31, 2018	December 31, 2020	$—	$10.6
1,400.0	December 31, 2020	December 31, 2022	0.9	1.5
			$0.9	$12.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

The fair value of the Company's interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider. For additional information, see Note 9 (Long-Term Debt).
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. The Company recorded a loss of $11 million and $2 million, net of tax, into Accumulated other comprehensive loss for the years ended December 31, 2019 and 2018, respectively. During 2019 and 2018, the Company reclassified $2 million and $5 million, respectively, from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statement of Operations. The Company expects to reclassify $8 million from Accumulated other comprehensive loss into Interest expense, net during the next 12 months.
9.     Long-Term Debt

		As of December 31, 2019		As of December 31, 2018
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
CDW UK revolving credit facility(1)	July 2021	—%	—	—%	$—
Senior secured asset-based revolving credit facility	March 2022	5.00%	51.0	—%	—
Total credit facilities			51.0		—

Term Loans
CDW UK term loan(1)	August 2021	2.19%	61.0	2.29%	65.0
Senior secured term loan facility	October 2026	3.55%	1,438.3	4.10%	1,453.2
Total term loans			1,499.3		1,518.2

Unsecured Senior Notes
Senior notes due 2023 ("2023 Senior Notes")	September 2023	—%	—	5.00%	525.0
Senior notes due 2024 ("2024 Senior Notes")	December 2024	5.50%	575.0	5.50%	575.0
Senior notes due 2025 ("2025 Senior Notes")	September 2025	5.00%	600.0	5.00%	600.0
Senior notes due 2028 ("2028 Senior Notes")	April 2028	4.25%	600.0	—%	—
Total unsecured senior notes			1,775.0		1,700.0

Other long-term obligations			12.6		8.3
Unamortized deferred financing fees			(20.6)		(17.9)
Current maturities of long-term debt			(34.1)		(25.3)
Total long-term debt			$3,283.2		$3,183.3

(1)	British pound-denominated debt facilities.
As of December 31, 2019, the Company is in compliance with the covenants under the various credit agreements and indentures.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Credit Facilities
The Company has a variable rate CDW UK revolving credit facility that is denominated in British pounds. As of December 31, 2019, the Company could have borrowed up to an additional £50 million ($66 million at December 31, 2019) under the CDW UK revolving credit facility.
The Company also has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of December 31, 2019, the Revolving Loan has less than $1 million of undrawn letters of credit, $359 million reserved for the floorplan sub-facility and a borrowing base of $2.0 billion, which is based on the amount of eligible inventory and accounts receivable balances as of November 30, 2019. As of December 31, 2019, the Company could have borrowed up to an additional $1.0 billion under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 6 (Inventory Financing Agreements)), deposits, and accounts receivable, and by a second priority interest in substantially all other US assets.
Term Loans
The CDW UK term loan has a variable interest rate. The Company is required to make annual principal installments of £5 million ($7 million at December 31, 2019), with the remaining principal amount due at the maturity date.
The CDW UK term loan agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of December 31, 2019, the amount of restricted payment capacity under the CDW UK term loan was £154 million ($204 million at December 31, 2019).
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps (see Note 8 (Financial Instruments)). The interest rate disclosed in the table above represents the variable interest rates in effect for December 31, 2019 and 2018, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of December 31, 2019, the amount of CDW's restricted payment capacity under the Term Loan was $1.8 billion.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 6 (Inventory Financing Agreements)), deposits and accounts receivable, and by a first priority interest in substantially all other US assets.
On October 11, 2019, CDW extended the maturity date of the existing Term Loan to October 2026.
On April 3, 2018, the Company amended the Term Loan, reducing interest margins by 25 basis points. Borrowings under the Term Loan continue to bear interest at a variable rate.
Unsecured Senior Notes
The senior notes have a fixed interest rate, which is paid semi-annually.
Debt Issuance and Extinguishments
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Total Debt Maturities
A summary of total debt maturities is as follows:

Years ending December 31,	Debt Maturities
2020	$34.1
2021	69.3
2022	65.9
2023	14.9
2024	589.9
Thereafter	2,563.8
Total debt maturities	$3,337.9

Fair Value
The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes, Term Loan and CDW UK term loan are classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan and CDW UK revolving credit facility approximate fair value if there are outstanding borrowings. The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, are as follows:

	December 31,
	2019	2018
Fair value	$3,447.5	$3,145.8
Carrying value	3,337.9	3,226.5

10.     Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into law. TCJA changed several aspects of US federal tax law including reducing the US corporate income tax rate from 35.0% to 21.0% beginning on January 1, 2018. The Company's analysis and decisions on accounting for TCJA are complete.
Income before income taxes was taxed under the following jurisdictions:

	Year Ended December 31,
	2019	2018	2017
Domestic	$854.1	$762.3	$608.3
Foreign	95.6	78.2	52.4
Total	$949.7	$840.5	$660.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$224.7	$192.6	$258.9
State	56.1	43.3	29.8
Foreign	20.0	17.7	21.3
Total current	300.8	253.6	310.0
Deferred:
Domestic	(83.0)	(52.7)	(167.6)
Foreign	(4.9)	(3.4)	(4.8)
Total deferred	(87.9)	(56.1)	(172.4)
Income tax expense	$212.9	$197.5	$137.6

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate was as follows:

	Year Ended December 31,
	2019		2018		2017
Statutory federal income tax rate	$199.4	21.0%	$176.5	21.0%	$231.1	35.0%
State taxes, net of federal effect	35.4	3.7	31.1	3.7	18.3	2.8
Excess tax benefit of equity awards	(26.8)	(2.8)	(19.7)	(2.3)	(36.2)	(5.5)
Effect of rates different than statutory	0.8	0.1	0.6	0.1	(6.3)	(1.0)
Tax on foreign earnings	2.1	0.2	2.8	0.3	1.0	0.1
Effect of TCJA on deferred taxes and repatriation tax	—	—	(1.9)	(0.2)	(75.5)	(11.4)
Other	2.0	0.2	8.1	0.9	5.2	0.8
Effective tax rate	$212.9	22.4%	$197.5	23.5%	$137.6	20.8%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

The tax effect of temporary differences that give rise to net deferred income tax liabilities is presented below:

	December 31,
	2019	2018
Deferred tax assets:
Contract liabilities	$40.7	$—
Equity compensation plans	21.1	17.7
Net operating loss and credit carryforwards, net	20.1	23.8
Payroll and benefits	9.6	9.3
Rent	7.3	7.5
Accounts receivable	7.0	6.5
Other	14.1	10.0
Total deferred tax assets	119.9	74.8

Deferred tax liabilities:
Acquisition-related intangibles	112.2	148.6
Property and equipment	27.0	20.0
International investments	19.2	19.2
Other	3.3	11.7
Total deferred tax liabilities	161.7	199.5
Deferred tax asset valuation allowance	16.8	17.2
Net deferred tax liabilities	$58.6	$141.9

The Company has international income tax net operating losses of $6 million that do not expire and state and international tax credit carryforwards of $20 million, which expire at various dates from 2021 through 2027.
Due to the nature of the CDW UK acquisition, the Company has provided US income taxes of $19 million on the excess of the financial reporting value of the investment over the corresponding tax basis. The Company is indefinitely reinvested in its UK business, and therefore will not provide for any US deferred taxes on the earnings of the UK business. The Company is not permanently reinvested in its Canadian business and therefore has recognized deferred tax liabilities of $1 million as of December 31, 2019 related to Canada withholding taxes on earnings of its Canadian business.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service ("IRS"). In general, the Company is no longer subject to audit by the IRS or state, local, or foreign taxing authorities for tax years through 2014. Various taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its Consolidated Financial Statements.
Changes in the Company's unrecognized tax benefits as of December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Balance as of January 1	$15.1	$—	$—
Additions for tax positions related to current year	2.6	15.1	—
Balance as of December 31	$17.7	$15.1	$—

As of December 31, 2019, the Company had $18 million of unrecognized tax benefits that, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net income. The impact of recognizing these tax benefits, net of the federal income tax benefit related to unrecognized state income tax benefits, would be approximately $14 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

11.     Leases
The Company has operating leases primarily for real estate, data centers and equipment. Lease terms range from 1 year to 17 years.
Supplemental Consolidated Balance Sheets information related to the Company's operating leases is as follows:

	Classification on the Consolidated Balance Sheets	December 31, 2019
Assets
	Operating lease right-of-use assets	$131.8

Liabilities
Current	Accrued expenses and other current liabilities - Other	$30.1
Long-term	Long-term operating lease liabilities	131.1
Total lease liabilities		$161.2

Lease term and discount rate		December 31, 2019
Weighted average remaining lease term (years)		9.7
Weighted average discount rate		4.78%

The components of operating lease expense are as follows:

Financial statement line item	Twelve Months Ended December 31, 2019
Cost of sales	$62.7
Selling and administrative expenses	30.6
Total lease cost	$93.3

Maturities of operating lease liabilities are as follows:

December 31, 2019
2020	$32.2
2021	27.9
2022	23.0
2023	19.9
2024	17.7
Thereafter	156.6
Total lease payments	$277.3
Less: Interest	(80.9)
Less: Lease incentives (1)	(35.2)
Present value of lease liabilities	$161.2
(1) Includes lease incentives that will be realized in 2020.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Supplemental cash flow information related to operating leases is as follows:

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$88.0
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$110.2

Disclosure related to periods prior to adoption of Topic 842
For the years ended December 31, 2018 and 2017 lease expense was $30 million and $29 million, respectively.
The Company had the following future minimum lease payments under non-cancelable leases as of December 31, 2018:

December 31, 2018
2019	$29.7
2020	27.0
2021	22.7
2022	19.5
2023	17.2
Thereafter	148.6
Total future minimum lease payments	$264.7

12.     Stockholders' Equity
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
During 2019, the Company repurchased 6.1 million shares of its common stock for $657 million. These repurchases occurred under the programs announced on August 3, 2017 and February 7, 2019, by which the Board of Directors authorized an increase to the Company's share repurchase program by $750 million and $1.0 billion, respectively. As of December 31, 2019, the Company has $679 million remaining under this program.
13.     Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2019	2018	2017
Equity-based compensation expense	$48.5	$40.7	$43.7
Income tax benefit(1)	(9.8)	(9.9)	(15.3)
Equity-based compensation expense, net of tax	$38.7	$30.8	$28.4

(1)
Represents equity-based compensation tax expense at the statutory tax rates. Excess tax benefits associated with equity awards are excluded from this disclosure and separately disclosed in Note 10 (Income Taxes).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

The total unrecognized compensation cost related to non-vested awards was $48 million as of December 31, 2019 and is expected to be recognized over a weighted-average period of 1.8 years.
2013 Long-Term Incentive Plan
The 2013 Long-Term Incentive Plan ("2013 LTIP") provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 15,500,000 shares of the Company's common stock, in addition to the 3,798,508 shares of restricted stock granted in exchange for unvested Class B Common Units in connection with the Company's Initial Public Offering ("IPO"). As of December 31, 2019, 3,980,054 shares were available for issuance under the 2013 LTIP, which was approved by the Company's pre-IPO shareholders. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
Stock Options
The exercise price of a stock option granted is equal to the fair value of the underlying stock on the date of the grant. Stock options have a contractual term of ten years and generally vest ratably over three years. To estimate the fair value of options granted, the Company uses the Black-Scholes option pricing model. The weighted-average assumptions used to value the stock options granted were as follows:

	Year Ended December 31,
	2019	2018	2017
Grant date fair value	$19.26	$14.80	$12.27
Volatility (1)	20.00%	20.00%	22.00%
Risk-free rate (2)	2.53%	2.75%	2.08%
Expected dividend yield	1.23%	1.14%	1.09%
Expected term (in years) (3)	6.0	6.0	6.0

(1)	Based upon an assessment of the two-year and five-year historical and implied volatility for the Company's selected peer group, adjusted for the Company's leverage.

(2)	Based on a composite US Treasury rate.

(3)
Calculated using the simplified method, which defines the expected term as the average of the option's contractual term and the option's weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.

Stock option activity for the year ended December 31, 2019 was as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	4,480,772	$46.82
Granted	786,601	96.24
Forfeited/Expired	(63,947)	74.56
Exercised(1)	(1,065,184)	32.80
Outstanding at December 31, 2019	4,138,242	$59.39	6.17	$345.3

Vested and exercisable at December 31, 2019	2,364,405	$43.61	4.99	$234.6
Expected to vest after December 31, 2019	1,752,687	$80.34	7.72	$109.5

(1)	The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $83 million, $47 million and $17 million, respectively.
Restricted Stock Units ("RSUs")

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Restricted stock units represent the right to receive unrestricted shares of the Company's stock at the time of vesting. RSUs generally cliff-vest at the end of three years. The fair value of RSUs is equal to the closing price of the Company's common stock on date of grant.
RSU activity for the year ended December 31, 2019 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019	260,173	$59.56
Granted (1)	58,577	103.24
Vested (2)	(88,097)	44.62
Forfeited	(21,275)	78.52
Non-vested at December 31, 2019	209,378	$75.56

(1)	The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $103.24, $73.95 and $58.90, respectively.

(2)	The aggregate fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $4 million, $2 million and $18 million, respectively.
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
PSU activity for the year ended December 31, 2019 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019	421,837	$65.85
Granted (1)	201,441	101.33
Attainment Adjustment (2)	129,498	39.92
Vested (3)	(350,816)	52.16
Forfeited	(20,055)	72.96
Non-vested at December 31, 2019	381,905	$87.78

(1)	The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2019, 2018 and 2017 was $101.33, $73.74 and $59.00, respectively.

(2)	During the year ended December 31, 2019, the attainment on PSUs vested at December 31, 2018 was adjusted to reflect actual performance.

(3)	The aggregate fair value of PSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $18 million, $13 million and $20 million, respectively.
Equity Awards Granted by Seller of CDW UK
As part of the Company's acquisition of CDW UK, stock options were granted by one of the sellers of CDW UK to certain CDW UK coworkers. These equity awards had a weighted-average grant-date fair value of $35.93 per option. In 2019 and 2018, 110,978 and 456,613 stock options vested and were exercised. In connection with the exercise of such options, the seller of CDW UK distributed shares of common stock to each participant and withheld the number of shares of common stock equal to the respective tax withholding for each participant. The seller of CDW UK then transferred such

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

withheld shares to the Company to satisfy the tax withholding for participants. The Company was required to pay withholding taxes in 2019 and 2018 of $6 million and $19 million to Her Majesty's Revenue and Customs taxing authority for the exercise of these options. The amounts are reported as a financing activity in the Consolidated Statement of Cash Flows and as increases to Accumulated Deficit in the Consolidated Statement of Stockholders' Equity for the years ended December 31, 2019 and December 31, 2018.
14.     Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Year Ended December 31,
	2019	2018	2017
Basic weighted-average shares outstanding	145.1	150.9	155.4
Effect of dilutive securities (1)	2.7	2.7	2.8
Diluted weighted-average shares outstanding (2)	147.8	153.6	158.2

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2019, 2018 and 2017, respectively, as their inclusion would have had an anti-dilutive effect.

15.     Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit-sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the US. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2019, 2018 and 2017, the amounts expensed for these plans were $38 million, $34 million and $20 million, respectively.
Coworker Stock Purchase Plan
The Company has a Coworker Stock Purchase Plan ("CSPP") that provides the opportunity for eligible coworkers to acquire shares of the Company's common stock at a 5% discount from the closing market price on the final day of the offering period. There is no compensation expense associated with the CSPP.
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
As of December 31, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

17.     Segment Information
The Company's segment information is presented in accordance with a "management approach", which designates the internal reporting used by the Chief Operating Decision-Maker for deciding how to allocate resources and for assessing performance.
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
The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution and fulfillment services to support the Corporate, Small Business and Public segments. As a result, costs and intercompany charges associated with the logistics function are fully allocated to all of these segments based on a percent of Net sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal and coworker services. Headquarters function costs that are not allocated to the segments are included under the heading of "Headquarters" in the tables below.
The Company allocates resources to and evaluates performance of its segments based on Net sales, Operating income and Non-GAAP Operating income. However, the Company has concluded that Operating income is the more useful measure in terms of discussion of operating results, as it is a GAAP measure.
During the first quarter of 2019, the Company evaluated its methodology for allocating certain depreciation and amortization expenses to each of its segments. The evaluation resulted in a revision to the allocation of depreciation and amortization expenses from Headquarters to the Company's reportable segments, effective January 1, 2019. The prior period results have been recast to reflect these changes and present comparable information.
Segment information for Total assets and capital expenditures is not presented, as such information is not used in measuring segment performance or allocating resources between segments.
Selected Segment Financial Information
Information about the Company's segments for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
2019:
Net sales	$7,499.0	$1,510.3	$6,864.8	$2,158.3	$—	$18,032.4
Operating income (loss)	585.1	107.5	475.0	101.6	(135.6)	1,133.6
Depreciation and amortization expense	(86.9)	(22.5)	(56.3)	(31.2)	(70.2)	(267.1)

2018:
Net sales	$6,842.5	$1,359.6	$6,154.7	$1,883.7	$—	$16,240.5
Operating income (loss)	530.4	94.4	405.0	82.2	(124.7)	987.3
Depreciation and amortization expense	(88.2)	(22.1)	(51.2)	(31.8)	(72.3)	(265.6)

2017:
Net sales	$6,172.8	$1,220.5	$5,906.5	$1,533.1	$—	$14,832.9
Operating income (loss)	480.9	73.0	367.7	57.1	(112.2)	866.5
Depreciation and amortization expense	(90.1)	(22.0)	(51.5)	(30.9)	(66.4)	(260.9)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Geographic Areas and Revenue Mix

	Year Ended December 31, 2019
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$7,485.7	$1,510.3	$6,864.8	$32.5	$15,893.3
Rest of World	13.3	—	—	2,125.8	2,139.1
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Major Product and Services
Hardware	5,955.5	1,263.2	5,584.8	1,559.7	14,363.2
Software	1,079.4	197.5	1,059.4	300.9	2,637.2
Services	393.8	28.4	199.3	286.1	907.6
Other(2)	70.3	21.2	21.3	11.6	124.4
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Sales by Channel
Corporate	7,499.0	—	—	—	7,499.0
Small Business	—	1,510.3	—	—	1,510.3
Government	—	—	2,519.3	—	2,519.3
Education	—	—	2,411.6	—	2,411.6
Healthcare	—	—	1,933.9	—	1,933.9
Other	—	—	—	2,158.3	2,158.3
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	6,818.7	1,423.1	6,410.2	1,900.6	16,552.6
Transferred at a point in time where CDW is agent	446.1	80.0	248.5	59.6	834.2
Transferred over time where CDW is principal	234.2	7.2	206.1	198.1	645.6
Total Net sales	$7,499.0	$1,510.3	$6,864.8	$2,158.3	$18,032.4

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Year Ended December 31, 2018
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$6,834.4	$1,359.6	$6,154.7	$30.9	$14,379.6
Rest of World	8.1	—	—	1,852.8	1,860.9
Total Net sales	6,842.5	1,359.6	6,154.7	1,883.7	16,240.5

Major Product and Services
Hardware	5,462.1	1,134.6	5,010.4	1,492.0	13,099.1
Software	976.2	175.8	965.9	214.0	2,331.9
Services	336.9	28.1	161.8	169.0	695.8
Other(2)	67.3	21.1	16.6	8.7	113.7
Total Net sales	6,842.5	1,359.6	6,154.7	1,883.7	16,240.5

Sales by Channel
Corporate	6,842.5	—	—	—	6,842.5
Small Business	—	1,359.6	—	—	1,359.6
Government	—	—	2,097.3	—	2,097.3
Education	—	—	2,327.4	—	2,327.4
Healthcare	—	—	1,730.0	—	1,730.0
Other	—	—	—	1,883.7	1,883.7
Total Net sales	6,842.5	1,359.6	6,154.7	1,883.7	16,240.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	6,256.5	1,281.3	5,758.6	1,687.6	14,984.0
Transferred at a point in time where CDW is agent	389.1	69.4	211.5	49.8	719.8
Transferred over time where CDW is principal	196.9	8.9	184.6	146.3	536.7
Total Net sales	$6,842.5	$1,359.6	$6,154.7	$1,883.7	$16,240.5

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Year Ended December 31, 2017
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$6,167.4	$1,220.5	$5,906.5	$25.5	$13,319.9
Rest of World	5.4	—	—	1,507.6	1,513.0
Total Net sales	6,172.8	1,220.5	5,906.5	1,533.1	14,832.9

Major Product and Services
Hardware	4,879.7	1,015.9	4,846.4	1,229.8	11,971.8
Software	910.4	159.7	908.3	167.0	2,145.4
Services	316.2	24.5	133.6	128.5	602.8
Other(2)	66.5	20.4	18.2	7.8	112.9
Total Net sales	6,172.8	1,220.5	5,906.5	1,533.1	14,832.9

Sales by Channel
Corporate	6,172.8	—	—	—	6,172.8
Small Business	—	1,220.5	—	—	1,220.5
Government	—	—	2,109.8	—	2,109.8
Education	—	—	2,184.5	—	2,184.5
Healthcare	—	—	1,612.2	—	1,612.2
Other	—	—	—	1,533.1	1,533.1
Total Net sales	6,172.8	1,220.5	5,906.5	1,533.1	14,832.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	5,640.9	1,152.5	5,559.4	1,375.7	13,728.5
Transferred at a point in time where CDW is agent	344.2	59.4	184.1	27.9	615.6
Transferred over time where CDW is principal	187.7	8.6	163.0	129.5	488.8
Total Net sales	$6,172.8	$1,220.5	$5,906.5	$1,533.1	$14,832.9

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

The following table presents Net sales by major category for the years ended December 31, 2019, 2018 and 2017. Categories are based upon internal classifications.

	Year Ended December 31,
	2019		2018(1)		2017(1)
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$4,631.7	25.7%	$4,062.2	25.0%	$3,491.8	23.5%
Netcomm Products	2,193.4	12.2	2,119.1	13.0	2,021.6	13.6
Desktops	1,598.2	8.9	1,322.2	8.1	1,196.0	8.1
Video	1,272.7	7.1	1,184.3	7.3	1,070.0	7.2
Enterprise and Data Storage (Including Drives)	1,146.0	6.4	1,102.5	6.8	1,070.2	7.2
Other Hardware	3,521.2	19.5	3,308.8	20.4	3,122.2	21.0
Total Hardware	14,363.2	79.8	13,099.1	80.6	11,971.8	80.6

Software(2)	2,637.2	14.6	2,331.9	14.4	2,145.4	14.5
Services(2)	907.6	5.0	695.8	4.3	602.8	4.1
Other(3)	124.4	0.6	113.7	0.7	112.9	0.8
Total Net sales	$18,032.4	100.0%	$16,240.5	100.0%	$14,832.9	100.0%

(1)	Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2019.

(2)
Certain software and services revenues are recorded on a net basis for accounting purposes. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.

(3)	Includes items such as delivery charges to customers.
18.     Supplemental Guarantor Information
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
The following tables set forth Condensed Consolidating Balance Sheets as of December 31, 2019 and 2018, Consolidating Statements of Operations for the years ended December 31, 2019, 2018 and 2017, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, in accordance with Rule 3-10 of Regulation S-X. The consolidating financial information includes the accounts of CDW Corporation (the "Parent Guarantor"), which has no independent assets or operations, the accounts of CDW LLC (the "Subsidiary Issuer"), the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, and the accounts of CDW Finance Corporation (the "Co-Issuer") for the periods indicated. The information was prepared on the same basis as the Company's Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Condensed Consolidating Balance Sheet

December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$73.9	$—	$98.9	$—	$(18.8)	$154.0
Accounts receivable, net	—	—	2,517.0	485.2	—	—	3,002.2
Merchandise inventory	—	—	524.9	86.3	—	—	611.2
Miscellaneous receivables	—	97.9	265.9	31.3	—	—	395.1
Prepaid expenses and other	—	22.1	99.9	49.6	—	—	171.6
Total current assets	—	193.9	3,407.7	751.3	—	(18.8)	4,334.1
Operating lease right-of-use assets	—	75.4	29.1	27.3	—	—	131.8
Property and equipment, net	—	73.3	259.0	30.8	—	—	363.1
Goodwill	—	751.8	1,454.3	346.9	—	—	2,553.0
Other intangible assets, net	—	242.9	177.6	173.6	—	—	594.1
Other assets	1.4	25.7	20.1	171.9	—	(195.8)	23.3
Investment in and advances to subsidiaries	958.9	3,342.9	—	—	—	(4,301.8)	—
Total Assets	$960.3	$4,705.9	$5,347.8	$1,501.8	$—	$(4,516.4)	$7,999.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$—	$46.5	$1,525.7	$281.6	$—	$(18.8)	$1,835.0
Accounts payable-inventory financing	—	0.1	378.9	50.9	—	—	429.9
Current maturities of long-term debt	—	14.9	12.4	6.8	—	—	34.1
Contract liabilities	—	—	146.4	105.8	—	—	252.2
Accrued expenses and other current liabilities	—	291.3	559.1	89.8	—	—	940.2
Total current liabilities	—	352.8	2,622.5	534.9	—	(18.8)	3,491.4
Long-term liabilities:
Debt	—	3,229.5	—	53.7	—	—	3,283.2
Deferred income taxes	—	49.7	—	29.9	—	(17.2)	62.4
Operating lease liabilities	—	84.9	22.9	23.3	—	—	131.1
Other liabilities	—	30.1	0.7	218.8	—	(178.6)	71.0
Total long-term liabilities	—	3,394.2	23.6	325.7	—	(195.8)	3,547.7
Total stockholders' equity	960.3	958.9	2,701.7	641.2	—	(4,301.8)	960.3
Total Liabilities and Stockholders' Equity	$960.3	$4,705.9	$5,347.8	$1,501.8	$—	$(4,516.4)	$7,999.4

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Condensed Consolidating Balance Sheet

December 31, 2018
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Consolidating Statement of Operations

Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$15,874.1	$2,158.3	$—	$—	$18,032.4
Cost of sales	—	—	13,207.3	1,785.2	—	—	14,992.5
Gross profit	—	—	2,666.8	373.1	—	—	3,039.9
Selling and administrative expenses	—	136.4	1,317.5	259.2	—	—	1,713.1
Advertising expense	—	—	180.8	12.4	—	—	193.2
Operating income (loss)	—	(136.4)	1,168.5	101.5	—	—	1,133.6
Interest (expense) income, net	—	(158.1)	0.3	(1.6)	—	—	(159.4)
Other (expense) income, net	—	(21.9)	2.1	(4.7)	—	—	(24.5)
Income (loss) before income taxes	—	(316.4)	1,170.9	95.2	—	—	949.7
Income tax (expense) benefit	—	87.4	(285.2)	(15.1)	—	—	(212.9)
Income (loss) before equity in earnings of subsidiaries	—	(229.0)	885.7	80.1	—	—	736.8
Equity in earnings of subsidiaries	736.8	965.8	—	—	—	(1,702.6)	—
Net income	$736.8	$736.8	$885.7	$80.1	$—	$(1,702.6)	$736.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Consolidating Statement of Operations

Year Ended December 31, 2018
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Consolidating Statement of Operations

Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net sales	$—	$—	$13,299.8	$1,533.1	$—	$—	$14,832.9
Cost of sales	—	—	11,103.5	1,279.2	—	—	12,382.7
Gross profit	—	—	2,196.3	253.9	—	—	2,450.2
Selling and administrative expenses	—	127.2	1,093.3	189.5	—	—	1,410.0
Advertising expense	—	—	166.4	7.3	—	—	173.7
Operating income (loss)	—	(127.2)	936.6	57.1	—	—	866.5
Interest (expense) income, net	—	(148.3)	4.1	(6.3)	—	—	(150.5)
Other (expense) income, net	—	(57.5)	0.7	1.5	—	—	(55.3)
Income (loss) before income taxes	—	(333.0)	941.4	52.3	—	—	660.7
Income tax (expense) benefit	(0.9)	149.9	(270.2)	(16.4)	—	—	(137.6)
Income (loss) before equity in earnings of subsidiaries	(0.9)	(183.1)	671.2	35.9	—	—	523.1
Equity in earnings of subsidiaries	524.0	707.1	—	—	—	(1,231.1)	—
Net income	$523.1	$524.0	$671.2	$35.9	$—	$(1,231.1)	$523.1

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$749.6	$749.6	$885.7	$102.5	$—	$(1,737.8)	$749.6

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$608.3	$608.7	$797.8	$31.1	$—	$(1,437.6)	$608.3

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Comprehensive income	$567.0	$567.9	$671.2	$79.6	$—	$(1,318.7)	$567.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$14.8	$927.8	$97.1	$—	$(12.5)	$1,027.2
Cash flows used in investing activities:
Capital expenditures	—	(61.5)	(160.4)	(14.4)	—	—	(236.3)
Acquisition of businesses, net of cash acquired	—	—	(20.1)	(75.0)	—	—	(95.1)
Net cash used in investing activities	—	(61.5)	(180.5)	(89.4)	—	—	(331.4)
Cash flows (used in) provided by: financing activities:
Proceeds from borrowings under revolving credit facility	—	2,445.5	—	—	—	—	2,445.5
Repayments of borrowings under revolving credit facility	—	(2,394.5)	—	—	—	—	(2,394.5)
Repayments of long-term debt	—	(14.9)	—	(8.6)	—	—	(23.5)
Proceeds from issuance of long-term debt	—	600.0	—	—	—	—	600.0
Payments to extinguish long-term debt	—	(539.0)	—	—	—	—	(539.0)
Net change in accounts payable-inventory financing	—	—	(27.3)	26.0	—	—	(1.3)
Repurchases of common stock	(657.2)	—	—	—	—	—	(657.2)
Payment of incentive compensation plan withholding taxes	(21.4)	—	—	—	—	—	(21.4)
Dividend payments	(183.4)	—	—	—	—	—	(183.4)
Capital contributions	—	(76.0)	—	76.0	—	—	—
Other	—	35.5	(10.2)	(0.3)	—	—	25.0
Distributions and advances from (to) affiliates	862.0	(112.0)	(709.8)	(50.8)	—	10.6	—
Net cash (used in) provided by financing activities	—	(55.4)	(747.3)	42.3	—	10.6	(749.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.2	—	—	2.2
Net (decrease) increase in cash and cash equivalents	—	(102.1)	—	52.2	—	(1.9)	(51.8)
Cash and cash equivalents – beginning of period	—	176.0	—	46.7	—	(16.9)	205.8
Cash and cash equivalents – end of period	$—	$73.9	$—	$98.9	$—	$(18.8)	$154.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(85.7)	$1,073.6	$75.0	$—	$(157.0)	$905.9
Cash flows used in investing activities:
Capital expenditures	—	(40.8)	(34.5)	(10.8)	—	—	(86.1)
Net cash used in investing activities	—	(40.8)	(34.5)	(10.8)	—	—	(86.1)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	640.0	—	46.7	—	—	686.7
Repayments of borrowings under revolving credit facility	—	(640.0)	—	(46.7)	—	—	(686.7)
Repayments of long-term debt	—	(14.9)	—	(6.7)	—	—	(21.6)
Net change in accounts payable-inventory financing	—	(0.8)	(74.7)	8.1	—	—	(67.4)
Repurchases of common stock	(522.3)	—	—	—	—	—	(522.3)
Payment of incentive compensation plan withholding taxes	(33.9)	—	—	—	—	—	(33.9)
Dividend payments	(139.4)	—	—	—	—	—	(139.4)
Repayment of intercompany loan	—	—	47.5	(47.5)	—	—	—
Other	—	34.6	(4.4)	(0.4)	—	—	29.8
Distributions and advances from (to) affiliates	695.6	169.9	(1,007.5)	—	—	142.0	—
Net cash (used in) provided by financing activities	—	188.8	(1,039.1)	(46.5)	—	142.0	(754.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.4)	—	—	(3.4)
Net increase in cash and cash equivalents	—	62.3	—	14.3	—	(15.0)	61.6
Cash and cash equivalents—beginning of period	—	113.7	—	32.4	—	(1.9)	144.2
Cash and cash equivalents—end of period	$—	$176.0	$—	$46.7	$—	$(16.9)	$205.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Co-Issuer	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$0.6	$(71.1)	$788.5	$52.3	$—	$7.4	$777.7
Cash flows used in investing activities:
Capital expenditures	—	(55.2)	(6.3)	(19.6)	—	—	(81.1)
Net cash used in investing activities	—	(55.2)	(6.3)	(19.6)	—	—	(81.1)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings under revolving credit facility	—	1,501.5	—	59.2	—	—	1,560.7
Repayments of borrowings under revolving credit facility	—	(1,501.5)	—	(59.2)	—	—	(1,560.7)
Repayments of long-term debt	—	(14.9)	—	—	—	—	(14.9)
Proceeds from issuance of long-term debt	—	2,083.0	—	—	—	—	2,083.0
Payments to extinguish long-term debt	—	(2,121.3)	—	—	—	—	(2,121.3)
Net change in accounts payable-inventory financing	—	(0.2)	(78.4)	(5.4)	—	—	(84.0)
Repurchases of common stock	(534.0)	—	—	—	—	—	(534.0)
Payment of incentive compensation plan withholding taxes	(49.6)	—	—	—	—	—	(49.6)
Dividend payments	(106.9)	—	—	—	—	—	(106.9)
Repayment of intercompany loan	—	—	34.3	(34.3)	—	—	—
Other	—	14.1	(4.0)	(1.1)	—	—	9.0
Distributions and advances from (to) affiliates	689.9	56.6	(737.2)	—	—	(9.3)	—
Net cash (used in) provided by financing activities	(0.6)	17.3	(785.3)	(40.8)	—	(9.3)	(818.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.6	—	—	2.6
Net decrease in cash and cash equivalents	—	(109.0)	(3.1)	(5.5)	—	(1.9)	(119.5)
Cash and cash equivalents – beginning of period	—	222.7	3.1	37.9	—	—	263.7
Cash and cash equivalents – end of period	$—	$113.7	$—	$32.4	$—	$(1.9)	$144.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

19.     Selected Quarterly Financial Results (unaudited)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
Corporate	$1,736.2	$1,883.9	$1,913.5	$1,965.4

Small Business	355.6	377.4	386.2	391.1

Public:
Government	488.4	578.4	793.4	659.1
Education	400.4	773.6	807.0	430.6
Healthcare	441.9	488.1	500.5	503.4
Total Public	1,330.7	1,840.1	2,100.9	1,593.1
Other	535.4	528.5	507.1	587.3
Net sales	$3,957.9	$4,629.9	$4,907.7	$4,536.9
Gross profit	672.1	773.8	816.5	777.5
Operating income	228.9	300.3	320.6	283.8
Net income	152.9	196.6	201.7	185.6
Basic(1)	1.04	1.35	1.39	1.29
Diluted(1)	1.02	1.33	1.37	1.27

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
Corporate	$1,565.8	$1,733.8	$1,706.5	$1,836.4

Small Business	327.6	329.5	340.0	362.5

Public:
Government	418.5	493.5	639.3	546.0
Education	397.2	712.1	793.1	425.0
Healthcare	414.3	429.8	442.7	443.2
Total Public	1,230.0	1,635.4	1,875.1	1,414.2
Other	483.0	487.4	451.6	461.7
Net sales	$3,606.4	$4,186.1	$4,373.2	$4,074.8
Gross profit	603.9	695.6	713.6	693.8
Operating income	204.1	265.5	274.8	242.9
Net income	127.0	173.0	183.7	159.3
Basic(1)	0.83	1.14	1.22	1.07
Diluted(1)	0.82	1.12	1.20	1.05

(1)
Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2019, 2018 and 2017
(dollars in millions)

Allowance for doubtful accounts:	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2019	$7.0	$2.2	$(1.3)	$7.9
Year Ended December 31, 2018	6.2	2.0	(1.2)	7.0
Year Ended December 31, 2017	5.9	2.1	(1.8)	6.2

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework (2013 framework)."
Based on its assessment, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company's internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited CDW Corporation and subsidiaries' internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CDW Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (2) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

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
See Part I - "Information about our Executive Officers" for the biographical information of our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders on May 21, 2020 ("2020 Proxy Statement"), which we will file with the SEC on or before April 29, 2020.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2020 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2020 Proxy Statement.

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

3.1
Fifth Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 and incorporated herein by reference.

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

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 8-K filed on December 23, 2019 and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.4	Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.5	Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.6	Amended and Restated By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 10-Q filed on May 8, 2015 and incorporated herein by reference.

Exhibit Number	Description

3.7	Articles of Organization of CDW Technologies LLC, previously filed as Exhibit 3.7 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.8	Operating Agreement of CDW Technologies LLC, previously filed as Exhibit 3.8 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.10
Amended and Restated Limited Liability Company Agreement of CDW Direct, LLC, previously filed as Exhibit 3.10 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.11	Articles of Organization of CDW Government LLC, previously filed as Exhibit 3.11 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.12
Amended and Restated Limited Liability Company Agreement of CDW Government LLC, previously filed as Exhibit 3.12 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.13*	Articles of Organization of CDW Logistics LLC.

3.14*	Limited Liability Company Agreement of CDW Logistics LLC.

4.1*	Description of CDW Corporation’s Common Stock.

4.2	Specimen Common Stock Certificate, previously filed as Exhibit 4.1 with CDW Corporation’s Amendment No. 3 to Form S-1 filed on June 25, 2013 and incorporated herein by reference.

4.3
Base Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.4
First Supplemental Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.5	Form of 5.5% Senior Note (included as Exhibit B to Exhibit 4.4), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.6
Third Supplemental Indenture, dated as of March 2, 2017, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on March 2, 2017 and incorporated herein by reference.

4.7	Form of 5.0% Senior Note (included as Exhibit A to Exhibit 4.6), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on March 2, 2017 and incorporated herein by reference.

4.8
Fourth Supplemental Indenture, dated as of September 26, 2019, by and among the CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on September 26, 2019 and incorporated herein by reference.

4.9	Form of 4.250% Senior Note (included as Exhibit A to Exhibit 4.8) previously filed as Exhibit 4.3 with the CDW Corporation’s Form 8-K filed on September 26, 2019 and incorporated herein by reference.

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

10.5
Third Amendment to Amended and Restated Term Loan Agreement, dated as of October 11, 2019, among CDW LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the other loan parties party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on October 31, 2019 and incorporated herein by reference.

10.6
Second Amended and Restated Guarantee and Collateral Agreement, dated April 29, 2013, by and among CDW LLC, the guarantors party thereto and Barclays Bank PLC, as collateral agent, previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on May 1, 2013 and incorporated herein by reference.

10.7§
Compensation Protection Agreement, effective as of January 1, 2020, by and among CDW Corporation, CDW LLC and Christine A. Leahy, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 11, 2019 and incorporated herein by reference.

10.8§
Form of Compensation Protection Agreement (executive officers other than Christine A. Leahy), previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on March 11, 2019 and incorporated herein by reference.

10.9§
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

10.11§
Form of Indemnification Agreement by and between CDW Corporation and its directors and executive officers, previously filed as Exhibit 10.32 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 and incorporated herein by reference.

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

10.16§
Form of Stock Option Agreement (other than executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

Exhibit Number	Description

10.17§
Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.18§
Form of Performance Share Unit Award Agreement (other than executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.24 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

10.19§
Form of Performance Share Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.20§*	Form of Restricted Stock Unit Award Notice and Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.

10.21§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.25 with CDW Corporation’s Form 10-K filed on February 27, 2019 and incorporated herein by reference.

10.22§
Letter Agreement, dated as of February 12, 2018, by and between CDW Limited and Collin B. Kebo, previously filed as Exhibit 10.28 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

21.1*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	These items are furnished and not filed.

§	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION

Date:	February 28, 2020	By:	/s/ Christine A. Leahy
Christine A. Leahy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christine A. Leahy	President and Chief Executive Officer (principal executive officer) and Director	February 28, 2020
Christine A. Leahy

/s/ Collin B. Kebo	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2020
Collin B. Kebo

/s/ Neil B. Fairfield	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 28, 2020
Neil B. Fairfield

/s/ David W. Nelms	Non-Executive Chairman of the Board	February 28, 2020
David W. Nelms

/s/ Virginia C. Addicott	Director	February 28, 2020
Virginia C. Addicott

/s/ Steven W. Alesio	Director	February 28, 2020
Steven W. Alesio

/s/ Barry K. Allen	Director	February 28, 2020
Barry K. Allen

/s/ James A. Bell	Director	February 28, 2020
James A. Bell

/s/ Benjamin D. Chereskin	Director	February 28, 2020
Benjamin D. Chereskin

/s/ Lynda M. Clarizio	Director	February 28, 2020
Lynda M. Clarizio

/s/ Paul J. Finnegan	Director	February 28, 2020
Paul J. Finnegan

/s/ Joseph R. Swedish	Director	February 28, 2020
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 28, 2020
Donna F. Zarcone