Form 10-Q
period 2020-03-31
CDW Corp
filed 2020-05-06
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of May 1, 2020, there were 142,318,092 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$214.4	$154.0
Accounts receivable, net of allowance for credit losses of $35.1 and $7.9, respectively	3,149.4	3,002.2
Merchandise inventory	672.1	611.2
Miscellaneous receivables	442.5	395.1
Prepaid expenses and other	187.4	171.6
Total current assets	4,665.8	4,334.1
Operating lease right-of-use assets	129.5	131.8
Property and equipment, net	331.9	363.1
Goodwill	2,529.5	2,553.0
Other intangible assets, net	540.2	594.1
Other assets	25.5	23.3
Total Assets	$8,222.4	$7,999.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,967.1	$1,835.0
Accounts payable-inventory financing	345.5	429.9
Current maturities of long-term debt	33.7	34.1
Contract liabilities	257.6	252.2
Accrued expenses and other current liabilities:
Compensation	201.3	212.3
Advertising	158.6	147.9
Sales and income taxes	135.4	88.6
Other	548.0	491.4
Total current liabilities	3,647.2	3,491.4
Long-term liabilities:
Debt	3,438.5	3,283.2
Deferred income taxes	62.8	62.4
Operating lease liabilities	129.2	131.1
Other liabilities	55.0	71.0
Total long-term liabilities	3,685.5	3,547.7
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 142.3 and 143.0 shares outstanding, respectively	1.4	1.4
Paid-in capital	3,114.9	3,095.3
Accumulated deficit	(2,067.3)	(2,018.6)
Accumulated other comprehensive loss	(159.3)	(117.8)
Total stockholders' equity	889.7	960.3
Total Liabilities and Stockholders' Equity	$8,222.4	$7,999.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per-share amounts) (unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$4,389.2	$3,957.9
Cost of sales	3,632.7	3,285.8
Gross profit	756.5	672.1
Selling and administrative expenses	510.7	443.2
Operating income	245.8	228.9
Interest expense, net	(37.9)	(38.3)
Other income, net	3.9	1.0
Income before income taxes	211.8	191.6
Income tax expense	(43.9)	(38.7)
Net income	$167.9	$152.9

Net income per common share:
Basic	$1.18	$1.04
Diluted	$1.16	$1.02

Weighted-average common shares outstanding:
Basic	142.7	147.0
Diluted	144.9	149.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$167.9	$152.9
Other comprehensive (loss) income:
Unrealized loss from hedge accounting, net of tax	(0.2)	(8.3)
Reclassification of hedge accounting gain to net income, net of tax	1.1	1.5
Foreign currency translation, net of tax	(42.4)	9.9
Other comprehensive (loss) income	(41.5)	3.1
Comprehensive income	$126.4	$156.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2019	143.0	$1.4	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	167.9	—	167.9
Equity-based compensation expense	—	—	8.8	—	—	8.8
Stock option exercises	0.4	—	7.1	—	—	7.1
Coworker Stock Purchase Plan	—	—	3.5	—	—	3.5
Repurchases of common stock	(1.1)	—	—	(140.8)	—	(140.8)
Dividends paid ($0.380 per share)	—	—	0.2	(54.4)	—	(54.2)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.9)	—	(21.9)
Foreign currency translation	—	—	—	—	(42.4)	(42.4)
Unrealized loss from hedge accounting	—	—	—	—	(0.2)	(0.2)
Realized gain from hedge accounting	—	—	—	—	1.1	1.1
Impact of adoption of Topic 326	—	—	—	0.5	—	0.5
Balance as of March 31, 2020	142.3	$1.4	$3,114.9	$(2,067.3)	$(159.3)	$889.7

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2018	147.7	$1.5	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	152.9	—	152.9
Equity-based compensation expense	—	—	12.2	—	—	12.2
Stock option exercises	0.5	—	13.0	—	—	13.0
Coworker Stock Purchase Plan	—	—	3.0	—	—	3.0
Repurchases of common stock	(1.9)	—	—	(177.1)	—	(177.1)
Dividends paid ($0.295 per share)	—	—	0.2	(43.6)	—	(43.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(11.6)	—	(11.6)
Foreign currency translation	—	—	—	—	9.9	9.9
Unrealized loss from hedge accounting	—	—	—	—	(8.3)	(8.3)
Realized gain from hedge accounting	—	—	—	—	1.5	1.5
Balance as of March 31, 2019	146.3	$1.5	$3,025.3	$(1,972.0)	$(127.5)	$927.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$167.9	$152.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.4	64.3
Equity-based compensation expense	8.8	12.7
Deferred income taxes	2.6	(13.7)
Provision for credit losses	29.2	0.5
Other	1.4	2.3
Changes in assets and liabilities:
Accounts receivable	(209.0)	11.9
Merchandise inventory	(66.4)	(134.2)
Other assets	(63.7)	(31.9)
Accounts payable-trade	157.4	116.0
Other liabilities	103.4	71.6
Net cash provided by operating activities	223.0	252.4
Cash flows used in investing activities:
Capital expenditures	(25.4)	(19.4)
Acquisition of business, net of cash acquired	—	(68.7)
Net cash used in investing activities	(25.4)	(88.1)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facility	781.0	88.5
Repayments of borrowings under revolving credit facility	(619.5)	(12.5)
Net change in accounts payable-inventory financing	(81.4)	70.2
Repurchases of common stock	(140.8)	(177.1)
Payment of incentive compensation plan withholding taxes	(21.9)	(11.6)
Dividend payments	(54.2)	(43.4)
Other	6.8	5.7
Net cash used in financing activities	(130.0)	(80.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.2)	0.8
Net increase in cash, cash equivalents and restricted cash	60.4	84.9
Cash, cash equivalents and restricted cash—beginning of period	154.0	205.8
Cash, cash equivalents and restricted cash—end of period	$214.4	$290.7
Supplementary disclosure of cash flow information:
Interest paid	$(28.6)	$(44.1)
Taxes paid, net	$(9.9)	$(11.4)

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "December 31, 2019 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2019 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2019 Consolidated Financial Statements include a discussion of the Company's significant accounting policies and estimates. Except as noted within Note 2 (Recent Accounting Pronouncements) for the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), there have been no changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2020.
Accounts Receivable
The Company estimates an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in unemployment rate or gross domestic product growth.
Cash, Cash Equivalents and Restricted Cash
Restricted cash represents funds that are restricted to satisfy designated current liabilities. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts in the Consolidated Statements of Cash Flows.

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$214.4	$154.0	$285.0	$205.8
Restricted cash:
Prepaid expenses and other	—	—	5.7	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$214.4	$154.0	$290.7	$205.8

Advertising
Advertising costs are generally charged to expense in the period incurred. During the three months ended March 31, 2020 and 2019, the Company had advertising costs of $45 million and $39 million, respectively, recorded in Selling and administrative expenses in the Consolidated Statements of Operations.

2.	Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU temporarily provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform. The ASU was effective upon its issuance and will remain in effect for all contract modifications and hedging relationships entered into through December 31, 2022. The Company elected the expedient for cash flow hedges to assert the probability of the hedged forecasted transaction under Topic 815: Derivatives and Hedging, regardless of any expected modification in terms related to reference rate reform. This election did not have an impact to the Company’s Consolidated Financial Statements. As the Company begins modifying contracts impacted by reference rate reform, the other optional expedients will be evaluated for impact on the Consolidated Financial Statements.
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted and applied ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) using the modified retrospective approach. Topic 326 introduced a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables, which is reflected in the Company’s policies. The adoption of Topic 326, as well as the adjustment to retained earnings for the cumulative effect, was not significant to the Company's Consolidated Financial Statements.

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
Amounts included in Accounts payable-inventory financing are as follows:

	March 31, 2020	December 31, 2019
Revolving Loan inventory financing agreement(1)	$303.8	$379.1
Other inventory financing agreements	41.7	50.8
Accounts payable-inventory financing	$345.5	$429.9

(1)
The senior secured asset-based revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

4.	Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of March 31, 2020 and December 31, 2019, the contract liability balance was $258 million and $252 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $123 million and $74 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of March 31, 2020 related to noncancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$42.7	$20.6	$8.6	$0.5

5.	Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month London Interbank Offered Rate ("LIBOR") exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During 2020, the Company did not enter into interest rate cap agreements.
As of March 31, 2020 and December 31, 2019, the Company had interest rate cap agreements with a fair value of less than $1 million which were classified within Other assets on the Consolidated Balance Sheets. The total notional value of the interest rate cap agreements was $2.8 billion as of March 31, 2020 and December 31, 2019 of which $1.4 billion mature at December 31, 2020 and December 31, 2022, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider. For additional information, see Note 6 (Long-Term Debt).
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The Company recorded an insignificant loss and a $8 million loss, net of tax, into Accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company reclassified $1 million and $2 million, net of tax, respectively, from Accumulated other comprehensive loss to earnings within Interest expense, net on the Consolidated Statements of Operations. The Company expects to reclassify $7 million from Accumulated other comprehensive loss to earnings within Interest expense, net during the next 12 months.

6.	Long-Term Debt

		As of March 31, 2020		As of December 31, 2019
	Maturity	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
CDW UK revolving credit facility(1)	July 2021	—%	$—	—%	$—
Senior secured asset-based revolving credit facility	March 2022	2.62%	212.5	5.00%	51.0
Total credit facilities			212.5		51.0

Term Loans
CDW UK term loan(1)	August 2021	2.07%	57.1	2.19%	61.0
Senior secured term loan facility	October 2026	2.74%	1,434.5	3.55%	1,438.3
Total term loans			1,491.6		1,499.3

Unsecured Senior Notes
Senior notes due 2024 ("2024 Senior Notes")	December 2024	5.50%	575.0	5.50%	575.0
Senior notes due 2025 ("2025 Senior Notes")	September 2025	5.00%	600.0	5.00%	600.0
Senior notes due 2028 ("2028 Senior Notes")	April 2028	4.25%	600.0	4.25%	600.0
Total unsecured senior notes			1,775.0		1,775.0

Other long-term obligations			12.8		12.6
Unamortized deferred financing fees			(19.7)		(20.6)
Current maturities of long-term debt			(33.7)		(34.1)
Total long-term debt			$3,438.5		$3,283.2

(1)	British pound-denominated debt facilities.
As of March 31, 2020, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facilities
The Company has a variable rate CDW UK revolving credit facility that is denominated in British pounds. As of March 31, 2020, the Company could have borrowed up to an additional £50 million ($62 million) under the CDW UK revolving credit facility.
The Company also has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of March 31, 2020, the Revolving Loan had less than $1 million of undrawn letters of credit, $301 million reserved for the floorplan sub-facility and a borrowing base of $1.9 billion, which is based on the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

amount of eligible inventory and accounts receivable balances as of February 29, 2020. As of March 31, 2020, the Company could have borrowed up to an additional $0.9 billion under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 3 (Inventory Financing Agreements)), deposits and accounts receivable, and by a second priority interest in substantially all other US assets.
Term Loans
The CDW UK term loan has a variable interest rate. The Company is required to make annual principal installments of £5 million ($6 million), with the remaining principal amount due at the maturity date.
The CDW UK term loan agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of March 31, 2020, the amount of restricted payment capacity under the CDW UK term loan was £204 million ($253 million).
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps (see Note 5 (Financial Instruments)). The interest rate disclosed in the table above represents the variable interest rates in effect for March 31, 2020 and December 31, 2019, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of March 31, 2020, the amount of CDW's restricted payment capacity under the Term Loan was $1.9 billion.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 3 (Inventory Financing Agreements), deposits and accounts receivable, and by a first priority interest in substantially all other US assets.
Unsecured Senior Notes
The senior notes have fixed interest rates, for which interest is paid semi-annually.
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

The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, are as follows:

	March 31, 2020	December 31, 2019
Fair value	$3,429.4	$3,447.5
Carrying value	3,491.9	3,337.9

7.	Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted into law. The primary impact to the Company’s financial statements as a result of the CARES Act will be the deferral of US corporate income tax payments from the second quarter of 2020 to July 2020 as well as the deferral of employer related payroll tax payments from the second, third and fourth quarters of 2020 with 50% to be paid in the fourth quarter of 2021 and the remaining 50% to be paid in the fourth quarter of 2022.
Income tax expense was $44 million and $39 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 20.7% for the three months ended March 31, 2020 and differed from the US federal statutory rate of 21.0% primarily due to excess tax benefits on equity-based compensation, partially offset by state and local income taxes. The effective tax rate for the three months ended March 31, 2019 was 20.2% and differed from the US federal statutory rate of 21.0%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

primarily due to excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada’s acquisition of Scalar Decisions Inc., partially offset by state and local income taxes.

8.	Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2020	2019
Basic weighted-average shares outstanding	142.7	147.0
Effect of dilutive securities(1)	2.2	2.2
Diluted weighted-average shares outstanding(2)	144.9	149.2

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2020 and 2019 as their inclusion would have had an anti-dilutive effect.

9.	Commitments and Contingencies
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
As of March 31, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

10.	Segment Information
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Information about the Company's segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2020
Net sales	$1,911.0	$391.5	$1,525.3	$561.4	$—	$4,389.2
Operating income (loss)	127.4	27.3	112.4	14.7	(36.0)	245.8
Depreciation and amortization expense	(22.3)	(5.8)	(37.7)	(8.0)	(17.6)	(91.4)

Three Months Ended March 31, 2019
Net sales	$1,736.2	$355.6	$1,330.7	$535.4	$—	$3,957.9
Operating income (loss)	134.7	24.4	76.1	25.6	(31.9)	228.9
Depreciation and amortization expense	(21.5)	(5.6)	(12.7)	(7.4)	(17.1)	(64.3)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,907.8	$391.5	$1,525.3	$6.2	$3,830.8
Rest of World	3.2	—	—	555.2	558.4
Total Net sales	1,911.0	391.5	1,525.3	561.4	4,389.2

Major Product and Services
Hardware	1,513.9	324.4	1,210.8	407.4	3,456.5
Software	276.0	53.5	239.7	97.1	666.3
Services	100.1	8.2	67.8	54.5	230.6
Other(2)	21.0	5.4	7.0	2.4	35.8
Total Net sales	1,911.0	391.5	1,525.3	561.4	4,389.2

Sales by Channel
Corporate	1,911.0	—	—	—	1,911.0
Small Business	—	391.5	—	—	391.5
Government	—	—	568.5	—	568.5
Education	—	—	476.2	—	476.2
Healthcare	—	—	480.6	—	480.6
Other	—	—	—	561.4	561.4
Total Net sales	1,911.0	391.5	1,525.3	561.4	4,389.2

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,741.0	366.7	1,404.6	499.0	4,011.3
Transferred at a point in time where CDW is agent	107.6	22.0	52.3	13.2	195.1
Transferred over time where CDW is principal	62.4	2.8	68.4	49.2	182.8
Total Net sales	$1,911.0	$391.5	$1,525.3	$561.4	$4,389.2

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended March 31, 2019
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,732.9	$355.6	$1,330.7	$8.4	$3,427.6
Rest of World	3.3	—	—	527.0	530.3
Total Net sales	1,736.2	355.6	1,330.7	535.4	3,957.9

Major Product and Services
Hardware	1,384.7	295.1	1,063.3	403.2	3,146.3
Software	246.5	48.1	221.1	77.3	593.0
Services	88.0	7.0	42.1	51.9	189.0
Other(2)	17.0	5.4	4.2	3.0	29.6
Total Net sales	1,736.2	355.6	1,330.7	535.4	3,957.9

Sales by Channel
Corporate	1,736.2	—	—	—	1,736.2
Small Business	—	355.6	—	—	355.6
Government	—	—	488.4	—	488.4
Education	—	—	400.4	—	400.4
Healthcare	—	—	441.9	—	441.9
Other	—	—	—	535.4	535.4
Total Net sales	1,736.2	355.6	1,330.7	535.4	3,957.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,581.8	335.2	1,243.3	474.9	3,635.2
Transferred at a point in time where CDW is agent	104.0	19.8	46.2	13.0	183.0
Transferred over time where CDW is principal	50.4	0.6	41.2	47.5	139.7
Total Net sales	$1,736.2	$355.6	$1,330.7	$535.4	$3,957.9

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

The following table presents Net sales by major category for the three months ended March 31, 2020 and 2019. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2020		2019
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,111.0	25.3%	$916.1	23.1%
Netcomm Products	456.4	10.4	511.4	12.9
Desktops	384.3	8.8	297.0	7.5
Video	314.6	7.2	271.3	6.9
Enterprise and Data Storage (Including Drives)	240.5	5.5	293.3	7.4
Other Hardware	949.7	21.5	857.2	21.7
Total Hardware	3,456.5	78.7	3,146.3	79.5

Software(1)	666.3	15.2	593.0	15.0
Services(1)	230.6	5.3	189.0	4.8
Other(2)	35.8	0.8	29.6	0.7
Total Net sales	$4,389.2	100.0%	$3,957.9	100.0%

(1)
Certain software and services revenues are recorded on a net basis for accounting purposes. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

11.	Subsequent Events
On April 21, 2020, CDW completed the issuance of $600 million aggregate principal amount of 4.125% Senior Notes due 2025 at par.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "the Company," "our," "CDW" and similar terms refer to CDW Corporation and its subsidiaries. "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements" at the end of this discussion.
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

•
The global spread of the novel coronavirus (“COVID-19”) pandemic has created significant macroeconomic uncertainty, volatility and disruption. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The Company is mobilizing its resources to help ensure the well-being and safety of our coworkers, business continuity, a strong capital position and adequate liquidity. The Company’s efforts are described below:

•
Currently, we are focused on the well-being and safety of our coworkers, leveraging standing crisis management protocols and following guidelines from public health authorities. We implemented precautions to help keep our coworkers healthy and safe, including activating a cross-functional response team led by senior leadership, moving to remote working for our office coworkers, and implementing safety protocols at our distribution centers, including social distancing measures, segmented shifts, additional personal protective equipment, enhanced facility cleanings, and temperature screening for anyone entering the facilities. At the end of March, to limit the virus spread after a few coworkers tested positive for COVID-19, we decided to close our Vernon Hills, Illinois distribution center for several days and to require a shift of configuration center coworkers to self-isolate. We have continued to pay our affected coworkers their wages. These actions have not had a material impact to date as we leveraged flexibility in our distribution and configuration capabilities where possible, and where not, shipping times modestly increased.

•
We had strong Net sales at the end for the first quarter 2020 due to robust customer demand for remote work enablement. We expect as the workforces of our customers are more fully enabled for remote work, this demand will moderate. We believe that some portion of Net sales achieved in March is likely attributable to a pull forward of future demand.

•
During the first quarter of 2020, we increased our provision for credit losses as a result of the expected economic impact of COVID-19. We continue to monitor cash collections and credit limits of our customers to manage the risk of uncollectible receivables.

•	We have taken certain strategic stocking positions to potentially mitigate the impacts of product constraints related to potential delays in our supply chain.

•	We have taken measures to enhance liquidity, including completing a $600 million debt issuance in April 2020, suspending share repurchases and implementing cost savings initiatives.

•
There continues to be substantial uncertainty regarding the impact of the UK's exit from the European Union ("EU") (referred to as "Brexit"), with the UK/EU future trade deal still being negotiated. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. Prior to the impact of COVID-19, CDW UK had not experienced significant changes in the buying behavior of its customers. We have established a presence in the Netherlands to support CDW UK's broader growth opportunities in the EU and to help address future developments, as needed, for Brexit.

•
Changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government, healthcare and education customers. With the current COVID-19 pandemic, future budget priorities and funding levels for these customers may be adversely affected.

•
Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more "as a service" offerings, including Device as a Service and managed services. Technology trends could also change as customers consider the impact of the COVID-19 pandemic on their operations.

Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, Net sales growth on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, free cash flow, return on working capital, Cash and cash equivalents, net working capital, cash conversion cycle, debt levels including available credit, sales per coworker and coworker turnover. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

In this report, we discuss Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis, which are non-GAAP financial measures.

We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. For the definitions of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, Net sales growth on a constant currency basis and reconciliations to the most directly comparable GAAP measure, see "Results of Operations - Non-GAAP Financial Measure Reconciliations."

The results of certain business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Net sales	$4,389.2	$3,957.9
Gross profit	756.5	672.1
Operating income	245.8	228.9
Net income	167.9	152.9
Non-GAAP operating income	303.9	287.3
Non-GAAP net income	200.0	185.4
Average daily sales(1)	68.6	62.8
Net debt(2)	3,257.8	2,998.4
Cash conversion cycle (in days)(3)	20	17

(1)	There were 64 and 63 selling days for the three months ended March 31, 2020 and 2019, respectively.

(2)	Defined as Total debt minus Cash and cash equivalents.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended March 31,
	2020		2019
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,389.2	100.0%	$3,957.9	100.0%
Cost of sales	3,632.7	82.8	3,285.8	83.0
Gross profit	756.5	17.2	672.1	17.0
Selling and administrative expenses	510.7	11.6	443.2	11.2
Operating income	245.8	5.6	228.9	5.8
Interest expense, net	(37.9)	(0.9)	(38.3)	(1.0)
Other income, net	3.9	0.1	1.0	—
Income before income taxes	211.8	4.8	191.6	4.8
Income tax expense	(43.9)	(1.0)	(38.7)	(1.0)
Net income	$167.9	3.8%	$152.9	3.9%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended March 31,
	2020		2019
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$1,911.0	43.5%	$1,736.2	43.9%	$174.8	10.1%	8.4%
Small Business	391.5	8.9	355.6	9.0	35.9	10.1	8.4
Public:
Government	568.5	13.0	488.4	12.3	80.1	16.4	14.6
Education	476.2	10.8	400.4	10.1	75.8	19.0	17.1
Healthcare	480.6	11.0	441.9	11.2	38.7	8.8	7.1
Total Public	1,525.3	34.8	1,330.7	33.6	194.6	14.6	12.8
Other	561.4	12.8	535.4	13.5	26.0	4.8	3.2
Total Net sales	$4,389.2	100.0%	$3,957.9	100.0%	$431.3	10.9%	9.2%

(1)	There were 64 and 63 selling days for the three months ended March 31, 2020 and 2019, respectively.
Total Net sales for the three months ended March 31, 2020 increased $431 million, or 10.9%, to $4,389 million, compared to the three months ended March 31, 2019. There was one more selling day in the three months ended March 31, 2020 compared to the same period of 2019, and Net sales on an average daily sales basis increased 9.2%. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth on an average daily sales basis was 9.4%. For additional information on constant currency Net sales growth, see "Non-GAAP Financial Measure Reconciliations."
For the three months ended March 31, 2020, Net sales grew in client devices (defined as notebooks/mobile devices and desktops), collaboration tools, and software from robust customer demand for remote worker enablement in response to the COVID-19 pandemic. The Census project further contributed to growth in Notebooks/mobile devices, as well as other hardware, including accessories and smartphones, and services. For additional information, see Note 10 (Segment Information) to the accompanying Consolidated Financial Statements.
Corporate segment Net sales for the three months ended March 31, 2020 increased $175 million, or 10.1%, compared to the three months ended March 31, 2019. On an average daily sales basis, Corporate segment Net sales increased 8.4%. Growth was primarily driven by client devices, video and software.
Small Business segment Net sales for the three months ended March 31, 2020 increased $36 million, or 10.1%, compared to the three months ended March 31, 2019. On an average daily sales basis, Small Business segment Net sales increased 8.4%. Growth was primarily driven by client devices, video and software.
Public segment Net sales for the three months ended March 31, 2020 increased $195 million, or 14.6%, compared to the three months ended March 31, 2019. On an average daily sales basis, Public segment Net sales increased 12.8%. Net sales to Government customers increased 14.6% on an average daily sales basis primarily driven by Notebooks/Mobile devices, as well as other hardware, including accessories and smartphones, and services as we continued to deliver on the Census project. Net sales to Education and Healthcare customers increased 17.1% and 7.1%, respectively, on an average daily sales basis, primarily driven by client devices.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended March 31, 2020 increased $26 million, or 3.2% on an average daily sales basis, compared to the three months ended March 31, 2019. Both operations grew in local currency led by Canada which included two months of 2019 Net sales from the acquisition of Scalar. The impact of foreign currency exchange decreased Other Net sales growth by approximately 200 basis points, primarily due to the unfavorable translation of the British pound and Canadian dollar to the US dollar.

Gross profit
Gross profit increased $85 million, or 12.6%, to $757 million for the three months ended March 31, 2020, compared to $672 million for the three months ended March 31, 2019. As a percentage of Net sales, Gross profit margin increased 20 basis points to 17.2% for the three months ended March 31, 2020. Gross profit margin was positively impacted by product margin, partially offset by the mix of netted down revenues that are booked net of cost of goods sold, which did not grow as fast as overall Net sales.
Selling and administrative expenses
Selling and administrative expenses increased $68 million, or 15.2%, to $511 million for the three months ended March 31, 2020, compared to $443 million for the three months ended March 31, 2019. The increase was primarily due to a higher provision for credit losses driven by a $29 million increase in reserves, which predominately reflects the expected economic impact of the COVID-19 pandemic, higher payroll expenses consistent with higher coworker count and higher gross profit.
As a percentage of Net sales, Selling and administrative expenses increased 40 basis points to 11.6% during the three months ended March 31, 2020, compared to 11.2% for the three months ended March 31, 2019 due to a higher provision for credit losses.
Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended March 31,
	2020		2019
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$127.4	6.7%	$134.7	7.8%	(5.4)%
Small Business	27.3	7.0	24.4	6.9	11.9
Public	112.4	7.4	76.1	5.7	47.8
Other(2)	14.7	2.6	25.6	4.8	(42.5)
Headquarters(3)	(36.0)	nm*	(31.9)	nm*	(12.9)
Total Operating income	$245.8	5.6%	$228.9	5.8%	7.4%
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
Operating income was $246 million for the three months ended March 31, 2020, an increase of $17 million, or 7.4%, compared to $229 million for the three months ended March 31, 2019. Operating income increased primarily due to higher Gross profit dollars, partially offset by a higher provision for credit losses and higher payroll expenses. Total operating margin percentage decreased 20 basis points to 5.6% for the three months ended March 31, 2020, from 5.8% for the three months ended March 31, 2019 primarily due to a higher provision for credit losses, partially offset by an increase in Gross profit margin.
Corporate segment Operating income was $127 million for the three months ended March 31, 2020, a decrease of $8 million, or 5.4%, compared to $135 million for the three months ended March 31, 2019. Corporate segment Operating income decreased primarily due to a higher provision for credit losses and higher payroll expenses, partially offset by higher Gross profit dollars. Corporate segment operating margin percentage decreased 110 basis points to 6.7% for the three months ended March 31, 2020, from 7.8% for the three months ended March 31, 2019 primarily due to a higher provision for credit losses and lower product margin.
Small Business segment Operating income was $27 million for the three months ended March 31, 2020, an increase of $3 million, or 11.9%, compared to $24 million for the three months ended March 31, 2019. Small Business segment Operating income increased primarily due to higher Gross profit dollars partially offset by a higher provision for credit losses and higher payroll expenses. Small Business segment operating margin percentage increased 10 basis points to 7.0% for the three months ended March 31, 2020, from 6.9% for the three months ended March 31, 2019 primarily due to higher product margin and lower sales payroll expenses as a percentage of Net sales, partially offset by a higher provision for credit losses.
Public segment Operating income was $112 million for the three months ended March 31, 2020, an increase of $36 million, or 47.8%, compared to $76 million for the three months ended March 31, 2019. Public segment Operating income increased primarily due to higher Gross profit dollars partially offset by a higher provision for credit losses and higher sales payroll expenses. Public segment operating margin percentage increased 170 basis points to 7.4% for the three months ended March 31, 2020, from 5.7% for the three months ended March 31, 2019 primarily due to a mix into more profitable product and service offerings and lower sales payroll expenses as a percentage of Net sales, partially offset by a higher provision for credit losses.
Other Operating income was $15 million for the three months ended March 31, 2020, a decrease of $11 million, or 42.5%, compared to $26 million for the three months ended March 31, 2019. Other Operating income decreased primarily due to a higher provision for credit losses, a mix out of more profitable service offerings, and higher payroll expenses due to higher coworker count. Other operating margin percentage decreased 220 basis points to 2.6% for the three months ended March 31, 2020, from 4.8% for the three months ended March 31, 2019 primarily due to lower product margin and a higher provision for credit losses.
Income tax expense
Income tax expense was $44 million for the three months ended March 31, 2020, compared to $39 million for the three months ended March 31, 2019. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 20.7% for the three months ended March 31, 2020 and differed from the US federal statutory rate of 21.0% primarily due to the impact of excess tax benefits on equity-based compensation, partially offset by state and local income taxes. The effective income tax rate for the three months ended March 31, 2019 was 20.2% and differed from the US federal statutory rate of 21.0% primarily due to the impact of excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada’s acquisition of Scalar in 2019, partially offset by state and local income taxes.

The increase in the effective tax rate for the three months ended March 31, 2020 as compared to the same period of the prior year was primarily driven by a discrete tax benefit related to CDW Canada’s acquisition of Scalar in 2019, partially offset by the impact of higher excess tax benefits on equity-based compensation in 2020.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, and Net sales growth on a constant currency basis for the three months ended March 31, 2020 and 2019 below.
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

Non-GAAP operating income
Non-GAAP operating income was $304 million for the three months ended March 31, 2020, an increase of $17 million, or 5.8%, compared to $287 million for the three months ended March 31, 2019. As a percentage of Net sales, Non-GAAP operating income was 6.9% and 7.3% for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Operating income	$245.8	$228.9
Amortization of intangibles(1)	44.6	44.4
Equity-based compensation	8.8	12.7
Other adjustments(2)	4.7	1.3
Non-GAAP operating income	$303.9	$287.3
Non-GAAP operating income margin	6.9%	7.3%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.
Non-GAAP net income
Non-GAAP net income was $200 million for the three months ended March 31, 2020, an increase of $15 million, or 7.8%, compared to $185 million for the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020			2019
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$211.8	$(43.9)	$167.9	$191.6	$(38.7)	$152.9
Amortization of intangibles(2)	44.6	(11.1)	33.5	44.4	(11.3)	33.1
Equity-based compensation	8.8	(13.7)	(4.9)	12.7	(11.3)	1.4
Other adjustments(3)	4.7	(1.2)	3.5	1.3	(3.3)	(2.0)
Non-GAAP	$269.9	$(69.9)	$200.0	$250.0	$(64.6)	$185.4

(1)	Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.

(2)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(3)	Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.

Net sales growth on a constant currency basis
Net sales increased $431 million, or 10.9%, to $4,389 million for the three months ended March 31, 2020, compared to $3,958 million for the three months ended March 31, 2019. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $441 million, or 11.2%.

	Three Months Ended March 31,
(dollars in millions)	2020	2019	% Change	Average Daily % Change(1)
Net sales, as reported	$4,389.2	$3,957.9	10.9%	9.2%
Foreign currency translation(2)	—	(9.8)
Net sales, on a constant currency basis	$4,389.2	$3,948.1	11.2%	9.4%

(1)	There were 64 and 63 selling days for the three months ended March 31, 2020 and 2019, respectively.

(2)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving credit facility. As of March 31, 2020, we also had $0.9 billion of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($62 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. In April 2020, we bolstered our liquidity position by completing a $600 million debt offering to be used for general corporate purposes. We also took additional measures to enhance our liquidity by suspending share repurchases and implementing various other cost savings initiatives. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management, including accounts receivable.
Long-Term Debt and Financing Arrangements
As of March 31, 2020, we had total indebtedness of $3.5 billion, of which $1.7 billion was secured indebtedness. On April 21, 2020, we completed the issuance of $600 million aggregate principal amount of 4.125% senior notes due 2025 at par. At March 31, 2020, we were in compliance with the covenants under our various credit agreements and indentures.
For additional information regarding our debt and refinancing activities, see Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For additional information, see Note 3 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.

Share Repurchase Program

During the three months ended March 31, 2020, we repurchased 1.1 million shares of our common stock for $141 million under the previously announced share repurchase program. For additional information on our share repurchase program, see "Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds."

Dividends

A summary of 2020 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.380	February 6, 2020	February 25, 2020	March 10, 2020

On May 6, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.380 per common share. The dividend will be paid on June 10, 2020 to all stockholders of record as of the close of business on May 25, 2020.
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
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted into law. The primary impact to our financial statements as a result of the CARES Act will be the deferral of US corporate income tax payments from the second quarter of 2020 to July 2020 as well as the deferral of employer related payroll tax payments from the second, third and fourth quarters of 2020 with 50% to be paid in the fourth quarter of 2021 and the remaining 50% to be paid in the fourth quarter of 2022.
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$223.0	$252.4
Investing activities	(25.4)	(88.1)
Net change in accounts payable-inventory financing	(81.4)	70.2
Other financing activities	(48.6)	(150.4)
Financing activities	(130.0)	(80.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.2)	0.8
Net increase in cash, cash equivalents and restricted cash	$60.4	$84.9

Operating Activities
Cash flows from operating activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019	Change
Net income	$167.9	$152.9	$15.0
Adjustments for the impact of non-cash items(1)	133.4	66.1	67.3
Net income adjusted for the impact of non-cash items(2)	301.3	219.0	82.3
Changes in assets and liabilities:
Accounts receivable(3)	(209.0)	11.9	(220.9)
Merchandise inventory(4)	(66.4)	(134.2)	67.8
Accounts payable-trade(5)	157.4	116.0	41.4
Other	39.7	39.7	—
Net cash provided by operating activities	$223.0	$252.4	$(29.4)

(1)	Includes items such as deferred income taxes, depreciation and amortization, provision for credit losses and equity-based compensation expense.

(2)	The change is due to stronger operating results driven by Net sales and Gross profit growth.

(3)	The change is primarily due to increased sales volume and timing of payments during the first quarter of 2020 compared to 2019.

(4)	The change is primarily due to lower growth in inventory balances during the first quarter of 2020 compared to 2019.

(5)	The change is due to increased sales volume during the first quarter of 2020 compared to 2019 and timing of inventory purchases, partially offset by mixing out of vendors with longer payment terms.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2020	2019
Days of sales outstanding (DSO)(1)	58	57
Days of supply in inventory (DIO)(2)	14	14
Days of purchases outstanding (DPO)(3)	(52)	(54)
Cash conversion cycle	20	17

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

The cash conversion cycle increased to 20 days at March 31, 2020, compared to 17 days at March 31, 2019. DSO increased 1 day, DPO decreased 2 days, and DIO remained flat compared to March 31, 2019. The increase in DSO was primarily due to timing of payments during the first quarter of 2020 compared to 2019. The decrease in DPO is primarily due to mixing out of vendors with longer payment terms and lower growth in third-party services sales such as Software as a Service and warranties.

Investing Activities
Net cash used in investing activities decreased $63 million in the three months ended March 31, 2020 compared to March 31, 2019. This decrease was primarily due to the acquisition of Scalar in 2019. Additionally, Capital expenditures increased $6 million primarily due to investments for improvements to our information technology systems.
Financing Activities
Net cash used in financing activities increased $50 million in the three months ended March 31, 2020 compared to March 31, 2019. The increase was primarily driven by changing to a mix of more vendors outside our inventory financing arrangements, which was partially offset by increased borrowings on our revolving credit facilities and lower share repurchases. For additional information regarding the inventory financing agreements and debt activities, see Note 3 (Inventory Financing Agreements) and Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Contractual Obligations
Except as disclosed above under "Long-Term Debt and Financing Arrangements," there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Issuers and Guarantors of Debt Securities
On March 2, 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Although the disclosures required by the amendments do not become mandatory until January 4, 2020, voluntary early compliance is permitted. We have elected to voluntarily comply beginning with the quarterly period ended March 31, 2020.
Each series of our outstanding unsecured senior notes (the "Notes") are issued by CDW LLC and CDW Finance Corporation (the "Issuers") and are guaranteed by CDW Corporation ("Parent") and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries (the "Guarantor Subsidiaries" and, together with Parent, the “Guarantors”). All guarantees by Parent and the Guarantors are joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Notes.
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:

•	structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries and;

•	rank equal in right of payment with all of the Issuers' and the Guarantors’ existing and future unsecured senior debt.
The following tables set forth Balance Sheet information as of March 31, 2020 and December 31, 2019, and Statement of Operations information for the three months ended March 31, 2020 and for the year ended December 31, 2019. The financial information includes the accounts of the Issuers and the accounts of the Guarantor s (the "Obligor Group"). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.

Balance Sheet Information

(dollars in millions)	March 31, 2020	December 31, 2019
Current assets	$3,909.6	$3,601.6
Goodwill	2,205.6	2,206.1
Other assets	821.2	903.1
Total Non-current assets	3,026.8	3,109.2
Current liabilities	3,096.5	2,975.3
Long-term debt	3,388.1	3,229.5
Other liabilities	175.5	188.3
Total Long-term liabilities	3,563.6	3,417.8
Statement of Operations Information

(dollars in millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Net sales	$3,827.8	$15,874.1
Gross profit	668.4	2,666.8
Operating income	231.1	1,032.1
Net income	154.8	656.7
Commitments and Contingencies
The information set forth in Note 9 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies and Estimates
We estimate an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions, as well as changes in forecasted macroeconomic conditions, such as changes in unemployment rate or gross domestic product growth. During the first quarter of 2020, we increased our allowance to reflect the forecasted credit deterioration due to the COVID-19 pandemic, which included consideration of the impacts to our business from the last significant economic downturn in 2008-2009.
Our other critical accounting policies have not changed from those reported in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission ("SEC") filings. These factors include, among others, the COVID-19 pandemic and actions taken in response thereto and the associated impact on our business, results of operations, cash flows, financial condition and liquidity; global and regional economic and political conditions; decreases in spending on technology products and services; CDW's relationships with vendor partners and terms of their agreements; continued innovations in hardware, software and services offerings by CDW's vendor partners; substantial competition that could reduce CDW's market share; potential interruptions of the flow of products from suppliers; CDW's level of indebtedness and ability to generate sufficient cash to service such indebtedness; restrictions imposed by agreements relating to CDW's indebtedness on its operations and liquidity; changes in, or the discontinuation of, CDW's share repurchase program or dividend payments; the continuing development, maintenance and operation of CDW's information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to comply with Public segment contracts or applicable laws and regulations; potential failures to provide high-quality services to CDW's customers; potential losses of any key personnel; potential adverse occurrences at one of CDW's primary facilities or customer data centers; increases in the cost of commercial delivery services or disruptions of those services; CDW's exposure to accounts receivable and inventory risks; future acquisitions or alliances; fluctuations in CDW's operating results; fluctuations in foreign currency; current and future legal proceedings and audits; changes in laws, including regulations or interpretations thereof; and other risk factors or uncertainties identified from time to time in CDW's filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 9 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements" of this report is incorporated herein by reference.
Item 1A. Risk Factors
The disclosure below modifies the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These risks and uncertainties, along with those previously disclosed, may cause our business prospects, results of operations and cash flows in future periods to differ materially from those currently expected or desired. Factors not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and cash flows.
Risks Related to Our Business
The outbreak of the novel coronavirus ("COVID-19") pandemic could adversely impact our business, results of operations, cash flows, financial condition and liquidity.
The global spread of COVID-19 has created significant macroeconomic uncertainty, volatility and disruption. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. We could experience disruptions that prevent us from meeting the demands of our customers, such as product constraints from our vendor partners and wholesale distributors and other disruptions to our supply chain, disruptions in or restrictions on the ability of our coworkers to work effectively, temporary closures of our distribution facilities and disruptions of commercial delivery services. The impact of COVID-19 and measures implemented to slow the spread could also cause delay in, or limit the ability of, our customers to make timely payments to us and could increase our costs. In addition, the pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, including the US, the UK and Canada. During the COVID-19 pandemic and even after it has subsided, we may experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices.
Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact our business, results of operations, cash flows, financial condition and liquidity. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows, financial condition and liquidity, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, such as those relating to spending on technology products and services by our public sector customers, our level of indebtedness, our need to generate sufficient cash to service our indebtedness, restrictive covenants contained in the agreements that govern our indebtedness limiting our ability to incur additional debt, pay dividends or repurchase capital stock, fluctuations in our operating results and volatility of our common stock price.
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

Information relating to the Company's purchases of its common stock during the three months ended March 31, 2020 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
January 1 through January 31, 2020	0.3	$139.28	0.3	$631.1
February 1 through February 29, 2020	0.3	$131.96	0.3	$588.3
March 1 through March 31, 2020	0.5	$105.78	0.5	$538.0
Total	1.1		1.1

(1)
The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases. As of March 31, 2020, the Company has elected to suspend share repurchases as a precautionary measure in light of the COVID-19 pandemic.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

3.1┼	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 8-K filed on December 23, 2019 and incorporated herein by reference.

10.1**	Form of Non-Executive Chair Retainer Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.

10.2**	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.

10.3
Supplemental Indenture, dated as of April 21, 2020, by and among the Co-Issuers, the Company, the Guarantors and the Trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on April 21, 2020 and incorporated herein by reference.

10.4	Form of 4.125% Senior Note (included as Exhibit A to Exhibit 10.3).

22.1*	List of Issuer and Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________

*	Filed herewith

**	These items are furnished and not filed.
┼    Included to correct the hyperlink to the previously filed exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 6, 2020	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)