Form 10-Q
period 2020-06-30
CDW Corp
filed 2020-08-05
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2020, there were 142,669,659 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$958.4	$154.0
Accounts receivable, net of allowance for credit losses of $30.7 and $7.9, respectively	3,029.0	3,002.2
Merchandise inventory	694.8	611.2
Miscellaneous receivables	353.9	395.1
Prepaid expenses and other	199.7	171.6
Total current assets	5,235.8	4,334.1
Operating lease right-of-use assets	137.3	131.8
Property and equipment, net	326.5	363.1
Goodwill	2,532.1	2,553.0
Other intangible assets, net	492.9	594.1
Other assets	24.9	23.3
Total Assets	$8,749.5	$7,999.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,809.0	$1,835.0
Accounts payable-inventory financing	479.1	429.9
Current maturities of long-term debt	37.9	34.1
Contract liabilities	275.4	252.2
Accrued expenses and other current liabilities:
Compensation	163.2	212.3
Advertising	145.2	147.9
Sales and income taxes	145.4	88.6
Other	506.3	491.4
Total current liabilities	3,561.5	3,491.4
Long-term liabilities:
Debt	3,861.6	3,283.2
Deferred income taxes	67.6	62.4
Operating lease liabilities	138.0	131.1
Other liabilities	65.2	71.0
Total long-term liabilities	4,132.4	3,547.7
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 142.6 and 143.0 shares outstanding, respectively	1.4	1.4
Paid-in capital	3,138.3	3,095.3
Accumulated deficit	(1,932.5)	(2,018.6)
Accumulated other comprehensive loss	(151.6)	(117.8)
Total stockholders' equity	1,055.6	960.3
Total Liabilities and Stockholders' Equity	$8,749.5	$7,999.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per-share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$4,365.7	$4,629.9	$8,754.9	$8,587.8
Cost of sales	3,618.5	3,856.1	7,251.2	7,141.9
Gross profit	747.2	773.8	1,503.7	1,445.9
Selling and administrative expenses	463.8	473.5	974.5	916.7
Operating income	283.4	300.3	529.2	529.2
Interest expense, net	(39.7)	(40.5)	(77.6)	(78.8)
Other income, net	1.7	1.4	5.6	2.4
Income before income taxes	245.4	261.2	457.2	452.8
Income tax expense	(56.3)	(64.6)	(100.2)	(103.3)
Net income	$189.1	$196.6	$357.0	$349.5

Net income per common share:
Basic	$1.32	$1.35	$2.50	$2.39
Diluted	$1.31	$1.33	$2.47	$2.35

Weighted-average common shares outstanding:
Basic	142.4	145.7	142.5	146.3
Diluted	144.3	148.3	144.6	148.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$189.1	$196.6	$357.0	$349.5
Other comprehensive income (loss):
Unrealized loss from hedge accounting, net of tax	—	(4.1)	(0.2)	(12.4)
Reclassification of hedge accounting loss to net income, net of tax	1.4	0.2	2.5	1.7
Foreign currency translation, net of tax	6.3	(8.0)	(36.1)	1.9
Other comprehensive income (loss)	7.7	(11.9)	(33.8)	(8.8)
Comprehensive income	$196.8	$184.7	$323.2	$340.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)

	Three Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of March 31, 2020	142.3	$1.4	$3,114.9	$(2,067.3)	$(159.3)	$889.7
Net income	—	—	—	189.1	—	189.1
Equity-based compensation expense	—	—	5.6	—	—	5.6
Stock option exercises	0.3	—	12.7	—	—	12.7
Coworker Stock Purchase Plan	—	—	4.8	—	—	4.8
Dividends paid ($0.380 per share)	—	—	0.3	(54.3)	—	(54.0)
Foreign currency translation	—	—	—	—	6.3	6.3
Reclassification of hedge accounting loss to net income	—	—	—	—	1.4	1.4
Balance as of June 30, 2020	142.6	$1.4	$3,138.3	$(1,932.5)	$(151.6)	$1,055.6

	Three Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of March 31, 2019	146.3	$1.5	$3,025.3	$(1,972.0)	$(127.5)	$927.3
Net income	—	—	—	196.6	—	196.6
Equity-based compensation expense	—	—	11.8	—	—	11.8
Stock option exercises	0.2	—	6.0	—	—	6.0
Coworker Stock Purchase Plan	—	—	4.3	—	—	4.3
Repurchases of common stock	(1.5)	—	—	(155.1)	—	(155.1)
Dividends paid ($0.295 per share)	—	—	0.2	(43.1)	—	(42.9)
Foreign currency translation	—	—	—	—	(8.0)	(8.0)
Unrealized loss from hedge accounting	—	—	—	—	(4.1)	(4.1)
Reclassification of hedge accounting loss to net income	—	—	—	—	0.2	0.2
Balance as of June 30, 2019	145.0	$1.5	$3,047.6	$(1,973.6)	$(139.4)	$936.1

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2019	143.0	$1.4	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	357.0	—	357.0
Equity-based compensation expense	—	—	14.4	—	—	14.4
Stock option exercises	0.7	—	19.8	—	—	19.8
Coworker Stock Purchase Plan	—	—	8.3	—	—	8.3
Repurchases of common stock	(1.1)	—	—	(140.8)	—	(140.8)
Dividends paid ($0.760 per share)	—	—	0.5	(108.7)	—	(108.2)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.9)	—	(21.9)
Foreign currency translation	—	—	—	—	(36.1)	(36.1)
Unrealized loss from hedge accounting	—	—	—	—	(0.2)	(0.2)
Reclassification of hedge accounting loss to net income	—	—	—	—	2.5	2.5
Impact of adoption of Topic 326	—	—	—	0.5	—	0.5
Balance as of June 30, 2020	142.6	$1.4	$3,138.3	$(1,932.5)	$(151.6)	$1,055.6

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2018	147.7	$1.5	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	349.5	—	349.5
Equity-based compensation expense	—	—	24.0	—	—	24.0
Stock option exercises	0.7	—	19.0	—	—	19.0
Coworker Stock Purchase Plan	—	—	7.3	—	—	7.3
Repurchases of common stock	(3.4)	—	—	(332.2)	—	(332.2)
Dividends paid ($0.590 per share)	—	—	0.4	(86.7)	—	(86.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(11.6)	—	(11.6)
Foreign currency translation	—	—	—	—	1.9	1.9
Unrealized loss from hedge accounting	—	—	—	—	(12.4)	(12.4)
Reclassification of hedge accounting loss to net income	—	—	—	—	1.7	1.7
Balance as of June 30, 2019	145.0	$1.5	$3,047.6	$(1,973.6)	$(139.4)	$936.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$357.0	$349.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216.6	129.3
Equity-based compensation expense	14.4	24.9
Deferred income taxes	7.3	(22.5)
Provision for credit losses	27.1	1.9
Other	6.8	4.5
Changes in assets and liabilities:
Accounts receivable	(80.4)	(230.1)
Merchandise inventory	(89.3)	(197.3)
Other assets	19.3	(109.6)
Accounts payable-trade	(2.1)	414.9
Other liabilities	39.1	49.0
Net cash provided by operating activities	515.8	414.5
Cash flows used in investing activities:
Capital expenditures	(100.0)	(43.9)
Acquisition of business, net of cash acquired	—	(75.0)
Net cash used in investing activities	(100.0)	(118.9)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,024.0	891.0
Repayments of borrowings under revolving credit facility	(1,025.0)	(815.0)
Proceeds from issuance of long-term debt	600.0	—
Net change in accounts payable-inventory financing	52.3	36.3
Repurchases of common stock	(140.8)	(332.2)
Payment of incentive compensation plan withholding taxes	(21.9)	(11.6)
Dividend payments	(108.3)	(86.3)
Other	14.0	12.6
Net cash provided by (used in) financing activities	394.3	(305.2)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	(1.7)
Net increase (decrease) in cash and cash equivalents	804.4	(11.3)
Cash and cash equivalents—beginning of period	154.0	205.8
Cash and cash equivalents—end of period	$958.4	$194.5
Supplementary disclosure of cash flow information:
Interest paid	$(67.2)	$(76.0)
Taxes paid, net	$(21.5)	$(115.2)

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "December 31, 2019 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2019 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances including management’s current assumptions with respect to implications of the COVID-19 pandemic, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from those estimates.
The notes to the Consolidated Financial Statements contained in the December 31, 2019 Consolidated Financial Statements include a discussion of the Company's significant accounting policies and estimates. Except as noted within Note 2 (Recent Accounting Pronouncements) for the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), there have been no changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2020.
Accounts Receivable
The Company estimates an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate or gross domestic product growth rate. The Company has typically experienced a higher loss experience with customers in pools associated within the Corporate, Small Business and Other segments, as compared to the pools associated with the Public segment. During the six months ended June 30, 2020, the Company recognized an allowance of $27 million to reflect the forecasted credit deterioration due to the COVID-19 pandemic, which considered the customer makeup of the Company's pools, the impacts experienced to date and the impacts from the last significant economic downturn in 2008-2009. Due to the higher inherent risk in the pools associated with the Company's Corporate, Small Business, and Other segment, the majority of the additional allowance relates to these segments. As the overall impact and duration of COVID-19 remains uncertain, the Company's estimates and assumptions may evolve as conditions change.
Advertising
Advertising costs are generally charged to expense in the period incurred and recorded in Selling and administrative expenses in the Consolidated Statements of Operations. During the three months ended June 30, 2020 and 2019, the Company had advertising costs of $48 million and $53 million, respectively. During the six months ended June 30, 2020 and 2019, the Company had advertising costs of $93 million and $92 million, respectively.

2.	Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU temporarily provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform. This ASU was effective upon its issuance and will remain in effect for all contract modifications and hedging relationships entered into through December 31, 2022. The adoption of this ASU along with the related expedients did not have an impact to the Company’s Consolidated Financial Statements.
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted and applied Topic 326 using the modified retrospective approach. Topic 326 introduced a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables, which is reflected in the Company’s policies. The adoption of Topic 326, as well as the adjustment to retained earnings for the cumulative effect, was not significant to the Company's Consolidated Financial Statements.

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Amounts included in Accounts payable-inventory financing are as follows:

	June 30, 2020	December 31, 2019
Revolving Loan inventory financing agreement(1)	$444.8	$379.1
Other inventory financing agreements	34.3	50.8
Accounts payable-inventory financing	$479.1	$429.9

(1)
The senior secured asset-based revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.

4.	Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of June 30, 2020 and December 31, 2019, the contract liability balance was $275 million and $252 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized revenue of $210 million and $113 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of June 30, 2020 related to noncancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$37.2	$19.7	$7.3	$0.2

5.	Financial Instruments
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
As of June 30, 2020 and December 31, 2019, the Company had interest rate cap agreements with a fair value of less than $1 million which were classified within Other assets on the Consolidated Balance Sheets. The total notional value of the interest rate cap agreements was $2.8 billion as of June 30, 2020 and December 31, 2019 of which $1.4 billion mature at December 31, 2020 and December 31, 2022, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss ("AOCL") and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The following tables provide the activity in AOCL, net of tax, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value recorded to AOCL	$—	$(4.1)	$(0.2)	$(12.4)
Reclassification from AOCL to Interest expense, net	$1.4	$0.2	$2.5	$1.7

The Company expects to reclassify $6 million from AOCL to earnings within Interest expense, net during the next 12 months.

6.	Long-Term Debt

		As of June 30, 2020		As of December 31, 2019
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
CDW UK revolving credit facility(1)	July 2021	—%	$—	—%	$—
Senior secured asset-based revolving credit facility	March 2022	1.438%	50.0	5.000%	51.0
Total credit facilities			50.0		51.0

Term Loans
CDW UK term loan(1)	August 2021	1.622%	57.0	2.190%	61.0
Senior secured term loan facility	October 2026	1.930%	1,430.8	3.550%	1,438.3
Total term loans			1,487.8		1,499.3

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	—%	—
Senior notes due 2025	September 2025	5.000%	600.0	5.000%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Total unsecured senior notes			2,375.0		1,775.0

Other long-term obligations			12.7		12.6
Unamortized deferred financing fees			(26.0)		(20.6)
Current maturities of long-term debt			(37.9)		(34.1)
Total long-term debt			$3,861.6		$3,283.2

(1)	British pound-denominated debt facilities.
As of June 30, 2020, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facilities
The Company has a variable rate CDW UK revolving credit facility that is denominated in British pounds. As of June 30, 2020, the Company could have borrowed up to an additional £50 million ($62 million) under the CDW UK revolving credit facility.
The Company also has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

and floorplan financing. As of June 30, 2020, the Revolving Loan had less than $1 million of undrawn letters of credit, $432 million reserved for the floorplan sub-facility and a borrowing base of $2.2 billion, which is based on the amount of eligible inventory and accounts receivable balances as of May 31, 2020. As of June 30, 2020, the Company could have borrowed up to an additional $1.0 billion under the Revolving Loan.
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
The CDW UK term loan agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of June 30, 2020, the amount of restricted payment capacity under the CDW UK term loan was £160 million ($198 million).
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps (see Note 5 (Financial Instruments)). The interest rate disclosed in the table above represents the variable interest rates in effect for June 30, 2020 and December 31, 2019, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of June 30, 2020, the amount of CDW's restricted payment capacity under the Term Loan was $2.0 billion.
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

On April 21, 2020, CDW completed the issuance of $600 million aggregate principal amount of 4.125% Senior Notes due 2025 at par. The 2025 Senior Notes will mature on May 1, 2025 and bear interest of 4.125% per annum, payable semi-annually on May 1 and November 1 of each year, commencing November 1, 2020.
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

The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, are as follows:

	June 30, 2020	December 31, 2019
Fair value	$3,965.2	$3,447.5
Carrying value	3,925.5	3,337.9

7.	Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted into law. The primary impact to the Company’s financial statements as a result of the CARES Act was the deferral of US corporate income tax payments from the second quarter of 2020 to July 2020, as well as the deferral of employer related payroll tax payments from the second, third and fourth quarters of 2020 with 50% to be paid in the fourth quarter of 2021 and the remaining 50% to be paid in the fourth quarter of 2022.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Income tax expense was $56 million and $65 million for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.9% and 24.7% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rates differed from the US statutory rate of 21.0% for both periods primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
Income tax expense was $100 million and $103 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 21.9% for the six months ended June 30, 2020 and differed from the US federal statutory rate of 21.0% with state and local income taxes being largely offset by excess tax benefits on equity-based compensation. The effective tax rate for the six months ended June 30, 2019 was 22.8% and differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada’s acquisition of Scalar Decisions Inc.

8.	Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted-average shares outstanding	142.4	145.7	142.5	146.3
Effect of dilutive securities(1)	1.9	2.6	2.1	2.4
Diluted weighted-average shares outstanding(2)	144.3	148.3	144.6	148.7

(1)
The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

(2)
There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2020 and 2019 as their inclusion would have had an anti-dilutive effect.

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
As of June 30, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Information about the Company's segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended June 30, 2020
Net sales	$1,557.5	$302.1	$2,022.1	$484.0	$—	$4,365.7
Operating income (loss)	123.0	21.0	159.9	16.5	(37.0)	283.4
Depreciation and amortization expense	(22.1)	(5.6)	(69.1)	(7.9)	(20.5)	(125.2)

Three Months Ended June 30, 2019
Net sales	$1,883.9	$377.4	$1,840.1	$528.5	$—	$4,629.9
Operating income (loss)	157.2	26.6	129.4	19.1	(32.0)	300.3
Depreciation and amortization expense	(21.6)	(5.6)	(13.7)	(7.8)	(16.3)	(65.0)

	Corporate	Small Business	Public	Other	Headquarters	Total
Six Months Ended June 30, 2020
Net sales	$3,468.5	$693.6	$3,547.4	$1,045.4	$—	$8,754.9
Operating income (loss)	250.4	48.3	272.3	31.2	(73.0)	529.2
Depreciation and amortization expense	(44.4)	(11.4)	(106.8)	(15.9)	(38.1)	(216.6)

Six Months Ended June 30, 2019
Net sales	$3,620.1	$733.0	$3,170.8	$1,063.9	$—	$8,587.8
Operating income (loss)	291.9	51.0	205.5	44.7	(63.9)	529.2
Depreciation and amortization expense	(43.1)	(11.2)	(26.4)	(15.2)	(33.4)	(129.3)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

Geographic Areas and Revenue Mix

	Three Months Ended June 30, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,542.9	$302.1	$2,022.1	$3.8	$3,870.9
Rest of World	14.6	—	—	480.2	494.8
Total Net sales	1,557.5	302.1	2,022.1	484.0	4,365.7

Major Product and Services
Hardware	1,207.5	247.0	1,719.6	364.9	3,539.0
Software	243.2	43.2	227.4	68.6	582.4
Services	92.8	7.1	66.4	48.3	214.6
Other(2)	14.0	4.8	8.7	2.2	29.7
Total Net sales	1,557.5	302.1	2,022.1	484.0	4,365.7

Sales by Channel
Corporate	1,557.5	—	—	—	1,557.5
Small Business	—	302.1	—	—	302.1
Government	—	—	719.7	—	719.7
Education	—	—	876.8	—	876.8
Healthcare	—	—	425.6	—	425.6
Other	—	—	—	484.0	484.0
Total Net sales	1,557.5	302.1	2,022.1	484.0	4,365.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,387.2	280.7	1,854.2	426.2	3,948.3
Transferred at a point in time where CDW is agent	112.2	18.9	68.3	14.8	214.2
Transferred over time where CDW is principal	58.1	2.5	99.6	43.0	203.2
Total Net sales	$1,557.5	$302.1	$2,022.1	$484.0	$4,365.7

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30, 2019
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,881.7	$377.4	$1,840.1	$8.9	$4,108.1
Rest of World	2.2	—	—	519.6	521.8
Total Net sales	1,883.9	377.4	1,840.1	528.5	4,629.9

Major Product and Services
Hardware	1,497.2	316.0	1,523.5	400.7	3,737.4
Software	269.2	49.1	262.6	69.7	650.6
Services	99.8	7.0	49.2	55.3	211.3
Other(2)	17.7	5.3	4.8	2.8	30.6
Total Net sales	1,883.9	377.4	1,840.1	528.5	4,629.9

Sales by Channel
Corporate	1,883.9	—	—	—	1,883.9
Small Business	—	377.4	—	—	377.4
Government	—	—	578.4	—	578.4
Education	—	—	773.6	—	773.6
Healthcare	—	—	488.1	—	488.1
Other	—	—	—	528.5	528.5
Total Net sales	1,883.9	377.4	1,840.1	528.5	4,629.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,708.2	355.5	1,725.5	465.0	4,254.2
Transferred at a point in time where CDW is agent	118.7	20.0	65.0	13.5	217.2
Transferred over time where CDW is principal	57.0	1.9	49.6	50.0	158.5
Total Net sales	$1,883.9	$377.4	$1,840.1	$528.5	$4,629.9

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$3,450.7	$693.6	$3,547.4	$10.0	$7,701.7
Rest of World	17.8	—	—	1,035.4	1,053.2
Total Net sales	3,468.5	693.6	3,547.4	1,045.4	8,754.9

Major Product and Services
Hardware	2,722.6	571.8	2,930.3	772.4	6,997.1
Software	518.0	96.5	467.1	165.6	1,247.2
Services	192.9	15.3	134.2	102.7	445.1
Other(2)	35.0	10.0	15.8	4.7	65.5
Total Net sales	3,468.5	693.6	3,547.4	1,045.4	8,754.9

Sales by Channel
Corporate	3,468.5	—	—	—	3,468.5
Small Business	—	693.6	—	—	693.6
Government	—	—	1,288.2	—	1,288.2
Education	—	—	1,353.0	—	1,353.0
Healthcare	—	—	906.2	—	906.2
Other	—	—	—	1,045.4	1,045.4
Total Net sales	3,468.5	693.6	3,547.4	1,045.4	8,754.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	3,128.2	647.4	3,258.8	925.2	7,959.6
Transferred at a point in time where CDW is agent	219.8	40.9	120.6	28.0	409.3
Transferred over time where CDW is principal	120.5	5.3	168.0	92.2	386.0
Total Net sales	$3,468.5	$693.6	$3,547.4	$1,045.4	$8,754.9

(1)
Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)	Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2019
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$3,614.6	$733.0	$3,170.8	$17.2	$7,535.6
Rest of World	5.5	—	—	1,046.7	1,052.2
Total Net sales	3,620.1	733.0	3,170.8	1,063.9	8,587.8

Major Product and Services
Hardware	2,882.5	611.2	2,587.6	803.8	6,885.1
Software	515.2	97.2	482.8	146.9	1,242.1
Services	187.8	14.0	91.4	107.3	400.5
Other(2)	34.6	10.6	9.0	5.9	60.1
Total Net sales	3,620.1	733.0	3,170.8	1,063.9	8,587.8

Sales by Channel
Corporate	3,620.1	—	—	—	3,620.1
Small Business	—	733.0	—	—	733.0
Government	—	—	1,066.8	—	1,066.8
Education	—	—	1,174.0	—	1,174.0
Healthcare	—	—	930.0	—	930.0
Other	—	—	—	1,063.9	1,063.9
Total Net sales	3,620.1	733.0	3,170.8	1,063.9	8,587.8

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	3,290.0	690.7	2,968.7	939.9	7,889.3
Transferred at a point in time where CDW is agent	222.7	39.8	111.3	26.5	400.3
Transferred over time where CDW is principal	107.4	2.5	90.8	97.5	298.2
Total Net sales	$3,620.1	$733.0	$3,170.8	$1,063.9	$8,587.8

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

The following table presents Net sales by major category for the three and six months ended June 30, 2020 and 2019. Categories are based upon internal classifications.

	Three Months Ended June 30,
	2020		2019
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,428.2	32.7%	$1,164.6	25.2%
Netcomm Products	471.9	10.8	562.5	12.1
Desktops	253.6	5.8	418.3	9.0
Video	248.0	5.7	348.1	7.5
Enterprise and Data Storage (Including Drives)	199.9	4.6	273.1	5.9
Other Hardware	937.4	21.5	970.8	21.0
Total Hardware	3,539.0	81.1	3,737.4	80.7

Software(1)	582.4	13.3	650.6	14.1
Services(1)	214.6	4.9	211.3	4.6
Other(2)	29.7	0.7	30.6	0.6
Total Net sales	$4,365.7	100.0%	$4,629.9	100.0%

	Six Months Ended June 30,
	2020		2019
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$2,539.3	29.0%	$2,080.6	24.2%
Netcomm Products	928.1	10.6	1,073.7	12.5
Desktops	635.6	7.3	715.5	8.3
Video	561.8	6.4	619.2	7.2
Enterprise and Data Storage (Including Drives)	440.3	5.0	566.2	6.6
Other Hardware	1,892.0	21.6	1,829.9	21.3
Total Hardware	6,997.1	79.9	6,885.1	80.1

Software(1)	1,247.2	14.2	1,242.1	14.5
Services(1)	445.1	5.1	400.5	4.7
Other(2)	65.5	0.8	60.1	0.7
Total Net sales	$8,754.9	100.0%	$8,587.8	100.0%

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

•
The global spread of the novel coronavirus (“COVID-19”) pandemic continues to create significant macroeconomic uncertainty, volatility and disruption. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, severity and further spread of the outbreak, future resurgences and reimplementation of closures, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We have mobilized our resources to help ensure the well-being and safety of our coworkers, business continuity, a strong capital position and adequate liquidity. Our efforts have included:

•
We continue to be focused on the well-being and safety of our coworkers, leveraging standing crisis management protocols and following guidelines from public health authorities and state and local governments. During the first quarter of 2020, we implemented precautions to help keep our coworkers healthy and safe, including activating a cross-functional response team led by senior leadership, moving to remote work for our office coworkers, and implementing safety protocols at our distribution centers, including social distancing measures, segmented shifts, additional personal protective equipment, enhanced facility cleanings, and temperature screening for anyone entering the facilities. All distribution and configuration centers continue to be operational.

•
Remote enablement, operations continuity, and security are customer focus areas to manage remote environments at scale and to prepare to be remote longer. Customers also focused on initiatives to reduce costs, optimize resources, and leverage technology for better customer and employee experiences through digital transformation. We are orchestrating solutions by leveraging client devices, accessories, collaboration tools, security, software and cloud offerings to help customers build these capabilities and achieve their objectives.

•	We have adjusted our marketing and events from in-person to virtual to allow our customers to continue to interact and learn from our technical experts.

•
We increased our provision for credit losses during the six months ended June 30, 2020 as a result of the expected economic impact of COVID-19. We continue to monitor cash collections and credit limits of our customers to manage the risk of uncollectible receivables.

•
We continue to closely monitor our cost structure relative to the overall demand environment and have taken measures to enhance liquidity, including completing a $600 million debt issuance in April 2020, suspending share repurchases, and implementing cost savings initiatives.

•
Changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government, healthcare and education customers. With the current COVID-19 pandemic, current and future budget priorities and funding levels for these customers have been and may continue to be adversely affected.

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
Second Quarter Overview

The results of certain business metrics are as follows:

	Three Months Ended June 30,
(dollars in millions)	2020	2019
Net sales	$4,365.7	$4,629.9
Gross profit	747.2	773.8
Operating income	283.4	300.3
Net income	189.1	196.6
Non-GAAP operating income	338.2	358.4
Non-GAAP net income	225.3	237.7
Average daily sales(1)	68.2	72.3
Net debt(2)	2,941.1	3,084.4
Cash conversion cycle (in days)(3)	25	16

(1)	There were 64 selling days for both the three months ended June 30, 2020 and 2019.

(2)	Defined as Total debt minus Cash and cash equivalents.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended June 30,
	2020		2019
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,365.7	100.0%	$4,629.9	100.0%
Cost of sales	3,618.5	82.9	3,856.1	83.3
Gross profit	747.2	17.1	773.8	16.7
Selling and administrative expenses	463.8	10.6	473.5	10.2
Operating income	283.4	6.5	300.3	6.5
Interest expense, net	(39.7)	(0.9)	(40.5)	(0.9)
Other income, net	1.7	—	1.4	—
Income before income taxes	245.4	5.6	261.2	5.6
Income tax expense	(56.3)	(1.3)	(64.6)	(1.4)
Net income	$189.1	4.3%	$196.6	4.2%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended June 30,
	2020		2019
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Corporate	$1,557.5	35.7%	$1,883.9	40.7%	$(326.4)	(17.3)%

Small Business	302.1	6.9	377.4	8.2	(75.3)	(19.9)

Public:
Government	719.7	16.5	578.4	12.5	141.3	24.4
Education	876.8	20.1	773.6	16.7	103.2	13.3
Healthcare	425.6	9.7	488.1	10.5	(62.5)	(12.8)
Total Public	2,022.1	46.3	1,840.1	39.7	182.0	9.9

Other	484.0	11.1	528.5	11.4	(44.5)	(8.4)

Total Net sales	$4,365.7	100.0%	$4,629.9	100.0%	$(264.2)	(5.7)%

(1)	There were 64 selling days for both the three months ended June 30, 2020 and 2019.
Total Net sales for the three months ended June 30, 2020 decreased $264 million, or 5.7%, to $4,366 million, compared to the three months ended June 30, 2019. Excluding the impact of foreign currency fluctuations, constant currency Net sales decreased 5.3%. For additional information, see "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
For the three months ended June 30, 2020, Net sales decreased across all major hardware categories, except for notebooks/mobile devices, compared to the three months ended June 30, 2019, due to the impact of the COVID-19 pandemic on customer demand. For additional information, see Note 10 (Segment Information) to the accompanying Consolidated Financial Statements.

Corporate segment Net sales for the three months ended June 30, 2020 decreased $326 million, or 17.3%, compared to the three months ended June 30, 2019 driven by decreases across all major hardware categories and software due to the impact of the COVID-19 pandemic on customer demand.
Small Business segment Net sales for the three months ended June 30, 2020 decreased $75 million, or 19.9%, compared to the three months ended June 30, 2019 driven by decreases across all major hardware categories and software due to the impact of the COVID-19 pandemic on customer demand.
Public segment Net sales for the three months ended June 30, 2020 increased $182 million, or 9.9%, compared to the three months ended June 30, 2019. Net sales to Government customers increased 24.4% primarily driven by notebooks/mobile devices. Other hardware, including accessories and smartphones, and services also contributed to the increase as we continued to deliver on the Census project. Net sales to Education customers increased 13.3% primarily driven by notebooks/mobile devices, partially offset by video, as schools become more enabled for remote learning. Net sales to Healthcare customers decreased 12.8% primarily driven by desktops as hospitals delayed refresh projects.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended June 30, 2020 decreased $45 million, or 8.4% compared to the three months ended June 30, 2019. Net sales for Canadian operations decreased across most major hardware categories. Net sales for UK operations increased primarily driven by notebooks/mobile devices. The impact of foreign currency exchange further decreased Other Net sales by approximately 320 basis points due to the unfavorable impact resulting from the British pound and Canadian dollar to US dollar translations.
Gross profit
Gross profit decreased $27 million, or 3.4%, to $747 million for the three months ended June 30, 2020, compared to $774 million for the three months ended June 30, 2019. As a percentage of Net sales, Gross profit margin increased 40 basis points to 17.1% for the three months ended June 30, 2020. Gross profit margin was positively impacted by product margin and by the mix of netted down revenues that are booked net of cost of goods sold, primarily software as a service.
Selling and administrative expenses
Selling and administrative expenses decreased $10 million, or 2.1%, to $464 million for the three months ended June 30, 2020, compared to $474 million for the three months ended June 30, 2019. The decrease was primarily driven by lower sales payroll consistent with lower Gross profit, reduced performance-based compensation, and cost saving measures, including decreased travel and entertainment, and ongoing productivity and efficiency efforts. These reductions were partially offset by COVID-19 related costs. Total coworker count was 10,048, up 265 from 9,783 at June 30, 2019.
As a percentage of total Net sales, Selling and administrative expenses increased 40 basis points to 10.6% during the three months ended June 30, 2020, compared to 10.2% in the three months ended June 30, 2019 due to COVID-19 costs and higher payroll expense, primarily driven by higher coworker count, partially offset by lower performance-based compensation.

Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended June 30,
	2020		2019
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$123.0	7.9%	$157.2	8.3%	(21.8)%
Small Business	21.0	7.0	26.6	7.0	(21.1)
Public	159.9	7.9	129.4	7.0	23.6
Other(2)	16.5	3.4	19.1	3.6	(13.6)
Headquarters(3)	(37.0)	nm*	(32.0)	nm*	(15.6)
Total Operating income	$283.4	6.5%	$300.3	6.5%	(5.6)%
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
Operating income was $283 million for the three months ended June 30, 2020, a decrease of $17 million, or 5.6%, compared to $300 million for the three months ended June 30, 2019. Operating income decreased primarily due to lower Gross profit dollars and COVID-19 related costs, partially offset by lower performance-based compensation. Total operating margin percentage remained flat at 6.5% for the three months ended June 30, 2020 and 2019 primarily due to higher product margin and lower performance-based compensation as a percentage of Net sales, offset by higher payroll expenses as a percentage of Net sales and COVID-19 related costs.
Corporate segment Operating income was $123 million for the three months ended June 30, 2020, a decrease of $34 million, or 21.8%, compared to $157 million for the three months ended June 30, 2019. Corporate segment Operating income decreased primarily due to lower Gross profit dollars, partially offset by lower sales payroll expenses. Corporate segment operating margin percentage decreased 40 basis points to 7.9% for the three months ended June 30, 2020, compared to 8.3% for the three months ended June 30, 2019 primarily due to higher payroll expenses as a percentage of Net sales and COVID-19 related costs, partially offset by higher product margin and lower provision for credit losses.
Small Business segment Operating income was $21 million for the three months ended June 30, 2020, a decrease of $6 million, or 21.1%, compared to $27 million for the three months ended June 30, 2019. Small Business segment Operating income decreased primarily due to lower Gross profit dollars, partially offset by lower sales payroll expenses. Small Business segment operating margin percentage remained flat at 7.0% for the three months ended June 30, 2020 and 2019 primarily due to higher product margin offset by higher payroll expenses as a percentage of Net sales and COVID-19 related costs.
Public segment Operating income was $160 million for the three months ended June 30, 2020, an increase of $31 million, or 23.6%, compared to $129 million for the three months ended June 30, 2019. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher sales payroll. Public segment operating margin percentage increased 90 basis points to 7.9% for the three months ended June 30, 2020, compared to 7.0% for the three months ended June 30, 2019 primarily due to a mix into more profitable product and service offerings and benefits from cost saving measures, such as decreased travel and entertainment, and ongoing productivity and efficiency efforts.
Other Operating income was $17 million for the three months ended June 30, 2020, a decrease of $2 million, or 13.6%, compared to $19 million for the three months ended June 30, 2019. Other Operating income decreased primarily due to lower Gross profit dollars. Other operating margin percentage decreased 20 basis points to 3.4% for the three months ended June 30, 2020, compared to 3.6% for the three months ended June 30, 2019 primarily due to higher sales payroll expenses as a percentage of Net sales due higher coworker count and higher occupancy as a percentage of Net sales, partially offset by higher product margin.

Income tax expense
Income tax expense was $56 million and $65 million for the three months ended June 30, 2020 and 2019, respectively. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.9% and 24.7% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rates differed from the US statutory rate of 21.0% for both periods primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.

The lower effective tax rate for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily attributable to higher excess tax benefits on equity-based compensation in 2020.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, and Net sales growth on a constant currency basis for the three months ended June 30, 2020 and 2019 below.
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
Non-GAAP operating income
Non-GAAP operating income was $338 million for the three months ended June 30, 2020, a decrease of $20 million, or 5.6%, compared to $358 million for the three months ended June 30, 2019. As a percentage of Net sales, Non-GAAP operating income was 7.7% for both the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
(dollars in millions)	2020	2019
Operating income	$283.4	$300.3
Amortization of intangibles(1)	44.4	44.7
Equity-based compensation	5.6	12.2
Other adjustments(2)	4.8	1.2
Non-GAAP operating income	$338.2	$358.4
Non-GAAP operating income margin	7.7%	7.7%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.

Non-GAAP net income
Non-GAAP net income was $225 million for the three months ended June 30, 2020, a decrease of $13.0 million, or 5.2%, compared to $238 million for the three months ended June 30, 2019.

	Three Months Ended June 30,
	2020			2019
(in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$245.4	$(56.3)	$189.1	$261.2	$(64.6)	$196.6
Amortization of intangibles(2)	44.4	(11.1)	33.3	44.7	(11.2)	33.5
Equity-based compensation	5.6	(6.3)	(0.7)	12.2	(5.5)	6.7
Other adjustments(3)	4.8	(1.2)	3.6	1.2	(0.3)	0.9
Non-GAAP	$300.2	$(74.9)	$225.3	$319.3	$(81.6)	$237.7

(1)	Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.

(2)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(3)	Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.
Net sales growth on a constant currency basis
Net sales decreased $264 million, or 5.7%, to $4,366 million for the three months ended June 30, 2020, compared to $4,630 million for the three months ended June 30, 2019. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, decreased $246 million, or 5.3%.

	Three Months Ended June 30,
(dollars in millions)	2020	2019	% Change
Net sales, as reported	$4,365.7	$4,629.9	(5.7)%
Foreign currency translation(2)	—	(17.8)
Net sales, on a constant currency basis	$4,365.7	$4,612.1	(5.3)%

(1)	There were 64 selling days for both the three months ended June 30, 2020 and 2019.

(2)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.

Six Months Overview

The results of certain business metrics are as follows:

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Net sales	$8,754.9	$8,587.8
Gross profit	1,503.7	1,445.9
Operating income	529.2	529.2
Net income	357.0	349.5
Non-GAAP operating income	642.1	645.7
Non-GAAP net income	425.3	423.1
Average daily sales(1)	68.4	67.6
Net debt(2)	2,941.1	3,084.4
Cash conversion cycle (in days)(3)	25	16

(1)	There were 128 and 127 selling days for the six months ended June 30, 2020 and 2019, respectively.

(2)	Defined as Total debt minus Cash and cash equivalents.

(3)
Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Six Months Ended June 30,
	2020		2019
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$8,754.9	100.0%	$8,587.8	100.0%
Cost of sales	7,251.2	82.8	7,141.9	83.2
Gross profit	1,503.7	17.2	1,445.9	16.8
Selling and administrative expenses	974.5	11.2	916.7	10.6
Operating income	529.2	6.0	529.2	6.2
Interest expense, net	(77.6)	(0.9)	(78.8)	(0.9)
Other income, net	5.6	0.1	2.4	—
Income before income taxes	457.2	5.2	452.8	5.3
Income tax expense	(100.2)	(1.1)	(103.3)	(1.2)
Net income	$357.0	4.1%	$349.5	4.1%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Six Months Ended June 30,
	2020		2019
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$3,468.5	39.6%	$3,620.1	42.2%	$(151.6)	(4.2)%	(4.9)%

Small Business	693.6	7.9	733.0	8.5	(39.4)	(5.4)	(6.1)

Public:
Government	1,288.2	14.7	1,066.8	12.4	221.4	20.8	19.8
Education	1,353.0	15.5	1,174.0	13.7	179.0	15.2	14.3
Healthcare	906.2	10.4	930.0	10.8	(23.8)	(2.6)	(3.3)
Total Public	3,547.4	40.6	3,170.8	36.9	376.6	11.9	11.0

Other	1,045.4	11.9	1,063.9	12.4	(18.5)	(1.7)	(2.5)

Total Net sales	$8,754.9	100.0%	$8,587.8	100.0%	$167.1	1.9%	1.1%

(1)	There were 128 and 127 selling days for the six months ended June 30, 2020 and 2019, respectively.
Total Net sales for the six months ended June 30, 2020 increased $167 million, or 1.9%, to $8,755 million, compared to the six months ended June 30, 2019. There was one more selling day in the six months ended June 30, 2020 compared to the same period of 2019, and Net sales on an average daily sales basis increased 1.1%. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth on an average daily sales basis was 1.5%. For additional information, see "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
For the six months ended June 30, 2020, Net sales growth was primarily due to notebooks/mobile devices from robust customer demand for remote enablement in response to the COVID-19 pandemic. The Census project further contributed to growth in other hardware, including accessories and smartphones, and services. These increases were partially offset by decreases in netcomm products, enterprise storage and desktops due to the impact of the COVID-19 pandemic on customer demand. For additional information, see Note 10 (Segment Information) to the accompanying Consolidated Financial Statements.
Corporate segment Net sales for the six months ended June 30, 2020 decreased $152 million, or 4.2%, compared to the six months ended June 30, 2019. On an average daily sales basis, Corporate segment Net sales decreased 4.9%. The decrease was primarily driven by netcomm products and enterprise storage.
Small Business segment Net sales for the six months ended June 30, 2020 decreased $39 million, or 5.4%, compared to the six months ended June 30, 2019. On an average daily sales basis, Small Business segment Net sales decreased 6.1%. The decrease was driven by declines across all major hardware categories.
Public segment Net sales for the six months ended June 30, 2020 increased $377 million, or 11.9%, compared to the six months ended June 30, 2019. On an average daily sales basis, Public segment Net sales increased 11.0%. Net sales to Government customers increased 19.8% on an average daily sales basis primarily driven by notebooks/mobile devices and the continued delivery on the Census project within other hardware, including accessories and smartphones, and services. Net sales to Education customers increased 14.3% on an average daily sales basis, primarily driven by notebooks/mobile devices, partially offset by video, as schools become more enabled for remote learning. Net sales to Healthcare customers decreased 3.3% on an average daily sales basis, primarily driven by desktops and enterprise storage as hospitals delayed refresh projects, partially offset by notebooks/mobile devices.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the six months ended June 30, 2020 decreased $19 million, or 1.7%, compared to the six months ended June 30, 2019. On an average daily sales basis, Other decreased 2.5%. The UK operations grew in local currency while the Canadian operations declined in local currency. Net sales for Canadian operations decreased across most major hardware categories. Net sales for UK operations increased primarily driven by notebooks/mobile devices and software, partially offset by enterprise storage. The impact of foreign currency exchange further decreased

Other Net sales by approximately 250 basis points, primarily due to the unfavorable translation of the British pound and Canadian dollar to the US dollar.
Gross profit
Gross profit increased $58 million, or 4.0%, to $1,504 million for the six months ended June 30, 2020, compared to $1,446 million for the six months ended June 30, 2019. As a percentage of Net sales, Gross profit margin increased 40 basis points to 17.2% for the six months ended June 30, 2020. Gross profit margin was positively impacted by product margin.
Selling and administrative expenses
Selling and administrative expenses increased $58 million, or 6.3%, to $975 million for the six months ended June 30, 2020, compared to $917 million for the six months ended June 30, 2019. The increase was primarily due to a higher provision for credit losses driven by a $27 million increase in reserves, which predominately reflects the expected economic impact of the COVID-19 pandemic, higher payroll expenses consistent with higher coworker count and higher Gross profit, and COVID-19 related costs.
As a percentage of Net sales, Selling and administrative expenses increased 60 basis points to 11.2% during the six months ended June 30, 2020, compared to 10.6% for the six months ended June 30, 2019, due to a higher provision for credit losses and higher payroll expenses.
Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Six Months Ended June 30,
	2020		2019
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$250.4	7.2%	$291.9	8.1%	(14.2)%
Small Business	48.3	7.0	51.0	7.0	(5.3)
Public	272.3	7.7	205.5	6.5	32.5
Other(2)	31.2	3.0	44.7	4.2	(30.2)
Headquarters(3)	(73.0)	nm*	(63.9)	nm*	(14.2)
Total Operating income	$529.2	6.0%	$529.2	6.2%	—%
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
Operating income remained flat at $529 million for the six months ended June 30, 2020 and 2019 primarily due to higher Gross profit dollars, offset by higher payroll expenses and a higher provision for credit losses. Total operating margin percentage decreased 20 basis points to 6.0% for the six months ended June 30, 2020, from 6.2% for the six months ended June 30, 2019 primarily due to a higher provision for credit losses, higher payroll expenses as percentage of Net sales and COVID-19 related costs, partially offset by higher product margin.
Corporate segment Operating income was $250 million for the six months ended June 30, 2020, a decrease of $42 million, or 14.2%, compared to $292 million for the six months ended June 30, 2019. Corporate segment Operating income decreased primarily due to lower Gross profit dollars and a higher provision for credit losses. Corporate segment operating margin percentage decreased 90 basis points to 7.2% for the six months ended June 30, 2020, from 8.1% for the six months ended June 30, 2019 primarily due to a higher provision for credit losses, higher payroll expenses as a percentage of Net sales and COVID-19 related costs.
Small Business segment Operating income was $48 million for the six months ended June 30, 2020, a decrease of $3 million, or 5.3%, compared to $51 million for the six months ended June 30, 2019. Small Business segment Operating income decreased primarily due to a higher provision for credit losses. Small Business segment operating margin percentage remained flat at 7.0% for the six months ended June 30, 2020 and 2019 primarily due to higher product margin, offset by a higher provision for credit losses, higher payroll expenses as a percentage of Net sales and COVID-19 related costs.
Public segment Operating income was $272 million for the six months ended June 30, 2020, an increase of $66 million, or 32.5%, compared to $206 million for the six months ended June 30, 2019. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher sales payroll expenses and a higher provision for credit losses. Public segment operating margin percentage increased 120 basis points to 7.7% for the six months ended June 30, 2020, from 6.5% for the six months ended June 30, 2019 primarily due to a mix into more profitable product and service offerings, and lower payroll expenses as a percentage of Net sales.
Other Operating income was $31 million for the six months ended June 30, 2020, a decrease of $14 million, or 30.2%, compared to $45 million for the six months ended June 30, 2019. Other Operating income decreased primarily due to a mix out of more profitable service offerings, higher payroll expenses and a higher provision for credit losses. Other operating margin percentage decreased 120 basis points to 3.0% for the six months ended June 30, 2020, from 4.2% for the six months ended June 30, 2019 primarily due to higher payroll expenses as a percentage of Net sales and a higher provision for credit losses.
Income tax expense
Income tax expense was $100 million and $103 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 21.9% for the six months ended June 30, 2020 and differed from the US federal statutory rate of 21.0% with state and local income taxes being largely offset by excess tax benefits on equity-based compensation. The effective income tax rate for the six months ended June 30, 2019 was 22.8% and differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes partially offset by excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada’s acquisition of Scalar in 2019.

The decrease in the effective tax rate for the six months ended June 30, 2020 as compared to the same period of the prior year was primarily driven by the impact of higher excess tax benefits on equity-based compensation in 2020, partially offset by a discrete tax benefit related to CDW Canada's acquisition of Scalar in 2019.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, and Net sales growth on a constant currency basis for the six months ended June 30, 2020 and 2019 below.
Non-GAAP operating income
Non-GAAP operating income was $642 million for the six months ended June 30, 2020, a decrease of $4 million, or 0.5%, compared to $646 million for the six months ended June 30, 2019. As a percentage of Net sales, Non-GAAP operating income was 7.3% and 7.5% for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Operating income	$529.2	$529.2
Amortization of intangibles(1)	89.0	89.1
Equity-based compensation	14.4	24.9
Other adjustments(2)	9.5	2.5
Non-GAAP operating income	$642.1	$645.7
Non-GAAP operating income margin	7.3%	7.5%

(1)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(2)	Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.

Non-GAAP net income
Non-GAAP net income was $425 million for the six months ended June 30, 2020, an increase of $2 million, or 0.5%, compared to $423 million for the six months ended June 30, 2019.

	Six Months Ended June 30,
	2020			2019
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP (as reported)	$457.2	$(100.2)	$357.0	$452.8	$(103.3)	$349.5
Amortization of intangibles(2)	89.0	(22.2)	66.8	89.1	(22.5)	66.6
Equity-based compensation	14.4	(20.0)	(5.6)	24.9	(16.8)	8.1
Other adjustments(3)	9.5	(2.4)	7.1	2.5	(3.6)	(1.1)
Non-GAAP	$570.1	$(144.8)	$425.3	$569.3	$(146.2)	$423.1

(1)	Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.

(2)	Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

(3)	Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.
Net sales growth on a constant currency basis
Net sales increased $167 million, or 1.9%, to $8,755 million for the six months ended June 30, 2020, compared to $8,588 million for the six months ended June 30, 2019. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $194 million, or 2.3%.

	Six Months Ended June 30,
(dollars in millions)	2020	2019	% Change	Average Daily % Change(1)
Net sales, as reported	$8,754.9	$8,587.8	1.9%	1.1%
Foreign currency translation(2)	—	(26.8)
Net sales, on a constant currency basis	$8,754.9	$8,561.0	2.3%	1.5%

(1)	There were 128 and 127 selling days for the six months ended June 30, 2020 and 2019, respectively.

(2)	Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview

We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving credit facility. As of June 30, 2020, we had $1.0 billion of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($62 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. During 2020, we bolstered our liquidity position by completing a $600 million debt offering with the proceeds to be used for general corporate purposes. We also took additional measures to enhance our liquidity by suspending share repurchases and implementing various other cost savings initiatives. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management, including accounts receivable.
Long-Term Debt and Financing Arrangements

On April 21, 2020, we completed the issuance of $600 million aggregate principal amount of 4.125% Senior Notes due 2025 at par.
As of June 30, 2020, we had total indebtedness of $3.9 billion, of which $1.5 billion was secured indebtedness. At June 30, 2020, we were in compliance with the covenants under our various credit agreements and indentures.
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

Share Repurchase Program

During 2020, we repurchased 1.1 million shares of our common stock for $141 million under the previously announced share repurchase program. In March 2020, we elected to suspend share repurchases as a precautionary measure in light of the COVID-19 pandemic. We have not made any further share repurchases since this announcement. For additional information on our share repurchase program, see "Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds."

Dividends

A summary of 2020 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.380	February 6, 2020	February 25, 2020	March 10, 2020
$0.380	May 6, 2020	May 25, 2020	June 10, 2020

On August 5, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.380 per common share. The dividend will be paid on September 10, 2020 to all stockholders of record as of the close of business on August 25, 2020.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$515.8	$414.5
Investing activities	(100.0)	(118.9)
Net change in accounts payable-inventory financing	52.3	36.3
Other financing activities	342.0	(341.5)
Financing activities	394.3	(305.2)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	(1.7)
Net increase (decrease) in cash and cash equivalents	$804.4	$(11.3)
Operating Activities
Cash flows from operating activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2020	2019	Change
Net income	$357.0	$349.5	$7.5
Adjustments for the impact of non-cash items(1)	272.2	138.1	134.1
Net income adjusted for the impact of non-cash items(2)	629.2	487.6	141.6
Changes in assets and liabilities:
Accounts receivable(3)	(80.4)	(230.1)	149.7
Merchandise inventory(4)	(89.3)	(197.3)	108.0
Accounts payable-trade(5)	(2.1)	414.9	(417.0)
Other(6)	58.4	(60.6)	119.0
Net cash provided by operating activities	$515.8	$414.5	$101.3

(1)	Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.

(2)	The change is due to stronger operating results driven by Gross profit growth.

(3)	The change is primarily due to lower sales volume in the second quarter compared to 2019.

(4)	The change is primarily due to lower growth in inventory balances during the first half of 2020 compared to 2019.

(5)	The change is primarily due to lower sales volume in the second quarter compared to 2019.

(6)	The change is driven by improved collection performance and lower balance of our receivables from vendors.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2020	2019
Days of sales outstanding (DSO)(1)	59	52
Days of supply in inventory (DIO)(2)	18	14
Days of purchases outstanding (DPO)(3)	(52)	(50)
Cash conversion cycle	25	16

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

The cash conversion cycle increased to 25 days at June 30, 2020, compared to 16 days at June 30, 2019. DSO, DIO and DPO increased 7 days, 4 days and 2 days, respectively, compared to June 30, 2019. The increase in DSO was primarily driven by higher receivable balances due to the current economic environment and greater impact of third-party services, such as software as a service and warranties. These third-party services also drove DPO higher. The increase in DIO was driven by higher inventory levels during the second quarter compared to 2019.
Investing Activities
Net cash used in investing activities decreased $19 million in the six months ended June 30, 2020 compared to June 30, 2019. This decrease was primarily due to the acquisition of Scalar in 2019, partially offset by increased Capital expenditures of $56 million primarily due to purchases of devices for the Census project.
Financing Activities
Net cash provided by financing activities increased $700 million in the six months ended June 30, 2020 compared to June 30, 2019. The increase was primarily driven by the $600 million debt offering completed in April and lower share repurchases, partially offset by decreased borrowings under our revolving credit facilities. For additional information regarding the inventory financing agreements and debt activities, see Note 3 (Inventory Financing Agreements) and Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
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
Issuers and Guarantors of Debt Securities
On March 2, 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Although the disclosures required by the amendments do not become mandatory until January 4, 2021, voluntary early compliance is permitted. We have elected to voluntarily comply beginning with the quarterly period ended March 31, 2020.
Each series of our outstanding unsecured senior notes (the "Notes") are issued by CDW LLC and CDW Finance Corporation (the "Issuers") and are guaranteed by CDW Corporation ("Parent") and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries (the "Guarantor Subsidiaries" and, together with Parent, the "Guarantors"). All guarantees by Parent and the Guarantors are joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Notes.
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:

•	structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries and;

•	rank equal in right of payment with all of the Issuers' and the Guarantors’ existing and future unsecured senior debt.
The following tables set forth Balance Sheet information as of June 30, 2020 and December 31, 2019, and Statement of Operations information for the six months ended June 30, 2020 and for the year ended December 31, 2019. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the "Obligor Group"). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	June 30, 2020	December 31, 2019
Current assets	$4,588.3	$3,601.6
Goodwill	2,205.6	2,206.1
Other assets	766.2	903.1
Total Non-current assets	2,971.8	3,109.2
Current liabilities	3,087.5	2,975.3
Long-term debt	3,815.5	3,229.5
Other liabilities	185.5	188.3
Total Long-term liabilities	4,001.0	3,417.8
Statement of Operations Information

(dollars in millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Net sales	$7,709.5	$15,874.1
Gross profit	1,331.1	2,666.8
Operating income	497.9	1,032.1
Net income	329.2	656.7
Commitments and Contingencies
The information set forth in Note 9 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies and Estimates
We estimate an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions, as well as changes in forecasted macroeconomic conditions, such as changes in unemployment rate or gross domestic product growth. We have typically experienced a higher loss experience with our customers in the pools associated with our Corporate, Small Business and Other segments, as compared to the pools associated with our Public segment. During the six months ended June 30, 2020, we recognized an allowance to reflect the forecasted credit deterioration due to the COVID-19 pandemic, which considered the customer makeup of our pools, the impacts experienced to date and the impacts from the last significant economic downturn in 2008-2009. Due to the higher inherent risk in the pools associated with our Corporate, Small Business and Other segments, the majority of the additional allowance relates to these segments. As the overall impact and duration of the COVID-19 pandemic remains uncertain, our estimates and assumptions may evolve as conditions change.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, there have been no material changes in this information.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our coworkers are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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
The global spread of COVID-19 continues to create significant macroeconomic uncertainty, volatility and disruption. Many governments and health authorities have implemented recommendations or mandates intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, or social distancing measures, resulting in modified operations of various businesses including ours, and these measures may remain in place for a significant period of time. While some of these restrictions have been lifted or eased in certain jurisdictions, the resurgence of COVID-19 in other jurisdictions has slowed, and in some cases reversed the reopening process. We could experience disruptions, including as a result of resurgences of COVID-19, that prevent us from meeting the demands of our customers, such as product constraints from our vendor partners and wholesale distributors and other disruptions to our supply chain, disruptions in or restrictions on the ability of our coworkers to work effectively, temporary closures of our distribution facilities and disruptions of commercial delivery services. The impact of COVID-19 and measures implemented to slow the spread have and could continue to cause delay in, or limit the ability of, our customers to make timely payments to us and could increase our costs. In addition, the pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, including the US, the UK and Canada. During the COVID-19 pandemic and even after it has subsided, we may experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn or volatility, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices.
Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact our business, results of operations, cash flows, financial condition and liquidity. Net sales during the second quarter of 2020 decreased as compared to the second quarter of 2019 across all major hardware categories due to the impact of the COVID-19 pandemic on customer demand, in particular with respect to our Corporate and Small Business customers as their purchases tend to reflect confidence in their business prospects, which are driven by their discrete perceptions of business and economic conditions. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, the severity and further spread of the outbreak, future resurgences and reimplementation of closures, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows, financial condition and liquidity, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, such as those relating to spending on technology products and services by our public sector customers, our level of indebtedness, our need to generate sufficient cash to service our indebtedness, restrictive covenants contained in the agreements that govern our indebtedness limiting our ability to incur additional debt, pay dividends or repurchase capital stock, fluctuations in our operating results and volatility of our common stock price.

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
In March 2020, the Company elected to suspend share repurchases as a precautionary measure in light of the COVID-19 pandemic. During the three months ended June 30, 2020, there were no share repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1**	CDW Corporation Senior Management Incentive Plan, as Amended and Restated effective January 1, 2020.

22.1*	List of Issuer and Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________

*	Filed herewith

**	These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	August 5, 2020	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)