Form 10-Q
period 2020-09-30
CDW Corp
filed 2020-11-02
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 29, 2020, there were 142,988,211 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)
	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,249.5	$154.0
Accounts receivable, net of allowance for credit losses of $32.7 and $7.9, respectively	3,267.7	3,002.2
Merchandise inventory	648.1	611.2
Miscellaneous receivables	404.1	395.1
Prepaid expenses and other	190.2	171.6
Total current assets	5,759.6	4,334.1
Operating lease right-of-use assets	133.5	131.8
Property and equipment, net	268.0	363.1
Goodwill	2,573.4	2,553.0
Other intangible assets, net	461.8	594.1
Other assets	27.4	23.3
Total Assets	$9,223.7	$7,999.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,922.0	$1,835.0
Accounts payable-inventory financing	661.2	429.9
Current maturities of long-term debt	72.3	34.1
Contract liabilities	246.8	252.2
Accrued expenses and other current liabilities:
Compensation	216.4	212.3
Advertising	157.7	147.9
Sales and income taxes	68.8	88.6
Other	491.4	491.4
Total current liabilities	3,836.6	3,491.4
Long-term liabilities:
Debt	3,858.6	3,283.2
Deferred income taxes	63.1	62.4
Operating lease liabilities	151.5	131.1
Other liabilities	75.4	71.0
Total long-term liabilities	4,148.6	3,547.7
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.00 shares authorized; 142.8 and 143.0 shares outstanding, respectively	1.4	1.4
Paid-in capital	3,161.8	3,095.3
Accumulated deficit	(1,794.0)	(2,018.6)
Accumulated other comprehensive loss	(130.7)	(117.8)
Total stockholders' equity	1,238.5	960.3
Total Liabilities and Stockholders' Equity	$9,223.7	$7,999.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per-share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$4,756.4	$4,907.7	$13,511.3	$13,495.5
Cost of sales	3,930.9	4,091.2	11,182.1	11,233.1
Gross profit	825.5	816.5	2,329.2	2,262.4
Selling and administrative expenses	507.7	495.9	1,482.2	1,412.6
Operating income	317.8	320.6	847.0	849.8
Interest expense, net	(40.2)	(42.3)	(117.8)	(121.1)
Other expense, net	(27.5)	(17.4)	(21.9)	(15.0)
Income before income taxes	250.1	260.9	707.3	713.7
Income tax expense	(56.9)	(59.2)	(157.1)	(162.5)
Net income	$193.2	$201.7	$550.2	$551.2

Net income per common share:
Basic	$1.36	$1.39	$3.86	$3.78
Diluted	$1.33	$1.37	$3.80	$3.72

Weighted-average common shares outstanding:
Basic	142.7	144.5	142.6	145.7
Diluted	144.8	147.2	144.7	148.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$193.2	$201.7	$550.2	$551.2
Other comprehensive income (loss):
Unrealized loss from hedge accounting, net of tax	(0.4)	(0.4)	(0.6)	(12.8)
Reclassification of hedge accounting loss to net income, net of tax	1.6	0.3	4.1	2.0
Foreign currency translation, net of tax	19.7	(14.6)	(16.4)	(12.7)
Other comprehensive income (loss)	20.9	(14.7)	(12.9)	(23.5)
Comprehensive income	$214.1	$187.0	$537.3	$527.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)
	Three Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of June 30, 2020	142.6	$1.4	$3,138.3	$(1,932.5)	$(151.6)	$1,055.6
Net income	—	—	—	193.2	—	193.2
Equity-based compensation expense	—	—	11.6	—	—	11.6
Stock option exercises	0.2	—	7.1	—	—	7.1
Coworker Stock Purchase Plan	—	—	4.5	—	—	4.5
Dividends paid ($0.380 per share)	—	—	0.3	(54.5)	—	(54.2)
Incentive compensation plan stock withheld for taxes	—	—	—	(0.2)	—	(0.2)
Foreign currency translation	—	—	—	—	19.7	19.7
Unrealized loss from hedge accounting	—	—	—	—	(0.4)	(0.4)
Reclassification of hedge accounting loss to net income	—	—	—	—	1.6	1.6
Balance as of September 30, 2020	142.8	$1.4	$3,161.8	$(1,794.0)	$(130.7)	$1,238.5

	Three Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of June 30, 2019	145.0	$1.5	$3,047.6	$(1,973.6)	$(139.4)	$936.1
Net income	—	—	—	201.7	—	201.7
Equity-based compensation expense	—	—	12.9	—	—	12.9
Stock option exercises	0.3	—	8.6	—	—	8.6
Coworker Stock Purchase Plan	—	—	3.9	—	—	3.9
Repurchases of common stock	(1.4)	(0.1)	—	(161.0)	—	(161.1)
Dividends paid ($0.295 per share)	—	—	0.2	(42.8)	—	(42.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(9.7)	—	(9.7)
Foreign currency translation	—	—	—	—	(14.6)	(14.6)
Unrealized loss from hedge accounting	—	—	—	—	(0.4)	(0.4)
Reclassification of hedge accounting loss to net income	—	—	—	—	0.3	0.3
Balance as of September 30, 2019	143.9	$1.4	$3,073.2	$(1,985.4)	$(154.1)	$935.1

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)
	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2019	143.0	$1.4	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	550.2	—	550.2
Equity-based compensation expense	—	—	26.0	—	—	26.0
Stock option exercises	0.9	—	26.9	—	—	26.9
Coworker Stock Purchase Plan	—	—	12.8	—	—	12.8
Repurchases of common stock	(1.1)	—	—	(140.8)	—	(140.8)
Dividends paid ($1.140 per share)	—	—	0.8	(163.2)	—	(162.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(22.1)	—	(22.1)
Foreign currency translation	—	—	—	—	(16.4)	(16.4)
Unrealized loss from hedge accounting	—	—	—	—	(0.6)	(0.6)
Reclassification of hedge accounting loss to net income	—	—	—	—	4.1	4.1
Impact of adoption of Topic 326	—	—	—	0.5	—	0.5
Balance as of September 30, 2020	142.8	$1.4	$3,161.8	$(1,794.0)	$(130.7)	$1,238.5

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2018	147.7	$1.5	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	551.2	—	551.2
Equity-based compensation expense	—	—	36.9	—	—	36.9
Stock option exercises	1.0	—	27.6	—	—	27.6
Coworker Stock Purchase Plan	—	—	11.2	—	—	11.2
Repurchases of common stock	(4.8)	(0.1)	—	(493.2)	—	(493.3)
Dividends paid ($0.885 per share)	—	—	0.6	(129.5)	—	(128.9)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.3)	—	(21.3)
Foreign currency translation	—	—	—	—	(12.7)	(12.7)
Unrealized loss from hedge accounting	—	—	—	—	(12.8)	(12.8)
Reclassification of hedge accounting loss to net income	—	—	—	—	2.0	2.0
Balance as of September 30, 2019	143.9	$1.4	$3,073.2	$(1,985.4)	$(154.1)	$935.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$550.2	$551.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349.0	197.5
Equity-based compensation expense	26.0	37.7
Deferred income taxes	(2.5)	(33.5)
Provision for credit losses	30.4	2.1
Other	38.4	23.1
Changes in assets and liabilities:
Accounts receivable	(304.9)	(171.8)
Merchandise inventory	(34.2)	(151.1)
Other assets	(10.3)	(82.2)
Accounts payable-trade	106.8	264.0
Other liabilities	(10.5)	45.3
Net cash provided by operating activities	738.4	682.3
Cash flows used in investing activities:
Capital expenditures	(133.6)	(75.0)
Acquisition of business, net of cash acquired	(38.5)	(75.0)
Net cash used in investing activities	(172.1)	(150.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,024.0	1,860.5
Repayments of borrowings under revolving credit facility	(1,075.0)	(1,834.5)
Proceeds from issuance of long-term debt	1,300.0	600.0
Payments to extinguish long-term debt	(622.5)	(538.1)
Net change in accounts payable-inventory financing	232.5	(17.4)
Repurchases of common stock	(140.8)	(493.3)
Payment of incentive compensation plan withholding taxes	(22.1)	(21.3)
Dividend payments	(162.4)	(128.9)
Other	(2.0)	4.5
Net cash provided by (used in) financing activities	531.7	(568.5)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(2.7)
Net increase (decrease) in cash and cash equivalents	1,095.5	(38.9)
Cash and cash equivalents—beginning of period	154.0	205.8
Cash and cash equivalents—end of period	$1,249.5	$166.9
Supplementary disclosure of cash flow information:
Interest paid	$(90.5)	$(124.8)
Income taxes paid, net	$(196.4)	$(203.0)

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "December 31, 2019 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2019 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances including management’s current assumptions with respect to implications of the novel coronavirus (“COVID-19”) pandemic, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from those estimates.
The notes to the Consolidated Financial Statements contained in the December 31, 2019 Consolidated Financial Statements include a discussion of the Company's significant accounting policies and estimates. Except as noted within Note 2 (Recent Accounting Pronouncements) for the adoption of Accounting Standards Update ("ASU") 2016-13,

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), there have been no changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2020.
Accounts Receivable
The Company estimates an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate or gross domestic product growth rate. The Company has typically experienced a higher loss-rate experience with customers in pools associated with the Company's Corporate and Small Business segments, as compared to the pools associated with the Public segment. During the nine months ended September 30, 2020, the Company recognized an allowance of $30 million to reflect the forecasted credit deterioration due to the COVID-19 pandemic, which considered the customer makeup and overall size of the Company's pools, the impacts experienced to date and the impacts from the last significant economic downturn in 2008-2009. Due to the higher inherent risk in the pools associated with the Company's Corporate and Small Business segments, and the overall size of certain pools within the Public segment, the majority of the additional allowance relates to these segments. As the overall impact and duration of the COVID-19 pandemic remains uncertain, the Company's estimates and assumptions may evolve as conditions change.
Advertising
Advertising costs are generally charged to expense in the period incurred and recorded in Selling and administrative expenses in the Consolidated Statements of Operations. During the three months ended September 30, 2020 and 2019, the Company had advertising costs of $47 million and $51 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company had advertising costs of $140 million and $143 million, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Amounts included in Accounts payable-inventory financing are as follows:

	September 30, 2020	December 31, 2019
Revolving Loan inventory financing agreement(1)	$608.9	$379.1
Other inventory financing agreements	52.3	50.8
Accounts payable-inventory financing	$661.2	$429.9
(1)The senior secured asset-based revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.
4.    Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of September 30, 2020 and December 31, 2019, the contract liability balance was $247 million and $252 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $157 million and $117 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2020 related to noncancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$32.2	$20.6	$6.9	$0.3
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
As of September 30, 2020 and December 31, 2019, the Company had interest rate cap agreements with a fair value of less than $1 million, which were classified within Other assets on the Consolidated Balance Sheets. The total notional value of the interest rate cap agreements was $2.8 billion as of September 30, 2020 and December 31, 2019, of which $1.4 billion mature at December 31, 2020 and December 31, 2022, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss ("AOCL") and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The following tables provide the activity in AOCL, net of tax, for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in fair value recorded to AOCL	$(0.4)	$(0.4)	$(0.6)	$(12.8)
Reclassification from AOCL to Interest expense, net	$1.6	$0.3	$4.1	$2.0
The Company expects to reclassify $5 million from AOCL to earnings within Interest expense, net during the next 12 months.
6.    Long-Term Debt

		As of September 30, 2020		As of December 31, 2019
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
CDW UK revolving credit facility(1)	July 2021	—%	$—	—%	$—
Senior secured asset-based revolving credit facility	March 2022	—%	—	5.000%	51.0
Total credit facilities			—		51.0

Term Loans
CDW UK term loan(1)	August 2021	1.464%	53.0	2.190%	61.0
Senior secured term loan facility	October 2026	1.900%	1,427.1	3.550%	1,438.3
Total term loans			1,480.1		1,499.3

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	—%	—
Senior notes due 2025	September 2025	—%	—	5.000%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	—%	—
Total unsecured senior notes			2,475.0		1,775.0

Other long-term obligations			4.4		12.6
Unamortized deferred financing fees			(28.6)		(20.6)
Current maturities of long-term debt			(72.3)		(34.1)
Total long-term debt			$3,858.6		$3,283.2
(1)British pound-denominated debt facilities.
As of September 30, 2020, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facilities
The Company has a variable rate CDW UK revolving credit facility that is denominated in British pounds. As of September 30, 2020, the Company could have borrowed up to an additional £50 million ($65 million) under the CDW UK revolving credit facility.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The Company also has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of September 30, 2020, the Revolving Loan had less than $1 million of undrawn letters of credit, $594 million reserved for the floorplan sub-facility and a borrowing base of $2.4 billion, which is based on the amount of eligible inventory and accounts receivable balances as of August 31, 2020. As of September 30, 2020, the Company could have borrowed up to an additional $856 million under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 3 (Inventory Financing Agreements)), deposits and accounts receivable, and by a second priority interest in substantially all other US assets.
Term Loans
The CDW UK term loan has a variable interest rate with the remaining principal amount due at the maturity date. The CDW UK term loan agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of September 30, 2020, the amount of restricted payment capacity under the CDW UK term loan was £173 million ($223 million).
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps (see Note 5 (Financial Instruments)). The interest rate disclosed in the table above represents the variable interest rates in effect for September 30, 2020 and December 31, 2019, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of September 30, 2020, the amount of CDW's restricted payment capacity under the Term Loan was $2.1 billion.
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
On August 13, 2020, CDW completed the issuance of $700 million aggregate principal amount of 3.25% Senior Notes due 2029 at par. The 2029 Senior Notes will mature on February 15, 2029 and bear interest of 3.25% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2021. The net proceeds from the issuance were primarily used to redeem all of the remaining $600 million aggregate principal amount of the 5.000% Senior Notes due September 2025 at a redemption price of 103.75% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption, to pay fees and expenses related to the issuance and redemption, and for general corporate purposes.
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

	September 30, 2020	December 31, 2019
Fair value	$4,026.1	$3,447.5
Carrying value	3,959.5	3,337.9
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
Income tax expense was $57 million and $59 million for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.7% for both the three months ended September 30, 2020 and 2019. The effective tax rates differed from the US statutory rate of 21.0% for the three months ended September 30, 2020 primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate, partially offset by excess tax benefits on equity-based compensation. The effective tax rate differed from the US statutory rate of 21.0% for the three months ended September 30, 2019 primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
Income tax expense was $157 million and $163 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.2% for the nine months ended September 30, 2020 and differed from the US federal statutory rate of 21.0% with state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate being largely offset by excess tax benefits on equity-based compensation. The effective tax rate for the nine months ended September 30, 2019 was 22.8% and differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada's acquisition of Scalar Decisions Inc. ("Scalar") in 2019.
8.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted-average shares outstanding	142.7	144.5	142.6	145.7
Effect of dilutive securities(1)	2.1	2.7	2.1	2.5
Diluted weighted-average shares outstanding(2)	144.8	147.2	144.7	148.2
(1)The dilutive effect of outstanding stock options, restricted stock units, restricted stock, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2020 and 2019 as their inclusion would have had an anti-dilutive effect.

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
As of September 30, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Information about the Company's segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2020
Net sales	$1,660.0	$337.0	$2,293.8	$465.6	$—	$4,756.4
Operating income (loss)	128.5	24.3	196.1	18.7	(49.8)	317.8
Depreciation and amortization expense	(22.4)	(5.6)	(77.2)	(8.4)	(18.8)	(132.4)

Three Months Ended September 30, 2019
Net sales	$1,913.5	$386.2	$2,100.9	$507.1	$—	$4,907.7
Operating income (loss)	138.9	27.2	168.4	21.9	(35.8)	320.6
Depreciation and amortization expense	(21.7)	(5.6)	(15.0)	(7.9)	(18.0)	(68.2)

	Corporate	Small Business	Public	Other	Headquarters	Total
Nine Months Ended September 30, 2020
Net sales	$5,128.5	$1,030.6	$5,841.2	$1,511.0	$—	$13,511.3
Operating income (loss)	378.9	72.6	468.4	49.9	(122.8)	847.0
Depreciation and amortization expense	(66.8)	(17.0)	(184.0)	(24.3)	(56.9)	(349.0)

Nine Months Ended September 30, 2019
Net sales	$5,533.6	$1,119.2	$5,271.7	$1,571.0	$—	$13,495.5
Operating income (loss)	430.8	78.2	373.9	66.6	(99.7)	849.8
Depreciation and amortization expense	(64.8)	(16.8)	(41.4)	(23.1)	(51.4)	(197.5)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,658.4	$337.0	$2,293.8	$6.1	$4,295.3
Rest of World	1.6	—	—	459.5	461.1
Total Net sales	1,660.0	337.0	2,293.8	465.6	4,756.4

Major Product and Services
Hardware	1,252.0	281.7	1,917.8	340.7	3,792.2
Software	284.9	43.3	304.7	73.2	706.1
Services	107.1	7.0	63.8	49.5	227.4
Other(2)	16.0	5.0	7.5	2.2	30.7
Total Net sales	1,660.0	337.0	2,293.8	465.6	4,756.4

Sales by Channel
Corporate	1,660.0	—	—	—	1,660.0
Small Business	—	337.0	—	—	337.0
Government	—	—	847.7	—	847.7
Education	—	—	1,078.2	—	1,078.2
Healthcare	—	—	367.9	—	367.9
Other	—	—	—	465.6	465.6
Total Net sales	1,660.0	337.0	2,293.8	465.6	4,756.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,474.2	313.9	2,080.3	407.7	4,276.1
Transferred at a point in time where CDW is agent	121.3	20.9	89.3	13.9	245.4
Transferred over time where CDW is principal	64.5	2.2	124.2	44.0	234.9
Total Net sales	$1,660.0	$337.0	$2,293.8	$465.6	$4,756.4
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended September 30, 2019
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,910.9	$386.2	$2,100.9	$7.6	$4,405.6
Rest of World	2.6	—	—	499.5	502.1
Total Net sales	1,913.5	386.2	2,100.9	507.1	4,907.7

Major Product and Services
Hardware	1,533.2	326.7	1,722.8	358.5	3,941.2
Software	263.6	47.4	313.2	65.7	689.9
Services	98.2	6.7	58.7	80.2	243.8
Other(2)	18.5	5.4	6.2	2.7	32.8
Total Net sales	1,913.5	386.2	2,100.9	507.1	4,907.7

Sales by Channel
Corporate	1,913.5	—	—	—	1,913.5
Small Business	—	386.2	—	—	386.2
Government	—	—	793.4	—	793.4
Education	—	—	807.0	—	807.0
Healthcare	—	—	500.5	—	500.5
Other	—	—	—	507.1	507.1
Total Net sales	1,913.5	386.2	2,100.9	507.1	4,907.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,743.4	364.0	1,939.3	443.8	4,490.5
Transferred at a point in time where CDW is agent	111.0	19.6	79.6	15.5	225.7
Transferred over time where CDW is principal	59.1	2.6	82.0	47.8	191.5
Total Net sales	$1,913.5	$386.2	$2,100.9	$507.1	$4,907.7
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$5,109.1	$1,030.6	$5,841.2	$16.1	$11,997.0
Rest of World	19.4	—	—	1,494.9	1,514.3
Total Net sales	5,128.5	1,030.6	5,841.2	1,511.0	13,511.3

Major Product and Services
Hardware	3,978.4	853.7	4,855.9	1,096.0	10,784.0
Software	799.2	139.5	764.3	238.8	1,941.8
Services	300.0	22.4	197.9	169.4	689.7
Other(2)	50.9	15.0	23.1	6.8	95.8
Total Net sales	5,128.5	1,030.6	5,841.2	1,511.0	13,511.3

Sales by Channel
Corporate	5,128.5	—	—	—	5,128.5
Small Business	—	1,030.6	—	—	1,030.6
Government	—	—	2,135.9	—	2,135.9
Education	—	—	2,431.2	—	2,431.2
Healthcare	—	—	1,274.1	—	1,274.1
Other	—	—	—	1,511.0	1,511.0
Total Net sales	5,128.5	1,030.6	5,841.2	1,511.0	13,511.3

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	4,602.4	961.3	5,339.1	1,332.9	12,235.7
Transferred at a point in time where CDW is agent	341.1	61.8	209.9	41.9	654.7
Transferred over time where CDW is principal	185.0	7.5	292.2	136.2	620.9
Total Net sales	$5,128.5	$1,030.6	$5,841.2	$1,511.0	$13,511.3
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2019
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$5,525.5	$1,119.2	$5,271.7	$24.8	$11,941.2
Rest of World	8.1	—	—	1,546.2	1,554.3
Total Net sales	5,533.6	1,119.2	5,271.7	1,571.0	13,495.5

Major Product and Services
Hardware	4,417.2	938.3	4,323.2	1,143.8	10,822.5
Software	777.4	144.2	783.1	212.4	1,917.1
Services	285.9	20.7	150.0	206.3	662.9
Other(2)	53.1	16.0	15.4	8.5	93.0
Total Net sales	5,533.6	1,119.2	5,271.7	1,571.0	13,495.5

Sales by Channel
Corporate	5,533.6	—	—	—	5,533.6
Small Business	—	1,119.2	—	—	1,119.2
Government	—	—	1,860.2	—	1,860.2
Education	—	—	1,981.0	—	1,981.0
Healthcare	—	—	1,430.5	—	1,430.5
Other	—	—	—	1,571.0	1,571.0
Total Net sales	5,533.6	1,119.2	5,271.7	1,571.0	13,495.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	5,033.4	1,054.7	4,908.0	1,383.7	12,379.8
Transferred at a point in time where CDW is agent	333.7	59.4	190.9	42.0	626.0
Transferred over time where CDW is principal	166.5	5.1	172.8	145.3	489.7
Total Net sales	$5,533.6	$1,119.2	$5,271.7	$1,571.0	$13,495.5
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three and nine months ended September 30, 2020 and 2019. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2020		2019
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,384.7	29.1%	$1,253.2	25.5%
Netcomm Products	525.8	11.1	566.7	11.5
Desktops	245.9	5.2	433.2	8.8
Video	315.9	6.6	353.4	7.2
Enterprise and Data Storage (Including Drives)	249.1	5.2	283.8	5.8
Other Hardware	1,070.8	22.5	1,050.9	21.4
Total Hardware	3,792.2	79.7	3,941.2	80.2

Software(1)	706.1	14.8	689.9	14.1
Services(1)	227.4	4.8	243.8	5.0
Other(2)	30.7	0.7	32.8	0.7
Total Net sales	$4,756.4	100.0%	$4,907.7	100.0%

	Nine Months Ended September 30,
	2020		2019
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$3,923.1	29.0%	$3,334.2	24.7%
Netcomm Products	1,453.5	10.8	1,639.7	12.1
Desktops	882.5	6.5	1,148.6	8.5
Video	877.3	6.5	973.2	7.2
Enterprise and Data Storage (Including Drives)	690.0	5.1	850.8	6.3
Other Hardware	2,957.6	21.9	2,876.0	21.4
Total Hardware	10,784.0	79.8	10,822.5	80.2

Software(1)	1,941.8	14.4	1,917.1	14.2
Services(1)	689.7	5.1	662.9	4.9
Other(2)	95.8	0.7	93.0	0.7
Total Net sales	$13,511.3	100.0%	$13,495.5	100.0%

(1)Certain software and services revenues are recorded on a net basis for accounting purposes. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.

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
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. For the definitions of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, Net sales growth on a constant currency basis and reconciliations to the most directly comparable US GAAP measure, see "Results of Operations - Non-GAAP Financial Measure Reconciliations."
Third Quarter Overview
The results of certain business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions)	2020	2019
Net sales	$4,756.4	$4,907.7
Gross profit	825.5	816.5
Operating income	317.8	320.6
Net income	193.2	201.7
Non-GAAP operating income	386.3	380.4
Non-GAAP net income	265.4	249.9
Average daily sales(1)	74.3	76.7
Net debt(2)	2,681.4	3,117.5
Cash conversion cycle (in days)(3)	16	17
(1)    There were 64 selling days for both the three months ended September 30, 2020 and 2019.
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
•General economic conditions are a key factor affecting our results as they impact our customers' willingness to spend on information technology. This is particularly the case for our Corporate and Small Business customers, as their purchases tend to reflect confidence in their business prospects, which are driven by their discrete perceptions of business and general economic conditions. Additionally, changes in trade policy and product constraints from suppliers could have an adverse impact on our business.
•The global spread of the novel coronavirus ("COVID-19") pandemic continues to create significant macroeconomic uncertainty, volatility and disruption. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, severity and further spread of the outbreak, future resurgences and reimplementation of closures, actions taken to contain the virus or treat its impact and the effectiveness of these actions and how quickly and to what extent normal economic and operating conditions can resume and be sustained. We have mobilized our resources to help ensure the well-being and safety of our coworkers, business continuity, a strong capital position and adequate liquidity. Our efforts have included:
•Continued focus on the well-being and safety of our coworkers, leveraging standing crisis management protocols and following guidelines from public health authorities and state and local governments. During the first quarter of 2020, we implemented precautions to help keep our coworkers healthy and safe, including activating a cross-functional response team led by senior leadership, moving to remote work for our office coworkers, and implementing safety protocols at our distribution centers, including social distancing measures, segmented shifts, additional personal protective equipment, enhanced facility cleanings, and temperature screening for anyone entering the facilities. All distribution and configuration centers continue to be operational. Our office coworkers continue to work remotely.

•Remote enablement, operations continuity, and security are customer focus areas to manage remote environments at scale and to prepare to be remote longer. Customers are focused on initiatives to reduce costs, optimize resources, and leverage technology for better customer and employee experiences through digital transformation. We have orchestrated solutions by leveraging client devices, accessories, collaboration tools, security, software and cloud offerings to help customers build these capabilities and achieve their objectives.
•Increasing our provision for credit losses during the nine months ended September 30, 2020 as a result of the expected economic impact of the COVID-19 pandemic. We continue to monitor cash collections and credit limits of our customers to manage the risk of uncollectible receivables.
•Closely monitoring our cost structure relative to the overall demand environment. We have taken measures to enhance liquidity, including completing a $600 million senior notes issuance in April 2020, leveraging the lower interest rate environment by refinancing one of our higher interest rate senior notes in August 2020, and implementing cost savings initiatives. We temporarily suspended share repurchases from March 2020 through October 2020. In November 2020, we announced the resumption of our share repurchase program.
•Changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of Government, Healthcare and Education customers. Given the COVID-19 pandemic, Education customers have prioritized their budgets towards IT spending while Healthcare customer budgets have been pressured. As the duration and ongoing economic impacts of the COVID-19 pandemic remain uncertain, current and future budget priorities and funding levels for Government, Healthcare and Education customers may be adversely affected.
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more "as a service" offerings, including Device as a Service and managed services. Technology trends could also change as customers consider the impact of the COVID-19 pandemic on their operations.
•There continues to be substantial uncertainty regarding the impact of the UK's exit from the European Union ("EU") (referred to as "Brexit"), with the UK/EU future trade deal still being negotiated. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. Prior to the impact of the COVID-19 pandemic, CDW UK had not experienced significant changes in the buying behavior of its customers. We have established a presence in the Netherlands to support CDW UK's broader growth opportunities in the EU and to help address future developments, as needed, for Brexit.

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended September 30,
	2020		2019
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,756.4	100.0%	$4,907.7	100.0%
Cost of sales	3,930.9	82.6	4,091.2	83.4
Gross profit	825.5	17.4	816.5	16.6
Selling and administrative expenses	507.7	10.7	495.9	10.1
Operating income	317.8	6.7	320.6	6.5
Interest expense, net	(40.2)	(0.8)	(42.3)	(0.9)
Other expense, net	(27.5)	(0.6)	(17.4)	(0.3)
Income before income taxes	250.1	5.3	260.9	5.3
Income tax expense	(56.9)	(1.2)	(59.2)	(1.2)
Net income	$193.2	4.1%	$201.7	4.1%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended September 30,
	2020		2019
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$1,660.0	34.9%	$1,913.5	39.0%	$(253.5)	(13.2)%

Small Business	337.0	7.1	386.2	7.9	(49.2)	(12.7)

Public:
Government	847.7	17.8	793.4	16.2	54.3	6.8
Education	1,078.2	22.7	807.0	16.4	271.2	33.6
Healthcare	367.9	7.7	500.5	10.2	(132.6)	(26.5)
Total Public	2,293.8	48.2	2,100.9	42.8	192.9	9.2

Other	465.6	9.8	507.1	10.3	(41.5)	(8.2)

Total Net sales	$4,756.4	100.0%	$4,907.7	100.0%	$(151.3)	(3.1)%
(1)There were 64 selling days for both the three months ended September 30, 2020 and 2019.
Total Net sales for the three months ended September 30, 2020 decreased $151 million, or 3.1%, to $4,756 million, compared to the three months ended September 30, 2019. Excluding the impact of foreign currency fluctuations, constant currency Net sales decreased 3.3%. For additional information, see "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
For the three months ended September 30, 2020, Net sales decreased across all major hardware categories, with the exception of notebooks/mobile devices, compared to the three months ended September 30, 2019, due to the impact of the COVID-19 pandemic on customer demand. The Census project contributed to growth in other hardware, including accessories and smartphones, and services. For additional information, see Note 10 (Segment Information) to the accompanying Consolidated Financial Statements.

Corporate segment Net sales for the three months ended September 30, 2020 decreased $254 million, or 13.2%, compared to the three months ended September 30, 2019 driven by decreases across most major hardware categories, due to the impact of the COVID-19 pandemic on customer demand, partially offset by an increase in software.
Small Business segment Net sales for the three months ended September 30, 2020 decreased $49 million, or 12.7%, compared to the three months ended September 30, 2019 driven by decreases across all major hardware categories due to the impact of the COVID-19 pandemic on customer demand.
Public segment Net sales for the three months ended September 30, 2020 increased $193 million, or 9.2%, compared to the three months ended September 30, 2019. Net sales to Government customers increased 6.8% primarily driven by Other hardware, including accessories and smartphones, and services as we continued to deliver on the Census project, as well as notebooks/mobile devices, partially offset by a decrease in enterprise storage and software. Net sales to Education customers increased 33.6% primarily driven by notebooks/mobile devices and related accessories and software, as schools become more enabled for remote learning. Net sales to Healthcare customers decreased 26.5% primarily driven by decreases across all major hardware categories as hospitals experienced budget pressures and delayed projects.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended September 30, 2020 decreased $42 million, or 8.2% compared to the three months ended September 30, 2019. Both operations declined in local currency due to the impact of the COVID-19 pandemic on customer demand. The impact of foreign currency exchange increased Other Net sales by approximately 220 basis points due to the favorable impact of the British pound to US dollar and unfavorable impact resulting from the Canadian dollar to US dollar translations.
Gross profit
Gross profit increased $9 million, or 1.1%, to $826 million for the three months ended September 30, 2020, compared to $817 million for the three months ended September 30, 2019. As a percentage of Net sales, Gross profit margin increased 80 basis points to 17.4% for the three months ended September 30, 2020. The increase in Gross profit margin was primarily due to increased product margin and the mix of netted down revenues that are booked net of cost of goods sold, primarily software as a service.
Selling and administrative expenses
Selling and administrative expenses increased $12 million, or 2.4%, to $508 million for the three months ended September 30, 2020, compared to $496 million for the three months ended September 30, 2019. The increase was primarily driven by costs associated with a workforce reduction program. Total coworker count was 9,980, up 137 from 9,843 at September 30, 2019 due to our two most recent acquisitions.
As a percentage of total Net sales, Selling and administrative expenses increased 60 basis points to 10.7% during the three months ended September 30, 2020, compared to 10.1% in the three months ended September 30, 2019 due to higher payroll expenses as a result of higher coworker count and costs associated with a workforce reduction program.

Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended September 30,
	2020		2019
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$128.5	7.7%	$138.9	7.3%	(7.5)%
Small Business	24.3	7.2	27.2	7.0	(10.7)
Public	196.1	8.5	168.4	8.0	16.4
Other(2)	18.7	4.0	21.9	4.3	(14.6)
Headquarters(3)	(49.8)	nm*	(35.8)	nm*	(39.1)
Total Operating income	$317.8	6.7%	$320.6	6.5%	(0.9)%
* Not meaningful
(1)Segment operating income includes the segment's direct operating income, allocations for Headquarters' costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Includes certain Headquarters' function costs that are not allocated to the segments.
Operating income was $318 million for the three months ended September 30, 2020, a decrease of $3 million, or 0.9%, compared to $321 million for the three months ended September 30, 2019. Operating income decreased primarily due to higher payroll expenses and costs associated with a workforce reduction program, partially offset by higher Gross profit dollars. Total operating margin percentage increased 20 basis points to 6.7% for the three months ended September 30, 2020, compared to 6.5% for the three months ended September 30, 2019 primarily due to an increase in Gross profit margin, partially offset by higher payroll expenses as a percentage of Net sales and costs associated with a workforce reduction program.
Corporate segment Operating income was $129 million for the three months ended September 30, 2020, a decrease of $10 million, or 7.5%, compared to $139 million for the three months ended September 30, 2019. Corporate segment Operating income decreased primarily due to lower Gross profit dollars, partially offset by lower sales payroll. Corporate segment operating margin percentage increased 40 basis points to 7.7% for the three months ended September 30, 2020, compared to 7.3% for the three months ended September 30, 2019 primarily due to higher product margin, partially offset by higher payroll expenses and higher intangible asset amortization as a percentage of Net sales.
Small Business segment Operating income was $24 million for the three months ended September 30, 2020, a decrease of $3 million, or 10.7%, compared to $27 million for the three months ended September 30, 2019. Small Business segment Operating income decreased primarily due to lower Gross profit dollars, partially offset by lower sales payroll expenses. Small Business segment operating margin percentage increased 20 basis point to 7.2% for the three months ended September 30, 2020, compared to 7.0% for the three months ended September 30, 2019 primarily due to higher product margin, partially offset by a higher provision for credit losses and higher intangible asset amortization as a percentage of Net sales.
Public segment Operating income was $196 million for the three months ended September 30, 2020, an increase of $28 million, or 16.4%, compared to $168 million for the three months ended September 30, 2019. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher sales payroll. Public segment operating margin percentage increased 50 basis points to 8.5% for the three months ended September 30, 2020, compared to 8.0% for the three months ended September 30, 2019 primarily due to a mix into more profitable product offerings and services and benefits from cost saving measures, such as decreased travel and entertainment, and ongoing productivity and efficiency efforts.
Other Operating income was $19 million for the three months ended September 30, 2020, a decrease of $3 million, or 14.6%, compared to $22 million for the three months ended September 30, 2019. Other Operating income decreased primarily due to lower Gross profit dollars. Other operating margin percentage decreased 30 basis points to 4.0% for the three months ended September 30, 2020, compared to 4.3% for the three months ended September 30, 2019 primarily due to higher payroll expenses as a percentage of Net sales and costs associated with a workforce reduction program, partially offset by higher product margin.
Income tax expense
Income tax expense was $57 million and $59 million for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.7% for both the three months ended September 30, 2020 and 2019. The effective tax rate differed from the US statutory rate of 21.0% for three months ended September 30, 2020 primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate, partially offset by excess tax benefits on equity-based compensation. The effective tax rate differed from the US statutory rate of 21.0% for the three months ended September 30, 2019 primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
The effective tax rate was the same for the three months ended September 30, 2020 and 2019. The effective tax rate for the three months ended September 30, 2020 had a discrete deferred tax expense to reflect the increase in the UK corporate tax rate and lower excess tax benefits on equity compensation as compared to the same period of the prior year, the impacts of which were offset by a discrete benefit from a state tax refund claim, lower global intangible low-taxed income ("GILTI") and lower non-deductible expenses as compared to the same period of the prior year.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, and Net sales growth on a constant currency basis for the three months ended September 30, 2020 and 2019 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, a workforce reduction program, and acquisition and integration expenses. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP income before income taxes and Non-GAAP net income exclude, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, net loss on extinguishment of long-term debt, a workforce reduction program, acquisition and integration expenses, and the associated tax effects of each. Net sales growth on a constant currency basis is defined as Net sales growth excluding the impact of foreign currency translation on Net sales compared to the prior period.
Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
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

Non-GAAP operating income
Non-GAAP operating income was $386 million for the three months ended September 30, 2020, an increase of $6 million, or 1.5%, compared to $380 million for the three months ended September 30, 2019. As a percentage of Net sales, Non-GAAP operating income was 8.1% and 7.8% for the three months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,
(dollars in millions)	2020	2019
Operating income	$317.8	$320.6
Amortization of intangibles(1)	44.9	44.6
Equity-based compensation	11.5	12.8
Workforce reduction charges	8.5	—
Other adjustments(2)	3.6	2.4
Non-GAAP operating income	$386.3	$380.4
Non-GAAP operating income margin	8.1%	7.8%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.
Non-GAAP net income
Non-GAAP net income was $265 million for the three months ended September 30, 2020, an increase of $15.0 million, or 6.2%, compared to $250 million for the three months ended September 30, 2019.

	Three Months Ended September 30,
	2020			2019
(in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP (as reported)	$250.1	$(56.9)	$193.2	$260.9	$(59.2)	$201.7
Amortization of intangibles(2)	44.9	(8.6)	36.3	44.6	(11.3)	33.3
Equity-based compensation	11.5	(5.1)	6.4	12.8	(11.8)	1.0
Net loss on extinguishment of long-term debt	27.3	(6.8)	20.5	16.1	(4.0)	12.1
Workforce reduction charges	8.5	(2.1)	6.4	—	—	—
Other adjustments(3)	3.6	(1.0)	2.6	2.4	(0.6)	1.8
Non-GAAP	$345.9	$(80.5)	$265.4	$336.8	$(86.9)	$249.9
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.

Net sales growth on a constant currency basis
Net sales decreased $151 million, or 3.1%, to $4,756 million for the three months ended September 30, 2020, compared to $4,908 million for the three months ended September 30, 2019. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, decreased $164 million, or 3.3%.

	Three Months Ended September 30,
(dollars in millions)	2020	2019	% Change(1)
Net sales, as reported	$4,756.4	$4,907.7	(3.1)%
Foreign currency translation(2)	—	12.8
Net sales, on a constant currency basis	$4,756.4	$4,920.5	(3.3)%
(1)There were 64 selling days for both the three months ended September 30, 2020 and 2019.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.

Nine Months Overview
The results of certain business metrics are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net sales	$13,511.3	$13,495.5
Gross profit	2,329.2	2,262.4
Operating income	847.0	849.8
Net income	550.2	551.2
Non-GAAP operating income	1,028.4	1,026.1
Non-GAAP net income	690.7	673.0
Average daily sales(1)	70.4	70.7
Net debt(2)	2,681.4	3,117.5
Cash conversion cycle (in days)(3)	16	17
(1)    There were 192 and 191 selling days for the nine months ended September 30, 2020 and 2019, respectively.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Nine Months Ended September 30,
	2020		2019
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$13,511.3	100.0%	$13,495.5	100.0%
Cost of sales	11,182.1	82.8	11,233.1	83.2
Gross profit	2,329.2	17.2	2,262.4	16.8
Selling and administrative expenses	1,482.2	11.0	1,412.6	10.5
Operating income	847.0	6.3	849.8	6.3
Interest expense, net	(117.8)	(0.9)	(121.1)	(0.9)
Other expense, net	(21.9)	(0.1)	(15.0)	(0.1)
Income before income taxes	707.3	5.3	713.7	5.3
Income tax expense	(157.1)	(1.2)	(162.5)	(1.2)
Net income	$550.2	4.1%	$551.2	4.1%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Nine Months Ended September 30,
	2020		2019
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$5,128.5	38.0%	$5,533.6	41.0%	$(405.1)	(7.3)%	(7.8)%

Small Business	1,030.6	7.6	1,119.2	8.3	(88.6)	(7.9)	(8.4)

Public:
Government	2,135.9	15.8	1,860.2	13.8	275.7	14.8	14.2
Education	2,431.2	18.0	1,981.0	14.7	450.2	22.7	22.1
Healthcare	1,274.1	9.4	1,430.5	10.6	(156.4)	(10.9)	(11.4)
Total Public	5,841.2	43.2	5,271.7	39.1	569.5	10.8	10.2

Other	1,511.0	11.2	1,571.0	11.6	(60.0)	(3.8)	(4.3)

Total Net sales	$13,511.3	100.0%	$13,495.5	100.0%	$15.8	0.1%	(0.4)%
(1)There were 192 and 191 selling days for the nine months ended September 30, 2020 and 2019, respectively.
Total Net sales for the nine months ended September 30, 2020 increased $16 million to $13,511 million, compared to the nine months ended September 30, 2019. There was one more selling day in the nine months ended September 30, 2020 compared to the same period of 2019. For additional information, see "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
For the nine months ended September 30, 2020, Net sales grew in notebooks/mobile devices from robust customer demand for remote enablement in response to the COVID-19 pandemic. The Census project further contributed to growth in other hardware, including accessories and smartphones, and services. These increases were nearly fully offset by decreases in all other hardware categories due to the impact of the COVID-19 pandemic on customer demand. For additional information, see Note 10 (Segment Information) to the accompanying Consolidated Financial Statements.
Corporate segment Net sales for the nine months ended September 30, 2020 decreased $405 million, or 7.3%, compared to the nine months ended September 30, 2019. On an average daily sales basis, Corporate segment Net sales decreased 7.8%. The decrease was primarily driven by all hardware categories, partially offset by increases in software and services.
Small Business segment Net sales for the nine months ended September 30, 2020 decreased $89 million, or 7.9%, compared to the nine months ended September 30, 2019. On an average daily sales basis, Small Business segment Net sales decreased 8.4%. The decrease was driven by all hardware categories.
Public segment Net sales for the nine months ended September 30, 2020 increased $570 million, or 10.8%, compared to the nine months ended September 30, 2019. On an average daily sales basis, Public segment Net sales increased 10.2%. Net sales to Education customers increased 22.1% on an average daily sales basis, primarily driven by notebooks/mobile devices as schools become more enabled for remote learning. Net sales to Government customers increased 14.2% on an average daily sales basis primarily driven by notebooks/mobile devices and the continued delivery on the Census project within other hardware, including accessories and smartphones, and services. Net sales to Healthcare customers decreased 11.4% on an average daily sales basis, primarily driven by all categories with the exception of notebooks/mobile devices as hospitals experienced budget pressures and delayed projects.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the nine months ended September 30, 2020 decreased $60 million, or 3.8%, compared to the nine months ended September 30, 2019. On an average daily sales basis, Other decreased 4.3%. Net sales for Canadian operations decreased across all hardware categories, with the exception of notebooks/mobile devices. Net sales for UK operations increased primarily driven by notebooks/mobile devices and software, partially offset by all other hardware categories. The impact of foreign currency exchange further decreased Other Net sales by approximately 90 basis points, primarily due to the unfavorable translation of the Canadian dollar and British pound to the US dollar.
Gross profit
Gross profit increased $67 million, or 3.0%, to $2,329 million for the nine months ended September 30, 2020, compared to $2,262 million for the nine months ended September 30, 2019. As a percentage of Net sales, Gross profit margin increased 50 basis points to 17.2% for the nine months ended September 30, 2020. Gross profit margin was positively impacted by product margin and by the mix of netted down revenues that are booked net of cost of goods sold, primarily software as a service.
Selling and administrative expenses
Selling and administrative expenses increased $70 million, or 4.9%, to $1,482 million for the nine months ended September 30, 2020, compared to $1,413 million for the nine months ended September 30, 2019. The increase was primarily due to higher payroll expenses consistent with higher coworker count and higher Gross profit and a higher provision for credit losses driven by a $30 million increase in reserves, which predominately reflects the expected economic impact of the COVID-19 pandemic. Total coworker count was 9,980, up 137 from 9,843 at September 30, 2019 due to our two most recent acquisitions.
As a percentage of Net sales, Selling and administrative expenses increased 50 basis points to 11.0% during the nine months ended September 30, 2020, compared to 10.5% for the nine months ended September 30, 2019, due to higher payroll expenses and a higher provision for credit losses.

Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Nine Months Ended September 30,
	2020		2019
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$378.9	7.4%	$430.8	7.8%	(12.0)%
Small Business	72.6	7.0	78.2	7.0	(7.2)
Public	468.4	8.0	373.9	7.1	25.3
Other(2)	49.9	3.3	66.6	4.2	(25.1)
Headquarters(3)	(122.8)	nm*	(99.7)	nm*	(23.2)
Total Operating income	$847.0	6.3%	$849.8	6.3%	(0.3)%
* Not meaningful
(1)Segment operating income includes the segment's direct operating income, allocations for certain Headquarters costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Includes certain Headquarters' function costs that are not allocated to the segments.
Operating income was $847 million for the nine months ended September 30, 2020, a decrease of $3 million, or 0.3%, compared to $850 million for the nine months ended September 30, 2019. Operating income decreased primarily due to higher payroll expenses and a higher provision for credit losses, partially offset by higher Gross profit dollars. Total operating margin percentage remained flat at 6.3% for both the nine months ended September 30, 2020 and 2019 primarily due higher Gross profit margin, offset by higher payroll expenses and a higher provision for credit losses as percentage of Net sales.
Corporate segment Operating income was $379 million for the nine months ended September 30, 2020, a decrease of $52 million, or 12.0%, compared to $431 million for the nine months ended September 30, 2019. Corporate segment Operating income decreased primarily due to lower Gross profit dollars and a higher provision for credit losses, partially offset by lower payroll expenses. Corporate segment operating margin percentage decreased 40 basis points to 7.4% for the nine months ended September 30, 2020, from 7.8% for the nine months ended September 30, 2019 primarily due to a higher provision for credit losses and higher payroll expenses as a percentage of Net sales, partially offset by higher product margin.
Small Business segment Operating income was $73 million for the nine months ended September 30, 2020, a decrease of $6 million, or 7.2%, compared to $78 million for the nine months ended September 30, 2019. Small Business segment Operating income decreased primarily due to lower Gross profit dollars and a higher provision for credit losses, partially offset by lower sales payroll expenses. Small Business segment operating margin percentage remained flat at 7.0% for both the nine months ended September 30, 2020 and 2019.
Public segment Operating income was $468 million for the nine months ended September 30, 2020, an increase of $94 million, or 25.3%, compared to $374 million for the nine months ended September 30, 2019. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher sales payroll expenses. Public segment operating margin percentage increased 90 basis points to 8.0% for the nine months ended September 30, 2020, from 7.1% for the nine months ended September 30, 2019 primarily due to a mix into more profitable product offerings and services.
Other Operating income was $50 million for the nine months ended September 30, 2020, a decrease of $17 million, or 25.1%, compared to $67 million for the nine months ended September 30, 2019. Other Operating income decreased primarily due to lower Gross profit dollars, higher payroll expenses and a higher provision for credit losses. Other operating margin percentage decreased 90 basis points to 3.3% for the nine months ended September 30, 2020, from 4.2% for the nine months ended September 30, 2019 primarily due to higher payroll expenses and a higher provision for credit losses as a percentage of Net sales, partially offset by higher product margin.

Income tax expense
Income tax expense was $157 million and $163 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.2% for the nine months ended September 30, 2020 and differed from the US federal statutory rate of 21.0% with state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate being largely offset by excess tax benefits on equity-based compensation. The effective income tax rate for the nine months ended September 30, 2019 was 22.8% and differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes partially offset by excess tax benefits on equity-based compensation and a discrete tax benefit related to CDW Canada’s acquisition of Scalar in 2019.

The decrease in the effective tax rate for the nine months ended September 30, 2020 as compared to the same period of the prior year was primarily due to a discrete benefit from a state tax refund claim, lower GILTI and lower non-deductible expenses as compared to the same period of the prior year, partially offset by a discrete deferred tax expense as a result of an increase in the UK corporate tax rate and a discrete tax benefit related to CDW Canada's acquisition of Scalar in 2019.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, and Net sales growth on a constant currency basis for the nine months ended September 30, 2020 and 2019 below.
Non-GAAP operating income
Non-GAAP operating income was $1,028 million for the nine months ended September 30, 2020, an increase of $2 million, or 0.2%, compared to $1,026 million for the nine months ended September 30, 2019. As a percentage of Net sales, Non-GAAP operating income was 7.6% for both the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Operating income	$847.0	$849.8
Amortization of intangibles(1)	133.9	133.7
Equity-based compensation	25.9	37.7
Workforce reduction charges	8.5	—
Other adjustments(2)	13.1	4.9
Non-GAAP operating income	$1,028.4	$1,026.1
Non-GAAP operating income margin	7.6%	7.6%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.

Non-GAAP net income
Non-GAAP net income was $691 million for the nine months ended September 30, 2020, an increase of $18 million, or 2.6%, compared to $673 million for the nine months ended September 30, 2019.

	Nine Months Ended September 30,
	2020			2019
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP (as reported)	$707.3	$(157.1)	$550.2	$713.7	$(162.5)	$551.2
Amortization of intangibles(2)	133.9	(30.8)	103.1	133.7	(33.8)	99.9
Equity-based compensation	25.9	(25.2)	0.7	37.7	(28.7)	9.0
Net loss on extinguishment of long-term debt	27.3	(6.8)	20.5	16.1	(4.0)	12.1
Workforce reduction charges	8.5	(2.1)	6.4	—	—	—
Other adjustments(3)	13.1	(3.3)	9.8	4.9	(4.1)	0.8
Non-GAAP	$916.0	$(225.3)	$690.7	$906.1	$(233.1)	$673.0
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.
Net sales growth on a constant currency basis
Net sales increased $15 million, or 0.1%, to $13,511 million for the nine months ended September 30, 2020, compared to $13,496 million for the nine months ended September 30, 2019. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $30 million, or 0.2%.

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	% Change	Average Daily % Change(1)
Net sales, as reported	$13,511.3	$13,495.5	0.1%	(0.4)%
Foreign currency translation(2)	—	(14.9)
Net sales, on a constant currency basis	$13,511.3	$13,480.6	0.2%	(0.3)%
(1)There were 192 and 191 selling days for the nine months ended September 30, 2020 and 2019, respectively.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving credit facility. As of September 30, 2020, we had $856 million of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($65 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. During 2020, we bolstered our liquidity position by completing a $600 million senior notes issuance in April 2020 and leveraging the lower interest rate environment by refinancing one of our higher interest rate senior notes in August 2020. We also temporarily suspended share repurchases from March 2020 through October 2020. In November 2020, we announced the resumption of our share repurchase program. We took additional measures to enhance our liquidity by implementing various cost savings initiatives. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management, including accounts receivable.
Long-Term Debt and Financing Arrangements
On April 21, 2020, we completed the issuance of $600 million aggregate principal amount of 4.125% Senior Notes due May 2025 at par.
On August 13, 2020, we completed the refinance of $600 million aggregate principal amount of 5.000% Senior Notes due September 2025 through the issuance of $700 million aggregate principal amount of 3.250% Senior Notes due 2029 at par.
As of September 30, 2020, we had total indebtedness of $3.9 billion, of which $1.5 billion was secured indebtedness. At September 30, 2020, we were in compliance with the covenants under our various credit agreements and indentures.
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
Share Repurchase Program
During the first quarter of 2020, we repurchased 1.1 million shares of our common stock for $141 million under the previously announced share repurchase program. In March 2020, we elected to temporarily suspend share repurchases as a precautionary measure in light of the COVID-19 pandemic. We made no share purchases during the second and third quarters of 2020. In November 2020, we announced the resumption of our share repurchase program. For additional information on our share repurchase program, see "Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds."
Dividends
A summary of 2020 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.380	February 6, 2020	February 25, 2020	March 10, 2020
$0.380	May 6, 2020	May 25, 2020	June 10, 2020
$0.380	August 4, 2020	August 25, 2020	September 10, 2020
On November 2, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.400 per common share. The dividend will be paid on December 10, 2020 to all stockholders of record as of the close of business on November 25, 2020.
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

Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted into law. The primary impact to our financial statements as a result of the CARES Act was the deferral of US corporate income tax payments from the second quarter of 2020 to July 2020 as well as the deferral of employer related payroll tax payments from the second, third and fourth quarters of 2020 with 50% to be paid in the fourth quarter of 2021 and the remaining 50% to be paid in the fourth quarter of 2022.
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$738.4	$682.3
Investing activities	(172.1)	(150.0)
Net change in accounts payable-inventory financing	232.5	(17.4)
Other financing activities	299.2	(551.1)
Financing activities	531.7	(568.5)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(2.7)
Net increase (decrease) in cash and cash equivalents	$1,095.5	$(38.9)
Operating Activities
Cash flows from operating activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change
Net income	$550.2	$551.2	$(1.0)
Adjustments for the impact of non-cash items(1)	441.3	226.9	214.4
Net income adjusted for the impact of non-cash items(2)	991.5	778.1	213.4
Changes in assets and liabilities:
Accounts receivable(3)	(304.9)	(171.8)	(133.1)
Merchandise inventory(4)	(34.2)	(151.1)	116.9
Accounts payable-trade(5)	106.8	264.0	(157.2)
Other(6)	(20.8)	(36.9)	16.1
Net cash provided by operating activities	$738.4	$682.3	$56.1
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is due to stronger operating results driven by Gross profit growth and higher depreciation and amortization.
(3)The change is primarily driven by mixing into customers with longer payment cycles, customers taking longer to pay due to the current economic environment and favorable timing of collections in 2019.
(4)The change is primarily due to lower growth in inventory balances, partially offset by higher customer-driven stocking positions in 2020 compared to 2019.
(5)The change is primarily due to lower growth in sales in 2020 compared to 2019.
(6)The change is primarily driven by improved collection performance and a lower balance of our receivables from vendors, partially offset by reduced contract liabilities.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2020	2019
Days of sales outstanding (DSO)(1)	61	56
Days of supply in inventory (DIO)(2)	13	13
Days of purchases outstanding (DPO)(3)	(58)	(52)
Cash conversion cycle	16	17
(1)Represents the rolling three-month average of the balance of Accounts receivable, net at the end of the period, divided by average daily Net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.
(2)Represents the rolling three-month average of the balance of Merchandise inventory at the end of the period divided by average daily Cost of sales for the same three-month period.
(3)Represents the rolling three-month average of the combined balance of Accounts payable-trade, excluding cash overdrafts, and Accounts payable-inventory financing at the end of the period divided by average daily Cost of sales for the same three-month period.
The cash conversion cycle decreased to 16 days at September 30, 2020, compared to 17 days at September 30, 2019. DSO and DPO increased 5 days and 6 days, respectively. The increase in DSO was primarily driven by a greater impact of third-party services, such as software as a service and warranties, and higher receivable balances due to mixing into customers with longer payment cycles and customers generally taking longer to pay due to the current economic environment. These third-party services and mixing into vendors with extended payment terms drove DPO higher.
Investing Activities
Net cash used in investing activities increased $22 million in the nine months ended September 30, 2020 compared to September 30, 2019. This increase was primarily due to increased Capital expenditures of $59 million, primarily due to purchases of devices for the Census project, and the acquisition of IGNW on July 1, 2020, partially offset by the acquisition of Scalar in 2019.
Financing Activities
Net cash provided by financing activities increased $1.1 billion in the nine months ended September 30, 2020 compared to September 30, 2019. The increase was primarily driven by the $600 million debt offering completed in April 2020, refinancing a series of senior notes in August 2020, lower share repurchases and increased volume through our inventory financing arrangements, partially offset by decreased borrowings under our revolving credit facilities and higher dividend payments. For additional information regarding the inventory financing agreements and debt activities, see Note 3 (Inventory Financing Agreements) and Note 6 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Contractual Obligations
Except as disclosed above under "Long-Term Debt and Financing Arrangements," there have been no material changes to our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries and;
•rank equal in right of payment with all of the Issuers' and the Guarantors’ existing and future unsecured senior debt.
The following tables set forth Balance Sheet information as of September 30, 2020 and December 31, 2019, and Statement of Operations information for the nine months ended September 30, 2020 and for the year ended December 31, 2019. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the "Obligor Group"). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	September 30, 2020	December 31, 2019
Current assets	$5,084.5	$3,601.6
Goodwill	2,235.2	2,206.1
Other assets	678.3	903.1
Total Non-current assets	2,913.5	3,109.2
Current liabilities	3,309.1	2,975.3
Long-term debt	3,859.1	3,229.5
Other liabilities	205.8	188.3
Total Long-term liabilities	4,064.9	3,417.8
Statement of Operations Information

(dollars in millions)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Net sales	$12,000.3	$15,874.1
Gross profit	2,072.5	2,666.8
Operating income	797.0	1,032.1
Net income	511.1	656.7
Commitments and Contingencies
The information set forth in Note 9 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies and Estimates
We estimate an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions, as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate or gross domestic product growth. We have typically experienced a higher loss-rate experience with customers in the pools associated with our Corporate and Small Business segments, as compared to the pools associated with the Public segment. During the nine months ended September 30, 2020, we recognized an allowance to reflect the forecasted credit deterioration due to the COVID-19 pandemic, which considered the customer makeup and overall size of our pools, the impacts experienced to date and the impacts from the last significant economic downturn in 2008-2009. Due to the higher inherent risk in the pools associated with our Corporate and Small Business segments and the overall size of certain pools within the Public segment, the majority of the additional allowance relates to these segments. As the overall impact and duration of the COVID-19 pandemic remains uncertain, our estimates and assumptions may evolve as conditions change.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our coworkers are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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
Risks Related to Our Business
The outbreak of the novel coronavirus ("COVID-19") pandemic has adversely impacted and could continue to adversely impact our business and results of operations and could also adversely impact our cash flows, financial condition and liquidity.
The global spread of COVID-19 continues to create significant macroeconomic uncertainty, volatility and disruption. Many governments and health authorities have implemented recommendations or mandates intended to slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, or social distancing measures, resulting in modified operations of various businesses including ours, and these measures may remain in place for a significant period of time. While some of these restrictions have been lifted or eased in certain jurisdictions, the resurgence of COVID-19 in other jurisdictions has slowed, and in some cases reversed, the reopening process. We could experience disruptions, including as a result of resurgences of COVID-19, that prevent us from meeting the demands of our customers, such as product constraints from our vendor partners and wholesale distributors and other disruptions to our supply chain, disruptions in or restrictions on the ability of our coworkers to work effectively, temporary closures of our distribution facilities, modifications in the operation of facilities that remain open and disruptions of commercial delivery services. The impact of COVID-19 and measures implemented to slow the spread have and could continue to cause delay in, or limit the ability of, our customers to make timely payments to us and could materially increase our costs. In addition, the pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, including the US, the UK and Canada. During the COVID-19 pandemic and even after it has subsided, we may experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn or volatility, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices.
Individually and collectively, the consequences of the COVID-19 pandemic have adversely impacted and could continue to adversely impact our business and results of operations and could also adversely impact our cash flows, financial condition and liquidity. Net sales during the third quarter of 2020 decreased as compared to the third quarter of 2019 across all major hardware categories with the exception of notebooks/mobile devices, due to the impact of the COVID-19 pandemic on customer demand, in particular with respect to our Corporate and Small Business customers as their purchases tend to reflect confidence in their business prospects, which are driven by their discrete perceptions of business and economic conditions. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, the severity and further spread of the outbreak, future resurgences and reimplementation of closures, actions taken to contain the virus or treat its impact and the effectiveness of these actions and how quickly and to what extent normal economic and operating conditions can resume and be sustained. To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows, financial condition and liquidity, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, such as those relating to spending on technology products and services by our public sector customers, our level of indebtedness, our need to generate sufficient cash to service our indebtedness, restrictive covenants contained in the agreements that govern our indebtedness limiting our ability to incur additional debt, pay dividends or repurchase capital stock, fluctuations in our operating results and volatility of our common stock price.

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
In March 2020, the Company elected to temporarily suspend share repurchases as a precautionary measure in light of the COVID-19 pandemic. We made no share purchases during the second and third quarters of 2020. In November 2020, we announced the resumption of our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

4.1
Supplemental Indenture, dated as of August 13, 2020, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto, and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.2 with the Company’s Current Report on Form 8-K filed on August 13, 2020 and incorporated herein by reference.

4.2
Form of 3.25% Senior Note (included as Exhibit A to Exhibit 4.1), previously filed as Exhibit 4.3 with the Company’s Current Report on Form 8-K filed on August 13, 2020 and incorporated herein by reference.

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

CDW CORPORATION

Date:	November 2, 2020	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)