Form 10-K
period 2020-12-31
CDW Corp
filed 2021-02-26
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $16,514 million, based on the per share closing sale price of $116.18 on that date.

As of February 23, 2021, there were 140,991,095 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant's definitive proxy statement for its 2021 annual meeting of stockholders to be held on May 20, 2021, which will be filed with the Securities and Exchange Commission on or before April 30, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2020

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

PART I
Item 1. Business
Our Company
CDW Corporation (together with its subsidiaries, the "Company," "CDW" or "we"), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology ("IT") solutions to small, medium and large business, government, education and healthcare customers in the United States ("US"), the United Kingdom ("UK") and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise, hybrid and cloud capabilities across data center and networking, digital workspace, security and virtualization.
We are vendor, technology and consumption model "agnostic", with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 7,000 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers ("OEMs"), software publishers and cloud providers (collectively, our "vendor partners"), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
We have capabilities to provide integrated IT solutions in more than 150 countries for customers with primary locations in the US, UK and Canada, which are large and growing markets. According to the International Data Corporation ("IDC"), the total US, UK and Canadian IT market generated approximately $1 trillion in sales in 2020. We believe our addressable markets in the US, UK and Canada represent approximately $360 billion in annual sales. These are highly fragmented markets served by thousands of IT resellers and solutions providers. For the year ended December 31, 2020, we estimate that our total Net sales of $18.5 billion represented approximately 5% of our addressable markets. We believe that demand for IT will continue to outpace general economic growth in the markets we serve, fueled by new technologies, including hybrid and cloud computing, virtualization and mobility as well as growing end-user demand for security, efficiency and productivity.
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
In our US business, which represents approximately 90% of our revenues, we currently have five dedicated customer channels: corporate, small business, government, education and healthcare, each of which generated $1.4 billion or greater in Net sales in 2020. Net sales to customers in the UK and Canada combined generated $2.1 billion in 2020. We believe this diversity of customer end-markets provides us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and continue to gain market share.
Partners
We provide more than 100,000 products and services from more than 1,000 partners, including well-established companies such as Adobe, APC, Apple, Cisco, Dell EMC, Google, Hewlett Packard Enterprise, HP Inc., IBM, Intel, Lenovo, Microsoft, NetApp, Nutanix, Palo Alto Networks, Poly, Samsung, and VMware, as well as from emerging technology companies to expand our portfolio. This broad portfolio of partners and technologies enables us to offer customers significant options and meet customer demand for the products and solutions that best meet their needs. We believe our value proposition to vendor partners enables us to evolve our offering as new technologies emerge and new companies seek us as a channel partner.
In 2020, we generated over $1.0 billion of Net sales from each of six vendor partners and over $100 million of Net sales from each of fourteen other vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, Dell EMC, Hewlett Packard Enterprise, LG, Microsoft, Palo Alto Networks, Samsung, and VMware which reflects the extensive product and solution knowledge and capabilities that we bring to our customers' IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
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
For our US operations in 2020, we purchased approximately 50% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 50% from wholesale distributors. Purchases from our three largest wholesale distributors, Ingram Micro, SYNNEX and Tech Data, were each approximately 10% of total US purchases in 2020.
Inventory Management
We operate two distribution centers in North America: a 513,000 square foot facility in North Las Vegas, Nevada, and a 442,000 square foot facility in Vernon Hills, Illinois. We also operate a 120,000 square foot distribution center in Rugby, Warwickshire, UK. Leveraging our distribution and logistics capabilities, we handle and ship over 40 million units annually on an aggregate basis from our distribution centers.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements represented approximately 50% of total North America Net sales in 2020. Electronic delivery for software licenses are approximately 15% of total North America Net sales in 2020.
We believe that the location of our distribution centers allows us to efficiently ship products to our customers and provide timely access to our principal distributors. We believe that our logistics and configuration capabilities delivered by our highly skilled and certified team enable us to customize technology for our customers to meet their unique needs.
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
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and services categories. We estimate that more than 40% of our Net sales in 2020 in the US came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, desktop computers, video monitors, enterprise and data storage, and other hardware. Our software products include application suites, security, virtualization, operating systems and network management. Our services include advisory and design, software development, implementation, managed services and warranties.
IT is critical to both "run the business" and drive greater growth and productivity. To help our customers accomplish this, we have built a robust portfolio of solutions across data center, digital workspace, security, virtualization and services that we provide in physical, virtual, or cloud-based environments.
We provide customers with cloud solutions and services through public cloud solutions, which reside off customer premises on a public (shared) infrastructure, private cloud solutions, which reside on customer premises, and hybrid cloud solutions that deliver the benefits of both public and private solutions. Our migration, integration and managed services help our customers simplify cloud adoption, as well as the ongoing management of cloud solutions, across the entire IT lifecycle. Service delivery engineers work with our customers to design cloud solutions meeting their organizational, technology and financial objectives.
We offer a broad portfolio of integrated solutions that include the following on-premise, hybrid and cloud capabilities:
•Data Center and Networking: We assess our customers application infrastructure need, design flexible, resilient and efficient solutions and manage the solution throughout its lifecycle. Our broad portfolio of hardware and software products, encompassing both on and off-premise solutions, enables us to provide well-integrated solutions, including converged and hyper-converged infrastructure, physical and virtualized servers, software defined automation and orchestration solutions, hybrid storage, energy-efficient power and cooling, and networking.
•Digital Workspace: We build end-to-end solutions that deliver access to applications that improve our customers' productivity regardless of device or location. We connect our customers' physical devices, including laptops, desktops, IP Phones, mobile devices and print systems. We utilize collaboration solutions to unite applications via the integration of products that facilitate the use of multiple enterprise communication methods including email, persistent chat, social media, voice and video. We also host cloud-based collaboration solutions. Our solutions provide the tools that allow our customers' employees to share knowledge, ideas and information among each other and with clients and partners effectively, securely and quickly.
•Security: We assess our customers' security needs and provide them with tools and services to help effectively manage risk. We are a security solutions integrator that combines our expertise in design, solution architecture and implementation services. Our customer solutions can take the form of hardware, software or Software as a Service across a multitude of categories such as: endpoint security, email security, web security, intrusion prevention, authentication, firewall, virtual private network services and network access control. Security consulting engagements include security assessment, policy and procedure gap analysis, security roadmaps and health checks.
•Virtualization: We design and implement server, storage and desktop virtualization solutions. Virtualization enables our customers to efficiently utilize infrastructure resources by running multiple, independent, virtual operating systems or containers on a single computer and multiple virtual compute instances simultaneously on a single server. Virtualization also can separate a desktop environment and associated application software from the hardware device that is used to access it, and provides employees with remote desktop access. Our specialists assist customers with the steps of implementing virtualization solutions, including evaluating network environments, software tools and development processes, deploying shared storage options and licensing platform software.
•Services: We help organizations design, orchestrate and manage technology for their unique needs. Our offerings are designed to highlight our expertise in the most critical technology areas for our customers. Our service delivery engineers have expertise which include integrated cloud, collaboration, data center, mobility and security business technology, from the physical to the application layer. We leverage best-in-class partner technology platforms to seamlessly architect and manage disparate IT platforms into integrated business technology solutions.
Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications, was as follows:

	Year Ended December 31,
	2020		2019(1)		2018(1)
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$5,486.2	29.7%	$4,344.9	24.1%	$3,843.3	23.7%
Netcomm Products	1,955.0	10.6	2,189.1	12.1	2,116.6	13.0
Desktops	1,132.4	6.1	1,547.3	8.6	1,254.9	7.7
Video	1,190.8	6.4	1,272.9	7.1	1,184.1	7.3
Enterprise and Data Storage (Including Drives)	947.4	5.1	1,147.6	6.4	1,102.4	6.8
Other Hardware	4,121.6	22.3	3,980.4	22.1	3,630.4	22.4
Total Hardware	14,833.4	80.2	14,482.2	80.4	13,131.7	80.9

Software(2)	2,581.0	14.0	2,585.0	14.3	2,299.1	14.2
Services(2)	913.9	4.9	840.9	4.7	695.9	4.3
Other(3)	139.2	0.9	124.3	0.6	113.8	0.6
Total Net sales	$18,467.5	100.0%	$18,032.4	100.0%	$16,240.5	100.0%
(1)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2020.
(2)Certain software and services revenue is recorded on a net basis for accounting purposes, so the category percentage of Net sales is not representative of the category percentage of gross profits.
(3)Includes items such as delivery charges to customers.

Our Internal Capabilities
Human Capital Management
Our culture is reflected through our coworkers, who are driven to serve our customers, our partners, our communities and all our stakeholders. We provide our coworkers with diverse experiences, engagement opportunities, strong training and development, competitive compensation and meaningful careers, which creates a high-performance culture that is central to CDW’s success. We know that an inclusive environment produces the best ideas and our coworkers are driven to finding the best technology solutions to enable the mission-driven needs of our customers.
We have approximately 10,000 coworkers across the globe, with 7,800 coworkers in the US, 1,400 in the UK and 800 in Canada. More than 50% of our US Net sales are generated by account managers who have more than seven years of tenure with CDW. Our coworker relations are strong and none of our coworkers are covered by collective bargaining agreements.
Diversity, Equity and Inclusion
CDW’s commitment to diversity, equity and inclusion is a core value-shaping who we are, and how we work, grow and do business. We remain steadfast in our commitment to a culture of inclusion and equity, where everyone feels they belong.
Our diversity, equity and inclusion efforts prioritize fostering an inclusive environment for coworkers and job candidates that cannot be separated from how we work with customers, partners and the community. It all comes back to our character, values and ethics as an organization. We are intent on making sure our values are not just words on a page, but spur behavior where everyone feels they are seen, heard and valued.
Training & Development
We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our coworkers’ careers at CDW. Our programs include: leadership development trainings, unique developmental opportunities for our high-potential emerging leaders, a 24-month training program for new North American sales coworkers, an 18-month apprentice-style program for aspiring engineers, and coworker access to over 15,000 on-demand, educational modules.
Total Rewards
Our Pay-for-Performance total rewards philosophy provides market competitive compensation aligned with company performance. We further align our sellers’ compensation to their individual performance by providing substantially uncapped commission opportunity. We provide a comprehensive benefits package to our coworkers, including healthcare, retirement plans with profit sharing and match, tuition assistance, inclusive parental leave policies, adoption assistance, paid time off, paid volunteer hours and philanthropic match programs based upon eligibility and location.
Health and Safety
At the beginning of the pandemic, we identified three key principles, which have guided us. First, safeguard the health and well-being of our coworkers, second, serve the mission-driven needs of our customers, and third, support our communities. We implemented precautions to help keep our coworkers healthy and safe, including activating a cross-functional response team led by senior leadership, moving to remote work for our office coworkers, and implementing safety protocols at our distribution centers, including social distancing measures, segmented shifts, additional personal protective equipment, enhanced facility cleanings, temperature screening for anyone entering the facilities, expanded health and safety training, increased available mental health resources, and increased sick days for impacted coworkers.
Oversight and Management
Our Coworker Services organization is responsible for the strategy and management of coworker-related matters, working in concert with all our leaders. Our Board understands the importance of our inclusive, performance-driven culture to our ongoing success and is actively engaged with our President and Chief Executive Officer and our Chief Human Resources Officer across a broad range of human capital management topics.
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
Information Technology Systems
We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales and distribution. Our systems provide us with thorough and detailed information regarding key aspects of our business. These capabilities help us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high levels of customer service. We believe our websites, which provide electronic order processing and advanced tools, such as order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships.
History
Founded in 1984, CDW became a public company in 1993. In 2006, we acquired Berbee Information Networks Corporation to expand our capabilities in customized engineering services and managed services. In 2007, we went private and then became public again in 2013.
In 2015, we acquired control of 100% of UK-based IT solutions provider, Kelway TopCo Limited. Rebranded CDW UK in 2016, the acquisition extended our footprint into the UK.
In 2019, we acquired Canada-based technology solutions provider, Scalar Decisions Inc.
Since 2019, we have made several smaller acquisitions to expand our capabilities in high-growth solutions and services areas, including ServiceNow and cloud native capabilities.
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
Business and Operational Risks
The outbreak of the novel coronavirus ("COVID-19") pandemic has adversely impacted and could continue to adversely impact our business and results of operations and could also adversely impact our cash flows, financial condition and liquidity.
The global spread of COVID-19 continues to create significant macroeconomic uncertainty, volatility and disruption. Many governments and health authorities have implemented recommendations or mandates intended to slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, or social distancing measures, resulting in modified operations of various businesses including ours, and these measures may remain in place for a significant period of time. While some of these restrictions have been lifted or eased in certain jurisdictions, the resurgence of COVID-19 in other jurisdictions has slowed, and in some cases reversed, the reopening process. We could experience disruptions, including as a result of resurgences of COVID-19, that prevent us from meeting the demands of our customers, such as product constraints from our vendor partners and wholesale distributors and other disruptions to our supply chain, disruptions in or restrictions on the ability of our coworkers to work effectively, temporary closures of our distribution facilities, modifications in the operation of facilities that remain open and disruptions of commercial delivery services. The impact of COVID-19 and measures implemented to slow the spread have caused and could continue to cause delay in, or limit the ability of, our customers to make timely payments to us and could materially increase our costs. In addition, the pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, including the US, the UK and Canada. During the COVID-19 pandemic and even after it has subsided, we may experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn or volatility, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices.
Individually and collectively, the consequences of the COVID-19 pandemic have adversely impacted and could continue to adversely impact our business and results of operations and could also adversely impact our cash flows, financial condition and liquidity. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, the severity and further spread of the outbreak, future resurgences and reimplementation of closures, the availability, efficacy and acceptance of a vaccine, and actions taken to contain the virus, and the effectiveness of these actions and how quickly and to what extent normal economic and operating conditions can resume and be sustained. The COVID-19 pandemic has and may continue to have the effect of heightening many of the other risks described in this "Risk Factors" section.
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
We purchase the products included in our portfolio both directly from our vendor partners and from wholesale distributors. Although we purchase from a diverse vendor base, in 2020, products we purchased from wholesale distributors Ingram Micro, SYNNEX and Tech Data each represented approximately 10% of total US purchases. In addition, sales of products manufactured by Apple, Cisco, Dell EMC, HP Inc., Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented approximately 60% of our 2020 consolidated Net sales. Sales of products manufactured by Dell EMC and HP Inc. represented approximately 25% of our 2020 consolidated Net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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
Our current competition includes:
•resellers, such as Computacenter, Connection, ePlus, Insight Enterprises, NTT, Presidio, SCC, Softchoice, World Wide Technology and many smaller resellers;
•manufacturers who sell directly to customers, such as Adobe, Apple, Dell EMC, HP Inc. and Hewlett Packard Enterprise;
•large service providers and system integrators, such as Accenture, Dell EMC, Hewlett Packard Enterprise and IBM;
•communications service providers, such as AT&T, CenturyLink and Verizon;
•cloud providers, such as Amazon Web Services, Google and Microsoft;
•e-tailers, such as Amazon and Newegg; and
•retailers (including their e-commerce activities), such as Office Depot and Staples.
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
Our success is dependent on the accuracy, proper utilization and continuing maintenance and development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, e-commerce and mobile systems, as well as our operational platforms, including voice and data networks and power systems. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:
•conduct business with our customers, including delivering services and solutions to them;
•manage our inventory, accounts receivable and accounts payable;
•support planned growth in services and solutions and continued evolution of the business;
•purchase, sell, ship and invoice our hardware and software products and provide and invoice our services efficiently and on a timely basis; and
•maintain our cost-efficient operating model while scaling our business.
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
Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers and others. In connection with our services business, some of our coworkers have access to our customers' confidential data and other information. Additionally, third parties, such as data center colocation and hosted solution partners, provide services to us and as a component of our services delivery to customers. These third parties could also be a source of security risk in the event of a failure of their own security systems and infrastructure. We have privacy and data security policies, practices and controls in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers we share confidential information with, or from which we acquire software and/or hardware for our own internal use, expands as our business grows and the complexity of our business overall increases, and as more business activities have shifted online due to the COVID-19 pandemic, we could be exposed to increased risks from breaches in security, including those from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks. The evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations and nation-states, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, make it increasingly challenging to anticipate and adequately mitigate these risks.
Breaches in security could expose us, our supply chain, our customers or other individuals to significant disruptions and a risk of public disclosure, loss or misuse of this information. Security breaches could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, as well as the loss of existing or potential customers and damage to our brand and reputation. Moreover, media or other reports of perceived vulnerabilities in our network security or perceived lack of security within our environment, even if inaccurate, could materially adversely impact our reputation and business. The cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.
If we or our third-party service providers fail to provide high-quality services to our customers, our reputation, business, results of operations or cash flows could be adversely affected.
Our services include field services, managed services, warranties, configuration services, partner services and telecom services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. We also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high-quality services to our customers or such services result in an unplanned disruption of our customers' businesses, this could, among other things, result in legal claims and proceedings and liability for us. Moreover, as we expand our services and solutions business and provide increasingly complex services and solutions, we may be exposed to additional operational, regulatory and other risks. We also could incur liability for failure to comply with the rules and regulations applicable to the new services and solutions we provide to our customers. If any of the foregoing were to occur, our reputation with our customers, our brand and our business, results of operations or cash flows could be adversely affected.
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
We have two warehouse and distribution facilities in the US and one in the UK. If the warehouse and distribution equipment or operations at one of our distribution centers were to be seriously damaged or disrupted by a natural disaster or other adverse occurrence, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate numerous facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation and hosted solution partners, provide services as a component of our services delivery to customers. A natural disaster or other adverse occurrence at any of our major sales offices or third-party provider locations could negatively impact our business, results of operations or cash flows.
Increases in the cost of commercial delivery services or disruptions of those services could materially adversely impact our business.
We generally ship hardware products to our customers by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services (including those that may result from an increase in fuel or personnel costs or a need to use higher cost delivery channels during periods of increased demand), our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers or periods of increased demand on delivery services could materially adversely affect our ability to deliver or receive products on a timely basis.
We are exposed to accounts receivable and inventory risks.
We extend credit to our customers for a significant portion of our sales, typically on 30-day payment terms. We are subject to the risk that our customers may not pay for the products they have purchased, or may pay at a slower rate than we have historically experienced, or may seek extended payment terms. This risk is heightened during periods of global or industry-specific economic downturn or uncertainty, during periods of rising interest rates or, in the case of public sector customers, during periods of budget constraints. Significant failures of customers to timely pay all amounts due to us could adversely affect our business, results of operations or cash flows.

We are also exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments that created more rapid obsolescence or if our vendor partners were to change their terms and conditions, our inventory risks could increase. We also from time to time take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendor partners or we may decide to carry high inventory levels of certain products that have limited or no return privileges due to customer demand or request or to manage supply chain interruptions. If we purchase inventory in anticipation of customer demand that does not materialize, or if customers reduce or delay orders, and if we were unable to return the inventory to a vendor partner, we would be exposed to an increased risk of inventory obsolescence.
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
In addition, our financial results could be adversely affected by financial adjustments required by generally accepted accounting principles in the United States of America ("US GAAP") in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
Our future operating results may fluctuate significantly, which may result in volatility in the market price of our stock and could impact our ability to operate our business effectively.
We may experience significant variations in our future quarterly results of operations. These fluctuations may cause the market price of our common stock to be volatile and may result from many factors, including the condition of the technology industry in general, shifts in demand and pricing for hardware, software and services and the introduction of new products or upgrades. Further, if our customers’ businesses are adversely affected by the impact of COVID-19, they might delay or reduce purchases from us, which could adversely affect our results of operations.
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

Macroeconomic and Industry Risks
Global and regional economic and political conditions may have an adverse impact on our business.
Weak economic conditions generally, sustained uncertainty about global economic and political conditions, government spending cuts and the impact of new government policies (including the introduction of new or increased taxes), or a tightening of credit markets, including as a result of the COVID-19 pandemic, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there continues to be uncertainty regarding the economic and other impacts of the UK's phased exit from the European Union ("EU") in 2020, referred to as "Brexit". An agreement was reached between the UK and the EU in relation to their future relationship in certain areas, which included a new trade and cooperation agreement relating principally to the free trade in goods (the "EU-UK Trade and Cooperation Agreement"). While the EU-UK Trade and Cooperation Agreement provides clarity in respect of the free trade in goods between the UK and the EU, there remain uncertainties related to the stability and effects of the new relationship. Potential adverse consequences of Brexit and the uncertainties around EU-UK Trade and Cooperation Agreement include global market uncertainty, volatility in currency exchange rates, additional costs and operational burdens associated with increased operational restrictions on imports and exports between the UK and other countries and potentially increased regulatory complexities, each of which could have a negative impact on our business, financial condition or results of operations. We have established a presence in the Netherlands to help address future developments, as needed, for Brexit, which could add complexity to our European operations as well as result in higher costs associated with serving our customers.
The interruption of the flow of products from suppliers could disrupt our supply chain.
Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters, political or social unrest, pandemics (such as the COVID-19 pandemic) or other public health crises, or other adverse occurrences affecting any of our suppliers' facilities, could disrupt our supply chain. We could experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.
Our supply chain is also exposed to risks related to international operations. While we purchase our products primarily in the markets we serve (for example, products for US customers are sourced in the US), our vendor partners manufacture or purchase a significant portion of the products we sell outside of the US, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the US. Other events related to international operations that could cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations, including the adoption or expansion of trade restrictions;
•the imposition of additional duties, tariffs and other charges on imports and exports, including any resulting retaliatory tariffs or charges and any reductions in the production of products subject to such tariffs and charges;
•foreign currency fluctuations; and
•restrictions on the transfer of funds.
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
Our sales to our public sector customers and our other customers that do business with our public sector customers are impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (such as budget cuts or limitations or temporary shutdowns of government operations), shifts in budget priorities or reductions in revenue levels, could cause our impacted public sector customers or our other customers that do business with impacted public sector customers to reduce or delay their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. Additionally, such adverse change in government spending policies, shifts in budget priorities or reductions in revenue levels could impact cash collections from contracts with our impacted public sector customers or other customers that do business with impacted public sector customers, which could adversely affect our business, results of operations or cash flows.
Legal and Regulatory Risks
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
We also are subject to proceedings, investigations and audits by federal, state, international, national, provincial and local authorities, including as a result of our significant sales to governmental entities. We also are subject to audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various programs and contracts. In addition, we are subject to indemnification claims under various contracts.
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
In light of the global nature of our business, our operations are subject to numerous complex federal, state, provincial, local and foreign laws and regulations in a number of areas, including labor and employment, advertising, e-commerce, tax, trade, import and export requirements, economic and trade sanctions, anti-corruption, data privacy requirements (including those under the European Union General Data Protection Regulation and the California Consumer Privacy Act), anti-competition, environmental and health and safety. The evaluation of, and compliance with these laws, regulations and similar requirements may be onerous and expensive, and these laws and regulations may have other adverse impacts on our business, results of operations or cash flows. Furthermore, these laws and regulations are evolving and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance.
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
As of December 31, 2020, we had $3.9 billion of total long-term debt outstanding and $525 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $1.0 billion under our senior secured asset-based revolving credit loan facility (the "Revolving Loan") after taking into account borrowing base limitations and an additional £50 million ($68 million) under our CDW UK revolving credit facility. Our level of indebtedness could have important consequences, including the following:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries' debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•requiring us to comply with restrictive covenants in our senior credit facilities and indentures, which limit the manner in which we conduct our business;
•making it more difficult for us to obtain vendor financing from our vendor partners, including original equipment manufacturers and software publishers;
•limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
•placing us at a competitive disadvantage compared to any of our less-leveraged competitors;
•increasing our vulnerability to both general and industry-specific adverse economic conditions; and
•limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.
Restrictive covenants under our senior credit facilities and, to a lesser degree, our indentures may adversely affect our operations and liquidity.
Our senior credit facilities and, to a lesser degree, our indentures contain, and any future indebtedness of ours may contain, various covenants that limit our ability to, among other things:
•incur or guarantee additional debt;
•pay dividends or make distributions to holders of our capital stock or to make certain other restricted payments or investments;
•repurchase or redeem capital stock;
•make loans, capital expenditures or investments or acquisitions;

•receive dividends or other payments from our subsidiaries;
•enter into transactions with affiliates;
•pledge our assets as collateral;
•merge or consolidate with other companies or transfer all or substantially all of our assets;
•transfer or sell assets, including capital stock of subsidiaries; and
•prepay, repurchase or redeem debt.
As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. A breach of any of these covenants or any of the other restrictive covenants would result in a default under our senior credit facilities. Upon the occurrence of an event of default under our senior credit facilities, the lenders:
•will not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable; or
•could require us to apply all of our available cash to repay these borrowings.
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
In addition, under our Revolving Loan, we are permitted to borrow an aggregate amount of up to $1.5 billion. However, our ability to borrow under our Revolving Loan is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of CDW LLC and its subsidiary guarantors' eligible accounts receivable (net of accounts receivable reserves) (up to 30% of such eligible accounts receivable which can consist of federal government accounts receivable) plus the lesser of (i) 75% of CDW LLC and its subsidiary guarantors' eligible inventory (valued at cost and net of inventory reserves) and (ii) the product of 85% multiplied by the net orderly liquidation value percentage multiplied by eligible inventory (valued at cost and net of inventory reserves), less reserves (other than accounts reserves and inventory reserves). The borrowing base in effect as of December 31, 2020 was $2.2 billion and, therefore, did not restrict our ability to borrow under our Revolving Loan as of that date.
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
If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•our debt holders could declare all outstanding principal and interest to be due and payable;
•the lenders under our senior credit facilities could foreclose against the assets securing the borrowings from them and the lenders under our Revolving Loan and CDW UK revolving credit facility could terminate their commitments to lend us money; and
•we could be forced into bankruptcy or liquidation.
We and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness, the risks associated with our level of indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2020, we had $1.0 billion available for additional borrowing under our Revolving Loan after taking into account borrowing base limitations and an additional £50 million ($68 million) available under our CDW UK revolving credit facility.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2020, we had $1.5 billion of variable rate debt outstanding. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate cap agreements in the future on acceptable terms or that such caps or the caps we have in place now will be effective.
The London Inter-bank Offered Rate ("LIBOR") and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.
Certain of our credit facilities, including our senior secured term loan facility and our Revolving Loan, have variable interest rates using LIBOR as a benchmark rate, and we have entered into interest rate cap agreements with respect to the senior secured term loan facility that are based on LIBOR. As of December 31, 2020, $1.5 billion of our total debt outstanding bears interest at variable interest rates using LIBOR as a benchmark rate. The LIBOR and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom's Financial Conduct Authority, which regulates the LIBOR administrator, previously announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021. However, for US dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for the most common tenors (overnight and one, three, six and 12 months). As to those tenors, the LIBOR administrator has published a consultation regarding its intention to cease publication of US dollar LIBOR as of June 30, 2023 (instead of December 31, 2021, as previously expected). Moreover, the LIBOR administrator’s consultation also relates to the LIBOR administrator’s intention to cease publication of non-US dollar LIBOR after 2021. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published until any particular date. Additionally, the US Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, announced the replacement of US dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by US Treasury securities, called the Secured Overnight Financing Rate ("SOFR"). Whether or not SOFR attains market traction as a LIBOR replacement for US dollar-denominated instruments, and whether other benchmarks will attain traction in other markets, remains in question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, interest rates on our current or future debt obligations and hedging instruments may be adversely affected and we may need to renegotiate the agreements governing such obligations or instruments. Although the agreement governing our senior secured term loan facility contains provisions for amending the applicable term loan interest rates if LIBOR is discontinued or cannot be determined, any such amendments will be contingent on our ability to negotiate new "benchmark" rates, spreads and calculation methods with the administrative agent and lenders under such facility. We may be unable to negotiate an acceptable alternative to LIBOR, or if we do agree to amend the facility, the new "benchmark" may perform differently than LIBOR or cause other unanticipated consequences, which could adversely affect our interest expense, related debt obligations and our interest rate cap agreements.
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
The market price for our common stock may be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased such shares, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including the risk factors described in this Annual Report on Form 10-K and the following:
•changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to maintain coverage of our common stock;
•downgrades by any securities analysts who follow our common stock;
•future sales of our common stock by our officers, directors and significant stockholders;
•market conditions or trends in our industry or the economy as a whole;
•investors' perceptions of our prospects;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and
•changes in key personnel.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our Board of Directors. These provisions:
•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•generally prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

•provide that special meetings of the stockholders can only be called by or at the direction of our Board of Directors pursuant to a written resolution adopted by the affirmative vote of the majority of the total number of directors that the Company would have if there were no vacancies;
•establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•provide that our Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws.
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
We expect to continue to pay a cash dividend on our common stock. However, any determination to pay dividends in the future will be at the discretion of our Board of Directors. Any determination to pay dividends on, or repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors our Board of Directors deems relevant. In addition, our ability to pay dividends on, or repurchase, shares of our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. There can be no assurance that we will continue to pay a dividend at the current rate or at all or that we will continue to repurchase shares of our common stock. If we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2020, we owned or leased a total of 2.5 million square feet of space, primarily in the US, UK and Canada. We own two properties: a 513,000 square foot distribution center in North Las Vegas, Nevada, and a combined office and a 442,000 square foot distribution center in Vernon Hills, Illinois. In addition, we conduct sales, services and administrative activities in various locations primarily in the US, UK and Canada.
We believe our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, generally within the next 16 years.

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
As of December 31, 2020, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
The following table lists the name, age as of February 26, 2021 and positions of each executive officer of the Company.

Name	Age	Position
Christine A. Leahy	56	President and Chief Executive Officer and member of our Board of Directors since January 2019; Chief Revenue Officer from July 2017 to December 2018; Senior Vice President - International, Chief Legal Officer, and Corporate Secretary from May 2016 to July 2017; Senior Vice President, General Counsel and Corporate Secretary from January 2007 to May 2016.
Sona Chawla	53	Chief Growth and Innovation Officer since January 2020; President, Kohl's Corporation (an omnichannel retailer) from May 2018 to October 2019 and Chief Operating Officer from November 2015 to May 2018.
Elizabeth H. Connelly	56
Chief Human Resources Officer and Senior Vice President, Coworker Services since December 2018; Managing Director and Head, Commercial Bank Healthcare, Higher Education and Not-for-Profit Banking at J.P. Morgan Chase & Company (a global financial services firm) from March 2012 to December 2018.

Christina M. Corley	53
Chief Commercial and Operating Officer since January 2020; Chief Operating Officer from January 2019 to January 2020; Senior Vice President, Commercial and International Markets from July 2017 to December 2018; Senior Vice President, Corporate Sales from September 2011 to July 2017.

Collin B. Kebo	54
Senior Vice President and Chief Financial Officer since January 2018; Vice President, Financial Planning and Analysis from December 2008 to December 2017; Chief Financial Officer - International from May 2016 to December 2017.

Frederick J. Kulevich	55	Senior Vice President, General Counsel and Corporate Secretary since October 2017; Vice President and Deputy General Counsel from May 2016 to October 2017; Vice President and Assistant General Counsel from May 2014 to May 2016; Senior Director, Ethics and Compliance from July 2006 to May 2014.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market since June 27, 2013 under the symbol "CDW."
Holders
As of February 23, 2021, there were 12 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 10, 2021, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.400 per share. The dividend will be paid on March 10, 2021 to all stockholders of record as of the close of business on February 25, 2021.
We expect to continue to pay quarterly cash dividends on our common stock in the future, but such payments remain at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. For additional information on our cash resources and needs and restrictions on our ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included elsewhere in this report. For additional information on restrictions on our ability to pay dividends, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On February 7, 2019, we announced that our Board of Directors authorized a $1.0 billion increase to our share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors. On February 10, 2021, we announced that our Board of Directors authorized a $1.25 billion increase to our share repurchase program.
In March 2020, we elected to temporarily suspend share repurchases as a precautionary measure in light of the COVID-19 pandemic. We made no share repurchases during the second and third quarters of 2020. In November 2020, we resumed our share repurchase program.
Information relating to the Company's purchases of its common stock during the quarter ended December 31, 2020 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
October 1 through October 31, 2020	—	$—	—	$538.0
November 1 through November 30, 2020	0.7	$136.13	0.7	$446.1
December 1 through December 31, 2020	0.8	$131.91	0.8	$338.0
Total	1.5		1.5
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases.
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
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2015 through and including the market close on December 31, 2020, with the cumulative total return for the same time period of the same amount invested in the S&P 500 Index and a peer group index. Our peer group index for 2020 consists of the following companies: Arrow Electronics, Inc., Avnet, Inc., CGI Group Inc., Cognizant Technology Solutions Corporation, DXC Technology Company, Genuine Parts Company, Henry Schein, Inc., Insight Enterprises, Inc., LKQ Corporation, Patterson Companies, Inc., SYNNEX Corporation, W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; (vi) similar margins; (vii) comparable percentage of international sales; (viii) frequently identified as a peer by the other peer companies or Institutional Shareholder Services Inc.; or (ix) identified by the Company as a competitor.
The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Cumulative Total Shareholder Return
$400
$300
$200
$100
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
CDW Corp
S&P 500 Index
CDW Peers

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
CDW Corp	$100	$125	$169	$199	$355	$332
S&P 500 Index	$100	$110	$131	$123	$158	$184
CDW Peers	$100	$124	$139	$118	$145	$157

Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
The selected financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related notes. Items that materially impact the comparability of the results over the last five years are discussed below the table.

	Year Ended December 31,
(dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
Statement of Operations Data:
Net sales	$18,467.5	$18,032.4	$16,240.5	$14,832.9	$13,672.7
Cost of sales	15,257.4	14,992.5	13,533.6	12,382.7	11,344.4
Gross profit	3,210.1	3,039.9	2,706.9	2,450.2	2,328.3
Selling and administrative expenses	2,030.9	1,906.3	1,719.6	1,583.7	1,508.3
Operating income	1,179.2	1,133.6	987.3	866.5	820.0
Interest expense, net	(154.9)	(159.4)	(148.6)	(150.5)	(146.5)
Other (expense) income, net	(22.0)	(24.5)	1.8	(55.3)	(0.3)
Income before income taxes	1,002.3	949.7	840.5	660.7	673.2
Income tax expense	(213.8)	(212.9)	(197.5)	(137.6)	(248.1)
Net income	$788.5	$736.8	$643.0	$523.1	$425.1
Net income per common share:
Basic	$5.53	$5.08	$4.26	$3.37	$2.60
Diluted	$5.45	$4.99	$4.19	$3.31	$2.56

Cash dividends declared per common share	$1.5400	$1.2650	$0.9250	$0.6900	$0.4825

Balance Sheet Data (at period end):
Cash and cash equivalents	$1,410.2	$154.0	$205.8	$144.2	$263.7
Working capital	2,055.2	842.7	993.7	874.2	959.9
Total assets	9,344.7	7,999.4	7,167.7	6,966.7	6,958.4
Total debt and finance lease obligations(1)(2)	3,927.2	3,317.3	3,209.1	3,236.7	3,236.6
Total stockholders' equity	1,297.1	960.3	975.2	985.6	1,047.9

Other Financial Data:
Capital expenditures	$158.0	$236.3	$86.1	$81.1	$63.5
Gross profit as a percentage of Net sales	17.4%	16.9%	16.7%	16.5%	17.0%
Non-GAAP operating income(3)	$1,404.6	$1,368.4	$1,216.6	$1,106.8	$1,048.3
Non-GAAP net income(4)	954.4	902.1	794.3	605.9	569.7

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,314.3	$1,027.2	$905.9	$777.7	$604.0
Investing activities	(201.0)	(331.4)	(86.1)	(81.1)	(65.9)
Financing activities	138.8	(749.8)	(754.8)	(818.7)	(304.6)

(1)Excludes borrowings of $525 million, $430 million, $429 million, $498 million and $580 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively, under our inventory financing agreements. We do not include these borrowings in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense or late fees under these agreements.

(2)On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and applied the requirements retrospectively. As such, the lease obligations included in this line are classified as finance leases for the years ended December 31, 2020 and 2019, and as capital leases for the years ended December 31, 2018, 2017 and 2016.
(3)Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, a workforce reduction program, and acquisition and integration expenses. Non-GAAP operating income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe Non-GAAP operating income provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as this measure removes the impact of items that management believes are not reflective of underlying operating performance. Management uses this measure to evaluate period-over-period performance as management believes it provides a more comparable measure of the underlying business.
The following unaudited table sets forth a reconciliation of Operating income to Non-GAAP operating income for the periods presented:

	Year Ended December 31,
(dollars in millions)	2020	2019	2018	2017	2016
Operating income, as reported	$1,179.2	$1,133.6	$987.3	$866.5	$820.0
Amortization of intangibles(1)	158.1	178.5	182.7	185.1	187.2
Equity-based compensation	42.5	48.5	40.7	43.7	39.2
Workforce reduction charges	8.5	—	—	—	—
Other adjustments(2)	16.3	7.8	5.9	11.5	1.9
Non-GAAP operating income	$1,404.6	$1,368.4	$1,216.6	$1,106.8	$1,048.3
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the consolidation of office space and relocation of the downtown Chicago office, settlement of litigation matters, and acquisition and integration expenses.
(3)
(4)Non-GAAP net income excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, net loss on extinguishment of long-term debt, a workforce reduction program, acquisition and integration expenses, and the associated tax effects of each. Non-GAAP net income is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company's performance or financial position that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Non-GAAP net income provides analysts, investors and management with helpful information regarding the underlying operating performance of our business, as this measure removes the impact of items that management believes are not reflective of underlying operating performance. Management uses this measure to evaluate period-over-period performance as management believes it provides a more comparable measure of the underlying business.

The following unaudited table sets forth a reconciliation of Net income to Non-GAAP net income for the periods presented:

	Year Ended December 31,
(dollars in millions)	2020	2019	2018	2017	2016
Net income	$788.5	$736.8	$643.0	$523.1	$425.1
Amortization of intangibles(1)	158.1	178.5	182.7	185.1	187.2
Equity-based compensation	42.5	48.5	40.7	43.7	39.2
Net loss on extinguishments of long-term debt	27.3	22.1	—	57.4	2.1
Workforce reduction charges	8.5	—	—	—	—
Other adjustments(2)	16.3	7.8	5.9	11.5	1.9
Aggregate adjustments for income taxes(3)	(86.8)	(91.6)	(78.0)	(214.9)	(85.8)
Non-GAAP net income	$954.4	$902.1	$794.3	$605.9	$569.7
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the consolidation of office space and relocation of the downtown Chicago office, consolidation of office space, settlement of litigation matters, the favorable resolution of a local sales tax matter, and acquisition and integration expenses.
(3)Aggregate adjustments for income taxes consists of the following:

	Year Ended December 31,
(dollars in millions)	2020	2019	2018	2017	2016
Total Non-GAAP adjustments	$252.7	$256.9	$229.3	$297.7	$230.4
Weighted-average statutory effective rate	25.0%	25.0%	25.0%	36.0%	36.0%
Income tax	(63.2)	(64.2)	(57.3)	(107.2)	(82.9)
Deferred tax adjustment due to law changes	2.7	0.3	0.5	1.3	(1.5)
Excess tax benefits from equity-based compensation	(26.3)	(24.5)	(19.1)	(36.2)	(1.8)
Discrete tax benefit related to CDW Canada's acquisition of Scalar	—	(3.0)	—	—	—
Tax Cuts and Jobs Act	—	—	(1.9)	(75.5)	—
Non-deductible adjustments and other	—	(0.2)	(0.2)	2.7	0.4
Total aggregate adjustments for income taxes	$(86.8)	$(91.6)	$(78.0)	$(214.9)	$(85.8)

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
Overview
CDW Corporation, a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology ("IT") solutions to small, medium and large business, government, education and healthcare customers in the US, the UK and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise, hybrid and cloud capabilities across data center and networking, digital workspace, security and virtualization.
We are vendor, technology, and consumption model "agnostic", with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 7,000 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers ("OEMs"), software publishers and cloud providers (collectively, our "vendor partners"), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
For a discussion of results for the year ended December 31, 2019, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020.
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

•The global spread of the novel coronavirus ("COVID-19") pandemic continues to create significant macroeconomic uncertainty, volatility and disruption. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, severity and further spread of the outbreak, future resurgences and reimplementation of closures, the availability, efficacy and acceptance of a vaccine, and the actions taken to contain the virus, and the effectiveness of these actions and how quickly and to what extent normal economic and operating conditions can resume and be sustained. We have mobilized our resources to help ensure the well-being and safety of our coworkers, business continuity, a strong capital position and adequate liquidity. Our efforts have included:
•Continued focus on the well-being and safety of our coworkers, leveraging standing crisis management protocols and following guidelines from public health authorities and state and local governments. During 2020, we implemented precautions to help keep our coworkers healthy and safe, including activating a cross-functional response team led by senior leadership, moving to remote work for our office coworkers, and implementing safety protocols at our distribution centers, including social distancing measures, segmented shifts, additional personal protective equipment, enhanced facility cleanings, and temperature screening for anyone entering the facilities. All distribution and configuration centers are considered essential businesses and continue to be operational. Our office coworkers continue to work remotely.
•Remote enablement, operations continuity, and security are customer focus areas to manage remote environments at scale and to prepare to be remote longer. Customers are focused on initiatives to reduce costs, optimize resources, and leverage technology for better customer and employee experiences through digital transformation. We have orchestrated solutions by leveraging client devices, accessories, collaboration tools, security, software and hybrid and cloud offerings to help customers build these capabilities and achieve their objectives.
•Increasing our provision for credit losses during the year ended December 31, 2020 as a result of the expected economic impact of the COVID-19 pandemic. We continue to monitor cash collections and credit limits of our customers to manage the risk of uncollectible receivables.
•Closely monitoring our cost structure and liquidity position relative to the overall demand environment. We took measures to enhance liquidity, including completing a $600 million senior notes issuance in April 2020, leveraging the lower interest rate environment by refinancing one of our higher interest rate senior notes in August 2020, implementing cost savings initiatives and suspending temporarily share repurchases from March 2020 through October 2020.
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
•The new UK/European Union ("EU") trade deal due to the UK’s exit from the EU (referred to as "Brexit") that came into effect on January 1, 2021 eased concerns over restrictions of imports and exports, but it increased regulatory complexities that may adversely impact our business.
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
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. For the definitions of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis and reconciliations to the most directly comparable US GAAP measure, see "Results of Operations - Non-GAAP Financial Measure Reconciliations."
The results of certain key business metrics are as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Net sales	$18,467.5	$18,032.4	$16,240.5
Gross profit	3,210.1	3,039.9	2,706.9
Operating income	1,179.2	1,133.6	987.3
Net income	788.5	736.8	643.0
Non-GAAP operating income	1,404.6	1,368.4	1,216.6
Non-GAAP net income	954.4	902.1	794.3
Average daily sales(1)	72.7	71.0	63.9
Net debt(2)	2,517.0	3,163.3	3,002.8
Cash conversion cycle (in days)(3)	17	18	19
(1)    There were 254 selling days for each of the years ended December 31, 2020, 2019, and 2018.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Year Ended December 31,
	2020		2019
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$18,467.5	100.0%	$18,032.4	100.0%
Cost of sales	15,257.4	82.6	14,992.5	83.1
Gross profit	3,210.1	17.4	3,039.9	16.9
Selling and administrative expenses	2,030.9	11.0	1,906.3	10.6
Operating income	1,179.2	6.4	1,133.6	6.3
Interest expense, net	(154.9)	(0.8)	(159.4)	(0.9)
Other expense, net	(22.0)	(0.1)	(24.5)	(0.1)
Income before income taxes	1,002.3	5.4	949.7	5.3
Income tax expense	(213.8)	(1.2)	(212.9)	(1.2)
Net income	$788.5	4.3%	$736.8	4.1%
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Year Ended December 31,
	2020		2019
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$6,846.0	37.1%	$7,499.0	41.6%	$(653.0)	(8.7)%

Small Business	1,397.1	7.6	1,510.3	8.4	(113.2)	(7.5)

Public:
Government	2,978.5	16.1	2,519.3	14.0	459.2	18.2
Education	3,458.1	18.7	2,411.6	13.4	1,046.5	43.4
Healthcare	1,701.1	9.2	1,933.9	10.7	(232.8)	(12.0)
Total Public	8,137.7	44.0	6,864.8	38.1	1,272.9	18.5

Other	2,086.7	11.3	2,158.3	12.0	(71.6)	(3.3)

Total Net sales	$18,467.5	100.0%	$18,032.4	100.0%	$435.1	2.4%
(1)There were 254 selling days for both the years ended December 31, 2020 and 2019.

Total Net sales for the year ended December 31, 2020 increased $435 million, or 2.4%, to $18,468 million, compared to the prior year. The impact of foreign currency fluctuations did not have an impact to Net sales growth. For additional information, see "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.

For the year ended December 31, 2020, Net sales growth was driven by Education and Government customers prioritizing integrated solutions including notebooks, accessories and services to support remote enablement and the Census project. These Public customer increases were partially offset by decreases in most hardware categories in our other business segments due to the impact of the COVID-19 pandemic on customer demand. For additional information, see Note 18 (Segment Information) to the accompanying Consolidated Financial Statements.

Corporate segment Net sales for the year ended December 31, 2020 decreased $653 million, or 8.7%, compared to the year ended December 31, 2019. The decrease was primarily driven by decreases across all major hardware categories due to the impact of the COVID-19 pandemic on customer demand, partially offset by an increase in software.
Small Business segment Net sales for the year ended December 31, 2020 decreased by $113 million, or 7.5%, compared to the year ended December 31, 2019. The decrease was primarily driven by decreases across all major hardware categories due to the impact of the COVID-19 pandemic on customer demand.
Public segment Net sales for the year ended December 31, 2020 increased $1,273 million, or 18.5%, compared to the year ended December 31, 2019. The increase was primarily driven by growth in Education and Government customers. Net sales to Education customers increased 43.4% primarily driven by notebooks/mobile devices as schools invested in remote enablement. Net sales to Government customers increased 18.2% primarily driven by the continued delivery on the Census project comprised of other hardware, including accessories and smartphones, and services. Increases in notebooks/mobile devices also contributed to growth in Government customers due to agencies investing in remote enablement and device refreshes. Net sales to Healthcare customers decreased 12.0% primarily driven by decreases across most hardware categories, as well as decreases in software and services as hospitals experienced budget pressures and delayed projects.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the year ended December 31, 2020 decreased $72 million, or 3.3%, compared to the year ended December 31, 2019. Net sales for Canadian operations decreased across all hardware categories, with the exception of notebooks/mobile devices. Net sales for UK operations increased primarily driven by increases in notebooks/mobile devices and software, partially offset by decreases across most other major hardware categories. The impact of foreign currency exchange decreased Other Net sales by approximately 10 basis points, primarily due to the unfavorable translation of the Canadian dollar and British pound to the US dollar.
Gross profit
Gross profit increased $170 million, or 5.6%, to $3,210 million for the year ended December 31, 2020, compared to $3,040 million for the year ended December 31, 2019. As a percentage of Net sales, Gross profit margin increased 50 basis points to 17.4% for the year ended December 31, 2020. Gross profit margin was positively impacted by product margin and the mix of netted down revenues that are booked net of cost of goods sold, primarily software as a service.
Selling and administrative expenses
Selling and administrative expenses increased $125 million, or 6.5%, to $2,031 million for the year ended December 31, 2020, compared to $1,906 million for the year ended December 31, 2019. The increase was primarily due to higher payroll expenses consistent with higher Gross profit, higher average coworker count and coworker compensation investments, and a higher provision for credit losses driven by increased reserves reflecting the expected economic impact of the COVID-19 pandemic. The increase was partially offset by cost saving measures, including decreased travel and entertainment. Total coworker count was 9,982, up 86 from 9,896 at December 31, 2019 due to our recent acquisition.
As a percentage of total Net sales, Selling and administrative expenses increased 40 basis points to 11.0% for the year ended December 31, 2020, compared to 10.6% for the year ended December 31, 2019 primarily due to higher payroll expenses and a higher provision for credit losses, partially offset by lower travel and entertainment.

Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change was as follows:

	Year Ended December 31,
	2020		2019
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$489.5	7.2%	$585.1	7.8%	(16.3)%
Small Business	99.0	7.1	107.5	7.1	(7.8)
Public	678.2	8.3	475.0	6.9	42.8
Other(2)	65.9	3.2	101.6	4.7	(35.0)
Headquarters(3)	(153.4)	nm*	(135.6)	nm*	13.6
Total Operating income	$1,179.2	6.4%	$1,133.6	6.3%	4.0%
* Not meaningful
(1)Segment operating income includes the segment's direct operating income, allocations for certain Headquarters' costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Includes Headquarters' function costs that are not allocated to the segments.
Operating income was $1,179 million for the year ended December 31, 2020, an increase of $46 million, or 4.0%, compared to $1,134 million for the year ended December 31, 2019. Operating income increased primarily due to higher Gross profit dollars and cost saving measures implemented during the year, partially offset by higher payroll expenses and a higher provision for credit losses. Total operating margin percentage increased 10 basis points to 6.4% for the year ended December 31, 2020, from 6.3% for the year ended December 31, 2019 primarily due to higher Gross profit margin and cost saving measures implemented during the year, partially offset by higher payroll expenses and a higher provision for credit losses as percentage of Net sales.
Corporate segment Operating income was $490 million for the year ended December 31, 2020, a decrease of $96 million, or 16.3%, compared to $585 million for the year ended December 31, 2019. Corporate segment Operating income decreased primarily due to lower Gross profit dollars and higher payroll expenses due to coworker compensation investments. Corporate segment operating margin percentage decreased 60 basis points to 7.2% for the for the year ended December 31, 2020, from 7.8% for the year ended December 31, 2019 primarily due higher payroll expenses and a higher provision for credit losses as a percentage of Net sales, partially offset by the mix of netted down revenue and cost saving measures.
Small Business segment Operating income was $99 million for the year ended December 31, 2020, a decrease of $9 million, or 7.8%, compared to $108 million for the year ended December 31, 2019. Small Business segment Operating income decreased primarily due to lower Gross profit dollars, a higher provision for credit losses and higher payroll expenses due to coworker compensation investments. Small Business segment operating margin percentage remained flat at 7.1% for both the year ended December 31, 2020 and 2019 primarily due to the mix of netted down revenue, partially offset by increased payroll expenses and a higher provision for credit losses as a percentage of Net sales.
Public segment Operating income was $678 million for the year ended December 31, 2020, an increase of $203 million, or 42.8%, compared to $475 million for the year ended December 31, 2019. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher sales payroll expenses. Public segment operating margin percentage increased 140 basis points to 8.3% for the year ended December 31, 2020, from 6.9% for the year ended December 31, 2019, primarily due to a mix into more profitable product offerings and services and by cost saving measures as a percentage of Net sales.
Other Operating income was $66 million for the year ended December 31, 2020, a decrease of $36 million, or 35.0%, compared to $102 million for the year ended December 31, 2019. Other Operating income decreased primarily due to lower Gross profit dollars, higher payroll expenses due to higher average coworker count and coworker compensation investments in addition to a higher provision for credit losses. Other operating margin percentage decreased 150 basis points to 3.2% for the year ended December 31, 2020, from 4.7% for the year ended December 31, 2019, primarily due to higher payroll expenses and a higher provision for credit losses as a percentage of Net sales.
Interest expense, net
Interest expense, net in 2020 was $155 million, a decrease of $4 million, compared to $159 million in 2019. This decrease was primarily due to paying a lower effective interest rate on the term loan in 2020 compared to the capped rate in 2019, partially offset by additional interest expense on the senior notes issued in April 2020.
Income tax expense
Income tax expense was $214 million in 2020, compared to $213 million in 2019. The effective income tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 21.3% and 22.4% for 2020 and 2019, respectively.
For 2020, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes, a discrete deferred tax expense as a result of an increase in the UK corporate tax rate, partially offset by excess tax benefits on equity-based compensation and tax benefits associated with new IRS regulations for global intangible low taxed income ("GILTI") and non-deductible expenses for the current and prior years. For 2019, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes, partially offset by tax credits, excess tax benefits on equity-based compensation and a tax benefit related to CDW Canada’s acquisition of Scalar. The 2020 effective tax rate was lower than 2019 primarily due to the tax benefits associated with the new IRS regulations for GILTI and lower non-deductible expenses.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, and Net sales growth on a constant currency basis for the years ended December 31, 2020 and 2019 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, a workforce reduction program and acquisition and integration expenses. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP income before income taxes and Non-GAAP net income exclude, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, net loss on extinguishment of long-term debt, a workforce reduction program, acquisition and integration expenses, and the associated tax effects of each. Net sales growth on a constant currency basis is defined as Net sales growth excluding the impact of foreign currency translation on net sales compared to the prior period.
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

Non-GAAP operating income
Non-GAAP operating income was $1,405 million for the year ended December 31, 2020, an increase of $37 million, or 2.6%, compared to $1,368 million for the year ended December 31, 2019. As a percentage of Net sales, Non-GAAP operating income was 7.6% for each of the years ended December 31, 2020 and 2019.

	Year Ended December 31,
(dollars in millions)	2020	2019
Operating income	$1,179.2	$1,133.6
Amortization of intangibles(1)	158.1	178.5
Equity-based compensation	42.5	48.5
Workforce reduction charges	8.5	—
Other adjustments(2)	16.3	7.8
Non-GAAP operating income	$1,404.6	$1,368.4
Non-GAAP operating income margin	7.6%	7.6%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes other expenses such as payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office, and acquisition and integration expenses.
Non-GAAP net income
Non-GAAP net income was $954 million for the year ended December 31, 2020, an increase of $52 million, or 5.8%, compared to $902 million for the year ended December 31, 2019.

	Year Ended December 31, 2020			Year Ended December 31, 2019
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$1,002.3	$(213.8)	$788.5	$949.7	$(212.9)	$736.8
Amortization of intangibles(2)	158.1	(36.8)	121.3	178.5	(44.6)	133.9
Equity-based compensation	42.5	(37.0)	5.5	48.5	(36.6)	11.9
Net loss on extinguishments of long-term debt	27.3	(6.8)	20.5	22.1	(5.5)	16.6
Workforce reduction charges	8.5	(2.1)	6.4	—	—	—
Other adjustments(3)	16.3	(4.1)	12.2	7.8	(4.9)	2.9
Non-GAAP	$1,255.0	$(300.6)	$954.4	$1,206.6	$(304.5)	$902.1
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

Net sales growth on a constant currency basis
Net sales increased $435 million, or 2.4%, to $18,468 million for the year ended December 31, 2020, compared to $18,032 million for the year ended December 31, 2019. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $438 million, or 2.4%.

	Year Ended December 31,
(dollars in millions)	2020	2019	% Change(1)
Net sales, as reported	$18,467.5	$18,032.4	2.4%
Foreign currency translation(2)	—	(2.5)
Net sales, on a constant currency basis	$18,467.5	$18,029.9	2.4%
(1)There were 254 selling days for both the years ended December 31, 2020 and 2019.
(2)Represents the effect of translating the prior period results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves US private sector business customers with more than 250 employees, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers. During 2020, we experienced variability compared to historic seasonality trends. As uncertainty due to COVID-19 remains, seasonality is expected to continue to be different than historical experience.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving credit facility. As of December 31, 2020, we also had $1.0 billion of availability for borrowings under our senior secured asset-based revolving credit facility and an additional £50 million ($68 million) under the CDW UK revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. During 2020, we bolstered our liquidity position by completing a $600 million senior notes issuance in April 2020, and leveraging the lower interest rate environment by refinancing one of our higher interest rate senior notes in August 2020. We also temporarily suspended share repurchases from March 2020 through October 2020. We took additional measures to enhance our liquidity by implementing various cost savings initiatives. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management, including accounts receivable.
Long-Term Debt and Financing Arrangements
On April 21, 2020, we completed the issuance of $600 million aggregate principal amount of 4.125% Senior Notes due May 2025 at par.
On August 13, 2020, we completed the refinance of $600 million aggregate principal amount of 5.000% Senior Notes due September 2025 through the issuance of $700 million aggregate principal amount of 3.250% Senior Notes due February 2029 at par.
As of December 31, 2020, we had total indebtedness of $3.9 billion, of which $1.5 billion was secured indebtedness. At December 31, 2020, we were in compliance with the covenants under our various credit agreements and indentures.
For additional information regarding our debt and refinancing activities, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements.

Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For additional information, see Note 7 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Share Repurchase Program
During 2020, we repurchased 2.6 million shares of our common stock for $341 million under the previously announced share repurchase program. During 2020, we temporarily suspended share repurchases from March 2020 through October 2020 as a precautionary measure in light of the COVID-19 pandemic. For additional information, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
A summary of 2020 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.380	February 6, 2020	February 25, 2020	March 10, 2020
$0.380	May 6, 2020	May 25, 2020	June 10, 2020
$0.380	August 4, 2020	August 25, 2020	September 10, 2020
$0.400	November 2, 2020	November 25, 2020	December 10, 2020
$1.540
On February 10, 2021, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.400 per share. The dividend will be paid on March 10, 2021 to all stockholders of record as of the close of business on February 25, 2021.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$1,314.3	$1,027.2
Investing activities	(201.0)	(331.4)

Net change in accounts payable - inventory financing	93.0	(1.3)
Other financing activities	45.8	(748.5)
Financing activities	138.8	(749.8)

Effect of exchange rate changes on cash and cash equivalents	4.1	2.2
Net increase (decrease) in cash and cash equivalents	$1,256.2	$(51.8)
Operating Activities
Cash flows from operating activities are as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019	Change
Net income	$788.5	$736.8	$51.7
Adjustments for the impact of non-cash items(1)	520.9	256.7	264.2
Net income adjusted for the impact of non-cash items(2)	1,309.4	993.5	315.9
Changes in assets and liabilities:
Accounts receivable(3)	(226.4)	(244.8)	18.4
Merchandise inventory(4)	(71.4)	(153.0)	81.6
Accounts payable-trade(5)	253.7	194.1	59.6
Other(6)	49.0	237.4	(188.4)
Net cash provided by operating activities	$1,314.3	$1,027.2	$287.1
(1)Includes items such as deferred income taxes, depreciation and amortization, and equity-based compensation expense.
(2)The change is due to stronger operating results driven by Gross profit growth and higher depreciation and amortization.
(3)The change is primarily due to improved collection performance partially offset by increased sales.
(4)The change is due to lower customer-driven and strategic stocking positions partially offset by timing of receipts and shipments.
(5)The change is primarily due to mixing into vendors with extended payment terms in 2021, increased sales and year-end inventory purchases.
(6)The change is primarily due to lower contract liabilities partially offset by higher accrued compensation expense in 2020 compared to 2019.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2020	2019
Days of sales outstanding (DSO)(1)	57	57
Days of supply in inventory (DIO)(2)	14	14
Days of purchases outstanding (DPO)(3)	(54)	(53)
Cash conversion cycle	17	18
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
The cash conversion cycle decreased to 17 days at December 31, 2020, compared to 18 days at December 31, 2019. DSO and DIO both remained unchanged at 57 days and 14 days, respectively. DPO increased by 1 day to 54 days driven by mixing into vendors with extended payment terms during the quarter compared to 2019.
Investing Activities
Net cash used in investing activities decreased $130 million in 2020 compared to 2019. The decrease was primarily due to decreased Capital expenditures of $78 million from fewer purchases of devices for the Census program and lower investments in acquisitions.
Financing Activities
Net cash provided by financing activities increased $889 million in the year ended December 31, 2020 compared to year ended December 31, 2019. The increase was primarily driven by the $600 million debt offering completed in April 2020, lower share repurchases and increased volume through our inventory financing arrangements, partially offset by decreased borrowings under our revolving credit facilities and higher dividend payments. For additional information regarding our debt activities, see Note 10 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments and operating leases. Our estimated future payments, based on undiscounted amounts, under contractual obligations that existed as of December 31, 2020, are as follows:

	Payments Due by Period
(dollars in millions)	Total	2021	2022-2023	2024-2025	2026 & Thereafter
Term Loan(1)	$1,577.4	$42.2	$83.6	$82.5	$1,369.1
CDW UK Term Loan(1)	56.5	56.5	—	—	—
Senior Notes due 2024(2)	701.5	31.6	63.3	606.6	—
Senior Notes due 2025(2)	711.4	24.8	49.5	637.1	—
Senior Notes due 2028(2)	791.3	25.5	51.0	51.0	663.8
Senior Notes due 2029(2)	893.5	22.9	45.5	45.5	779.6
Operating leases(3)	243.2	32.8	49.2	37.8	123.4
Total	$4,974.8	$236.3	$342.1	$1,460.5	$2,935.9

(1)Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest payments for variable rate debt were calculated using interest rates as of December 31, 2020. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.
(2)Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Interest on the Senior Notes is calculated using the stated interest rates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.
(3)For additional information, see Note 12 (Leases) to the accompanying Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations or liquidity.
Issuers and Guarantors of Debt Securities
Each series of our outstanding unsecured senior notes (the "Notes") are issued by CDW LLC and CDW Finance Corporation (the "Issuers") and are guaranteed by CDW Corporation ("Parent") and each of CDW LLC's direct and indirect, 100% owned, domestic subsidiaries (the "Guarantor Subsidiaries" and, together with Parent, the "Guarantors"). All guarantees by Parent and the Guarantors are joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Notes.
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries and
•rank equal in right of payment with all of the Issuers' and the Guarantors’ existing and future unsecured senior debt.
The following tables set forth Balance Sheet information as of December 31, 2020 and December 31, 2019, and Statement of Operations information for the years ended December 31, 2020 and 2019 for the accounts of the Issuers and the accounts of the Guarantors (the "Obligor Group"). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

	December 31,
(dollars in millions)	2020	2019
Current assets	$5,161.3	$3,601.6
Goodwill	2,239.1	2,206.1
Other assets	572.1	903.1
Total Non-current assets	2,811.2	3,109.2
Current liabilities	3,265.0	2,975.3
Long-term debt	3,856.5	3,229.5
Other liabilities	209.8	188.3
Total Long-term liabilities	4,066.3	3,417.8
Statements of Operations Information

	Year Ended December 31,
(dollars in millions)	2020	2019
Net sales	$16,380.8	$15,874.1
Gross profit	2,851.8	2,666.8
Operating income	1,113.2	1,032.1
Net income	738.8	656.7

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
Commitments and Contingencies
The information set forth in Note 17 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.
Critical Accounting Policies and Estimates
The preparation of the Consolidated Financial Statements in accordance with US GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Historically, we have not made significant changes to the methods for determining these estimates as our actual results have not differed materially from our estimates. We do not believe it is reasonably likely that the estimates and related assumptions will change materially in the foreseeable future; however, actual results could differ from those estimates under different assumptions, judgments or conditions. We have reviewed our critical accounting policies with the Audit Committee of our Board of Directors.
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

For contracts consisting of multiple performance obligations, the total transaction price is allocated to each performance obligation based upon its standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. For certain performance obligations, we will use a combination of methods to estimate the standalone selling price based on recent transactions. When evidence from recent transactions is not available to confirm that the prices are representative of the standalone selling price, an expected cost plus margin approach is used.
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
The nature of our contracts give rise to variable consideration in the form of volume rebates and sales returns and allowances. We estimate variable consideration at the most likely amount to which we expect to be entitled. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and all information that is reasonably available.
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
We may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. As part of our qualitative assessment, judgment is required in weighing the effect of various positive and negative factors that may affect the fair value. We consider various factors, including the excess of fair value over carrying value from the last quantitative test, macroeconomic conditions, industry and market considerations, the projected financial performance and actual financial performance compared to prior year projected financial performance.
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
We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following: (1) the tax position is not more likely than not to be sustained, (2) the tax position is more likely than not to be sustained, but for a lesser amount, or (3) the tax position is more likely than not to be sustained, but not in the financial period in which the tax position was originally taken. Reserves related to tax accruals and valuation allowances related to deferred tax assets can be impacted by changes in tax law in the relevant jurisdiction(s) and our future taxable income levels in the relevant jurisdiction(s) with respect to valuation allowances.
Allowance for Credit Losses
We estimate an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information involves making informed judgments to reflect our expectations for differences in current conditions, as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate or gross domestic product growth, when applicable. We also consider internal information on pool specific factors to inform our decision making. We typically observe a higher loss-rate experience with customers in the pools associated with our Corporate and Small Business segments, as compared to the pools associated with the Public segment. During the year ended December 31, 2020, we recognized an increase in the allowance to reflect the forecasted credit deterioration due to the COVID-19 pandemic, which considered geographic-specific factors, customer makeup and the overall size of our pools, as well as the impacts experienced to date and the impacts from the last significant economic downturn in 2008-2009. As the overall impact and duration of the COVID-19 pandemic remains uncertain, our estimates and assumptions may evolve as conditions change.
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
As of December 31, 2020, we have an interest rate cap agreement in effect with a notional amount of $1.4 billion. For additional information, see Note 9 (Financial Instruments) to the accompanying Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Revenue recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products or services to customers. The Company applies judgment in determining whether it is the principal and reports revenue on a gross basis, or an agent and reports revenue on a net basis. The Company also sells some of its products and services as part of bundled contract arrangements containing multiple performance obligations.

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
Chicago, Illinois
February 26, 2021

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,410.2	$154.0
Accounts receivable, net of allowance for credit losses of $29.6 and $7.9, respectively	3,212.6	3,002.2
Merchandise inventory	760.0	611.2
Miscellaneous receivables	379.5	395.1
Prepaid expenses and other	191.2	171.6
Total current assets	5,953.5	4,334.1
Operating lease right-of-use assets	130.8	131.8
Property and equipment, net	175.5	363.1
Goodwill	2,595.9	2,553.0
Other intangible assets, net	445.1	594.1
Other assets	43.9	23.3
Total Assets	$9,344.7	$7,999.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$2,088.4	$1,835.0
Accounts payable-inventory financing	524.6	429.9
Current maturities of long-term debt	70.9	34.1
Contract liabilities	243.7	252.2
Accrued expenses and other current liabilities:
Compensation	288.3	212.3
Advertising	153.4	147.9
Sales and income taxes	104.2	88.6
Other	424.8	491.4
Total current liabilities	3,898.3	3,491.4
Long-term liabilities:
Debt	3,856.3	3,283.2
Deferred income taxes	55.3	62.4
Operating lease liabilities	169.0	131.1
Other liabilities	68.7	71.0
Total long-term liabilities	4,149.3	3,547.7
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 141.9 and 143.0 shares outstanding, respectively	1.4	1.4
Paid-in capital	3,204.9	3,095.3
Accumulated deficit	(1,813.4)	(2,018.6)
Accumulated other comprehensive loss	(95.8)	(117.8)
Total stockholders' equity	1,297.1	960.3
Total Liabilities and Stockholders' Equity	$9,344.7	$7,999.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$18,467.5	$18,032.4	$16,240.5
Cost of sales	15,257.4	14,992.5	13,533.6
Gross profit	3,210.1	3,039.9	2,706.9
Selling and administrative expenses	2,030.9	1,906.3	1,719.6
Operating income	1,179.2	1,133.6	987.3
Interest expense, net	(154.9)	(159.4)	(148.6)
Other (expense) income, net	(22.0)	(24.5)	1.8
Income before income taxes	1,002.3	949.7	840.5
Income tax expense	(213.8)	(212.9)	(197.5)
Net income	$788.5	$736.8	$643.0

Net income per common share:
Basic	$5.53	$5.08	$4.26
Diluted	$5.45	$4.99	$4.19

Weighted-average common shares outstanding:
Basic	142.6	145.1	150.9
Diluted	144.8	147.8	153.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$788.5	$736.8	$643.0
Other comprehensive income (loss):
Unrealized loss from hedge accounting, net of tax	(0.6)	(11.3)	(5.9)
Reclassification of hedge accounting loss to net income, net of tax	6.0	1.7	3.9
Foreign currency translation, net of tax	16.6	22.4	(32.7)
Other comprehensive income (loss)	22.0	12.8	(34.7)
Comprehensive income	$810.5	$749.6	$608.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in millions)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017	153.1	$1.5	0.1	$—	$2,911.6	$(1,831.6)	$(95.9)	$985.6
Net income	—	—	—	—	—	643.0	—	643.0
Equity-based compensation expense	—	—	—	—	36.5	—	—	36.5
Stock option exercises	0.8	—	—	—	28.6	—	—	28.6
Coworker Stock Purchase Plan	0.1	—	—	—	11.8	—	—	11.8
Repurchases of common stock	(6.3)	—	—	—	—	(522.3)	—	(522.3)
Dividend payments ($0.925 per share)	—	—	—	—	0.8	(140.2)	—	(139.4)
Incentive compensation plan stock withheld for taxes	—	—	(0.1)	—	7.6	(41.5)	—	(33.9)
Foreign currency translation	—	—	—	—	—	—	(32.7)	(32.7)
Unrealized loss from hedge accounting	—	—	—	—	—	—	(5.9)	(5.9)
Reclassification of hedge accounting loss to net income	—	—	—	—	—	—	3.9	3.9
Balance as of December 31, 2018	147.7	$1.5	—	$—	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	—	—	736.8	—	736.8
Equity-based compensation expense	—	—	—	—	47.7	—	—	47.7
Stock option exercises	1.3	—	—	—	34.9	—	—	34.9
Coworker Stock Purchase Plan	0.1	—	—	—	14.9	—	—	14.9
Repurchases of common stock	(6.1)	(0.1)	—	—	—	(657.1)	—	(657.2)
Dividend payments ($1.265 per share)	—	—	—	—	0.9	(184.3)	—	(183.4)
Incentive compensation plan stock withheld for taxes	—	—	—	—	—	(21.4)	—	(21.4)
Foreign currency translation	—	—	—	—	—	—	22.4	22.4
Unrealized loss from hedge accounting	—	—	—	—	—	—	(11.3)	(11.3)
Reclassification of hedge accounting loss to net income	—	—	—	—	—	—	1.7	1.7
Balance as of December 31, 2019	143.0	$1.4	—	$—	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	—	—	788.5	—	788.5
Equity-based compensation expense	—	—	—	—	42.5	—	—	42.5
Stock option exercises	1.4	—	—	—	49.2	—	—	49.2
Coworker Stock Purchase Plan	0.1	—	—	—	16.8	—	—	16.8
Repurchases of common stock	(2.6)	—	—	—	—	(340.6)	—	(340.6)
Dividend payments ($1.540 per share)	—	—	—	—	1.1	(220.7)	—	(219.6)
Incentive compensation plan stock withheld for taxes	—	—	—	—	—	(22.5)	—	(22.5)
Foreign currency translation	—	—	—	—	—	—	16.6	16.6
Unrealized loss from hedge accounting	—	—	—	—	—	—	(0.6)	(0.6)
Reclassification of hedge accounting loss to net income	—	—	—	—	—	—	6.0	6.0
Impact of adoption of Topic 326	—	—	—	—	—	0.5	—	0.5
Balance as of December 31, 2020	141.9	$1.4	—	$—	$3,204.9	$(1,813.4)	$(95.8)	$1,297.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$788.5	$736.8	$643.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425.6	267.1	265.6
Equity-based compensation expense	42.5	48.5	40.7
Deferred income taxes	(20.2)	(87.9)	(56.1)
Provision for credit losses	30.9	0.8	0.9
Other	42.1	28.2	10.0
Changes in assets and liabilities:
Accounts receivable	(226.4)	(244.8)	(365.1)
Merchandise inventory	(71.4)	(153.0)	(46.8)
Other assets	18.6	(10.9)	25.2
Accounts payable-trade	253.7	194.1	271.2
Other liabilities	30.4	248.3	117.3
Net cash provided by operating activities	1,314.3	1,027.2	905.9
Cash flows used in investing activities:
Capital expenditures	(158.0)	(236.3)	(86.1)
Acquisition of businesses, net of cash acquired	(43.0)	(95.1)	—
Net cash used in investing activities	(201.0)	(331.4)	(86.1)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	1,024.0	2,445.5	686.7
Repayments of borrowings under revolving credit facilities	(1,075.0)	(2,394.5)	(686.7)
Proceeds from issuance of long-term debt	1,300.0	600.0	—
Payments to extinguish long-term debt	(622.5)	(539.0)	—
Net change in accounts payable-inventory financing	93.0	(1.3)	(67.4)
Repurchases of common stock	(340.6)	(657.2)	(522.3)
Payment of incentive compensation plan withholding taxes	(22.5)	(21.4)	(33.9)
Dividend payments	(219.6)	(183.4)	(139.4)
Other	2.0	1.5	8.2
Net cash provided by (used in) financing activities	138.8	(749.8)	(754.8)
Effect of exchange rate changes on cash and cash equivalents	4.1	2.2	(3.4)
Net increase (decrease) in cash and cash equivalents	1,256.2	(51.8)	61.6
Cash and cash equivalents – beginning of period	154.0	205.8	144.2
Cash and cash equivalents – end of period	$1,410.2	$154.0	$205.8
Supplementary disclosure of cash flow information:
Interest paid	$(139.4)	$(154.2)	$(148.8)
Income taxes paid, net	$(245.6)	$(272.2)	$(261.2)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation ("Parent"), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology ("IT") solutions to small, medium and large business, government, education and healthcare customers in the United States ("US"), the United Kingdom ("UK") and Canada. The Company’s broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise, hybrid and cloud capabilities across data center and networking, digital workspace, security and virtualization.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances including management’s current assumptions with respect to implications of the novel coronavirus ("COVID-19") pandemic, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from those estimates.
Except as noted within Note 2 (Recent Accounting Pronouncements) for the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), there have been no changes to the Company's significant accounting policies and estimates during the year ended December 31, 2020.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company estimates an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate or gross domestic product growth rate. The Company has typically observed a higher loss-rate experience with customers in pools associated with the Company's Corporate and Small Business segments, as compared to the pools associated with the Public segment.
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
Fair Value Measurements
Fair value is defined under US GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established for valuation inputs to prioritize the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Other
The nature of the Company's contracts give rise to variable consideration in the form of volume rebates and sales returns and allowances, which are estimated at contract inception. The Company estimates variable consideration at the most likely amount to which it is expected to be entitled. This estimated amount is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of the Company's anticipated performance and all information that is reasonably available. At the time of sale, the Company records a liability for estimated sales returns and allowances and an associated right of return asset. The Company also records a provision for volume rebates based on the evaluation of contract terms and historical experience.
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
Advertising
Advertising costs are generally charged to expense in the period incurred and are recorded in Selling and administrative expenses in the Consolidated Statements of Operations. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company classifies vendor consideration as a reduction to Cost of sales. During the years ended December 31, 2020, 2019 and 2018, the Company had advertising costs of $191 million, $193 million and $183 million, respectively.
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
2.     Recent Accounting Pronouncements
Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("Topic 740"). This ASU simplifies various areas related to the accounting for income taxes by removing certain exceptions to the general principles and by amending the existing guidance in order to improve consistency in application. This ASU is effective for the Company beginning in the first quarter of 2021 and allows for early adoption.

On January 1, 2021, the Company adopted the updated Topic 740 in accordance with the applicable transition methods. Among the various updates, the Company adopted the accounting for ownership changes when transitioning from equity method to consolidation on a modified retrospective basis, which resulted in a $19 million adjustment to retained earnings as of January 1, 2021 for the cumulative effect of derecognizing the deferred tax liability related to the UK acquisition. For additional information regarding the deferred tax liability previously recognized for the UK acquisition, see Note 11 (Income Taxes). The remaining components of the updated Topic 740 did not have an impact to the Company’s Consolidated Financial Statements.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Topic 848 temporarily provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform. Topic 848 was effective upon issuance and will remain in effect for all contract modifications and hedging relationships entered into through December 31, 2022. The adoption of Topic 848, along with the related expedients, did not have an impact to the Company’s Consolidated Financial Statements.

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
3.     Acquisition

On February 1, 2019, the Company completed the acquisition of all issued and outstanding shares of Scalar Decisions Inc. ("Scalar"), a leading technology solutions provider in Canada, for a total final purchase price of $88 million, of which $13 million is deferred to satisfy potential indemnity obligations and is expected to be paid in the first quarter of 2021. The purchase price allocation is final.
4.    Allowance for Credit Losses
The changes in the allowance for credit losses related to accounts receivable were as follows:

Year Ended December 31, 2020
Balance as of December 31, 2019	$7.9
Provision for credit losses	30.9
Write-offs charged against the allowance for credit losses	(10.8)
Other	1.6
Balance as of December 31, 2020	$29.6
During the year ended December 31, 2020, the Company recognized a provision for credit losses of $31 million to reflect the forecasted credit deterioration primarily due to the COVID-19 pandemic, which considered geographic-specific factors, customer makeup and the overall size of the Company's pools, as well as the impacts experienced to date and the impacts from the last significant economic downturn in 2008-2009. Due to the higher inherent risk in the pools associated with the Company's Corporate and Small Business segments, the overall size of certain pools within the Public segment, and the increased risk with customers based from the UK pool, the majority of the allowance relates to these pools. As the overall impact and duration of the COVID-19 pandemic remains uncertain, the Company's estimates and assumptions may evolve as conditions change.
5.     Property and Equipment
Property and equipment consists of the following:

		December 31,
	Useful Lives (Years)	2020	2019
Building and leasehold improvements	5 - 25	$126.8	$134.2
Computer and data processing equipment	3 - 5	126.5	132.0
Construction in progress	-*	50.8	23.3
Machinery and equipment	5 - 10	43.3	45.4
Land	-*	27.7	27.7
Computer software	3 - 5	22.9	25.1
Furniture and fixtures	5 - 10	21.2	20.5
Revenue generating assets	Up to 1	—	212.0
Property and equipment, gross		419.2	620.2
Less: accumulated depreciation		(243.7)	(257.1)
Property and equipment, net		$175.5	$363.1
*Asset is not depreciated.
During 2019, the Company recorded additions of $212 million to revenue generating assets related to the delivery of a mobility solution, which was delivered throughout 2020.
During 2020, 2019 and 2018, the Company recorded disposals of $54 million, $3 million and $25 million, respectively, to remove Property and equipment that were no longer in use.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $213 million, $41 million and $42 million, respectively. During 2020, the increased depreciation expense was primarily due to the delivery of a mobility solution.
6.     Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2018(2)	$1,074.1	$185.9	$929.6	$273.2	$2,462.8
Scalar acquisition(3)	—	—	—	62.0	62.0
Aptris, Inc. acquisition(4)	16.5	—	—	—	16.5
Foreign currency translation	—	—	—	11.7	11.7
Balances as of December 31, 2019(2)	1,090.6	185.9	929.6	346.9	2,553.0
IGNW, Inc. acquisition(5)	33.0	—	—	—	33.0
Foreign currency translation	—	—	—	9.9	9.9
Balances as of December 31, 2020(2)	$1,123.6	$185.9	$929.6	$356.8	$2,595.9
(1)Other is comprised of CDW UK and CDW Canada reporting units.
(2)Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively.
(3)For additional information regarding the addition to goodwill resulting from the Company's acquisition, see Note 3 (Acquisition).
(4)The Company acquired Aptris, Inc. on October 1, 2019.
(5)The Company acquired IGNW, Inc. on July 1, 2020.
December 1, 2020 and 2019 Impairment Analysis
The Company completed its annual impairment analysis as of December 1, 2020 and 2019. For all reporting units, the Company performed a quantitative analysis. Based on the results of the quantitative analysis the Company determined that the fair values of Corporate, Small Business, Public, CDW UK, and CDW Canada reporting units substantially exceeded their carrying values and no impairment existed.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Other Intangible Assets
A summary of intangible assets is as follows:

December 31, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts	3 - 14	$2,131.5	$(1,927.9)	$203.6
Trade name	generally 20	422.8	(280.1)	142.7
Internally developed software	3 - 5	280.6	(186.0)	94.6
Other	1 - 10	9.6	(5.4)	4.2
Total		$2,844.5	$(2,399.4)	$445.1

December 31, 2019
Customer relationships and contracts	3 - 14	$2,111.2	$(1,786.4)	$324.8
Trade name	generally 20	422.8	(259.0)	163.8
Internally developed software	3 - 5	263.5	(160.0)	103.5
Other	1 - 10	5.5	(3.5)	2.0
Total		$2,803.0	$(2,208.9)	$594.1
During the years ended December 31, 2020, 2019 and 2018, the Company recorded disposals of $25 million, $11 million and $26 million, respectively, to remove fully amortized intangible assets that were no longer in use.
During the years ended December 31, 2020, 2019 and 2018, the Company recorded amortization expense related to intangible assets of $212 million, $219 million and $223 million, respectively.
Estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,	Estimated Future Amortization Expense
2021	$126.4
2022	77.1
2023	57.5
2024	43.0
2025	42.9
Thereafter	98.2
Total future amortization expense	$445.1

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
Amounts included in accounts payable-inventory financing are as follows:

	December 31,
	2020	2019
Revolving Loan inventory financing agreement(1)	$470.1	$379.1
Other inventory financing agreements	54.5	50.8
Accounts payable-inventory financing	$524.6	$429.9
(1)The senior secured asset-based revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.
8.     Contract Liabilities and Remaining Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of December 31, 2020 and December 31, 2019, the contract liability balance was $244 million and $252 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $203 million, $136 million, and $123 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For additional information regarding the Company's performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of December 31, 2020 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$38.2	$24.9	$8.5	$0.3
9.     Financial Instruments
The Company's indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month London Interbank Offered Rate ("LIBOR") exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During 2020, the Company did not enter into new interest rate cap agreements.
As of December 31, 2020 and December 31, 2019, the Company had interest rate cap agreements with a fair value of less than $1 million which were classified within Other assets on the Consolidated Balance Sheets. The total notional value of the interest rate cap agreements was $1.4 billion and $2.8 billion as of December 31, 2020 and December 31, 2019, respectively, of which $1.4 billion matured at December 31, 2020 and $1.4 billion will mature at December 31, 2022.
The fair value of the Company's interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider. For additional information, see Note 10 (Long-Term Debt).
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss ("AOCL") and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The following tables provide the activity in AOCL, net of tax, for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Change in fair value recorded to AOCL	$(0.6)	$(11.3)	$(5.9)
Reclassification from AOCL to Interest expense, net	$6.0	$1.7	$3.9
The Company expects to reclassify $3 million from Accumulated other comprehensive loss into Interest expense, net during the next 12 months.
10.     Long-Term Debt

		As of December 31, 2020		As of December 31, 2019
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
CDW UK revolving credit facility(1)	July 2021	—%	$—	—%	$—
Senior secured asset-based revolving credit facility	March 2022	—%	—	5.000%	51.0
Total credit facilities			—		51.0

Term Loans
CDW UK term loan(1)	August 2021	1.445%	56.0	2.190%	61.0
Senior secured term loan facility	October 2026	1.900%	1,423.4	3.550%	1,438.3
Total term loans			1,479.4		1,499.3

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	—%	—
Senior notes due 2025	September 2025	—%	—	5.000%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	—%	—
Total unsecured senior notes			2,475.0		1,775.0

Other long-term obligations			—		12.6
Unamortized deferred financing fees			(27.2)		(20.6)
Current maturities of long-term debt			(70.9)		(34.1)
Total long-term debt			$3,856.3		$3,283.2
(1)British pound-denominated debt facilities.
As of December 31, 2020, the Company is in compliance with the covenants under the various credit agreements and indentures.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Credit Facilities
The Company has a variable rate CDW UK revolving credit facility that is denominated in British pounds. As of December 31, 2020, the Company could have borrowed up to an additional £50 million ($68 million) under the CDW UK revolving credit facility.
The Company also has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of December 31, 2020, the Revolving Loan has less than $1 million of undrawn letters of credit, $459 million reserved for the floorplan sub-facility and a borrowing base of $2.2 billion, which is based on the amount of eligible inventory and accounts receivable balances as of November 30, 2020. As of December 31, 2020, the Company could have borrowed up to an additional $1.0 billion under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 7 (Inventory Financing Agreements)), deposits, and accounts receivable, and by a second priority interest in substantially all other US assets.
Term Loans
The CDW UK term loan has a variable interest rate with the remaining principal amount due at the maturity date. The CDW UK term loan agreement imposes restrictions on CDW UK's ability to transfer funds to the Company through the payment of dividends, repayment of intercompany loans, advances or subordinated debt that require, among other things, the maintenance of a minimum net leverage ratio. As of December 31, 2020, the amount of restricted payment capacity under the CDW UK term loan was £159 million ($218 million).
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps (see Note 9 (Financial Instruments)). The interest rate disclosed in the table above represents the variable interest rates in effect for December 31, 2020 and 2019, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of December 31, 2020, the amount of CDW's restricted payment capacity under the Term Loan was $2.2 billion.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 7 (Inventory Financing Agreements)), deposits and accounts receivable, and by a first priority interest in substantially all other US assets.
Unsecured Senior Notes
The senior notes have a fixed interest rate, which is paid semi-annually.
Debt Issuance and Extinguishments
On April 21, 2020, the Company completed the issuance of $600 million aggregate principal amount of 4.125% Senior Notes due 2025 at par ("2025 Senior Notes"). The 2025 Senior Notes will mature on May 1, 2025 and bear interest of 4.125% per annum, payable semi-annually on May 1 and November 1 of each year, which had payments commence November 1, 2020.
On August 13, 2020, the Company completed the issuance of $700 million aggregate principal amount of 3.25% Senior Notes due 2029 at par ("2029 Senior Notes"). The 2029 Senior Notes will mature on February 15, 2029 and bear interest of 3.25% per annum, payable semi-annually on February 15 and August 15 of each year, which had payments commence February 15, 2021. The net proceeds from the issuance were primarily used to redeem all of the remaining $600 million aggregate principal amount of the 5.000% Senior Notes due September 2025 at a redemption price of 103.75% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption, to pay fees and expenses related to the issuance and redemption, and for general corporate purposes.
On September 26, 2019, the Company completed the issuance of $600 million aggregate principal amount of 4.25% Senior Notes due 2028 ("2028 Senior Notes") at par. The 2028 Senior Notes will mature on April 1, 2028 and bear interest at a rate of 4.25% per annum, payable semi-annually on April 1 and October 1 of each year, which had payments commence on April 1, 2020. The net proceeds from the issuance of the 2028 Senior Notes were primarily used to redeem all of the remaining $525 million aggregate principal amount of the 5.00% Senior Notes due 2023 at a redemption price of 102.5% of the principal amount redeemed, plus accrued and unpaid interest to the date of

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
redemption, and to pay fees and expenses related to the issuance and redemption. The redemption date was October 12, 2019. On the same date, the indenture governing the Senior Notes due 2023 was satisfied and discharged.
Total Debt Maturities
A summary of total debt maturities is as follows:

Years ending December 31,	Debt Maturities
2021	$70.9
2022	15.0
2023	14.9
2024	589.9
2025	614.9
Thereafter	2,648.8
Total debt maturities	$3,954.4
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

	December 31,
	2020	2019
Fair value	$4,077.9	$3,447.5
Carrying value	3,954.4	3,337.9
11.     Income Taxes
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
Income before income taxes was taxed under the following jurisdictions:

	Year Ended December 31,
	2020	2019	2018
Domestic	$934.3	$854.1	$762.3
Foreign	68.0	95.6	78.2
Total	$1,002.3	$949.7	$840.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$166.5	$224.7	$192.6
State	49.2	56.1	43.3
Foreign	18.3	20.0	17.7
Total current	234.0	300.8	253.6
Deferred:
Domestic	(18.8)	(83.0)	(52.7)
Foreign	(1.4)	(4.9)	(3.4)
Total deferred	(20.2)	(87.9)	(56.1)
Income tax expense	$213.8	$212.9	$197.5
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate was as follows:

	Year Ended December 31,
	2020		2019		2018
Statutory federal income tax rate	$210.5	21.0%	$199.4	21.0%	$176.5	21.0%
State taxes, net of federal effect	36.0	3.6	35.4	3.7	31.1	3.7
Excess tax benefit of equity awards	(28.8)	(2.9)	(26.8)	(2.8)	(19.7)	(2.3)
Effect of rates different than statutory	(0.8)	(0.1)	0.8	0.1	0.6	0.1
Tax on foreign earnings	1.0	0.1	2.1	0.2	2.8	0.3
Effect of tax law changes	(6.8)	(0.7)	—	—	(1.9)	(0.2)
Other	2.7	0.3	2.0	0.2	8.1	0.9
Effective tax rate	$213.8	21.3%	$212.9	22.4%	$197.5	23.5%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The tax effect of temporary differences that give rise to net deferred income tax liabilities is presented below. Reclassifications have been made to conform to current year presentation.

	December 31,
	2020	2019
Deferred tax assets:
Contract liabilities	$13.2	$46.3
Equity compensation plans	20.1	21.1
Net operating loss and credit carryforwards, net	22.9	20.1
Payroll and benefits	21.8	9.6
Operating lease liabilities	47.5	41.0
Accounts receivable	26.0	15.6
Other	15.9	14.1
Total deferred tax assets	167.4	167.8

Deferred tax liabilities:
Acquisition-related intangibles	76.5	112.2
Property and equipment	39.9	27.0
International investments	19.2	19.2
Operating lease right-of-use assets	32.5	33.7
Other	23.3	17.5
Total deferred tax liabilities	191.4	209.6
Deferred tax asset valuation allowance	16.9	16.8
Net deferred tax liabilities	$40.9	$58.6
The Company has international income tax net operating losses of $6 million that do not expire and state and international tax credit carryforwards of $23 million, which expire at various dates from 2024 through 2027.
Due to the nature of the CDW UK acquisition, the Company has provided US income taxes of $19 million on the excess of the financial reporting value of the investment over the corresponding tax basis. The Company is indefinitely reinvested in its UK business, and therefore will not provide for any US deferred taxes on the earnings of the UK business. The Company is not permanently reinvested in its Canadian business and therefore has recognized deferred tax liabilities of $1 million as of December 31, 2020 related to Canada withholding taxes on earnings of its Canadian business.
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
Changes in the Company's unrecognized tax benefits as of December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Balance as of January 1	$17.7	$15.1	$—
Additions for tax positions related to current year	0.1	2.6	15.1
Additions for tax positions related to prior year	0.5	—	—
Balance as of December 31	$18.3	$17.7	$15.1
As of December 31, 2020, the Company had $18 million of unrecognized tax benefits that, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net income. The impact of

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
recognizing these tax benefits, net of the federal income tax benefit related to unrecognized state income tax benefits, would be approximately $15 million.
12.     Leases
The Company has operating leases primarily for real estate, data centers and equipment. Lease terms range from 1 year to 16 years.
Supplemental Consolidated Balance Sheets information related to the Company's operating leases is as follows:

		December 31,
Classification on the Consolidated Balance Sheets		2020	2019
Assets
	Operating lease right-of-use assets	$130.8	$131.8

Liabilities
Current	Accrued expenses and other current liabilities - Other	$25.6	$30.1
Long-term	Long-term operating lease liabilities	169.0	131.1
Total lease liabilities		$194.6	$161.2

		December 31,
Lease term and discount rate		2020	2019
Weighted average remaining lease term (years)		10.3	9.7
Weighted average discount rate		3.98%	4.78%
Operating lease expense for the years ended December 31, 2020 and 2019 was $53 million and $93 million, respectively. Prior to the adoption of Topic 842, operating lease expense for the year ended December 31, 2018 was $30 million.

Maturities of operating lease liabilities are as follows:

December 31, 2020
2021	$32.8
2022	26.7
2023	22.5
2024	19.5
2025	18.3
Thereafter	123.4
Total lease payments	$243.2
Less: Interest	(48.6)
Present value of lease liabilities	$194.6
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35.8	$88.0
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$26.7	$110.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
13.     Stockholders' Equity
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
During 2020, the Company repurchased 2.6 million shares of its common stock for $341 million. These repurchases occurred under the program announced on February 7, 2019, by which the Board of Directors authorized an increase to the Company's share repurchase program by $1.0 billion. As of December 31, 2020, the Company has $338 million remaining under this program.
14.     Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2020	2019	2018
Equity-based compensation expense	$42.5	$48.5	$40.7
Income tax benefit(1)	(7.7)	(9.8)	(9.9)
Equity-based compensation expense, net of tax	$34.8	$38.7	$30.8
(1)Represents equity-based compensation tax expense at the statutory tax rates. Excess tax benefits associated with equity awards are excluded from this disclosure and separately disclosed in Note 11 (Income Taxes).
The total unrecognized compensation cost related to non-vested awards was $43 million as of December 31, 2020 and is expected to be recognized over a weighted-average period of 2.0 years.
2013 Long-Term Incentive Plan
The 2013 Long-Term Incentive Plan ("2013 LTIP") provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares that may be issued under the 2013 LTIP is 15.5 million shares of the Company's common stock, in addition to the 3.8 million shares of restricted stock granted in exchange for unvested Class B Common Units in connection with the Company's Initial Public Offering ("IPO"). As of December 31, 2020, 2.6 million shares were available for issuance under the 2013 LTIP, which was approved by the Company's pre-IPO shareholders. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
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

	Year Ended December 31,
	2020	2019	2018
Grant date fair value	$20.46	$19.26	$14.80
Volatility (1)	25.50%	20.00%	20.00%
Risk-free rate (2)	0.51%	2.53%	2.75%
Expected dividend yield	1.52%	1.23%	1.14%
Expected term (in years) (3)	6.0	6.0	6.0
(1)Based upon an assessment of the two-year and five-year historical and implied volatility for the Company's selected peer group, adjusted for the Company's leverage.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(2)Based on a composite US Treasury rate.
(3)Calculated using the simplified method, which defines the expected term as the average of the option's contractual term and the option's weighted-average vesting period. The Company utilizes this method as it has limited historical stock option data that is sufficient to derive a reasonable estimate of the expected stock option term.
Stock option activity for the year ended December 31, 2020 was as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	4,138,242	$59.39
Granted	991,431	100.80
Forfeited/Expired	(44,409)	92.54
Exercised(1)	(1,119,812)	44.05
Outstanding at December 31, 2020	3,965,452	$73.71	6.48	$230.3

Vested and exercisable at December 31, 2020	2,192,951	$56.63	4.98	$164.8
Expected to vest after December 31, 2020	1,745,547	$94.70	8.32	$64.7
(1)The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $94 million, $83 million and $47 million, respectively.
Restricted Stock Units ("RSUs")
Restricted stock units represent the right to receive unrestricted shares of the Company's stock at the time of vesting. RSUs generally cliff-vest at the end of three years. The fair value of RSUs is equal to the closing price of the Company's common stock on date of grant.
RSU activity for the year ended December 31, 2020 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	209,378	$75.56
Granted (1)	66,685	112.55
Vested (2)	(172,691)	68.78
Forfeited	(10,936)	86.16
Non-vested at December 31, 2020	92,436	$107.88
(1)The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $112.55, $103.24 and $73.95, respectively.
(2)The aggregate fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $12 million, $4 million and $2 million, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
PSU activity for the year ended December 31, 2020 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	381,905	$87.78
Granted (1)	253,307	102.96
Attainment Adjustment (2)	166,574	59.00
Vested (3)	(353,245)	68.07
Forfeited	(27,377)	88.98
Non-vested at December 31, 2020	421,164	$102.07
(1)The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2020, 2019 and 2018 was $102.96, $101.33 and $73.74, respectively.
(2)During the year ended December 31, 2020, the attainment on PSUs vested at December 31, 2019 was adjusted to reflect actual performance.
(3)The aggregate fair value of PSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $24 million, $18 million and $13 million, respectively.
    Equity Awards Granted by Seller of CDW UK
As part of the Company's acquisition of CDW UK in 2015, stock options were granted by one of the sellers of CDW UK to certain CDW UK coworkers. In 2020, there were no outstanding option awards granted by this seller. In 2019 and 2018, 110,978 and 456,613 stock options, respectively, vested and were exercised. The activity was reported as a financing activity in the Consolidated Statement of Cash Flows and as increases to Accumulated Deficit in the Consolidated Statement of Stockholders' Equity for the years ended December 31, 2019 and 2018.
15.     Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Year Ended December 31,
	2020	2019	2018
Basic weighted-average shares outstanding	142.6	145.1	150.9
Effect of dilutive securities (1)	2.2	2.7	2.7
Diluted weighted-average shares outstanding (2)	144.8	147.8	153.6
(1)    The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)    There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2020, 2019 and 2018, respectively, as their inclusion would have had an anti-dilutive effect.
16.     Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit-sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the US. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
determined at the discretion of the Board of Directors. For the years ended December 31, 2020, 2019 and 2018, the amounts expensed for these plans were $28 million, $38 million and $34 million, respectively.
Coworker Stock Purchase Plan
The Company has a Coworker Stock Purchase Plan ("CSPP") that provides the opportunity for eligible coworkers to acquire shares of the Company's common stock at a 5% discount from the closing market price on the final day of the offering period. There is no compensation expense associated with the CSPP.
17.     Commitments and Contingencies
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
As of December 31, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
18.     Segment Information
The Company's segment information reflects the way the Chief Operating Decision Maker uses internal reporting to evaluate business performance, allocate resources and manage operations.
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
The Company allocates resources to and evaluates performance of its segments based on Net sales, Operating income and Non-GAAP Operating income. However, the Company has concluded that Operating income is the more useful measure in terms of discussion of operating results, as it is a US GAAP measure.
Segment information for Total assets and capital expenditures is not presented, as such information is not used in measuring segment performance or allocating resources between segments.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Selected Segment Financial Information
Information about the Company's segments for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
2020:
Net sales	$6,846.0	$1,397.1	$8,137.7	$2,086.7	$—	$18,467.5
Operating income (loss)	489.5	99.0	678.2	65.9	(153.4)	1,179.2
Depreciation and amortization expense	(73.2)	(18.3)	(229.7)	(32.5)	(71.9)	(425.6)

2019:
Net sales	$7,499.0	$1,510.3	$6,864.8	$2,158.3	$—	$18,032.4
Operating income (loss)	585.1	107.5	475.0	101.6	(135.6)	1,133.6
Depreciation and amortization expense	(86.9)	(22.5)	(56.3)	(31.2)	(70.2)	(267.1)

2018:
Net sales	$6,842.5	$1,359.6	$6,154.7	$1,883.7	$—	$16,240.5
Operating income (loss)	530.4	94.4	405.0	82.2	(124.7)	987.3
Depreciation and amortization expense	(88.2)	(22.1)	(51.2)	(31.8)	(72.3)	(265.6)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
    Geographic Areas and Revenue Mix

	Year Ended December 31, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$6,823.6	$1,397.1	$8,137.7	$20.8	$16,379.2
Rest of World	22.4	—	—	2,065.9	2,088.3
Total Net sales	6,846.0	1,397.1	8,137.7	2,086.7	18,467.5

Major Product and Services
Hardware	5,289.2	1,156.1	6,844.0	1,544.1	14,833.4
Software	1,088.3	189.3	982.8	320.6	2,581.0
Services	400.8	31.5	269.8	211.8	913.9
Other(2)	67.7	20.2	41.1	10.2	139.2
Total Net sales	6,846.0	1,397.1	8,137.7	2,086.7	18,467.5

Sales by Channel
Corporate	6,846.0	—	—	—	6,846.0
Small Business	—	1,397.1	—	—	1,397.1
Government	—	—	2,978.5	—	2,978.5
Education	—	—	3,458.1	—	3,458.1
Healthcare	—	—	1,701.1	—	1,701.1
Other	—	—	—	2,086.7	2,086.7
Total Net sales	6,846.0	1,397.1	8,137.7	2,086.7	18,467.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	6,140.7	1,301.3	7,477.4	1,835.5	16,754.9
Transferred at a point in time where CDW is agent	457.4	84.5	292.5	61.6	896.0
Transferred over time where CDW is principal	247.9	11.3	367.8	189.6	816.6
Total Net sales	$6,846.0	$1,397.1	$8,137.7	$2,086.7	$18,467.5
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Year Ended December 31, 2019
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$7,485.7	$1,510.3	$6,864.8	$32.5	$15,893.3
Rest of World	13.3	—	—	2,125.8	2,139.1
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Major Product and Services(2)
Hardware	5,963.7	1,264.7	5,624.9	1,628.9	14,482.2
Software	1,069.2	196.0	1,019.6	300.2	2,585.0
Services	395.8	28.5	199.0	217.6	840.9
Other(3)	70.3	21.1	21.3	11.6	124.3
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Sales by Channel
Corporate	7,499.0	—	—	—	7,499.0
Small Business	—	1,510.3	—	—	1,510.3
Government	—	—	2,519.3	—	2,519.3
Education	—	—	2,411.6	—	2,411.6
Healthcare	—	—	1,933.9	—	1,933.9
Other	—	—	—	2,158.3	2,158.3
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	6,818.7	1,423.1	6,410.2	1,900.6	16,552.6
Transferred at a point in time where CDW is agent	446.1	80.0	248.5	59.6	834.2
Transferred over time where CDW is principal	234.2	7.2	206.1	198.1	645.6
Total Net sales	$7,499.0	$1,510.3	$6,864.8	$2,158.3	$18,032.4
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2020.
(3)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Year Ended December 31, 2018
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$6,834.4	$1,359.6	$6,154.7	$30.9	$14,379.6
Rest of World	8.1	—	—	1,852.8	1,860.9
Total Net sales	6,842.5	1,359.6	6,154.7	1,883.7	16,240.5

Major Product and Services(2)
Hardware	5,464.9	1,135.2	5,039.3	1,492.3	13,131.7
Software	973.3	175.2	937.0	213.6	2,299.1
Services	336.9	28.1	161.8	169.1	695.9
Other(3)	67.4	21.1	16.6	8.7	113.8
Total Net sales	6,842.5	1,359.6	6,154.7	1,883.7	16,240.5

Sales by Channel
Corporate	6,842.5	—	—	—	6,842.5
Small Business	—	1,359.6	—	—	1,359.6
Government	—	—	2,097.3	—	2,097.3
Education	—	—	2,327.4	—	2,327.4
Healthcare	—	—	1,730.0	—	1,730.0
Other	—	—	—	1,883.7	1,883.7
Total Net sales	6,842.5	1,359.6	6,154.7	1,883.7	16,240.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	6,256.5	1,281.3	5,758.6	1,687.6	14,984.0
Transferred at a point in time where CDW is agent	389.1	69.4	211.5	49.8	719.8
Transferred over time where CDW is principal	196.9	8.9	184.6	146.3	536.7
Total Net sales	$6,842.5	$1,359.6	$6,154.7	$1,883.7	$16,240.5
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2020.
(3)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the years ended December 31, 2020, 2019 and 2018. Categories are based upon internal classifications.

	Year Ended December 31,
	2020		2019(1)		2018(1)
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$5,486.2	29.7%	$4,344.9	24.1%	$3,843.3	23.7%
Netcomm Products	1,955.0	10.6	2,189.1	12.1	2,116.6	13.0
Desktops	1,132.4	6.1	1,547.3	8.6	1,254.9	7.7
Video	1,190.8	6.4	1,272.9	7.1	1,184.1	7.3
Enterprise and Data Storage (Including Drives)	947.4	5.1	1,147.6	6.4	1,102.4	6.8
Other Hardware	4,121.6	22.3	3,980.4	22.1	3,630.4	22.4
Total Hardware	14,833.4	80.2	14,482.2	80.4	13,131.7	80.9

Software(2)	2,581.0	14.0	2,585.0	14.3	2,299.1	14.2
Services(2)	913.9	4.9	840.9	4.7	695.9	4.3
Other(3)	139.2	0.9	124.3	0.6	113.8	0.6
Total Net sales	$18,467.5	100.0%	$18,032.4	100.0%	$16,240.5	100.0%
(1)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the year ended December 31, 2020.
(2)Certain software and services revenues are recorded on a net basis for accounting purposes. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(3)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
19.     Selected Quarterly Financial Results (unaudited)

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
Corporate	$1,911.0	$1,557.5	$1,660.0	$1,717.5

Small Business	391.5	302.1	337.0	366.5

Public:
Government	568.5	719.7	847.7	842.6
Education	476.2	876.8	1,078.2	1,026.9
Healthcare	480.6	425.6	367.9	427.0
Total Public	1,525.3	2,022.1	2,293.8	2,296.5
Other	561.4	484.0	465.6	575.7
Net sales	$4,389.2	$4,365.7	$4,756.4	$4,956.2
Gross profit	756.5	747.2	825.5	880.9
Operating income	245.8	283.4	317.8	332.2
Net income	167.9	189.1	193.2	238.3
Basic(1)	1.18	1.32	1.36	1.67
Diluted(1)	1.16	1.31	1.33	1.65

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
Corporate	$1,736.2	$1,883.9	$1,913.5	$1,965.4

Small Business	355.6	377.4	386.2	391.1

Public:
Government	488.4	578.4	793.4	659.1
Education	400.4	773.6	807.0	430.6
Healthcare	441.9	488.1	500.5	503.4
Total Public	1,330.7	1,840.1	2,100.9	1,593.1
Other	535.4	528.5	507.1	587.3
Net sales	$3,957.9	$4,629.9	$4,907.7	$4,536.9
Gross profit	672.1	773.8	816.5	777.5
Operating income	228.9	300.3	320.6	283.8
Net income	152.9	196.6	201.7	185.6
Basic(1)	1.04	1.35	1.39	1.29
Diluted(1)	1.02	1.33	1.37	1.27
(1)     Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2020, 2019 and 2018
(dollars in millions)

Allowance for credit losses:	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year Ended December 31, 2020	$7.9	$30.9	$(9.2)	$29.6
Year Ended December 31, 2019	7.0	2.2	(1.3)	7.9
Year Ended December 31, 2018	6.2	2.0	(1.2)	7.0
(1)     Primarily includes write-offs of uncollectible accounts.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework (2013 framework)."
Based on its assessment, management concluded that, as of December 31, 2020, the Company's internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company's internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. The Company has not experienced any material impact to our internal control over financial reporting despite the fact that most of our coworkers are working remotely for their health and safety during the COVID-19 pandemic. The Company is continually monitoring and assessing the potential impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited CDW Corporation and subsidiaries' internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CDW Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (2) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

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
See Part I - "Information about our Executive Officers" for the biographical information of our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders on May 20, 2021 ("2021 Proxy Statement"), which we will file with the SEC on or before April 30, 2021.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2021 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules
The following documents are filed as part of this report:
(1)Consolidated Financial Statements:
(2)Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	81
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.
(b)Exhibits

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

3.13	Articles of Organization of CDW Logistics LLC, previously filed as Exhibit 3.13 with CDW Corporation's Form 10-K filed on February 28, 2020 and incorporated herein by reference.

3.14	Limited Liability Company Agreement of CDW Logistics LLC, previously filed as Exhibit 3.14 with CDW Corporation's Form 10-K filed on February 28, 2020 and incorporated herein by reference.

4.1	Description of CDW Corporation’s Common Stock, previously filed as Exhibit 4.1 with CDW Corporation's Form 10-K filed on February 28, 2020 and incorporated herein by reference.

4.2	Specimen Common Stock Certificate, previously filed as Exhibit 4.1 with CDW Corporation’s Amendment No. 3 to Form S-1 filed on June 25, 2013 and incorporated herein by reference.

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

4.7	Form of 4.250% Senior Note (included as Exhibit A to Exhibit 4.6) previously filed as Exhibit 4.3 with the CDW Corporation’s Form 8-K filed on September 26, 2019 and incorporated herein by reference.

4.8
Fifth Supplemental Indenture, dated as of April 21, 2020, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on April 21, 2020 and incorporated herein by reference.

4.9	Form of 4.125% Senior Note (included as Exhibit A to Exhibit 4.8), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on April 21, 2020 and incorporated herein by reference.

4.10
Sixth Supplemental Indenture, dated as of August 13, 2020, by and among CDW LLC, CDW Finance Corporation, the guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on August 13, 2020 and incorporated herein by reference.

4.11	Form of 3.25% Senior Note (included as Exhibit A to Exhibit 4.10), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on August 13, 2020 and incorporated herein by reference.

Exhibit Number	Description
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

10.8§*	Form of Compensation Protection Agreement (executive officers other than Christine A. Leahy).

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

10.12§
CDW Corporation Senior Management Incentive Plan, as Amended and Restated Effective January 1, 2020, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on August 5, 2020 and incorporated herein by reference.

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

10.15§
Form of Stock Option Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

Exhibit Number	Description
10.16§
Form of Stock Option Agreement (other than executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

10.17§
Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.23 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.18§
Form of Performance Share Unit Award Agreement (other than executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.24 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

10.19§
Form of Performance Share Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.24 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.20§
Form of Restricted Stock Unit Award Notice and Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.20 with CDW Corporation's Form 10-K filed on February 28, 2020 and incorporated herein by reference.

10.21§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on May 6, 2020 and incorporated herein by reference.

10.22§
Form of Non-Executive Chair Retainer Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation's Form 10-Q filed on May 6, 2020 and incorporated herein by reference.

10.23§
Letter Agreement, dated as of February 12, 2018 by and between CDW Limited and Collin B. Kebo, previously filed as Exhibit 10.28 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

21.1*	List of subsidiaries.

22.1*	List of Issuer and Guarantor Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CDW CORPORATION

Date:	February 26, 2021	By:	/s/ Christine A. Leahy
Christine A. Leahy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christine A. Leahy	President and Chief Executive Officer (principal executive officer) and Director	February 26, 2021
Christine A. Leahy

/s/ Collin B. Kebo	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2021
Collin B. Kebo

/s/ Ilaria Mocciaro	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 26, 2021
Ilaria Mocciaro

/s/ David W. Nelms	Non-Executive Chairman of the Board	February 26, 2021
David W. Nelms

/s/ Virginia C. Addicott	Director	February 26, 2021
Virginia C. Addicott

/s/ Steven W. Alesio	Director	February 26, 2021
Steven W. Alesio

/s/ Barry K. Allen	Director	February 26, 2021
Barry K. Allen

/s/ James A. Bell	Director	February 26, 2021
James A. Bell

/s/ Benjamin D. Chereskin	Director	February 26, 2021
Benjamin D. Chereskin

/s/ Lynda M. Clarizio	Director	February 26, 2021
Lynda M. Clarizio

/s/ Paul J. Finnegan	Director	February 26, 2021
Paul J. Finnegan

/s/ Anthony R. Foxx	Director	February 26, 2021
Anthony R. Foxx

/s/ Joseph R. Swedish	Director	February 26, 2021
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 26, 2021
Donna F. Zarcone