Form 10-Q
period 2021-03-31
CDW Corp
filed 2021-05-05
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 30, 2021, there were 140,203,541 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)
	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$878.6	$1,410.2
Accounts receivable, net of allowance for credit losses of $27.0 and $29.6, respectively	3,234.1	3,212.6
Merchandise inventory	745.1	760.0
Miscellaneous receivables	396.6	379.5
Prepaid expenses and other	215.4	191.2
Total current assets	5,469.8	5,953.5
Operating lease right-of-use assets	128.3	130.8
Property and equipment, net	175.5	175.5
Goodwill	2,812.4	2,595.9
Other intangible assets, net	419.2	445.1
Other assets	48.3	43.9
Total Assets	$9,053.5	$9,344.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$2,050.8	$2,088.4
Accounts payable-inventory financing	344.8	524.6
Current maturities of long-term debt	19.6	70.9
Contract liabilities	326.5	243.7
Accrued expenses and other current liabilities:
Compensation	240.7	288.3
Advertising	166.3	153.4
Sales and income taxes	162.6	104.2
Other	398.0	424.8
Total current liabilities	3,709.3	3,898.3
Long-term liabilities:
Debt	3,911.1	3,856.3
Deferred income taxes	29.2	55.3
Operating lease liabilities	165.1	169.0
Other liabilities	68.5	68.7
Total long-term liabilities	4,173.9	4,149.3
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 140.4 and 141.9 shares outstanding, respectively	1.4	1.4
Paid-in capital	3,262.6	3,204.9
Accumulated deficit	(2,004.6)	(1,813.4)
Accumulated other comprehensive loss	(89.1)	(95.8)
Total stockholders' equity	1,170.3	1,297.1
Total Liabilities and Stockholders' Equity	$9,053.5	$9,344.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per-share amounts) (unaudited)
	Three Months Ended March 31,
	2021	2020
Net sales	$4,837.5	$4,389.2
Cost of sales	4,042.3	3,632.7
Gross profit	795.2	756.5
Selling and administrative expenses	471.8	510.7
Operating income	323.4	245.8
Interest expense, net	(35.6)	(37.9)
Other income, net	1.1	3.9
Income before income taxes	288.9	211.8
Income tax expense	(56.3)	(43.9)
Net income	$232.6	$167.9

Net income per common share:
Basic	$1.65	$1.18
Diluted	$1.63	$1.16

Weighted-average common shares outstanding:
Basic	141.1	142.7
Diluted	143.1	144.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2021	2020
Net income	$232.6	$167.9
Other comprehensive income (loss):
Unrealized loss from hedge accounting, net of tax	—	(0.2)
Reclassification of hedge accounting loss to net income, net of tax	0.4	1.1
Foreign currency translation, net of tax	6.3	(42.4)
Other comprehensive income (loss)	6.7	(41.5)
Comprehensive income	$239.3	$126.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)
	Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2020	141.9	$1.4	$3,204.9	$(1,813.4)	$(95.8)	$1,297.1
Net income	—	—	—	232.6	—	232.6
Equity-based compensation expense	—	—	15.8	—	—	15.8
Stock option exercises	0.9	—	37.7	—	—	37.7
Coworker Stock Purchase Plan	—	—	3.9	—	—	3.9
Repurchases of common stock	(2.4)	—	—	(358.4)	—	(358.4)
Dividends paid ($0.40 per share)	—	—	0.3	(56.8)	—	(56.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(27.8)	—	(27.8)
Reclassification of hedge accounting loss to net income	—	—	—	—	0.4	0.4
Foreign currency translation	—	—	—	—	6.3	6.3
Impact of adoption of Topic 740	—	—	—	19.2	—	19.2
Balance as of March 31, 2021	140.4	$1.4	$3,262.6	$(2,004.6)	$(89.1)	$1,170.3

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2019	143.0	$1.4	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	167.9	—	167.9
Equity-based compensation expense	—	—	8.8	—	—	8.8
Stock option exercises	0.4	—	7.1	—	—	7.1
Coworker Stock Purchase Plan	—	—	3.5	—	—	3.5
Repurchases of common stock	(1.1)	—	—	(140.8)	—	(140.8)
Dividends paid ($0.38 per share)	—	—	0.2	(54.4)	—	(54.2)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.9)	—	(21.9)
Unrealized loss from hedge accounting	—	—	—	—	(0.2)	(0.2)
Reclassification of hedge accounting loss to net income	—	—	—	—	1.1	1.1
Foreign currency translation	—	—	—	—	(42.4)	(42.4)
Impact of adoption of Topic 326	—	—	—	0.5	—	0.5
Balance as of March 31, 2020	142.3	$1.4	$3,114.9	$(2,067.3)	$(159.3)	$889.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$232.6	$167.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.2	91.4
Equity-based compensation expense	15.8	8.8
Deferred income taxes	(3.5)	2.6
Provision for credit losses	(1.3)	29.2
Other	2.6	1.4
Changes in assets and liabilities:
Accounts receivable	(15.7)	(209.0)
Merchandise inventory	15.4	(66.4)
Other assets	(35.8)	(63.7)
Accounts payable-trade	(37.2)	157.4
Other liabilities	126.5	103.4
Net cash provided by operating activities	344.6	223.0
Cash flows used in investing activities:
Capital expenditures	(20.7)	(25.4)
Acquisition of business, net of cash acquired	(212.9)	—
Net cash used in investing activities	(233.6)	(25.4)
Cash flows used in financing activities:
Proceeds from borrowings under revolving credit facility	56.5	781.0
Repayments of borrowings under revolving credit facility	—	(619.5)
Payments to extinguish long-term debt	(56.5)	—
Net change in accounts payable-inventory financing	(180.3)	(81.4)
Financing payments for revenue generating assets	(42.9)	—
Repurchases of common stock	(358.4)	(140.8)
Proceeds from stock option exercises	37.7	7.1
Payment of incentive compensation plan withholding taxes	(27.8)	(21.9)
Dividend payments	(56.5)	(54.2)
Other	(15.3)	(0.3)
Net cash used in financing activities	(643.5)	(130.0)
Effect of exchange rate changes on cash and cash equivalents	0.9	(7.2)
Net (decrease) increase in cash and cash equivalents	(531.6)	60.4
Cash and cash equivalents—beginning of period	1,410.2	154.0
Cash and cash equivalents—end of period	$878.6	$214.4
Supplementary disclosure of cash flow information:
Interest paid	$(19.2)	$(28.6)
Income taxes paid, net	$(10.1)	$(9.9)

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "December 31, 2020 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2020 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2020 Consolidated Financial Statements include a discussion of the Company's significant accounting policies and estimates. Except as noted within Note 2 (Recent Accounting Pronouncements) for the adoption of Accounting Standards Update ("ASU") 2019-12,

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, there have been no changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2021.
2.    Recent Accounting Pronouncements
Accounting for Income Taxes
On January 1, 2021, the Company adopted and applied ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("Topic 740") in accordance with the applicable transition methods. Among the various updates, the Company adopted the accounting for ownership changes when transitioning from the equity method to consolidation on a modified retrospective basis, which resulted in a $19 million adjustment to retained earnings as of January 1, 2021 for the cumulative effect of derecognizing the deferred tax liability related to the UK acquisition. The adoption of the remaining components of Topic 740 did not have an impact to the Company’s Consolidated Financial Statements.
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, followed by an amendment issued in January 2021. This ASU temporarily provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform. This ASU, as amended, was effective upon issuance and will remain in effect for all contract modifications and hedging relationships entered into through December 31, 2022. The adoption of this ASU along with the related expedients did not have an impact to the Company’s Consolidated Financial Statements.
3.    Acquisition
On March 15, 2021, the Company completed the acquisition of Amplified IT LLC ("Amplified IT") through a purchase of all issued and outstanding membership interests. Amplified IT is a Google Premium education partner and leading provider of Google Cloud services, solutions and software for education partners. This strategic acquisition expands the Company's services and solutions capabilities to help schools leverage technology to achieve greater educational outcomes. The purchase price allocation will be completed as additional information about fair value of assets and liabilities becomes available.
4.    Goodwill
The changes in goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2020(2)	$1,123.6	$185.9	$929.6	$356.8	$2,595.9
Amplified IT acquisition(3)	—	—	212.9	—	212.9
Other acquisition adjustments	0.2	—	—	—	0.2
Foreign currency translation	—	—	—	3.4	3.4
Balances as of March 31, 2021(2)	$1,123.8	$185.9	$1,142.5	$360.2	$2,812.4
(1)Other is comprised of CDW UK and CDW Canada operating segments.
(2)Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively.
(3)For additional information regarding the Company's acquisition, see Note 3 (Acquisition).

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
Amounts included in Accounts payable-inventory financing are as follows:

	March 31, 2021	December 31, 2020
Revolving Loan inventory financing agreement(1)	$296.1	$470.1
Other inventory financing agreements	48.7	54.5
Accounts payable-inventory financing	$344.8	$524.6
(1)The senior secured asset-based revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.
6.    Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of March 31, 2021 and December 31, 2020, the contract liability balance was $327 million and $244 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $97 million and $123 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of March 31, 2021 related to noncancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$39.5	$23.9	$9.7	$1.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
7.    Long-Term Debt

		As of March 31, 2021		As of December 31, 2020
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior secured asset-based revolving credit facility	March 2026	1.375%	$56.5	—%	$—

Term Loans
CDW UK term loan(1)	August 2021	—%	—	1.445%	56.0
Senior secured term loan facility	October 2026	1.860%	1,419.6	1.900%	1,423.4
Total term loans			1,419.6		1,479.4

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Total unsecured senior notes			2,475.0		2,475.0

Other long-term obligations			5.6		—
Unamortized deferred financing fees			(26.0)		(27.2)
Current maturities of long-term debt			(19.6)		(70.9)
Total long-term debt			$3,911.1		$3,856.3
(1)Denominated in British pounds.
As of March 31, 2021, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facility
The Company has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of March 31, 2021, the Revolving Loan had less than $1 million of undrawn letters of credit, $283 million reserved for the floorplan sub-facility and a borrowing base of $2.2 billion, which is based on the amount of eligible inventory and accounts receivable balances as of February 28, 2021. As of March 31, 2021, the Company could have borrowed up to an additional $1.3 billion under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 5 (Inventory Financing Agreements)), deposits and accounts receivable, and by a second priority interest in substantially all other US assets.
Term Loan
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps. The interest rates disclosed in the table above represent the variable interest rates in effect for March 31, 2021 and December 31, 2020, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of March 31, 2021, the amount of CDW's restricted payment capacity under the Term Loan was $2.4 billion.
The Term Loan is collateralized by a second priority interest in substantially all inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 5 (Inventory Financing Agreements), deposits and accounts receivable, and by a first priority interest in substantially all other US assets.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Unsecured Senior Notes
The Senior Notes have fixed interest rates, for which interest is paid semi-annually.
Issuances and Extinguishments
During the first quarter of 2021, the Company amended, extended and increased the size of the Revolving Loan. The amended Revolving Loan (i) authorized CDW UK to draw from the facility, (ii) increased the capacity from $1.45 billion to $1.60 billion, of which $150 million may be borrowed by CDW UK, and (iii) extended the maturity date from March 31, 2022 to March 26, 2026. Due to the addition of CDW UK as a borrower on the amended Revolving Loan, the variable rate CDW UK revolving credit facility was closed. The Company may borrow amounts denominated in US dollars, British pounds or Euros. Additionally, the Company paid off the remaining principal amount on the variable rate CDW UK term loan by drawing on the amended Revolving Loan.
Fair Value
The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes and Term Loan were classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan approximates its fair value if there are outstanding borrowings.
The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, were as follows:

	March 31, 2021	December 31, 2020
Fair value	$4,029.9	$4,077.9
Carrying value	3,956.7	3,954.4
8.    Income Taxes
Income tax expense was $56 million and $44 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 19.5% and 20.7% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate for the three months ended March 31, 2021 and 2020 differed from the US federal statutory rate of 21.0% primarily due to excess tax benefits on equity-based compensation, partially offset by state and local income taxes.
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2021	2020
Basic weighted-average shares outstanding	141.1	142.7
Effect of dilutive securities(1)	2.0	2.2
Diluted weighted-average shares outstanding(2)	143.1	144.9
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2021 and 2020 as their inclusion would have had an anti-dilutive effect.

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
As of March 31, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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
Information about the Company's segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2021
Net sales	$1,805.6	$432.7	$1,921.7	$677.5	$—	$4,837.5
Operating income (loss)	161.4	42.8	136.7	27.7	(45.2)	323.4
Depreciation and amortization expense	(4.0)	(0.8)	(13.4)	(8.6)	(18.4)	(45.2)

Three Months Ended March 31, 2020
Net sales	$1,911.0	$391.5	$1,525.3	$561.4	$—	$4,389.2
Operating income (loss)	127.4	27.3	112.4	14.7	(36.0)	245.8
Depreciation and amortization expense	(22.3)	(5.8)	(37.7)	(8.0)	(17.6)	(91.4)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2021
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,803.5	$432.7	$1,921.7	$4.6	$4,162.5
Rest of World	2.1	—	—	672.9	675.0
Total Net sales	1,805.6	432.7	1,921.7	677.5	4,837.5

Major Product and Services
Hardware	1,420.6	368.1	1,664.9	511.6	3,965.2
Software	267.3	49.2	194.4	99.1	610.0
Services	102.5	10.1	57.9	63.2	233.7
Other(2)	15.2	5.3	4.5	3.6	28.6
Total Net sales	1,805.6	432.7	1,921.7	677.5	4,837.5

Sales by Channel
Corporate	1,805.6	—	—	—	1,805.6
Small Business	—	432.7	—	—	432.7
Government	—	—	516.1	—	516.1
Education	—	—	943.3	—	943.3
Healthcare	—	—	462.3	—	462.3
Other	—	—	—	677.5	677.5
Total Net sales	1,805.6	432.7	1,921.7	677.5	4,837.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,627.7	402.0	1,825.9	600.6	4,456.2
Transferred at a point in time where CDW is agent	112.3	26.9	58.1	23.4	220.7
Transferred over time where CDW is principal	65.6	3.8	37.7	53.5	160.6
Total Net sales	$1,805.6	$432.7	$1,921.7	$677.5	$4,837.5
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended March 31, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,907.8	$391.5	$1,525.3	$6.2	$3,830.8
Rest of World	3.2	—	—	555.2	558.4
Total Net sales	1,911.0	391.5	1,525.3	561.4	4,389.2

Major Product and Services(2)
Hardware	1,517.7	325.1	1,214.9	411.4	3,469.1
Software	272.3	52.8	235.4	93.2	653.7
Services	100.0	8.2	67.8	54.5	230.5
Other(3)	21.0	5.4	7.2	2.3	35.9
Total Net sales	1,911.0	391.5	1,525.3	561.4	4,389.2

Sales by Channel
Corporate	1,911.0	—	—	—	1,911.0
Small Business	—	391.5	—	—	391.5
Government	—	—	568.5	—	568.5
Education	—	—	476.2	—	476.2
Healthcare	—	—	480.6	—	480.6
Other	—	—	—	561.4	561.4
Total Net sales	1,911.0	391.5	1,525.3	561.4	4,389.2

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,741.0	366.7	1,404.6	499.0	4,011.3
Transferred at a point in time where CDW is agent	107.6	22.0	52.3	13.2	195.1
Transferred over time where CDW is principal	62.4	2.8	68.4	49.2	182.8
Total Net sales	$1,911.0	$391.5	$1,525.3	$561.4	$4,389.2
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the three months ended March 31, 2021.
(3)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three months ended March 31, 2021 and 2020. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2021		2020(1)
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,591.8	32.9%	$1,110.5	25.3%
Netcomm Products	454.7	9.4	455.2	10.4
Desktops	265.3	5.5	382.3	8.7
Video	326.2	6.7	313.6	7.1
Enterprise and Data Storage (Including Drives)	259.9	5.4	240.9	5.5
Other Hardware	1,067.3	22.1	966.6	22.0
Total Hardware	3,965.2	82.0	3,469.1	79.0

Software(2)	610.0	12.6	653.7	14.9
Services(2)	233.7	4.8	230.5	5.3
Other(3)	28.6	0.6	35.9	0.8
Total Net sales	$4,837.5	100.0%	$4,389.2	100.0%
(1)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the three months ended March 31, 2021.
(2)Certain software and services revenues are recorded on a net basis as the Company is acting as an agent in the transaction. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(3)Includes items such as delivery charges to customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "the Company," "our," "CDW" and similar terms refer to CDW Corporation and its subsidiaries. "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements" at the end of this discussion.
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

•The global spread of the novel coronavirus ("COVID-19") pandemic continues to create significant macroeconomic uncertainty, volatility and disruption, including supply constraints. Supply disruption is being caused by component availability and supply chain logistical issues resulting in extended lead times and unpredictability. Additionally, customers are focused on remote enablement, operations continuity and security to manage hybrid remote environments at scale as it becomes the future work model. We have orchestrated solutions by leveraging client devices, accessories, collaboration tools, security, software and hybrid and cloud offerings to help customers build these capabilities and achieve their objectives.
•Changes in spending policies, budget priorities and funding levels, including current and future stimulus packages, are key factors influencing the purchasing levels of Government, Healthcare and Education customers. Given the COVID-19 pandemic, Education customers have prioritized their budgets towards equity and access to remote learning tools for all students and addressing learning loss. In addition, Healthcare customers' budgets have been pressured although customer spending has increased as they become more optimistic due to more elective procedures and the accelerated pace of vaccinations. As the duration and ongoing economic impacts of the COVID-19 pandemic remain uncertain, current and future budget priorities and funding levels for Government, Healthcare and Education customers may be adversely affected.
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

The results of certain business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Net sales	$4,837.5	$4,389.2
Gross profit	795.2	756.5
Operating income	323.4	245.8
Net income	232.6	167.9
Non-GAAP operating income	367.7	303.9
Non-GAAP net income	249.4	200.0
Average daily sales(1)	76.8	68.6
Net debt(2)	3,052.1	3,257.8
Cash conversion cycle (in days)(3)	22	20
(1)    There were 63 and 64 selling days for the three months ended March 31, 2021 and 2020, respectively.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended March 31,
	2021		2020
(dollars in millions)	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$4,837.5	100.0%	$4,389.2	100.0%
Cost of sales	4,042.3	83.6	3,632.7	82.8
Gross profit	795.2	16.4	756.5	17.2
Selling and administrative expenses	471.8	9.7	510.7	11.6
Operating income	323.4	6.7	245.8	5.6
Interest expense, net	(35.6)	(0.7)	(37.9)	(0.9)
Other income, net	1.1	—	3.9	0.1
Income before income taxes	288.9	6.0	211.8	4.8
Income tax expense	(56.3)	(1.2)	(43.9)	(1.0)
Net income	$232.6	4.8%	$167.9	3.8%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended March 31,
	2021		2020
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$1,805.6	37.3%	$1,911.0	43.5%	$(105.4)	(5.5)%	(4.0)%

Small Business	432.7	8.9	391.5	8.9	41.2	10.5	12.3

Public:
Government	516.1	10.7	568.5	13.0	(52.4)	(9.2)	(7.8)
Education	943.3	19.5	476.2	10.8	467.1	98.1	101.2
Healthcare	462.3	9.6	480.6	11.0	(18.3)	(3.8)	(2.3)
Total Public	1,921.7	39.8	1,525.3	34.8	396.4	26.0	28.0

Other	677.5	14.0	561.4	12.8	116.1	20.7	22.6

Total Net sales	$4,837.5	100.0%	$4,389.2	100.0%	$448.3	10.2%	12.0%
(1)There were 63 and 64 selling days for the three months ended March 31, 2021 and 2020, respectively.
Total Net sales for the three months ended March 31, 2021 increased $448 million to $4,838 million, compared to the three months ended March 31, 2020. There was one less selling day in the three months ended March 31, 2021 compared to the same period of 2020, and Net sales on an average daily sales basis increased 12.0%. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth on an average daily sales basis was 10.9%. For additional information, see "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
For the three months ended March 31, 2021, Net sales growth was driven by Education customers prioritizing equity and access to remote learning tools for all students and ways to address learning loss experienced throughout the COVID-19 pandemic. To improve the remote learning experience and to prepare to return to school, Education customers focused on integrated solutions including notebooks/mobile devices, accessories, video and services. Our non-Education customers continued to focus on optimizing their work from home environment as Net sales growth was driven by the shift to notebooks/mobile devices from desktops and the continued mix into Software as a Service. For additional information, see Note 11 (Segment Information) to the accompanying Consolidated Financial Statements.
Corporate segment Net sales for the three months ended March 31, 2021 decreased $105 million, or 5.5%, compared to the three months ended March 31, 2020. On an average daily sales basis, Corporate segment Net sales decreased 4.0%. The effects of the COVID-19 pandemic continued to impact demand from certain customers. Expectations that a hybrid environment will become the future work model resulted in lower demand for desktops and video, partially offset by increased demand for notebooks/mobile devices.
Small Business segment Net sales for the three months ended March 31, 2021 increased $41 million, or 10.5%, compared to the three months ended March 31, 2020. On an average daily sales basis, Small Business segment Net sales increased 12.3%. Customers continued to focus on productivity and mobility as Net sales growth was driven by the shift to notebooks/mobile devices from desktops.
Public segment Net sales for the three months ended March 31, 2021 increased $396 million, or 26.0%, compared to the three months ended March 31, 2020. On an average daily sales basis, Public segment Net sales increased 28.0%. Net sales to Education customers increased 101.2% on an average daily sales basis primarily driven by integrated solutions including notebooks/mobile devices, accessories, video and services. Net sales to Government customers decreased 7.8% on an average daily sales basis primarily driven by software reflecting the continued mix into Software as a Service and the completion of the Census project, comprised of other hardware, including accessories and smartphones, and services. These decreases were partially offset by increases in notebooks/mobile devices and enterprise storage. Net sales to Healthcare customers decreased 2.3% on an average daily sales basis primarily due to desktops as uncertainty about the impacts of the COVID-19 pandemic remain.

Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended March 31, 2021 increased $116 million, or 20.7%, compared to the three months ended March 31, 2020. On an average daily sales basis, Other increased 22.6%. Customers in the UK and Canada continued to focus on productivity and mobility as Net sales growth was driven by the shift to notebooks/mobile devices from desktops, which also contributed to growth in Other hardware, including accessories. The UK and Canada also benefited from increased Net sales to public customers, many of whom had fiscal year-ends. UK customer confidence continued to improve as a result of the completion of the UK/European trade agreement and higher vaccination rates. The impact of foreign currency exchange further increased Other Net sales by approximately 840 basis points, primarily due to the favorable translation of the Canadian dollar and British pound to the US dollar.
Gross profit
Gross profit increased $39 million, or 5.1%, to $795 million for the three months ended March 31, 2021, compared to $757 million for the three months ended March 31, 2020. As a percentage of Net sales, Gross profit margin decreased 80 basis points to 16.4% for the three months ended March 31, 2021. The decrease in Gross profit margin was primarily driven by lower product margin, including notebook mix and rate, and overlapping higher margin configuration services in the prior year, partially offset by an increase in the mix of netted down revenues, primarily Software as a Service.
Selling and administrative expenses
Selling and administrative expenses decreased $39 million, or 7.6%, to $472 million for the three months ended March 31, 2021, compared to $511 million for the three months ended March 31, 2020. The decrease was primarily due to lower bad debt expense, lower intangible asset amortization and travel and entertainment expenses, partially offset by higher investments in coworkers. Total coworker count was 10,186, up 82 from 10,104 at March 31, 2020 primarily due to an increase in customer-facing coworkers as a result of our recent acquisitions.
As a percentage of Net sales, Selling and administrative expenses decreased 190 basis points to 9.7% during the three months ended March 31, 2021, compared to 11.6% for the three months ended March 31, 2020, primarily due to lower bad debt expense, lower intangible asset amortization, lower travel and entertainment expenses and lower sales payroll expenses.
Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended March 31,
	2021		2020
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$161.4	8.9%	$127.4	6.7%	26.7%
Small Business	42.8	9.9	27.3	7.0	56.6
Public	136.7	7.1	112.4	7.4	21.6
Other(2)	27.7	4.1	14.7	2.6	88.7
Headquarters(3)	(45.2)	nm*	(36.0)	nm*	(25.7)
Total Operating income	$323.4	6.7%	$245.8	5.6%	31.6%
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

Operating income was $323 million for the three months ended March 31, 2021, an increase of $77 million, or 31.6%, compared to $246 million for the three months ended March 31, 2020. Operating income increased primarily due to higher Gross profit dollars, lower bad debt expense and lower intangible asset amortization, partially offset by higher payroll expenses due to investments in coworkers. Total operating margin percentage increased 110 basis points to 6.7% for the three months ended March 31, 2021, from 5.6% for the three months ended March 31, 2020, primarily due to lower bad debt expense, lower intangible asset amortization, lower payroll expenses, and lower travel and entertainment expenses as a percentage of Net sales, partially offset by lower Gross profit margin.
Corporate segment Operating income was $161 million for the three months ended March 31, 2021, an increase of $34 million, or 26.7%, compared to $127 million for the three months ended March 31, 2020. Corporate segment Operating income increased primarily due to lower bad debt expense and lower intangible asset amortization. Corporate segment operating margin percentage increased 220 basis points to 8.9% for the three months ended March 31, 2021, from 6.7% for the three months ended March 31, 2020, primarily due to lower bad debt expense and lower intangible asset amortization as a percentage of Net sales, and an increase in the mix of netted down revenues, primarily Software as a Service.
Small Business segment Operating income was $43 million for the three months ended March 31, 2021, an increase of $16 million, or 56.6%, compared to $27 million for the three months ended March 31, 2020. Small Business segment Operating income increased primarily due to higher Gross profit dollars, lower intangible asset amortization and lower bad debt expense. Small Business segment operating margin percentage increased 290 basis points to 9.9% for the three months ended March 31, 2021, from 7.0% for the three months ended March 31, 2020, primarily due to lower intangible asset amortization, lower bad debt expense and lower payroll as a percentage of Net sales, and an increase in the mix of netted down revenues, primarily Software as a Service.
Public segment Operating income was $137 million for the three months ended March 31, 2021, an increase of $25 million, or 21.6%, compared to $112 million for the three months ended March 31, 2020. Public segment Operating income increased primarily due to higher Gross profit dollars and lower bad debt expense. Public segment operating margin percentage decreased 30 basis points to 7.1% for the three months ended March 31, 2021, from 7.4% for the three months ended March 31, 2020, primarily due to lower product margin, partially offset by lower payroll expenses, lower bad debt expense, lower intangible asset amortization, and lower travel and entertainment expenses as a percentage of Net sales.
Other Operating income was $28 million for the three months ended March 31, 2021, an increase of $13 million, or 88.7%, compared to $15 million for the three months ended March 31, 2020. Other Operating income increased primarily due to higher Gross profit dollars and lower bad debt expense, partially offset by higher sales payroll. Other operating margin percentage increased 150 basis points to 4.1% for the three months ended March 31, 2021, from 2.6% for the three months ended March 31, 2020, primarily due to lower bad debt expense, lower payroll expenses, lower integration costs, and lower travel and entertainment expenses as a percentage of Net sales, partially offset by lower product margin.
Interest expense, net
Interest expense, net, for the three months ended March 31, 2021 was $36 million, a decrease of $2 million compared to $38 million for the three months ended March 31, 2020. This decrease was primarily driven by a lower effective interest rate on the Term Loan in 2021 compared to 2020 and the benefits from the August 2020 senior notes refinancing, partially offset by additional interest expense on the senior notes issued in April 2020.
Income tax expense
Income tax expense was $56 million and $44 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 19.5% and 20.7% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate for the three months ended March 31, 2021 and 2020 differed from the US federal statutory rate of 21.0% primarily due to excess tax benefits on equity-based compensation, partially offset by state and local income taxes.
The lower effective tax rate for the three months ended March 31, 2021 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation, lower non-deductible expenses and lower global intangible low taxed income.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, and Net sales growth on a constant currency basis for the three months ended March 31, 2021 and 2020 below.

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
Non-GAAP operating income
Non-GAAP operating income was $368 million for the three months ended March 31, 2021, an increase of $64 million, or 21.0%, compared to $304 million for the three months ended March 31, 2020. As a percentage of Net sales, Non-GAAP operating income was 7.6% and 6.9% for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Operating income, as reported	$323.4	$245.8
Amortization of intangibles(1)	21.6	44.6
Equity-based compensation	15.8	8.8
Other adjustments(2)	6.9	4.7
Non-GAAP operating income	$367.7	$303.9
Non-GAAP operating income margin	7.6%	6.9%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes other expenses such as acquisition and integration expenses, payroll taxes on equity-based compensation and expenses related to the relocation of the downtown Chicago office.

Non-GAAP net income
Non-GAAP net income was $249 million for the three months ended March 31, 2021, an increase of $49 million, or 24.7%, compared to $200 million for the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021			2020
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$288.9	$(56.3)	$232.6	$211.8	$(43.9)	$167.9
Amortization of intangibles(2)	21.6	(5.4)	16.2	44.6	(11.1)	33.5
Equity-based compensation	15.8	(20.8)	(5.0)	8.8	(13.7)	(4.9)
Other adjustments(3)	7.3	(1.7)	5.6	4.7	(1.2)	3.5
Non-GAAP	$333.6	$(84.2)	$249.4	$269.9	$(69.9)	$200.0
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes other expenses such as acquisition and integration expenses, payroll taxes on equity-based compensation, expenses related to the relocation of the downtown Chicago office and a net loss on extinguishment of long-term debt.
Net sales growth on a constant currency basis
Net sales for the three months ended March 31, 2021 increased $448 million, or 10.2%, to $4,838 million, compared to the three months ended March 31, 2020. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $406 million, or 9.2%.

	Three Months Ended March 31,
(dollars in millions)	2021	2020	% Change	Average Daily % Change(1)
Net sales, as reported	$4,837.5	$4,389.2	10.2%	12.0%
Foreign currency translation(2)	—	42.2
Net sales, on a constant currency basis	$4,837.5	$4,431.4	9.2%	10.9%
(1)There were 63 and 64 selling days for the three months ended March 31, 2021 and 2020, respectively.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves US private sector business customers with more than 250 employees, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers. In the first quarter we experienced variability compared to historic seasonality trends. As uncertainty due to the COVID-19 pandemic remains, seasonality is expected to continue to be different than historical experience.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving credit facility. As of March 31, 2021, we had $1.3 billion of availability for borrowings under our senior secured asset-based revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management, including accounts receivable.
Long-Term Debt and Financing Arrangements
During the first quarter of 2021, we amended, extended and increased the size of the Revolving Loan. As a result of the amended Revolving Loan, the variable rate CDW UK revolving credit facility was closed. Additionally, we paid off the remaining principal amount on the variable rate CDW UK term loan by drawing on the amended Revolving Loan.
As of March 31, 2021, we had total indebtedness of $3.9 billion, of which $1.5 billion was secured indebtedness. At March 31, 2021, we were in compliance with the covenants under our various credit agreements and indentures.
For additional information regarding our debt and refinancing activities, see Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For additional information, see Note 5 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Share Repurchase Program
During the three months ended March 31, 2021, we repurchased 2.4 million shares of our common stock for $358 million under the previously announced share repurchase program. For additional information on our share repurchase program, see "Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds."
Dividends
A summary of 2021 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.40	February 10, 2021	February 25, 2021	March 10, 2021
On May 5, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.40 per common share. The dividend will be paid on June 10, 2021 to all stockholders of record as of the close of business on May 25, 2021.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$344.6	$223.0

Investing Activities
Capital expenditures(1)	(20.7)	(25.4)
Acquisition of business, net of cash acquired	(212.9)	—
Cash flows used in investing activities	(233.6)	(25.4)

Financing Activities
Net change in accounts payable - inventory financing	(180.3)	(81.4)
Financing payments for revenue generating assets	(42.9)	—
Other cash flows used in financing activities	(420.3)	(48.6)
Cash flows used in financing activities	(643.5)	(130.0)

Effect of exchange rate changes on cash and cash equivalents	0.9	(7.2)
Net (decrease) increase in cash and cash equivalents	$(531.6)	$60.4
(1)Includes expenditures for revenue generating assets.
Operating Activities
Cash flows provided by operating activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020	Change
Net income	$232.6	$167.9	$64.7
Adjustments for the impact of non-cash items(1)	58.8	133.4	(74.6)
Net income adjusted for the impact of non-cash items	291.4	301.3	(9.9)
Changes in assets and liabilities:
Accounts receivable(2)	(15.7)	(209.0)	193.3
Merchandise inventory(3)	15.4	(66.4)	81.8
Accounts payable-trade(4)	(37.2)	157.4	(194.6)
Other(5)	90.7	39.7	51.0
Net cash provided by operating activities	$344.6	$223.0	$121.6

(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to improved collection performance in 2021 and the timing of sales in 2020.
(3)The change is primarily due to a slight decrease in inventory in 2021 as compared to an increase in 2020 related to COVID-19 to address supply constraints.
(4)The change is primarily due to mixing out of vendors with extended payment terms.
(5)The change is primarily due to higher contract liabilities in 2021 and lower receivables from vendors in 2020, partially offset by higher accruals for investments in coworkers at the end of 2020 that was paid in 2021.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2021	2020
Days of sales outstanding (DSO)(1)	57	58
Days of supply in inventory (DIO)(2)	16	14
Days of purchases outstanding (DPO)(3)	(51)	(52)
Cash conversion cycle	22	20
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
The cash conversion cycle increased to 22 days at March 31, 2021, compared to 20 days at March 31, 2020. DSO and DPO both decreased 1 day and DIO increased 2 days compared to March 31, 2020. The decrease in DSO was primarily due to improved collections in 2021. The decrease in DPO is primarily due to mixing out of vendors with extended payment terms. The increase in DIO was driven by higher inventory levels in 2021 to support customers in the current supply environment.
Investing Activities
Net cash used in investing activities increased $208 million for the three months ended March 31, 2021 compared to March 31, 2020. This increase was primarily due to the acquisition of Amplified IT LLC on March 15, 2021, partially offset by decreased Capital expenditures. For additional information regarding the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements.
Financing Activities
Net cash used in financing activities increased $514 million for the three months ended March 31, 2021 compared to March 31, 2020. The increase was primarily driven by the higher share repurchases, the mixing out of vendors with extended payment terms under our inventory financing arrangements, decreased borrowings under our revolving credit facilities and increased financing payments for revenue generating assets. For additional information regarding the inventory financing agreements and debt activities, see Note 5 (Inventory Financing Agreements) and Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
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

The following tables set forth Balance Sheet information as of March 31, 2021 and December 31, 2020, and Statement of Operations information for the three months ended March 31, 2021 and for the year ended December 31, 2020. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the "Obligor Group"). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	March 31, 2021	December 31, 2020
Current assets	$4,487.0	$5,161.3
Goodwill	2,452.7	2,239.1
Other assets	550.6	572.1
Total Non-current assets	3,003.3	2,811.2
Current liabilities	2,965.9	3,265.0
Long-term debt	3,853.7	3,856.5
Other liabilities	178.1	209.8
Total Long-term liabilities	4,031.8	4,066.3
Statement of Operations Information

(dollars in millions)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Net sales	$4,160.0	$16,380.8
Gross profit	693.1	2,851.8
Operating income	295.7	1,113.2
Net income	209.8	738.8
Commitments and Contingencies
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission ("SEC") filings. These factors include, among others, CDW's relationships with vendor partners and terms of their agreements; continued innovations in hardware, software and services offerings by CDW's vendor partners; substantial competition that could reduce CDW's market share; the continuing development, maintenance and operation of CDW's information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to provide high-quality services to CDW's customers; potential losses of any key personnel; potential adverse occurrences at one of CDW's primary facilities or customer data centers; increases in the cost of commercial delivery services or disruptions of those services; CDW's exposure to accounts receivable and inventory risks; future acquisitions or alliances; fluctuations in CDW's operating results; fluctuations in foreign currency; global and regional economic and political conditions including uncertainties related to COVID-19; potential interruptions of the flow of products from suppliers; decreases in spending on technology products and services; potential failures to comply with Public segment contracts or applicable laws and regulations; current and future legal proceedings and audits; changes in laws, including regulations or interpretations thereof; CDW's level of indebtedness and ability to generate sufficient cash to service such indebtedness; restrictions imposed by agreements relating to CDW's indebtedness on its operations and liquidity; changes in, or the discontinuation of, CDW's share repurchase program or dividend payments; and other risk factors or uncertainties identified from time to time in CDW's filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements" of this report is incorporated herein by reference.
Item 1A. Risk Factors
See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Information relating to the Company's purchases of its common stock during the three months ended March 31, 2021 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
January 1 through January 31, 2021	0.8	$133.27	0.8	$235.4
February 1 through February 28, 2021	0.7	$150.11	0.7	$1,383.0
March 1 through March 31, 2021	0.9	$158.03	0.9	$1,229.6
Total	2.4		2.4
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1
Third Amended and Restated Revolving Loan Credit Agreement, dated March 26, 2021, by and among CDW LLC, CDW Finance Holdings Limited, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Commercial Distribution Finance, LLC, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-collateral agents, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 30, 2021 and incorporated herein by reference.

10.2*	Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan.

22.1	List of Issuer and Guarantor Subsidiaries, previously filed as Exhibit 22.1 with CDW Corporation's Form 10-K filed on February 26, 2021 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 5, 2021	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)