Form 10-Q
period 2021-06-30
CDW Corp
filed 2021-08-04
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 30, 2021, there were 137,495,464 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)
	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$501.2	$1,410.2
Accounts receivable, net of allowance for credit losses of $21.2 and $29.6, respectively	3,370.5	3,212.6
Merchandise inventory	888.7	760.0
Miscellaneous receivables	430.9	379.5
Prepaid expenses and other	230.3	191.2
Total current assets	5,421.6	5,953.5
Operating lease right-of-use assets	124.7	130.8
Property and equipment, net	176.1	175.5
Goodwill	2,731.9	2,595.9
Other intangible assets, net	487.3	445.1
Other assets	49.3	43.9
Total Assets	$8,990.9	$9,344.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$2,207.4	$2,088.4
Accounts payable-inventory financing	375.2	524.6
Current maturities of long-term debt	19.8	70.9
Contract liabilities	325.7	243.7
Accrued expenses and other current liabilities:
Compensation	255.1	288.3
Advertising	164.5	153.4
Sales and income taxes	80.4	104.2
Other	342.0	424.8
Total current liabilities	3,770.1	3,898.3
Long-term liabilities:
Debt	3,909.2	3,856.3
Deferred income taxes	33.1	55.3
Operating lease liabilities	161.5	169.0
Other liabilities	68.2	68.7
Total long-term liabilities	4,172.0	4,149.3
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 138.3 and 141.9 shares outstanding, respectively	1.4	1.4
Paid-in capital	3,294.1	3,204.9
Accumulated deficit	(2,163.5)	(1,813.4)
Accumulated other comprehensive loss	(83.2)	(95.8)
Total stockholders' equity	1,048.8	1,297.1
Total Liabilities and Stockholders' Equity	$8,990.9	$9,344.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per-share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$5,146.4	$4,365.7	$9,983.9	$8,754.9
Cost of sales	4,263.6	3,618.5	8,305.9	7,251.2
Gross profit	882.8	747.2	1,678.0	1,503.7
Selling and administrative expenses	512.9	463.8	984.7	974.5
Operating income	369.9	283.4	693.3	529.2
Interest expense, net	(35.5)	(39.7)	(71.1)	(77.6)
Other income, net	36.8	1.7	37.9	5.6
Income before income taxes	371.2	245.4	660.1	457.2
Income tax expense	(97.1)	(56.3)	(153.4)	(100.2)
Net income	$274.1	$189.1	$506.7	$357.0

Net income per common share:
Basic	$1.96	$1.32	$3.60	$2.50
Diluted	$1.93	$1.31	$3.56	$2.47

Weighted-average common shares outstanding:
Basic	139.8	142.4	140.6	142.5
Diluted	141.7	144.3	142.4	144.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$274.1	$189.1	$506.7	$357.0
Other comprehensive income (loss):
Unrealized loss from hedge accounting, net of tax	—	—	—	(0.2)
Reclassification of hedge accounting loss to net income, net of tax	0.6	1.4	1.0	2.5
Foreign currency translation, net of tax	5.3	6.3	11.6	(36.1)
Other comprehensive income (loss)	5.9	7.7	12.6	(33.8)
Comprehensive income	$280.0	$196.8	$519.3	$323.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)
	Three Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of March 31, 2021	140.4	$1.4	$3,262.6	$(2,004.6)	$(89.1)	$1,170.3
Net income	—	—	—	274.1	—	274.1
Equity-based compensation expense	—	—	20.6	—	—	20.6
Stock option exercises	—	—	4.1	—	—	4.1
Coworker Stock Purchase Plan	0.1	—	6.5	—	—	6.5
Repurchases of common stock	(2.2)	—	—	(376.9)	—	(376.9)
Dividends paid ($0.40 per share)	—	—	0.3	(56.1)	—	(55.8)
Reclassification of hedge accounting loss to net income	—	—	—	—	0.6	0.6
Foreign currency translation	—	—	—	—	5.3	5.3
Balance as of June 30, 2021	138.3	1.4	3,294.1	(2,163.5)	(83.2)	1,048.8

	Three Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of March 31, 2020	142.3	$1.4	$3,114.9	$(2,067.3)	$(159.3)	$889.7
Net income	—	—	—	189.1	—	189.1
Equity-based compensation expense	—	—	5.6	—	—	5.6
Stock option exercises	0.3	—	12.7	—	—	12.7
Coworker Stock Purchase Plan	—	—	4.8	—	—	4.8
Dividends paid ($0.38 per share)	—	—	0.3	(54.3)	—	(54.0)
Reclassification of hedge accounting loss to net income	—	—	—	—	1.4	1.4
Foreign currency translation	—	—	—	—	6.3	6.3
Balance as of June 30, 2020	142.6	1.4	3,138.3	(1,932.5)	(151.6)	1,055.6

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)
	Six Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2020	141.9	$1.4	$3,204.9	$(1,813.4)	$(95.8)	$1,297.1
Net income	—	—	—	506.7	—	506.7
Equity-based compensation expense	—	—	36.4	—	—	36.4
Stock option exercises	0.9	—	41.8	—	—	41.8
Coworker Stock Purchase Plan	0.1	—	10.4	—	—	10.4
Repurchases of common stock	(4.6)	—	—	(735.3)	—	(735.3)
Dividends paid ($0.80 per share)	—	—	0.6	(112.9)	—	(112.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(27.8)	—	(27.8)
Reclassification of hedge accounting loss to net income	—	—	—	—	1.0	1.0
Foreign currency translation	—	—	—	—	11.6	11.6
Impact of adoption of Topic 740	—	—	—	19.2	—	19.2
Balance as of June 30, 2021	138.3	$1.4	$3,294.1	$(2,163.5)	$(83.2)	$1,048.8

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2019	143.0	$1.4	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	357.0	—	357.0
Equity-based compensation expense	—	—	14.4	—	—	14.4
Stock option exercises	0.7	—	19.8	—	—	19.8
Coworker Stock Purchase Plan	—	—	8.3	—	—	8.3
Repurchases of common stock	(1.1)	—	—	(140.8)	—	(140.8)
Dividends paid ($0.76 per share)	—	—	0.5	(108.7)	—	(108.2)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.9)	—	(21.9)
Unrealized loss from hedge accounting	—	—	—	—	(0.2)	(0.2)
Reclassification of hedge accounting loss to net income	—	—	—	—	2.5	2.5
Foreign currency translation	—	—	—	—	(36.1)	(36.1)
Impact of adoption of Topic 326	—	—	—	0.5	—	0.5
Balance as of June 30, 2020	142.6	$1.4	$3,138.3	$(1,932.5)	$(151.6)	$1,055.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$506.7	$357.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.8	216.6
Equity-based compensation expense	36.4	14.4
Deferred income taxes	(3.1)	7.3
Provision for credit losses	(6.0)	27.1
Other	(31.0)	6.8
Changes in assets and liabilities:
Accounts receivable	(140.5)	(80.4)
Merchandise inventory	(127.9)	(89.3)
Other assets	(74.0)	19.3
Accounts payable-trade	107.5	(2.1)
Other liabilities	(15.0)	39.1
Net cash provided by operating activities	344.9	515.8
Cash flows from investing activities:
Capital expenditures	(38.5)	(100.0)
Acquisition of business, net of cash acquired	(211.6)	—
Proceeds from the sale of equity method investment	36.0	—
Net cash used in investing activities	(214.1)	(100.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	56.5	1,024.0
Repayments of borrowings under revolving credit facility	—	(1,025.0)
Proceeds from issuance of long-term debt	—	600.0
Payments to extinguish long-term debt	(56.5)	—
Net change in accounts payable-inventory financing	(150.1)	52.3
Financing payments for revenue generating assets	(46.1)	—
Repurchases of common stock	(735.3)	(140.8)
Proceeds from stock option exercises	41.8	—
Payment of incentive compensation plan withholding taxes	(27.8)	(21.9)
Dividend payments	(112.3)	(108.3)
Other	(12.7)	14.0
Net cash (used in) provided by financing activities	(1,042.5)	394.3
Effect of exchange rate changes on cash and cash equivalents	2.7	(5.7)
Net (decrease) increase in cash and cash equivalents	(909.0)	804.4
Cash and cash equivalents—beginning of period	1,410.2	154.0
Cash and cash equivalents—end of period	$501.2	$958.4
Supplementary disclosure of cash flow information:
Interest paid	$(66.4)	$(67.2)
Income taxes paid, net	$(157.6)	$(21.5)

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "December 31, 2020 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2020 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2020 Consolidated Financial Statements include a discussion of the Company's significant accounting policies and estimates. Except as noted within Note 2 (Recent Accounting Pronouncements) for the adoption of Accounting Standards Update ("ASU") 2019-12,

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, there have been no changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2021.
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
3.    Acquisition
On March 15, 2021, the Company completed the acquisition of Amplified IT LLC ("Amplified IT") through a purchase of all issued and outstanding membership interests. Amplified IT is a Google Premium education partner and leading provider of Google Cloud services, solutions and software for education partners. This strategic acquisition expands the Company's services and solutions capabilities to help schools leverage technology to achieve greater educational outcomes. The financial results of Amplified IT have been included in the Company's Consolidated Financial Statements since the date of the acquisition. These amounts are presented within the Public reportable segment and are insignificant for the three and six months ended June 30, 2021. The purchase price allocation is preliminary and subject to customary closing adjustments and revision as additional information about fair value of assets and liabilities become available. Preliminarily, the Company recorded approximately $88 million of intangible assets, which primarily consisted of customer relationships.
4.    Goodwill
The changes in goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2020(2)	$1,123.6	$185.9	$929.6	$356.8	$2,595.9
Amplified IT acquisition(3)	—	—	130.3	—	130.3
Other acquisition adjustments	0.2	—	—	—	0.2
Foreign currency translation	—	—	—	5.5	5.5
Balances as of June 30, 2021(2)	$1,123.8	$185.9	$1,059.9	$362.3	$2,731.9
(1)Other is comprised of CDW UK and CDW Canada operating segments.
(2)Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively, recorded in 2008 and 2009.
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
Amounts included in Accounts payable-inventory financing are as follows:

	June 30, 2021	December 31, 2020
Revolving Loan inventory financing agreement(1)	$327.7	$470.1
Other inventory financing agreements	47.5	54.5
Accounts payable-inventory financing	$375.2	$524.6
(1)The senior secured asset-based revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.
6.    Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of June 30, 2021 and December 31, 2020, the contract liability balance was $326 million and $244 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $147 million and $210 million, respectively, related to its contract liabilities.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of June 30, 2021 related to noncancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$36.8	$22.0	$7.7	$1.3

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
7.    Long-Term Debt

		As of June 30, 2021		As of December 31, 2020
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior secured asset-based revolving credit facility	March 2026	1.375%	$56.7	—%	$—

Term Loans
CDW UK term loan(1)	August 2021	—%	—	1.445%	56.0
Senior secured term loan facility	October 2026	1.860%	1,415.9	1.900%	1,423.4
Total term loans			1,415.9		1,479.4

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Total unsecured senior notes			2,475.0		2,475.0

Other long-term obligations			6.3		—
Unamortized deferred financing fees			(24.9)		(27.2)
Current maturities of long-term debt			(19.8)		(70.9)
Total long-term debt			$3,909.2		$3,856.3
(1)Denominated in British pounds.
As of June 30, 2021, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facility
The Company has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of June 30, 2021, the Revolving Loan had less than $1 million of undrawn letters of credit, $315 million reserved for the floorplan sub-facility and a borrowing base of $2.3 billion, which is based on the amount of eligible inventory and accounts receivable balances as of May 31, 2021. As of June 30, 2021, the Company could have borrowed up to an additional $1.2 billion under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 5 (Inventory Financing Agreements)), deposits and accounts receivable, and by a second priority interest in substantially all other US assets.
Term Loan
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps. The interest rates disclosed in the table above represent the variable interest rates in effect on June 30, 2021 and December 31, 2020, respectively. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of June 30, 2021, the amount of CDW's restricted payment capacity under the Term Loan was $2.5 billion.
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
The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, were as follows:

	June 30, 2021	December 31, 2020
Fair value	$4,056.3	$4,077.9
Carrying value	3,953.9	3,954.4
8.    Income Taxes
Income tax expense was $97 million and $56 million for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.2% and 22.9% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the three months ended June 30, 2020 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
Income tax expense was $153 million and $100 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 23.2% and 21.9% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the six months ended June 30, 2020 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted-average shares outstanding	139.8	142.4	140.6	142.5
Effect of dilutive securities(1)	1.9	1.9	1.8	2.1
Diluted weighted-average shares outstanding(2)	141.7	144.3	142.4	144.6
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2021 and 2020 as their inclusion would have had an anti-dilutive effect.
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
As of June 30, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Information about the Company's segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended June 30, 2021
Net sales	$1,983.3	$482.9	$2,080.7	$599.5	$—	$5,146.4
Operating income (loss)	175.2	44.0	153.3	23.7	(26.3)	369.9
Depreciation and amortization expense	(3.8)	(0.8)	(16.1)	(8.6)	(17.3)	(46.6)

Three Months Ended June 30, 2020
Net sales	$1,557.5	$302.1	$2,022.1	$484.0	$—	$4,365.7
Operating income (loss)	123.0	21.0	159.9	16.5	(37.0)	283.4
Depreciation and amortization expense	(22.1)	(5.6)	(69.1)	(7.9)	(20.5)	(125.2)

Six Months Ended June 30, 2021
Net sales	$3,788.9	$915.6	$4,002.4	$1,277.0	$—	$9,983.9
Operating income (loss)	336.6	86.8	290.0	51.4	(71.5)	693.3
Depreciation and amortization expense	(7.8)	(1.6)	(29.5)	(17.2)	(35.7)	(91.8)

Six Months Ended June 30, 2020
Net sales	$3,468.5	$693.6	$3,547.4	$1,045.4	$—	$8,754.9
Operating income (loss)	250.4	48.3	272.3	31.2	(73.0)	529.2
Depreciation and amortization expense	(44.4)	(11.4)	(106.8)	(15.9)	(38.1)	(216.6)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended June 30, 2021
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,976.2	$482.9	$2,080.7	$4.7	$4,544.5
Rest of World	7.1	—	—	594.8	601.9
Total Net sales	1,983.3	482.9	2,080.7	599.5	5,146.4

Major Product and Services
Hardware	1,586.5	416.4	1,763.9	458.8	4,225.6
Software	267.6	49.4	242.5	78.3	637.8
Services	110.9	11.3	70.1	59.4	251.7
Other(2)	18.3	5.8	4.2	3.0	31.3
Total Net sales	1,983.3	482.9	2,080.7	599.5	5,146.4

Sales by Channel
Corporate	1,983.3	—	—	—	1,983.3
Small Business	—	482.9	—	—	482.9
Government	—	—	513.4	—	513.4
Education	—	—	1,112.1	—	1,112.1
Healthcare	—	—	455.2	—	455.2
Other	—	—	—	599.5	599.5
Total Net sales	1,983.3	482.9	2,080.7	599.5	5,146.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,789.2	451.6	1,953.5	527.2	4,721.5
Transferred at a point in time where CDW is agent	120.7	25.9	85.0	19.8	251.4
Transferred over time where CDW is principal	73.4	5.4	42.2	52.5	173.5
Total Net sales	$1,983.3	$482.9	$2,080.7	$599.5	$5,146.4
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,542.9	$302.1	$2,022.1	$3.8	$3,870.9
Rest of World	14.6	—	—	480.2	494.8
Total Net sales	1,557.5	302.1	2,022.1	484.0	4,365.7

Major Product and Services(2)
Hardware	1,211.6	247.7	1,724.8	365.1	3,549.2
Software	238.9	42.6	222.5	68.3	572.3
Services	93.1	7.1	66.2	48.4	214.8
Other(3)	13.9	4.7	8.6	2.2	29.4
Total Net sales	1,557.5	302.1	2,022.1	484.0	4,365.7

Sales by Channel
Corporate	1,557.5	—	—	—	1,557.5
Small Business	—	302.1	—	—	302.1
Government	—	—	719.7	—	719.7
Education	—	—	876.8	—	876.8
Healthcare	—	—	425.6	—	425.6
Other	—	—	—	484.0	484.0
Total Net sales	1,557.5	302.1	2,022.1	484.0	4,365.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,387.2	280.7	1,854.2	426.2	3,948.3
Transferred at a point in time where CDW is agent	112.2	18.9	68.3	14.8	214.2
Transferred over time where CDW is principal	58.1	2.5	99.6	43.0	203.2
Total Net sales	$1,557.5	$302.1	$2,022.1	$484.0	$4,365.7
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the three months ended June 30, 2021.
(3)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2021
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$3,779.7	$915.6	$4,002.4	$9.3	$8,707.0
Rest of World	9.2	—	—	1,267.7	1,276.9
Total Net sales	3,788.9	915.6	4,002.4	1,277.0	9,983.9

Major Product and Services
Hardware	3,007.3	784.6	3,431.8	971.5	8,195.2
Software	534.6	98.5	433.9	176.3	1,243.3
Services	213.5	21.5	128.0	122.6	485.6
Other(2)	33.5	11.0	8.7	6.6	59.8
Total Net sales	3,788.9	915.6	4,002.4	1,277.0	9,983.9

Sales by Channel
Corporate	3,788.9	—	—	—	3,788.9
Small Business	—	915.6	—	—	915.6
Government	—	—	1,029.5	—	1,029.5
Education	—	—	2,055.4	—	2,055.4
Healthcare	—	—	917.5	—	917.5
Other	—	—	—	1,277.0	1,277.0
Total Net sales	3,788.9	915.6	4,002.4	1,277.0	9,983.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	3,416.9	853.6	3,779.4	1,127.8	9,177.7
Transferred at a point in time where CDW is agent	233.0	52.8	143.1	43.2	472.1
Transferred over time where CDW is principal	139.0	9.2	79.9	106.0	334.1
Total Net sales	$3,788.9	$915.6	$4,002.4	$1,277.0	$9,983.9
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$3,450.7	$693.6	$3,547.4	$10.0	$7,701.7
Rest of World	17.8	—	—	1,035.4	1,053.2
Total Net sales	3,468.5	693.6	3,547.4	1,045.4	8,754.9

Major Product and Services(2)
Hardware	2,729.5	572.8	2,940.0	776.3	7,018.6
Software	511.1	95.4	457.6	161.6	1,225.7
Services	193.1	15.4	134.1	102.8	445.4
Other(3)	34.8	10.0	15.7	4.7	65.2
Total Net sales	3,468.5	693.6	3,547.4	1,045.4	8,754.9

Sales by Channel
Corporate	3,468.5	—	—	—	3,468.5
Small Business	—	693.6	—	—	693.6
Government	—	—	1,288.2	—	1,288.2
Education	—	—	1,353.0	—	1,353.0
Healthcare	—	—	906.2	—	906.2
Other	—	—	—	1,045.4	1,045.4
Total Net sales	3,468.5	693.6	3,547.4	1,045.4	8,754.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	3,128.2	647.4	3,258.8	925.2	7,959.6
Transferred at a point in time where CDW is agent	219.8	40.9	120.6	28.0	409.3
Transferred over time where CDW is principal	120.5	5.3	168.0	92.2	386.0
Total Net sales	$3,468.5	$693.6	$3,547.4	$1,045.4	$8,754.9
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the six months ended June 30, 2021.
(3)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three and six months ended June 30, 2021 and 2020. Categories are based upon internal classifications.

	Three Months Ended June 30,
	2021		2020(1)
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,710.1	33.2%	$1,427.7	32.7%
Netcomm Products	483.8	9.4	471.2	10.8
Desktops	293.7	5.7	254.4	5.8
Video	410.5	8.0	246.8	5.7
Enterprise and Data Storage (Including Drives)	242.5	4.7	200.1	4.6
Other Hardware	1,085.0	21.1	949.0	21.7
Total Hardware	4,225.6	82.1	3,549.2	81.3

Software(2)	637.8	12.4	572.3	13.1
Services(2)	251.7	4.9	214.8	4.9
Other(3)	31.3	0.6	29.4	0.7
Total Net sales	$5,146.4	100.0%	$4,365.7	100.0%

	Six Months Ended June 30,
	2021		2020(1)
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$3,302.8	33.1%	$2,538.2	29.0%
Netcomm Products	938.4	9.4	926.0	10.6
Desktops	558.9	5.6	636.7	7.3
Video	736.5	7.4	560.3	6.4
Enterprise and Data Storage (Including Drives)	502.1	5.0	440.9	5.0
Other Hardware	2,156.5	21.6	1,916.5	21.9
Total Hardware	8,195.2	82.1	7,018.6	80.2

Software(2)	1,243.3	12.5	1,225.7	14.0
Services(2)	485.6	4.9	445.4	5.1
Other(3)	59.8	0.5	65.2	0.7
Total Net sales	$9,983.9	100.0%	$8,754.9	100.0%
(1)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the three and six months ended June 30, 2021.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
12.    Subsequent Event
On July 30, 2021, the Company completed the acquisition of Focal Point Data Risk LLC and certain affiliates ("Focal Point") through a purchase of all issued and outstanding equity interests. Focal Point is a leading US based cybersecurity services firm that brings an expert team with deep capabilities in identity and access management as well as the ability to serve customers across the full cybersecurity landscape. This strategic acquisition expands the Company’s services and capabilities to help customers address risks posed by malicious cyber threats and cyber workforce shortages, while helping customers navigate shifting data protection laws.

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

•The global spread of the novel coronavirus ("COVID-19") pandemic continues to create macroeconomic uncertainty, volatility and disruption, including supply constraints. The supply constraints are being caused primarily by component availability, resulting in extended lead times and unpredictability. In 2021, customer top priorities have been digital transformation, security, hybrid and cloud solutions, client devices, and preparing for workers to return to the office and enhancing remote enablement capabilities as hybrid environments become the future work model. We have orchestrated solutions by leveraging client devices, accessories, collaboration tools, security, software and hybrid and cloud offerings to help customers build these capabilities and achieve their objectives.
•Changes in spending policies, budget priorities and funding levels, including current and future stimulus packages, are key factors influencing the purchasing levels of Government, Healthcare and Education customers. As schools prepare for students to return this fall, Education customers have prioritized investments towards equity and access for all students and enhancing the in-classroom experience. In addition, Healthcare customers resumed projects that were paused during the pandemic as budget certainty improved as more patients returned to elective procedures. As the duration and ongoing economic impacts of the COVID-19 pandemic remain uncertain, current and future budget priorities and funding levels for Government, Healthcare and Education customers may be adversely affected.
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

Second Quarter Overview
The results of certain business metrics are as follows:

	Three Months Ended June 30,
(dollars in millions)	2021	2020
Net sales	$5,146.4	$4,365.7
Gross profit	882.8	747.2
Operating income	369.9	283.4
Net income	274.1	189.1
Non-GAAP operating income	418.1	338.2
Non-GAAP net income	286.1	225.3
Average daily sales(1)	80.4	68.2
Net debt(2)	3,427.8	2,941.1
Cash conversion cycle (in days)(3)	21	25
(1)    There were 64 selling days for both the three months ended June 30, 2021 and 2020.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended June 30,
	2021		2020
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$5,146.4	100.0%	$4,365.7	100.0%
Cost of sales	4,263.6	82.8	3,618.5	82.9
Gross profit	882.8	17.2	747.2	17.1
Selling and administrative expenses	512.9	10.0	463.8	10.6
Operating income	369.9	7.2	283.4	6.5
Interest expense, net	(35.5)	(0.7)	(39.7)	(0.9)
Other income, net	36.8	0.7	1.7	—
Income before income taxes	371.2	7.2	245.4	5.6
Income tax expense	(97.1)	(1.9)	(56.3)	(1.3)
Net income	$274.1	5.3%	$189.1	4.3%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended June 30,
	2021		2020
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$1,983.3	38.5%	$1,557.5	35.7%	$425.8	27.3%

Small Business	482.9	9.4	302.1	6.9	180.8	59.8

Public:
Government	513.4	10.0	719.7	16.5	(206.3)	(28.7)
Education	1,112.1	21.6	876.8	20.1	235.3	26.8
Healthcare	455.2	8.8	425.6	9.7	29.6	7.0
Total Public	2,080.7	40.4	2,022.1	46.3	58.6	2.9

Other	599.5	11.7	484.0	11.1	115.5	23.8

Total Net sales	$5,146.4	100.0%	$4,365.7	100.0%	$780.7	17.9%
(1)There were 64 selling days for both the three months ended June 30, 2021 and 2020.
Total Net sales for the three months ended June 30, 2021 increased $781 million, or 17.9%, to $5,146 million, compared to the three months ended June 30, 2020. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 16.3%. Net sales growth was primarily driven by Corporate, Education and Small Business customers. Our Corporate and Small Business customers prepared for returning to the office and optimizing hybrid work environment capabilities, while Education customers prioritized equity and access to learning and enhancing the in-classroom experience. For additional information, see Note 11 (Segment Information) to the accompanying Consolidated Financial Statements and "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
Corporate segment Net sales for the three months ended June 30, 2021 increased $426 million, or 27.3%, compared to the three months ended June 30, 2020. Expectations that a hybrid environment will become the future work model resulted in increased demand for notebooks/mobile devices, video and accessories. Additionally, Corporate customers resumed infrastructure projects, driving growth in servers, enterprise storage and software.
Small Business segment Net sales for the three months ended June 30, 2021 increased $181 million, or 59.8%, compared to the three months ended June 30, 2020. Customers continued to focus on productivity and mobility as Net sales growth was driven by notebooks/mobile devices and increased demand for video.
Public segment Net sales for the three months ended June 30, 2021 increased $59 million, or 2.9%, compared to the three months ended June 30, 2020. Net sales to Education customers increased 26.8% primarily driven by integrated solutions including notebooks/mobile devices, video, accessories and services. Schools have prioritized equity and access to learning and are investing in the interactive classroom experience to prepare for students returning to in-person learning in the fall. Net sales to Healthcare customers increased 7.0% primarily due to desktops and video. Healthcare customers saw patients returning for elective procedures which increased confidence in budgets, enabling delayed projects to restart. Net sales to Government customers decreased 28.7% primarily driven by notebooks/mobile devices and desktops, and the completion of the Census project, comprised of other hardware, including accessories and smartphones, and services.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended June 30, 2021 increased $116 million, or 23.8%, compared to the three months ended June 30, 2020. In local currency, Canada Net sales increased as a result of increased customer confidence and higher vaccination rates while UK Net sales decreased due to a slower economic recovery. Customers in the UK and Canada continued to focus on productivity, mobility and security as Net sales growth was driven primarily by notebooks/mobile devices, video and other hardware, including accessories. The impact of foreign currency exchange increased Other Net sales by 13.9%, primarily due to the favorable translation of the Canadian dollar and British pound to the US dollar.

Gross profit
Gross profit increased $136 million, or 18.2%, to $883 million for the three months ended June 30, 2021, compared to $747 million for the three months ended June 30, 2020. As a percentage of Net sales, Gross profit margin increased 10 basis points to 17.2% for the three months ended June 30, 2021. The increase in Gross profit margin was primarily driven by an increase in the mix of net service contract revenue, primarily Software as a Service, and increased Net sales and margins on professional services, partially offset by overlapping higher margin configuration services in the prior year.
Selling and administrative expenses
Selling and administrative expenses increased $49 million, or 10.6%, to $513 million for the three months ended June 30, 2021, compared to $464 million for the three months ended June 30, 2020. The increase was primarily driven by higher sales payroll expenses consistent with higher Gross profit, higher coworker count and higher performance-based compensation consistent with higher attainment against goals, partially offset by lower intangible asset amortization. Total coworker count was 10,666, up 618 from 10,048 at June 30, 2020 primarily due to an increase in new hires during 2021 and customer-facing coworkers as a result of our recent acquisitions.
As a percentage of total Net sales, Selling and administrative expenses decreased 60 basis points to 10.0% during the three months ended June 30, 2021, compared to 10.6% in the three months ended June 30, 2020 primarily due to lower intangible asset amortization, partially offset by higher payroll expenses.
Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended June 30,
	2021		2020
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$175.2	8.8%	$123.0	7.9%	42.3%
Small Business	44.0	9.1	21.0	7.0	109.4
Public	153.3	7.4	159.9	7.9	(4.1)
Other(2)	23.7	4.0	16.5	3.4	42.8
Headquarters(3)	(26.3)	nm*	(37.0)	nm*	28.9
Total Operating income	$369.9	7.2%	$283.4	6.5%	30.5%
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
Operating income was $370 million for the three months ended June 30, 2021, an increase of $87 million, or 30.5%, compared to $283 million for the three months ended June 30, 2020. Operating income increased primarily due to higher Gross profit dollars and lower intangible asset amortization, partially offset by higher sales payroll expenses consistent with higher Gross profit, higher coworker count and higher performance-based compensation consistent with higher attainment against goals. Total operating margin percentage increased 70 basis points to 7.2% for the three months ended June 30, 2021, compared to 6.5% for the three months ended June 30, 2020 primarily due to lower intangible asset amortization as a percentage of Net sales, partially offset by higher payroll expenses.
Corporate segment Operating income was $175 million for the three months ended June 30, 2021, an increase of $52 million, or 42.3%, compared to $123 million for the three months ended June 30, 2020. Corporate segment Operating income increased primarily due to higher Gross profit dollars and lower intangible asset amortization, partially offset by higher sales payroll and performance-based compensation expenses. Corporate segment operating margin percentage increased 90 basis points to 8.8% for the three months ended June 30, 2021, compared to 7.9% for the three months ended June 30, 2020 primarily due to lower intangible asset amortization as a percentage of Net sales, partially offset by higher payroll expenses.
Small Business segment Operating income was $44 million for the three months ended June 30, 2021, an increase of $23 million, or 109.4%, compared to $21 million for the three months ended June 30, 2020. Small Business segment Operating income increased primarily due to higher Gross profit dollars and lower intangible asset amortization, partially offset by higher sales payroll expenses. Small Business segment operating margin percentage increased 210 basis points to 9.1% for the three months ended June 30, 2021, compared to 7.0% for the three months ended June 30, 2020, primarily due to lower intangible asset amortization and lower payroll expenses as a percentage of Net sales, partially offset by lower product margin.
Public segment Operating income was $153 million for the three months ended June 30, 2021, a decrease of $7 million, or 4.1%, compared to $160 million for the three months ended June 30, 2020. Public segment Operating income decreased primarily due to higher sales payroll and performance-based compensation expenses, partially offset by higher Gross profit dollars. Public segment operating margin percentage decreased 50 basis points to 7.4% for the three months ended June 30, 2021, compared to 7.9% for the three months ended June 30, 2020, primarily due to higher payroll expenses as a percentage of Net sales, partially offset by higher margin from mixing into net service contract revenue.
Other Operating income was $24 million for the three months ended June 30, 2021, an increase of $7 million, or 42.8%, compared to $17 million for the three months ended June 30, 2020. Other Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll expenses. Other operating margin percentage increased 60 basis points to 4.0% for the three months ended June 30, 2021, compared to 3.4% for the three months ended June 30, 2020 primarily due to lower payroll expenses, integration costs, intangible asset amortization, and other selling and administrative expenses as a percentage of Net sales, partially offset by lower product margin.
Interest expense, net
Interest expense, net for the three months ended June 30, 2021 was $36 million, a decrease of $4 million compared to $40 million for the three months ended June 30, 2020. This decrease was primarily driven by the benefits from the August 2020 senior notes refinancing, a lower effective interest rate on the Term Loan in 2021 compared to 2020 and lower borrowings under the revolving credit facility in 2021 compared to 2020.
Other income, net
During the three months ended June 30, 2021, we sold all ownership interests of an equity method investment and recognized a $36 million gain.
Income tax expense
Income tax expense was $97 million and $56 million for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.2% and 22.9% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the three months ended June 30, 2020 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
The higher effective tax rate for the three months ended June 30, 2021 as compared to the same period in the prior year was primarily attributable to lower excess tax benefits on equity-based compensation and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the three months ended June 30, 2021 and 2020 below.
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
Non-GAAP operating income
Non-GAAP operating income was $418 million for the three months ended June 30, 2021, an increase of $80 million, or 23.6%, compared to $338 million for the three months ended June 30, 2020. As a percentage of Net sales, Non-GAAP operating income was 8.1% and 7.7% for the three months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,
(dollars in millions)	2021	2020
Operating income, as reported	$369.9	$283.4
Amortization of intangibles(1)	24.4	44.4
Equity-based compensation	20.6	5.6
Other adjustments	3.2	4.8
Non-GAAP operating income	$418.1	$338.2
Non-GAAP operating income margin	8.1%	7.7%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Non-GAAP net income
Non-GAAP net income was $286 million for the three months ended June 30, 2021, an increase of $61 million, or 27.0%, compared to $225 million for the three months ended June 30, 2020.

	Three Months Ended June 30,
	2021			2020
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$371.2	$(97.1)	$274.1	$245.4	$(56.3)	$189.1
Gain on sale of equity method investment	(36.0)	8.8	(27.2)	—	—	—
Amortization of intangibles(2)	24.4	(1.8)	22.6	44.4	(11.1)	33.3
Equity-based compensation	20.6	(6.2)	14.4	5.6	(6.3)	(0.7)
Other adjustments	3.2	(1.0)	2.2	4.8	(1.2)	3.6
Non-GAAP	$383.4	$(97.3)	$286.1	$300.2	$(74.9)	$225.3
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

Net sales growth on a constant currency basis
Net sales increased $781 million, or 17.9%, to $5,146 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $720 million, or 16.3%.

	Three Months Ended June 30,
(dollars in millions)	2021	2020	% Change(1)
Net sales, as reported	$5,146.4	$4,365.7	17.9%
Foreign currency translation(2)	—	61.1
Net sales, on a constant currency basis	$5,146.4	$4,426.8	16.3%
(1)There were 64 selling days for both the three months ended June 30, 2021 and 2020.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Six Months Overview
The results of certain business metrics are as follows:

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Net sales	$9,983.9	$8,754.9
Gross profit	1,678.0	1,503.7
Operating income	693.3	529.2
Net income	506.7	357.0
Non-GAAP operating income	785.8	642.1
Non-GAAP net income	535.5	425.3
Average daily sales(1)	78.6	68.4
Net debt(2)	3,427.8	2,941.1
Cash conversion cycle (in days)(3)	21	25
(1)    There were 127 and 128 selling days for the six months ended June 30, 2021 and 2020, respectively.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Six Months Ended June 30,
	2021		2020
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$9,983.9	100.0%	$8,754.9	100.0%
Cost of sales	8,305.9	83.2	7,251.2	82.8
Gross profit	1,678.0	16.8	1,503.7	17.2
Selling and administrative expenses	984.7	9.9	974.5	11.2
Operating income	693.3	6.9	529.2	6.0
Interest expense, net	(71.1)	(0.7)	(77.6)	(0.9)
Other income, net	37.9	0.4	5.6	0.1
Income before income taxes	660.1	6.6	457.2	5.2
Income tax expense	(153.4)	(1.5)	(100.2)	(1.1)
Net income	$506.7	5.1%	$357.0	4.1%
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Six Months Ended June 30,
	2021		2020
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$3,788.9	37.9%	$3,468.5	39.6%	$320.4	9.2%	10.1%

Small Business	915.6	9.2	693.6	7.9	222.0	32.0	33.0

Public:
Government	1,029.5	10.3	1,288.2	14.7	(258.7)	(20.1)	(19.5)
Education	2,055.4	20.6	1,353.0	15.5	702.4	51.9	53.1
Healthcare	917.5	9.2	906.2	10.4	11.3	1.3	2.0
Total Public	4,002.4	40.1	3,547.4	40.6	455.0	12.8	13.7

Other	1,277.0	12.8	1,045.4	11.9	231.6	22.2	23.1

Total Net sales	$9,983.9	100.0%	$8,754.9	100.0%	$1,229.0	14.0%	14.9%
(1)There were 127 and 128 selling days for the six months ended June 30, 2021 and 2020, respectively.
Total Net sales for the six months ended June 30, 2021 increased $1,229 million to $9,984 million, compared to the six months ended June 30, 2020. There was one less selling day in the six months ended June 30, 2021 compared to the same period of 2020, and Net sales on an average daily sales basis increased 14.9%. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth on an average daily sales basis was 13.6%. Net sales growth was primarily driven by Education, Corporate and Small Business customers. Our Education customers prioritized equity and access to learning and enhancing the in-classroom experience, while Corporate and Small Business customers prepared for returning to the office and optimizing hybrid work environment capabilities. For additional information, see Note 11 (Segment Information) to the accompanying Consolidated Financial Statements and "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.

Corporate segment Net sales for the six months ended June 30, 2021 increased $320 million, or 9.2%, compared to the six months ended June 30, 2020. On an average daily sales basis, Corporate segment Net sales increased 10.1%. Expectations that a hybrid environment will become the future work model resulted in higher demand for notebooks/mobile devices, video and accessories. Additionally, Corporate customers resumed infrastructure projects, driving growth in servers, enterprise storage and software.
Small Business segment Net sales for the six months ended June 30, 2021 increased $222 million, or 32.0%, compared to the six months ended June 30, 2020. On an average daily sales basis, Small Business segment Net sales increased 33.0%. Customers continued to focus on productivity and mobility as Net sales growth was driven by notebooks/mobile devices, video and accessories.
Public segment Net sales for the six months ended June 30, 2021 increased $455 million, or 12.8%, compared to the six months ended June 30, 2020. On an average daily sales basis, Public segment Net sales increased 13.7%. Net sales to Education customers increased 53.1% on an average daily sales basis primarily driven by integrated solutions including notebooks/mobile devices, video, accessories and services. Schools have prioritized equity and access to learning and investing in the interactive classroom experience to prepare for students returning to in-person learning in the fall. Net sales to Healthcare customers increased 2.0% on an average daily sales basis primarily due to services, servers and video, partially offset by notebooks/mobile devices. Healthcare customers saw patients returning for elective procedures which increased confidence in budgets, enabling delayed projects to restart. Net sales to Government customers decreased 19.5% on an average daily sales basis primarily driven by notebooks/mobile devices and desktops, software reflecting the continued mix into Software as a Service, and the completion of the Census project, comprised of other hardware, including accessories and smartphones, and services. These decreases were partially offset by increased infrastructure spending in enterprise storage.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the six months ended June 30, 2021 increased $232 million, or 22.2%, compared to the six months ended June 30, 2020. On an average daily sales basis, Other increased 23.1%. In local currency, Canada Net sales increased as a result of increased customer confidence and higher vaccination rates while UK Net sales increased at a lower rate due to a slower economic recovery. Customers in the UK and Canada continued to focus on productivity and mobility as Net sales growth was driven by notebooks/mobile devices, video and other hardware, including accessories. The impact of foreign currency exchange further increased Other Net sales by 11.0%, primarily due to the favorable translation of the Canadian dollar and British pound to the US dollar.
Gross profit
Gross profit increased $174 million, or 11.6%, to $1,678 million for the six months ended June 30, 2021, compared to $1,504 million for the six months ended June 30, 2020. As a percentage of Net sales, Gross profit margin decreased 40 basis points to 16.8% for the six months ended June 30, 2021. The decrease in Gross profit margin was primarily driven by lower product margin, including notebook mix and rate, and overlapping higher margin configuration services in the prior year, partially offset by an increase in the mix of net service contract revenue, primarily Software as a Service, and increased Net sales and margins on professional services.
Selling and administrative expenses
Selling and administrative expenses increased $10 million, or 1.1%, to $985 million for the six months ended June 30, 2021, compared to $975 million for the six months ended June 30, 2020. The increase was primarily due to higher payroll expenses consistent with higher Gross profit, higher coworker count and higher performance-based compensation consistent with higher attainment against goals, partially offset by lower intangible asset amortization and lower bad debt expense. Total coworker count was 10,666, up 618 from 10,048 at June 30, 2020 primarily due to an increase in new hires during 2021 and customer-facing coworkers as a result of our recent acquisitions.
As a percentage of Net sales, Selling and administrative expenses decreased 120 basis points to 9.9% during the six months ended June 30, 2021, compared to 11.1% for the six months ended June 30, 2020, primarily due to lower intangible asset amortization and lower bad debt expense.

Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Six Months Ended June 30,
	2021		2020
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$336.6	8.9%	$250.4	7.2%	34.4%
Small Business	86.8	9.5	48.3	7.0	79.6
Public	290.0	7.2	272.3	7.7	6.5
Other(2)	51.4	4.0	31.2	3.0	64.4
Headquarters(3)	(71.5)	nm*	(73.0)	nm*	2.1
Total Operating income	$693.3	6.9%	$529.2	6.0%	31.0%
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
Operating income was $693 million for the six months ended June 30, 2021, an increase of $164 million, or 31.0%, compared to $529 million for the six months ended June 30, 2020. Operating income increased primarily due to higher Gross profit dollars, lower intangible asset amortization and lower bad debt expense, partially offset by higher payroll expenses consistent with higher Gross profit, higher coworker count and higher attainment against goals. Total operating margin percentage increased 90 basis points to 6.9% for the six months ended June 30, 2021, from 6.0% for the six months ended June 30, 2020, primarily due to lower intangible asset amortization and lower bad debt expense as a percentage of Net sales, partially offset by lower Gross profit margin.
Corporate segment Operating income was $337 million for the six months ended June 30, 2021, an increase of $86 million, or 34.4%, compared to $250 million for the six months ended June 30, 2020. Corporate segment Operating income increased primarily due to higher Gross profit dollars, lower intangible asset amortization and lower bad debt expense, partially offset by higher payroll expenses. Corporate segment operating margin percentage increased 170 basis points to 8.9% for the six months ended June 30, 2021, from 7.2% for the six months ended June 30, 2020, primarily due to lower intangible asset amortization and lower bad debt expense as a percentage of Net sales, and an increase in the mix of net service contract revenues, primarily Software as a Service.
Small Business segment Operating income was $87 million for the six months ended June 30, 2021, an increase of $39 million, or 79.6%, compared to $48 million for the six months ended June 30, 2020. Small Business segment Operating income increased primarily due to higher Gross profit dollars and lower intangible asset amortization, partially offset by higher payroll expenses. Small Business segment operating margin percentage increased 250 basis points to 9.5% for the six months ended June 30, 2021, from 7.0% for the three months ended June 30, 2020, primarily due to lower intangible asset amortization, lower payroll expenses and lower bad debt expense as a percentage of Net sales.
Public segment Operating income was $290 million for the six months ended June 30, 2021, an increase of $18 million, or 6.5%, compared to $272 million for the six months ended June 30, 2020. Public segment Operating income increased primarily due to higher Gross profit dollars and lower bad debt expense, partially offset by higher payroll expenses. Public segment operating margin percentage decreased 50 basis points to 7.2% for the six months ended June 30, 2021, from 7.7% for the six months ended June 30, 2020, primarily due to overlapping higher margin configuration services in the prior year, partially offset by lower bad debt expense as a percentage of Net sales.

Other Operating income was $51 million for the six months ended June 30, 2021, an increase of $20 million, or 64.4%, compared to $31 million for the six months ended June 30, 2020. Other Operating income increased primarily due to higher Gross profit dollars and lower bad debt expense, partially offset by higher payroll expenses. Other operating margin percentage increased 100 basis points to 4.0% for the six months ended June 30, 2021, from 3.0% for the six months ended June 30, 2020, primarily due to lower bad debt expense, payroll expenses, integration costs and other selling and administrative expenses as a percentage of Net sales, partially offset by lower product margin.
Interest expense, net
Interest expense, net, for the six months ended June 30, 2021 was $71 million, a decrease of $7 million compared to $78 million for the six months ended June 30, 2020. This decrease was primarily driven by a lower effective interest rate on the Term Loan in 2021 compared to 2020, the benefits from the August 2020 senior notes refinancing, lower amortization on the interest rate cap premiums and lower borrowings under the revolving credit facility in 2021 compared to 2020, partially offset by additional interest expense on the April 2020 senior notes.
Other income, net
During the six months ended June 30, 2021, we sold all ownership interests of an equity method investment and recognized a $36 million gain.
Income tax expense
Income tax expense was $153 million and $100 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 23.2% and 21.9% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the six months ended June 30, 2020 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
The higher effective tax rate for the six months ended June 30, 2021 as compared to the same period in the prior year was primarily attributable to a less favorable rate impact of excess tax benefits on equity-based compensation and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the six months ended June 30, 2021 and 2020 below.
Non-GAAP operating income
Non-GAAP operating income was $786 million for the six months ended June 30, 2021, an increase of $144 million, or 22.4%, compared to $642 million for the six months ended June 30, 2020. As a percentage of Net sales, Non-GAAP operating income was 7.9% and 7.3% for the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Operating income, as reported	$693.3	$529.2
Amortization of intangibles(1)	46.0	89.0
Equity-based compensation	36.4	14.4
Other adjustments	10.1	9.5
Non-GAAP operating income	$785.8	$642.1
Non-GAAP operating income margin	7.9%	7.3%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

Non-GAAP net income
Non-GAAP net income was $536 million for the six months ended June 30, 2021, an increase of $111 million, or 25.9%, compared to $425 million for the six months ended June 30, 2020.

	Six Months Ended June 30,
	2021			2020
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$660.1	$(153.4)	$506.7	$457.2	$(100.2)	$357.0
Gain on sale of equity method investment	(36.0)	8.8	(27.2)	—	—	—
Amortization of intangibles(2)	46.0	(7.2)	38.8	89.0	(22.2)	66.8
Equity-based compensation	36.4	(27.0)	9.4	14.4	(20.0)	(5.6)
Other adjustments	10.5	(2.7)	7.8	9.5	(2.4)	7.1
Non-GAAP	$717.0	$(181.5)	$535.5	$570.1	$(144.8)	$425.3
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Net sales growth on a constant currency basis
Net sales for the six months ended June 30, 2021 increased $1,229 million, or 14.0%, to $9,984 million, compared to the six months ended June 30, 2020. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $1,125 million, or 12.7%.

	Six Months Ended June 30,
(dollars in millions)	2021	2020	% Change	Average Daily % Change(1)
Net sales, as reported	$9,983.9	$8,754.9	14.0%	14.9%
Foreign currency translation(2)	—	103.6
Net sales, on a constant currency basis	$9,983.9	$8,858.5	12.7%	13.6%
(1)There were 127 and 128 selling days for the six months ended June 30, 2021 and 2020, respectively.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves US private sector business customers with more than 250 employees, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers. Since the onset of the pandemic, we have experienced variability compared to historic seasonality trends. As uncertainty due to the COVID-19 pandemic remains, seasonality by channel is expected to continue to be different than historical experience.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving credit facility. As of June 30, 2021, we had $1.2 billion of availability for borrowings under our senior secured asset-based revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, dividend payments, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management, including accounts receivable.
Long-Term Debt and Financing Arrangements
During the first quarter of 2021, we amended, extended and increased the size of the Revolving Loan. As a result of the amended Revolving Loan, the variable rate CDW UK revolving credit facility was closed. Additionally, we paid off the remaining principal amount on the variable rate CDW UK term loan by drawing on the amended Revolving Loan.
As of June 30, 2021, we had total indebtedness of $3.9 billion, of which $1.5 billion was secured indebtedness. At June 30, 2021, we were in compliance with the covenants under our various credit agreements and indentures.
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
Share Repurchase Program
During the six months ended June 30, 2021, we repurchased 4.6 million shares of our common stock for $735 million under the previously announced share repurchase program. For additional information on our share repurchase program, see "Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds."
Dividends
A summary of 2021 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.40	February 10, 2021	February 25, 2021	March 10, 2021
$0.40	May 5, 2021	May 25, 2021	June 10, 2021
On August 4, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.40 per common share. The dividend will be paid on September 10, 2021 to all stockholders of record as of the close of business on August 25, 2021.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Net cash provided by:
Operating activities	$344.9	$515.8

Investing Activities
Capital expenditures(1)	(38.5)	(100.0)
Acquisition of business, net of cash acquired	(211.6)	—
Proceeds from sale of equity method investment	36.0	—
Cash flows used in investing activities	(214.1)	(100.0)

Financing Activities
Net change in accounts payable - inventory financing	(150.1)	52.3
Financing payments for revenue generating assets	(46.1)	—
Other cash flows used in financing activities	(846.3)	342.0
Cash flows (used in) provided by financing activities	(1,042.5)	394.3

Effect of exchange rate changes on cash and cash equivalents	2.7	(5.7)
Net (decrease) increase in cash and cash equivalents	$(909.0)	$804.4
(1)Includes expenditures for revenue generating assets.
Operating Activities
Cash flows provided by operating activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2021	2020	Change
Net income	$506.7	$357.0	$149.7
Adjustments for the impact of non-cash items(1)	88.1	272.2	(184.1)
Net income adjusted for the impact of non-cash items	594.8	629.2	(34.4)
Changes in assets and liabilities:
Accounts receivable(2)	(140.5)	(80.4)	(60.1)
Merchandise inventory(3)	(127.9)	(89.3)	(38.6)
Accounts payable-trade(4)	107.5	(2.1)	109.6
Other(5)	(89.0)	58.4	(147.4)
Cash flows provided by operating activities	$344.9	$515.8	$(170.9)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to increased sales volume in 2021, partially offset by improved collection performance.
(3)The change is primarily due to customer-driven stocking positions given continued supply constraints.
(4)The change is primarily due to mixing out of vendors with extended payment terms, partially offset by the increased sales and inventory volumes in 2021.
(5)The change is primarily due to growth in receivables from vendors in 2021 compared to a decline in the same period in 2020, as well as the timing of income tax payments.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2021	2020
Days of sales outstanding (DSO)(1)	56	59
Days of supply in inventory (DIO)(2)	16	18
Days of purchases outstanding (DPO)(3)	(51)	(52)
Cash conversion cycle	21	25
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
The cash conversion cycle decreased to 21 days at June 30, 2021, compared to 25 days at June 30, 2020. DSO, DIO and DPO decreased 3 days, 2 days and 1 day, respectively, compared to June 30, 2020. The decrease in DSO was primarily due to improved collections in 2021. The decrease in DPO was primarily due to mixing out of vendors with extended payment terms. The change in DIO was primarily due to increased Net sales in 2021 and the impact of higher inventory levels last year relative to sales due to COVID-19.
Investing Activities
Net cash used in investing activities increased $114 million for the six months ended June 30, 2021 compared to June 30, 2020. This increase was primarily due to the acquisition of Amplified IT LLC in the first quarter of 2021, partially offset by proceeds from the sale of an equity method investment. For additional information regarding the acquisition, see Note 3 (Acquisition) to the accompanying Consolidated Financial Statements.
Financing Activities
Net cash used in financing activities increased $1,437 million for the six months ended June 30, 2021 compared to June 30, 2020. This increase was primarily due to no new proceeds from the issuance of long-term debt during 2021, higher share repurchases, decreased borrowings under our revolving credit facilities, the mixing out of vendors with extended payment terms under our inventory financing arrangements and increased financing payments for revenue generating assets. For additional information regarding the inventory financing agreements and debt activities, see Note 5 (Inventory Financing Agreements) and Note 7 (Long-Term Debt) to the accompanying Consolidated Financial Statements.
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

The following tables set forth Balance Sheet information as of June 30, 2021 and December 31, 2020, and Statement of Operations information for the six months ended June 30, 2021 and for the year ended December 31, 2020. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the "Obligor Group"). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	June 30, 2021	December 31, 2020
Current assets	$4,623.9	$5,161.3
Goodwill	2,369.7	2,239.1
Other assets	620.3	572.1
Total Non-current assets	2,990.0	2,811.2
Current liabilities	3,149.4	3,265.0
Long-term debt	3,851.1	3,856.5
Other liabilities	174.2	209.8
Total Long-term liabilities	4,025.3	4,066.3
Statement of Operations Information

(dollars in millions)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Net sales	$8,706.9	$16,380.8
Gross profit	1,475.7	2,851.8
Operating income	641.9	1,113.2
Net income	468.9	738.8
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
On February 10, 2021, we announced that our Board of Directors authorized a $1.25 billion increase to our share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors.
Information relating to the Company's purchases of its common stock during the three months ended June 30, 2021 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
April 1 through April 30, 2021	0.2	$171.96	0.2	$1,193.2
May 1 through May 31, 2021	0.8	$169.55	0.8	$1,065.4
June 1 through June 30, 2021	1.2	$169.11	1.2	$852.6
Total	2.2		2.2
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

3.1	Sixth Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form 8-K filed on May 21, 2021 and incorporated herein by reference.

10.1	CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 21, 2021 and incorporated herein by reference.

10.2*	CDW Corporation Coworker Stock Purchase Plan (As Amended and Restated, Effective May 20, 2021).

10.3*	CDW LLC Nonqualified Deferred Compensation Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	August 4, 2021	By:	/s/ Collin B. Kebo
Collin B. Kebo
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)