Form 10-Q
period 2021-09-30
CDW Corp
filed 2021-11-03
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 29, 2021, there were 135,723,028 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)
	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$245.1	$1,410.2
Accounts receivable, net of allowance for credit losses of $19.4 and $29.6, respectively	3,561.0	3,212.6
Merchandise inventory	844.4	760.0
Miscellaneous receivables	394.3	379.5
Prepaid expenses and other	247.4	191.2
Total current assets	5,292.2	5,953.5
Operating lease right-of-use assets	122.2	130.8
Property and equipment, net	179.3	175.5
Goodwill	2,804.6	2,595.9
Other intangible assets, net	503.3	445.1
Other assets	110.0	43.9
Total Assets	$9,011.6	$9,344.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$2,280.7	$2,088.4
Accounts payable-inventory financing	340.0	524.6
Current maturities of long-term debt	28.5	70.9
Contract liabilities	304.0	243.7
Accrued expenses and other current liabilities:
Compensation	277.7	288.3
Advertising	149.8	153.4
Sales and income taxes	65.7	104.2
Other	386.8	424.8
Total current liabilities	3,833.2	3,898.3
Long-term liabilities:
Debt	4,037.7	3,856.3
Deferred income taxes	29.6	55.3
Operating lease liabilities	159.4	169.0
Other liabilities	114.7	68.7
Total long-term liabilities	4,341.4	4,149.3
Stockholders' equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 136.2 and 141.9 shares outstanding, respectively	1.4	1.4
Paid-in capital	3,335.7	3,204.9
Accumulated deficit	(2,402.6)	(1,813.4)
Accumulated other comprehensive loss	(97.5)	(95.8)
Total stockholders' equity	837.0	1,297.1
Total Liabilities and Stockholders' Equity	$9,011.6	$9,344.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per-share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$5,300.0	$4,756.4	$15,283.9	$13,511.3
Cost of sales	4,385.1	3,930.9	12,691.0	11,182.1
Gross profit	914.9	825.5	2,592.9	2,329.2
Selling and administrative expenses	528.5	507.7	1,513.2	1,482.2
Operating income	386.4	317.8	1,079.7	847.0
Interest expense, net	(36.4)	(40.2)	(107.5)	(117.8)
Other income (expense), net	0.4	(27.5)	38.3	(21.9)
Income before income taxes	350.4	250.1	1,010.5	707.3
Income tax expense	(83.8)	(56.9)	(237.2)	(157.1)
Net income	$266.6	$193.2	$773.3	$550.2

Net income per common share:
Basic	$1.94	$1.36	$5.54	$3.86
Diluted	$1.91	$1.33	$5.47	$3.80

Weighted-average common shares outstanding:
Basic	137.3	142.7	139.5	142.6
Diluted	139.4	144.8	141.4	144.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$266.6	$193.2	$773.3	$550.2
Other comprehensive income (loss):
Unrealized loss from hedge accounting, net of tax	—	(0.4)	—	(0.6)
Reclassification of hedge accounting loss to net income, net of tax	0.7	1.6	1.7	4.1
Foreign currency translation, net of tax	(15.0)	19.7	(3.4)	(16.4)
Other comprehensive income (loss)	(14.3)	20.9	(1.7)	(12.9)
Comprehensive income	$252.3	$214.1	$771.6	$537.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)
	Three Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of June 30, 2021	138.3	$1.4	$3,294.1	$(2,163.5)	$(83.2)	$1,048.8
Net income	—	—	—	266.6	—	266.6
Equity-based compensation expense	—	—	16.9	—	—	16.9
Stock option exercises	0.3	—	18.9	—	—	18.9
Coworker Stock Purchase Plan	—	—	5.5	—	—	5.5
Repurchases of common stock	(2.4)	—	—	(450.0)	—	(450.0)
Dividends paid ($0.40 per share)	—	—	0.3	(55.1)	—	(54.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(0.6)	—	(0.6)
Reclassification of hedge accounting loss to net income	—	—	—	—	0.7	0.7
Foreign currency translation	—	—	—	—	(15.0)	(15.0)
Balance as of September 30, 2021	136.2	1.4	3,335.7	(2,402.6)	(97.5)	837.0

	Three Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of June 30, 2020	142.6	$1.4	$3,138.3	$(1,932.5)	$(151.6)	$1,055.6
Net income	—	—	—	193.2	—	193.2
Equity-based compensation expense	—	—	11.6	—	—	11.6
Stock option exercises	0.2	—	7.1	—	—	7.1
Coworker Stock Purchase Plan	—	—	4.5	—	—	4.5
Dividends paid ($0.38 per share)	—	—	0.3	(54.5)	—	(54.2)
Incentive compensation plan stock withheld for taxes	—	—	—	(0.2)	—	(0.2)
Unrealized loss from hedge accounting	—	—	—	—	(0.4)	(0.4)
Reclassification of hedge accounting loss to net income	—	—	—	—	1.6	1.6
Foreign currency translation	—	—	—	—	19.7	19.7
Balance as of September 30, 2020	142.8	1.4	3,161.8	(1,794.0)	(130.7)	1,238.5

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions) (unaudited)
	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2020	141.9	$1.4	$3,204.9	$(1,813.4)	$(95.8)	$1,297.1
Net income	—	—	—	773.3	—	773.3
Equity-based compensation expense	—	—	53.3	—	—	53.3
Stock option exercises	1.2	—	60.7	—	—	60.7
Coworker Stock Purchase Plan	0.1	—	15.9	—	—	15.9
Repurchases of common stock	(7.0)	—	—	(1,185.3)	—	(1,185.3)
Dividends paid ($1.20 per share)	—	—	0.9	(168.0)	—	(167.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(28.4)	—	(28.4)
Reclassification of hedge accounting loss to net income	—	—	—	—	1.7	1.7
Foreign currency translation	—	—	—	—	(3.4)	(3.4)
Impact of adoption of Topic 740	—	—	—	19.2	—	19.2
Balance as of September 30, 2021	136.2	$1.4	$3,335.7	$(2,402.6)	$(97.5)	$837.0

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2019	143.0	$1.4	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	550.2	—	550.2
Equity-based compensation expense	—	—	26.0	—	—	26.0
Stock option exercises	0.9	—	26.9	—	—	26.9
Coworker Stock Purchase Plan	—	—	12.8	—	—	12.8
Repurchases of common stock	(1.1)	—	—	(140.8)	—	(140.8)
Dividends paid ($1.14 per share)	—	—	0.8	(163.2)	—	(162.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(22.1)	—	(22.1)
Unrealized loss from hedge accounting	—	—	—	—	(0.6)	(0.6)
Reclassification of hedge accounting loss to net income	—	—	—	—	4.1	4.1
Foreign currency translation	—	—	—	—	(16.4)	(16.4)
Impact of adoption of Topic 326	—	—	—	0.5	—	0.5
Balance as of September 30, 2020	142.8	$1.4	$3,161.8	$(1,794.0)	$(130.7)	$1,238.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$773.3	$550.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140.0	349.0
Equity-based compensation expense	53.3	26.0
Deferred income taxes	(6.7)	(2.5)
Provision for credit losses	(7.3)	30.4
Other	(33.4)	38.4
Changes in assets and liabilities:
Accounts receivable	(323.5)	(304.9)
Merchandise inventory	(87.5)	(34.2)
Other assets	(92.6)	(10.3)
Accounts payable-trade	179.7	106.8
Other liabilities	41.4	(10.5)
Net cash provided by operating activities	636.7	738.4
Cash flows from investing activities:
Capital expenditures	(66.2)	(133.6)
Acquisitions of businesses, net of cash acquired	(339.7)	(38.5)
Proceeds from the sale of equity method investment	36.0	—
Net cash used in investing activities	(369.9)	(172.1)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	548.3	1,024.0
Repayments of borrowings under revolving credit facility	(379.6)	(1,075.0)
Proceeds from issuance of long-term debt	—	1,300.0
Payments to extinguish long-term debt	(56.5)	(622.5)
Net change in accounts payable-inventory financing	(183.7)	232.5
Financing payments for revenue generating assets	(46.1)	—
Repurchases of common stock	(1,185.3)	(140.8)
Proceeds from stock option exercises	60.7	26.9
Payment of incentive compensation plan withholding taxes	(28.4)	(22.1)
Dividend payments	(167.1)	(162.4)
Other	5.9	(28.9)
Net cash (used in) provided by financing activities	(1,431.8)	531.7
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(2.5)
Net (decrease) increase in cash and cash equivalents	(1,165.1)	1,095.5
Cash and cash equivalents—beginning of period	1,410.2	154.0
Cash and cash equivalents—end of period	$245.1	$1,249.5
Supplementary disclosure of cash flow information:
Interest paid	$(85.1)	$(90.5)
Income taxes paid, net	$(264.4)	$(196.4)

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 (the "Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the US Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "December 31, 2020 Consolidated Financial Statements"). The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2020 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
The notes to the Consolidated Financial Statements contained in the December 31, 2020 Consolidated Financial Statements include a discussion of the Company's significant accounting policies and estimates. Except as noted within Note 2 (Recent Accounting Pronouncements) for the adoption of Accounting Standards Update ("ASU") 2019-12,

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, there have been no changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2021.
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
3.    Acquisitions
On March 15, 2021, the Company completed the acquisition of Amplified IT LLC ("Amplified IT") through a purchase of all issued and outstanding membership interests. Amplified IT is a Google Premium education partner and leading provider of Google Cloud services, solutions and software for education partners. This strategic acquisition expands the Company's services and solutions capabilities to help schools leverage technology to achieve greater educational outcomes. The financial results of Amplified IT have been included in the Company's Consolidated Financial Statements since the date of the acquisition. These amounts are presented within the Public reportable segment and are insignificant during the three and nine months ended September 30, 2021. The purchase price allocation is preliminary and subject to customary closing adjustments and revision as additional information about fair value of assets and liabilities become available. Preliminarily, the Company recorded approximately $88 million of intangible assets, which primarily consisted of customer relationships.
On July 30, 2021, the Company completed the acquisition of Focal Point Data Risk LLC and certain affiliates ("Focal Point") through a purchase of all issued and outstanding equity interests. Focal Point is a leading US-based cybersecurity services firm that brings a team skilled in identity and access management as well as the ability to serve customers across the full cybersecurity landscape. This strategic acquisition expands the Company’s services and capabilities to help customers address risks posed by malicious cyber threats and cyber workforce shortages, while helping customers navigate shifting data protection laws. The financial results of Focal Point have been included in the Company's Consolidated Financial Statements since the date of the acquisition. These amounts are presented within the Public reportable segment and are insignificant during the three and nine months ended September 30, 2021. The purchase price allocation is preliminary and subject to customary closing adjustments and revision as additional information about fair value of assets and liabilities become available. Preliminarily, the Company recorded approximately $37 million of intangible assets related to customer relationships.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
4.    Goodwill
The changes in goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2020(2)	$1,123.6	$185.9	$929.6	$356.8	$2,595.9
Amplified IT acquisition(3)	—	—	130.3	—	130.3
Focal Point acquisition(3)	—	—	81.8	—	81.8
Other acquisition adjustments	0.2	—	—	—	0.2
Foreign currency translation	—	—	—	(3.6)	(3.6)
Balances as of September 30, 2021(2)	$1,123.8	$185.9	$1,141.7	$353.2	$2,804.6
(1)Other is comprised of CDW UK and CDW Canada operating segments.
(2)Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively, recorded in 2008 and 2009.
(3)For additional information regarding the Company's acquisitions, see Note 3 (Acquisitions).
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
Amounts included in Accounts payable-inventory financing are as follows:

	September 30, 2021	December 31, 2020
Revolving Loan inventory financing agreement(1)	$283.4	$470.1
Other inventory financing agreements	56.6	54.5
Accounts payable-inventory financing	$340.0	$524.6
(1)The senior secured asset-based revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary to facilitate the purchase of inventory from certain vendors on more favorable terms than offered directly by the vendors.
6.    Contract Liabilities and Performance Obligations
The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of September 30, 2021 and December 31, 2020, the contract liability balance was $304 million and $244 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $156 million and $157 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2021 related to noncancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$36.9	$22.5	$7.4	$2.7

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
7.    Debt

		As of September 30, 2021		As of December 31, 2020
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior secured asset-based revolving credit facility	March 2026	Variable	$165.9	Variable	$—

Term Loans
CDW UK term loan(1)	August 2021	—%	—	1.445%	56.0
Senior secured term loan facility	October 2026	Variable	1,412.2	Variable	1,423.4
Total term loans			1,412.2		1,479.4

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Total unsecured senior notes			2,475.0		2,475.0

Other debt obligations			36.8		—
Unamortized deferred financing fees			(23.7)		(27.2)
Current maturities of long-term debt			(28.5)		(70.9)
Total long-term debt			$4,037.7		$3,856.3
(1)Denominated in British pounds.
As of September 30, 2021, the Company is in compliance with the covenants under the various credit agreements and indentures.
Credit Facility
The Company has a variable rate senior secured asset-based revolving credit facility (the "Revolving Loan") that is denominated in US dollars, British pounds or Euros. The Revolving Loan is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of September 30, 2021, the Revolving Loan had less than $1 million of undrawn letters of credit, $280 million reserved for the floorplan sub-facility and a borrowing base of $2.7 billion, which is based on the amount of eligible inventory and accounts receivable balances as of August 31, 2021. As of September 30, 2021, the Company could have borrowed up to an additional $1.2 billion under the Revolving Loan.
The Revolving Loan is collateralized by a first priority interest in inventory (excluding inventory to the extent collateralized under the inventory financing arrangements as described in Note 5 (Inventory Financing Agreements)), deposits and accounts receivable, and by a second priority interest in substantially all other US assets.
Term Loan
The senior secured term loan facility (the "Term Loan") has a variable interest rate, which has effectively been capped through the use of interest rate caps. The Company is required to pay quarterly principal installments of $4 million with the remaining principal amount due at the maturity date. As of September 30, 2021, the amount of CDW's restricted payment capacity under the Term Loan was $2.6 billion.
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
The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing fees, were as follows:

	September 30, 2021	December 31, 2020
Fair value	$4,202.4	$4,077.9
Carrying value	4,089.9	3,954.4
8.    Income Taxes
Income tax expense was $84 million and $57 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was 23.9% and 22.7% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the three months ended September 30, 2020 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate that was effective in the prior year, partially offset by excess tax benefits on equity-based compensation.
Income tax expense was $237 million and $157 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate was 23.5% and 22.2% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the nine months ended September 30, 2020 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate that was effective in the prior year, largely offset by excess tax benefits on equity-based compensation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted-average shares outstanding	137.3	142.7	139.5	142.6
Effect of dilutive securities(1)	2.1	2.1	1.9	2.1
Diluted weighted-average shares outstanding(2)	139.4	144.8	141.4	144.7
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2021 and 2020 as their inclusion would have had an anti-dilutive effect.
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
As of September 30, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
A subsidiary of the Company received a Civil Investigative Demand dated September 20, 2021 from the US Department of Justice ("DOJ") in connection with a False Claims Act investigation. The DOJ has requested information related to teaming agreements with original equipment manufacturers ("OEMs"). The Company is cooperating with the request and, given the early stage of the matter, the Company is currently unable to assess the probability of any outcome or the range of possible loss, if any.

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
Information about the Company's segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2021
Net sales	$2,067.3	$467.1	$2,153.9	$611.7	$—	$5,300.0
Operating income (loss)	186.0	41.4	178.7	21.9	(41.6)	386.4
Depreciation and amortization expense	(4.1)	(0.9)	(16.9)	(8.5)	(17.8)	(48.2)

Three Months Ended September 30, 2020
Net sales	$1,660.0	$337.0	$2,293.8	$465.6	$—	$4,756.4
Operating income (loss)	128.5	24.3	196.1	18.7	(49.8)	317.8
Depreciation and amortization expense	(22.4)	(5.6)	(77.2)	(8.4)	(18.8)	(132.4)

Nine Months Ended September 30, 2021
Net sales	$5,856.2	$1,382.7	$6,156.3	$1,888.7	$—	$15,283.9
Operating income (loss)	522.6	128.2	468.7	73.3	(113.1)	1,079.7
Depreciation and amortization expense	(11.9)	(2.5)	(46.4)	(25.7)	(53.5)	(140.0)

Nine Months Ended September 30, 2020
Net sales	$5,128.5	$1,030.6	$5,841.2	$1,511.0	$—	$13,511.3
Operating income (loss)	378.9	72.6	468.4	49.9	(122.8)	847.0
Depreciation and amortization expense	(66.8)	(17.0)	(184.0)	(24.3)	(56.9)	(349.0)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2021
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,064.6	$467.1	$2,153.9	$5.4	$4,691.0
Rest of World	2.7	—	—	606.3	609.0
Total Net sales	2,067.3	467.1	2,153.9	611.7	5,300.0

Major Product and Services
Hardware	1,641.2	400.7	1,747.3	474.5	4,263.7
Software	279.3	50.2	312.9	75.3	717.7
Services	128.5	10.4	89.2	58.8	286.9
Other(2)	18.3	5.8	4.5	3.1	31.7
Total Net sales	2,067.3	467.1	2,153.9	611.7	5,300.0

Sales by Channel
Corporate	2,067.3	—	—	—	2,067.3
Small Business	—	467.1	—	—	467.1
Government	—	—	568.8	—	568.8
Education	—	—	1,103.6	—	1,103.6
Healthcare	—	—	481.5	—	481.5
Other	—	—	—	611.7	611.7
Total Net sales	2,067.3	467.1	2,153.9	611.7	5,300.0

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,851.0	434.6	1,984.8	542.6	4,813.0
Transferred at a point in time where CDW is agent	135.6	27.8	109.1	16.3	288.8
Transferred over time where CDW is principal	80.7	4.7	60.0	52.8	198.2
Total Net sales	$2,067.3	$467.1	$2,153.9	$611.7	$5,300.0

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended September 30, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$1,658.4	$337.0	$2,293.8	$6.1	$4,295.3
Rest of World	1.6	—	—	459.5	461.1
Total Net sales	1,660.0	337.0	2,293.8	465.6	4,756.4

Major Product and Services(2)
Hardware	1,256.7	282.2	1,924.2	344.2	3,807.3
Software	280.8	42.7	298.2	69.8	691.5
Services	106.5	7.1	63.9	49.4	226.9
Other(3)	16.0	5.0	7.5	2.2	30.7
Total Net sales	1,660.0	337.0	2,293.8	465.6	4,756.4

Sales by Channel
Corporate	1,660.0	—	—	—	1,660.0
Small Business	—	337.0	—	—	337.0
Government	—	—	847.7	—	847.7
Education	—	—	1,078.2	—	1,078.2
Healthcare	—	—	367.9	—	367.9
Other	—	—	—	465.6	465.6
Total Net sales	1,660.0	337.0	2,293.8	465.6	4,756.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,474.2	313.9	2,080.3	407.7	4,276.1
Transferred at a point in time where CDW is agent	121.3	20.9	89.3	13.9	245.4
Transferred over time where CDW is principal	64.5	2.2	124.2	44.0	234.9
Total Net sales	$1,660.0	$337.0	$2,293.8	$465.6	$4,756.4

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the three months ended September 30, 2021.
(3)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2021
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$5,844.3	$1,382.7	$6,156.3	$14.7	$13,398.0
Rest of World	11.9	—	—	1,874.0	1,885.9
Total Net sales	5,856.2	1,382.7	6,156.3	1,888.7	15,283.9

Major Product and Services
Hardware	4,648.6	1,185.3	5,180.5	1,445.9	12,460.3
Software	813.9	148.7	745.4	251.2	1,959.2
Services	342.0	31.9	217.2	181.3	772.4
Other(2)	51.7	16.8	13.2	10.3	92.0
Total Net sales	5,856.2	1,382.7	6,156.3	1,888.7	15,283.9

Sales by Channel
Corporate	5,856.2	—	—	—	5,856.2
Small Business	—	1,382.7	—	—	1,382.7
Government	—	—	1,598.3	—	1,598.3
Education	—	—	3,159.0	—	3,159.0
Healthcare	—	—	1,399.0	—	1,399.0
Other	—	—	—	1,888.7	1,888.7
Total Net sales	5,856.2	1,382.7	6,156.3	1,888.7	15,283.9

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	5,267.9	1,288.2	5,764.2	1,670.4	13,990.7
Transferred at a point in time where CDW is agent	368.6	80.6	252.2	59.5	760.9
Transferred over time where CDW is principal	219.7	13.9	139.9	158.8	532.3
Total Net sales	$5,856.2	$1,382.7	$6,156.3	$1,888.7	$15,283.9

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2020
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$5,109.1	$1,030.6	$5,841.2	$16.1	$11,997.0
Rest of World	19.4	—	—	1,494.9	1,514.3
Total Net sales	5,128.5	1,030.6	5,841.2	1,511.0	13,511.3

Major Product and Services(2)
Hardware	3,986.2	855.1	4,864.5	1,121.1	10,826.9
Software	791.8	138.0	755.7	230.0	1,915.5
Services	299.6	22.4	197.9	152.2	672.1
Other(3)	50.9	15.1	23.1	7.7	96.8
Total Net sales	5,128.5	1,030.6	5,841.2	1,511.0	13,511.3

Sales by Channel
Corporate	5,128.5	—	—	—	5,128.5
Small Business	—	1,030.6	—	—	1,030.6
Government	—	—	2,135.9	—	2,135.9
Education	—	—	2,431.2	—	2,431.2
Healthcare	—	—	1,274.1	—	1,274.1
Other	—	—	—	1,511.0	1,511.0
Total Net sales	5,128.5	1,030.6	5,841.2	1,511.0	13,511.3

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	4,602.4	961.3	5,339.1	1,332.9	12,235.7
Transferred at a point in time where CDW is agent	341.1	61.8	209.9	41.9	654.7
Transferred over time where CDW is principal	185.0	7.5	292.2	136.2	620.9
Total Net sales	$5,128.5	$1,030.6	$5,841.2	$1,511.0	$13,511.3

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the nine months ended September 30, 2021.
(3)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three and nine months ended September 30, 2021 and 2020. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2021		2020(1)
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,641.6	31.0%	$1,384.0	29.1%
Netcomm Products	501.7	9.5	524.4	11.0
Desktops	316.1	6.0	245.3	5.2
Video	424.0	8.0	316.3	6.6
Enterprise and Data Storage (Including Drives)	228.1	4.3	247.9	5.2
Other Hardware	1,152.2	21.7	1,089.4	22.9
Total Hardware	4,263.7	80.5	3,807.3	80.0

Software(2)	717.7	13.5	691.5	14.5
Services(2)	286.9	5.4	226.9	4.8
Other(3)	31.7	0.6	30.7	0.7
Total Net sales	$5,300.0	100.0%	$4,756.4	100.0%

	Nine Months Ended September 30,
	2021		2020(1)
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$4,944.3	32.3%	$3,922.2	29.0%
Netcomm Products	1,442.2	9.4	1,450.4	10.7
Desktops	873.5	5.7	881.3	6.5
Video	1,161.7	7.6	877.0	6.5
Enterprise and Data Storage (Including Drives)	730.2	4.8	688.8	5.1
Other Hardware	3,308.4	21.6	3,007.2	22.3
Total Hardware	12,460.3	81.4	10,826.9	80.1

Software(2)	1,959.2	12.8	1,915.5	14.2
Services(2)	772.4	5.1	672.1	5.0
Other(3)	92.0	0.7	96.8	0.7
Total Net sales	$15,283.9	100.0%	$13,511.3	100.0%
(1)Amounts have been reclassified for changes in individual product classifications to conform to the presentation for the three and nine months ended September 30, 2021.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
12.    Subsequent Event
On October 15, 2021, the Company entered into a Purchase and Sale Agreement (the "Purchase Agreement") to acquire all issued and outstanding equity interests in Granite Parent, Inc., the parent company of Sirius Computer Solutions, Inc. ("Sirius"), for $2.5 billion in cash, subject to customary closing adjustments ("Consideration"). Sirius is a leading provider of secure, mission-critical technology-based solutions and is one of the largest IT solutions integrators in the United States, leveraging its services-led approach, broad portfolio of hybrid infrastructure solutions, and deep technical expertise of its 2,600 coworkers to support corporate and public customers. This strategic acquisition will enhance the Company’s breadth and depth of services and solutions offerings.
The completion of this acquisition is subject to customary closing conditions, including among other things, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In the event of termination of the Purchase Agreement under certain circumstances, the Company would be contractually required to pay a termination fee of $75 million or $125 million, as further specified in the Purchase Agreement. The Company expects the transaction to close in the fourth quarter of 2021.
In connection with the Purchase Agreement, on October 15, 2021, the Company entered into a Commitment Letter with JPMorgan Chase Bank, N.A. (the "Arranger") pursuant to which the Arranger has committed to provide, subject to the terms and conditions of the Commitment Letter, a senior unsecured 364-day bridge loan facility in an aggregate principal amount up to $2.5 billion (the "Bridge Facility"). To the extent the Company does not obtain permanent financing on or before the close of the acquisition, the Bridge Facility will be used to fund all or a portion of the Consideration and to pay fees and expenses related to the acquisition. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions for transactions of this type.

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
On October 15, 2021, the Company entered into a definitive agreement to acquire Sirius Computer Solutions, Inc. ("Sirius"), for $2.5 billion in cash, subject to customary closing adjustments. Sirius is a leading provider of secure, mission-critical technology-based solutions and is one of the largest IT solutions integrators in the United States, leveraging its services-led approach, broad portfolio of hybrid infrastructure solutions, and deep technical expertise of its 2,600 coworkers to support corporate and public customers. This strategic acquisition will enhance the Company’s breadth and depth of services and solutions offerings. The completion of this acquisition is subject to customary regulatory approvals and closing conditions. The
Company expects the transaction to close in the fourth quarter of 2021.
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
•Changes in spending policies, budget priorities and funding levels, including current and future stimulus packages, are key factors influencing the purchasing levels of Government, Healthcare and Education customers. With students' return to in-person learning, Education customers continued to prioritize investments towards equity and access for all students and enhancing the in-classroom experience. In addition, Healthcare customers resumed projects that were paused during the pandemic as budget certainty improved as more patients returned to elective procedures. As the duration and ongoing economic impacts of the COVID-19 pandemic remain uncertain, current and future budget priorities and funding levels for Government, Healthcare and Education customers may be adversely affected.
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
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, Net sales growth on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, free cash flow, return on working capital, Cash and cash equivalents, net working capital, cash conversion cycle and debt levels including available credit. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
In this report, we discuss Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis, which are non-GAAP financial measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation. For the definitions of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis and reconciliations to the most directly comparable US GAAP measure, see "Results of Operations - Non-GAAP Financial Measure Reconciliations."

Third Quarter Overview
The results of certain business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions)	2021	2020
Net sales	$5,300.0	$4,756.4
Gross profit	914.9	825.5
Operating income	386.4	317.8
Net income	266.6	193.2
Non-GAAP operating income	435.1	386.3
Non-GAAP net income	298.0	265.4
Average daily sales(1)	82.8	74.3
Net debt(2)	3,821.1	2,681.4
Cash conversion cycle (in days)(3)	25	16
(1)    There were 64 selling days for both the three months ended September 30, 2021 and 2020.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Three Months Ended September 30,
	2021		2020
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$5,300.0	100.0%	$4,756.4	100.0%
Cost of sales	4,385.1	82.7	3,930.9	82.6
Gross profit	914.9	17.3	825.5	17.4
Selling and administrative expenses	528.5	10.0	507.7	10.7
Operating income	386.4	7.3	317.8	6.7
Interest expense, net	(36.4)	(0.7)	(40.2)	(0.8)
Other income (expense), net	0.4	—	(27.5)	(0.6)
Income before income taxes	350.4	6.6	250.1	5.3
Income tax expense	(83.8)	(1.6)	(56.9)	(1.2)
Net income	$266.6	5.0%	$193.2	4.1%

Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended September 30,
	2021		2020
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$2,067.3	39.0%	$1,660.0	34.9%	$407.3	24.5%

Small Business	467.1	8.8	337.0	7.1	130.1	38.6

Public:
Government	568.8	10.7	847.7	17.8	(278.9)	(32.9)
Education	1,103.6	20.8	1,078.2	22.7	25.4	2.4
Healthcare	481.5	9.1	367.9	7.7	113.6	30.9
Total Public	2,153.9	40.6	2,293.8	48.2	(139.9)	(6.1)

Other	611.7	11.6	465.6	9.8	146.1	31.4

Total Net sales	$5,300.0	100.0%	$4,756.4	100.0%	$543.6	11.4%
(1)There were 64 selling days for both the three months ended September 30, 2021 and 2020.
Total Net sales for the three months ended September 30, 2021 increased $544 million, or 11.4%, to $5,300 million, compared to the three months ended September 30, 2020. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth was 10.7%. Net sales growth was primarily driven by Corporate, Small Business and Healthcare customers. For additional information, see Note 11 (Segment Information) to the accompanying Consolidated Financial Statements and "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
Corporate segment Net sales for the three months ended September 30, 2021 increased $407 million, or 24.5%, compared to the three months ended September 30, 2020. Expectations that a hybrid environment will become the future work model resulted in increased demand for notebooks/mobile devices, video, accessories and collaboration hardware. Additionally, Corporate customers resumed infrastructure projects, driving growth in servers.
Small Business segment Net sales for the three months ended September 30, 2021 increased $130 million, or 38.6%, compared to the three months ended September 30, 2020. Customers continued to focus on productivity and mobility as Net sales growth was driven by notebooks/mobile devices and increased demand for video.
Public segment Net sales for the three months ended September 30, 2021 decreased $140 million, or 6.1%, compared to the three months ended September 30, 2020. Net sales to Healthcare customers increased 30.9% primarily due to desktops, notebooks/mobile devices, servers, video and enterprise storage. Healthcare customers saw patients returning for elective procedures which increased confidence in budgets, enabling delayed projects to restart. Net sales to Education customers increased 2.4% primarily driven by video, desktops and services, partially offset by accessories. Schools continued to prioritize equity and access to learning and invested in the interactive classroom experience for students returning to in-person learning. Net sales to Government customers decreased 32.9% primarily driven by notebooks/mobile devices, video and desktops, and the completion of the Census project in 2020, which impacted other hardware, including accessories and smartphones, and services. Net sales to Federal customers was further impacted due to the extended timing of procurement processing and the recent on-site restrictions due to increased COVID-19 cases.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended September 30, 2021 increased $146 million, or 31.4%, compared to the three months ended September 30, 2020. UK and Canada Net sales increased as a result of the economic recovery from 2020 and increased customer confidence. Customers in the UK and Canada continued to focus on productivity, mobility and security as Net sales growth was driven primarily by notebooks/mobile devices, video and other hardware, including accessories. The impact of foreign currency exchange increased Other Net sales by 7.8%, primarily due to the favorable translation of the Canadian dollar and British pound to the US dollar.

Gross profit
Gross profit increased $89 million, or 10.8%, to $915 million for the three months ended September 30, 2021, compared to $826 million for the three months ended September 30, 2020. As a percentage of Net sales, Gross profit margin decreased 10 basis points to 17.3% for the three months ended September 30, 2021. The decrease in Gross profit margin was primarily driven by lower product margin, partially offset by an increase in the mix of net service contract revenue, primarily Software as a Service, and increased Net sales and margins on professional services.
Selling and administrative expenses
Selling and administrative expenses increased $21 million, or 4.1%, to $529 million for the three months ended September 30, 2021, compared to $508 million for the three months ended September 30, 2020. The increase was primarily driven by higher sales payroll expenses consistent with higher Gross profit, higher coworker count and higher performance-based compensation consistent with higher attainment against financial goals, partially offset by lower intangible asset amortization in 2021. Total coworker count was 11,098, up 1,118 from 9,980 at September 30, 2020, primarily due to an increase in new hires during 2021 and customer-facing coworkers as a result of our recent acquisitions.
As a percentage of total Net sales, Selling and administrative expenses decreased 70 basis points to 10.0% during the three months ended September 30, 2021, compared to 10.7% in the three months ended September 30, 2020 primarily due to lower intangible asset amortization in 2021 and costs associated with a workforce reduction program in 2020.
Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended September 30,
	2021		2020
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$186.0	9.0%	$128.5	7.7%	44.9%
Small Business	41.4	8.9	24.3	7.2	70.6
Public	178.7	8.3	196.1	8.5	(8.9)
Other(2)	21.9	3.6	18.7	4.0	17.1
Headquarters(3)	(41.6)	nm*	(49.8)	nm*	16.5
Total Operating income	$386.4	7.3%	$317.8	6.7%	21.6%
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
Operating income was $386 million for the three months ended September 30, 2021, an increase of $68 million, or 21.6%, compared to $318 million for the three months ended September 30, 2020. Operating income increased primarily due to higher Gross profit dollars and lower intangible asset amortization, partially offset by higher sales payroll expenses consistent with higher Gross profit, higher coworker count and higher performance-based compensation consistent with higher attainment against financial goals. Total operating margin percentage increased 60 basis points to 7.3% for the three months ended September 30, 2021, compared to 6.7% for the three months ended September 30, 2020 primarily due to lower intangible asset amortization as a percentage of Net sales and costs associated with a workforce reduction program in 2020.
Corporate segment Operating income was $186 million for the three months ended September 30, 2021, an increase of $57 million, or 44.9%, compared to $129 million for the three months ended September 30, 2020. Corporate segment Operating income increased primarily due to higher Gross profit dollars and lower intangible asset amortization, partially offset by higher sales payroll expenses. Corporate segment operating margin percentage increased 130 basis points to 9.0% for the three months ended September 30, 2021, compared to 7.7% for the three months ended September 30, 2020 primarily due to lower intangible asset amortization and payroll expenses as a percentage of Net sales, partially offset by lower product margin.
Small Business segment Operating income was $41 million for the three months ended September 30, 2021, an increase of $17 million, or 70.6%, compared to $24 million for the three months ended September 30, 2020. Small Business segment Operating income increased primarily due to higher Gross profit dollars and lower intangible asset amortization, partially offset by higher sales payroll expenses. Small Business segment operating margin percentage increased 170 basis points to 8.9% for the three months ended September 30, 2021, compared to 7.2% for the three months ended September 30, 2020, primarily due to lower intangible asset amortization and lower payroll expenses as a percentage of Net sales, partially offset by lower product margin.
Public segment Operating income was $179 million for the three months ended September 30, 2021, a decrease of $17 million, or 8.9%, compared to $196 million for the three months ended September 30, 2020. Public segment Operating income decreased primarily due to higher sales payroll and performance-based compensation expenses. Public segment operating margin percentage decreased 20 basis points to 8.3% for the three months ended September 30, 2021, compared to 8.5% for the three months ended September 30, 2020, primarily due to higher payroll expenses as a percentage of Net sales, partially offset by higher margin from mixing into net service contract revenue.
Other Operating income was $22 million for the three months ended September 30, 2021, an increase of $3 million, or 17.1%, compared to $19 million for the three months ended September 30, 2020. Other Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll expenses. Other operating margin percentage decreased 40 basis points to 3.6% for the three months ended September 30, 2021, compared to 4.0% for the three months ended September 30, 2020, primarily due to lower product margin, partially offset by lower payroll expenses, intangible asset amortization, and other selling and administrative expenses as a percentage of Net sales.
Interest expense, net
Interest expense, net for the three months ended September 30, 2021 was $36 million, a decrease of $4 million compared to $40 million for the three months ended September 30, 2020. This decrease was primarily driven by the lower effective interest rate from the August 2020 senior notes refinancing and lower amortization on interest rate cap premiums.
Income tax expense
Income tax expense was $84 million and $57 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 23.9% and 22.7% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the three months ended September 30, 2020 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate that was effective in the prior year, partially offset by excess tax benefits on equity-based compensation.
The higher effective tax rate for the three months ended September 30, 2021 as compared to the same period in the prior year was primarily attributable to higher non-deductible expenses and global intangible low-taxed income taxes as well as a discrete benefit from a state tax refund claim recorded in the same period of the prior year. This was partially offset by higher excess tax benefits in the current quarter and a discrete deferred tax expense to reflect the increase in the UK corporate tax rate in the same period of the prior year.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the three months ended September 30, 2021 and 2020 below.
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
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation.
Non-GAAP operating income
Non-GAAP operating income was $435 million for the three months ended September 30, 2021, an increase of $49 million, or 12.6%, compared to $386 million for the three months ended September 30, 2020. As a percentage of Net sales, Non-GAAP operating income was 8.2% and 8.1% for the three months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,
(dollars in millions)	2021	2020
Operating income, as reported	$386.4	$317.8
Amortization of intangibles(1)	24.6	44.9
Equity-based compensation	16.9	11.5
Other adjustments	7.2	12.1
Non-GAAP operating income	$435.1	$386.3
Non-GAAP operating income margin	8.2%	8.1%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Non-GAAP net income
Non-GAAP net income was $298 million for the three months ended September 30, 2021, an increase of $33 million, or 12.3%, compared to $265 million for the three months ended September 30, 2020.

	Three Months Ended September 30,
	2021			2020
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$350.4	$(83.8)	$266.6	$250.1	$(56.9)	$193.2
Amortization of intangibles(2)	24.6	(6.2)	18.4	44.9	(8.6)	36.3
Equity-based compensation	16.9	(9.3)	7.6	11.5	(5.1)	6.4
Net loss on extinguishment of long-term debt	—	—	—	27.3	(6.8)	20.5
Other adjustments	7.2	(1.8)	5.4	12.1	(3.1)	9.0
Non-GAAP	$399.1	$(101.1)	$298.0	$345.9	$(80.5)	$265.4
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

Net sales growth on a constant currency basis
Net sales increased $544 million, or 11.4%, to $5,300 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $514 million, or 10.7%.

	Three Months Ended September 30,
(dollars in millions)	2021	2020	% Change(1)
Net sales, as reported	$5,300.0	$4,756.4	11.4%
Foreign currency translation(2)	—	29.5
Net sales, on a constant currency basis	$5,300.0	$4,785.9	10.7%
(1)There were 64 selling days for both the three months ended September 30, 2021 and 2020.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Nine Months Overview
The results of certain business metrics are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Net sales	$15,283.9	$13,511.3
Gross profit	2,592.9	2,329.2
Operating income	1,079.7	847.0
Net income	773.3	550.2
Non-GAAP operating income	1,220.9	1,028.4
Non-GAAP net income	833.5	690.7
Average daily sales(1)	80.0	70.4
Net debt(2)	3,821.1	2,681.4
Cash conversion cycle (in days)(3)	25	16
(1)    There were 191 and 192 selling days for the nine months ended September 30, 2021 and 2020, respectively.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Nine Months Ended September 30,
	2021		2020
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$15,283.9	100.0%	$13,511.3	100.0%
Cost of sales	12,691.0	83.0	11,182.1	82.8
Gross profit	2,592.9	17.0	2,329.2	17.2
Selling and administrative expenses	1,513.2	9.9	1,482.2	10.9
Operating income	1,079.7	7.1	847.0	6.3
Interest expense, net	(107.5)	(0.7)	(117.8)	(0.9)
Other income (expense), net	38.3	0.3	(21.9)	(0.1)
Income before income taxes	1,010.5	6.7	707.3	5.3
Income tax expense	(237.2)	(1.6)	(157.1)	(1.2)
Net income	$773.3	5.1%	$550.2	4.1%
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Nine Months Ended September 30,
	2021		2020
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$5,856.2	38.3%	$5,128.5	38.0%	$727.7	14.2%	14.8%

Small Business	1,382.7	9.0	1,030.6	7.6	352.1	34.2	34.9

Public:
Government	1,598.3	10.5	2,135.9	15.8	(537.6)	(25.2)	(24.8)
Education	3,159.0	20.7	2,431.2	18.0	727.8	29.9	30.6
Healthcare	1,399.0	9.2	1,274.1	9.4	124.9	9.8	10.4
Total Public	6,156.3	40.4	5,841.2	43.2	315.1	5.4	5.9

Other	1,888.7	12.3	1,511.0	11.2	377.7	25.0	25.6

Total Net sales	$15,283.9	100.0%	$13,511.3	100.0%	$1,772.6	13.1%	13.7%
(1)There were 191 and 192 selling days for the nine months ended September 30, 2021 and 2020, respectively.
Total Net sales for the nine months ended September 30, 2021 increased $1,773 million to $15,284 million, compared to the nine months ended September 30, 2020. There was one less selling day in the nine months ended September 30, 2021 compared to the same period of 2020, and Net sales on an average daily sales basis increased 13.7%. Excluding the impact of foreign currency fluctuations, constant currency Net sales growth on an average daily sales basis was 12.6%. Net sales growth was primarily driven by Education, Corporate and Small Business customers. For additional information, see Note 11 (Segment Information) to the accompanying Consolidated Financial Statements and "Non-GAAP Financial Measure Reconciliations" below regarding constant currency Net sales growth.
Corporate segment Net sales for the nine months ended September 30, 2021 increased $728 million, or 14.2%, compared to the nine months ended September 30, 2020. On an average daily sales basis, Corporate segment Net sales increased 14.8%. Expectations that a hybrid environment will become the future work model resulted in higher demand for notebooks/mobile devices, video and accessories. Additionally, Corporate customers resumed infrastructure projects, driving growth in servers and software.
Small Business segment Net sales for the nine months ended September 30, 2021 increased $352 million, or 34.2%, compared to the nine months ended September 30, 2020. On an average daily sales basis, Small Business segment Net sales increased 34.9%. Customers continued to focus on productivity and mobility as Net sales growth was driven by notebooks/mobile devices, video and accessories.
Public segment Net sales for the nine months ended September 30, 2021 increased $315 million, or 5.4%, compared to the nine months ended September 30, 2020. On an average daily sales basis, Public segment Net sales increased 5.9%. Net sales to Education customers increased 30.6% on an average daily sales basis primarily driven by integrated solutions including notebooks/mobile devices, video, accessories and services. Schools continued to prioritize equity and access to learning and investing in the interactive classroom experience to enhance in-person learning. Net sales to Healthcare customers increased 10.4% on an average daily sales basis primarily due to desktops, notebooks/mobile devices, servers, video and services. Healthcare customers saw patients returning for elective procedures which increased confidence in budgets, enabling delayed projects to restart. Net sales to Government customers decreased 24.8% on an average daily sales basis primarily driven by notebooks/mobile devices and desktops, software reflecting the continued mix into Software as a Service, and the completion of the Census project in 2020, which impacted other hardware, including accessories and smartphones, and services. These decreases were partially offset by increased infrastructure spending in enterprise storage. Net sales to Federal customers was further impacted due to the extended timing of procurement processing and the recent on-site restrictions due to increased COVID-19 cases.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the nine months ended September 30, 2021 increased $378 million, or 25.0%, compared to the nine months ended September 30, 2020. On an average daily sales basis, Other increased 25.6%. In local currency, Canada Net sales increased as a result of the economic recovery from 2020 and increased customer confidence. Customers in the UK and Canada continued to focus on productivity and mobility as Net sales growth was driven by notebooks/mobile devices, video and other hardware, including accessories. The impact of foreign currency exchange further increased Other Net sales by 10.1%, primarily due to the favorable translation of the Canadian dollar and British pound to the US dollar.
Gross profit
Gross profit increased $264 million, or 11.3%, to $2,593 million for the nine months ended September 30, 2021, compared to $2,329 million for the nine months ended September 30, 2020. As a percentage of Net sales, Gross profit margin decreased 20 basis points to 17.0% for the nine months ended September 30, 2021. The decrease in Gross profit margin was primarily driven by lower product margin, including notebook mix and rate, and overlapping higher margin configuration services in the prior year, partially offset by an increase in the mix of net service contract revenue, primarily Software as a Service, and increased Net sales and margins on professional services.
Selling and administrative expenses
Selling and administrative expenses increased $31 million, or 2.1%, to $1,513 million for the nine months ended September 30, 2021, compared to $1,482 million for the nine months ended September 30, 2020. The increase was primarily due to higher payroll expenses consistent with higher Gross profit, higher coworker count and higher performance-based compensation consistent with higher attainment against financial goals, partially offset by lower intangible asset amortization and lower bad debt expense. Total coworker count was 11,098, up 1,118 from 9,980 at September 30, 2020 primarily due to an increase in new hires during 2021 and customer-facing coworkers as a result of our recent acquisitions.
As a percentage of Net sales, Selling and administrative expenses decreased 100 basis points to 9.9% during the nine months ended September 30, 2021, compared to 10.9% for the nine months ended September 30, 2020, primarily due to lower intangible asset amortization, lower bad debt expense and lower payroll expenses as a percentage of Net sales.

Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Nine Months Ended September 30,
	2021		2020
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$522.6	8.9%	$378.9	7.4%	37.9%
Small Business	128.2	9.3	72.6	7.0	76.6
Public	468.7	7.6	468.4	8.0	0.1
Other(2)	73.3	3.9	49.9	3.3	46.5
Headquarters(3)	(113.1)	nm*	(122.8)	nm*	8.0
Total Operating income	$1,079.7	7.1%	$847.0	6.3%	27.5%
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
Operating income was $1,080 million for the nine months ended September 30, 2021, an increase of $233 million, or 27.5%, compared to $847 million for the nine months ended September 30, 2020. Operating income increased primarily due to higher Gross profit dollars, lower intangible asset amortization and lower bad debt expense, partially offset by higher payroll expenses consistent with higher Gross profit, higher coworker count and higher performance-based compensation consistent with higher attainment against financial goals. Total operating margin percentage increased 80 basis points to 7.1% for the nine months ended September 30, 2021, from 6.3% for the nine months ended September 30, 2020, primarily due to lower intangible asset amortization, lower bad debt expense and lower payroll as a percentage of Net sales, partially offset by lower Gross profit margin.
Corporate segment Operating income was $523 million for the nine months ended September 30, 2021, an increase of $144 million, or 37.9%, compared to $379 million for the nine months ended September 30, 2020. Corporate segment Operating income increased primarily due to higher Gross profit dollars, lower intangible asset amortization and lower bad debt expense, partially offset by higher payroll expenses. Corporate segment operating margin percentage increased 150 basis points to 8.9% for the nine months ended September 30, 2021, from 7.4% for the nine months ended September 30, 2020, primarily due to lower intangible asset amortization and lower bad debt expense as a percentage of Net sales.
Small Business segment Operating income was $128 million for the nine months ended September 30, 2021, an increase of $55 million, or 76.6%, compared to $73 million for the nine months ended September 30, 2020. Small Business segment Operating income increased primarily due to higher Gross profit dollars and lower intangible asset amortization, partially offset by higher payroll expenses. Small Business segment operating margin percentage increased 230 basis points to 9.3% for the nine months ended September 30, 2021, from 7.0% for the three months ended September 30, 2020, primarily due to lower intangible asset amortization, lower payroll expenses and lower bad debt expense as a percentage of Net sales.
Public segment Operating income was $469 million for the nine months ended September 30, 2021, which was an increase of $1 million, compared to $468 million for the nine months ended September 30, 2020. Public segment Operating income increased primarily due to higher Gross profit dollars and lower bad debt expense, partially offset by higher payroll expenses. Public segment operating margin percentage decreased 40 basis points to 7.6% for the nine months ended September 30, 2021, from 8.0% for the nine months ended September 30, 2020, primarily due to higher payroll expenses and overlapping higher margin configuration services in the prior year, partially offset by lower bad debt expense as a percentage of Net sales.

Other Operating income was $73 million for the nine months ended September 30, 2021, an increase of $23 million, or 46.5%, compared to $50 million for the nine months ended September 30, 2020. Other Operating income increased primarily due to higher Gross profit dollars and lower bad debt expense, partially offset by higher payroll expenses. Other operating margin percentage increased 60 basis points to 3.9% for the nine months ended September 30, 2021, from 3.3% for the nine months ended September 30, 2020, primarily due to lower bad debt expense, payroll expenses, integration costs and other selling and administrative expenses as a percentage of Net sales, partially offset by lower product margin.
Interest expense, net
Interest expense, net, for the nine months ended September 30, 2021 was $108 million, a decrease of $10 million compared to $118 million for the nine months ended September 30, 2020. This decrease was primarily driven by a lower interest rate on the Term Loan in 2021 compared to 2020, the lower interest rate from the August 2020 senior notes refinancing and lower amortization on interest rate cap premiums, partially offset by additional interest expense on the new issuance of April 2020 senior notes.
Other income (expense), net
During the nine months ended September 30, 2021, we sold all ownership interests of an equity method investment and recognized a $36 million gain. During the nine months ended September 30, 2020, we completed the August 2020 senior notes refinancing and recorded a $27 million Net loss on extinguishment of long-term debt.
Income tax expense
Income tax expense was $237 million and $157 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 23.5% and 22.2% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the nine months ended September 30, 2020 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate being largely offset by excess tax benefits on equity-based compensation.
The higher effective tax rate for the nine months ended September 30, 2021 as compared to the same period in the prior year was primarily attributable to a less favorable tax rate impact of excess tax benefits on equity-based compensation and a discrete benefit from a state tax refund claim recorded in the same period of the prior year.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the nine months ended September 30, 2021 and 2020 below.
Non-GAAP operating income
Non-GAAP operating income was $1,221 million for the nine months ended September 30, 2021, an increase of $193 million, or 18.7%, compared to $1,028 million for the nine months ended September 30, 2020. As a percentage of Net sales, Non-GAAP operating income was 8.0% and 7.6% for the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Operating income, as reported	$1,079.7	$847.0
Amortization of intangibles(1)	70.6	133.9
Equity-based compensation	53.3	25.9
Other adjustments	17.3	21.6
Non-GAAP operating income	$1,220.9	$1,028.4
Non-GAAP operating income margin	8.0%	7.6%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

Non-GAAP net income
Non-GAAP net income was $834 million for the nine months ended September 30, 2021, an increase of $143 million, or 20.7%, compared to $691 million for the nine months ended September 30, 2020.

	Nine Months Ended September 30,
	2021			2020
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$1,010.5	$(237.2)	$773.3	$707.3	$(157.1)	$550.2
Amortization of intangibles(2)	70.6	(13.4)	57.2	133.9	(30.8)	103.1
Equity-based compensation	53.3	(36.3)	17.0	25.9	(25.2)	0.7
Gain on sale of equity method investment	(36.0)	8.8	(27.2)	—	—	—
Net loss on extinguishment of long-term debt	0.4	(0.1)	0.3	27.3	(6.8)	20.5
Other adjustments	17.3	(4.4)	12.9	21.6	(5.4)	16.2
Non-GAAP	$1,116.1	$(282.6)	$833.5	$916.0	$(225.3)	$690.7
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Net sales growth on a constant currency basis
Net sales increased $1,773 million, or 13.1%, to $15,284 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $1,640 million, or 12.0%.

	Nine Months Ended September 30,
(dollars in millions)	2021	2020	% Change	Average Daily % Change(1)
Net sales, as reported	$15,283.9	$13,511.3	13.1%	13.7%
Foreign currency translation(2)	—	132.8
Net sales, on a constant currency basis	$15,283.9	$13,644.1	12.0%	12.6%
(1)There were 191 and 192 selling days for the nine months ended September 30, 2021 and 2020, respectively.
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving credit facility. As of September 30, 2021, we had $1.2 billion of availability for borrowings under our senior secured asset-based revolving credit facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, net leverage ratio targets, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year, including for the proposed acquisition of Sirius; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management, including accounts receivable.
Long-Term Debt and Financing Arrangements
During the first quarter of 2021, we amended, extended and increased the size of the Revolving Loan. As a result of the amended Revolving Loan, the variable rate CDW UK revolving credit facility was closed. Additionally, we paid off the remaining principal amount on the variable rate CDW UK term loan by drawing on the amended Revolving Loan.
As of September 30, 2021, we had total indebtedness of $4.1 billion, of which $1.6 billion was secured indebtedness. At September 30, 2021, we were in compliance with the covenants under our various credit agreements and indentures. In connection with entry into the definitive agreement to acquire Sirius, on October 15, 2021, we entered into a commitment letter for a $2.5 billion senior unsecured 364-day bridge loan facility, which will be used to finance the proposed acquisition, if necessary. The funding of the facility is subject to the satisfaction of customary conditions for transactions of this type.
For additional information regarding our debt and refinancing activities, see Note 7 (Debt) to the accompanying Consolidated Financial Statements. For additional information regarding the acquisition of Sirius, see Note 12 (Subsequent Event) to the accompanying Consolidated Financial Statements.
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
Share Repurchase Program
During the nine months ended September 30, 2021, we repurchased 7.0 million shares of our common stock for $1,185 million under the previously announced share repurchase program. For additional information on our share repurchase program, see "Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds."
Dividends
A summary of 2021 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.40	February 10, 2021	February 25, 2021	March 10, 2021
$0.40	May 5, 2021	May 25, 2021	June 10, 2021
$0.40	August 4, 2021	August 25, 2021	September 10, 2021
On November 3, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.50 per common share. The dividend will be paid on December 10, 2021 to all stockholders of record as of the close of business on November 24, 2021.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Net cash provided by:
Operating activities	$636.7	$738.4

Investing Activities
Capital expenditures(1)	(66.2)	(133.6)
Acquisitions of businesses, net of cash acquired	(339.7)	(38.5)
Proceeds from sale of equity method investment	36.0	—
Cash flows used in investing activities	(369.9)	(172.1)

Financing Activities
Net change in accounts payable - inventory financing	(183.7)	232.5
Financing payments for revenue generating assets	(46.1)	—
Other cash flows used in financing activities	(1,202.0)	299.2
Cash flows (used in) provided by financing activities	(1,431.8)	531.7

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(2.5)
Net (decrease) increase in cash and cash equivalents	$(1,165.1)	$1,095.5
(1)Includes expenditures for revenue generating assets.
Operating Activities
Cash flows provided by operating activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change
Net income	$773.3	$550.2	$223.1
Adjustments for the impact of non-cash items(1)	145.9	441.3	(295.4)
Net income adjusted for the impact of non-cash items	919.2	991.5	(72.3)
Changes in assets and liabilities:
Accounts receivable	(323.5)	(304.9)	(18.6)
Merchandise inventory(2)	(87.5)	(34.2)	(53.3)
Accounts payable-trade(3)	179.7	106.8	72.9
Other(4)	(51.2)	(20.8)	(30.4)
Cash flows provided by operating activities	$636.7	$738.4	$(101.7)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to customer and strategic stocking positions related to continued supply constraints, partially offset by timing of receipts and shipments.
(3)The change is primarily due to increased sales and timing of payments, partially offset by the impact of inventory purchases at the end of 2020.
(4)The change is primarily due to lower current liabilities, partially offset by higher contract liabilities.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2021	2020
Days of sales outstanding (DSO)(1)	61	61
Days of supply in inventory (DIO)(2)	17	13
Days of purchases outstanding (DPO)(3)	(53)	(58)
Cash conversion cycle	25	16
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
The cash conversion cycle increased to 25 days at September 30, 2021, compared to 16 days at September 30, 2020. DPO decreased 5 days and DIO increased 4 days compared to September 30, 2020. The increase in DIO was primarily due to customer and strategic stocking positions related to continued supply constraints, partially offset by timing of receipts and shipments. The decrease in DPO was primarily due to mixing out of vendors with extended payment terms.
Investing Activities
Net cash used in investing activities increased $198 million for the nine months ended September 30, 2021 compared to September 30, 2020. This increase was primarily due to the acquisitions of Amplified IT LLC and Focal Point Data Risk LLC, partially offset by lower capital expenditures and proceeds from the sale of an equity method investment. For additional information regarding the acquisition, see Note 3 (Acquisitions) to the accompanying Consolidated Financial Statements.
Financing Activities
Net cash used in financing activities increased $1,964 million for the nine months ended September 30, 2021 compared to September 30, 2020. This increase was primarily due to higher share repurchases, no new proceeds from the issuance of long-term debt during 2021, the mixing out of vendors with extended payment terms under our inventory financing arrangements and increased financing payments for revenue generating assets. For additional information regarding the inventory financing agreements and debt activities, see Note 5 (Inventory Financing Agreements) and Note 7 (Debt) to the accompanying Consolidated Financial Statements.
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

The following tables set forth Balance Sheet information as of September 30, 2021 and December 31, 2020, and Statement of Operations information for the nine months ended September 30, 2021 and for the year ended December 31, 2020. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the "Obligor Group"). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	September 30, 2021	December 31, 2020
Current assets	$4,446.1	$5,161.3
Goodwill	2,451.4	2,239.1
Other assets	712.9	572.1
Total Non-current assets	3,164.3	2,811.2
Current liabilities	3,239.9	3,265.0
Long-term debt	3,920.8	3,856.5
Other liabilities	222.6	209.8
Total Long-term liabilities	4,143.4	4,066.3
Statement of Operations Information

(dollars in millions)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Net sales	$13,395.2	$16,380.8
Gross profit	2,295.0	2,851.8
Operating income	1,006.4	1,113.2
Net income	719.3	738.8
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

Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission ("SEC") filings. These factors include, among others, the COVID-19 pandemic and actions taken in response thereto and the associated impact on our business, results of operations, cash flows, financial condition and liquidity; CDW's relationships with vendor partners and terms of their agreements; continued innovations in hardware, software and services offerings by CDW's vendor partners; substantial competition that could reduce CDW's market share; the continuing development, maintenance and operation of CDW's information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to provide high-quality services to CDW's customers; potential losses of any key personnel; potential adverse occurrences at one of CDW's primary facilities or customer data centers; increases in the cost of commercial delivery services or disruptions of those services; CDW's exposure to accounts receivable and inventory risks; future acquisitions or alliances; fluctuations in CDW's operating results; fluctuations in foreign currency; global and regional economic and political conditions; potential interruptions of the flow of products from suppliers; decreases in spending on technology products and services; potential failures to comply with Public segment contracts or applicable laws and regulations; current and future legal proceedings, investigations and audits; changes in laws, including regulations or interpretations thereof; CDW's level of indebtedness and ability to generate sufficient cash to service such indebtedness; restrictions imposed by agreements relating to CDW's indebtedness on its operations and liquidity; changes in, or the discontinuation of, CDW's share repurchase program or dividend payments; the potential failure to consummate the acquisition of Sirius or to achieve the anticipated benefits of the acquisition in the expected timeframe or at all; and other risk factors or uncertainties identified from time to time in CDW's filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures of Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements" of this report is incorporated herein by reference.
Item 1A. Risk Factors
The disclosure below modifies the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. These risks and uncertainties, along with those previously disclosed, may cause our business prospects, results of operations and cash flows in future periods to differ materially from those currently expected or desired. Factors not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and cash flows.
Risks Related to Our Business
The closing of the acquisition of Sirius is subject to various conditions, and if these conditions are not satisfied or waived, the acquisition will not be completed. Even if the acquisition is completed, achieving the anticipated benefits of the acquisition is subject to a number of uncertainties.
On October 15, 2021, the Company entered into a definitive agreement to acquire Sirius (the "Acquisition"). The parties’ obligations to complete the Acquisition are subject to the satisfaction or waiver of certain conditions, including, among other things, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. There can be no assurance that the required regulatory approvals will be obtained in a timely manner or at all, that the other conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed. The failure of either party to satisfy all of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Any delay in completing the Acquisition could cause us to not realize some or all of the benefits that we anticipate achieving if the Acquisition is successfully completed within the timeframe that we currently expect.
Additional risks and uncertainties associated with the Acquisition include, among other things, the occurrence of any event that could give rise to termination of the Acquisition agreement and the effect of the announcement of the Acquisition on our ability or Sirius’ ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties.
To the extent the Acquisition is not completed, we will have incurred expenses and diverted management time and resources from our ongoing business without realizing the accompanying benefits expected by our management. Moreover, even if the Acquisition is completed, achieving the anticipated benefits of the Acquisition, including cost and revenue synergies, is subject to a number of uncertainties, including that the anticipated benefits may not be fully realized or may take longer to realize than expected, that the Acquisition may not be accretive to the extent anticipated, and that the Company’s acquisition and integration of Sirius may involve unanticipated liabilities and costs.
Failure to consummate the Acquisition or to achieve the anticipated benefits of the Acquisition in the expected timeframe or at all could materially adversely affect our business, results of operations, cash flows and common stock price.
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
Information relating to the Company's purchases of its common stock during the three months ended September 30, 2021 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
July 1 through July 31, 2021	1.0	$177.61	1.0	$678.5
August 1 through August 31, 2021	0.8	$194.01	0.8	$528.1
September 1 through September 30, 2021	0.6	$195.16	0.6	$402.7
Total	2.4		2.4
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month's repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

2.1#
Purchase and Sale Agreement, dated as of October 15, 2021, by and between Sirius Computer Solutions Holdco, LP and CDW LLC, previously filed as Exhibit 2.1 with CDW Corporation’s Form 8-K filed on October 18, 2021 and incorporated herein by reference.

10.1*	Form of Compensation Protection Agreement (executive officers other than Christine A. Leahy).

10.2*	Letter of Understanding, dated as of September 29, 2021, by and among CDW Corporation, CDW LLC and Collin B. Kebo.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.
#    All exhibits and schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. CDW Corporation will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	November 3, 2021	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)