Form 10-K
period 2021-12-31
CDW Corp
filed 2022-02-28
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $24,115 million, based on the per share closing sale price of $174.65 on that date.

As of February 24, 2022, there were 134,944,328 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be held on May 19, 2022, which will be filed with the Securities and Exchange Commission on or before April 30, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2021

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results or events and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. We claim the protection of The Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report.
These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “potential,” “predict,” “project,” “target” and similar terms and phrases or future or conditional verbs such as “could,” “may,” “should,” “will,” and “would.” However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and other expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results or events to differ materially from those that we expected.
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by those cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements in the context of these risks and uncertainties.
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

PART I
Item 1. Business
Our Company
CDW Corporation (together with its subsidiaries, the “Company,” “CDW” or “we”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the United States (“US”), the United Kingdom (“UK”) and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise, hybrid and cloud capabilities across hybrid infrastructure, digital experience and security.
On December 1, 2021, we completed our previously announced acquisition of Sirius Computer Solutions, Inc. (“Sirius”). This strategic acquisition is expected to enhance our services and solutions capabilities in key areas, including hybrid infrastructure, security, digital and data innovation, and cloud and managed services, as well as add services scale, further balancing and diversifying our portfolio mix. The addition of Sirius strengthens our role as the trusted technology advisor to our customers, with the expertise and portfolio breadth, depth and scale to orchestrate complete customer-centric solutions.
We are vendor, technology and consumption model “agnostic”, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 9,900 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
We have capabilities to provide integrated IT solutions in more than 150 countries for customers with primary locations in the US, UK and Canada, which are large and growing markets. According to the International Data Corporation (“IDC”), the total US, UK and Canadian IT market generated approximately $1.2 trillion in sales in 2021. We believe our addressable markets in the US, UK and Canada represent approximately $400 billion in annual sales. These are highly fragmented markets served by thousands of IT resellers and solutions providers. For the year ended December 31, 2021, we estimate that our total Net sales of $20.8 billion represented approximately 5% of our addressable markets. We believe that demand for IT will continue to outpace general economic growth in the markets we serve, fueled by new technologies, including hybrid and cloud computing, virtualization and mobility as well as growing end-user demand for security, efficiency and productivity.
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
In our US business, which represents approximately 90% of our revenues, we currently have five dedicated customer channels: corporate, small business, government, education and healthcare, each of which generated $1.8 billion or greater in Net sales in 2021. Net sales to customers in the UK and Canada combined generated $2.6 billion in 2021. We believe this diversity of customer end-markets provides us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and continue to gain market share.
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
In 2021, we generated over $1.0 billion each of Net sales from five vendor partners and over $100 million of Net sales from each of fifteen other vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, Dell EMC, Hewlett Packard Enterprise, LG, Microsoft, Palo Alto Networks, Samsung, and VMware which reflects the extensive product and solution knowledge and capabilities that we bring to our customers’ IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
Product Procurement
We may purchase all or only some of the products our vendor partners offer for resale to our customers or for inclusion in the solutions we offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also purchase software from major software publishers and cloud providers for resale to our customers or for inclusion in the solutions we offer. Our agreements allow us to resell cloud based solutions, software or other licensed products to the end-user customer.
In addition to purchasing products directly from our vendor partners, we purchase products from wholesale distributors for resale to our customers or for inclusion in the solutions we offer. These wholesale distributors provide logistics management and supply-chain services for us, as well as for our vendor partners.
For our US operations in 2021, we purchased approximately 50% of the products we sold as discrete products or as components of a solution directly from our vendor partners and the remaining 50% from wholesale distributors. Purchases from our two largest wholesale distributors, Ingram Micro and TD SYNNEX, were over 30% of total US purchases in 2021.
Inventory Management
We operate two distribution centers in North America: a 513,000 square foot facility in North Las Vegas, Nevada, and a 442,000 square foot facility in Vernon Hills, Illinois. We also operate a 120,000 square foot distribution center in Rugby, Warwickshire, UK. Leveraging our distribution and logistics capabilities, we handle and ship over 45 million units annually on an aggregate basis from our distribution centers.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements represented approximately 50% of total North America Net sales in 2021. Electronic delivery for software licenses is approximately 20% of total North America Net sales in 2021.

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
We believe we are well positioned to compete within this marketplace due to our competitive advantages. We expect the competitive landscape to continue to evolve as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For additional information on the risks associated with competition, see “Item 1A. Risk Factors.”
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
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions rather than discrete product and services categories. We estimate that more than 40% of our Net sales in 2021 in the US came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, desktop computers, video monitors, enterprise and data storage, and other hardware. Our software products include application suites, security, virtualization, operating systems and network management. Our services include advisory and design, software development, implementation, managed services and warranties.
IT is critical to both “run the business” and drive greater growth and productivity. To help our customers accomplish this, we have built a robust portfolio of solutions across hybrid infrastructure, digital experience, security and services that we provide in physical, virtual, or cloud-based environments.
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

•Hybrid Infrastructure: We assess our customers application infrastructure need, design flexible, resilient and efficient solutions and manage the solution throughout its lifecycle. Our broad portfolio of hardware and software products, encompassing both on and off-premise solutions, enables us to provide well-integrated solutions, including converged and hyper-converged infrastructure, physical and virtualized servers, software defined automation and orchestration solutions, hybrid storage, energy-efficient power and cooling, and data center networking.
•Digital Experience: We build end-to-end solutions that deliver access to applications that improve our customers’ productivity regardless of device or location. We connect our customers’ physical devices, including laptops, desktops, IP Phones, mobile devices and print systems. We utilize collaboration solutions to unite applications via the integration of products that facilitate the use of multiple enterprise communication methods including email, persistent chat, social media, voice and video. We also host cloud-based collaboration solutions. Our solutions provide the tools that allow our customers’ employees to share knowledge, ideas and information among each other and with clients and partners effectively, securely and quickly.
•Security: We assess our customers’ security needs and provide them with tools and services to help effectively manage risk. We are a security solutions integrator that combines our expertise in design, solution architecture and implementation services. Our customer solutions can take the form of hardware, software or Software as a Service across a multitude of categories such as: endpoint security, email security, web security, intrusion prevention, authentication, firewall, virtual private network services and network access control. Security consulting engagements include security assessment, policy and procedure gap analysis, security roadmaps and health checks.
Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications, was as follows

	Year Ended December 31,
	2021		2020		2019
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Notebooks/Mobile Devices	$6,659.4	32.0%	$5,486.2	29.7%	$4,344.9	24.1%
Netcomm Products	1,950.9	9.4	1,955.0	10.6	2,189.1	12.1
Desktops	1,203.6	5.8	1,132.4	6.1	1,547.3	8.6
Video	1,605.0	7.7	1,190.8	6.4	1,272.9	7.1
Enterprise and Data Storage (Including Drives)	992.1	4.8	947.4	5.1	1,147.6	6.4
Other Hardware	4,358.6	20.9	4,121.6	22.3	3,980.4	22.1
Total Hardware	16,769.6	80.6	14,833.4	80.2	14,482.2	80.4

Software(1)	2,802.4	13.5	2,581.0	14.0	2,585.0	14.3
Services(1)	1,126.1	5.4	913.9	4.9	840.9	4.7
Other(2)	122.7	0.5	139.2	0.9	124.3	0.6
Total Net sales	$20,820.8	100.0%	$18,467.5	100.0%	$18,032.4	100.0%
(1)Certain software and services revenue is recorded on a net basis for accounting purposes, so the category percentage of Net sales is not representative of the category percentage of gross profits.
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
We have approximately 13,900 coworkers across the globe, with 11,500 coworkers in the US, 1,500 in the UK and 900 in Canada. More than 50% of our US Net sales are generated by account managers who have more than seven years of tenure with CDW. Our coworker relations are strong and none of our coworkers are covered by collective bargaining agreements.
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
Coworker Engagement
We strive to create a culture of collaboration, belonging and individual growth and reward – one in which every coworker has a voice and where all voices are heard. Our coworker engagement strategy utilizes frequent, short surveys as well as virtual listening groups to gain a real-time understanding of the coworker experience at CDW. As a result of our coworkers’ consistent engagement, we have garnered meaningful feedback and recommendations, which have led to measurable and impactful results.
Training & Development
We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our coworkers’ careers at CDW. Our programs include: leadership development trainings, unique developmental opportunities for our high-potential emerging leaders, a 24-month training program for new North American sales coworkers, technical skill development training, an 18-month apprentice-style program for aspiring engineers, and coworker access to over 15,000 on-demand educational modules.
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
Health and Safety
At the beginning of the pandemic, we identified three key principles, which have guided us. First, safeguard the health and well-being of our coworkers, second, serve the mission-driven needs of our customers, and third, support our communities. We implemented precautions to help keep our coworkers healthy and safe, including activating a cross-functional response team led by senior leadership, moving to remote work for our office coworkers, and implementing safety protocols at our distribution centers, including social distancing measures, segmented shifts, additional personal protective equipment, enhanced facility cleanings, expanded health and safety training, increased available mental health resources, and increased sick days for impacted coworkers.
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
Information Technology Systems
We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales and distribution. Our systems provide us with thorough and detailed information regarding key aspects of our business. These capabilities help us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high quality customer service. We believe our websites, which provide electronic order processing and advanced tools, such as order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships.
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
In 2019, we acquired Canada-based technology solutions provider, Scalar Decisions Inc.
CDW’s AmplifiedTM Services portfolio has grown into a billion-dollar business over the past few years, aided by acquisitions of various companies. In addition to the acquisition of Sirius in 2021, an IT solutions integrator, as described above, we further strengthened our consulting and services expertise by acquiring Aptris, an IT service management solutions provider and ServiceNow Elite partner, in 2019. In 2020, we acquired IGNW, a cloud-native services, software development and data orchestration capability provider. In 2021, we acquired Amplified IT, which has expert capability in Google Workspace for Education and Focal Point Data Risk, which has expert capabilities in cybersecurity services.
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
Business and Operational Risks
The outbreak of the novel coronavirus (“COVID-19”) pandemic has adversely impacted and could continue to adversely impact our business and results of operations and could also adversely impact our cash flows, financial condition and liquidity.
The global spread of COVID-19 continues to create significant macroeconomic uncertainty, volatility and disruption. Many governments and health authorities have implemented recommendations or mandates intended to slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, or social distancing measures, resulting in modified operations of various businesses including ours, and these measures may remain in place for a significant period of time. While some of these restrictions have been lifted or eased in certain jurisdictions, other restrictions such as vaccine mandates and testing requirements have been newly imposed, and the recovery process is uncertain. We have experienced and could continue to experience disruptions, including as a result of resurgences of COVID-19, that prevent us from meeting the demands of our customers, such as product constraints from our vendor partners and wholesale distributors and other disruptions to our supply chain, disruptions in or restrictions on the ability of our coworkers to work effectively, temporary closures of our distribution facilities, modifications in the operation of facilities that remain open and disruptions of commercial delivery services. The impact of COVID-19 and measures implemented to slow the spread have caused and could continue to cause delay in, or limit the ability of, our customers to place orders for our products and services and make timely payments to us and could materially increase our labor, logistics and other costs. As long as the pandemic continues, our coworkers will continue to be exposed to health risks, and we could be negatively impacted in the future if a significant number of our coworkers, or coworkers who perform critical functions, become unable to work as a result of exposure to COVID-19. In addition, the pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, including the US, the UK and Canada. During the COVID-19 pandemic and even after it has subsided, we may experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn or volatility, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices. In addition, we may experience inflationary pressures, resulting in increased product prices that we may be unable to pass on to our customers.
Individually and collectively, the consequences of the COVID-19 pandemic have adversely impacted and could continue to adversely impact our business and results of operations and could also adversely impact our cash flows, financial condition and liquidity. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the ultimate duration and severity of the pandemic, future resurgences and emergences of new variants of the virus, the availability, efficacy and acceptance of a vaccine and treatments, actions taken to contain the virus including reimplementation of closures, and the effectiveness of these actions, and how quickly and to what extent normal economic and operating conditions can resume and be sustained. The COVID-19 pandemic has and may continue to have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our business depends on our vendor partner relationships and the terms of the agreements governing those relationships.
Our solutions portfolio includes products and services from OEMs, software publishers and cloud providers. We are authorized by these vendor partners to sell all or some of their products and services via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, services performance commitments, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows, particularly given our level of indebtedness.
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
We purchase the products included in our portfolio both directly from our vendor partners and from wholesale distributors. Although we purchase from a diverse vendor base, in 2021, products we purchased from wholesale distributors Ingram Micro and TD SYNNEX, together, represented over 30% of total US purchases. In addition, sales of products manufactured by Apple, Cisco, Dell EMC, HP Inc., Lenovo and Microsoft, whether purchased directly from these vendor partners or from a wholesale distributor, represented over 50% of our 2021 consolidated Net sales. Sales of products manufactured by Dell EMC and Lenovo represented over 20% of our 2021 consolidated Net sales. The loss of, or change in business relationship with, any of these or any other wholesale distributors or key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
Further, the sale, spin-off or combination of any of our wholesale distributors or key vendor partners and/or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, or our inability to develop relationships with new and emerging vendors and vendors that we have not historically represented in the marketplace, could have an adverse impact on our business, results of operations or cash flows.
Our sales are dependent on continued innovations in hardware, software and services by our vendor partners and the competitiveness of their offerings, and our ability to partner with new and emerging technology providers.
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services, such as cloud-based solutions, including Software as a Service (“SaaS”), Infrastructure as a Service (“IaaS”) and Platform as a Service (“PaaS”); Device as a Service (“DaaS”); the Internet of Things (“IoT”); and artificial intelligence (“AI”). We have been and will continue to be dependent on innovations in hardware, software and services, as well as the acceptance of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, a lack of acceptance of innovations by our customers or delays in technology spending by our customers, could have an adverse effect on our business, results of operations or cash flows.
In addition, if we are unable to anticipate and expand our capabilities to keep pace with changes in technology and new hardware, software and services, for example by providing the appropriate training to our account managers, technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.
We also are dependent upon our vendor partners for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. To the extent that a vendor’s offering that is in high demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, our business, results of operations or cash flows could be adversely impacted.
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes:
•resellers and service providers, such as Computacenter, Connection, ePlus, Insight Enterprises, NTT, Optiv, Presidio, SCC, Softchoice, World Wide Technology and many smaller resellers and service providers;
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
We expect the competitive landscape to continue to evolve as new technologies and consumption models emerge, such as cloud-based and other “as a service” solutions, hyper-converged infrastructure and embedded software solutions. Our continued competitiveness depends upon our ability to anticipate and evolve at pace and scale with new technologies, services and solutions through strategic and timely investments in innovation, expansion of offerings and the capabilities necessary to implement them.
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
We focus on providing high quality service to gain new customers and retain existing customers. To the extent we face increased competition to gain and retain customers, we may be required to reduce prices, increase advertising expenditures or take other actions which could adversely affect our business, results of operations or cash flows. Additionally, some of our competitors may reduce their prices in an attempt to stimulate sales, which may require us to reduce prices. This would require us to sell a greater number of products to achieve the same level of Net sales and Gross profit. If such a reduction in prices occurs and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.
The success of our business depends on the continuing development, maintenance and operation of our information technology systems.
Our success is dependent on the accuracy, proper utilization and continuing operation, maintenance and development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, e-commerce and mobile systems, as well as our operational platforms, including voice and data networks and power systems. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:
•conduct business with our customers, including delivering services and solutions to them;
•provide the means to effectively manage global operations across time zones;
•keep pace with changes and innovation and compete effectively;
•effectuate comprehensive and reliable data collection, maintenance and governance;
•manage our inventory, accounts receivable and accounts payable;
•support planned growth in services and solutions and continued evolution of the business;
•purchase, sell, ship and invoice our hardware and software products and provide and invoice our services efficiently and on a timely basis; and
•maintain our cost-efficient operating model while scaling our business.
The integrity of our information technology systems is vulnerable to disruption due to forces beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, both internal and external, and from human error, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our reputation, business and results of operations due to failure to comply with customer, partner, legal or regulatory obligations.

Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.
Our business involves the handling, storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers, partners and others. In connection with our services business, some of our coworkers have access to our customers’ confidential data and other information. Additionally, third parties, such as data center colocation and hosted solution partners, provide services to us and also provide services as a component of our services delivery to customers. These third parties or others that are a part of our supply chain could also be a source of security risk in the event of a failure to protect their own products, security systems and infrastructure and we may not be able to control the manner in which these third parties respond to any security breach. We have privacy and data security policies, practices and controls in place that are designed to prevent security breaches; however, as newer technologies evolve, as more business is conducted on line and remotely, and as the portfolio of the service providers we exchange confidential information, software and/or hardware with expands, we are exposed to increased risks from breaches in security, including those arising from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks. Although we have not experienced a material security breach to date, we regularly experience malicious attacks and other attempts to gain authorized access to our systems. The evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations and nation-states, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, make it increasingly challenging to anticipate and adequately mitigate these threats should they materialize.
Breaches in security could expose us, our supply chain, our customers or other individuals to significant disruptions and a risk of public disclosure, loss or misuse of this information. Security breaches could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information (including those under the European Union General Data Protection Regulation and the California Consumer Privacy Act), significant remediation costs as well as the loss of existing or potential customers and, ultimately, damage to our brand and reputation. While we maintain insurance coverages that are intended to address certain aspects of data security, such insurance may be insufficient to cover all losses or all types of claims that may arise. Moreover, media or other reports of perceived vulnerabilities in our network security or perceived lack of security within our environment, even if inaccurate, could materially adversely impact our reputation and business. The cost and operational consequences of implementing further data protection measures could also be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.
If we or our third-party service providers fail to provide high-quality services to our customers, our reputation, brand, business, results of operations or cash flows could be adversely affected.
Our services include professional services, managed services, warranties, configuration services, partner services and telecom services. Additionally, we deliver and manage mission critical software, systems and network solutions for our customers. We also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high-quality services to our customers or such services result in an unplanned disruption of our customers’ businesses, this could, among other things, result in legal claims and proceedings and liability for us. Moreover, as we expand our services and solutions business and provide increasingly complex services and solutions, we may be exposed to additional operational, regulatory and other risks. We also could incur liability for failure to comply with the rules and regulations applicable to the new services and solutions we provide to our customers. If any of the foregoing were to occur, our reputation with our customers, our brand and our business, results of operations or cash flows could be adversely affected.
If we lose any of our key personnel, are unable to attract and retain the talent required for our business, our labor costs significantly increase or if our approach to workforce management is ineffective, our business could be disrupted and our financial performance could suffer.
Our success is heavily dependent upon our ability to attract, develop, engage and retain key personnel to manage, lead, innovate and grow our business, including our key executive, management, sales, services and technical coworkers. The proposed federal vaccinate mandate, along with any other vaccine requirements applicable to our coworkers, and the uncertainty and unpredictability of the COVID-19 environment, could make it more difficult to attract or retain key personnel.
Our future success will depend to a significant extent on the efforts of our leadership team, as well as the effectiveness of our succession planning and efforts to develop and promote top talent. Our future success also will depend on our ability to retain and motivate our customer-facing coworkers, who have been given critical CDW knowledge regarding, and the opportunity to develop strong relationships with, many of our customers. In addition, as we seek to expand our offerings of value-added services and solutions, our success will even more heavily depend on attracting and retaining highly skilled technology specialists and engineers, for whom the market is extremely competitive.

In order to attract, retain and motivate key personnel in a competitive marketplace, it is important to provide a competitive compensation package. If our compensation package is not viewed as being competitive, our ability to attract, retain and motivate key personnel could be adversely affected. Additionally, as minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage coworkers, but also the wages paid to our other hourly or salaried coworkers.
We have observed an overall tightening and increasingly competitive labor market, in particular with highly skilled technology specialists and engineers. A sustained labor shortage or increased turnover rates within our coworker base, whether caused by COVID-19 or as a result of general macroeconomic factors occurring throughout the US economy, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain coworkers, and could adversely affect our business, results of operations or cash flows. Additionally, if we fail to effectively manage our workforce, we may need to terminate or reposition coworkers within our Company to eliminate an abundance of or to reconfigure resources, which could damage our coworker relations and our ability to attract and retain key personnel.
If we are unable to attract, develop, engage and retain key personnel, or if our approach to workforce management is ineffective, our relationships with our vendor partners and customers and our ability to expand our offerings of value-added services and solutions could be adversely affected. Moreover, if we are unable to continue to train our sales, services and technical personnel effectively to meet the rapidly changing technology needs of our customers, the overall quality and efficiency of such personnel could decrease. Such consequences could adversely affect our business, results of operations or cash flows.
A natural disaster or other adverse occurrence at one of our primary facilities or a third-party provider location could damage our business.
If the warehouse and distribution equipment or operations at one of our distribution centers were to be seriously damaged or disrupted by a natural disaster, which may increase in number or severity as a result of climate change, or other adverse occurrence, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate numerous facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation and hosted solution partners, and third-parties provide services as a component of our services delivery to customers. A natural disaster or other adverse occurrence at any of our major data storage locations or third-party provider locations could negatively impact our business, results of operations or cash flows.
Increases in the cost of commercial delivery services or disruptions of those services could materially adversely impact our business.
We generally ship hardware products to our customers by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services (including those that may result from an increase in fuel or personnel costs or a need to use higher cost delivery channels during periods of increased demand), our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers or periods of increased demand on delivery services, such as those we have experienced during the COVID-19 pandemic, could materially adversely affect our ability to deliver or receive products on a timely basis.
We are exposed to accounts receivable and inventory risks.
We extend credit to our customers for a significant portion of our sales. We are subject to the risk that our customers may not pay for the products they have purchased, may pay at a slower rate than we have historically experienced, or may seek extended payment terms. This risk is heightened during periods of global or industry-specific economic downturn or uncertainty, during periods of rising interest rates or, in the case of public sector customers, during periods of budget constraints. Significant failures of customers to timely pay all amounts due to us could adversely affect our business, results of operations or cash flows.
We are also exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. In addition to drop-ship arrangements with many of our OEMs and wholesale distributors, we seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments that created more rapid obsolescence or if our vendor partners were to change their terms and conditions, our inventory risks could increase. We also from time to time take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendor partners or we may decide to carry high inventory levels of certain products that have limited or no return privileges due to customer demand or request or to manage supply chain interruptions. If we purchase inventory in anticipation of customer demand that does not materialize, or if customers reduce or delay orders, and if we were unable to return the inventory to a vendor partner, we would be exposed to an increased risk of inventory obsolescence.
Achieving the anticipated benefits of the Sirius acquisition remains subject to a number of uncertainties.
On December 1, 2021, the Company completed its acquisition of Sirius (the “Sirius Acquisition”). Risks and uncertainties associated with the integration of Sirius include, among other things, our ability to retain key personnel and maintain relationships with customers, suppliers and other third parties. Moreover, achieving the anticipated benefits of the Sirius Acquisition is subject to a number of uncertainties, including that the anticipated benefits may not be fully realized or may take longer to realize than expected, that the Sirius Acquisition may not be accretive to the extent anticipated, and that the Company’s acquisition and integration of Sirius may involve unanticipated liabilities and costs. Failure to achieve the anticipated benefits of the Sirius Acquisition in the expected timeframe or at all could materially adversely affect our business, results of operations, cash flows and common stock price.
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
In addition, our financial results could be adversely affected by financial adjustments required by generally accepted accounting principles in the United States of America (“US GAAP”) in connection with these types of transactions, including the Sirius Acquisition, where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
Our future operating results may fluctuate significantly, which may result in volatility in the market price of our stock and could impact our ability to operate our business effectively.
We may experience significant variations in our future quarterly results of operations. These fluctuations may cause the market price of our common stock to be volatile and may result from many factors, including the condition of the technology industry in general, shifts in demand and pricing for hardware, software and services, the introduction of new products or upgrades. Further, if our customers’ businesses are adversely affected by the impact of COVID-19, they may delay or reduce purchases from us, which could adversely affect our results of operations.
Our operating results are also highly dependent on Gross profit as a percentage of Net sales. Our Gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control, including general macroeconomic conditions, such as inflation; pricing pressures; changes in product costs from our vendor partners; the availability of price protection, purchase discounts and incentive programs from our vendor partners; changes in product, order size and customer mix; the risk of some items in our inventory becoming obsolete; increases in product and delivery costs that we cannot pass on to customers; and general market and competitive conditions.
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
Weak or unstable economic and political conditions generally, sustained uncertainty about global economic and political conditions, government spending cuts and the impact of new government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits), or a tightening of credit markets, including as a result of the COVID-19 pandemic, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there continues to be uncertainty regarding the economic and other impacts of the UK’s exit from the European Union (“EU”) in 2020, referred to as “Brexit”. Potential adverse consequences of Brexit and the uncertainties around the UK and EU’s relationship include global market uncertainty, volatility in currency exchange rates, additional costs and operational burdens associated with increased operational restrictions on imports and exports between the UK and other countries, potential adverse effects on the mobility of personnel and potentially increased regulatory complexities, each of which could have a negative impact on our business, financial condition or results of operations. We have established a presence in the Netherlands to help address future developments, as needed, for Brexit, which could add complexity to our European operations as well as result in higher costs associated with serving our customers.
The interruption of the flow of products from suppliers could disrupt our supply chain.
Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters (which may increase in number or severity as a result of climate change), political or social unrest, pandemics (such as the COVID-19 pandemic) or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities, could disrupt our supply chain. We have experienced and could continue to experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.
Moreover, supply chain disruptions during the COVID-19 pandemic have caused and could continue to cause us to experience more volatility in our level of inventory and delays in completion of orders and installations for our customers.
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

Our financial performance could be adversely affected by decreases in spending on technology products and services by our public and private sector customers due to, among other things, customer spending decisions and government spending policies.
Our sales are impacted by customer spending decisions on technology, including refresh decisions, customer initiatives that drive technology spending and customer budget priorities. Our sales to our public sector customers, and our other customers that do business with our public sector customers in particular, are impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (such as budget cuts or limitations or temporary shutdowns of government operations), shifts in budget priorities or reductions in revenue levels, could cause our impacted public sector customers or our other customers that do business with impacted public sector customers to reduce or delay their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. Additionally, such adverse change in government spending policies, shifts in budget priorities or reductions in revenue levels could impact cash collections from contracts with our impacted public sector customers or other customers that do business with impacted public sector customers, which could adversely affect our business, results of operations or cash flows.
Legal and Regulatory Risks
The failure to comply with our public sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations or cash flows.
Revenues from our public sector customers are derived from sales to governmental entities, educational institutions and healthcare customers through various contracts and open market sales of products and services. Sales to public sector customers are highly regulated and present risks and challenges not present in private commercial agreements. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations (including the False Claims Act, the Medicare and Medicaid Anti-Kickback Statute or similar laws of the jurisdictions for our business activities outside of the US) or security clearance and confidentiality requirements could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other public sector customer contracts, and suspension, debarment or ineligibility from doing business with governmental entities or other customers in the public sector. In addition, contracts in the public sector are generally terminable at any time for convenience of the contracting agency or group purchasing organization (“GPO”) or upon default and public sector contracts may be subject to periodic funding approval, rejections or delays, which could adversely impact public sector demand for our products and services. Furthermore, our inability to enter into or retain contracts with GPOs may threaten our ability to sell to customers in those GPOs and compete effectively. The effect of any of these possible actions or failures could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.
We are exposed to risks from legal proceedings and audits, including intellectual property infringement claims, which may result in substantial costs and expenses or interruption of our normal business operations.
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation.
We are also subject to intellectual property infringement claims against us in the ordinary course of our business, either because of the products and services we sell or the business systems and processes we use to sell such products and services, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue, but we may also be subject to demands from inventors, competitors or other patent holders who may seek licensing revenue, lost profits and/or an injunction preventing us from engaging in certain activities, including selling certain products or services.
In addition, we are subject to proceedings, investigations and audits by federal, state, international, national, provincial and local authorities, including as a result of our significant sales to governmental entities. For example, a subsidiary of the Company received a Civil Investigative Demand dated September 20, 2021 from the US Department of Justice (“DOJ”) in connection with a False Claims Act investigation. The DOJ has requested information related to teaming agreements with OEMs.

We also are subject to audits by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.
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
Failure to comply with complex and evolving laws and regulations applicable to our operations or failure to meet stakeholder expectations on environmental sustainability and corporate responsibility matters could adversely affect our business, results of operations or cash flows.
Our global operations span a variety of legal regimes, subjecting us to numerous complex, diverse, evolving and at times potentially inconsistent laws and regulations in a number of areas, including labor and employment, advertising, e-commerce, tax, trade, import and export controls, economic and trade sanctions, anti-corruption, data privacy and security requirements, competition, climate, environmental and health and safety. The evaluation of and compliance with these laws, regulations and similar requirements may be onerous and expensive, and may have other adverse impacts on our business, results of operations or cash flows, the risk of which will be heightened as we expand the products and services we offer, expand into new markets and channels and expand internationally. For example, we may be subject to increased costs and use of operational resources associated with complying with any new climate-related laws and regulations. Additionally, the hardware, software and services we offer increasingly utilize new and evolving technologies such as artificial intelligence (“AI”), which presents risks and challenges that could result in legal liability.
We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors or agents violating such laws and regulations or our policies and procedures. Additionally, there is increased focus by stakeholders on environmental sustainability and corporate responsibility matters, including climate change response, packaging and waste reduction, energy consumption, and diversity, equity and inclusion. Our disclosure on these matters and our failure, or perceived failure, to meet our commitments or otherwise effectively address these matters may erode customer trust or confidence, particularly if they receive considerable publicity or result in litigation, and could have a negative impact on our business.
As a public company, we also are subject to increasingly complex public disclosure, corporate governance and accounting requirements that increase compliance costs and require significant management focus.
Risks Related to Our Indebtedness
Our level of indebtedness could adversely affect our business.
As of December 31, 2021, we had $6.9 billion of total debt outstanding and $448 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $1.0 billion under our senior unsecured revolving loan facility (the “Revolving Loan Facility”). Our level of indebtedness could have important consequences, including the following:
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
•pledge our assets as collateral;
•merge or consolidate with other companies or transfer all or substantially all of our assets; and
•engage in sale leaseback transactions.
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
If the lenders under our senior credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness or the ability to borrow sufficient funds to refinance such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
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

In addition, major debt rating agencies regularly evaluate our debt based on a number of factors. We may not be able to maintain our existing ratings, and the failure to do so could increase the cost of servicing certain of our existing indebtedness, and make it more difficult to raise debt financing on favorable terms in the future.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•our debt holders could declare all outstanding principal and interest to be due and payable;
•the lenders under our Revolving Loan Facility could terminate their commitments to lend us money; and
•we could be forced into bankruptcy or liquidation.
We and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness, the risks associated with our level of indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2021, we had $1.0 billion available for additional borrowing under our Revolving Loan Facility.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2021, we had $1.7 billion of variable rate debt outstanding. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate cap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate cap agreements in the future on acceptable terms or that such caps or the caps we have in place now will be effective.
The London Inter-bank Offered Rate (“LIBOR”) is being discontinued as a floating rate benchmark, which may cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.
Certain of our credit facilities, including our term loan facility and our Revolving Loan Facility, have variable interest rates using LIBOR as a benchmark rate, and we have entered into interest rate cap agreements with respect to the term loan facility that are based on LIBOR. As of December 31, 2021, $1.7 billion of our total debt outstanding bears interest at variable interest rates using LIBOR as a benchmark rate. The LIBOR and certain other interest “benchmarks” are subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates the LIBOR administrator, previously announced that all LIBOR settings will either cease to be provided or no longer be representative (i) after December 31, 2021, in the case of the one-week and two-month US dollar LIBOR tenors and all tenors of non-US dollar LIBOR, and (ii) after June 30, 2023, in the case of the overnight and one-, three-, six-, and 12-month US dollar LIBOR tenors. Additionally, the US Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, announced the replacement of US dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by US Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). SOFR has a limited history, having been first published in April 2018. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. If LIBOR ceases to exist, interest rates on our current or future debt obligations and hedging instruments may be adversely affected and we may need to renegotiate the agreements governing such obligations or instruments. Although the agreements governing our senior credit facilities contain provisions for transition to new “benchmark” rates if LIBOR is discontinued or cannot be determined, any new “benchmark” may perform differently than LIBOR or cause other unanticipated consequences, which could adversely affect our interest expense, related debt obligations and our interest rate cap agreements.

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
•investors’ perceptions of our prospects;
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
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board or stockholder approval is obtained prior to the acquisition. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions our stockholders desire.
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
We expect to continue to pay a cash dividend on our common stock. However, any determination to pay dividends in the future will be at the discretion of our Board of Directors. Any determination to pay dividends on, or repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, our target leverage ratio, restrictions imposed by applicable law, tax considerations and other factors our Board of Directors deems relevant. In addition, our ability to pay dividends on, or repurchase, shares of our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. There can be no assurance that we will continue to pay a dividend at the current rate or at all or that we will continue to repurchase shares of our common stock. If we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2021, we owned or leased a total of 2.6 million square feet of space, primarily in the US, UK and Canada. We own two properties: a 513,000 square foot distribution center in North Las Vegas, Nevada, and a combined office and a 442,000 square foot distribution center in Vernon Hills, Illinois. In addition, we conduct sales, services and administrative activities in various locations primarily in the US, UK and Canada.
We believe our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, all within the next 15 years.
We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased properties with equivalent properties. We believe that suitable additional or substitute leased properties will be available as required.
Item 3. Legal Proceedings
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort and other litigation matters. For additional information regarding legal proceedings, refer to Note 16 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following table lists the name, age as of February 28, 2022 and positions of each executive officer of the Company.

Name	Age	Position
Christine A. Leahy	57	President and Chief Executive Officer and member of our Board of Directors since January 2019; Chief Revenue Officer from July 2017 to December 2018; Senior Vice President - International, Chief Legal Officer, and Corporate Secretary from May 2016 to July 2017; Senior Vice President, General Counsel and Corporate Secretary from January 2007 to May 2016.
Sona Chawla	54	Chief Growth and Innovation Officer since January 2020; President, Kohl’s Corporation (an omnichannel retailer) from May 2018 to October 2019 and Chief Operating Officer from November 2015 to May 2018.
Elizabeth H. Connelly	57
Chief Human Resources Officer and Senior Vice President, Coworker Services since December 2018; Managing Director and Head, Commercial Bank Healthcare, Higher Education and Not-for-Profit Banking at J.P. Morgan Chase & Company (a global financial services firm) from March 2012 to December 2018.

Christina M. Corley	54
Chief Commercial and Operating Officer since January 2020; Chief Operating Officer from January 2019 to January 2020; Senior Vice President, Commercial and International Markets from July 2017 to December 2018; Senior Vice President, Corporate Sales from September 2011 to July 2017.

Albert J. Miralles	52
Senior Vice President and Chief Financial Officer since September 2021; Executive Vice President and Chief Financial Officer, CNA Financial Corporation (a commercial property and casualty insurance company) from February 2020 to September 2021; President, CNA Warranty from October 2019 to September 2021; Executive Vice President and Chief Risk Officer of the CNA Insurance Companies from January 2018 to October 2019; President, Long-Term Care of the CNA Insurance Companies from March 2014 to December 2017.

Frederick J. Kulevich	56	Senior Vice President, General Counsel and Corporate Secretary since October 2017; Vice President and Deputy General Counsel from May 2016 to October 2017; Vice President and Assistant General Counsel from May 2014 to May 2016; Senior Director, Ethics and Compliance from July 2006 to May 2014.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market since June 27, 2013 under the symbol “CDW.”
Holders
As of February 24, 2022, there were 7 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 9, 2022, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.50 per share. The dividend will be paid on March 10, 2022 to all stockholders of record as of the close of business on February 25, 2022.
We expect to continue to pay quarterly cash dividends on our common stock in the future, but such payments remain at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness. For additional information on our cash resources and needs and restrictions on our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report. For additional information on restrictions on our ability to pay dividends, see Note 9 (Debt) to the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On February 10, 2021, we announced that our Board of Directors authorized a $1.25 billion increase to our share repurchase program under which we may repurchase shares of our common stock in the open market through privately negotiated or other transactions, depending on share price, market conditions and other factors.
Information relating to the Company’s purchases of its common stock during the quarter ended December 31, 2021 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
October 1 through October 31, 2021	0.6	$182.78	0.6	$292.4
November 1 through November 30, 2021	0.6	$191.15	0.6	$182.3
December 1 through December 31, 2021	0.5	$193.61	0.5	$87.6
Total	1.7		1.7
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
Cumulative Total Shareholder Return
The information contained in this Cumulative Total Shareholder Return section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2016 through and including the market close on December 31, 2021, with the cumulative total return for the same time period of the same amount invested in the S&P 500 Index and a peer group index. Our peer group index for 2021 consists of the following companies: Accenture plc, Arrow Electronics, Inc., Avnet, Inc., Best Buy Company, Inc., CGI Group Inc., Cognizant Technology Solutions Corporation, DXC Technology Company, Flex Ltd., Genuine Parts Company, Henry Schein, Inc., Hewlett Packard Enterprise Company, Insight Enterprises, Inc., Jabil, Inc., LKQ Corporation, TD SYNNEX Corporation, W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; (vi) similar margins; (vii) comparable percentage of international sales; (viii) frequently identified as a peer by the other peer companies or Institutional Shareholder Services Inc.; or (ix) identified by the Company as a competitor.
The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Cumulative Total Shareholder Return
$500
$400
$300
$200
$100
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
CDW Corp
S&P 500 Index
CDW Peers

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
CDW Corp	$100	$135	$159	$284	$265	$416
S&P 500 Index	$100	$119	$112	$144	$168	$213
CDW Peers	$100	$117	$100	$133	$146	$196
Recent Sales of Unregistered Securities
None.

Item 6. [RESERVED]

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
Overview
CDW Corporation, a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the US, the UK and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise, hybrid and cloud capabilities across hybrid infrastructure, digital experience and security.
We are vendor, technology, and consumption model “agnostic”, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 9,900 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
On December 1, 2021, we completed the acquisition of Sirius Computer Solutions, Inc. (“Sirius”). The aggregate consideration paid, net of cash acquired, at the closing of the acquisition was approximately $2.4 billion, which is subject to the finalization of customary closing adjustments. Sirius is a leading provider of secure, mission-critical technology-based solutions and is one of the largest IT solutions integrators in the United States, leveraging its services-led approach, broad portfolio of hybrid infrastructure solutions, and deep technical expertise of its 2,600 coworkers to support corporate and public customers. This strategic acquisition will enhance our breadth and depth of services and solutions offerings.
We have three reportable segments, Corporate, Small Business and Public. Our Corporate segment primarily serves US private sector business customers with more than 250 employees. Our Small Business segment primarily serves US private sector business customers with up to 250 employees. Our Public segment is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: CDW UK and CDW Canada, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). The financial results of Sirius have been included in our Consolidated Financial Statements and the results of our Corporate, Small Business and Public segments since the date of the acquisition.
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
For a discussion of results for the year ended December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021.

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
•The global spread of the novel coronavirus (“COVID-19”) pandemic continues to create macroeconomic uncertainty, volatility and disruption, including supply constraints. The supply constraints are being caused by component availability and labor and logistical disruptions, resulting in extended lead times, unpredictability and higher costs. In 2021, customer top priorities have been digital transformation, security, hybrid and cloud solutions, client devices, and preparing for workers to return to the office and enhancing remote enablement capabilities as hybrid environments become the future work model. We have orchestrated solutions by leveraging client devices, accessories, collaboration tools, security, software and hybrid and cloud offerings to help customers build these capabilities and achieve their objectives.
•Changes in spending policies, budget priorities and funding levels, including current and future stimulus packages, are key factors influencing the purchasing levels of Government, Healthcare and Education customers. In 2021, Education customers continued to prioritize investments towards equity and access for all students and enhancing the in-classroom and hybrid experiences. In addition, Healthcare customers resumed projects that were paused during the pandemic as budget certainty improved as more patients returned to elective procedures. Government customers focused on multiyear budget planning and had contracting delays in several large contracts. As the duration and ongoing economic impacts of the COVID-19 pandemic remain uncertain, current and future budget priorities and funding levels for Government, Healthcare and Education customers may be adversely affected.
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more “as a service” offerings, including Device as a Service and managed services. Technology trends could also change as customers consider the impact of the COVID-19 pandemic on their operations.
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, Net sales growth on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, free cash flow, return on working capital, Cash and cash equivalents, net working capital, cash conversion cycle and debt levels including available credit. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve set standards and objectives.
In this section, we discuss Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis, which are non-GAAP financial measures.
We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation. For the definitions of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis and reconciliations to the most directly comparable US GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”

The results of certain key business metrics are as follows:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Net sales	$20,820.8	$18,467.5	$18,032.4
Gross profit	3,568.5	3,210.1	3,039.9
Operating income	1,419.0	1,179.2	1,133.6
Net income	988.6	788.5	736.8
Non-GAAP operating income	1,645.4	1,404.6	1,368.4
Non-GAAP net income	1,118.9	954.4	902.1
Average daily sales(1)	82.0	72.7	71.0
Net debt(2)	6,600.4	2,517.0	3,163.3
Cash conversion cycle (in days)(3)	24	17	18
(1)    There were 254 selling days for each of the years ended December 31, 2021, 2020, and 2019.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Year Ended December 31,
	2021		2020
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$20,820.8	100.0%	$18,467.5	100.0%
Cost of sales	17,252.3	82.9	15,257.4	82.6
Gross profit	3,568.5	17.1	3,210.1	17.4
Selling and administrative expenses	2,149.5	10.3	2,030.9	11.0
Operating income	1,419.0	6.8	1,179.2	6.4
Interest expense, net	(150.9)	(0.7)	(154.9)	(0.8)
Other income (expense), net	29.7	0.1	(22.0)	(0.1)
Income before income taxes	1,297.8	6.2	1,002.3	5.5
Income tax expense	(309.2)	(1.5)	(213.8)	(1.2)
Net income	$988.6	4.7%	$788.5	4.3%
Net sales
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Year Ended December 31,
	2021		2020
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$8,179.7	39.3%	$6,846.0	37.1%	$1,333.7	19.5%
Small Business	1,870.1	9.0	1,397.1	7.6	473.0	33.9
Public:
Government	2,155.6	10.4	2,978.5	16.1	(822.9)	(27.6)
Education	4,108.7	19.7	3,458.1	18.7	650.6	18.8
Healthcare	1,919.3	9.2	1,701.1	9.2	218.2	12.8
Total Public	8,183.6	39.3	8,137.7	44.0	45.9	0.6
Other	2,587.4	12.4	2,086.7	11.3	500.7	24.0
Total Net sales	$20,820.8	100.0%	$18,467.5	100.0%	$2,353.3	12.7%
(1)There were 254 selling days for both the years ended December 31, 2021 and 2020.
Total Net sales for the year ended December 31, 2021 increased $2,353 million, or 12.7%, to $20,821 million, compared to the prior year. This increase includes $197 million of Net sales from the acquisition of Sirius which closed on December 1, 2021. The Net sales impact from the acquisition of Sirius is included in our Corporate, Small Business and Public segments. Net sales growth was primarily driven by Corporate, Education and Small Business customers and the results from the UK and Canadian operations included in Other, partially offset by lower Net sales to Government customers.
Corporate segment Net sales for the year ended December 31, 2021 increased $1,334 million, or 19.5%, compared to the year ended December 31, 2020. The increase was primarily driven by hybrid work resulting in higher demand for notebooks/mobile devices, video and accessories. Additionally, Corporate customers continued to prioritize digital transformation, hybrid and cloud and security, driving growth in solutions categories, including servers and software.
Small Business segment Net sales for the year ended December 31, 2021 increased by $473 million, or 33.9%, compared to the year ended December 31, 2020. Customers continued to focus on remote enablement as Net sales growth was driven by notebooks/mobile devices, video and accessories.

Public segment Net sales for the year ended December 31, 2021 increased $46 million, or 0.6%, compared to the year ended December 31, 2020. The increase was primarily driven by growth in Education and Healthcare customers, offset by lower Net sales with Government customers. Net sales to Education customers increased 18.8% primarily driven by integrated solutions, including notebooks/mobile devices, video, accessories and services. Schools continued to prioritize equity and access to learning and investing in the interactive learning experience for both the classroom and dorm room. Net sales to Healthcare customers increased 12.8% primarily driven by desktops, software, notebooks/mobile devices, servers, video and services. Healthcare customers saw patients returning for elective procedures which increased confidence in budgets, enabling delayed projects to restart. Net sales to Government customers decreased 27.6%. Government decreased in most transactional and solutions categories primarily driven by several one-time activities in 2020 that did not reoccur in 2021, including the Census project, timebound stimulus funding and device refreshes related to large customer contracts. In addition, Government had contracting delays across certain large contracts in 2021.
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the year ended December 31, 2021 increased $501 million, or 24.0%, compared to the year ended December 31, 2020. UK and Canadian Net sales increased as a result of the economic recovery from 2020 and increased customer confidence. Customers in the UK and Canada remained focused on hybrid work and learning as Net sales growth was driven by notebooks/mobile devices, video and software. The impact of foreign currency exchange increased Other Net sales by approximately 810 basis points, primarily due to the favorable translation of the Canadian dollar and British pound to the US dollar.
Gross profit
Gross profit increased $359 million, or 11.2%, to $3,569 million for the year ended December 31, 2021, compared to $3,210 million for the year ended December 31, 2020. As a percentage of Net sales, Gross profit margin decreased 30 basis points to 17.1% for the year ended December 31, 2021. This decrease in Gross profit margin was primarily due to lower product margin and higher margin configuration services in the prior year, partially offset by an increase in the mix of net service contract revenue, primarily Software as a Service, increase in Net sales and related margins on professional services.
Selling and administrative expenses
Selling and administrative expenses increased $119 million, or 5.8%, to $2,150 million for the year ended December 31, 2021, compared to $2,031 million for the year ended December 31, 2020. The increase was primarily due to higher payroll expenses consistent with higher Gross profit, higher coworker count and higher performance-based compensation consistent with higher attainment against financial goals, and higher acquisition and integration costs, partially offset by lower intangible asset amortization and lower bad debt expense. Total coworker count was 13,924, up 3,942 from 9,982 at December 31, 2020 primarily due to an increase in customer-facing coworkers as a result of our recent acquisitions and an increase in new hires during 2021.
As a percentage of total Net sales, Selling and administrative expenses decreased 70 basis points to 10.3% for the year ended December 31, 2021, compared to 11.0% for the year ended December 31, 2020 primarily due to lower intangible asset amortization, lower bad debt expense and lower payroll expenses as a percentage of Net sales.
Operating income
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change was as follows:

	Year Ended December 31,
	2021		2020
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$697.3	8.5%	$489.5	7.2%	42.4%
Small Business	167.7	9.0	99.0	7.1	69.4
Public	606.7	7.4	678.2	8.3	(10.5)
Other(2)	115.8	4.5	65.9	3.2	75.5
Headquarters(3)	(168.5)	nm*	(153.4)	nm*	(9.7)
Total Operating income	$1,419.0	6.8%	$1,179.2	6.4%	20.3%
* Not meaningful

(1)Segment operating income includes the segment’s direct operating income, allocations for certain Headquarters’ costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Includes Headquarters’ function costs that are not allocated to the segments.
Operating income was $1,419 million for the year ended December 31, 2021, an increase of $240 million, or 20.3%, compared to $1,179 million for the year ended December 31, 2020. Operating income increased primarily due to higher Gross profit dollars, lower intangible asset amortization and lower bad debt expense, partially offset by higher payroll expenses consistent with higher Gross profit, higher coworker count, higher performance-based compensation consistent with higher attainment against financial goals, and higher acquisition and integration expenses. Total operating margin percentage increased 40 basis points to 6.8% for the year ended December 31, 2021, from 6.4% for the year ended December 31, 2020 primarily due to lower intangible asset amortization, lower bad debt expense and lower payroll as a percentage of Net sales, partially offset by lower Gross profit margin and higher acquisition and integration expenses as a percentage of Net sales.
Corporate segment Operating income was $697 million for the year ended December 31, 2021, an increase of $207 million, or 42.4%, compared to $490 million for the year ended December 31, 2020. Corporate segment Operating income increased primarily due to higher Gross profit and lower intangible asset amortization, partially offset by higher payroll expenses. Corporate segment operating margin percentage increased 130 basis points to 8.5% for the year ended December 31, 2021, from 7.2% for the year ended December 31, 2020 primarily due to lower intangible asset amortization and lower payroll expense as a percentage of Net sales.
Small Business segment Operating income was $168 million for the year ended December 31, 2021, an increase of $69 million, or 69.4%, compared to $99 million for the year ended December 31, 2020. Small Business segment Operating income increased primarily due to higher Gross profit and lower intangible asset amortization, partially offset by higher payroll expenses. Small Business segment operating margin percentage increased 190 basis points to 9.0% for the year ended December 31, 2021, from 7.1% for the year ended December 31, 2020 primarily due to lower intangible asset amortization and lower payroll expenses as a percentage of Net sales.
Public segment Operating income was $607 million for the year ended December 31, 2021, a decrease of $71 million, or 10.5%, compared to $678 million for the year ended December 31, 2020. Public segment Operating income decreased primarily due to higher payroll expenses and lower Gross profit dollars. Public segment operating margin percentage decreased 90 basis points to 7.4% for the year ended December 31, 2021, from 8.3% for the year ended December 31, 2020, primarily due to higher payroll expenses and higher margin configuration services in the prior year.
Other Operating income, which is comprised of results from our UK and Canadian operations, was $116 million for the year ended December 31, 2021, an increase of $50 million, or 75.5%, compared to $66 million for the year ended December 31, 2020. Other Operating income increased primarily due to higher Gross profit and lower bad debt expense, partially offset by higher payroll expenses. Other operating margin percentage increased 130 basis points to 4.5% for the year ended December 31, 2021, from 3.2% for the year ended December 31, 2020, primarily due to lower expenses, including payroll expenses, bad debt expense, intangible asset amortization, integration costs and other selling and administrative expenses, partially offset by lower product margin.
Interest expense, net
Interest expense, net in 2021 was $151 million, a decrease of $4 million, compared to $155 million in 2020. This decrease was primarily driven by lower effective interest rates in 2021 compared to 2020, partially offset by additional interest expense from the $2.5 billion aggregate principal amount of senior notes issued on December 1, 2021, the net proceeds of which were used to fund the acquisition of Sirius.
Other income (expense), net
During the year ended December 31, 2021, we sold all ownership interests in an equity method investment and recognized a $36 million gain. During the year ended December 31, 2020, we completed the August 2020 senior notes refinancing and recorded a $27 million Net loss on extinguishment of long-term debt.

Income tax expense
Income tax expense was $309 million in 2021, compared to $214 million in 2020. The effective income tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 23.8% and 21.3% for 2021 and 2020, respectively.
For 2021, the effective tax rate differed from the US federal statutory rate primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation. For 2020, the effective tax rate differed from the US federal statutory rate primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate, largely offset by excess tax benefits on equity-based compensation and tax benefits associated with global intangible low taxed income and nondeductible expenses.
The 2021 effective tax rate was higher than 2020 primarily due to certain tax benefits incurred in the prior year with no similar activity in the current year and a less favorable tax rate impact of excess tax benefits on equity-based compensation.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the years ended December 31, 2021 and 2020 below.
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
Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial condition that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
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
Non-GAAP operating income
Non-GAAP operating income was $1,645 million for the year ended December 31, 2021, an increase of $240 million, or 17.1%, compared to $1,405 million for the year ended December 31, 2020. As a percentage of Net sales, Non-GAAP operating income was 7.9% and 7.6% for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
(dollars in millions)	2021	2020
Operating income, as reported	$1,419.0	$1,179.2
Amortization of intangibles(1)	94.9	158.1
Equity-based compensation	72.6	42.5
Acquisition and integration expenses	54.3	4.9
Other adjustments	4.6	19.9
Non-GAAP operating income	1,645.4	1,404.6
Non-GAAP operating income margin	7.9%	7.6%

(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Non-GAAP net income
Non-GAAP net income was $1,119 million for the year ended December 31, 2021, an increase of $165 million, or 17.2%, compared to $954 million for the year ended December 31, 2020.

	Year Ended December 31, 2021			Year Ended December 31, 2020
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$1,297.8	$(309.2)	$988.6	$1,002.3	$(213.8)	$788.5
Amortization of intangibles(2)	94.9	(18.9)	76.0	158.1	(36.8)	121.3
Equity-based compensation	72.6	(42.6)	30.0	42.5	(37.0)	5.5
Acquisition and integration expenses	54.3	(10.4)	43.9	4.9	(1.2)	3.7
Gain on sale of equity method investment	(36.0)	8.5	(27.5)	—	—	—
Net loss on extinguishment of long-term debt	6.0	(1.5)	4.5	27.3	(6.8)	20.5
Other adjustments	4.6	(1.2)	3.4	19.9	(5.0)	14.9
Non-GAAP	$1,494.2	$(375.3)	$1,118.9	$1,255.0	$(300.6)	$954.4
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Net sales growth on a constant currency basis
Net sales increased $2,353 million, or 12.7%, to $20,821 million for the year ended December 31, 2021, compared to $18,468 million for the year ended December 31, 2020. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $2,207 million, or 11.9%.

	Year Ended December 31,
(dollars in millions)	2021	2020	% Change(1)
Net sales, as reported	$20,820.8	$18,467.5	12.7%
Foreign currency translation(2)	—	146.2
Net sales, on a constant currency basis	$20,820.8	$18,613.7	11.9%
(1)There were 254 selling days for both the years ended December 31, 2021 and 2020.
(2)Represents the effect of translating Net sales for the year ended December 31, 2020 of CDW UK and CDW Canada at the average exchange rates applicable in 2021.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves US private sector business customers with more than 250 employees, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers. Since the onset of the pandemic, we have experienced variability compared to historic seasonality trends. As uncertainty due to COVID-19 remains, seasonality may continue to be different than historical experience.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving loan facility. As of December 31, 2021, we had $1.0 billion of availability for borrowings under our revolving loan facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Our material contractual obligations consist of debt and related interest payments and operating leases. See Note 9 (Debt) and Note 11 (Leases) to the accompanying Consolidated Financial Statements for additional information regarding future maturities of debt and operating leases.
Long-Term Debt and Financing Arrangements
During the fourth quarter of 2021, we entered into a commitment letter for a $2.5 billion senior unsecured 364-day bridge loan facility (the “Bridge Facility”), which would have been used in the event permanent financing was not obtained on or before completing the acquisition of Sirius. In lieu of borrowing under the Bridge Facility, on December 1, 2021, we obtained permanent financing through the issuance of $1.0 billion aggregate principal amount of 2.670% Senior Notes due 2026, $500 million aggregate principal amount of 3.276% Senior Notes due 2028 and $1.0 billion aggregate principal amount of 3.569% Senior Notes due 2031. The Bridge Facility was automatically terminated upon completing the acquisition of Sirius without using the Bridge Facility.
Also during the fourth quarter of 2021, we entered into the Revolving Loan Facility, a new five-year $1.6 billion senior unsecured revolving loan facility, which replaced the senior secured asset-based revolving credit facility (the “ABL Facility”). On the same date, we also entered into the Term Loan Facility, a new five-year $1.4 billion senior unsecured term loan facility, which replaced the senior secured term loan facility.
During the first quarter of 2021, we amended, extended and increased the size of the ABL Facility, prior to its extinguishment during the fourth quarter. Simultaneously, we paid off the remaining principal amount on the variable rate CDW UK term loan by drawing on the ABL Facility.
As of December 31, 2021, we had total unsecured indebtedness of $6.9 billion. At December 31, 2021, we were in compliance with the covenants under our various credit agreements and indentures.
For additional information regarding our debt and refinancing activities, see Note 9 (Debt) to the accompanying Consolidated Financial Statements. For additional information regarding the acquisition of Sirius, see Note 3 (Acquisitions) to the accompanying Consolidated Financial Statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to obtain more favorable terms on purchases of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For additional information, see Note 7 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Share Repurchase Program
During 2021, we repurchased 8.7 million shares of our common stock for $1,500 million under the previously announced share repurchase program. For additional information, refer to Note 12 (Stockholders’ Equity) to the accompanying Consolidated Financial Statements.

Dividends
A summary of 2021 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.400	February 10, 2021	February 25, 2021	March 10, 2021
$0.400	May 5, 2021	May 25, 2021	June 10, 2021
$0.400	August 4, 2021	August 25, 2021	September 10, 2021
$0.500	November 3, 2021	November 24, 2021	December 10, 2021
$1.700
On February 9, 2022, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.500 per share. The dividend will be paid on March 10, 2022 to all stockholders of record as of the close of business on February 25, 2022.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
(dollars in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$784.6	$1,314.3

Investing activities
Capital expenditures(1)	(100.0)	(158.0)
Acquisitions of businesses, net of cash acquired	(2,705.6)	(43.0)
Proceeds from sale of equity method investment	36.0	—
Cash flows used in investing activities	(2,769.6)	(201.0)

Financing activities
Net change in accounts payable - inventory financing	(161.8)	93.0
Financing payments on revenue generating assets	(46.1)	(18.1)
Other cash flows used in financing activities	1,040.7	63.9
Cash flows provided by financing activities	832.8	138.8

Effect of exchange rate changes on cash and cash equivalents	0.1	4.1
Net (decrease) increase in cash and cash equivalents	$(1,152.1)	$1,256.2
(1) Includes expenditures for revenue generating assets

Operating Activities
Cash flows from operating activities are as follows:

	Year Ended December 31,
(dollars in millions)	2021	2020	Change
Net income	$988.6	$788.5	$200.1
Adjustments for the impact of non-cash items(1)	227.6	520.9	(293.3)
Net income adjusted for the impact of non-cash items	1,216.2	1,309.4	(93.2)
Changes in assets and liabilities:
Accounts receivable(2)	(616.8)	(226.4)	(390.4)
Merchandise inventory(3)	(151.0)	(71.4)	(79.6)
Accounts payable-trade(4)	374.5	253.7	120.8
Other(5)	(38.3)	49.0	(87.3)
Net cash provided by operating activities	$784.6	$1,314.3	$(529.7)
(1)Includes items such as depreciation and amortization, equity-based compensation expense, amortization of deferred financing costs, deferred income taxes and net loss on extinguishment of long-term debt.
(2)The change is primarily due to higher Accounts receivable balance in Public segment.
(3)The change is primarily due to higher customer-driven stocking positions in 2021.
(4)The change is primarily due to mixing out of vendors with extended payment terms in 2021 and higher inventory purchases at the end of 2020, partially offset by timing of payments at the end of 2021.
(5)The change is primarily due to higher contract liabilities in 2021, partially offset by a decrease in accrued compensation, a decrease in lease incentives and an increase in receivables from vendors in 2021.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2021	2020
Days of sales outstanding (DSO)(1)	65	57
Days of supply in inventory (DIO)(2)	17	14
Days of purchases outstanding (DPO)(3)	(58)	(54)
Cash conversion cycle	24	17
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
The cash conversion cycle increased to 24 days at December 31, 2021, compared to 17 days at December 31, 2020. DSO, DIO and DPO increased 8 days, 3 days and 4 days, respectively. The increase in DSO was primarily driven by higher Accounts receivable balance in Public segment and increased net service contract revenue, such as software as a service and warranties. The increase in net service contract revenue also results in a favorable impact on DPO. DPO further benefited from favorability in timing of payments at the end of 2021. Additionally, DIO increased due to higher customer and strategic stocking positions in 2021 relative to 2020.

Investing Activities
Net cash used in investing activities increased $2,569 million in 2021 compared to 2020. The increase was primarily due to the acquisitions of Sirius, Amplified IT LLC and Focal Point Data Risk LLC, partially offset by lower capital expenditures and proceeds from the sale of an equity method investment. For additional information regarding the acquisitions, see Note 3 (Acquisitions) to the accompanying Consolidated Financial Statements.
Financing Activities
Net cash provided by financing activities increased $694 million in 2021 compared to 2020. The increase was primarily due to the issuance of $2.5 billion aggregate principal amount of senior notes issued on December 1, 2021 which was used to fund the acquisition of Sirius and increased borrowings under our revolving credit facilities, partially offset by higher share repurchases and the mixing out of vendors with extended payment terms under our inventory financing arrangements. For additional information regarding the inventory financing and debt activities, see Note 7 (Inventory Financing Agreements) and Note 9 (Debt) to the accompanying Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations or liquidity.
Issuers and Guarantors of Debt Securities
Each series of our outstanding unsecured senior notes (the “Notes”) are issued by CDW LLC and CDW Finance Corporation (the “Issuers”) and are guaranteed by CDW Corporation (“Parent”) and certain of each CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries” and, together with Parent, the “Guarantors”). All guarantees by Parent and the Guarantors are joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Notes.
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries and
•rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future unsecured senior debt.
The following tables set forth Balance Sheet information as of December 31, 2021 and December 31, 2020, and Statement of Operations information for the years ended December 31, 2021 and 2020 for the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

	December 31,
(dollars in millions)	2021	2020
Current assets	$4,584.1	$5,161.3
Goodwill	2,373.1	2,239.1
Other assets	1,017.3	572.1
Total Non-current assets	3,390.4	2,811.2
Current liabilities	3,393.0	3,265.0
Long-term debt	6,534.6	3,856.5
Other liabilities	562.4	209.8
Total Long-term liabilities	7,097.0	4,066.3

Statements of Operations Information

	Year Ended December 31,
(dollars in millions)	2021	2020
Net sales	$17,979.4	$16,380.8
Gross profit	3,078.0	2,851.8
Operating income	1,301.9	1,113.2
Net income	921.3	738.8
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
Goodwill
Goodwill is allocated to reporting units expected to benefit from the business combination. Goodwill is subject to periodic testing for impairment at the reporting unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit.
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
If we elect to bypass the qualitative assessment, or if indicators of impairment exist, a quantitative impairment test is performed. As part of the quantitative assessment, application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of our fair value in an orderly transaction between market participants. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital, future market conditions and profitability of future business strategies. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. However, our past estimates of fair value would not have indicated an impairment when revised to include subsequent years’ actual results.
We completed our annual impairment analysis during the fourth quarter of 2021. We performed a qualitative analysis for all reporting units and concluded that it was more likely than not that the fair values of all reporting units exceeded their respective carrying values and, therefore, did not result in an impairment. In 2020, we performed a quantitative analysis of goodwill impairment and determined that no impairment existed.
Business combinations
We allocate purchase price consideration to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Determining the fair value of these assets and liabilities requires the use of significant estimates, particularly in valuing acquired intangible assets and Goodwill.
Purchased intangible assets other than goodwill are initially recognized at fair value and amortized over their useful lives. We determine the fair value of purchased intangible using an income approach on an individual asset basis. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy. The values assigned to consideration transferred, assets acquired and liabilities assumed may be adjusted during the measurement period as new information arises.
We use the multi-period excess earnings method to determine the fair value of customer relationships. This method identifies the portion of revenue expected to be generated through repeat customers existing as of the valuation date and includes an attrition rate to account for the loss of customers over time. Critical estimates utilized in valuing customer relationships include estimated forecasted future revenue and EBITDA margin growth rates, customer attrition rates and market-participant discount rates. The assumptions we apply in forecasting future revenue and customer attrition rates is based on analysis of historical data, assessment of current and anticipated market conditions, estimated growth rates, and management plans.

Recent Accounting Pronouncements
The information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures of Market Risks
Interest Rate Risk
Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior unsecured revolving loan facility and our senior unsecured term loan facility are floating and, therefore, are subject to fluctuations. In order to manage the risk associated with changes in interest rates on borrowings under our senior unsecured term loan facility, we have entered into interest rate caps to add stability to interest expense and to manage our exposure to interest rate fluctuations.
As of December 31, 2021, we have an interest rate cap agreement in effect with a notional amount of $1.3 billion. For additional information, see Note 8 (Financial Instruments) to the accompanying Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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
Auditing the Company’s contracts with customers was challenging given the significant audit effort required to analyze the Company’s various products, services and contract arrangements. For example, certain customer contracts contain multiple parties and there can be subjective judgment in assessing the Company’s role as principal or agent in the contract arrangement. For certain other customer contracts, there can be judgment in the identification of the distinct performance obligations along with the determination of the associated relative standalone selling prices.

How We Addressed the Matter in Our Audit
We obtained an understanding of the revenue process, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the relevant terms of the customer contracts, including the determination of principal versus agent, the identification of distinct performance obligations and the determination of the relative standalone selling price for separate performance obligations.
To test revenue recognition, our audit procedures included among others, examination of executed customer contracts for a sample of sales transactions, and evaluating the Company’s determination of principal versus agent, identifying products and services in the contract and assessing separate distinct performance obligations. To test management’s determination of relative standalone selling price for separate performance obligations, we performed audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing the mathematical accuracy of the underlying data and calculations and inspecting the underlying data information on a sample basis.

Accounting for the Acquisition of Sirius - Valuation of Intangible Assets
Description of the Matter
As described in Note 1 and Note 3 to the consolidated financial statements, the Company acquired Granite Parent, Inc. (also referred to as “Sirius”) for net consideration of $2.4 billion during the year ended December 31, 2021. The transaction was accounted for as a business combination and the Company preliminarily allocated $1.1 billion of the purchase price to the fair value of identified intangible assets.
Auditing the Company’s accounting for its acquisition of Sirius was complex due to the significant estimation uncertainty in the Company’s preliminary determination of the fair value of identified intangible assets of $1.1 billion, which principally consisted of customer relationships of $1,090.0 million. The significant estimation uncertainty was primarily due to the sensitivity of the fair value of customer relationships to underlying assumptions about the future performance of the acquired business and the expectations of market participant synergies on which those assumptions were based. The Company used the income approach to measure customer relationships. The significant assumptions used to estimate the value of customer relationships included the long-term growth rate, customer attrition rate and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for accounting for the acquisition. We tested the design and operating effectiveness of the Company's controls over the estimation process supporting the recognition and measurement of customer relationships. We also tested controls regarding management’s review of assumptions used in the valuation model.
To test the fair value of the Company’s customer relationships, we performed, with the assistance of our valuation specialists, audit procedures that included evaluating the Company’s selection of the valuation methodology, significant assumptions used and completeness and accuracy of the underlying data. For example, we compared the significant assumptions to historical and current industry, market and economic trends. We also tested the underlying source information used and verified the mathematical accuracy of the calculations within the valuation model.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
February 28, 2022

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$258.1	$1,410.2
Accounts receivable, net of allowance for credit losses of $20.4 and $29.6, respectively	4,499.4	3,212.6
Merchandise inventory	927.6	760.0
Miscellaneous receivables	435.5	379.5
Prepaid expenses and other	357.5	191.2
Total current assets	6,478.1	5,953.5
Operating lease right-of-use assets	155.6	130.8
Property and equipment, net	195.8	175.5
Goodwill	4,382.9	2,595.9
Other intangible assets, net	1,628.1	445.1
Other assets	358.9	43.9
Total Assets	$13,199.4	$9,344.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,114.2	$2,088.4
Accounts payable-inventory financing	448.3	524.6
Current maturities of long-term debt	102.7	70.9
Contract liabilities	402.9	243.7
Accrued expenses and other current liabilities:
Compensation	361.7	288.3
Advertising	145.5	153.4
Sales and income taxes	65.9	104.2
Other	454.8	424.8
Total current liabilities	5,096.0	3,898.3
Long-term liabilities:
Debt	6,755.8	3,856.3
Deferred income taxes	222.3	55.3
Operating lease liabilities	184.2	169.0
Other liabilities	235.4	68.7
Total long-term liabilities	7,397.7	4,149.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 134.8 and 141.9 shares outstanding, respectively	1.3	1.4
Paid-in capital	3,369.5	3,204.9
Accumulated deficit	(2,570.7)	(1,813.4)
Accumulated other comprehensive loss	(94.4)	(95.8)
Total stockholders’ equity	705.7	1,297.1
Total Liabilities and Stockholders’ Equity	$13,199.4	$9,344.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$20,820.8	$18,467.5	$18,032.4
Cost of sales	17,252.3	15,257.4	14,992.5
Gross profit	3,568.5	3,210.1	3,039.9
Selling and administrative expenses	2,149.5	2,030.9	1,906.3
Operating income	1,419.0	1,179.2	1,133.6
Interest expense, net	(150.9)	(154.9)	(159.4)
Other income (expense), net	29.7	(22.0)	(24.5)
Income before income taxes	1,297.8	1,002.3	949.7
Income tax expense	(309.2)	(213.8)	(212.9)
Net income	$988.6	$788.5	$736.8

Net income per common share:
Basic	$7.14	$5.53	$5.08
Diluted	$7.04	$5.45	$4.99

Weighted-average common shares outstanding:
Basic	138.5	142.6	145.1
Diluted	140.5	144.8	147.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$988.6	$788.5	$736.8
Other comprehensive income:
Unrealized loss from cash flow hedge, net of tax	—	(0.6)	(11.3)
Reclassification of cash flow hedge loss to net income, net of tax	2.5	6.0	1.7
Foreign currency translation, net of tax	(1.1)	16.6	22.4
Other comprehensive income	1.4	22.0	12.8
Comprehensive income	$990.0	$810.5	$749.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2018	147.7	$1.5	$2,996.9	$(1,892.6)	$(130.6)	$975.2
Net income	—	—	—	736.8	—	736.8
Equity-based compensation expense	—	—	47.7	—	—	47.7
Stock option exercises	1.3	—	34.9	—	—	34.9
Coworker Stock Purchase Plan	0.1	—	14.9	—	—	14.9
Repurchases of common stock	(6.1)	(0.1)	—	(657.1)	—	(657.2)
Dividend payments ($1.265 per share)	—	—	0.9	(184.3)	—	(183.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.4)	—	(21.4)
Unrealized loss from hedge accounting	—	—	—	—	(11.3)	(11.3)
Reclassification of cash flow hedge loss to net income	—	—	—	—	1.7	1.7
Foreign currency translation	—	—	—	—	22.4	22.4
Balance as of December 31, 2019	143.0	$1.4	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	788.5	—	788.5
Equity-based compensation expense	—	—	42.5	—	—	42.5
Stock option exercises	1.4	—	49.2	—	—	49.2
Coworker Stock Purchase Plan	0.1	—	16.8	—	—	16.8
Repurchases of common stock	(2.6)	—	—	(340.6)	—	(340.6)
Dividend payments ($1.540 per share)	—	—	1.1	(220.7)	—	(219.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(22.5)	—	(22.5)
Unrealized loss from hedge accounting	—	—	—	—	(0.6)	(0.6)
Reclassification of cash flow hedge loss to net income	—	—	—	—	6.0	6.0
Foreign currency translation	—	—	—	—	16.6	16.6
Adoption of Credit Losses ASU 2016-13	—	—	—	0.5	—	0.5
Balance as of December 31, 2020	141.9	$1.4	$3,204.9	$(1,813.4)	$(95.8)	$1,297.1
Net income	—	—	—	988.6	—	988.6
Equity-based compensation expense	—	—	72.6	—	—	72.6
Stock option exercises	1.5	—	69.9	—	—	69.9
Coworker Stock Purchase Plan	0.1	—	20.6	—	—	20.6
Repurchases of common stock	(8.7)	(0.1)	—	(1,500.3)	—	(1,500.4)
Dividend payments ($1.700 per share)	—	—	1.5	(236.3)	—	(234.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(28.5)	—	(28.5)
Reclassification of cash flow hedge loss to net income	—	—	—	—	2.5	2.5
Foreign currency translation	—	—	—	—	(1.1)	(1.1)
Adoption of Income Tax ASU 2019-12	—	—	—	19.2	—	19.2
Balance as of December 31, 2021	134.8	$1.3	$3,369.5	$(2,570.7)	$(94.4)	$705.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$988.6	$788.5	$736.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191.2	425.6	267.1
Equity-based compensation expense	72.6	42.5	48.5
Deferred income taxes	(6.7)	(20.2)	(87.9)
Provision for credit losses	(5.4)	30.9	0.8
Other	(24.1)	42.1	28.2
Changes in assets and liabilities:
Accounts receivable	(616.8)	(226.4)	(244.8)
Merchandise inventory	(151.0)	(71.4)	(153.0)
Other assets	(134.8)	18.6	(10.9)
Accounts payable-trade	374.5	253.7	194.1
Other liabilities	96.5	30.4	248.3
Net cash provided by operating activities	784.6	1,314.3	1,027.2
Cash flows used in investing activities:
Capital expenditures	(100.0)	(158.0)	(236.3)
Acquisitions of businesses, net of cash acquired	(2,705.6)	(43.0)	(95.1)
Proceeds from the sale of equity method investment	36.0	—	—
Net cash used in investing activities	(2,769.6)	(201.0)	(331.4)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	1,619.7	1,024.0	2,445.5
Repayments of borrowings under revolving credit facilities	(1,300.5)	(1,075.0)	(2,394.5)
Proceeds from issuance of long-term debt	3,917.5	1,300.0	600.0
Payments to extinguish long-term debt	(1,469.2)	(622.5)	(539.0)
Payments of debt financing fees	(38.1)	(16.2)	(9.5)
Net change in accounts payable-inventory financing	(161.8)	93.0	(1.3)
Financing payments for revenue generating assets	(46.1)	(18.1)	—
Repurchases of common stock	(1,500.4)	(340.6)	(657.2)
Proceeds from stock option exercises	69.9	49.2	34.9
Payment of incentive compensation plan withholding taxes	(28.5)	(22.5)	(21.4)
Dividend payments	(234.8)	(219.6)	(183.4)
Other	5.1	(12.9)	(23.9)
Net cash provided by (used in) financing activities	832.8	138.8	(749.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	4.1	2.2
Net (decrease) increase in cash and cash equivalents	(1,152.1)	1,256.2	(51.8)
Cash and cash equivalents – beginning of period	1,410.2	154.0	205.8
Cash and cash equivalents – end of period	$258.1	$1,410.2	$154.0
Supplementary disclosure of cash flow information:
Interest paid	$(134.3)	$(139.4)	$(154.2)
Income taxes paid, net	$(351.0)	$(245.6)	$(272.2)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the United States (“US”), the United Kingdom (“UK”) and Canada. The Company’s broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise, hybrid and cloud capabilities across hybrid infrastructure, digital experience and security.
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
Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (“SEC”). The Company’s Consolidated Financial Statements are based on a fiscal year ended December 31.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.
On October 15, 2021, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to acquire all issued and outstanding equity interests in Granite Parent, Inc., the parent company of Sirius Computer Solutions, Inc. (“Sirius”), for a base purchase price of $2.5 billion in cash, subject to customary closing adjustments. On December 1, 2021, the Company completed its acquisition of Sirius. The Company included the financial results of Sirius in its Consolidated Financial Statements from the date of the acquisition. For additional information on the acquisition of Sirius, refer to Note 3 (Acquisitions).
Reclassifications
Certain prior period amounts included in the Financing activities of the Consolidated Statements of Cash Flows have been reclassified to conform with the current period presentation.
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
Except as noted within Note 2 (Recent Accounting Pronouncements) for the adoption of Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, there have been no changes to the Company’s significant accounting policies and estimates during the year ended December 31, 2021.

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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company estimates an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate or gross domestic product growth rate. The Company has typically observed a higher loss-rate experience with customers in pools associated with the Company’s Corporate and Small Business segments, as compared to the pools associated with the Public segment.
The Company occasionally may transfer certain accounts receivable, without recourse, to third-party financial companies as a method to accelerate cash collections and reduce the Company’s credit exposure. Under these agreements, the Company may transfer certain accounts receivable in exchange for cash less a discount, as defined by the agreements. The Company’s ability to sell receivables is dependent on the financial institutions’ willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of the third-party financing company’s payment. During the years ended December 31, 2021 and 2020, the Company sold approximately $139 million and $83 million, respectively, of accounts receivable.
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
Miscellaneous Receivables
Miscellaneous receivables primarily consist of amounts due from vendors. The Company receives incentives from vendors related to cooperative advertising, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written vendor agreements with specified performance requirements and are generally recorded as adjustments to Cost of sales or Merchandise inventory, depending on the nature of the incentive.
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
Goodwill
The Company performs an evaluation of goodwill at the reporting unit level, utilizing either a qualitative or quantitative impairment test. A qualitative assessment is performed at least on an annual basis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs a quantitative impairment test for each reporting unit every three years, or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of December 1. The Company’s reporting units included in the assessment of potential goodwill impairment are the same as its operating segments.
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
The Company recognizes revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. The Company’s products can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically allow for the Company to recognize revenue when the product reaches the customer’s location.
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
In some instances, the customer agrees to buy the product from the Company but requests delivery at a later date, commonly known as bill-and-hold arrangements. For these transactions, the Company deems that control passes to the customer when the product is ready for delivery. The Company views products ready for delivery when the customer has a signed agreement, significant risk and rewards for the products and the ability to direct the assets, and the products have been set aside specifically for the customer, cannot be redirected to another customer and for customer orders that include configuration services, when such services have been completed.
The Company’s vendor partners warrant most of the products the Company sells. These manufacturer warranties are assurance-type warranties and are not considered separate performance obligations. The warranties are not sold separately and only provide assurance that products will conform with the manufacturer’s specifications. In some transactions, a third party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. The Company considers these warranties to be separate performance obligations from the underlying product. For extended warranties, the Company is arranging for those services to be provided by the third party and therefore is acting as an agent in the transaction and records revenue on a net basis at the point of sale.
The Company sells cloud computing solutions which include Infrastructure as a Service (“IaaS”). IaaS solutions utilize third-party partners to enable customers to access data center functionality in a cloud-based solution, including storage, computing and networking. The Company recognizes revenue for cloud computing solutions for arrangements with one-time invoicing to the customer at the time of invoice on a net basis as the Company is acting as an agent in the transaction. For monthly subscription-based arrangements, the Company is acting as an agent in the transaction and recognizes revenue as it invoices the customer for its monthly usage on a net basis.
Revenue Recognition for Software
Revenues from most software license sales are recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. The value of the product is primarily the accompanying support delivered by a third party and therefore the Company is acting as an agent in these transactions and recognizes them on a net basis at the point the associated software license is delivered to the customer. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a net basis at the point the related software license is delivered to the customer. For additional information regarding the accounting for bundled arrangements, see “Revenue Recognition for Bundled Arrangements” below.
The Company sells cloud computing solutions which include Software as a Service (“SaaS”). SaaS solutions utilize third-party partners to offer the Company’s customers access to software in the cloud that enhances office productivity, provides security or assists in collaboration. The Company recognizes revenue for cloud computing solutions for arrangements with one-time invoicing to the customer at the time of invoice on a net basis as the Company is acting as an agent in the transaction. For monthly subscription-based arrangements, the Company is acting as an agent in the transaction and recognizes revenue as it invoices the customer for its monthly usage on a net basis.
The Company’s customers are offered the opportunity by certain of its vendors to purchase software licenses and software assurance under enterprise agreements (“EAs”). For most EA transactions, the Company’s obligation to the customer is that of a distributor or sales agent of the services, where all obligations for providing the services to customers are passed to the Company’s vendors. The Company’s performance obligations are satisfied at the time of the sale. In other EA transactions, the Company is responsible for fulfilling the promised services to the customer and providing remedy or refund for work if the customer is not satisfied with the delivered services, has inventory risk in the arrangement and has full control to set the price for the customer. With most EAs, the Company’s vendors will transfer the license and invoice the customer directly, paying resellers an agency fee or commission on these sales. The Company records these fees as a component of Net sales as earned and there is no corresponding Cost of sales amount.
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
Revenues from the sale of data center services, such as managed and remote managed services, server co-location, internet connectivity and data backup and storage provided by the Company, are recognized over the period the service is provided. Most hosting and managed service obligations are based on the quantity and pricing parameters established in the agreement. As the customer receives the benefit of the service each month, the Company recognizes the respective revenue on a gross basis as the Company is acting as a principal in the transaction. Additionally, the Company’s managed services team provides project support to customers that are billed on a fixed fee basis. The Company is acting as the principal in the transaction and recognizes revenue on a gross basis based on the total number of hours incurred for the period over the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.
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
Freight Costs
The Company records freight billed to its customers as Net sales and the related freight costs as Cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records the freight costs as Cost of sales. The Company’s typical shipping terms result in shipping being performed before the customer obtains control of the product. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.
Other
The nature of the Company’s contracts give rise to variable consideration in the form of volume rebates and sales returns and allowances, which are estimated at contract inception. The Company estimates variable consideration at the most likely amount to which it is expected to be entitled. This estimated amount is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of the Company’s anticipated performance and all information that is reasonably available. At the time of sale, the Company records a liability for estimated sales returns and allowances and an associated right of return asset. The Company also records a provision for volume rebates based on the evaluation of contract terms and historical experience.
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
Trade accounts receivable are recorded at the point of sale (or in accordance with the Statement of Work for services) for the total amount payable by the customer to the Company for sale of goods and services. Taxes to be collected from the customer as part of the sale are included in Accounts receivable.
Any incremental direct costs of obtaining a contract, primarily sales commissions, are deferred on the Consolidated Balance Sheets and amortized over the period of contract performance.
The Company generally does not enter into long-term contracts. The Company has elected to use the practical expedient for its performance obligations table to include only those contracts that are longer than 12 months at the time of contract inception and those contracts that are non-cancelable. Additionally, for certain governmental contracts where there are annual renewals, the Company has excluded these contracts since there is only a one-year legal obligation. Typically, the only contracts that are longer than 12 months in duration are related to the Company’s managed services business.
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
Advertising
Advertising costs are generally charged to expense in the period incurred and are recorded in Selling and administrative expenses in the Consolidated Statements of Operations. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company classifies vendor consideration as a reduction to Cost of sales. During the years ended December 31, 2021, 2020 and 2019, the Company had advertising costs of $199 million, $191 million and $193 million, respectively.
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
Foreign Currency Translation
The Company’s reporting currency is the US dollar. The functional currency of the Company’s international operating subsidiaries is generally the same as the corresponding local currency. Assets and liabilities of the international operating subsidiaries are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of the international operating subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as Accumulated other comprehensive loss, which is reflected as a separate component of Stockholders’ equity.
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
2.     Recent Accounting Pronouncements
Accounting for Contract Assets and Contract Liabilities
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to recognize contract liabilities and contract assets acquired in a business combination to be recognized in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”) as if the acquirer had originated the contracts, subject to certain considerations. As a result, the recognition and measurement of those contract liabilities and contract assets will likely be comparable to the acquiree’s book value under Topic 606. This ASU is effective for the Company beginning in the first quarter of 2023 and allows for early adoption upon issuance. The Company early adopted this standard, and the impact of adoption was not significant to the Company’s Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Accounting for Income Taxes
On January 1, 2021, the Company adopted and applied ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Topic 740”) in accordance with the applicable transition methods. Among the various updates, the Company adopted the accounting for ownership changes when transitioning from equity method to consolidation on a modified retrospective basis, which resulted in a $19 million adjustment to retained earnings as of January 1, 2021 for the cumulative effect of derecognizing the deferred tax liability related to the UK acquisition. The adoption of the remaining components of Topic 740 did not have an impact to the Company’s Consolidated Financial Statements.
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
3.     Acquisitions
Sirius
On December 1, 2021, the Company completed its previously announced acquisition of all issued and outstanding equity interests of Sirius, as described within Note 1 (Description of Business and Summary of Significant Accounting Policies). The aggregate consideration paid, net of cash acquired, at the closing of the acquisition was approximately $2.4 billion, which is subject to the finalization of customary closing adjustments. Transaction costs related to the acquisition were $35 million, which are included in Selling and administrative expenses for the year ended December 31, 2021. The Company used the net proceeds from the issuance of the $2.5 billion aggregate principal amount of senior unsecured notes to finance the acquisition and related transaction costs. For additional information on the issuance of the senior notes, see Note 9 (Debt).
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
Following the close of the acquisition, the Company issued a mix of cash and equity-based retention awards to certain Sirius coworkers, which vest over a required service period and will be recorded as expense over the required service period. The results of operations of Sirius are included in the consolidated financial statements of the Company beginning on the acquisition date. These amounts are presented within the Corporate, Small Business and Public reportable segments. For the year ended December 31, 2021, the Company’s consolidated financial statements included $197 million of net sales and $9 million of net income from the results of operations of Sirius.
The acquisition of Sirius has been accounted for as a business combination. The Company is currently assessing the identification and measurement of the assets acquired and liabilities assumed as of the date of the acquisition. As the values of certain of these assets and liabilities are preliminary, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within twelve months following the close of the acquisition. When valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in adjustments to the preliminary fair value of the net identifiable assets acquired and goodwill.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The preliminary purchase price allocation is as follows:

Acquisition-Date Fair Value
Cash and cash equivalents	$52.8
Accounts receivable	646.1
Intangible assets, net	1,140.5
Goodwill	1,572.4
Other assets	444.6
Total assets acquired	3,856.4
Accounts payable-trade	643.8
Debt	170.1
Deferred tax liabilities	208.6
Other liabilities	415.6
Total liabilities assumed	1,438.1
Total preliminary purchase price	$2,418.3
The Company used the income approach to value the intangible assets, consisting of acquired customer relationships and trade name. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy. Significant inputs used to value these intangible assets include projection of all future cash flows, long-term growth rates, customer attrition rates, discount rates, royalty rates and applicable income tax rates. The excess purchase price recorded to goodwill primarily represents the future economic benefits the Company expects to achieve as a result of combining operations and Sirius’ workforce.
The amount of goodwill expected to be deductible for income tax purposes is estimated to be $160 million. The Company has preliminarily allocated the goodwill to the reportable segments. For additional information on goodwill allocation, see Note 6 (Goodwill and Other Intangible Assets).
The table below summarizes the preliminary estimated fair value of identifiable intangible assets acquired.

	Useful Lives (Years)	Acquisition-Date Fair Value
Customer relationships	12	$1,090.0
Trade name	3	50.5
		$1,140.5
The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Sirius had been consummated on January 1, 2020. The pro forma adjustments are based on historical results of operations and financial condition of the Company and Sirius and do not include any anticipated synergies or other expected benefits of the acquisition. The unaudited pro forma financial information is not necessarily indicative of the actual consolidated results of operations had the acquisition actually consummated on January 1, 2020, nor are they indicative of future consolidated results of operations of the combined company.

	Year Ended December 31,
	2021	2020
Pro forma net sales	$22,793.0	$20,659.0
Pro forma net income	$977.4	$771.1
The pro forma adjustments include, among other things:
•Estimated impact to conform Sirius’ classification to the Company’s financial statement presentation.
•Estimated amortization expense of intangible assets acquired.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
•Estimated compensation expense for the cash and equity retention awards.
•Interest expense for the additional indebtedness incurred to fund the acquisition.
•Transaction costs that have been incurred in connection with the acquisition.
Focal Point Data Risk LLC and certain affiliates (“Focal Point”)
On July 30, 2021, the Company completed the acquisition of Focal Point through a purchase of all issued and outstanding equity interests. Focal Point is a leading US-based cybersecurity services firm that brings a team skilled in identity and access management as well as the ability to serve customers across the full cybersecurity landscape. This strategic acquisition expands the Company’s services and capabilities to help customers address risks posed by malicious cyber threats and cyber workforce shortages, while helping customers navigate shifting data protection laws. The acquisition of Focal Point was not material to the Company’s results of operations and financial condition. The financial results of Focal Point have been included in the Company’s Consolidated Financial Statements since the date of the acquisition. These amounts are presented within the Public reportable segment and are insignificant during the year ended December 31, 2021. The purchase price allocation is preliminary and subject to customary closing adjustments and revision as additional information about fair value of assets and liabilities become available. Preliminarily, the Company recorded $36 million of intangible assets related to customer relationships.
Amplified IT LLC (“Amplified IT”)
On March 15, 2021, the Company completed the acquisition of Amplified IT through a purchase of all issued and outstanding membership interests. Amplified IT is a Google Premium education partner and leading provider of Google Cloud services, solutions and software for education partners. This strategic acquisition expands the Company’s services and solutions capabilities to help schools leverage technology to achieve greater educational outcomes. The acquisition of Amplified IT was not material to the Company’s results of operations and financial condition. The financial results of Amplified IT have been included in the Company’s Consolidated Financial Statements since the date of the acquisition. These amounts are presented within the Public reportable segment and are insignificant during the year ended December 31, 2021. The purchase price allocation is preliminary and subject to customary closing adjustments and revision as additional information about fair value of assets and liabilities become available. Preliminarily, the Company recorded approximately $88 million of intangible assets, which primarily consisted of customer relationships.
4.     Accounts Receivable and Contract Balances
Accounts Receivable
The timing of revenue recognition may differ from the time of billing to customers. Accounts receivable presented on the Consolidated Balance Sheets represent an unconditional right to consideration, which includes unbilled receivables. Unbilled receivables represent revenues that are not currently billable where payment is unconditional and solely subject to the passage of time. These items are expected to be billed and collected in the normal course of business. The balance of the Company’s accounts receivable is classified as current for amounts expected to be collected within twelve months and noncurrent for amounts to be collected beyond twelve months. The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	December 31,
	2021	2020
Accounts receivable, current	$4,499.4	$3,212.6
Accounts receivable, noncurrent	197.4	—
Total accounts receivable	$4,696.8	$3,212.6
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Accounts receivable increased during the year ended December 31, 2021 primarily due to the acquisition of Sirius. For additional information on the acquisition of Sirius, refer to Note 3 (Acquisitions).
The Company recognizes an allowance for credit losses at inception and reassesses quarterly on a pool basis based on expected collectability. The following table details the changes in the allowance for credit losses related to accounts receivable:

Balance as of December 31, 2019	$7.9
Increase to provision for credit losses	30.9
Write-offs charged against the allowance for credit losses	(10.8)
Other	1.6
Balance as of December 31, 2020	29.6
Decrease to provision for credit losses	(5.4)
Write-offs charged against the allowance for credit losses	(5.0)
Other	1.2
Balance as of December 31, 2021	$20.4
During the year ended December 31, 2021, the Company recognized a $5 million decrease to the provision within the Corporate and Public segments. While the overall impact and duration of the COVID-19 pandemic remains uncertain, the Company has observed improved collections for certain pools throughout the year 2021 and loss rates across certain pools are approaching pre-pandemic levels. The Company’s estimates and assumptions may continue to evolve as conditions change.
Contract Balances
Contract assets and liabilities represent the difference in the timing of revenue recognition from receipt of cash from customers. Contract assets represent revenue recognized on performance obligations satisfied or partially satisfied for which the Company has no unconditional right to consideration. Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. The following table details information about the Company’s contract balances recognized on the Consolidated Balance Sheets:

	December 31,
	2021	2020
Contract assets(1)	$134.7	$39.1
Contract liabilities(2)(3)	$423.3	$255.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $20 million and $12 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
(3)For the years ended December 31, 2021 and 2020, the Company recognized revenue of $171 million and $203 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
Contract assets and contract liabilities increased $96 million and $168 million, respectively, primarily due to the acquisition of Sirius.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For additional information regarding the Company’s performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of December 31, 2021 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$57.2	$26.3	$7.5	$2.8
5.     Property and Equipment
Property and equipment consist of the following:

		December 31,
	Useful Lives (Years)	2021	2020
Computer and data processing equipment	3 - 5	$162.1	$126.5
Building and leasehold improvements	5 - 25	151.3	126.8
Machinery and equipment	5 - 10	44.4	43.3
Computer software	3 - 5	32.9	22.9
Furniture and fixtures	5 - 10	31.0	21.2
Land	-*	27.7	27.7
Construction in progress	-*	12.0	50.8
Property and equipment, gross		461.4	419.2
Less: accumulated depreciation		(265.6)	(243.7)
Property and equipment, net		$195.8	$175.5
*Asset is not depreciated.
During 2021, 2020 and 2019, the Company recorded disposals of $20 million, $54 million and $3 million, respectively, to derecognize Property and equipment that were no longer in use.
Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $42 million, $213 million and $41 million, respectively.
6.     Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2019(2)	$1,090.6	$185.9	$929.6	$346.9	$2,553.0
IGNW, Inc. acquisition	33.0	—	—	—	33.0
Foreign currency translation	—	—	—	9.9	9.9
Balances as of December 31, 2020(2)	1,123.6	185.9	929.6	356.8	2,595.9
Amplified IT acquisition(3)	—	—	133.8	—	133.8
Focal Point acquisition(3)	—	—	82.7	—	82.7
Sirius acquisition(3)	900.6	80.2	591.6	—	1,572.4
Other acquisition adjustments	0.2	—	—	—	0.2
Foreign currency translation	—	—	—	(2.1)	(2.1)
Balances as of December 31, 2021(2)	$2,024.4	$266.1	$1,737.7	$354.7	$4,382.9
(1)Other is comprised of CDW UK and CDW Canada operating segments.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(2)Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively, recorded in 2008 and 2009.
(3)For additional information regarding the Company’s acquisitions, see Note 3 (Acquisitions).
Other Intangible Assets
A summary of intangible assets is as follows:

December 31, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 - 14	$3,330.9	$(1,987.8)	$1,343.1
Trade name	1 - 20	472.7	(302.0)	170.7
Internally developed software	3 - 5	352.0	(239.8)	112.2
Other	1 - 10	2.5	(0.4)	2.1
Total		$4,158.1	$(2,530.0)	$1,628.1

December 31, 2020
Customer relationships	3 - 14	$2,131.5	$(1,927.9)	$203.6
Trade name	1 - 20	422.8	(280.1)	142.7
Internally developed software	3 - 5	280.6	(186.0)	94.6
Other	1 - 10	9.6	(5.4)	4.2
Total		$2,844.5	$(2,399.4)	$445.1
During the years ended December 31, 2021, 2020 and 2019, the Company recorded disposals of $2 million, $25 million and $11 million, respectively, to remove fully amortized intangible assets that were no longer in use.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded amortization expense related to intangible assets of $149 million, $212 million and $219 million, respectively.
Estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,	Estimated Future Amortization Expense
2022	$218.7
2023	197.9
2024	178.1
2025	149.9
2026	147.9
Thereafter	735.6
Total future amortization expense	$1,628.1

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
Amounts included in accounts payable-inventory financing are as follows:

	December 31,
	2021	2020
Revolving Loan inventory financing agreement(1)	$310.1	$470.1
Other inventory financing agreements	138.2	54.5
Accounts payable-inventory financing	$448.3	$524.6
(1)The revolving credit facilities include an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary.
8.     Financial Instruments
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk.
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which three-month London Interbank Offered Rate (“LIBOR”) exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During 2021, the Company did not enter into new interest rate cap agreements.
As of December 31, 2021 and December 31, 2020, the Company had interest rate cap agreements with a fair value of less than $1 million which were classified within Other assets on the Consolidated Balance Sheets. The total notional value of the interest rate cap agreements was $1.3 billion and $1.4 billion as of December 31, 2021 and December 31, 2020, respectively, of which $100 million matured on December 31, 2021 and $1.3 billion will mature on December 31, 2022.
The fair value of the Company’s interest rate cap agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider. For additional information, see Note 9 (Debt).
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The following tables provide the activity in AOCL, net of tax, for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Change in fair value recorded to AOCL	$—	$(0.6)	$(11.3)
Reclassification from AOCL to Interest expense, net	$2.5	$6.0	$1.7
The Company expects to reclassify $5 million from Accumulated other comprehensive loss into Interest expense, net during the next 12 months.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
9.     Debt

		As of December 31, 2021		As of December 31, 2020
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$316.4	Variable	$—

Term Loans
CDW UK term loan	March 2021	—%	—	1.445%	56.0
Senior unsecured term loan facility	December 2026	Variable	1,420.0	—%	—
Senior secured term loan facility	December 2021	—%	—	1.900%	1,423.4
Total term loans			1,420.0		1,479.4

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Senior notes due 2026	December 2026	2.670%	1,000.0	—%	—
Senior notes due 2028	December 2028	3.276%	500.0	—%	—
Senior notes due 2031	December 2031	3.569%	1,000.0	—%	—
Total unsecured senior notes			4,975.0		2,475.0

Receivable financing liability			179.5		—
Other long-term obligations			13.6		—
Unamortized deferred financing fees			(46.0)		(27.2)
Current maturities of long-term debt			(102.7)		(70.9)
Total long-term debt			$6,755.8		$3,856.3
As of December 31, 2021, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin, where the margin is based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of December 31, 2021, the Company could have borrowed up to an additional $1.0 billion under the Revolving Loan Facility. As of December 31, 2021, the Revolving Loan Facility had less than $1 million of undrawn letters of credit and $296 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate, which has effectively been capped through the use of interest rate caps. The interest rate is based on LIBOR plus a margin, where the margin is determined by the Company’s senior unsecured credit rating. The Company is required to pay quarterly principal installments of $9 million in 2022 and of $18 million in 2023 and thereafter, with the remaining principal amount due at the maturity date.
Unsecured Senior Notes
The senior notes have a fixed interest rate, which is paid semi-annually.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Receivable Financing
The majority of the receivable financing liabilities were assumed in connection with the acquisition of Sirius, which had a balance of $160 million as of December 31, 2021. Such amounts relate to pre-acquisition transfers of certain accounts receivable to third-party financing companies that did not qualify as a sale under the terms of the agreement. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled.
Debt Issuances and Extinguishments
In connection with the execution of the Purchase Agreement to acquire Sirius, on October 15, 2021, the Company entered into a commitment letter for a $2.5 billion senior unsecured 364-day bridge loan facility (“Bridge Facility”), which would have been used in the event permanent financing was not obtained on or before completing the acquisition of Sirius. In lieu of borrowing under the Bridge Facility, on December 1, 2021, the Company obtained permanent financing through the issuance of $1.0 billion aggregate principal amount of 2.670% Senior Notes due 2026, $500 million aggregate principal amount of 3.276% Senior Notes due 2028 and $1.0 billion aggregate principal amount of 3.569% Senior Notes due 2031. Interest on each note is payable semi-annually on June 1 and December 1 of each year, and payments commence on June 1, 2022. The net proceeds from the issuance were used to fund the Sirius acquisition and related transaction costs. The Bridge Facility was automatically terminated upon completing the acquisition of Sirius without using the Bridge Facility.
Also on December 1, 2021, the Company entered into the Revolving Loan Facility, a new five-year $1.6 billion senior unsecured revolving loan facility. The Revolving Loan Facility replaced the senior secured asset-based revolving credit facility (the “ABL Facility”). On the same date, the Company also entered into the Term Loan Facility, a new five-year $1.4 billion senior unsecured term loan facility. The Term Loan Facility replaced the senior secured term loan facility. The net loss recognized on extinguishment of the senior secured facilities was insignificant for the year ended December 31, 2021.
On March 26, 2021, the Company amended, extended and increased the size of the ABL Facility, prior to its extinguishment on December 1, 2021. On the same day, the Company early extinguished the remaining principal amount on the CDW UK term loan by drawing on the ABL Facility. The net loss recognized on extinguishment of CDW UK term loan was insignificant for the year ended December 31, 2021.
On August 13, 2020, the Company completed the issuance of $700 million aggregate principal amount of 3.250% Senior Notes due 2029 at par (“2029 Senior Notes”). Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, and payments commenced on February 15, 2021. The net proceeds from the issuance were primarily used to redeem all of the remaining $600 million aggregate principal amount of the 5.000% Senior Notes due September 2025 at a redemption price of 103.75% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption, to pay fees and expenses related to the issuance and redemption, and for general corporate purposes.
On April 21, 2020, the Company completed the issuance of $600 million aggregate principal amount of 4.125% Senior Notes due 2025 at par (“2025 Senior Notes”). Interest on the 2025 Senior Notes is payable semi-annually on May 1 and November 1 of each year, and payments commenced on November 1, 2020.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Total Debt Maturities
A summary of total debt maturities is as follows:

Years ending December 31,	Debt Maturities
2022	$102.7
2023	131.0
2024	689.3
2025	693.4
2026	2,488.1
Thereafter	2,800.0
Total debt maturities	$6,904.5
Fair Value
The fair values of the Senior Notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets. The fair value of the Term Loan was estimated using dealer quotes for identical liabilities in markets that are not considered active. The Senior Notes and Term Loan were classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan approximates fair value.
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	December 31,
	2021	2020
Fair value	$6,996.0	$4,077.9
Carrying value	6,904.5	3,954.4
10.     Income Taxes
Income before income taxes was taxed under the following jurisdictions:

	Year Ended December 31,
	2021	2020	2019
Domestic	$1,186.7	$934.3	$854.1
Foreign	111.1	68.0	95.6
Total	$1,297.8	$1,002.3	$949.7
Components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$235.6	$166.5	$224.7
State	52.9	49.2	56.1
Foreign	27.4	18.3	20
Total current	315.9	234.0	300.8
Deferred:
Domestic	(8.7)	(18.8)	(83.0)
Foreign	2.0	(1.4)	(4.9)
Total deferred	(6.7)	(20.2)	(87.9)
Income tax expense	$309.2	$213.8	$212.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate was as follows:

	Year Ended December 31,
	2021		2020		2019
Statutory federal income tax rate	$272.5	21.0%	$210.5	21.0%	$199.4	21.0%
State taxes, net of federal effect	50.3	3.9	36.0	3.6	35.4	3.7
Excess tax benefit of equity awards	(30.1)	(2.3)	(28.8)	(2.9)	(26.8)	(2.8)
Tax on foreign earnings	1.7	0.1	1.0	0.1	2.1	0.2
Effect of tax law changes	4.8	0.4	(6.8)	(0.7)	—	—
Other	10.0	0.7	1.9	0.2	2.8	0.3
Effective tax rate	$309.2	23.8%	$213.8	21.3%	$212.9	22.4%
The tax effect of temporary differences that give rise to net deferred income tax liabilities is presented below. Reclassifications have been made to conform to current year presentation.

	December 31,
	2021	2020
Deferred tax assets:
Contract liabilities	$45.3	$13.2
Equity compensation plans	22.7	20.1
Net operating loss and credit carryforwards, net	28.9	22.9
Payroll and benefits	37.6	21.8
Operating lease liabilities	51.6	47.5
Accounts receivable	18.0	26.0
Other	20.5	15.9
Total deferred tax assets	224.6	167.4

Deferred tax liabilities:
Acquisition-related intangibles	322.2	76.5
Property and equipment	47.6	39.9
International investments	—	19.2
Operating lease right-of-use assets	35.6	32.5
Other	26.5	23.3
Total deferred tax liabilities	431.9	191.4
Deferred tax asset valuation allowance	17.0	16.9
Net deferred tax liabilities	$224.3	$40.9
The Company has income tax net operating losses and other carryforwards of $39 million that do not expire and state and international tax credit carryforwards of $20 million, which expire at various dates from 2026 through 2027.
The Company is indefinitely reinvested in its UK business, and therefore will not provide for any US deferred taxes on the earnings of the UK business. The Company is not permanently reinvested in its Canadian business and therefore has recognized deferred tax liabilities of $2 million as of December 31, 2021 related to Canada withholding taxes on earnings of its Canadian business.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Changes in the Company’s unrecognized tax benefits as of December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Balance as of January 1	$18.3	$17.7	$15.1
Additions for tax positions related to current year	0.1	0.1	2.6
Additions for tax positions related to prior year	—	0.5	—
Balance as of December 31	$18.4	$18.3	$17.7
As of December 31, 2021, the Company had $18 million of unrecognized tax benefits that, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net income. The impact of recognizing these tax benefits, net of the federal income tax benefit related to unrecognized state income tax benefits, would be approximately $15 million.
11.     Leases
The Company has operating leases primarily for real estate, data centers and equipment. Remaining lease terms range from 1 to 15 years.
Supplemental Consolidated Balance Sheets information related to the Company’s operating leases is as follows:

		December 31,
Classification on the Consolidated Balance Sheets		2021	2020
Assets
	Operating lease right-of-use assets	$155.6	$130.8

Liabilities
Current	Accrued expenses and other current liabilities - Other	$31.7	$25.6
Long-term	Long-term operating lease liabilities	184.2	169.0
Total lease liabilities		$215.9	$194.6

		December 31,
Lease term and discount rate		2021	2020
Weighted average remaining lease term (years)		9.0	10.3
Weighted average discount rate		3.81%	3.98%
Operating lease expense for the years ended December 31, 2021, 2020 and 2019 was $50 million, $53 million and $93 million, respectively.
Maturities of operating lease liabilities are as follows:

December 31, 2021
2022	$39.4
2023	34.3
2024	28.9
2025	27.4
2026	24.1
Thereafter	106.3
Total lease payments	$260.4
Less: Interest	(44.5)
Present value of lease liabilities	$215.9

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35.9	$35.8	$88.0
Right-of-use assets obtained in exchange for lease obligations
Operating leases(1)	$49.8	$26.7	$110.2
(1)In 2021, primarily includes right-of-use assets acquired as a result of the Sirius acquisition.
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
During 2021, the Company repurchased 8.7 million shares of its common stock for $1,500 million. These repurchases occurred under the programs announced on February 7, 2019 and February 10, 2021 by which the Company’s Board of Directors authorized an increase to the Company’s share repurchase program by $1.0 billion and $1.25 billion, respectively. As of December 31, 2021, the Company has $88 million remaining under this program.
13.     Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2021	2020	2019
Equity-based compensation expense	$72.6	$42.5	$48.5
Income tax benefit(1)	(12.2)	(7.7)	(9.8)
Equity-based compensation expense, net of tax	$60.4	$34.8	$38.7
(1)Represents equity-based compensation tax expense at the statutory tax rates. Excess tax benefits associated with equity awards are excluded from this disclosure and separately disclosed in Note 10 (Income Taxes).
The total unrecognized compensation cost related to non-vested awards was $111 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of 2.1 years.
2021 Long-Term Incentive Plan
During May 2021, the Company adopted the 2021 Long-Term Incentive Plan (“2021 LTIP”), which replaced the former 2013 Long-Term Incentive Plan in connection with the issuance of new equity awards (“2013 LTIP” and, together with the 2021 LTIP, the “LTIPs”). The 2021 LTIP provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The 2021 LTIP allows the Company to grant 6.6 million new shares of the Company’s common stock in addition to the number of shares that remained available for issuance under the 2013 LTIP, and undelivered shares subject to outstanding awards granted under the 2013 LTIP that become available for future awards under the 2021 LTIP. As of December 31, 2021, 8.1 million shares were available for issuance under the 2021 LTIP. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Stock Options
The exercise price of a stock option granted is equal to the fair value of the underlying stock on the date of the grant. Stock options granted under the LTIPs have a contractual term of ten years and generally vest ratably over three years. To estimate the fair value of options granted, the Company uses the Black-Scholes option pricing model. The weighted-average assumptions used to value the stock options granted were as follows:

	Year Ended December 31,
	2021	2020	2019
Grant date fair value	$40.83	$20.46	$19.26
Volatility (1)	30.00%	25.50%	20.00%
Risk-free rate (2)	0.93%	0.51%	2.53%
Expected dividend yield	1.03%	1.52%	1.23%
Expected term (in years) (3)	5.6	6.0	6.0
(1)Based upon an assessment of the two-year and five-year historical and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.
(2)Based on a composite US Treasury rate.
(3)Based on contractual term length and on historical experience of both exercised and unexercised options.
Stock option activity for the year ended December 31, 2021 was as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,965,452	$73.71
Granted	545,359	156.30
Forfeited/Expired	(58,446)	109.68
Exercised(1)	(1,097,099)	63.76
Outstanding at December 31, 2021	3,355,266	$89.76	6.66	$385.9

Vested and exercisable at December 31, 2021	1,959,076	$66.97	5.45	$270.0
Expected to vest after December 31, 2021	1,377,326	$121.56	8.35	$114.6
(1)The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $117 million, $94 million and $83 million, respectively.
Restricted Stock Units (“RSUs”)
Restricted stock units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. RSUs granted under the LTIPs vest either ratably over three years or cliff-vest at the end of three years. The fair value of RSUs is equal to the closing price of the Company’s common stock on date of grant.
RSU activity for the year ended December 31, 2021 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021	92,436	$107.88
Granted (1)	373,530	172.96
Vested (2)	(20,340)	101.06
Forfeited	(8,102)	160.90
Non-vested at December 31, 2021	437,524	$163.82

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(1)The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $172.96, $112.55 and $103.24, respectively.
(2)The aggregate fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $2 million, $12 million and $4 million, respectively.
Performance Share Units (“PSUs”)
Performance share units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. PSUs granted under the LTIPs cliff-vest at the end of three years. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period.
PSU activity for the year ended December 31, 2021 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021	421,164	$102.07
Granted (1)	147,133	154.37
Attainment adjustment (2)	163,807	73.68
Vested (3)	(324,323)	86.17
Forfeited	(20,577)	105.34
Non-vested at December 31, 2021	387,204	$123.05
(1)The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2021, 2020 and 2019 was $154.37, $102.96 and $101.33, respectively.
(2)During the year ended December 31, 2021, the attainment on PSUs vested at December 31, 2020 was adjusted to reflect actual performance.
(3)The aggregate fair value of PSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $28 million, $24 million and $18 million, respectively.
14.     Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Year Ended December 31,
	2021	2020	2019
Basic weighted-average shares outstanding	138.5	142.6	145.1
Effect of dilutive securities (1)	2.0	2.2	2.7
Diluted weighted-average shares outstanding (2)	140.5	144.8	147.8
(1)    The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan (“CSPP”) units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)    There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2021, 2020 and 2019, respectively, as their inclusion would have had an anti-dilutive effect.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
15.     Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit-sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the US. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2021, 2020 and 2019, the amounts expensed for these plans were $46 million, $28 million and $38 million, respectively.
CSPP
The Company has a CSPP that provides the opportunity for eligible coworkers to acquire shares of the Company’s common stock at a 5% discount from the closing market price on the final day of the offering period. There is no compensation expense associated with the CSPP.
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
As of December 31, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
A subsidiary of the Company received a Civil Investigative Demand dated September 20, 2021 from the Department of Justice (“DOJ”) in connection with a False Claims Act Investigation. The DOJ has requested information related to teaming agreements with OEMs. The Company is cooperating with the request and, given the early stage of the matter, the Company is currently unable to assess the probability of any outcome or the range of possible loss, if any.
17.     Segment Information
The Company’s segment information reflects the way the chief operating decision maker uses internal reporting to evaluate business performance, allocate resources and manage operations.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The segment information presented below includes the results of operations from Sirius since its acquisition on December 1, 2021.
Selected Segment Financial Information
Information about the Company’s segments for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
2021:
Net sales	$8,179.7	$1,870.1	$8,183.6	$2,587.4	$—	$20,820.8
Operating income (loss)	697.3	167.7	606.7	115.8	(168.5)	1,419.0
Depreciation and amortization expense	(22.9)	(4.1)	(57.2)	(34.4)	(72.6)	(191.2)

2020:
Net sales	$6,846.0	$1,397.1	$8,137.7	$2,086.7	$—	$18,467.5
Operating income (loss)	489.5	99.0	678.2	65.9	(153.4)	1,179.2
Depreciation and amortization expense	(73.2)	(18.3)	(229.7)	(32.5)	(71.9)	(425.6)

2019:
Net sales	$7,499.0	$1,510.3	$6,864.8	$2,158.3	$—	$18,032.4
Operating income (loss)	585.1	107.5	475.0	101.6	(135.6)	1,133.6
Depreciation and amortization expense	(86.9)	(22.5)	(56.3)	(31.2)	(70.2)	(267.1)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
    Geographic Areas and Revenue Mix

	Year Ended December 31, 2021
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$8,165.4	$1,870.1	$8,183.6	$19.7	$18,238.8
Rest of World	14.3	—	—	2,567.7	2,582.0
Total Net sales	8,179.7	1,870.1	8,183.6	2,587.4	20,820.8

Major Product and Services
Hardware	6,427.9	1,587.9	6,827.1	1,926.7	16,769.6
Software	1,172.4	211.0	1,017.3	401.7	2,802.4
Services	510.1	49.1	321.5	245.4	1,126.1
Other(2)	69.3	22.1	17.7	13.6	122.7
Total Net sales	8,179.7	1,870.1	8,183.6	2,587.4	20,820.8

Sales by Channel
Corporate	8,179.7	—	—	—	8,179.7
Small Business	—	1,870.1	—	—	1,870.1
Government	—	—	2,155.6	—	2,155.6
Education	—	—	4,108.7	—	4,108.7
Healthcare	—	—	1,919.3	—	1,919.3
Other	—	—	—	2,587.4	2,587.4
Total Net sales	8,179.7	1,870.1	8,183.6	2,587.4	20,820.8

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	7,332.3	1,734.7	7,634.3	2,288.7	18,990.0
Transferred at a point in time where CDW is agent	517.5	112.3	336.6	83.2	1,049.6
Transferred over time where CDW is principal	329.9	23.1	212.7	215.5	781.2
Total Net sales	$8,179.7	$1,870.1	$8,183.6	$2,587.4	$20,820.8
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Year Ended December 31, 2019
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$7,485.7	$1,510.3	$6,864.8	$32.5	$15,893.3
Rest of World	13.3	—	—	2,125.8	2,139.1
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Major Product and Services
Hardware	5,963.7	1,264.7	5,624.9	1,628.9	14,482.2
Software	1,069.2	196.0	1,019.6	300.2	2,585.0
Services	395.8	28.5	199.0	217.6	840.9
Other(2)	70.3	21.1	21.3	11.6	124.3
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Sales by Channel
Corporate	7,499.0	—	—	—	7,499.0
Small Business	—	1,510.3	—	—	1,510.3
Government	—	—	2,519.3	—	2,519.3
Education	—	—	2,411.6	—	2,411.6
Healthcare	—	—	1,933.9	—	1,933.9
Other	—	—	—	2,158.3	2,158.3
Total Net sales	7,499.0	1,510.3	6,864.8	2,158.3	18,032.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	6,818.7	1,423.1	6,410.2	1,900.6	16,552.6
Transferred at a point in time where CDW is agent	446.1	80.0	248.5	59.6	834.2
Transferred over time where CDW is principal	234.2	7.2	206.1	198.1	645.6
Total Net sales	$7,499.0	$1,510.3	$6,864.8	$2,158.3	$18,032.4
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the years ended December 31, 2021, 2020 and 2019. Categories are based upon internal classifications.

	Year Ended December 31,
	2021		2020		2019
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$6,659.4	32.0%	$5,486.2	29.7%	$4,344.9	24.1%
Netcomm Products	1,950.9	9.4	1,955.0	10.6	2,189.1	12.1
Desktops	1,203.6	5.8	1,132.4	6.1	1,547.3	8.6
Video	1,605.0	7.7	1,190.8	6.4	1,272.9	7.1
Enterprise and Data Storage (Including Drives)	992.1	4.8	947.4	5.1	1,147.6	6.4
Other Hardware	4,358.6	20.9	4,121.6	22.3	3,980.4	22.1
Total Hardware	16,769.6	80.6	14,833.4	80.2	14,482.2	80.4

Software(1)	2,802.4	13.5	2,581.0	14.0	2,585.0	14.3
Services(1)	1,126.1	5.4	913.9	4.9	840.9	4.7
Other(2)	122.7	0.5	139.2	0.9	124.3	0.6
Total Net sales	$20,820.8	100.0%	$18,467.5	100.0%	$18,032.4	100.0%
(1)Certain software and services revenues are recorded on a net basis for accounting purposes. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2021, 2020 and 2019
(dollars in millions)

Allowance for credit losses:	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year Ended December 31, 2021	$29.6	$(5.4)	$(3.8)	$20.4
Year Ended December 31, 2020	7.9	30.9	(9.2)	29.6
Year Ended December 31, 2019	7.0	2.2	(1.3)	7.9
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
As permitted by the Securities and Exchange Commission guidance for newly acquired businesses, management excluded its assessment of internal control over financial reporting for Sirius Computer Solutions, Inc., which was acquired on December 1, 2021 and accounts for approximately 30% of consolidated total assets and 1% of consolidated net sales as of and for the year ended December 31, 2021.
Based on its assessment, which excluded an internal control assessment of Sirius Computer Solutions, Inc., management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation and subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CDW Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sirius Computer Solutions, Inc., which is included in the 2021 consolidated financial statements of the Company and constituted 30% of total assets as of December 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sirius Computer Solutions, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (2) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
See Part I - “Information about our Executive Officers” for the biographical information of our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders on May 19, 2022 (“2022 Proxy Statement”), which we will file with the SEC on or before April 30, 2022.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2022 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules
The following documents are filed as part of this report:
(1)Consolidated Financial Statements:
(2)Financial Statement Schedules:

Page

Schedule II – Valuation and Qualifying Accounts	80
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.
(b)Exhibits

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of October 15, 2021, by and between Sirius Computer Solutions Holdco, LP and CDW LLC previously filed as Exhibit 2.1 with CDW Corporation’s Form 8-K filed on October 18, 2021 and incorporated herein by reference.

3.1	Sixth Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form 8-K filed on May 21, 2021 and incorporated herein by reference.

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 8-K filed on December 23, 2019 and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.4	Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.5	Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.6	Amended and Restated By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 10-Q filed on May 8, 2015 and incorporated herein by reference.

3.7	Articles of Organization of CDW Technologies LLC, previously filed as Exhibit 3.7 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.8	Operating Agreement of CDW Technologies LLC, previously filed as Exhibit 3.8 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

Exhibit Number	Description
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

3.13	Articles of Organization of CDW Logistics LLC, previously filed as Exhibit 3.13 with CDW Corporation’s Form 10-K filed on February 28, 2020 and incorporated herein by reference.

3.14	Limited Liability Company Agreement of CDW Logistics LLC, previously filed as Exhibit 3.14 with CDW Corporation’s Form 10-K filed on February 28, 2020 and incorporated herein by reference.

3.15
Articles of Organization of Amplified IT LLC, previously filed as Exhibit 3.15 with CDW Corporation’s Post-Effective Amendment No. 1 to Form S-3 filed on November 23, 2021 and incorporated herein by reference.

3.16
Operating Agreement of Amplified IT LLC, previously filed as Exhibit 3.15 with CDW Corporation’s Post-Effective Amendment No. 1 to Form S-3 filed on November 23, 2021 and incorporated herein by reference.

4.1*	Description of CDW Corporation’s Common Stock.

4.2	Specimen Common Stock Certificate, previously filed as Exhibit 4.1 with CDW Corporation’s Amendment No. 3 to Form S-1 filed on June 25, 2013 and incorporated herein by reference.

4.3
Base Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.1 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.4
First Supplemental Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.5	Form of 5.5% Senior Note (included as Exhibit A to Exhibit 4.4), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on December 1, 2014 and incorporated herein by reference.

4.6
Fourth Supplemental Indenture, dated as of September 26, 2019, by and among the CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on September 26, 2019 and incorporated herein by reference.

4.7	Form of 4.250% Senior Note (included as Exhibit A to Exhibit 4.6) previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on September 26, 2019 and incorporated herein by reference.

4.8
Fifth Supplemental Indenture, dated as of April 21, 2020, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on April 21, 2020 and incorporated herein by reference.

4.9	Form of 4.125% Senior Note (included as Exhibit A to Exhibit 4.8), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on April 21, 2020 and incorporated herein by reference.

4.10
Sixth Supplemental Indenture, dated as of August 13, 2020, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on August 13, 2020 and incorporated herein by reference.

Exhibit Number	Description
4.11	Form of 3.25% Senior Note (included as Exhibit A to Exhibit 4.10), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on August 13, 2020 and incorporated herein by reference.

4.12
Seventh Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.13	Form of 2.670% Senior Note (included as Exhibit A to Exhibit 4.12) previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.14
Eighth Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association, previously filed as Exhibit 4.4 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.15	Form of 3.276% Senior Note (included as Exhibit A to Exhibit 4.14) previously filed as Exhibit 4.5 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.16
Ninth Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association, previously filed as Exhibit 4.6 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.17	Form of 3.569% Senior Note (included as Exhibit A to Exhibit 4.16) previously filed as Exhibit 4.7 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

10.1
Credit Agreement, dated as of December 1, 2021, by and among CDW LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the joint lead arrangers, joint bookrunners, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on December 2, 2021 and incorporated herein by reference.

10.2
Revolving Credit Agreement, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Holdings Limited, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Commercial Distribution Finance, LLC, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-syndication agents and co-documentation agents party thereto, previously filed as Exhibit 10.2 with CDW Corporation’s Form 8-K filed on December 2, 2021 and incorporated herein by reference.

10.3§
Compensation Protection Agreement, effective as of January 1, 2020, by and among CDW Corporation, CDW LLC and Christine A. Leahy, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on March 11, 2019 and incorporated herein by reference.

10.4§
Form of Compensation Protection Agreement (executive officers other than Christine A. Leahy), previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on November 3, 2021 and incorporated herein by reference.

10.5§
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

10.7§
Form of Indemnification Agreement by and between CDW Corporation and its directors and executive officers, previously filed as Exhibit 10.32 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 and incorporated herein by reference.

10.8§
CDW Corporation Senior Management Incentive Plan, as Amended and Restated Effective January 1, 2020, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on August 5, 2020 and incorporated herein by reference.

10.9§	CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 19, 2016 and incorporated herein by reference.

Exhibit Number	Description

10.10§	CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 19, 2021 and incorporated herein by reference.

10.11§
CDW Corporation Coworker Stock Purchase Plan (As Amended and Restated, Effective May 20, 2021), previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on August 4, 2021 and incorporated herein by reference.

10.12§
Form of Stock Option Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.13§
Form of Stock Option Agreement (other than executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

10.14§*	Form of Stock Option Agreement (executive officers) under the CDW Corporation 2021 Long-Term Incentive Plan.

10.15§
Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on May 5, 2021 and incorporated herein by reference.

10.16§
Form of Performance Share Unit Award Agreement (other than executive officers) under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.24 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

10.17§*	Form of Performance Share Unit Award Agreement (executive officers) under the CDW Corporation 2021 Long-Term Incentive Plan.

10.18§
Form of Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.20 with CDW Corporation’s Form 10-K filed on February 28, 2020 and incorporated herein by reference.

10.19§*	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan.

10.20§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on May 6, 2020 and incorporated herein by reference.

10.21§
Form of Non-Executive Chair Retainer Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on May 6, 2020 and incorporated herein by reference.

10.22§	CDW LLC Nonqualified Deferred Compensation Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on August 4, 2021 and incorporated herein by reference.

10.23§*	CDW Director Deferred Compensation Plan.

10.24§
Letter Agreement, dated as of February 12, 2018 by and between CDW Limited and Collin B. Kebo, previously filed as Exhibit 10.28 with CDW Corporation’s Form 10-K filed on March 1, 2018 and incorporated herein by reference.

10.25§
Letter of Understanding, dated as of September 29, 2021, by and among CDW Corporation, CDW LLC and Collin B. Kebo, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on November 3, 2021 and incorporated herein by reference.

21.1*	List of subsidiaries.

22.1*	List of Issuer and Guarantor subsidiaries.

23.1*	Consent of Ernst & Young LLP.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CDW CORPORATION

Date:	February 28, 2022	By:	/s/ Christine A. Leahy
Christine A. Leahy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christine A. Leahy	President and Chief Executive Officer (principal executive officer) and Director	February 28, 2022
Christine A. Leahy

/s/ Albert J. Miralles	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2022
Albert J. Miralles

/s/ Ilaria Mocciaro	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 28, 2022
Ilaria Mocciaro

/s/ David W. Nelms	Non-Executive Chairman of the Board	February 28, 2022
David W. Nelms

/s/ Virginia C. Addicott	Director	February 28, 2022
Virginia C. Addicott

/s/ James A. Bell	Director	February 28, 2022
James A. Bell

/s/ Lynda M. Clarizio	Director	February 28, 2022
Lynda M. Clarizio

/s/ Paul J. Finnegan	Director	February 28, 2022
Paul J. Finnegan

/s/ Anthony R. Foxx	Director	February 28, 2022
Anthony R. Foxx

/s/ Sanjay Mehrotra	Director	February 28, 2022
Sanjay Mehrotra

/s/ Joseph R. Swedish	Director	February 28, 2022
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 28, 2022
Donna F. Zarcone