Form 10-Q
period 2022-03-31
CDW Corp
filed 2022-05-04
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 29, 2022, there were 135,115,720 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)
	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$386.9	$258.1
Accounts receivable, net of allowance for credit losses of $22.0 and $20.4, respectively	4,613.5	4,499.4
Merchandise inventory	1,054.6	927.6
Miscellaneous receivables	449.8	435.5
Prepaid expenses and other	366.0	357.5
Total current assets	6,870.8	6,478.1
Operating lease right-of-use assets	164.0	155.6
Property and equipment, net	195.6	195.8
Goodwill	4,376.5	4,382.9
Other intangible assets, net	1,584.6	1,628.1
Other assets	322.3	358.9
Total Assets	$13,513.8	$13,199.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,198.3	$3,114.2
Accounts payable-inventory financing	564.9	448.3
Current maturities of long-term debt	83.9	102.7
Contract liabilities	443.8	402.9
Accrued expenses and other current liabilities:
Compensation	371.9	361.7
Advertising	162.1	145.5
Sales and income taxes	132.7	65.9
Other	507.0	454.8
Total current liabilities	5,464.6	5,096.0
Long-term liabilities:
Debt	6,514.8	6,755.8
Deferred income taxes	219.3	222.3
Operating lease liabilities	190.6	184.2
Other liabilities	231.4	235.4
Total long-term liabilities	7,156.1	7,397.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 135.1 and 134.8 shares outstanding, respectively	1.4	1.3
Paid-in capital	3,403.7	3,369.5
Accumulated deficit	(2,408.9)	(2,570.7)
Accumulated other comprehensive loss	(103.1)	(94.4)
Total stockholders’ equity	893.1	$705.7
Total Liabilities and Stockholders’ Equity	$13,513.8	$13,199.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per-share amounts) (unaudited)
	Three Months Ended March 31,
	2022	2021
Net sales	$5,949.1	$4,837.5
Cost of sales	4,845.0	4,042.3
Gross profit	1,104.1	795.2
Selling and administrative expenses	717.2	471.8
Operating income	386.9	323.4
Interest expense, net	(56.0)	(35.6)
Other (expense) income, net	(0.5)	1.1
Income before income taxes	330.4	288.9
Income tax expense	(80.2)	(56.3)
Net income	$250.2	$232.6

Net income per common share:
Basic	$1.85	$1.65
Diluted	$1.83	$1.63

Weighted-average common shares outstanding:
Basic	134.9	141.1
Diluted	136.7	143.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2022	2021
Net income	$250.2	$232.6
Other comprehensive income:
Unrealized gain from cash flow hedge, net of tax	0.4	—
Reclassification of cash flow hedge loss to net income, net of tax	0.8	0.4
Foreign currency translation, net of tax	(9.9)	6.3
Other comprehensive income (loss)	(8.7)	6.7
Comprehensive income	$241.5	$239.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$250.2	$232.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.4	45.2
Equity-based compensation expense	21.1	15.8
Deferred income taxes	(5.0)	(3.5)
Provision for credit losses	1.7	(1.3)
Other	4.8	2.6
Changes in assets and liabilities:
Accounts receivable	(125.0)	(15.7)
Merchandise inventory	(130.3)	15.4
Other assets	24.3	(35.8)
Accounts payable-trade	87.8	(37.2)
Other liabilities	179.8	126.5
Net cash provided by operating activities	380.8	344.6
Cash flows from investing activities:
Capital expenditures	(41.3)	(20.7)
Acquisitions of businesses, net of cash acquired	—	(212.9)
Net cash used in investing activities	(41.3)	(233.6)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	702.3	56.5
Repayments of borrowings under revolving credit facility	(895.2)	—
Repayments of long-term debt	(35.5)	(3.7)
Repayments of receivable financing liability	(28.7)	(1.1)
Payments to extinguish long-term debt	—	(56.5)
Net change in accounts payable-inventory financing	126.7	(180.3)
Financing payments for revenue generating assets	—	(42.9)
Repurchases of common stock	—	(358.4)
Proceeds from stock option exercises	8.3	37.7
Payment of incentive compensation plan withholding taxes	(20.4)	(27.8)
Dividend payments	(67.5)	(56.5)
Other	1.9	(10.5)
Net cash used in financing activities	(208.1)	(643.5)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	0.9
Net increase (decrease) in cash and cash equivalents	128.8	(531.6)
Cash and cash equivalents—beginning of period	258.1	1,410.2
Cash and cash equivalents—end of period	$386.9	$878.6
Supplementary disclosure of cash flow information:
Interest paid	$(17.5)	$(19.2)
Income taxes paid, net	$(11.5)	$(10.1)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions) (unaudited)
	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2021	134.8	$1.3	$3,369.5	$(2,570.7)	$(94.4)	$705.7
Net income	—	—	—	250.2	—	250.2
Equity-based compensation expense	—	—	21.1	—	—	21.1
Stock option exercises	0.3	0.1	8.2	—	—	8.3
Coworker Stock Purchase Plan	—	—	4.4	—	—	4.4
Dividends paid ($0.50 per share)	—	—	0.5	(68.0)	—	(67.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(20.4)	—	(20.4)
Unrealized gain from hedge accounting	—	—	—	—	0.4	0.4
Reclassification of hedge accounting loss to net income	—	—	—	—	0.8	0.8
Foreign currency translation	—	—	—	—	(9.9)	(9.9)
Balance as of March 31, 2022	135.1	$1.4	$3,403.7	$(2,408.9)	$(103.1)	$893.1

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2020	141.9	$1.4	$3,204.9	$(1,813.4)	$(95.8)	$1,297.1
Net income	—	—	—	232.6	—	232.6
Equity-based compensation expense	—	—	15.8	—	—	15.8
Stock option exercises	0.9	—	37.7	—	—	37.7
Coworker Stock Purchase Plan	—	—	3.9	—	—	3.9
Repurchases of common stock	(2.4)	—	—	(358.4)	—	(358.4)
Dividends paid ($0.40 per share)	—	—	0.3	(56.8)	—	(56.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(27.8)	—	(27.8)
Reclassification of hedge accounting loss to net income	—	—	—	—	0.4	0.4
Foreign currency translation	—	—	—	—	6.3	6.3
Impact of adoption of Topic 740	—	—	—	19.2	—	19.2
Balance as of March 31, 2021	140.4	$1.4	$3,262.6	$(2,004.6)	$(89.1)	$1,170.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

1.    Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the United States (“US”), the United Kingdom (“UK”) and Canada. The Company’s broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience and security.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “December 31, 2021 Consolidated Financial Statements”). The significant accounting policies and estimates used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2021 Consolidated Financial Statements.
On December 1, 2021, the Company completed its acquisition of all issued and outstanding equity interests in Granite Parent, Inc., the parent company of Sirius Computer Solutions, Inc. (“Sirius”), a leading provider of secure, mission-critical technology-based solutions and one of the largest IT solutions integrators in the United States. The Company included the financial results of Sirius in its Consolidated Financial Statements from the date of the acquisition.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
2.    Recent Accounting Pronouncements
The Company did not adopt any material new accounting standards during the three months ended March 31, 2022. In addition, there are no new accounting standards not yet adopted that would be material to the Company’s Consolidated Financial Statements.
3.    Acquisitions
Sirius
On December 1, 2021, the Company completed its acquisition of Sirius for an aggregate consideration paid, net of cash acquired, of approximately $2.4 billion, subject to the finalization of customary closing adjustments. The purchase price allocation is preliminary and is subject to change during the measurement period, which is not to exceed 12 months from the close of the acquisition. During the three months ended March 31, 2022, there have been no significant adjustments to the preliminary purchase price allocation from those disclosed in the Company’s December 31, 2021 Consolidated Financial Statements. At this time, the Company is in the process of finalizing the purchase price allocation, which includes finalizing the valuation assumptions for customer relationships, such as customer attrition rate, as well as the allocation of goodwill across the reporting units.
Focal Point Data Risk LLC and certain affiliates (“Focal Point”)
On July 30, 2021, the Company completed its acquisition of Focal Point through a purchase of all issued and outstanding equity interests. The purchase price allocation is preliminary and subject to customary closing adjustments and revision as additional information about fair value of assets and liabilities become available. There have been no adjustments to the preliminary purchase price allocation disclosed in the Company’s December 31, 2021 Consolidated Financial Statements.
Amplified IT LLC (“Amplified IT”)
On March 15, 2021, the Company completed its acquisition of Amplified IT through a purchase of all issued and outstanding membership interests. The purchase price allocation was final as of March 31, 2022. There were no adjustments to the preliminary purchase price allocation disclosed in the Company’s December 31, 2021 Consolidated Financial Statements.
4.    Accounts Receivable and Contract Balances
Accounts Receivable
The timing of revenue recognition may differ from the time of billing to customers. Accounts receivable presented on the Consolidated Balance Sheets represent an unconditional right to consideration, which includes unbilled receivables. Unbilled receivables represent revenues that are not currently billable but payment is unconditional and solely subject to the passage of time. These items are expected to be billed and collected in the normal course of business. The balance of the Company’s accounts receivable is classified as current for amounts expected to be collected within 12 months and noncurrent for amounts to be collected beyond 12 months. The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Accounts receivable, current(1)	$4,613.5	$4,499.4
Accounts receivable, noncurrent(2)	167.4	197.4
Total accounts receivable	$4,780.9	$4,696.8
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

	March 31, 2022	December 31, 2021
Contract assets(1)	$120.8	$134.7
Contract liabilities(2)(3)	$465.8	$423.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $22 million and $20 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.
(3)During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $156 million and $97 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of March 31, 2022 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$65.3	$22.5	$7.5	$2.5
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
Amounts included in Accounts payable-inventory financing are as follows:

	March 31, 2022	December 31, 2021
Revolving Loan inventory financing agreement(1)	$418.8	$310.1
Other inventory financing agreements	146.1	138.2
Accounts payable-inventory financing	$564.9	$448.3
(1)The revolving credit facility includes an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary.
6.    Financial Instruments
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company uses derivative financial instruments to manage its exposure to interest rate risk. For additional information, see Note 7 (Debt).
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which the three-month London Interbank Offered Rate (“LIBOR”) exceeds the strike rates of the caps during the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
agreement period in exchange for an upfront premium. During the three months ended March 31, 2022, the Company did not enter into new interest rate cap agreements.
As of March 31, 2022 and December 31, 2021, the Company had interest rate cap agreements with a fair value of less than $1 million, which were classified within Other assets on the Consolidated Balance Sheets. The total notional amount of the interest rate cap agreements was $1.3 billion as of March 31, 2022 and December 31, 2021, which mature on December 31, 2022.
The fair values of the Company’s interest rate cap agreements are classified as Level 2 in the fair value hierarchy. The valuation of the interest rate cap agreements is derived by using a discounted cash flow analysis on the expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. This analysis reflects the contractual terms of the interest rate cap agreements, including the period to maturity, and uses observable market-based inputs, including LIBOR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider.
The interest rate cap agreements are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The following table provides the activity in AOCL, net of tax, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Change in fair value recorded to AOCL	$0.4	$—
Reclassification from AOCL to Interest expense, net	$0.8	$0.4
The Company expects to reclassify $3 million from AOCL to earnings within Interest expense, net within the next 12 months.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
7.    Debt

		As of March 31, 2022		As of December 31, 2021
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$119.6	Variable	$316.4

Term Loan
Senior unsecured term loan facility	December 2026	Variable	1,384.5	Variable	1,420.0

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Senior notes due 2026	December 2026	2.670%	1,000.0	2.670%	1,000.0
Senior notes due 2028	December 2028	3.276%	500.0	3.276%	500.0
Senior notes due 2031	December 2031	3.569%	1,000.0	3.569%	1,000.0
Total unsecured senior notes			4,975.0		4,975.0

Receivable financing liability			152.1		179.5
Other long-term obligations			11.5		13.6
Unamortized deferred financing fees			(44.0)		(46.0)
Current maturities of long-term debt			(83.9)		(102.7)
Total long-term debt			$6,514.8		$6,755.8
As of March 31, 2022, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin, where the margin is based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of March 31, 2022, the Company could have borrowed up to an additional $1.0 billion under the Revolving Loan Facility. As of March 31, 2022, the Revolving Loan Facility had less than $1 million of undrawn letters of credit and $437 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate, which has effectively been capped through the use of interest rate caps. The interest rate is based on LIBOR plus a margin, where the margin is determined by the Company’s senior unsecured credit rating. During the three months ended March 31, 2022, the Company prepaid its 2022 quarterly principal installments for a total of $36 million. The Company is required to pay quarterly principal installments of $18 million in 2023 and thereafter, with the remaining principal amount due at the maturity date.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Receivable Financing
As a result of the Sirius acquisition, the Company assumed liabilities related to receivable financing. Such amounts relate to certain accounts receivable transferred to third-party financial companies that did not qualify as a sale under the terms of the agreements. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the three months ended March 31, 2022.
Fair Value
The fair values of the unsecured senior notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets. The fair value of the Term Loan Facility was estimated using dealer quotes for identical liabilities in markets that are not considered active. The unsecured senior notes and Term Loan Facility were classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan Facility approximates fair value.
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	March 31, 2022	December 31, 2021
Fair value	$6,406.6	$6,996.0
Carrying value	6,642.7	6,904.5
8.    Income Taxes
Income tax expense was $80 million and $56 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 24.3% and 19.5% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the three months ended March 31, 2021 differed from the US federal statutory rate of 21.0% primarily due to excess tax benefits on equity-based compensation, partially offset by state and local income taxes.
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2022	2021
Basic weighted-average shares outstanding	134.9	141.1
Effect of dilutive securities(1)	1.8	2.0
Diluted weighted-average shares outstanding(2)	136.7	143.1
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2022 and 2021 as their inclusion would have had an anti-dilutive effect.

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
As of March 31, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
A subsidiary of the Company received a Civil Investigative Demand dated September 20, 2021 from the Department of Justice (“DOJ”) in connection with a False Claims Act investigation. The DOJ has requested information related to teaming agreements with original equipment manufacturers (“OEMs”). The Company is cooperating with the request and, given the early stage of the matter, the Company is currently unable to assess the probability of any outcome or the range of possible loss, if any.
11.    Segment Information
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
Information about the Company’s segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2022
Net sales	$2,627.6	$524.0	$2,033.0	$764.5	$—	$5,949.1
Operating income (loss)	210.0	46.7	141.8	36.7	(48.3)	386.9
Depreciation and amortization expense	(25.0)	(1.4)	(16.3)	(8.4)	(20.3)	(71.4)

Three Months Ended March 31, 2021
Net sales	$1,805.6	$432.7	$1,921.7	$677.5	$—	$4,837.5
Operating income (loss)	161.4	42.8	136.7	27.7	(45.2)	323.4
Depreciation and amortization expense	(4.0)	(0.8)	(13.4)	(8.6)	(18.4)	(45.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2022
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,616.8	$524.0	$2,033.0	$4.6	$5,178.4
Rest of World	10.8	—	—	759.9	770.7
Total Net sales	2,627.6	524.0	2,033.0	764.5	5,949.1

Major Product and Services
Hardware	1,983.6	443.5	1,646.3	608.7	4,682.1
Software	399.8	59.8	253.2	85.6	798.4
Services	225.3	15.1	129.2	67.9	437.5
Other(2)	18.9	5.6	4.3	2.3	31.1
Total Net sales	2,627.6	524.0	2,033.0	764.5	5,949.1

Sales by Channel
Corporate	2,627.6	—	—	—	2,627.6
Small Business	—	524.0	—	—	524.0
Government	—	—	543.9	—	543.9
Education	—	—	902.8	—	902.8
Healthcare	—	—	586.3	—	586.3
Other	—	—	—	764.5	764.5
Total Net sales	2,627.6	524.0	2,033.0	764.5	5,949.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	2,291.2	480.0	1,840.3	677.1	5,288.6
Transferred at a point in time where CDW is agent	180.6	34.3	96.3	29.5	340.7
Transferred over time where CDW is principal	155.8	9.7	96.4	57.9	319.8
Total Net sales	$2,627.6	$524.0	$2,033.0	$764.5	$5,949.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three months ended March 31, 2022 and 2021. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2022		2021
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,713.8	28.8%	$1,591.8	32.9%
Netcomm Products	486.4	8.2	454.7	9.4
Desktops	337.5	5.7	265.3	5.5
Video	485.9	8.2	326.2	6.7
Enterprise and Data Storage (Including Drives)	353.7	5.9	259.9	5.4
Other Hardware	1,304.8	21.9	1,067.3	22.1
Total Hardware	4,682.1	78.7	3,965.2	82.0

Software(1)	798.4	13.4	610.0	12.6
Services(1)	437.5	7.4	233.7	4.8
Other(2)	31.1	0.5	28.6	0.6
Total Net sales	$5,949.1	100.0%	$4,837.5	100.0%
(1)Certain software and services revenues are recorded on a net basis as the Company is acting as an agent in the transaction. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
Overview
CDW Corporation, a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to small, medium and large business, government, education and healthcare customers in the US, the UK and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience and security.
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
On December 1, 2021, we completed the acquisition of Sirius Computer Solutions, Inc. (“Sirius”). The aggregate consideration paid, net of cash acquired, at the closing of the acquisition was approximately $2.4 billion, which is subject to the finalization of customary closing adjustments. Sirius is a leading provider of secure, mission-critical technology-based solutions and is one of the largest IT solutions integrators in the United States, leveraging its services-led approach, broad portfolio of hybrid infrastructure solutions, and deep technical expertise of its 2,600 coworkers to support corporate and public customers. This strategic acquisition enhances our breadth and depth of services and solutions offerings.
We have three reportable segments, Corporate, Small Business and Public. Our Corporate segment primarily serves US private sector business customers with more than 250 employees. Our Small Business segment primarily serves US private sector business customers with up to 250 employees. Our Public segment is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: CDW UK and CDW Canada, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). The financial results of Sirius have been included in our Consolidated Financial Statements beginning on the acquisition date. These amounts are presented within the Corporate, Small Business and Public reportable segments.
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
•General economic conditions are a key factor affecting our results as they impact our customers’ willingness to spend on information technology. The global spread of the coronavirus (“COVID-19”) pandemic, including resurgences and the emergence of new variants, and most recently the ongoing military conflict between Russia and Ukraine, continues to create macroeconomic uncertainty. This may continue manifesting itself through inflation, rising interest rates, business volatility and disruption, including supply constraints. The supply constraints are being caused by component availability and labor and logistical disruptions, resulting in extended lead times, unpredictability and higher costs.
•Customers’ top priorities continue to be digital transformation, security, hybrid and cloud solutions and end point solutions as hybrid environments become the future work model and drive demand for return to office and remote enablement capabilities. We have orchestrated solutions by leveraging client devices, accessories, collaboration tools, security, software and hybrid and cloud offerings to help customers build these capabilities and achieve their objectives.
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
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more “as a service” offerings, such as managed services. Technology trends could also change as customers consider the impact of the COVID-19 pandemic on their operations.
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, gross margin, operating margin, Net income, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, Net sales growth on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, free cash flow, return on working capital, Cash and cash equivalents, net working capital, cash conversion cycle and debt levels including available credit. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
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

Three Months Overview
The results of certain key business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Net sales	$5,949.1	$4,837.5
Gross profit	1,104.1	795.2
Operating income	386.9	323.4
Net income	250.2	232.6
Non-GAAP operating income	462.1	367.7
Non-GAAP net income	301.5	249.4
Average daily sales(1)	94.4	76.8
Net debt(2)	6,211.8	3,052.1
Cash conversion cycle (in days)(3)	20	22
(1)    There were 63 selling days for both the three months ended March 31, 2022 and 2021.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Results of operations, in dollars and as a percentage of Net sales, are as follows:

	Three Months Ended March 31,
	2022		2021
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$5,949.1	100.0%	$4,837.5	100.0%
Cost of sales	4,845.0	81.4	4,042.3	83.6
Gross profit	1,104.1	18.6	795.2	16.4
Selling and administrative expenses	717.2	12.1	471.8	9.7
Operating income	386.9	6.5	323.4	6.7
Interest expense, net	(56.0)	(0.9)	(35.6)	(0.7)
Other (expense) income, net	(0.5)	—	1.1	—
Income before income taxes	330.4	5.6	288.9	6.0
Income tax expense	(80.2)	(1.3)	(56.3)	(1.2)
Net income	$250.2	4.3%	$232.6	4.8%
Net sales
Total Net sales for the three months ended March 31, 2022 increased $1,112 million, or 23.0%, to $5,949 million compared to prior year. This increase was driven by higher demand in hardware, services and software and includes the contribution from the acquisition of Sirius. For additional information, see the “Segment Results of Operations” below.
Gross profit
Gross profit increased $309 million, or 38.8%, to $1,104 million for the three months ended March 31, 2022, compared to $795 million for the three months ended March 31, 2021. As a percentage of Net sales, Gross profit margin increased 220 basis points to 18.6% for the three months ended March 31, 2022. The increase in Gross profit margin was primarily driven by more favorable product mix and rate, higher mix of net service contract revenue, primarily within software as a service, and increased Net sales and margins on professional services as a result of the recent business acquisitions.
Selling and administrative expenses
Selling and administrative expenses increased $245 million, or 52.0%, to $717 million for the three months ended March 31, 2022, compared to $472 million for the three months ended March 31, 2021. The increase was primarily driven by higher payroll consistent with higher Gross profit and higher coworker count, including the impact of the acquisition of Sirius, as well as higher intangible asset amortization and integration expenses from the acquisition of Sirius.
Operating income
Operating income was $387 million for the three months ended March 31, 2022, an increase of $64 million, compared to $323 million for the three months ended March 31, 2021. Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization and integration expenses from the acquisition of Sirius.
Interest expense, net
Interest expense, net, for the three months ended March 31, 2022 was $56 million, an increase of $20 million compared to $36 million for the three months ended March 31, 2021. This increase was primarily driven by additional interest expense from the $2.5 billion aggregate principal amount of unsecured senior notes issued on December 1, 2021, the net proceeds of which were used to fund the acquisition of Sirius.
Income tax expense
Income tax expense was $80 million and $56 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.3% and 19.5% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the three months ended March 31, 2021 differed from the US federal statutory rate of 21.0% primarily due to excess tax benefits on equity-based compensation, partially offset by state and local income taxes.
The higher effective tax rate for the three months ended March 31, 2022 as compared to the same period in the prior year was primarily attributable to lower excess tax benefits on equity-based compensation.

Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended March 31,
	2022		2021
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$2,627.6	44.2%	$1,805.6	37.3%	$822.0	45.5%

Small Business	524.0	8.8	432.7	8.9	91.3	21.1

Public:
Government	543.9	9.1	516.1	10.7	27.8	5.4
Education	902.8	15.2	943.3	19.5	(40.5)	(4.3)
Healthcare	586.3	9.9	462.3	9.6	124.0	26.8
Total Public	2,033.0	34.2	1,921.7	39.8	111.3	5.8

Other	764.5	12.8	677.5	14.0	87.0	12.8

Total Net sales	$5,949.1	100.0%	$4,837.5	100.0%	$1,111.6	23.0%
(1)There were 63 selling days for both the three months ended March 31, 2022 and 2021.
Operating income by segment, in dollars and as a percentage of total Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended March 31,
	2022		2021
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$210.0	8.0%	$161.4	8.9%	30.1%
Small Business	46.7	8.9	42.8	9.9	9.2
Public	141.8	7.0	136.7	7.1	3.7
Other(2)	36.7	4.8	27.7	4.1	32.6
Headquarters(3)	(48.3)	nm*	(45.2)	nm*	(7.1)
Total Operating income	$386.9	6.5%	$323.4	6.7%	19.6%
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
Corporate
Corporate segment Net sales for the three months ended March 31, 2022 increased $822 million, or 45.5%, compared to the three months ended March 31, 2021. This increase was primarily driven by the customers’ priorities on digital transformation and return to office and includes the contribution from the acquisition of Sirius. These factors resulted in higher Net sales across various categories, including notebooks/mobile devices, video, enterprise storage, software as a service and professional services.
Corporate segment Operating income was $210 million for the three months ended March 31, 2022, an increase of $49 million, or 30.1%, compared to $161 million for the three months ended March 31, 2021. Corporate segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization from the acquisition of Sirius.
Small Business
Small Business segment Net sales for the three months ended March 31, 2022 increased $91 million, or 21.1%, compared to the three months ended March 31, 2021. This increase was primarily driven by customers’ continued focus on remote enablement and implementing return to office strategies, resulting in increased Net sales in notebooks/mobile devices, video and software as a service.
Small Business segment Operating income was $47 million for the three months ended March 31, 2022, an increase of $4 million, or 9.2%, compared to $43 million for the three months ended March 31, 2021. Small Business segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll.
Public
Public segment Net sales for the three months ended March 31, 2022 increased $111 million, or 5.8%, compared to the three months ended March 31, 2021. This increase in Net sales, which also included the contribution from the acquisition of Sirius, was primarily driven by the impact of the customers’ continued focus on digital transformation to enhance patient experiences in Healthcare, as well as improved performance with State and Local Government customers, which resulted in increased Net sales in professional services and software as a service, partially offset by decreased Net sales in notebooks/mobile devices with K-12 customers.
Public segment Operating income was $142 million for the three months ended March 31, 2022, which was an increase of $5 million, compared to $137 million for the three months ended March 31, 2021. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization from the acquisition of Sirius.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended March 31, 2022 increased $87 million, or 12.8%, compared to the three months ended March 31, 2021. This increase was driven by both our UK and Canadian operations as customers continued to focus on digital transformation and return to office, resulting in increased Net sales in various other hardware categories.
Other Operating income was $37 million for the three months ended March 31, 2022, an increase of $9 million, or 32.6%, compared to $28 million for the three months ended March 31, 2021. Other Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the three months ended March 31, 2022 and 2021 below.
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
Non-GAAP operating income
Non-GAAP operating income was $462 million for the three months ended March 31, 2022, an increase of $94 million, or 25.7%, compared to $368 million for the three months ended March 31, 2021. As a percentage of Net sales, Non-GAAP operating income was 7.8% and 7.6% for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Operating income, as reported	$386.9	$323.4
Amortization of intangibles(1)	40.9	21.6
Equity-based compensation	21.1	15.8
Acquisition and integration expenses	11.7	3.6
Other adjustments	1.5	3.3
Non-GAAP operating income	$462.1	$367.7
Non-GAAP operating income margin	7.8%	7.6%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Non-GAAP net income
Non-GAAP net income was $302 million for the three months ended March 31, 2022, an increase of $52 million, or 20.9%, compared to $249 million for the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022			2021
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$330.4	$(80.2)	$250.2	$288.9	$(56.3)	$232.6
Amortization of intangibles(2)	40.9	(10.6)	30.3	21.6	(5.4)	16.2
Equity-based compensation	21.1	(9.8)	11.3	15.8	(20.8)	(5.0)
Acquisition and integration expenses	11.7	(3.0)	8.7	3.6	(0.9)	2.7
Other adjustments	1.4	(0.4)	1.0	3.7	(0.8)	2.9
Non-GAAP	$405.5	$(104.0)	$301.5	$333.6	$(84.2)	$249.4
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

Net sales growth on a constant currency basis
Net sales increased $1,112 million, or 23.0%, to $5,949 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Net sales on a constant currency basis, which excludes the impact of foreign currency translation, increased $1,124 million, or 23.3%.

	Three Months Ended March 31,
(dollars in millions)	2022	2021	% Change	Average Daily % Change(1)
Net sales, as reported	$5,949.1	$4,837.5	23.0%	23.0%
Foreign currency translation(2)	—	(12.6)
Net sales, on a constant currency basis	$5,949.1	$4,824.9	23.3%	23.3%
(1)There were 63 selling days for both the three months ended March 31, 2022 and 2021.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the first quarter of 2022.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves US private sector business customers with more than 250 employees, are typically higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers. Since the onset of the COVID-19 pandemic, we have experienced variability compared to historic seasonality trends. As uncertainty due to the pandemic remains, seasonality by channel is expected to continue to be different than historical experience.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our revolving loan facility. As of March 31, 2022, we had $1.0 billion of availability for borrowings under our revolving loan facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
As of March 31, 2022, we had total unsecured indebtedness of $6.6 billion. At March 31, 2022, we were in compliance with the covenants under our credit agreements and indentures.
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
Share Repurchase Program
During the three months ended March 31, 2022, we made no share repurchases. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends
A summary of 2022 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.50	February 9, 2022	February 25, 2022	March 10, 2022
On May 4, 2022, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.50 per share. The dividend will be paid on June 10, 2022 to all stockholders of record as of the close of business on May 25, 2022.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Net cash provided by:
Operating Activities	$380.8	$344.6

Investing Activities
Capital expenditures	(41.3)	(20.7)
Acquisitions of businesses, net of cash acquired	—	(212.9)
Cash flows used in investing activities	(41.3)	(233.6)

Financing Activities
Net change in accounts payable - inventory financing	126.7	(180.3)
Financing payments for revenue generating assets	—	(42.9)
Other cash flows used in financing activities	(334.8)	(420.3)
Cash flows used in financing activities	(208.1)	(643.5)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	0.9
Net increase (decrease) in cash and cash equivalents	$128.8	$(531.6)

Operating Activities
Cash flows provided by operating activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021	Change
Net income	$250.2	$232.6	$17.6
Adjustments for the impact of non-cash items(1)	94.0	58.8	35.2
Net income adjusted for the impact of non-cash items	344.2	291.4	52.8
Changes in assets and liabilities:
Accounts receivable(2)	(125.0)	(15.7)	(109.3)
Merchandise inventory(3)	(130.3)	15.4	(145.7)
Accounts payable-trade(4)	87.8	(37.2)	125.0
Other(5)	204.1	90.7	113.4
Cash flows provided by operating activities	$380.8	$344.6	$36.2
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to higher sales activity, including the impact of the acquisition of Sirius, partially offset by improved collection performance.
(3)The change is primarily due to higher stocking positions driven by customer demand.
(4)The change is primarily due to higher sales activity and higher inventory stocking positions in 2022 and mixing out of vendors with extended payment terms in 2021, partially offset by timing of payments related to 2021 payables during 2022.
(5)The change is primarily due to lower contract assets and higher accrued compensation and accrued interest in 2022.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2022	2021
Days of sales outstanding (DSO)(1)	67	57
Days of supply in inventory (DIO)(2)	17	16
Days of purchases outstanding (DPO)(3)	(64)	(51)
Cash conversion cycle	20	22
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
The cash conversion cycle decreased to 20 days at March 31, 2022, compared to 22 days at March 31, 2021. The overall decrease was impacted by the acquisition of Sirius, while the increase in DSO and DPO was also impacted by increased net service contract revenue, such as software as a service and warranties. Net service contract revenue has an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis. The increase in DIO was primarily due to higher stocking positions driven by customer demand.

Investing Activities
Net cash used in investing activities decreased $192 million for the three months ended March 31, 2022 compared to March 31, 2021. This decrease was primarily due to the acquisition of Amplified IT LLC in 2021 with no similar activity in 2022.
Financing Activities
Net cash used in financing activities decreased $435 million for the three months ended March 31, 2022 compared to March 31, 2021. This decrease was primarily due to the absence of share repurchases in 2022, increased volume through our inventory financing arrangements and increased borrowings on our revolving loan facility, partially offset by repayments on our revolving loan facility. For additional information regarding the inventory financing agreements and debt activities, see Note 5 (Inventory Financing Agreements) and Note 7 (Debt) to the accompanying Consolidated Financial Statements.
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
The following tables set forth Balance Sheet information as of March 31, 2022 and December 31, 2021, and Statement of Operations information for the three months ended March 31, 2022 and for the year ended December 31, 2021. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	March 31, 2022	December 31, 2021
Current assets	$5,658.2	$4,584.1
Goodwill	3,945.8	2,373.1
Other assets	2,036.5	1,017.3
Total Non-current assets	5,982.3	3,390.4
Current liabilities	4,612.2	3,393.0
Long-term debt	6,393.9	6,534.6
Other liabilities	556.4	562.4
Total Long-term liabilities	6,950.3	7,097.0
Statement of Operations Information

(dollars in millions)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Net sales	$5,158.4	$17,979.4
Gross profit	972.5	3,078.0
Operating income	345.5	1,301.9
Net income	217.2	921.3
Commitments and Contingencies
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under “Trends and Key Factors Affecting our Financial Performance” above, the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. These factors include, among others, the COVID-19 pandemic, including resurgences and the emergence of new variants, and actions taken in response thereto and the associated impact on our business, results of operations, cash flows, financial condition and liquidity; inflationary pressures; level of interest rates; CDW’s relationships with vendor partners and terms of their agreements; continued innovations in hardware, software and services by CDW’s vendor partners; substantial competition that could reduce CDW’s market share; the continuing development, maintenance and operation of CDW’s information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to provide high-quality services to CDW’s customers; potential losses of any key personnel, significant increases in labor costs or ineffective workforce management; potential adverse occurrences at one of CDW’s primary facilities or third-party data centers, including as a result of climate change; increases in the cost of commercial delivery services or disruptions of those services; CDW’s exposure to accounts receivable and inventory risks; the potential failure to achieve the anticipated benefits of the acquisition of Sirius in the expected timeframe or at all; future acquisitions or alliances; fluctuations in CDW’s operating results; fluctuations in foreign currency; global and regional economic and political conditions, including impacts of the ongoing military conflict between Russia and Ukraine and related sanctions against Russia; potential interruptions of the flow of products from suppliers; decreases in spending on technology products and services; potential failures to comply with Public segment contracts or applicable laws and regulations; current and future legal proceedings, investigations and audits, including intellectual property infringement claims; changes in laws, including regulations or interpretations thereof, or the potential failure to meet stakeholder expectations on environmental sustainability and corporate responsibility matters; CDW’s level of indebtedness and ability to generate sufficient cash to service such indebtedness; restrictions imposed by agreements relating to CDW’s indebtedness on its operations and liquidity; changes in, or the discontinuation of, CDW’s share repurchase program or dividend payments; and other risk factors or uncertainties identified from time to time in CDW’s filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by those cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements in the context of these risks and uncertainties.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report is incorporated herein by reference.
Item 1A. Risk Factors
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
During the three months ended March 31, 2022, we made no share repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1*	Amendment Agreement, dated as of April 5, 2022, by and between CDW LLC and JPMorgan Chase Bank, N.A.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 4, 2022	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)