Form 10-Q
period 2022-09-30
CDW Corp
filed 2022-11-02
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 28, 2022, there were 135,390,982 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts)
	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$384.6	$258.1
Accounts receivable, net of allowance for credit losses of $24.0 and $20.4, respectively	4,549.4	4,499.4
Merchandise inventory	914.5	927.6
Miscellaneous receivables	486.4	435.5
Prepaid expenses and other	560.3	357.5
Total current assets	6,895.2	6,478.1
Operating lease right-of-use assets	153.8	155.6
Property and equipment, net	188.0	195.8
Goodwill	4,327.5	4,382.9
Other intangible assets, net	1,525.5	1,628.1
Other assets	385.6	358.9
Total Assets	$13,475.6	$13,199.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,251.1	$3,114.2
Accounts payable-inventory financing	478.7	448.3
Current maturities of long-term debt	57.8	102.7
Contract liabilities	437.7	402.9
Accrued expenses and other current liabilities:
Compensation	359.1	361.7
Advertising	169.8	145.5
Sales and income taxes	58.0	65.9
Other	546.6	454.8
Total current liabilities	5,358.8	5,096.0
Long-term liabilities:
Debt	6,100.0	6,755.8
Deferred income taxes	208.3	222.3
Operating lease liabilities	180.0	184.2
Other liabilities	302.5	235.4
Total long-term liabilities	6,790.8	7,397.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 135.3 and 134.8 shares outstanding, respectively	1.4	1.3
Paid-in capital	3,481.5	3,369.5
Accumulated deficit	(1,969.3)	(2,570.7)
Accumulated other comprehensive loss	(187.6)	(94.4)
Total stockholders’ equity	1,326.0	705.7
Total Liabilities and Stockholders’ Equity	$13,475.6	$13,199.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per-share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$6,215.5	$5,300.0	$18,310.4	$15,283.9
Cost of sales	4,982.3	4,385.1	14,804.9	12,691.0
Gross profit	1,233.2	914.9	3,505.5	2,592.9
Selling and administrative expenses	766.8	528.5	2,216.9	1,513.2
Operating income	466.4	386.4	1,288.6	1,079.7
Interest expense, net	(62.6)	(36.4)	(176.3)	(107.5)
Other (expense) income, net	(4.8)	0.4	(5.7)	38.3
Income before income taxes	399.0	350.4	1,106.6	1,010.5
Income tax expense	(101.2)	(83.8)	(279.3)	(237.2)
Net income	$297.8	$266.6	$827.3	$773.3

Net income per common share:
Basic	$2.20	$1.94	$6.12	$5.54
Diluted	$2.17	$1.91	$6.04	$5.47

Weighted-average common shares outstanding:
Basic	135.3	137.3	135.1	139.5
Diluted	137.1	139.4	136.9	141.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$297.8	$266.6	$827.3	$773.3
Other comprehensive income (loss):
Unrealized gain from cash flow hedge, net of tax	0.7	—	2.1	—
Reclassification of cash flow hedge loss to net income, net of tax	1.0	0.7	2.6	1.7
Foreign currency translation, net of tax	(50.0)	(15.0)	(97.9)	(3.4)
Other comprehensive income (loss)	(48.3)	(14.3)	(93.2)	(1.7)
Comprehensive income	$249.5	$252.3	$734.1	$771.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$827.3	$773.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218.1	140.0
Equity-based compensation expense	71.4	53.3
Deferred income taxes	(12.3)	(6.7)
Provision for credit losses	6.6	(7.3)
Other	13.1	(33.4)
Changes in assets and liabilities:
Accounts receivable	(156.2)	(323.5)
Merchandise inventory	(16.1)	(87.5)
Other assets	(273.9)	(92.6)
Accounts payable-trade	188.5	179.7
Other liabilities	227.5	41.4
Net cash provided by operating activities	1,094.0	636.7
Cash flows from investing activities:
Capital expenditures	(97.2)	(66.2)
Acquisitions of businesses, net of cash acquired	(28.0)	(339.7)
Proceeds from the sale of equity method investment	—	36.0
Net cash used in investing activities	(125.2)	(369.9)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,854.6	548.3
Repayments of borrowings under revolving credit facility	(2,047.3)	(379.6)
Repayments of debt	(435.5)	(11.2)
Repayments of receivable financing liability	(58.9)	(2.1)
Payments to extinguish debt	—	(56.5)
Net change in accounts payable-inventory financing	46.6	(183.7)
Financing payments for revenue generating assets	—	(46.1)
Repurchases of common stock	—	(1,185.3)
Proceeds from stock option exercises	20.7	60.7
Payment of incentive compensation plan withholding taxes	(21.9)	(28.4)
Dividend payments	(202.7)	(167.1)
Other	14.0	19.2
Net cash used in financing activities	(830.4)	(1,431.8)
Effect of exchange rate changes on cash and cash equivalents	(11.9)	(0.1)
Net increase (decrease) in cash and cash equivalents	126.5	(1,165.1)
Cash and cash equivalents—beginning of period	258.1	1,410.2
Cash and cash equivalents—end of period	$384.6	$245.1
Supplementary disclosure of cash flow information:
Interest paid	$(131.6)	$(85.1)
Income taxes paid, net	$(274.5)	$(264.4)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions) (unaudited)
	Three Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2022	135.2	$1.4	$3,441.8	$(2,197.7)	$(139.3)	$1,106.2
Net income	—	—	—	297.8	—	297.8
Equity-based compensation expense	—	—	26.8	—	—	26.8
Stock option exercises	0.1	—	5.6	—	—	5.6
Coworker Stock Purchase Plan	—	—	6.9	—	—	6.9
Dividends paid ($0.50 per share)	—	—	0.4	(68.1)	—	(67.7)
Incentive compensation plan stock withheld for taxes	—	—	—	(1.3)	—	(1.3)
Unrealized gain on cash flow hedge	—	—	—	—	0.7	0.7
Reclassification of cash flow hedge loss to net income	—	—	—	—	1.0	1.0
Foreign currency translation	—	—	—	—	(50.0)	(50.0)
Balance as of September 30, 2022	135.3	$1.4	$3,481.5	$(1,969.3)	$(187.6)	$1,326.0

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2021	138.3	$1.4	$3,294.1	$(2,163.5)	$(83.2)	$1,048.8
Net income	—	—	—	266.6	—	266.6
Equity-based compensation expense	—	—	16.9	—	—	16.9
Stock option exercises	0.3	—	18.9	—	—	18.9
Coworker Stock Purchase Plan	—	—	5.5	—	—	5.5
Repurchases of common stock	(2.4)	—	—	(450.0)	—	(450.0)
Dividends paid ($0.40 per share)	—	—	0.3	(55.1)	—	(54.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(0.6)	—	(0.6)
Reclassification of cash flow hedge loss to net income	—	—	—	—	0.7	0.7
Foreign currency translation	—	—	—	—	(15.0)	(15.0)
Balance as of September 30, 2021	136.2	$1.4	$3,335.7	$(2,402.6)	$(97.5)	$837.0

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions) (unaudited)
	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2021	134.8	$1.3	$3,369.5	$(2,570.7)	$(94.4)	$705.7
Net income	—	—	—	827.3	—	827.3
Equity-based compensation expense	—	—	71.4	—	—	71.4
Stock option exercises	0.4	0.1	20.6	—	—	20.7
Coworker Stock Purchase Plan	0.1	—	18.7	—	—	18.7
Dividends paid ($1.50 per share)	—	—	1.3	(204.0)	—	(202.7)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.9)	—	(21.9)
Unrealized gain on cash flow hedge	—	—	—	—	2.1	2.1
Reclassification of cash flow hedge loss to net income	—	—	—	—	2.6	2.6
Foreign currency translation	—	—	—	—	(97.9)	(97.9)
Balance as of September 30, 2022	135.3	$1.4	$3,481.5	$(1,969.3)	$(187.6)	$1,326.0

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2020	141.9	$1.4	$3,204.9	$(1,813.4)	$(95.8)	$1,297.1
Net income	—	—	—	773.3	—	773.3
Equity-based compensation expense	—	—	53.3	—	—	53.3
Stock option exercises	1.2	—	60.7	—	—	60.7
Coworker Stock Purchase Plan	0.1	—	15.9	—	—	15.9
Repurchases of common stock	(7.0)	—	—	(1,185.3)	—	(1,185.3)
Dividends paid ($1.20 per share)	—	—	0.9	(168.0)	—	(167.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(28.4)	—	(28.4)
Reclassification of cash flow hedge loss to net income	—	—	—	—	1.7	1.7
Foreign currency translation	—	—	—	—	(3.4)	(3.4)
Impact of adoption of Topic 740	—	—	—	19.2	—	19.2
Balance as of September 30, 2021	136.2	$1.4	$3,335.7	$(2,402.6)	$(97.5)	$837.0

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
2.    Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs and information about the obligations that are outstanding at the end of the reporting period. This disclosure requirement is intended to provide information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity and cash flows. The ASU is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. The Company plans to adopt the standard during the first quarter of 2023, except for the rollforward requirement, which will be adopted during the first quarter of 2024. The standard does not affect the Company's recognition, measurement or financial statement presentation of supplier finance program obligations on the Consolidated Financial Statements. The Company is currently evaluating the impact the ASU will have on its disclosures.

3.    Acquisitions
Sirius
On December 1, 2021, the Company completed its acquisition of Sirius for an aggregate consideration paid, net of cash acquired, of approximately $2.4 billion. The purchase price allocation is preliminary and is subject to change during the measurement period, which is not to exceed 12 months from the close of the acquisition. During the nine months ended September 30, 2022, there have been no significant adjustments to the preliminary purchase price allocation from those disclosed in the Company’s December 31, 2021 Consolidated Financial Statements. At this time, the Company is in the process of finalizing the purchase price allocation, which includes finalizing the valuation assumptions for customer relationships, such as customer attrition rate, as well as the allocation of goodwill across the reporting units.
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

	September 30, 2022	December 31, 2021
Accounts receivable, current(1)	$4,549.4	$4,499.4
Accounts receivable, noncurrent(2)	199.6	197.4
Total accounts receivable	$4,749.0	$4,696.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of the third-party financing company’s payment. During the nine months ended September 30, 2022 and 2021, the Company sold approximately $445 million and $104 million of accounts receivable, respectively.
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

	September 30, 2022	December 31, 2021
Contract assets(1)	$274.2	$134.7
Contract liabilities(2)(3)	$460.5	$423.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $23 million and $20 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively.
(3)During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $223 million and $156 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2022, related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$49.6	$22.7	$9.3	$1.3
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
Amounts included in Accounts payable-inventory financing are as follows:

	September 30, 2022	December 31, 2021
Revolving Loan inventory financing agreement(1)	$434.6	$310.1
Other inventory financing agreements	44.1	138.2
Accounts payable-inventory financing	$478.7	$448.3
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
The Company has interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which the three-month London Interbank Offered Rate (“LIBOR”) exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During the nine months ended September 30, 2022, the Company did not enter into new interest rate cap agreements.
As of September 30, 2022 and December 31, 2021, the Company had interest rate cap agreements with a fair value of $3 million and less than $1 million, respectively, which were classified within Other assets on the Consolidated Balance Sheets. The total notional amount of the interest rate cap agreements was $1.3 billion as of September 30, 2022 and December 31, 2021, which mature on December 31, 2022.
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
Since inception, the total notional amount of $1.3 billion in interest rate cap agreements were designated as cash flow hedges. As a result of the prepayment on the senior unsecured term loan facility, the Company dedesignated a notional amount of $350 million, which did not result in a material impact to the Consolidated Financial Statements for the three and nine months ended September 30, 2022. For additional information on the prepayment, see Note 7 (Debt). The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The following table provides the activity in AOCL, net of tax, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in fair value recorded to AOCL	$0.7	$—	$2.1	$—
Reclassification from AOCL to Interest expense, net	$1.0	$0.7	$2.6	$1.7
The Company expects to reclassify $1 million from AOCL to earnings within Interest expense, net within the next 12 months.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
7.    Debt

		As of September 30, 2022		As of December 31, 2021
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$101.6	Variable	$316.4

Term Loan
Senior unsecured term loan facility	December 2026	Variable	984.5	Variable	1,420.0

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Senior notes due 2026	December 2026	2.670%	1,000.0	2.670%	1,000.0
Senior notes due 2028	December 2028	3.276%	500.0	3.276%	500.0
Senior notes due 2031	December 2031	3.569%	1,000.0	3.569%	1,000.0
Total unsecured senior notes			4,975.0		4,975.0

Receivable financing liability			124.3		179.5
Other long-term obligations			12.2		13.6
Unamortized discounts and deferred financing fees			(39.8)		(46.0)
Current maturities of long-term debt			(57.8)		(102.7)
Total long-term debt			$6,100.0		$6,755.8
As of September 30, 2022, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin, where the margin is based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of September 30, 2022, the Company could have borrowed up to an additional $1.1 billion under the Revolving Loan Facility. As of September 30, 2022, the Revolving Loan Facility had less than $1 million of undrawn letters of credit and $429 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate, which has effectively been capped through the use of interest rate caps. The interest rate is based on LIBOR plus a margin, where the margin is determined by the Company’s senior unsecured credit rating. During the three months ended September 30, 2022, the Company prepaid $400 million on the Term Loan Facility without penalty. In total, the Company paid $436 million during the nine months ended September 30, 2022. As a result of the prepayment, no additional mandatory payments are required on the remaining principal amount until its maturity date.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Receivable Financing
As a result of the Sirius acquisition, the Company assumed liabilities related to receivable financing. Such amounts relate to certain accounts receivable transferred to third-party financial companies that did not qualify as a sale under the terms of the agreements. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the nine months ended September 30, 2022.
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	September 30, 2022	December 31, 2021
Fair value	$5,494.7	$6,996.0
Carrying value	6,197.6	6,904.5
8.    Income Taxes
Income tax expense was $101 million and $84 million for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.4% and 23.9% for the three months ended September 30, 2022 and 2021, respectively. Income tax expense was $279 million and $237 million for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.2% and 23.5% for the nine months ended September 30, 2022 and 2021, respectively.
The effective tax rate for both the three and nine months ended September 30, 2022 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the three months ended September 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation. The effective tax rate for the nine months ended September 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted-average shares outstanding	135.3	137.3	135.1	139.5
Effect of dilutive securities(1)	1.8	2.1	1.8	1.9
Diluted weighted-average shares outstanding(2)	137.1	139.4	136.9	141.4
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2022 and fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2021. Inclusion of these common shares in diluted weighted average shares outstanding would have had an anti-dilutive effect.
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
As of September 30, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
A subsidiary of the Company received a Civil Investigative Demand (“CID”) dated September 20, 2021 from the Department of Justice (“DOJ”) in connection with a False Claims Act investigation. The DOJ requested information related to teaming agreements with original equipment manufacturers (“OEMs”) and the Company is cooperating with the DOJ. At this stage of the matter, the Company is unable to assess the probability of any outcome or the range of possible loss, if any.

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
Information about the Company’s segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2022
Net sales	$2,577.8	$491.2	$2,424.3	$722.2	$—	$6,215.5
Operating income (loss)	203.3	47.0	234.0	32.3	(50.2)	466.4
Depreciation and amortization expense	(30.8)	(3.1)	(11.9)	(7.7)	(22.1)	(75.6)

Three Months Ended September 30, 2021
Net sales	$2,067.3	$467.1	$2,153.9	$611.7	$—	$5,300.0
Operating income (loss)	186.0	41.4	178.7	21.9	(41.6)	386.4
Depreciation and amortization expense	(4.1)	(0.9)	(16.9)	(8.5)	(17.8)	(48.2)

Nine Months Ended September 30, 2022
Net sales	$7,866.1	$1,515.2	$6,700.3	$2,228.8	$—	$18,310.4
Operating income (loss)	644.5	140.7	553.0	96.8	(146.4)	1,288.6
Depreciation and amortization expense	(79.4)	(6.4)	(44.7)	(24.2)	(63.4)	(218.1)

Nine Months Ended September 30, 2021
Net sales	$5,856.2	$1,382.7	$6,156.3	$1,888.7	$—	$15,283.9
Operating income (loss)	522.6	128.2	468.7	73.3	(113.1)	1,079.7
Depreciation and amortization expense	(11.9)	(2.5)	(46.4)	(25.7)	(53.5)	(140.0)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2022
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,570.8	$491.2	$2,424.3	$5.6	$5,491.9
Rest of World	7.0	—	—	716.6	723.6
Total Net sales	2,577.8	491.2	2,424.3	722.2	6,215.5

Major Product and Services
Hardware	1,958.1	399.5	1,921.4	533.7	4,812.7
Software	355.1	62.4	346.8	119.9	884.2
Services	245.8	24.0	151.1	66.0	486.9
Other(2)	18.8	5.3	5.0	2.6	31.7
Total Net sales	2,577.8	491.2	2,424.3	722.2	6,215.5

Sales by Channel
Corporate	2,577.8	—	—	—	2,577.8
Small Business	—	491.2	—	—	491.2
Government	—	—	788.4	—	788.4
Education	—	—	1,021.1	—	1,021.1
Healthcare	—	—	614.8	—	614.8
Other	—	—	—	722.2	722.2
Total Net sales	2,577.8	491.2	2,424.3	722.2	6,215.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	2,216.3	438.4	2,189.4	641.2	5,485.3
Transferred at a point in time where CDW is agent	194.3	36.3	129.5	22.2	382.3
Transferred over time where CDW is principal	167.2	16.5	105.4	58.8	347.9
Total Net sales	$2,577.8	$491.2	$2,424.3	$722.2	$6,215.5

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2022
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$7,843.0	$1,515.2	$6,700.3	$14.3	$16,072.8
Rest of World	23.1	—	—	2,214.5	2,237.6
Total Net sales	7,866.1	1,515.2	6,700.3	2,228.8	18,310.4

Major Product and Services
Hardware	5,931.0	1,262.7	5,364.8	1,658.2	14,216.7
Software	1,177.9	177.2	888.8	359.7	2,603.6
Services	700.0	58.9	432.6	202.5	1,394.0
Other(2)	57.2	16.4	14.1	8.4	96.1
Total Net sales	7,866.1	1,515.2	6,700.3	2,228.8	18,310.4

Sales by Channel
Corporate	7,866.1	—	—	—	7,866.1
Small Business	—	1,515.2	—	—	1,515.2
Government	—	—	1,941.8	—	1,941.8
Education	—	—	2,965.2	—	2,965.2
Healthcare	—	—	1,793.3	—	1,793.3
Other	—	—	—	2,228.8	2,228.8
Total Net sales	7,866.1	1,515.2	6,700.3	2,228.8	18,310.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	6,833.4	1,374.6	6,062.1	1,980.9	16,251.0
Transferred at a point in time where CDW is agent	547.2	104.0	329.3	71.0	1,051.5
Transferred over time where CDW is principal	485.5	36.6	308.9	176.9	1,007.9
Total Net sales	$7,866.1	$1,515.2	$6,700.3	$2,228.8	$18,310.4

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three and nine months ended September 30, 2022 and 2021. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2022		2021
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,592.6	25.6%	$1,641.6	31.0%
Netcomm Products	721.0	11.6	501.7	9.5
Desktops	333.9	5.4	316.1	6.0
Video	441.4	7.1	424.0	8.0
Enterprise and Data Storage (Including Drives)	376.9	6.1	228.1	4.3
Other Hardware	1,346.9	21.7	1,152.2	21.7
Total Hardware(1)	4,812.7	77.5	4,263.7	80.5

Software(2)	884.2	14.2	717.7	13.5
Services(2)	486.9	7.8	286.9	5.4
Other(3)	31.7	0.5	31.7	0.6
Total Net sales	$6,215.5	100.0%	$5,300.0	100.0%

	Nine Months Ended September 30,
	2022		2021
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$5,070.0	27.7%	$4,944.3	32.3%
Netcomm Products	1,912.6	10.4	1,442.2	9.4
Desktops	1,021.5	5.6	873.5	5.7
Video	1,453.9	7.9	1,161.7	7.6
Enterprise and Data Storage (Including Drives)	1,053.9	5.8	730.2	4.8
Other Hardware	3,704.8	20.2	3,308.4	21.6
Total Hardware	14,216.7	77.6	12,460.3	81.4

Software(2)	2,603.6	14.2	1,959.2	12.8
Services(2)	1,394.0	7.6	772.4	5.1
Other(3)	96.1	0.6	92.0	0.7
Total Net sales	$18,310.4	100.0%	$15,283.9	100.0%
(1)Net sales by hardware category for the three months ended September 30, 2022 include reclassifications to address consistent presentation on a year-to-date basis.
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
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness to spend on information technology. Macroeconomic uncertainty persists as a result of the continued rate of inflation and the corresponding increase in interest rates driven by monetary policy. Additionally, social and geopolitical factors such as resurgences of COVID-19, changes in government administration and laws and the ongoing military conflict between Russia and Ukraine have resulted in business volatility and disruption, including supply constraints reflected in component availability and labor and logistical disruptions. The enhanced uncertainty in the current environment may result in a delay or pause on investments in technology by our customers.
•Customers’ top priorities continue to be digital transformation, security, hybrid and cloud solutions and end point solutions as hybrid environments become the accepted work model and drive demand for remote collaboration and work-and-learn-from-anywhere capabilities. We have orchestrated solutions by leveraging client devices, accessories, collaboration tools, security, software and hybrid and cloud offerings to help customers build these capabilities and achieve their objectives.
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
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more “as a service” offerings, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to change as customers prioritize the projects that produce the most important outcomes for their operations.
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

Third Quarter Overview
The results of certain key business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions)	2022	2021
Net sales	$6,215.5	$5,300.0
Gross profit	1,233.2	914.9
Operating income	466.4	386.4
Net income	297.8	266.6
Non-GAAP operating income	549.0	435.1
Non-GAAP net income	357.0	298.0
Average daily sales(1)	97.1	82.8
Net debt(2)	5,773.2	3,821.1
Cash conversion cycle (in days)(3)	18	25
(1)    There were 64 selling days for both the three months ended September 30, 2022 and 2021.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Results of operations, in dollars and as a percentage of Net sales, are as follows:

	Three Months Ended September 30,
	2022		2021
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$6,215.5	100.0%	$5,300.0	100.0%
Cost of sales	4,982.3	80.2	4,385.1	82.7
Gross profit	1,233.2	19.8	914.9	17.3
Selling and administrative expenses	766.8	12.3	528.5	10.0
Operating income	466.4	7.5	386.4	7.3
Interest expense, net	(62.6)	(1.0)	(36.4)	(0.7)
Other (expense) income, net	(4.8)	(0.1)	0.4	—
Income before income taxes	399.0	6.4	350.4	6.6
Income tax expense	(101.2)	(1.6)	(83.8)	(1.6)
Net income	$297.8	4.8%	$266.6	5.0%
Net sales
Total Net sales for the three months ended September 30, 2022 increased $916 million, or 17.3%, to $6,216 million, compared to the three months ended September 30, 2021. Net sales growth was driven by all operating segments. For additional information, see the “Segment Results of Operations” below.

Gross profit
Gross profit increased $318 million, or 34.8%, to $1,233 million for the three months ended September 30, 2022, compared to $915 million for the three months ended September 30, 2021. As a percentage of Net sales, Gross profit margin increased 250 basis points to 19.8% for the three months ended September 30, 2022. The increase in Gross profit margin was primarily driven by more favorable product mix and rate and higher mix of netted down revenue, as well as increased Net sales and margins on services as a result of the recent business acquisitions.
Selling and administrative expenses
Selling and administrative expenses increased $238 million, or 45.1%, to $767 million for the three months ended September 30, 2022, compared to $529 million for the three months ended September 30, 2021. The increase was primarily driven by higher payroll consistent with higher Gross profit and higher coworker count, including the impact of the acquisition of Sirius, as well as higher intangible asset amortization and integration expenses from the acquisition of Sirius.
Operating income
Operating income was $466 million for the three months ended September 30, 2022, an increase of $80 million, or 20.7%, compared to $386 million for the three months ended September 30, 2021. Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization and integration expenses from the acquisition of Sirius.
Interest expense, net
Interest expense, net for the three months ended September 30, 2022 was $63 million, an increase of $26 million compared to $36 million for the three months ended September 30, 2021. This increase was primarily driven by additional interest expense from the $2.5 billion aggregate principal amount of unsecured senior notes issued on December 1, 2021, the net proceeds of which were used to fund the acquisition of Sirius.
Income tax expense
Income tax expense was $101 million and $84 million for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.4% and 23.9% for the three months ended September 30, 2022 and 2021, respectively.
The higher effective tax rate for the three months ended September 30, 2022 as compared to the same period in the prior year was primarily attributable to higher non-deductible expenses and lower excess tax benefits on equity-based compensation.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended September 30,
	2022		2021
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$2,577.8	41.5%	$2,067.3	39.0%	$510.5	24.7%

Small Business	491.2	7.9	467.1	8.8	24.1	5.2

Public:
Government	788.4	12.7	568.8	10.7	219.6	38.6
Education	1,021.1	16.4	1,103.6	20.8	(82.5)	(7.5)
Healthcare	614.8	9.9	481.5	9.1	133.3	27.7
Total Public	2,424.3	39.0	2,153.9	40.6	270.4	12.6

Other	722.2	11.6	611.7	11.6	110.5	18.1

Total Net sales	$6,215.5	100.0%	$5,300.0	100.0%	$915.5	17.3%

(1)There were 64 selling days for both the three months ended September 30, 2022 and 2021.
Operating income by segment, in dollars and as a percentage of total Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended September 30,
	2022		2021
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$203.3	7.9%	$186.0	9.0%	9.3%
Small Business	47.0	9.6	41.4	8.9	13.5
Public	234.0	9.7	178.7	8.3	30.9
Other(2)	32.3	4.5	21.9	3.6	47.5
Headquarters(3)	(50.2)	nm*	(41.6)	nm*	20.7
Total Operating income	$466.4	7.5%	$386.4	7.3%	20.7%
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
Corporate
Corporate segment Net sales for the three months ended September 30, 2022 increased $511 million, or 24.7%, compared to the three months ended September 30, 2021. This increase in Net sales, which also included the contribution from the acquisition of Sirius, was primarily driven by customers’ priorities on digital transformation and continued focus on a hybrid work model. These factors resulted in higher Net sales across various categories, including netcomm products, services, software, enterprise storage and notebooks/mobile devices.
Corporate segment Operating income was $203 million for the three months ended September 30, 2022, an increase of $17 million, or 9.3%, compared to $186 million for the three months ended September 30, 2021. Corporate segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization from the acquisition of Sirius.
Small Business
Small Business segment Net sales for the three months ended September 30, 2022 increased $24 million, or 5.2%, compared to the three months ended September 30, 2021. This increase in Net sales was primarily driven by customers’ priorities on digital transformation, resulting in higher Net sales in services, software and notebooks/mobile devices.
Small Business segment Operating income was $47 million for the three months ended September 30, 2022, an increase of $6 million, or 13.5%, compared to $41 million for the three months ended September 30, 2021. Small Business segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll.
Public
Public segment Net sales for the three months ended September 30, 2022 increased $270 million, or 12.6%, compared to the three months ended September 30, 2021. This increase in Net sales, which also included the contribution from the acquisition of Sirius, was primarily driven by Government and Healthcare customers. Net sales to Government customers increased 38.6% primarily driven by state and local and federal customers, which resulted in increased Net sales in enterprise storage, netcomm products, services and software. Net sales to Healthcare customers increased by 27.7% primarily due to continued focus on digital transformation to enhance patient experiences, which resulted in increased Net sales in various product categories. These increases were partially offset by decreased Net sales to Education customers of 7.5% primarily driven by decreased Net sales in notebooks/mobile devices with K-12 customers.
Public segment Operating income was $234 million for the three months ended September 30, 2022, an increase of $55 million, or 30.9%, compared to $179 million for the three months ended September 30, 2021. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization from the acquisition of Sirius.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended September 30, 2022 increased $111 million, or 18.1%, compared to the three months ended September 30, 2021. This increase was driven by both our UK and Canadian operations as customers continued to focus on digital transformation, resulting in increased Net sales in software, notebooks/mobile devices and netcomm products.
Other Operating income was $32 million for the three months ended September 30, 2022, an increase of $10 million, or 47.5%, compared to $22 million for the three months ended September 30, 2021. Other Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the three months ended September 30, 2022 and 2021 below.
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

Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended September 30,
(dollars in millions)	2022	2021	% Change
Operating income, as reported	$466.4	$386.4	20.7%
Amortization of intangibles(1)	44.8	24.6
Equity-based compensation	26.8	16.9
Acquisition and integration expenses	9.7	6.1
Other adjustments	1.3	1.1
Non-GAAP operating income	$549.0	$435.1	26.2%
Non-GAAP operating income margin	8.8%	8.2%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Non-GAAP income before income taxes and Non-GAAP net income

	Three Months Ended September 30,
	2022			2021
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
As reported	$399.0	$(101.2)	$297.8	$350.4	$(83.8)	$266.6	11.7%
Amortization of intangibles(2)	44.8	(12.6)	32.2	24.6	(6.2)	18.4
Equity-based compensation	26.8	(8.1)	18.7	16.9	(9.3)	7.6
Acquisition and integration expenses	9.7	(2.6)	7.1	6.1	(1.5)	4.6
Other adjustments	1.3	(0.1)	1.2	1.1	(0.3)	0.8
Non-GAAP	$481.6	$(124.6)	$357.0	$399.1	$(101.1)	$298.0	19.8%
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Net sales growth on a constant currency basis

	Three Months Ended September 30,
(dollars in millions)	2022	2021	% Change(1)
Net sales, as reported	$6,215.5	$5,300.0	17.3%
Foreign currency translation(2)	—	(63.8)
Net sales, on a constant currency basis	$6,215.5	$5,236.2	18.7%
(1)There were 64 selling days for both the three months ended September 30, 2022 and 2021.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable for the three months ended September 30, 2022.

Nine Months Overview
The results of certain key business metrics are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Net sales	$18,310.4	$15,283.9
Gross profit	3,505.5	2,592.9
Operating income	1,288.6	1,079.7
Net income	827.3	773.3
Non-GAAP operating income	1,527.4	1,220.9
Non-GAAP net income	998.0	833.5
Average daily sales(1)	95.9	80.0
Net debt(2)	5,773.2	3,821.1
Cash conversion cycle (in days)(3)	18	25
(1)    There were 191 selling days for both the nine months ended September 30, 2022 and 2021.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Results of operations, in dollars and as a percentage of Net sales, are as follows:

	Nine Months Ended September 30,
	2022		2021
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$18,310.4	100.0%	$15,283.9	100.0%
Cost of sales	14,804.9	80.9	12,691.0	83.0
Gross profit	3,505.5	19.1	2,592.9	17.0
Selling and administrative expenses	2,216.9	12.1	1,513.2	9.9
Operating income	1,288.6	7.0	1,079.7	7.1
Interest expense, net	(176.3)	(1.0)	(107.5)	(0.7)
Other (expense) income, net	(5.7)	—	38.3	0.3
Income before income taxes	1,106.6	6.0	1,010.5	6.7
Income tax expense	(279.3)	(1.5)	(237.2)	(1.6)
Net income	$827.3	4.5%	$773.3	5.1%
Net sales
Total Net sales for the nine months ended September 30, 2022 increased $3,027 million, or 19.8%, to $18,310 million compared to the nine months ended September 30, 2021. The Net sales growth was driven by all operating segments. For additional information, see the “Segment Results of Operations” below.
Gross profit
Gross profit increased $913 million, or 35.2%, to $3,506 million for the nine months ended September 30, 2022, compared to $2,593 million for the nine months ended September 30, 2021. As a percentage of Net sales, Gross profit margin increased 210 basis points to 19.1% for the nine months ended September 30, 2022. The increase in Gross profit margin was primarily driven by more favorable product mix and rate and higher mix of netted down revenue, as well as increased Net sales and margins on professional services as a result of the recent business acquisitions.
Selling and administrative expenses
Selling and administrative expenses increased $704 million, or 46.5%, to $2,217 million for the nine months ended September 30, 2022, compared to $1,513 million for the nine months ended September 30, 2021. The increase was primarily driven by higher payroll consistent with higher Gross profit and higher coworker count, including the impact of the acquisition of Sirius, as well as higher intangible asset amortization and integration expenses from the acquisition of Sirius.
Operating income
Operating income was $1,289 million for the nine months ended September 30, 2022, an increase of $209 million, or 19.3%, compared to $1,080 million for the nine months ended September 30, 2021. Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization and integration expenses from the acquisition of Sirius.
Interest expense, net
Interest expense, net, for the nine months ended September 30, 2022 was $176 million, an increase of $69 million compared to $108 million for the nine months ended September 30, 2021. This increase was primarily driven by additional interest expense from the $2.5 billion aggregate principal amount of unsecured senior notes issued on December 1, 2021, the net proceeds of which were used to fund the acquisition of Sirius.
Income tax expense
Income tax expense was $279 million and $237 million for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.2% and 23.5% for the nine months ended September 30, 2022 and 2021, respectively.
The higher effective tax rate for the nine months ended September 30, 2022 as compared to the same period in the prior year was primarily attributable to lower excess tax benefits on equity-based compensation and higher non-deductible expenses, partially offset by a prior year discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Nine Months Ended September 30,
	2022		2021
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$7,866.1	43.0%	$5,856.2	38.3%	$2,009.9	34.3%

Small Business	1,515.2	8.3	1,382.7	9.0	132.5	9.6

Public:
Government	1,941.8	10.6	1,598.3	10.5	343.5	21.5
Education	2,965.2	16.2	3,159.0	20.7	(193.8)	(6.1)
Healthcare	1,793.3	9.8	1,399.0	9.2	394.3	28.2
Total Public	6,700.3	36.6	6,156.3	40.4	544.0	8.8

Other	2,228.8	12.1	1,888.7	12.3	340.1	18.0

Total Net sales	$18,310.4	100.0%	$15,283.9	100.0%	$3,026.5	19.8%
(1)There were 191 selling days for both the nine months ended September 30, 2022 and 2021.

Operating income by segment, in dollars and as a percentage of total Net sales, and the year-over-year percentage change are as follows:

	Nine Months Ended September 30,
	2022		2021
	Dollars in Millions	Operating Margin	Dollars in Millions	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$644.5	8.2%	$522.6	8.9%	23.3%
Small Business	140.7	9.3	128.2	9.3	9.8
Public	553.0	8.3	468.7	7.6	18.0
Other(2)	96.8	4.3	73.3	3.9	32.1
Headquarters(3)	(146.4)	nm*	(113.1)	nm*	29.4
Total Operating income	$1,288.6	7.0%	$1,079.7	7.1%	19.3%
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
Corporate
Corporate segment Net sales for the nine months ended September 30, 2022 increased $2,010 million, or 34.3%, compared to the nine months ended September 30, 2021. This increase in Net sales, which also included the contribution from the acquisition of Sirius, was primarily driven by customers’ priorities on digital transformation and continued focus on a hybrid work model. These factors resulted in higher Net sales across various categories, including notebooks/mobile devices, netcomm products, video, enterprise storage, software and services.
Corporate segment Operating income was $645 million for the nine months ended September 30, 2022, an increase of $122 million, or 23.3%, compared to $523 million for the nine months ended September 30, 2021. Corporate segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization from the acquisition of Sirius.
Small Business
Small Business segment Net sales for the nine months ended September 30, 2022 increased $133 million, or 9.6%, compared to the nine months ended September 30, 2021. This increase was primarily driven by customers’ priorities on digital transformation, resulting in increased Net sales in notebooks/mobile devices, software and services.
Small Business segment Operating income was $141 million for the nine months ended September 30, 2022, an increase of $13 million, or 9.8%, compared to $128 million for the nine months ended September 30, 2021. Small Business segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll.
Public
Public segment Net sales for the nine months ended September 30, 2022 increased $544 million, or 8.8%, compared to the nine months ended September 30, 2021. This increase in Net sales, which also included the contribution from the acquisition of Sirius, was primarily driven by Healthcare and Government customers. Net sales to Healthcare customers increased by 28.2% primarily due to continued focus in digital transformation to enhance patient experiences, which resulted in increased Net sales in software and services. Net sales to Government customers increased 21.5% primarily driven by state and local customers, which resulted in increased Net sales in services and netcomm products. These increases were partially offset by decreased Net sales to Education customers of 6.1% primarily driven by decreased Net sales in notebooks/mobile devices with K-12 customers.

Public segment Operating income was $553 million for the nine months ended September 30, 2022, an increase of $84 million, or 18.0%, compared to $469 million for the nine months ended September 30, 2021. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization from the acquisition of Sirius.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the nine months ended September 30, 2022 increased $340 million, or 18.0%, compared to the nine months ended September 30, 2021. This increase was driven by both our UK and Canadian operations as customers continued to focus on digital transformation, resulting in increased Net sales in notebooks/mobile devices and software.
Operating income was $97 million for the nine months ended September 30, 2022, an increase of $24 million, or 32.1%, compared to $73 million for the nine months ended September 30, 2021. Other Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income and Net sales growth on a constant currency basis for the nine months ended September 30, 2022 and 2021 below.
Non-GAAP operating income and Non-GAAP operating income margin

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	% Change
Operating income, as reported	$1,288.6	$1,079.7	19.3%
Amortization of intangibles(1)	126.4	70.6
Equity-based compensation	71.4	53.3
Acquisition and integration expenses	36.3	12.5
Other adjustments	4.7	4.8
Non-GAAP operating income	$1,527.4	$1,220.9	25.1%
Non-GAAP operating income margin	8.3%	8.0%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Non-GAAP income before income taxes and Non-GAAP net income

	Nine Months Ended September 30,
	2022			2021
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
As reported	$1,106.6	$(279.3)	$827.3	$1,010.5	$(237.2)	$773.3	7.0%
Gain on sale of equity method investment	—	—	—	(36.0)	8.8	(27.2)
Amortization of intangibles(2)	126.4	(33.8)	92.6	70.6	(13.4)	57.2
Equity-based compensation	71.4	(23.7)	47.7	53.3	(36.3)	17.0
Acquisition and integration expenses	36.3	(9.4)	26.9	12.5	(3.1)	9.4
Other adjustments	4.7	(1.2)	3.5	5.2	(1.4)	3.8
Non-GAAP	$1,345.4	$(347.4)	$998.0	$1,116.1	$(282.6)	$833.5	19.7%
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

Net sales growth on a constant currency basis

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	% Change(1)
Net sales, as reported	$18,310.4	$15,283.9	19.8%
Foreign currency translation(2)	—	(125.7)
Net sales, on a constant currency basis	$18,310.4	$15,158.2	20.8%
(1)There were 191 selling days for both the nine months ended September 30, 2022 and 2021.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable for the nine months ended September 30, 2022.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves US private sector business customers with more than 250 employees, have historically been higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers. Since the onset of the COVID-19 pandemic, we have experienced variability compared to historic seasonality trends. Seasonality by channel is expected to continue to be different than historical experience.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our revolving loan facility. As of September 30, 2022, we had $1.1 billion of availability for borrowings under our revolving loan facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
On September 30, 2022, we prepaid $400 million on the Term Loan Facility without penalty. As a result of the prepayment, no additional mandatory payments are required on the remaining principal amount until its maturity date.
As of September 30, 2022, we had total unsecured indebtedness of $6.2 billion. At September 30, 2022, we were in compliance with the covenants under our credit agreements and indentures.
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

Share Repurchase Program
During the nine months ended September 30, 2022, we made no share repurchases. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2022 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.50	February 9, 2022	February 25, 2022	March 10, 2022
$0.50	May 4, 2022	May 25, 2022	June 10, 2022
$0.50	August 3, 2022	August 25, 2022	September 9, 2022
On November 2, 2022, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.59 per share. The dividend will be paid on December 9, 2022 to all stockholders of record as of the close of business on November 25, 2022.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Net cash provided by:
Operating Activities	$1,094.0	$636.7

Investing Activities
Capital expenditures	(97.2)	(66.2)
Acquisitions of businesses, net of cash acquired	(28.0)	(339.7)
Proceeds from sale of equity method investment	—	36.0
Cash flows used in investing activities	(125.2)	(369.9)

Financing Activities
Net change in accounts payable - inventory financing	46.6	(183.7)
Financing payments for revenue generating assets	—	(46.1)
Other cash flows used in financing activities	(877.0)	(1,202.0)
Cash flows used in financing activities	(830.4)	(1,431.8)

Effect of exchange rate changes on cash and cash equivalents	(11.9)	(0.1)
Net increase (decrease) in cash and cash equivalents	$126.5	$(1,165.1)

Operating Activities
Cash flows provided by operating activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change
Net income	$827.3	$773.3	$54.0
Adjustments for the impact of non-cash items(1)	296.9	145.9	151.0
Net income adjusted for the impact of non-cash items	1,124.2	919.2	205.0
Changes in assets and liabilities:
Accounts receivable(2)	(156.2)	(323.5)	167.3
Merchandise inventory(3)	(16.1)	(87.5)	71.4
Accounts payable-trade	188.5	179.7	8.8
Other	(46.4)	(51.2)	4.8
Cash flows provided by operating activities	$1,094.0	$636.7	$457.3
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to collection performance.
(3)The change is primarily driven by shipment activity related to customer stocking positions.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2022	2021
Days of sales outstanding (DSO)(1)	68	61
Days of supply in inventory (DIO)(2)	18	17
Days of purchases outstanding (DPO)(3)	(68)	(53)
Cash conversion cycle	18	25
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
The cash conversion cycle decreased to 18 days at September 30, 2022, compared to 25 days at September 30, 2021. The overall decrease was impacted by the acquisition of Sirius. In addition, netted down revenue has an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis. The increase in DIO was primarily due to a higher stocking position driven by demand.
Investing Activities
Net cash used in investing activities decreased $245 million for the nine months ended September 30, 2022 compared to September 30, 2021. This decrease was primarily due to the acquisitions of Amplified IT LLC and Focal Point Data Risk LLC in 2021, partially offset by increased capital expenditures in 2022 due to increased investment in our information technology systems and proceeds received from the sale of an equity method investment in 2021.

Financing Activities
Net cash used in financing activities decreased $601 million for the nine months ended September 30, 2022 compared to September 30, 2021. This decrease was primarily due to the absence of share repurchases in 2022 and increased volume through our inventory financing arrangements, partially offset by repayments on our senior unsecured term loan facility and net repayments on our revolving loan facility. For additional information regarding the inventory financing agreements and debt activities, see Note 5 (Inventory Financing Agreements) and Note 7 (Debt) to the accompanying Consolidated Financial Statements.
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
The following tables set forth Balance Sheet information as of September 30, 2022 and December 31, 2021, and Statement of Operations information for the nine months ended September 30, 2022 and for the year ended December 31, 2021. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	September 30, 2022	December 31, 2021
Current assets	$5,989.6	$4,584.1
Goodwill	3,944.0	2,373.1
Other assets	2,064.4	1,017.3
Total Non-current assets	6,008.4	3,390.4
Current liabilities	4,830.7	3,393.0
Long-term debt	5,997.4	6,534.6
Other liabilities	618.8	562.4
Total Long-term liabilities	6,616.2	7,097.0
Statement of Operations Information

(dollars in millions)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Net sales	$16,004.5	$17,979.4
Gross profit	3,122.4	3,078.0
Operating income	1,181.0	1,301.9
Net income	747.6	921.3
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2022, we made no share repurchases.
As of September 30, 2022, we had $87.6 million remaining available under our share repurchase program.
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

CDW CORPORATION

Date:	November 2, 2022	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)