Form 10-K
period 2022-12-31
CDW Corp
filed 2023-02-24
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements
of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐  Yes    ☒  No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant
to §240.10D-1(b).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $21,272 million, based on the per share closing sale price of $157.56 on that date.

As of February 21, 2023, there were 135,591,556 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be held on May 18, 2023, which will be filed with the Securities and Exchange Commission on or before April 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2022

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
On December 1, 2021, we completed our previously announced acquisition of Sirius Computer Solutions, Inc. (“Sirius”). This strategic acquisition has enhanced our services and solutions capabilities in key areas, including hybrid infrastructure, security, digital and data innovation, and cloud and managed services, as well as added services scale, further balancing and diversifying our portfolio mix. The addition of Sirius strengthens our role as the trusted technology advisor to our customers, with the expertise and portfolio breadth, depth and scale to orchestrate complete customer-centric solutions.
We are vendor, technology and consumption model “agnostic”, offering a broad selection of products and multi-branded IT solutions. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,600 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
We simplify the complexities of technology solutions across design, selection, procurement, integration and management for our customers. Our goal is to have our customers, regardless of their size, view us as a trusted adviser and extension of their IT resources. Our multi-brand offering approach across our vendor partners enables us to provide the solutions and services that best address each customer’s specific requirements to enable their desired business outcomes.
We have capabilities to provide integrated IT solutions in more than 150 countries for customers with primary locations in the US, UK and Canada, which are large and growing markets. According to the International Data Corporation (“IDC”), the total US, UK and Canadian IT market generated approximately $1.4 trillion in sales in 2022. We believe our addressable markets in the US, UK and Canada represent approximately $460 billion in annual sales. These are highly fragmented markets served by thousands of IT resellers and solutions providers. For the year ended December 31, 2022, we estimate that our total Net sales of $23.7 billion represented approximately 5% of our addressable markets. We believe that demand for IT will continue to outpace general economic growth in the markets we serve, fueled by new technologies, including hybrid and cloud computing, virtualization and mobility as well as growing end-user demand for security, efficiency and productivity.
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
In our US business, which represents approximately 90% of our revenues, we currently have five dedicated customer channels: corporate, small business, government, education and healthcare, each of which generated $1.9 billion or greater in Net sales in 2022. Net sales to customers in the UK and Canada combined generated $2.9 billion in 2022. We believe this diversity of customer end-markets provides us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and continue to gain market share.
Partners
We provide more than 100,000 products and services from more than 1,000 partners, including well-established companies such as Adobe, APC, Apple, Cisco, Dell EMC, Google, Hewlett Packard Enterprise, HP Inc., IBM, Intel, Lenovo, Microsoft, NetApp, Nutanix, Palo Alto Networks, Poly, Pure Storage, Samsung, and VMware, as well as from emerging technology companies to expand our portfolio. This broad portfolio of partners and technologies enables us to offer customers significant options and meet customer demand for the products and solutions that best meet their needs. We believe our value proposition to vendor partners enables us to evolve our offering as new technologies emerge and new companies seek us as a channel partner.
In 2022, we generated over $1.5 billion of Net sales from each of our five largest vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, Dell EMC, Hewlett Packard Enterprise, IBM, Microsoft, NetApp, Nutanix, Palo Alto Networks, Samsung, and VMware which reflects the extensive product and solution knowledge and capabilities that we bring to our customers’ IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
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
Inventory Management
We operate two distribution centers in North America and one distribution center in the UK which combined are more than 1 million square feet in size. Leveraging our distribution and logistics capabilities, we handle and ship approximately 38 million units annually on an aggregate basis from our distribution centers.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements represented approximately 51% of total North America Net sales in 2022. Electronic delivery for software licenses is approximately 12% of total North America Net sales in 2022.
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

Competition
The market for technology products and services is highly competitive and subject to economic conditions and rapid technological changes. This competitive environment includes the ability to tailor specific solutions to customer needs, the quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. We face competition from resellers, direct manufacturers, large service providers, cloud providers, telecommunication companies, and to a lesser extent e-tailers and retailers. Smaller, local or regional value-added resellers typically focus on a single solution suite or portfolio of solutions from one or two vendor partners.
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
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions vital to their strategies and missions rather than discrete product and services categories. We estimate that approximately 50% of our Net sales in 2022 in the US came from sales of product categories and services typically associated with solutions. Our hardware products include notebooks/mobile devices (including tablets), network communications, desktop computers, video monitors, enterprise and data storage, and other hardware. Our software products include application suites, security, virtualization, operating systems and network management. Our services include advisory and design, software development, implementation, managed services and warranties.
IT is important to both critical business operations and to drive greater growth and productivity. To help our customers accomplish this, we have built a robust portfolio of solutions across hybrid infrastructure, digital experience, security and services that we provide in physical, virtual, or cloud-based environments.
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
We offer a broad portfolio of integrated solutions that include the following on-premise, hybrid and cloud capabilities:
•Services: We help organizations design, orchestrate and manage technology for their unique needs. Our offerings demonstrate our expertise in the most critical technology areas for our customers. Our service delivery engineers have expertise which include integrated cloud, collaboration, data center, mobility and security business technology, from the physical to the application layer. We leverage best-in-class partner technology platforms to seamlessly architect and manage disparate IT platforms into integrated business technology solutions.
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
Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications, was as follows:

	Year Ended December 31,
	2022		2021		2020
	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales	Dollars in Millions	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$6,179.7	26.0%	$6,659.4	32.0%	$5,486.2	29.7%
Netcomm Products	2,729.7	11.5	1,950.9	9.4	1,955.0	10.6
Desktops	1,284.9	5.4	1,203.6	5.8	1,132.4	6.1
Video	1,785.2	7.5	1,605.0	7.7	1,190.8	6.4
Enterprise and Data Storage (Including Drives)	1,375.0	5.8	992.1	4.8	947.4	5.1
Other Hardware	4,736.5	19.9	4,358.6	20.9	4,121.6	22.3
Total Hardware	18,091.0	76.1	16,769.6	80.6	14,833.4	80.2

Software(1)	3,684.9	15.5	2,802.4	13.5	2,581.0	14.0
Services(1)	1,842.0	7.8	1,126.1	5.4	913.9	4.9
Other(2)	130.8	0.6	122.7	0.5	139.2	0.9
Total Net sales	$23,748.7	100.0%	$20,820.8	100.0%	$18,467.5	100.0%
1.Certain software and services revenue is recorded on a net basis for accounting purposes, so the category percentage of Net sales is not representative of the category percentage of gross profits.
2.Includes items such as delivery charges to customers.

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
We have approximately 15,100 coworkers across the globe, with 12,250 coworkers in the US, 1,750 in the UK and 1,100 in Canada. More than 50% of our US Net sales are generated by account managers who have more than seven years of tenure with CDW. Our coworker relations are strong and none of our coworkers are covered by collective bargaining agreements.
Diversity, Equity and Inclusion
CDW’s commitment to diversity, equity and inclusion is a core value that shapes who we are, and how we work, grow and do business. We remain steadfast in our commitment to a culture of inclusion and equity, where everyone feels they belong.
Our diversity, equity and inclusion efforts foster an inclusive environment for coworkers and job candidates that cannot be separated from how we work with customers, partners and the community. It all comes back to our character, values and ethics as an organization. We are focused on making sure our values are reflected in our behavior where everyone feels they are seen, heard and valued.
Coworker Engagement
We strive to create a culture of collaboration, belonging and individual growth and reward. Our coworker engagement strategy utilizes frequent, short surveys as well as virtual listening groups to gain a real-time understanding of the coworker experience at CDW. As a result of our coworkers’ consistent engagement, we have garnered meaningful feedback and recommendations, which have led to measurable and impactful results.
Training & Development
We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our coworkers’ careers at CDW. Our programs include: leadership development trainings, unique developmental opportunities for our high-potential emerging leaders, a 24-month training program for new North American sales coworkers, technical skill development training, an 15-month apprentice-style program for aspiring engineers, and coworker access to over 15,000 on-demand educational modules.
Total Rewards
Our total rewards philosophy provides market competitive compensation and benefits designed to attract, retain and motivate our coworkers. We pay for performance through our compensation programs which are aligned to both individual and company performance. Our sellers’ compensation is aligned to their individual performance and provides substantially uncapped commission opportunity. We provide a comprehensive benefits package to our coworkers, including healthcare, retirement plans with profit sharing and match, tuition assistance, inclusive parental leave policies, adoption assistance, paid time off, paid volunteer hours and philanthropic match programs based upon eligibility and location.
Health and Safety
We continue to follow our three guiding principles. First, safeguard the health and well-being of our coworkers, second, serve the mission-driven needs of our customers and third, support our communities. We have implemented a wide variety of measures to help keep our coworkers healthy and safe. Since the start of the pandemic, we have maintained a cross-functional response team led by senior leadership to guide the Company’s response to COVID-19, and we continually monitor guidance of the world’s leading health authorities. In addition, we implemented safety protocols at our distribution centers, such as additional personal protective equipment, expanded health and safety training and increased available mental health resources.
Oversight and Management
Our Coworker Services organization is responsible for the strategy and management of coworker-related matters, working in concert with all our leaders. Our Board understands the importance of our inclusive, performance-driven culture to our ongoing success and is actively engaged with our President and Chief Executive Officer and our Chief People Officer across a broad range of human capital management topics.

Marketing
We market the CDW brand to US, UK and Canadian audiences using a variety of channels that include digital, broadcast, print, social and other emerging channels. We market to current and prospective customers through integrated marketing programs including behaviorally targeted email, display ads, paid search, social media, events and sponsorships, as well as mass media. This promotion is also supported by integrated communication efforts targeting technology decision-makers, influencers and the general public using a combination of expert technology articles, videos, case studies, media interviews and speaking opportunities.
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
Information Technology Systems
We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales, distribution and financial accounting and reporting. Our systems provide us with thorough and detailed information regarding key aspects of our business. These capabilities help us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high quality customer service. We believe our websites and software tools, which provide electronic order processing and advanced features, such as order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships.
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
In 2019, we acquired Canada-based technology solutions provider, Scalar Decisions Inc.
CDW’s AmplifiedTM Services portfolio has been aided by acquisitions of various companies. In addition to the acquisition of Sirius in 2021, an IT solutions integrator, as described above, we further strengthened our consulting and services expertise by acquiring Aptris, an IT service management solutions provider and ServiceNow Elite partner, in 2019. In 2020, we acquired IGNW, a cloud-native services, software development and data orchestration capability provider. In 2021, we acquired Amplified IT, which has expert capability in Google Workspace for Education and Focal Point Data Risk, which has expert capabilities in cybersecurity services.
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
We purchase the products included in our portfolio both directly from our vendor partners and from wholesale distributors. A significant portion of our sales are derived from products manufactured by Apple, Cisco, Dell EMC, HP Inc., Lenovo and Microsoft. In addition, purchases from two wholesale distributors, Ingram Micro and TD SYNNEX, represent approximately one-third of our total US purchases. The loss of, or change in business relationship with, any of these or any other wholesale distributors or key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.
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
The global spread of COVID-19 continues to create significant macroeconomic uncertainty, volatility and disruption. Many governments and health authorities have from time to time implemented recommendations or mandates intended to slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, or social distancing and other mitigation measures, resulting in modified operations of various businesses including ours, and these measures may remain in place for a significant period of time. While some of these restrictions have been lifted or eased in certain jurisdictions, the recovery process remains uncertain. We have experienced and could continue to experience disruptions, including as a result of resurgences of COVID-19, that prevent us from meeting the demands of our customers, such as product constraints from our vendor partners and wholesale distributors and other disruptions to our supply chain, disruptions in or restrictions on the ability of our coworkers to work effectively, temporary closures of our distribution facilities, modifications in the operation of facilities that remain open and disruptions of commercial delivery services. The impact of COVID-19 and measures implemented to slow the spread have caused and could continue to cause delay in, or limit the ability of, our customers to place orders for our products and services and make timely payments to us and could materially increase our labor, logistics and other costs. As long as the pandemic continues, our coworkers will continue to be exposed to health risks, and we could be negatively impacted in the future if a significant number of our coworkers, or coworkers who perform critical functions, become unable to work as a result of exposure to COVID-19. In addition, the pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, including the US, the UK and Canada. During the COVID-19 pandemic and even after it has subsided, we may experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn or volatility, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices. In addition, we have experienced and may continue to experience inflationary pressures, resulting in increased product prices that we may be unable to pass on to our customers.
Individually and collectively, the consequences of the COVID-19 pandemic have adversely impacted and could continue to adversely impact our business and results of operations and could also adversely impact our cash flows, financial condition and liquidity. The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows, financial condition and liquidity in the future will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the ultimate duration of the pandemic, future resurgences and emergences of new variants of the virus and their severity, the availability, efficacy and acceptance of vaccines and treatments, actions taken to contain the virus including reimplementation of closures, and the effectiveness of these actions, and to what extent normal economic and operating conditions can resume and be sustained. The COVID-19 pandemic has and may continue to have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our sales are dependent on continued innovations in hardware, software and services by our vendor partners and the competitiveness of their offerings, and our ability to partner with new and emerging technology providers.
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services, such as cloud-based and other “as a service” solutions. We have been and will continue to be dependent on innovations in hardware, software and services, as well as the acceptance of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, a lack of acceptance of innovations by our customers or delays in technology spending by our customers, could have an adverse effect on our business, results of operations or cash flows.
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
We compete with hardware resellers, manufacturers who sell directly to customers, large service providers and system integrators, communications service providers, cloud providers, e-commerce companies and office supply retailers, among others. We expect the competitive landscape to continue to evolve as new technologies and consumption models emerge, such as cloud-based and other “as a service” solutions, hyper-converged infrastructure and embedded software solutions. Our continued competitiveness depends upon our ability to anticipate and evolve at pace and scale with new technologies, services and solutions through strategic and timely investments in innovation, expansion of offerings and the capabilities necessary to implement them.
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
Our information technology systems are inherently exposed to varied technological threats beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, both internal and external, and from human error, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our reputation, business and results of operations due to failure to comply with customer, partner, legal or regulatory obligations.
Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.
Our business involves the handling, storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers, partners and others, which we must do in compliance with applicable law. In connection with our services business, some of our coworkers have access to our customers’ confidential data and other information. Additionally, third parties, such as data center colocation and hosted solution partners, provide services to us and also provide services as a component of our services delivery to customers. These third parties or others that are a part of our supply chain could also be a source of security risk in the event of a failure to protect their own products, security systems and infrastructure and we may not be able to control the manner in which these third parties respond to any security breach. We have privacy and data security policies, practices and controls in place that are designed to prevent security breaches; however, as newer technologies evolve, as more business is conducted over the internet and remotely, as we acquire more business operations and as the portfolio of the service providers we exchange confidential information, software and/or hardware with expands, we are exposed to increased risks from breaches in security, including those arising from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks.
We, and some third parties upon which we rely, regularly experience malicious attacks and other attempts to gain authorized access to our systems, and attacks against us by state-sponsored organizations and nation-states may increase during periods of intense diplomatic or armed conflicts such as the ongoing conflict between Russia and Ukraine. Although we have not experienced a material security breach to date, the evolving nature of cybersecurity threats, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations and nation-states, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, make it increasingly challenging to anticipate, detect and defend against these threats. We and our third party partners have implemented various security controls to meet compliance and privacy requirements while defending against these evolving security threats. However, breaches in security could expose us, our supply chain, our customers or other individuals to significant disruptions and a risk of public disclosure, loss or misuse of confidential data.
Security breaches could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information (including those under the European Union General Data Protection Regulation and the California Privacy Rights Act), significant remediation costs as well as the loss of existing or potential customers and, ultimately, damage to our brand and reputation. While we maintain insurance coverages that are intended to address certain aspects of data security, such insurance may be insufficient to cover all losses or all types of claims that may arise, and may not continue to be available to us on economically reasonable terms or at all. Moreover, media or other reports of perceived vulnerabilities in our network security or perceived lack of security within our environment, even if inaccurate, could materially adversely impact our reputation and business. The cost and operational consequences of implementing further data protection measures could also be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.
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
A sustained labor shortage or increased turnover rates within our coworker base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain coworkers, and could adversely affect our business, results of operations or cash flows. Additionally, if we fail to effectively manage our workforce, we may need to terminate or reposition coworkers within our Company to eliminate an abundance of or to reconfigure resources, which could damage our coworker relations and our ability to attract and retain key personnel.
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
We are also exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. In addition to drop-ship arrangements with many of our OEMs and wholesale distributors, we seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments that created more rapid obsolescence or if our vendor partners were to change their terms and conditions, our inventory risks could increase. We also from time to time take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendor partners or we may decide to carry high inventory levels of certain products that have limited or no return privileges due to customer demand or request or to manage supply chain interruptions. If we purchase inventory in anticipation of customer demand that does not materialize, or if customers reduce, delay or decommit from orders, and if we were unable to return the inventory to a vendor partner, we would be exposed to an increased risk of inventory obsolescence.
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
We may experience significant variations in our future quarterly results of operations. These fluctuations may cause the market price of our common stock to be volatile and may result from many factors, including the condition of the technology industry in general, shifts in demand and pricing for hardware, software and services, the introduction of new products or upgrades. Further, if our customers’ businesses are adversely affected by global or regional economic conditions such as cost inflation or rising interest rates, they may delay or reduce purchases from us, which could adversely affect our results of operations.
Our operating results are also highly dependent on Gross profit as a percentage of Net sales. Our Gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control, including general macroeconomic conditions including inflation; pricing pressures; changes in product costs from our vendor partners; the availability of price protection, purchase discounts and incentive programs from our vendor partners; changes in product, order size and customer mix; the risk of some items in our inventory becoming obsolete; increases in product and delivery costs that we cannot pass on to customers; and general market and competitive conditions.
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
Weak or unstable economic conditions generally, inflation and actions taken by central banks to counter inflation, sustained uncertainty about global political conditions (such as that caused by UK’s exit from the European Union in 2020, referred to as “Brexit”), periods of intense diplomatic or armed conflict (such as the ongoing conflict between Russia and Ukraine and responsive sanctions against Russia), government spending cuts and the impact of new government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits), or a tightening of credit markets, including as a result of the COVID-19 pandemic or rising interest rates, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows.

The interruption of the flow of products from suppliers could disrupt our supply chain.
Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters (which may increase in number or severity as a result of climate change), political or social unrest, armed conflict, pandemics (such as the COVID-19 pandemic) or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities, could disrupt our supply chain. We have experienced and could continue to experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.
Moreover, supply chain disruptions have caused and could continue to cause us to experience more volatility in our level of inventory and delays in completion of orders and installations for our customers and could further exacerbate current inflationary pressures. In the event that supply chain pressures ease, we may experience changes in average selling prices and our gross margins on certain products as customers become more price sensitive.
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
We cannot predict whether the countries in which the products we sell, or any components of those products, are purchased or manufactured will be subject to new or additional trade restrictions or sanctions imposed by the US or foreign governments, including the likelihood, type or effect of any such restrictions. Periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine, may result in new and rapidly evolving trade restrictions and sanctions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards and customs restrictions against the products we sell, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations or cash flows. In addition, our exports are subject to regulations, some of which may be inconsistent, and noncompliance with these requirements could have a negative effect on our business, results of operations or cash flows.
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
As of December 31, 2022, we had $5.9 billion of total debt outstanding and $519 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $1.1 billion under our senior unsecured revolving loan facility (the “Revolving Loan Facility”). Our level of indebtedness could have important consequences, including the following:
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
Failure to maintain the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Major debt rating agencies regularly evaluate our debt based on a number of factors, and any rating assigned could be lowered or withdrawn by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our financial position, so warrant. We may not be able to maintain our existing investment grade ratings from certain credit rating agencies, and the failure to do so could increase the cost of servicing certain of our existing indebtedness, and make it more difficult to raise debt financing on favorable terms in the future.
We and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness, the risks associated with our level of indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2022, we had $1.1 billion available for additional borrowing under our Revolving Loan Facility.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2022, we had $857 million of variable rate debt outstanding. Interest rates increased significantly during 2022 and may continue to do so. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and could negatively impact our net income absent any derivative instruments. From time to time, we may execute derivative instruments to reduce interest rate volatility, subject to acceptable terms. We cannot assure you we will enter into such derivative instruments in the future or that such instruments will be effective.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, we owned or leased a total of 2.4 million square feet of space, primarily in the US, UK and Canada. We own two properties: a 513,240 square foot distribution center in North Las Vegas, Nevada, and a combined office and a 442,400 square foot distribution center in Vernon Hills, Illinois. In addition, we conduct sales, services and administrative activities in various locations primarily in the US, UK and Canada.
We believe our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, all within the next 13 years.
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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following table lists the name, age as of February 24, 2023 and positions of each executive officer of the Company.

Name	Age	Position
Christine A. Leahy	58	Chair of our Board of Directors since January 1, 2023; President and Chief Executive Officer and member of our Board of Directors since January 2019; Chief Revenue Officer from July 2017 to December 2018; Senior Vice President - International, Chief Legal Officer and Corporate Secretary from May 2016 to July 2017; Senior Vice President, General Counsel and Corporate Secretary from January 2007 to May 2016.
Sona Chawla	55	Chief Growth and Innovation Officer since January 2020; President, Kohl’s Corporation (an omnichannel retailer) from May 2018 to October 2019 and Chief Operating Officer from November 2015 to May 2018.
Christina M. Corley	55
Chief Commercial and Operating Officer since January 2020; Chief Operating Officer from January 2019 to January 2020; Senior Vice President, Commercial and International Markets from July 2017 to December 2018; Senior Vice President, Corporate Sales from September 2011 to July 2017.

Frederick J. Kulevich	57	Senior Vice President, General Counsel and Corporate Secretary since October 2017; Vice President and Deputy General Counsel from May 2016 to October 2017; Vice President and Assistant General Counsel from May 2014 to May 2016; Senior Director, Ethics and Compliance from July 2006 to May 2014.
Albert J. Miralles	53
Senior Vice President and Chief Financial Officer since September 2021; Executive Vice President and Chief Financial Officer, CNA Financial Corporation (a commercial property and casualty insurance company) from February 2020 to September 2021; President, CNA Warranty from October 2019 to September 2021; Executive Vice President and Chief Risk Officer of the CNA Insurance Companies from January 2018 to October 2019.

Carolyn Wiesenhahn	51	Chief People Officer and Senior Vice President, Coworker Services since September 2022; Senior Vice President Human Resources, CVS Health (a health solutions company) from June 2016 to August 2022.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market since June 27, 2013 under the symbol “CDW.”
Holders
As of February 21, 2023, there were 7 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 8, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.59 per share. The dividend will be paid on March 10, 2023 to all stockholders of record as of the close of business on February 24, 2023.
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
Issuer Purchases of Equity Securities
On February 10, 2021, we announced that our Board of Directors authorized a $1.25 billion increase to our share repurchase program under which we may repurchase shares of our common stock from time to time in private transactions, open market purchases or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares and the program may be modified, suspended or discontinued at any time.
During the three months ended December 31, 2022, we made no share repurchases.
As of December 31, 2022, we had $87.6 million remaining available under our share repurchase program. On February 8, 2023, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program.
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
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2017 through and including the market close on December 31, 2022, with the cumulative total return for the same time period of the same amount invested in the S&P 500 Index, the S&P Information Technology Index and a peer group index. We added the S&P Information Technology Index to provide investors with additional information on our performance relative to the general IT industry and will continue to also present our peer group index. Our peer group index for 2022 consists of the following companies: Accenture plc, Arrow Electronics, Inc., Avnet, Inc., Best Buy Company, Inc., CGI Group Inc., Cognizant Technology Solutions Corporation, DXC Technology Company, Flex Ltd., Genuine Parts Company, Henry Schein, Inc., Hewlett Packard Enterprise Company, Insight Enterprises, Inc., Jabil, Inc., LKQ Corporation, TD SYNNEX Corporation, W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; (vi) similar margins; (vii) comparable percentage of international sales; (viii) frequently identified as a peer by the other peer companies or Institutional Shareholder Services Inc.; or (ix) identified by the Company as a competitor.
The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Cumulative Total Shareholder Return
$400
$300
$200
$100
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
CDW Corp
S&P 500
S&P Information Technology
CDW Peers

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
CDW Corp	$100	$118	$210	$196	$308	$272
S&P 500	$100	$94	$121	$140	$178	$144
S&P Information Technology	$100	$98	$146	$207	$276	$196
CDW Peers	$100	$89	$117	$136	$191	$150
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
We are vendor, technology, and consumption model “agnostic”, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,600 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
On December 1, 2021, we completed the acquisition of Sirius Computer Solutions, Inc. (“Sirius”). Sirius is a leading provider of secure, mission-critical technology-based solutions and is one of the largest IT solutions integrators in the United States, leveraging its services-led approach, broad portfolio of hybrid infrastructure solutions, and deep technical expertise of its 2,600 coworkers to support corporate and public customers. This strategic acquisition has enhanced our breadth and depth of services and solutions offerings.
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
For a discussion of results for the year ended December 31, 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 28, 2022.

Trends and Key Factors Affecting our Financial Performance
We believe the following key factors may have a meaningful impact on our business performance, influencing our ability to generate sales and achieve our targeted financial and operating results:
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness to spend on information technology. Macroeconomic uncertainty persists as a result of the continued rate of inflation and the corresponding increase in interest rates driven by monetary policy. Additionally, social and geopolitical factors such as resurgences of COVID-19, changes in government administration and laws and the ongoing military conflict between Russia and Ukraine have resulted in business volatility and disruption. The enhanced uncertainty in the current environment may result in a delay or pause on investments in technology by our customers.
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
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, Gross profit, Net income, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Net sales growth on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, Free cash flow, Cash and cash equivalents, cash conversion cycle and debt levels including available credit. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
In this section, we present Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales growth on a constant currency basis and Free cash flow, which are non-GAAP financial measures.
We believe Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales growth on a constant currency basis provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present Free cash flow as we believe this measure provides more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation. For the definitions of Non-GAAP measures and reconciliations to the most directly comparable US GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”

The results of certain key business metrics are as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2022	2021
Net sales	$23,748.7	$20,820.8
Gross profit	4,686.6	3,568.5
Operating income	1,735.2	1,419.0
Net income	1,114.5	988.6
Non-GAAP operating income	2,050.5	1,645.4
Non-GAAP net income	1,341.5	1,118.9
Net income per diluted share	8.13	7.04
Non-GAAP net income per diluted share	9.79	7.97
Average daily sales(1)	93.5	82.0
Net debt(2)	5,607.5	6,600.4
Cash conversion cycle (in days)(3)	21	24
Cash provided by operating activities	1,335.9	784.6
Free cash flow	1,292.7	476.7
(1)    There were 254 selling days for both the years ended December 31, 2022 and 2021.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Year Ended December 31,
	2022		2021
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$23,748.7	100.0%	$20,820.8	100.0%
Cost of sales	19,062.1	80.3	17,252.3	82.9
Gross profit	4,686.6	19.7	3,568.5	17.1
Selling and administrative expenses	2,951.4	12.4	2,149.5	10.3
Operating income	1,735.2	7.3	1,419.0	6.8
Interest expense, net	(235.7)	(1.0)	(150.9)	(0.7)
Other (expense) income, net	(11.7)	—	29.7	0.1
Income before income taxes	1,487.8	6.3	1,297.8	6.2
Income tax expense	(373.3)	(1.6)	(309.2)	(1.5)
Net income	$1,114.5	4.7%	$988.6	4.7%
Net sales
Total Net sales for the year ended December 31, 2022 increased $2,928 million, or 14.1%, to $23,749 million compared to the prior year. All operating segments contributed to the Net sales growth. For additional information, see the “Segment Results of Operations” below.
Gross profit
Gross profit was $4,687 million for the year ended December 31, 2022, an increase of $1,118 million, or 31.3%, compared to $3,569 million for the year ended December 31, 2021. As a percentage of Net sales, Gross profit margin increased 260 basis points to 19.7% for the year ended December 31, 2022. The increase in Gross profit margin was primarily driven by more favorable product mix and rate and higher mix of netted down revenue, as well as increased Net sales and margins on services as a result of the recent business acquisitions.
Selling and administrative expenses
Selling and administrative expenses increased $802 million, or 37.3%, to $2,951 million for the year ended December 31, 2022, compared to $2,150 million for the year ended December 31, 2021. The increase was primarily driven by higher payroll expenses consistent with higher Gross profit and higher coworker count, including the impact of the acquisition of Sirius, and higher intangible asset amortization expense from the acquisition of Sirius.
Operating income
Operating income was $1,735 million for the year ended December 31, 2022, an increase of $316 million, or 22.3%, compared to $1,419 million for the year ended December 31, 2021. Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll expenses and higher intangible asset amortization from the acquisition of Sirius.
Interest expense, net
Interest expense, net was $236 million for the year ended December 31, 2022, an increase of $85 million, or 56.2%, compared to $151 million for the year ended December 31, 2021. This increase was primarily driven by additional interest expense from the $2.5 billion aggregate principal amount of unsecured senior notes issued on December 1, 2021, the net proceeds of which were used to fund the acquisition of Sirius.
Other (expense) income, net
During the year ended December 31, 2021, we sold all ownership interests in an equity method investment and recognized a $36 million gain, with no similar activity in 2022.

Income tax expense
Income tax expense was $373 million in 2022, compared to $309 million in 2021. The effective income tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 25.1% and 23.8% for 2022 and 2021, respectively.
For 2022, the effective tax rate differed from the US federal statutory rate primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation. For 2021, the effective tax rate differed from the US federal statutory rate primarily due to state and local income taxes and a discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023, partially offset by excess tax benefits on equity-based compensation.
The 2022 effective tax rate was higher than 2021 primarily attributable to lower excess tax benefits on equity-based compensation, partially offset by a prior year discrete deferred tax expense as a result of an increase in the UK corporate tax rate effective in 2023.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Year Ended December 31,
	2022		2021
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$10,350.1	43.6%	$8,179.7	39.3%	$2,170.4	26.5%
Small Business	1,938.9	8.2	1,870.1	9.0	68.8	3.7
Public:
Government	2,574.3	10.8	2,155.6	10.4	418.7	19.4
Education	3,621.4	15.2	4,108.7	19.7	(487.3)	(11.9)
Healthcare	2,355.6	9.9	1,919.3	9.2	436.3	22.7
Total Public	8,551.3	35.9	8,183.6	39.3	367.7	4.5
Other	2,908.4	12.3	2,587.4	12.4	321.0	12.4
Total Net sales	$23,748.7	100.0%	$20,820.8	100.0%	$2,927.9	14.1%
(1)There were 254 selling days for both the years ended December 31, 2022 and 2021.
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change was as follows:

	Year Ended December 31,
	2022		2021
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$931.7	9.0%	$697.3	8.5%	33.6%
Small Business	186.8	9.6	167.7	9.0	11.4
Public	681.7	8.0	606.7	7.4	12.4
Other(2)	130.7	4.5	115.8	4.5	12.9
Headquarters(3)	(195.7)	nm*	(168.5)	nm*	16.1
Total Operating income	$1,735.2	7.3%	$1,419.0	6.8%	22.3%
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
Corporate
Corporate segment Net sales for the year ended December 31, 2022 increased $2,170 million, or 26.5%, compared to the year ended December 31, 2021. This increase in Net sales, which also included the contribution from the acquisition of Sirius, was primarily driven by customers’ priorities on digital transformation and a hybrid work model. These factors resulted in higher Net sales across various categories, including software, netcomm products, services, enterprise storage, notebooks/mobile devices and video.
Corporate segment Operating income was $932 million for the year ended December 31, 2022, an increase of $234 million, or 33.6%, compared to $697 million for the year ended December 31, 2021. Corporate segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization from the acquisition of Sirius.
Small Business
Small Business segment Net sales for the year ended December 31, 2022 increased $69 million, or 3.7%, compared to the year ended December 31, 2021. This increase was primarily driven by customers’ priorities on digital transformation, resulting in increased Net sales in services, software and notebooks/mobile devices.
Small Business segment Operating income was $187 million for the year ended December 31, 2022, an increase of $19 million, or 11.4%, compared to $168 million for the year ended December 31, 2021. Small Business segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll.
Public
Public segment Net sales for the year ended December 31, 2022 increased $368 million, or 4.5%, compared to the year ended December 31, 2021. This increase in Net sales, which also included the contribution from the acquisition of Sirius, was primarily driven by Healthcare and Government customers. Net sales to Healthcare customers increased by 22.7% primarily due to continued focus in digital transformation to enhance patient experiences, which resulted in increased Net sales in services, netcomm products and software. Net sales to Government customers increased 19.4% primarily driven by state and local customers, which resulted in increased Net sales in netcomm products, services and software. These increases were partially offset by decreased Net sales to Education customers of 11.9% primarily driven by decreased Net sales in notebooks/mobile devices with K-12 customers.
Public segment Operating income was $682 million for the year ended December 31, 2022, an increase of $75 million, or 12.4%, compared to $607 million for the year ended December 31, 2021. Public segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll and higher intangible asset amortization from the acquisition of Sirius.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the year ended December 31, 2022 increased $321 million, or 12.4%, compared to the year ended December 31, 2021. This increase was driven by both our UK and Canadian operations as customers continued to focus on digital transformation, resulting in increased Net sales in software, netcomm products, notebooks/mobile devices and services.
Other Operating income was $131 million for the year ended December 31, 2022, an increase of $15 million, or 12.9%, compared to $116 million for the year ended December 31, 2021. Other Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll.

Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales growth on a constant currency basis and Free cash flow for the years ended December 31, 2022 and 2021 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, and acquisition and integration expenses. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP income before income taxes and Non-GAAP net income exclude, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, and the associated tax effects of each. Net sales growth on a constant currency basis is defined as Net sales growth excluding the impact of foreign currency translation on Net sales compared to the prior period. Free cash flow is defined as cash flows from operating activities less capital expenditures, adjusted for the net change in accounts payable-inventory financing and other financed purchases.
Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP income before income taxes, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales growth on a constant currency basis and Free cash flow are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial condition that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
We believe Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales growth on a constant currency basis provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present Free cash flow as we believe this measure provides more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation.
Non-GAAP operating income and Non-GAAP operating income margin

	Year Ended December 31,
(dollars in millions)	2022	2021	% Change
Operating income, as reported	$1,735.2	$1,419.0	22.3%
Amortization of intangibles(1)	167.9	94.9
Equity-based compensation	91.1	72.6
Acquisition and integration expenses	48.3	54.3
Other adjustments	8.0	4.6
Non-GAAP operating income	2,050.5	1,645.4	24.6%
Non-GAAP operating income margin	8.6%	7.9%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.

Non-GAAP net income and Non-GAAP net income per diluted share

	Year Ended December 31, 2022			Year Ended December 31, 2021
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
US GAAP, as reported	$1,487.8	$(373.3)	$1,114.5	$1,297.8	$(309.2)	$988.6	12.7%
Amortization of intangibles(2)	167.9	(44.6)	123.3	94.9	(18.9)	76.0
Equity-based compensation	91.1	(30.4)	60.7	72.6	(42.6)	30.0
Acquisition and integration expenses	48.3	(12.4)	35.9	54.3	(10.4)	43.9
Gain on sale of equity method investment	—	—	—	(36.0)	8.5	(27.5)
Net loss on extinguishment of long-term debt	1.6	(0.4)	1.2	6.0	(1.5)	4.5
Other adjustments	8.0	(2.1)	5.9	4.6	(1.2)	3.4
Non-GAAP	$1,804.7	$(463.2)	$1,341.5	$1,494.2	$(375.3)	$1,118.9	19.9%

Net income per diluted share, as reported			$8.13			$7.04
Non-GAAP net income per diluted share			$9.79			$7.97
Shares used in computing US GAAP and Non-GAAP net income per diluted share			137.0			140.5
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
Net sales growth on a constant currency basis

	Year Ended December 31,
(dollars in millions)	2022	2021	% Change(1)
Net sales, as reported	$23,748.7	$20,820.8	14.1%
Foreign currency translation(2)	—	(197.3)
Net sales, on a constant currency basis	$23,748.7	$20,623.5	15.2%
(1)There were 254 selling days for both the years ended December 31, 2022 and 2021.
(2)Represents the effect of translating Net sales for the year ended December 31, 2021 of CDW UK and CDW Canada at the average exchange rates applicable in 2022.
Free cash flow

	Year Ended December 31,
(dollars in millions)	2022	2021
Net cash provided by operating activities	$1,335.9	$784.6
Capital expenditures	(127.8)	(100.0)
Net change in accounts payable - inventory financing	84.6	(161.8)
Financing payments for revenue generating assets	—	(46.1)
Free cash flow	$1,292.7	$476.7

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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our revolving loan facility. As of December 31, 2022, we had $1.1 billion of availability for borrowings under our revolving loan facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Our material contractual obligations consist of debt and related interest payments and operating leases. See Note 9 (Debt) and Note 11 (Leases) to the accompanying Consolidated Financial Statements for additional information regarding future maturities of debt and operating leases.
Long-Term Debt and Financing Arrangements
During the year ended December 31, 2022, we prepaid $636 million on our senior unsecured term loan facility without penalty. As a result of the prepayment, no additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
As of December 31, 2022, we had total unsecured indebtedness of $5.9 billion and we were in compliance with the covenants under our various credit agreements and indentures.
We may from time to time repurchase one or more series of our outstanding unsecured senior notes, depending on market conditions, contractual commitments, our capital needs and other factors. Repurchases of our senior notes may be made by open market or private transactions and may be pursuant to Rule 10b5-1 plans or otherwise.
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
Share Repurchase Program
During 2022, we made no share repurchases. For additional information about our share repurchase program, refer to Note 12 (Stockholders’ Equity) to the accompanying Consolidated Financial Statements.

Dividends
A summary of 2022 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.500	February 9, 2022	February 25, 2022	March 10, 2022
$0.500	May 4, 2022	May 25, 2022	June 10, 2022
$0.500	August 3, 2022	August 25, 2022	September 9, 2022
$0.590	November 2, 2022	November 25, 2022	December 9, 2022
$2.090
On February 8, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.590 per share. The dividend will be paid on March 10, 2023 to all stockholders of record as of the close of business on February 24, 2023.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
(dollars in millions)	2022	2021
Net cash provided by (used in):
Operating Activities	$1,335.9	$784.6

Investing Activities
Capital expenditures	(127.8)	(100.0)
Acquisitions of businesses, net of cash acquired	(36.7)	(2,705.6)
Proceeds from sale of equity method investment	—	36.0
Cash flows used in investing activities	(164.5)	(2,769.6)

Financing Activities
Net change in accounts payable - inventory financing	84.6	(161.8)
Financing payments on revenue generating assets	—	(46.1)
Other cash flows from financing activities	(1,186.7)	1,040.7
Cash flows (used in) provided by financing activities	(1,102.1)	832.8

Effect of exchange rate changes on cash and cash equivalents	(12.2)	0.1
Net increase (decrease) in cash and cash equivalents	$57.1	$(1,152.1)

Operating Activities
Cash flows from operating activities are as follows:

	Year Ended December 31,
(dollars in millions)	2022	2021	Change
Net income	$1,114.5	$988.6	$125.9
Adjustments for the impact of non-cash items(1)	388.0	227.6	160.4
Net income adjusted for the impact of non-cash items	1,502.5	1,216.2	286.3
Changes in assets and liabilities:
Accounts receivable(2)	(34.8)	(616.8)	582.0
Merchandise inventory(3)	111.9	(151.0)	262.9
Accounts payable-trade(4)	(260.0)	374.5	(634.5)
Other	16.3	(38.3)	54.6
Net cash provided by operating activities	$1,335.9	$784.6	$551.3
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to sales volume and collection performance.
(3)The change is primarily driven by shipment activity related to customer stocking positions.
(4)The change is primarily due to timing of payments.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2022	2021
Days of sales outstanding (DSO)(1)	71	65
Days of supply in inventory (DIO)(2)	17	17
Days of purchases outstanding (DPO)(3)	(67)	(58)
Cash conversion cycle	21	24
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
The cash conversion cycle decreased to 21 days at December 31, 2022, compared to 24 days at December 31, 2021. The overall decrease was impacted by the acquisition of Sirius. In addition, netted down revenue increases DSO and DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis.
Investing Activities
Net cash used in investing activities decreased $2,605 million in 2022 compared to 2021. This decrease was primarily due to the acquisitions of Sirius, Amplified IT LLC and Focal Point Data Risk LLC in 2021, partially offset by increased capital expenditures in 2022 due to increased investment in our information technology systems and proceeds received from the sale of an equity method investment in 2021. For additional information regarding the acquisitions, see Note 3 (Acquisitions) to the accompanying Consolidated Financial Statements.

Financing Activities
Net cash provided by financing activities decreased $1,935 million in 2022 compared to 2021. The decrease was primarily due to less debt proceeds and higher debt payments in 2022. This decrease was partially offset by the absence of share repurchases and increased volume in our inventory financing arrangements. For additional information regarding the inventory financing and debt activities, see Note 7 (Inventory Financing Agreements) and Note 9 (Debt) to the accompanying Consolidated Financial Statements.
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
The following tables set forth Balance Sheet information as of December 31, 2022 and December 31, 2021, and Statement of Operations information for the years ended December 31, 2022 and 2021 for the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

	December 31,
(dollars in millions)	2022	2021
Current assets	$5,588.3	$4,584.1

Goodwill	3,939.7	2,373.1
Other assets	2,032.6	1,017.3
Total Non-current assets	5,972.3	3,390.4

Current liabilities	4,369.3	3,393.0

Long-term debt	5,792.9	6,534.6
Other liabilities	641.9	562.4
Total Long-term liabilities	6,434.8	7,097.0
Statements of Operations Information

	Year Ended December 31,
(dollars in millions)	2022	2021
Net sales	$20,741.8	$17,979.4
Gross profit	4,156.6	3,078.0
Operating income	1,584.7	1,301.9
Net income	1,005.8	921.3

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
For contracts consisting of multiple performance obligations, the total transaction price is allocated to each performance obligation based upon its standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. For certain types of performance obligations, we use a combination of methods to estimate the standalone selling price based on recent transactions. When evidence from recent transactions is not available to confirm that the prices are representative of the standalone selling price, an expected cost plus margin approach is used.
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
The nature of our contracts give rise to variable consideration, primarily in the form of volume rebates and sales returns and allowances. We estimate variable consideration at the most likely amount to which we expect to be entitled. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and all information that is reasonably available.
We recognize revenue from performance obligations when, or as, the customer obtains control over the specified good or service. That is, when the customer has the ability to direct the use of and obtain substantially all of the benefits from the good or service. For the sale of hardware and software, this is generally upon delivery to the customer. As a result, we perform an analysis to estimate the amount of Net sales in-transit at the end of the period and adjust revenue and the related costs to reflect only what has been delivered to the customer. This analysis requires judgment whereby we perform an analysis of the estimated number of days of sales in-transit to customers at the end of each reporting period based on a weighted-average analysis of commercial delivery terms that include drop-shipment arrangements. Changes in delivery patterns may result in a different number of business days estimated to make this adjustment. For the sale of professional services, we recognize the revenue over time given that our customers simultaneously receive and consume the benefits from these services as they are performed. Revenues from professional services are primarily recognized using an input method, which requires management to make estimates regarding the amount of resources required for each engagement in order to satisfy the performance obligation.

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
If we elect to bypass the qualitative assessment, or if indicators of impairment exist, a quantitative impairment test is performed. As part of the quantitative assessment, application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of our fair value in an orderly transaction between market participants. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital, future market conditions and profitability of future business strategies. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. However, our past estimates of fair value would not have indicated an impairment when revised to include subsequent years’ actual results.
We completed our annual impairment analysis during the fourth quarter of 2022. We performed a qualitative analysis for all reporting units and concluded that it was more likely than not that the fair values of all reporting units exceeded their respective carrying values and, therefore, did not result in an impairment. In 2020, we performed a quantitative analysis of goodwill impairment and determined that no impairment existed.
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
Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior unsecured revolving loan facility and our senior unsecured term loan facility are floating and, therefore, are subject to fluctuations. We manage our exposure to interest rate risk through the proportion of fixed-rate debt and variable-rate debt in our debt portfolio. Additionally, from time to time, we may execute derivative instruments in order to manage the risk associated with changes in interest rates on borrowings under our variable-rate debt facilities. For additional information on our debt, refer to Note 9 (Debt) to the accompanying Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products or services to customers when acting as a principal and upon arranging for the third party to provide the product or service, when acting as an agent. The Company applies judgment in determining whether it is the principal and reports revenue on a gross basis, or an agent and reports revenue on a net basis. The Company also sells some of its products and services as part of bundled contract arrangements containing multiple performance obligations. Significant judgment may be required when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together. For each distinct performance obligation, judgment is required to determine the relative standalone selling price to allocate the transaction price, such as using an expected cost plus margin approach.
Auditing the Company’s contracts with customers was challenging given the significant audit effort required to analyze the Company’s various products, services and contract arrangements. For example, certain customer contracts may contain multiple parties and there can be subjective judgment in assessing the Company’s role as principal or agent in the contract arrangement. For certain other customer contracts, there can be judgment in the identification of the distinct performance obligations along with the determination of the associated relative standalone selling prices.

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

Accounting for the Acquisition of Sirius - Valuation of Intangible Assets

Description of the Matter
As described in Note 1 and Note 3 to the consolidated financial statements, the Company acquired Granite Parent, Inc. (also referred to as “Sirius”) for net consideration of $2,455 million during the year ended December 31, 2021. The transaction was accounted for as a business combination and the Company allocated $1,164 million of the purchase price to the fair value of identified intangible assets.
Auditing the Company’s accounting for its acquisition of Sirius was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $1,164 million, which principally consisted of customer relationships of $1,140 million. The significant estimation uncertainty was primarily due to the sensitivity of the fair value of customer relationships to underlying assumptions about the future performance of the acquired business and the expectations of market participant synergies on which those assumptions were based. The Company used the income approach to measure customer relationships. The significant assumptions used to estimate the value of customer relationships included the long-term growth rate, customer attrition rate and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for accounting for the acquisition. We tested the design and operating effectiveness of the Company's controls over the estimation process supporting the recognition and measurement of customer relationships, including the measurement period adjustments. We also tested controls regarding management’s review of assumptions used in the valuation model.
To test the fair value of the Company’s customer relationships, including measurement period adjustments, we performed, with the assistance of our valuation specialists, audit procedures that included evaluating the Company’s selection of the valuation methodology, significant assumptions used and completeness and accuracy of the underlying data. For example, we compared the significant assumptions to historical and current industry, market and economic trends. We also tested the underlying source information used and verified the mathematical accuracy of the calculations within the valuation model.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
February 24, 2023

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars and shares in millions, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$315.2	$258.1
Accounts receivable, net of allowance for credit losses of $25.7 and $20.4, respectively	4,461.3	4,499.4
Merchandise inventory	800.2	927.6
Miscellaneous receivables	489.1	435.5
Prepaid expenses and other	498.2	357.5
Total current assets	6,564.0	6,478.1
Operating lease right-of-use assets	149.2	155.6
Property and equipment, net	188.8	195.8
Goodwill	4,342.7	4,382.9
Other intangible assets, net	1,490.7	1,628.1
Other assets	396.1	358.9
Total Assets	$13,131.5	$13,199.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$2,821.3	$3,114.2
Accounts payable-inventory financing	519.0	448.3
Current maturities of long-term debt	56.3	102.7
Contract liabilities	485.5	402.9
Accrued expenses and other current liabilities:
Compensation	377.8	361.7
Advertising	130.5	145.5
Sales and income taxes	73.5	65.9
Other	483.2	454.8
Total current liabilities	4,947.1	5,096.0
Long-term liabilities:
Debt	5,866.4	6,755.8
Deferred income taxes	203.4	222.3
Operating lease liabilities	175.2	184.2
Other liabilities	336.1	235.4
Total long-term liabilities	6,581.1	7,397.7
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 135.5 and 134.8 shares outstanding, respectively	1.4	1.3
Paid-in capital	3,518.1	3,369.5
Accumulated deficit	(1,763.8)	(2,570.7)
Accumulated other comprehensive loss	(152.4)	(94.4)
Total stockholders’ equity	1,603.3	705.7
Total Liabilities and Stockholders’ Equity	$13,131.5	$13,199.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$23,748.7	$20,820.8	$18,467.5
Cost of sales	19,062.1	17,252.3	15,257.4
Gross profit	4,686.6	3,568.5	3,210.1
Selling and administrative expenses	2,951.4	2,149.5	2,030.9
Operating income	1,735.2	1,419.0	1,179.2
Interest expense, net	(235.7)	(150.9)	(154.9)
Other (expense) income, net	(11.7)	29.7	(22.0)
Income before income taxes	1,487.8	1,297.8	1,002.3
Income tax expense	(373.3)	(309.2)	(213.8)
Net income	$1,114.5	$988.6	$788.5

Net income per common share:
Basic	$8.24	$7.14	$5.53
Diluted	$8.13	$7.04	$5.45

Weighted-average common shares outstanding:
Basic	135.2	138.5	142.6
Diluted	137.0	140.5	144.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,114.5	$988.6	$788.5
Other comprehensive income (loss):
Unrealized loss from cash flow hedge, net of tax	(0.1)	—	(0.6)
Reclassification of cash flow hedge to net income, net of tax	3.6	2.5	6.0
Foreign currency translation, net of tax	(61.5)	(1.1)	16.6
Other comprehensive (loss) income	(58.0)	1.4	22.0
Comprehensive income	$1,056.5	$990.0	$810.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,114.5	$988.6	$788.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290.6	191.2	425.6
Equity-based compensation expense	91.1	72.6	42.5
Deferred income taxes	(18.2)	(6.7)	(20.2)
Provision for credit losses	8.3	(5.4)	30.9
Other	16.2	(24.1)	42.1
Changes in assets and liabilities:
Accounts receivable	(34.8)	(616.8)	(226.4)
Merchandise inventory	111.9	(151.0)	(71.4)
Other assets	(208.9)	(134.8)	18.6
Accounts payable-trade	(260.0)	374.5	253.7
Other liabilities	225.2	96.5	30.4
Net cash provided by operating activities	1,335.9	784.6	1,314.3
Cash flows from investing activities:
Capital expenditures	(127.8)	(100.0)	(158.0)
Acquisitions of businesses, net of cash acquired	(36.7)	(2,705.6)	(43.0)
Proceeds from the sale of equity method investment	—	36.0	—
Net cash used in investing activities	(164.5)	(2,769.6)	(201.0)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	2,301.4	1,619.7	1,024.0
Repayments of borrowings under revolving credit facilities	(2,531.2)	(1,300.5)	(1,075.0)
Proceeds from issuance of long-term debt	—	3,917.5	1,300.0
Repayments of debt	(635.5)	(11.2)	(21.4)
Repayments of receivable financing liability	(68.8)	(15.8)	—
Payments to extinguish debt	—	(1,469.2)	(622.5)
Payments of debt financing fees	—	(38.1)	(16.2)
Net change in accounts payable-inventory financing	84.6	(161.8)	93.0
Financing payments for revenue generating assets	—	(46.1)	(18.1)
Repurchases of common stock	—	(1,500.4)	(340.6)
Proceeds from stock option exercises	30.2	69.9	49.2
Payment of incentive compensation plan withholding taxes	(23.1)	(28.5)	(22.5)
Dividend payments	(282.6)	(234.8)	(219.6)
Other	22.9	32.1	8.5
Net cash (used in) provided by financing activities	(1,102.1)	832.8	138.8
Effect of exchange rate changes on cash and cash equivalents	(12.2)	0.1	4.1
Net increase (decrease) in cash and cash equivalents	57.1	(1,152.1)	1,256.2
Cash and cash equivalents – beginning of period	258.1	1,410.2	154.0
Cash and cash equivalents – end of period	$315.2	$258.1	$1,410.2
Supplementary disclosure of cash flow information:
Interest paid	$(224.3)	$(134.3)	$(139.4)
Income taxes paid, net	$(362.2)	$(351.0)	$(245.6)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars and shares in millions)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2019	143.0	$1.4	$3,095.3	$(2,018.6)	$(117.8)	$960.3
Net income	—	—	—	788.5	—	788.5
Equity-based compensation expense	—	—	42.5	—	—	42.5
Stock option exercises	1.4	—	49.2	—	—	49.2
Coworker Stock Purchase Plan	0.1	—	16.8	—	—	16.8
Repurchases of common stock	(2.6)	—	—	(340.6)	—	(340.6)
Dividend payments ($1.540 per share)	—	—	1.1	(220.7)	—	(219.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(22.5)	—	(22.5)
Unrealized loss on cash flow hedge	—	—	—	—	(0.6)	(0.6)
Reclassification of cash flow hedge to net income	—	—	—	—	6.0	6.0
Foreign currency translation	—	—	—	—	16.6	16.6
Adoption of Credit Losses ASU 2016-13	—	—	—	0.5	$—	0.5
Balance as of December 31, 2020	141.9	1.4	3,204.9	(1,813.4)	(95.8)	1,297.1
Net income	—	—	—	988.6	—	988.6
Equity-based compensation expense	—	—	72.6	—	—	72.6
Stock option exercises	1.5	—	69.9	—	—	69.9
Coworker Stock Purchase Plan	0.1	—	20.6	—	—	20.6
Repurchases of common stock	(8.7)	(0.1)	—	(1,500.3)	—	(1,500.4)
Dividend payments ($1.700 per share)	—	—	1.5	(236.3)	—	(234.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(28.5)	—	(28.5)
Reclassification of cash flow hedge to net income	—	—	—	—	2.5	2.5
Foreign currency translation	—	—	—	—	(1.1)	(1.1)
Adoption of Income Tax ASU 2019-12	—	—	—	19.2	—	19.2
Balance as of December 31, 2021	134.8	1.3	3,369.5	(2,570.7)	(94.4)	705.7
Net income	—	—	—	1,114.5	—	1,114.5
Equity-based compensation expense	—	—	91.1	—	—	91.1
Stock option exercises	0.5	0.1	30.1	—	—	30.2
Coworker Stock Purchase Plan	0.2	—	25.5	—	—	25.5
Dividend payments ($2.090 per share)	—	—	1.9	(284.5)	—	(282.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(23.1)	—	(23.1)
Unrealized gain on cash flow hedge	—	—	—	—	(0.1)	(0.1)
Reclassification of cash flow hedge to net income	—	—	—	—	3.6	3.6
Foreign currency translation	—	—	—	—	(61.5)	(61.5)
Balance as of December 31, 2022	135.5	$1.4	$3,518.1	$(1,763.8)	$(152.4)	$1,603.3

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
On December 1, 2021, the Company completed its acquisition of all issued and outstanding equity interests in Granite Parent, Inc., the parent company of Sirius Computer Solutions, Inc. (“Sirius”), a leading provider of secure, mission-critical technology-based solutions and one of the largest IT solutions integrators in the US. The Company included the financial results of Sirius in its Consolidated Financial Statements from the date of the acquisition. For additional information on the acquisition of Sirius, see Note 3 (Acquisitions).
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
Accounts Receivable
The timing of revenue recognition may differ from the time of billing to customers. Accounts receivable presented on the Consolidated Balance Sheets represent an unconditional right to consideration, which includes unbilled receivables. Unbilled receivables represent revenues that are not currently billable where payment is unconditional and solely subject to the passage of time. These items are expected to be billed and collected in the normal course of business. Accounts receivable that are billed are recorded at the invoiced amount and include the taxes to be collected from the customer as part of the sale. Such billed amounts typically do not bear interest. The balance of the Company’s accounts receivable is classified as current for amounts expected to be collected within 12 months and noncurrent for amounts to be collected beyond 12 months.
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
For additional information on the Company’s accounts receivables, see Note 4 (Accounts Receivable and Contract Balances).
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
Leases
The Company enters into operating lease contracts, as assessed at contract inception, primarily for real estate, data centers and equipment. On the lease commencement date, the Company records operating lease liabilities based on the present value of the future lease payments. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. For real estate and data center contracts, the Company accounts for the lease and non-lease components as a single lease component. For certain equipment leases, the Company applies a portfolio approach to account for the right-of-use asset and operating lease liability. In assessing the lease term, the Company includes options to renew only when it is reasonably certain that it will be exercised; a determination which is at the sole discretion of the Company. For equipment leases used in revenue generating activities with an initial term of 12 months or less, the Company records a right-of-use asset and lease liability. For all remaining leases with an initial term of 12 months or less, the Company has elected to not record a right-of-use asset and lease liability. The Company records lease expense on a straight-line basis over the lease term beginning on the commencement date.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The Company recognizes revenue in transactions for which it is acting as a principal once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. The Company’s products can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically allow for the Company to recognize revenue when the product reaches the customer’s location.
The Company recognizes revenue in transactions for which it is acting as an agent once it has arranged for the third party to provide the product or service. Depending on the nature of the arrangement, this may occur at the time the Company executes the contract with the third party or at the time it invoices the customer.
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
The Company sells cloud computing solutions which include Infrastructure as a Service (“IaaS”). IaaS solutions utilize third-party partners to enable customers to access data center functionality in a cloud-based solution, including storage, computing and networking. In these transactions, the Company is acting as an agent and recognizes revenue once its agency performance obligation is complete.
Revenue Recognition for Software
Revenues from most software license sales are recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. The value of the product is primarily the accompanying support delivered by a third party and therefore the Company is acting as an agent in these transactions and recognizes them on a net basis once its agency performance obligation is complete. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a net basis. For additional information regarding the accounting for bundled arrangements, see “Revenue Recognition for Bundled Arrangements” below.
The Company sells cloud computing solutions which include Software as a Service (“SaaS”). SaaS solutions utilize third-party partners to offer the Company’s customers access to software in the cloud that enhances office productivity, provides security or assists in collaboration. In these transactions, the Company is acting as an agent and recognizes revenue once its agency performance obligation is complete.
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
When a contract results in revenue being recognized in excess of the amount the Company has the right to invoice to the customer, a contract asset is recorded on the Consolidated Balance Sheets. Contract assets primarily arise due to partially fulfilled contracts with integrated solutions and professional services with fixed fee arrangements.
Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Contract liabilities primarily arise due to professional services with fixed fee arrangements, bill-and-hold transactions where control has not passed to the customer and certain governmental contracts.
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
Advertising
Advertising costs are generally charged to expense in the period incurred and are recorded in Selling and administrative expenses in the Consolidated Statements of Operations. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company classifies vendor consideration as a reduction to Cost of sales. During the years ended December 31, 2022, 2021 and 2020, the Company had advertising costs of $211 million, $199 million and $191 million, respectively.
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
3.     Acquisitions
Sirius
On December 1, 2021, the Company completed its acquisition of all issued and outstanding equity interests of Sirius for an aggregate consideration paid, net of cash acquired, of approximately $2.4 billion. Transaction costs related to the acquisition were $35 million, which are included in Selling and administrative expenses for the year ended December 31, 2021. The Company used the net proceeds from the December 1, 2021 issuance of the $2.5 billion aggregate principal amount of senior unsecured notes to finance the acquisition and related transaction costs. For additional information on the issuance of the senior notes, see Note 9 (Debt).
Sirius is a leading provider of secure, mission-critical technology-based solutions and is one of the largest IT solutions integrators in the United States, leveraging its services-led approach, broad portfolio of hybrid infrastructure solutions, and deep technical expertise of its 2,600 coworkers to support corporate and public customers. This strategic acquisition enhances the Company’s breadth and depth of services and solutions offerings.
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
The Sirius acquisition has been accounted for as a business combination. During the fourth quarter of 2022, the Company finalized the purchase price and completed its identification and measurement of the assets acquired and liabilities assumed as of the date of the acquisition. There were no significant adjustments to the preliminary purchase price allocation disclosed in the December 31, 2021 Consolidated Financial Statements. The table below summarizes the final purchase price allocation to acquired assets, including goodwill and intangible assets.

Acquisition-Date Fair Value
Cash and cash equivalents	$52.8
Accounts receivable	634.1
Intangible assets, net	1,164.0
Goodwill	1,566.6
Other assets	438.1
Total assets acquired	3,855.6
Accounts payable-trade	633.8
Debt	170.1
Deferred tax liabilities	207.0
Other liabilities	389.7
Total liabilities assumed	1,400.6
Total purchase price	$2,455.0
The Company used the income approach to value the intangible assets, consisting of acquired customer relationships and trade name. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy. Significant inputs used to value these intangible assets include projection of all future cash flows, long-term growth rates, customer attrition rates, discount rates, royalty rates and applicable income tax rates. The excess purchase price recorded to goodwill primarily represents the future economic benefits the Company expects to achieve as a result of combining operations and Sirius’ workforce. The Company finalized its allocation of goodwill to the reportable segments during the fourth quarter of 2022. For additional information on goodwill allocation, see Note 6 (Goodwill and Other Intangible Assets).
The amount of goodwill expected to be deductible for income tax purposes is estimated to be $160 million.
The table below summarizes the fair value of identifiable intangible assets acquired.

	Useful Lives (Years)	Acquisition-Date Fair Value
Customer relationships	12	$1,140.0
Trade name	1	24.0
		$1,164.0
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
Focal Point Data Risk LLC and certain affiliates (“Focal Point”)
On July 30, 2021, the Company completed the acquisition of Focal Point through a purchase of all issued and outstanding equity interests. Focal Point is a leading US-based cybersecurity services firm that brings a team skilled in identity and access management as well as the ability to serve customers across the full cybersecurity landscape. This strategic acquisition expands the Company’s services and capabilities to help customers address risks posed by malicious cyber threats and cyber workforce shortages, while helping customers navigate shifting data protection laws. The acquisition of Focal Point was not material to the Company’s results of operations and financial condition. The financial results of Focal Point have been included in the Company’s Consolidated Financial Statements since the date of the acquisition. These amounts are presented within the Public reportable segment and are insignificant during the year ended December 31, 2021. The purchase price allocation was final during the second quarter of 2022 and there were no adjustments to the preliminary purchase price allocation. The Company recorded $36 million of intangible assets related to customer relationships.
Amplified IT LLC (“Amplified IT”)
On March 15, 2021, the Company completed the acquisition of Amplified IT through a purchase of all issued and outstanding membership interests. Amplified IT is a Google Premium education partner and leading provider of Google Cloud services, solutions and software for education partners. This strategic acquisition expands the Company’s services and solutions capabilities to help schools leverage technology to achieve greater educational outcomes. The acquisition of Amplified IT was not material to the Company’s results of operations and financial condition. The financial results of Amplified IT have been included in the Company’s Consolidated Financial Statements since the date of the acquisition. These amounts are presented within the Public reportable segment and are insignificant during the year ended December 31, 2021. The purchase price allocation was final during the first quarter of 2022 and there were no adjustments to the preliminary purchase price allocation. The Company recorded approximately $88 million of intangible assets, which primarily consisted of customer relationships.
4.     Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	December 31,
	2022	2021
Accounts receivable, current(1)	$4,461.3	$4,499.4
Accounts receivable, noncurrent(2)	203.0	197.4
Total accounts receivable	$4,664.3	$4,696.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheets upon receipt of payment from the third-party financing company. During the years ended December 31, 2022 and 2021, the Company sold approximately $539 million and $139 million of accounts receivable, respectively.
The Company recognizes an allowance for credit losses at inception and reassesses quarterly on a pool basis based on expected collectability and forecasted macroeconomic conditions. The following table details the changes in the allowance for credit losses related to accounts receivable:

Balance as of December 31, 2020	$29.6
Decrease to provision for credit losses	(5.4)
Write-offs charged against the allowance for credit losses	(5.0)
Other	1.2
Balance as of December 31, 2021	20.4
Increase to provision for credit losses	8.3
Write-offs charged against the allowance for credit losses	(6.0)
Other	3.0
Balance as of December 31, 2022	$25.7
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

	December 31,
	2022	2021
Contract assets(1)	$242.1	$134.7
Contract liabilities(2)(3)	$525.3	$423.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $40 million and $20 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
(3)For the years ended December 31, 2022 and 2021, the Company recognized revenue of $238 million and $171 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For additional information regarding the Company’s performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of December 31, 2022 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$56.3	$23.2	$11.3	$1.0
5.     Property and Equipment
Property and equipment consist of the following:

		December 31,
	Useful Lives (Years)	2022	2021
Computer and data processing equipment	3 - 5	$192.1	$161.9
Building and leasehold improvements	5 - 25	149.5	151.3
Machinery and equipment	5 - 10	46.2	44.4
Computer software	3 - 5	34.6	32.9
Furniture and fixtures	5 - 10	30.5	31.0
Land	-*	27.7	27.7
Revenue generating assets	1 - 5	1.2	0.2
Construction in progress	-*	16.9	12.0
Property and equipment, gross		498.7	461.4
Less: accumulated depreciation		(309.9)	(265.6)
Property and equipment, net		$188.8	$195.8
*Asset is not depreciated.
During 2022, 2021 and 2020, the Company recorded disposals of $7 million, $20 million and $54 million, respectively, to derecognize Property and equipment that were no longer in use.
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $58 million, $42 million and $213 million, respectively.
6.     Goodwill and Other Intangible Assets
Goodwill
The changes in Goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2020(2)	$1,123.6	$185.9	$929.6	$356.8	$2,595.9
Amplified IT acquisition(3)	—	—	133.8	—	133.8
Focal Point acquisition(3)	—	—	82.7	—	82.7
Sirius acquisition(3)	900.6	80.2	591.6	—	1,572.4
Other acquisition adjustments	0.2	—	—	—	0.2
Foreign currency translation	—	—	—	(2.1)	(2.1)
Balances as of December 31, 2021(2)	2,024.4	266.1	1,737.7	354.7	4,382.9
Sirius measurement period adjustment(3)	109.0	(35.9)	(78.9)	—	(5.8)
Foreign currency translation	—	—	—	(34.4)	(34.4)
Balances as of December 31, 2022(2)	$2,133.4	$230.2	$1,658.8	$320.3	$4,342.7

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
(3)For additional information regarding the Company’s acquisitions, see Note 3 (Acquisitions).
Other Intangible Assets
A summary of intangible assets is as follows:

December 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 - 14	$3,352.4	$(2,100.6)	$1,251.8
Trade name	1 - 20	446.1	(341.0)	105.1
Internally developed software	3 - 5	429.8	(297.6)	132.2
Other	1 - 10	2.5	(0.9)	1.6
Total		$4,230.8	$(2,740.1)	$1,490.7

December 31, 2021
Customer relationships	3 - 14	$3,330.9	$(1,987.8)	$1,343.1
Trade name	1 - 20	472.7	(302.0)	170.7
Internally developed software	3 - 5	352.0	(239.8)	112.2
Other	1 - 10	2.5	(0.4)	2.1
Total		$4,158.1	$(2,530.0)	$1,628.1
During the years ended December 31, 2022, 2021 and 2020, the Company recorded disposals of $8 million, $2 million and $25 million, respectively, to remove fully amortized intangible assets that were no longer in use.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense related to intangible assets of $233 million, $149 million and $212 million, respectively.
Estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,	Estimated Future Amortization Expense
2023	$209.1
2024	187.1
2025	171.5
2026	158.0
2027	147.3
Thereafter	617.7
Total future amortization expense	$1,490.7
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Amounts included in Accounts payable-inventory financing are as follows:

	December 31,
	2022	2021
Revolving Loan inventory financing agreement(1)	$444.5	$310.1
Other inventory financing agreements	74.5	138.2
Accounts payable-inventory financing	$519.0	$448.3
(1)The revolving credit facilities include an inventory floorplan sub-facility that enables the Company to maintain an inventory financing agreement with a financial intermediary.
8.     Financial Instruments
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company may use derivative financial instruments to manage its exposure to interest rate risk. For additional information, see Note 9 (Debt).
From time to time, the Company may execute interest rate cap agreements that entitle it to payments from the counterparty of the amount, if any, by which the interest rate, of an underlying variable rate debt, exceeds the strike rates of the caps during the agreement period in exchange for an upfront premium. During 2022, the Company did not enter into new interest rate cap agreements. The total notional amount of $1.3 billion in interest rate cap agreements matured on December 31, 2022. As such, there were no outstanding interest rate cap agreements on the Consolidated Balance Sheet as of December 31, 2022. As of December 31, 2021, the Company had a total notional amount of $1.3 billion in interest rate cap agreements with a fair value of less than $1 million, which were classified within Other assets on the Consolidated Balance Sheet.
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
Since inception, the total notional amount of $1.3 billion in interest rate cap agreements were designated as cash flow hedges. As a result of a prepayment on the senior unsecured term loan facility, the Company dedesignated a notional amount of $350 million, which did not result in a material impact to the Consolidated Financial Statements for the year ended December 31, 2022. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense in the period when the hedged forecasted transaction affects earnings. The following tables provide the activity in AOCL, net of tax, for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Change in fair value recorded to AOCL	$(0.1)	$—	$(0.6)
Reclassification from AOCL to Interest expense, net	$3.6	$2.5	$6.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
9.     Debt

		As of December 31, 2022		As of December 31, 2021
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$72.5	Variable	$316.4

Term Loans
Senior unsecured term loan facility	December 2026	Variable	784.5	Variable	1,420.0

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Senior notes due 2026	December 2026	2.670%	1,000.0	2.670%	1,000.0
Senior notes due 2028	December 2028	3.276%	500.0	3.276%	500.0
Senior notes due 2031	December 2031	3.569%	1,000.0	3.569%	1,000.0
Total unsecured senior notes			4,975.0		4,975.0

Receivable financing liability			115.4		179.50
Other long-term obligations			11.6		13.6
Unamortized discounts and deferred financing fees			(36.3)		(46.0)
Current maturities of long-term debt			(56.3)		(102.7)
Total long-term debt			$5,866.4		$6,755.8
As of December 31, 2022, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin, where the margin is based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of December 31, 2022, the Company could have borrowed up to an additional $1.1 billion under the Revolving Loan Facility. As of December 31, 2022, the Revolving Loan Facility had less than $1 million of undrawn letters of credit and $444 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate. The interest rate is based on LIBOR plus a margin, where the margin is determined by the Company’s senior unsecured credit rating. During the year ended December 31, 2022, the Company prepaid $636 million on the Term Loan Facility without penalty. As a result of the prepayment, no additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Receivable Financing
As a result of the Sirius acquisition, the Company assumed liabilities related to receivable financing. Such amounts relate to certain accounts receivable transferred to third-party companies that did not qualify as a sale under the terms of the agreements. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the year ended December 31, 2022 and 2021.
Debt Issuances and Extinguishments
On December 1, 2021, in order to fund the acquisition of Sirius, the Company obtained permanent financing through the issuance of $1.0 billion aggregate principal amount of 2.670% Senior Notes due 2026, $500 million aggregate principal amount of 3.276% Senior Notes due 2028 and $1.0 billion aggregate principal amount of 3.569% Senior Notes due 2031. Interest on each note is payable semi-annually on June 1 and December 1 of each year, and payments commenced on June 1, 2022. The net proceeds from the issuance were used to fund the Sirius acquisition and related transaction costs.
Also on December 1, 2021, the Company entered into the Revolving Loan Facility, a new five-year $1.6 billion senior unsecured revolving loan facility. The Revolving Loan Facility replaced the senior secured asset-based revolving credit facility. On the same date, the Company also entered into the Term Loan Facility, a new five-year $1.4 billion senior unsecured term loan facility. The Term Loan Facility replaced the senior secured term loan facility. The net loss recognized on extinguishment of the senior secured facilities was insignificant for the year ended December 31, 2021.
Total Debt Maturities
A summary of total debt maturities is as follows:

Years ending December 31,	Debt Maturities
2023	$56.3
2024	621.5
2025	623.3
2026	1,857.9
2027	—
Thereafter	2,800.0
Total debt maturities	$5,959.0
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

	December 31,
	2022	2021
Fair value	$5,412.6	$6,996.0
Carrying value	5,959.0	6,904.5

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
10.     Income Taxes
Income before income taxes was taxed under the following jurisdictions:

	Year Ended December 31,
	2022	2021	2020
Domestic	$1,355.6	$1,186.7	$934.3
Foreign	132.2	111.1	68.0
Total	$1,487.8	$1,297.8	$1,002.3
Components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$281.8	$235.6	$166.5
State	75.8	52.9	49.2
Foreign	33.9	27.4	18.3
Total current	391.5	315.9	234.0
Deferred:
Domestic	(15.0)	(8.7)	(18.8)
Foreign	(3.2)	2.0	(1.4)
Total deferred	(18.2)	(6.7)	(20.2)
Income tax expense	$373.3	$309.2	$213.8
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate was as follows:

	Year Ended December 31,
	2022		2021		2020
Statutory federal income tax rate	$312.4	21.0%	$272.5	21.0%	$210.5	21.0%
State taxes, net of federal effect	61.1	4.1	50.3	3.9	36.0	3.6
Excess tax benefit of equity awards	(12.0)	(0.8)	(30.1)	(2.3)	(28.8)	(2.9)
Tax on foreign earnings	3.0	0.2	1.7	0.1	1.0	0.1
Effect of tax law changes	—	—	4.8	0.4	(6.8)	(0.7)
Other	8.8	0.6	10.0	0.7	1.9	0.2
Effective tax rate	$373.3	25.1%	$309.2	23.8%	$213.8	21.3%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The tax effect of temporary differences that give rise to net deferred income tax liabilities is presented below. Reclassifications have been made to conform to current year presentation.

	December 31,
	2022	2021
Deferred tax assets:
Contract liabilities	$46.3	$45.3
Equity compensation plans	31.3	22.7
Net operating loss and credit carryforwards, net	17.0	28.9
Payroll and benefits	24.3	37.6
Operating lease liabilities	48.5	51.6
Accounts receivable	18.1	18.0
Other	19.5	20.5
Total deferred tax assets	205.0	224.6

Deferred tax liabilities:
Acquisition-related intangibles	293.3	322.2
Property and equipment	38.1	47.6
Operating lease right-of-use assets	32.9	35.6
Other	27.1	26.5
Total deferred tax liabilities	391.4	431.9
Deferred tax asset valuation allowance	17.0	17.0
Net deferred tax liabilities	$203.4	$224.3
The Company has income tax net operating losses of $5 million that do not expire and international tax credit carryforwards of $16 million, which expire in 2027.
The Company is indefinitely reinvested in its UK business, and therefore did not provide for any US deferred taxes on the earnings of the UK business. The Company is not permanently reinvested in its Canadian business and therefore has recognized deferred tax liabilities of $4 million as of December 31, 2022 related to Canada withholding taxes on earnings of its Canadian business.
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
Changes in the Company’s unrecognized tax benefits as of December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Balance as of January 1	$18.4	$18.3	$17.7
Additions for tax positions related to current year	0.3	0.1	0.1
Additions for tax positions related to prior year		—	0.5
Balance as of December 31	$18.7	$18.4	$18.3
As of December 31, 2022, the Company had $19 million of unrecognized tax benefits that, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net income. The impact of recognizing these tax benefits, net of the federal income tax benefit related to unrecognized state income tax benefits, would be approximately $15 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
11.     Leases
The Company has operating leases primarily for real estate, data centers and equipment. Remaining lease terms are up to 13 years.
Supplemental Consolidated Balance Sheets information related to the Company’s operating leases is as follows:

		December 31,
Classification on the Consolidated Balance Sheets		2022	2021
Assets
	Operating lease right-of-use assets	$149.2	$155.6

Liabilities
Current	Accrued expenses and other current liabilities - Other	$31.9	$31.7
Long-term	Long-term operating lease liabilities	175.2	184.2
Total lease liabilities		$207.1	$215.9

		December 31,
Lease term and discount rate		2022	2021
Weighted average remaining lease term (years)		8.4	9.0
Weighted average discount rate		3.86%	3.81%
Operating lease expense for the years ended December 31, 2022, 2021 and 2020 was $62 million, $50 million and $53 million, respectively.
Maturities of operating lease liabilities are as follows:

December 31, 2022
2023	$39.4
2024	34.6
2025	32.8
2026	29.2
2027	21.9
Thereafter	91.2
Total lease payments	$249.1
Less: Interest	(39.3)
Less: Lease Incentives(1)	$(2.7)
Present value of lease liabilities	$207.1
(1)    Includes lease incentives that will be realized in 2023.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42.8	$35.9	$35.8
Right-of-use assets obtained in exchange for lease obligations
Operating leases(1)	$43.6	$49.8	$26.7
(1)In 2021, primarily includes right-of-use assets acquired as a result of the Sirius acquisition.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
12.     Stockholders’ Equity
Share Repurchase Program
The Company has a share repurchase program under which it may repurchase shares of its common stock from time to time in private transactions, open market purchases or other transactions as permitted by securities laws and other legal requirements. The timing and amount of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be modified, suspended or discontinued at any time.
During 2022, the Company made no share repurchases. As of December 31, 2022, the Company has $88 million remaining under this program. On February 8, 2023, the Company announced that its Board of Directors authorized a $750 million increase to the share repurchase program.
13.     Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2022	2021	2020
Equity-based compensation expense	$91.1	$72.6	$42.5
Income tax benefit(1)	(15.5)	(12.2)	(7.7)
Equity-based compensation expense, net of tax	$75.6	$60.4	$34.8
(1)Represents equity-based compensation tax expense at the statutory tax rates. Excess tax benefits associated with equity awards are excluded from this disclosure and separately disclosed in Note 10 (Income Taxes).
The total unrecognized compensation cost related to non-vested awards was $106 million as of December 31, 2022 and is expected to be recognized over a weighted-average period of 1.9 years.
Long-Term Incentive Plan
During May 2021, the Company adopted the 2021 Long-Term Incentive Plan (“2021 LTIP”), which replaced the former 2013 Long-Term Incentive Plan in connection with the issuance of new equity awards (“2013 LTIP” and, together with the 2021 LTIP, the “LTIPs”). The 2021 LTIP provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 LTIP is 22.1 million shares. As of December 31, 2022, 7.2 million shares were available for issuance under the 2021 LTIP. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
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

	Year Ended December 31,
	2022	2021	2020
Grant date fair value	$43.20	$40.83	$20.46
Volatility (1)	27.50%	30.00%	25.50%
Risk-free rate (2)	1.94%	0.93%	0.51%
Expected dividend yield	1.17%	1.03%	1.52%
Expected term (in years) (3)	6.0	5.6	6.0

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(1)Based upon an assessment of the two-year and five-year historical and implied volatility for the Company’s selected peer group, adjusted for the Company’s leverage.
(2)Based on a composite US Treasury rate.
(3)Based on contractual term length and on historical experience of both exercised and unexercised options.
Stock option activity for the year ended December 31, 2022 was as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,355,266	$89.76
Granted	600,567	170.79
Forfeited/Expired	(62,713)	140.50
Exercised(1)	(393,819)	76.63
Outstanding at December 31, 2022	3,499,301	$104.23	6.07	$260.5

Vested and exercisable at December 31, 2022	2,256,541	$79.30	4.93	$224.1
Expected to vest after December 31, 2022	1,226,577	$149.35	8.13	$36.1
(1)The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $40 million, $117 million and $94 million, respectively.
Restricted Stock Units (“RSUs”)
Restricted stock units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. RSUs granted under the LTIPs vest either ratably over three years or cliff-vest at the end of three years. The fair value of RSUs is equal to the closing price of the Company’s common stock on date of grant.
RSU activity for the year ended December 31, 2022 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2022	437,524	$163.82
Granted (1)	124,683	169.11
Vested (2)	(102,078)	153.23
Forfeited	(28,069)	178.12
Non-vested at December 31, 2022	432,060	$166.92
(1)The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $169.11, $172.96 and $112.55, respectively.
(2)The aggregate fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $16 million, $2 million and $12 million, respectively.
Performance Share Units (“PSUs”)
Performance share units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. PSUs granted under the LTIPs cliff-vest at the end of three years. The majority of the PSUs will vest between 0% to 200% of the number of PSUs granted based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
PSU activity for the year ended December 31, 2022 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2022	387,204	$123.05
Granted (1)	308,263	176.14
Attainment adjustment (2)	81,573	96.00
Vested (3)	(278,115)	100.82
Forfeited	(54,692)	153.29
Non-vested at December 31, 2022	444,233	$165.11
(1)The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2022, 2021 and 2020 was $176.14, $154.37 and $102.96, respectively.
(2)During the year ended December 31, 2022, the attainment on PSUs vested at December 31, 2021 was adjusted to reflect actual performance.
(3)The aggregate fair value of PSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $28 million, $28 million and $24 million, respectively.
14.     Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Year Ended December 31,
	2022	2021	2020
Basic weighted-average shares outstanding	135.2	138.5	142.6
Effect of dilutive securities (1)	1.8	2.0	2.2
Diluted weighted-average shares outstanding (2)	137.0	140.5	144.8
(1)    The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan (“CSPP”) units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)    There were fewer than 0.1 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2022, 2021 and 2020, respectively. Inclusion of these common shares in diluted weighted average shares outstanding would have had an anti-dilutive effect.
15.     Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit-sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the US. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2022, 2021 and 2020, the amounts expensed for these plans were $43 million, $46 million and $28 million, respectively.
CSPP
The Company has a CSPP that provides the opportunity for eligible coworkers to acquire shares of the Company’s common stock through accumulated payroll deductions at a 5% discount from the closing market price on the final day of the offering period. There is no additional compensation expense associated with the CSPP.

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
As of December 31, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s consolidated financial statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
A subsidiary of the Company received a Civil Investigative Demand dated September 20, 2021 from the Department of Justice (“DOJ”) in connection with a False Claims Act Investigation. The DOJ requested information related to teaming agreements with OEMs and the Company is cooperating with the DOJ. At this stage of the matter, the Company is unable to assess the probability of any outcome or the range of possible loss, if any.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Selected Segment Financial Information
Information about the Company’s segments for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
2022:
Net sales	$10,350.1	$1,938.9	$8,551.3	$2,908.4	$—	$23,748.7
Operating income (loss)	931.7	186.8	681.7	130.7	(195.7)	1,735.2
Depreciation and amortization expense	(98.0)	(6.4)	(67.9)	(31.9)	(86.4)	(290.6)

2021:
Net sales	$8,179.7	$1,870.1	$8,183.6	$2,587.4	$—	$20,820.8
Operating income (loss)	697.3	167.7	606.7	115.8	(168.5)	1,419.0
Depreciation and amortization expense	(22.9)	(4.1)	(57.2)	(34.4)	(72.6)	(191.2)

2020:
Net sales	$6,846.0	$1,397.1	$8,137.7	$2,086.7	$—	$18,467.5
Operating income (loss)	489.5	99.0	678.2	65.9	(153.4)	1,179.2
Depreciation and amortization expense	(73.2)	(18.3)	(229.7)	(32.5)	(71.9)	(425.6)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
    Geographic Areas and Revenue Mix

	Year Ended December 31, 2022
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$10,321.2	$1,934.8	$8,550.8	$21.8	$20,828.6
Rest of World	28.9	4.1	0.5	2,886.6	2,920.1
Total Net sales	10,350.1	1,938.9	8,551.3	2,908.4	23,748.7

Major Product and Services
Hardware	7,561.0	1,610.7	6,763.9	2,155.4	18,091.0
Software	1,781.5	232.9	1,196.9	473.6	3,684.9
Services	929.3	73.8	570.7	268.2	1,842.0
Other(2)	78.3	21.5	19.8	11.2	130.8
Total Net sales	10,350.1	1,938.9	8,551.3	2,908.4	23,748.7

Sales by Channel
Corporate	10,350.1	—	—	—	10,350.1
Small Business	—	1,938.9	—	—	1,938.9
Government	—	—	2,574.3	—	2,574.3
Education	—	—	3,621.4	—	3,621.4
Healthcare	—	—	2,355.6	—	2,355.6
Other	—	—	—	2,908.4	2,908.4
Total Net sales	10,350.1	1,938.9	8,551.3	2,908.4	23,748.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	8,971.4	1,751.1	7,717.1	2,576.5	21,016.1
Transferred at a point in time where CDW is agent	749.3	140.1	426.9	97.7	1,414.0
Transferred over time where CDW is principal	629.4	47.7	407.3	234.2	1,318.6
Total Net sales	$10,350.1	$1,938.9	$8,551.3	$2,908.4	$23,748.7
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the years ended December 31, 2022, 2021 and 2020. Categories are based upon internal classifications.

	Year Ended December 31,
	2022		2021		2020
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$6,179.7	26.0%	$6,659.4	32.0%	$5,486.2	29.7%
Netcomm Products	2,729.7	11.5	1,950.9	9.4	1,955.0	10.6
Desktops	1,284.9	5.4	1,203.6	5.8	1,132.4	6.1
Video	1,785.2	7.5	1,605.0	7.7	1,190.8	6.4
Enterprise and Data Storage (Including Drives)	1,375.0	5.8	992.1	4.8	947.4	5.1
Other Hardware	4,736.5	19.9	4,358.6	20.9	4,121.6	22.3
Total Hardware	18,091.0	76.1	16,769.6	80.6	14,833.4	80.2

Software(1)	3,684.9	15.5	2,802.4	13.5	2,581.0	14.0
Services(1)	1,842.0	7.8	1,126.1	5.4	913.9	4.9
Other(2)	130.8	0.6	122.7	0.5	139.2	0.9
Total Net sales	$23,748.7	100.0%	$20,820.8	100.0%	$18,467.5	100.0%
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
Based on its assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation
Opinion on Internal Control Over Financial Reporting
We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CDW Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

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
See Part I - “Information about our Executive Officers” for the biographical information of our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders on May 18, 2023 (“2023 Proxy Statement”), which we will file with the SEC on or before April 30, 2023.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2023 Proxy Statement.

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

3.1	Sixth Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form 8-K filed on May 21, 2021 and incorporated herein by reference.

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 8-K filed on December 19, 2022 and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.4	Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.5	Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.6	Amended and Restated By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 10-Q filed on May 8, 2015 and incorporated herein by reference.

3.7	Articles of Organization of CDW Technologies LLC, previously filed as Exhibit 3.7 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.8	Operating Agreement of CDW Technologies LLC, previously filed as Exhibit 3.8 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

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

3.16
Operating Agreement of Amplified IT LLC, previously filed as Exhibit 3.16 with CDW Corporation’s Post-Effective Amendment No. 1 to Form S-3 filed on November 23, 2021 and incorporated herein by reference.

4.1	Description of CDW Corporation’s Common Stock, previously filed as Exhibit 4.1 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

4.2	Specimen Common Stock Certificate, previously filed as Exhibit 4.1 with CDW Corporation’s Amendment No. 3 to Form S-1 filed on June 25, 2013 and incorporated herein by reference.

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

10.2
Amendment Agreement, dated as of April 5, 2022, by and between CDW LLC and JPMorgan Chase Bank, N.A., previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on May 4, 2022 and incorporated herein by reference.

10.3
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

10.4§*	Form of Compensation Protection Agreement.

10.5§
Letter Agreement, dated as of September 13, 2011, by and between CDW Direct, LLC and Christina M. Corley, previously filed as Exhibit 10.31 with CDW Corporation’s Form 10-K filed on March 9, 2012 and incorporated herein by reference.

10.6§
Form of Indemnification Agreement by and between CDW Corporation and its directors and executive officers, previously filed as Exhibit 10.32 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 and incorporated herein by reference.

10.7§
CDW Corporation Senior Management Incentive Plan, as Amended and Restated Effective January 1, 2020, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on August 5, 2020 and incorporated herein by reference.

10.8§	CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 19, 2016 and incorporated herein by reference.

10.9§	CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 19, 2021 and incorporated herein by reference.

10.10§
CDW Corporation Coworker Stock Purchase Plan (As Amended and Restated, Effective May 20, 2021), previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on August 4, 2021 and incorporated herein by reference.

Exhibit Number	Description
10.11§
Form of Stock Option Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.12§
Form of Stock Option Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted prior to February 15, 2023, previously filed as Exhibit 10.14 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

10.13§*	Form of Stock Option Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023.

10.14§
Form of Performance Share Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on May 5, 2021 and incorporated herein by reference.

10.15§
Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted prior to February 15, 2023,previously filed as Exhibit 10.17 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

10.16§*	Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023.

10.17§
Form of Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan for awards granted prior to February 15, 2023, previously filed as Exhibit 10.20 with CDW Corporation’s Form 10-K filed on February 28, 2020 and incorporated herein by reference.

10.18§
Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted prior to February 15, 2023, previously filed as Exhibit 10.19 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

10.19§*	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023.

10.20§*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan.

10.21§	CDW LLC Nonqualified Deferred Compensation Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on August 4, 2021 and incorporated herein by reference.

10.22§	CDW Director Deferred Compensation Plan, previously filed as Exhibit 10.23 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

21.1*	List of subsidiaries.

22.1*	List of Issuer and Guarantor subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CDW CORPORATION

Date:	February 24, 2023	By:	/s/ Christine A. Leahy
Christine A. Leahy
Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christine A. Leahy	Chair, President and Chief Executive Officer (principal executive officer) and Director	February 24, 2023
Christine A. Leahy

/s/ Albert J. Miralles	Senior Vice President and Chief Financial Officer (principal financial officer)	February 24, 2023
Albert J. Miralles

/s/ Peter R. Locy	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 24, 2023
Peter R. Locy

/s/ Virginia C. Addicott	Director	February 24, 2023
Virginia C. Addicott

/s/ James A. Bell	Director	February 24, 2023
James A. Bell

/s/ Lynda M. Clarizio	Director	February 24, 2023
Lynda M. Clarizio

/s/ Paul J. Finnegan	Director	February 24, 2023
Paul J. Finnegan

/s/ Anthony R. Foxx	Director	February 24, 2023
Anthony R. Foxx

/s/ Marc E. Jones	Director	February 24, 2023
Marc E. Jones

/s/ Sanjay Mehrotra	Director	February 24, 2023
Sanjay Mehrotra

/s/ David W. Nelms	Director	February 24, 2023
David W. Nelms

/s/ Joseph R. Swedish	Director	February 24, 2023
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 24, 2023
Donna F. Zarcone