Form 10-Q
period 2023-03-31
CDW Corp
filed 2023-05-03
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 28, 2023, there were 134,786,680 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$279.4	$315.2
Accounts receivable, net of allowance for credit losses of $27.4 and $25.7, respectively	4,262.3	4,461.3
Merchandise inventory	781.1	800.2
Miscellaneous receivables	469.4	489.1
Prepaid expenses and other	487.7	498.2
Total current assets	6,279.9	6,564.0
Operating lease right-of-use assets	145.7	149.2
Property and equipment, net	187.4	188.8
Goodwill	4,365.5	4,342.7
Other intangible assets, net	1,455.0	1,490.7
Other assets	334.6	396.1
Total Assets	$12,768.1	$13,131.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$2,644.0	$2,821.3
Accounts payable-inventory financing	532.2	519.0
Current maturities of long-term debt	45.7	56.3
Contract liabilities	495.7	485.5
Accrued expenses and other current liabilities:
Compensation	287.8	377.8
Advertising	126.2	130.5
Sales and income taxes	130.1	73.5
Other	516.2	483.2
Total current liabilities	4,777.9	4,947.1
Long-term liabilities:
Debt	5,749.9	5,866.4
Deferred income taxes	193.0	203.4
Operating lease liabilities	171.0	175.2
Other liabilities	307.4	336.1
Total long-term liabilities	6,421.3	6,581.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 135.0 and 135.5 shares outstanding, respectively	1.4	1.4
Paid-in capital	3,557.3	3,518.1
Accumulated deficit	(1,847.0)	(1,763.8)
Accumulated other comprehensive loss	(142.8)	(152.4)
Total stockholders’ equity	1,568.9	1,603.3
Total Liabilities and Stockholders’ Equity	$12,768.1	$13,131.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per-share amounts) (unaudited)
	Three Months Ended March 31,
	2023	2022
Net sales	$5,103.1	$5,949.1
Cost of sales	4,013.7	4,845.0
Gross profit	1,089.4	1,104.1
Selling and administrative expenses	734.1	717.2
Operating income	355.3	386.9
Interest expense, net	(57.7)	(56.0)
Other expense, net	(1.3)	(0.5)
Income before income taxes	296.3	330.4
Income tax expense	(66.2)	(80.2)
Net income	$230.1	$250.2

Net income per common share:
Basic	$1.70	$1.85
Diluted	$1.68	$1.83

Weighted-average common shares outstanding:
Basic	135.6	134.9
Diluted	137.3	136.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2023	2022
Net income	$230.1	$250.2
Other comprehensive income:
Unrealized gain from cash flow hedge, net of tax	—	0.4
Reclassification of cash flow hedge to net income, net of tax	—	0.8
Foreign currency translation, net of tax	9.6	(9.9)
Other comprehensive income (loss)	9.6	(8.7)
Comprehensive income	$239.7	$241.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$230.1	$250.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.7	71.4
Equity-based compensation expense	20.8	21.1
Deferred income taxes	(10.9)	(5.0)
Provision for credit losses	6.2	1.7
Other	3.4	4.8
Changes in assets and liabilities:
Accounts receivable	208.9	(125.0)
Merchandise inventory	22.0	(130.3)
Other assets	102.5	24.3
Accounts payable-trade	(248.7)	87.8
Other liabilities	(39.6)	179.8
Net cash provided by operating activities	365.4	380.8
Cash flows from investing activities:
Capital expenditures	(31.7)	(41.3)
Acquisitions of businesses, net of cash acquired	(22.5)	—
Net cash used in investing activities	(54.2)	(41.3)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	702.3
Repayments of borrowings under revolving credit facility	(49.1)	(895.2)
Repayments of long-term debt	(50.0)	(35.5)
Repayments of receivable financing liability	(31.5)	(28.7)
Net change in accounts payable-inventory financing	77.6	126.7
Repurchases of common stock	(200.0)	—
Proceeds from stock option exercises	12.8	8.3
Payment of incentive compensation plan withholding taxes	(31.6)	(20.4)
Dividend payments	(79.9)	(67.5)
Other	3.5	1.9
Net cash used in financing activities	(348.2)	(208.1)
Effect of exchange rate changes on cash and cash equivalents	1.2	(2.6)
Net (decrease) increase in cash and cash equivalents	(35.8)	128.8
Cash and cash equivalents—beginning of period	315.2	258.1
Cash and cash equivalents—end of period	$279.4	$386.9
Supplementary disclosure of cash flow information:
Interest paid	$(24.9)	$(17.5)
Income taxes paid, net	$21.5	$(11.5)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	135.5	$1.4	$3,518.1	$(1,763.8)	$(152.4)	$1,603.3
Net income	—	—	—	230.1	—	230.1
Equity-based compensation expense	—	—	20.8	—	—	20.8
Stock option exercises	0.5	—	12.8	—	—	12.8
Coworker Stock Purchase Plan	—	—	5.0	—	—	5.0
Repurchases of common stock	(1.0)	—	—	(200.0)	—	(200.0)
Dividends paid ($0.59 per share)	—	—	0.6	(80.5)	—	(79.9)
Incentive compensation plan stock withheld for taxes	—	—	—	(31.6)	—	(31.6)
Foreign currency translation and other	—	—	—	(1.2)	9.6	8.4
Balance as of March 31, 2023	135.0	$1.4	$3,557.3	$(1,847.0)	$(142.8)	$1,568.9

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2021	134.8	$1.3	$3,369.5	$(2,570.7)	$(94.4)	$705.7
Net income	—	—	—	250.2	—	250.2
Equity-based compensation expense	—	—	21.1	—	—	21.1
Stock option exercises	0.3	0.1	8.2	—	—	8.3
Coworker Stock Purchase Plan	—	—	4.4	—	—	4.4
Dividends paid ($0.50 per share)	—	—	0.5	(68.0)	—	(67.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(20.4)	—	(20.4)
Unrealized gain from hedge accounting	—	—	—	—	0.4	0.4
Reclassification of cash flow hedge to net income	—	—	—	—	0.8	0.8
Foreign currency translation	—	—	—	—	(9.9)	(9.9)
Balance as of March 31, 2022	135.1	$1.4	$3,403.7	$(2,408.9)	$(103.1)	$893.1

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “December 31, 2022 Consolidated Financial Statements”). The significant accounting policies and estimates used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2022 Consolidated Financial Statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
2.    Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs and information about the obligations that are outstanding at the end of the reporting period. This disclosure requirement is intended to provide information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity and cash flows. The ASU is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the standard during the first quarter of 2023 with the exception of the rollforward requirement, which will be adopted during the first quarter of 2024. The adoption of the standard only resulted in new disclosures for amounts presented within Accounts payable - inventory financing and did not affect the Company’s recognition, measurement or financial statement presentation of supplier finance program obligations on the Consolidated Financial Statements. For additional information on the new disclosures, see Note 4 (Inventory Financing Agreements).
3.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Accounts receivable, current(1)	$4,262.3	$4,461.3
Accounts receivable, noncurrent(2)	154.5	203.0
Total accounts receivable	$4,416.8	$4,664.3
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of payment from the third-party financing company. During the three months ended March 31, 2023 and 2022, the Company sold approximately $124 million and $170 million of accounts receivable, respectively.
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

	March 31, 2023	December 31, 2022
Contract assets(1)	$198.1	$242.1
Contract liabilities(2)(3)	$540.6	$525.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $45 million and $40 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(3)During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $190 million and $156 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of March 31, 2023 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$50.6	$23.9	$10.0	$1.2
4.    Inventory Financing Agreements
The Company has entered into agreements with financial institutions to facilitate the purchase of inventory from designated suppliers under certain terms and conditions to enhance liquidity. Under these agreements, the Company receives extended payment terms and agrees to pay the financial institution a stated amount of confirmed invoices from its designated suppliers. The Company does not incur any interest or other incremental expenses associated with these agreements as balances are paid when they are due. Additionally, the Company has no involvement in establishing the terms or conditions of the arrangements between its suppliers and the financial institution.
The amounts outstanding under these agreements as of March 31, 2023 and December 31, 2022 were $532 million and $519 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility (as defined below). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 5 (Debt).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
5.    Debt

		As of March 31, 2023		As of December 31, 2022
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$24.7	Variable	$72.5

Term Loan
Senior unsecured term loan facility	December 2026	Variable	734.5	Variable	784.5

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Senior notes due 2026	December 2026	2.670%	1,000.0	2.670%	1,000.0
Senior notes due 2028	December 2028	3.276%	500.0	3.276%	500.0
Senior notes due 2031	December 2031	3.569%	1,000.0	3.569%	1,000.0
Total unsecured senior notes			4,975.0		4,975.0

Receivable financing liability			84.9		115.4
Other long-term obligations			10.8		11.6
Unamortized deferred financing fees			(34.3)		(36.3)
Current maturities of long-term debt			(45.7)		(56.3)
Total long-term debt			$5,749.9		$5,866.4
As of March 31, 2023, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin, where the margin is based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of March 31, 2023, the Company could have borrowed up to an additional $1.1 billion under the Revolving Loan Facility. As of March 31, 2023, the Revolving Loan Facility had less than $1 million of undrawn letters of credit and $524 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate. The interest rate is based on LIBOR plus a margin, where the margin is determined by the Company’s senior unsecured credit rating. During the three months ended March 31, 2023, the Company prepaid $50 million on the Term Loan Facility without penalty. As a result of the prepayments made to date, no additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the three months ended March 31, 2023.
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	March 31, 2023	December 31, 2022
Fair value	$5,397.9	$5,412.6
Carrying value	5,829.9	5,959.0
6.    Income Taxes
Income tax expense was $66 million and $80 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.3% and 24.3% for the three months ended March 31, 2023 and 2022, respectively.
The effective tax rate for both the three months ended March 31, 2023 and March 31, 2022 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
7.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2023	2022
Basic weighted-average shares outstanding	135.6	134.9
Effect of dilutive securities(1)	1.7	1.8
Diluted weighted-average shares outstanding(2)	137.3	136.7
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2023 and 2022. Inclusion of these common shares in diluted weighted average shares outstanding would have had an anti-dilutive effect.

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
As of March 31, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
A subsidiary of the Company received a Civil Investigative Demand dated September 20, 2021 from the Department of Justice (“DOJ”) in connection with a False Claims Act investigation. The DOJ requested information related to teaming agreements with original equipment manufacturers and the Company is cooperating with the DOJ. At this stage of the matter, the Company is unable to assess the probability of any outcome or the range of possible loss, if any.
9.    Segment Information
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
Information about the Company’s segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2023
Net sales	$2,203.7	$411.4	$1,812.8	$675.2	$—	$5,103.1
Operating income (loss)	193.3	41.5	127.5	36.5	(43.5)	355.3
Depreciation and amortization expense	(22.8)	(1.3)	(16.2)	(7.8)	(22.6)	(70.7)

Three Months Ended March 31, 2022
Net sales	$2,627.6	$524.0	$2,033.0	$764.5	$—	$5,949.1
Operating income (loss)	210.0	46.7	141.8	36.7	(48.3)	386.9
Depreciation and amortization expense	(25.0)	(1.4)	(16.3)	(8.4)	(20.3)	(71.4)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,199.2	$409.6	$1,812.6	$8.5	$4,429.9
Rest of World	4.5	1.8	0.2	666.7	673.2
Total Net sales	2,203.7	411.4	1,812.8	675.2	5,103.1

Major Product and Services
Hardware	1,519.4	334.7	1,362.5	471.6	3,688.2
Software	453.0	56.2	301.5	134.0	944.7
Services	215.5	15.7	144.4	66.5	442.1
Other(2)	15.8	4.8	4.4	3.1	28.1
Total Net sales	2,203.7	411.4	1,812.8	675.2	5,103.1

Sales by Channel
Corporate	2,203.7	—	—	—	2,203.7
Small Business	—	411.4	—	—	411.4
Government	—	—	551.5	—	551.5
Education	—	—	665.7	—	665.7
Healthcare	—	—	595.6	—	595.6
Other	—	—	—	675.2	675.2
Total Net sales	2,203.7	411.4	1,812.8	675.2	5,103.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,861.4	365.3	1,608.6	590.5	4,425.8
Transferred at a point in time where CDW is agent	185.4	36.8	101.5	28.4	352.1
Transferred over time where CDW is principal	156.9	9.3	102.7	56.3	325.2
Total Net sales	$2,203.7	$411.4	$1,812.8	$675.2	$5,103.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three months ended March 31, 2023 and 2022. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2023		2022
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,064.6	20.9%	$1,713.8	28.8%
Netcomm Products(3)	744.5	14.6	567.7	9.5
Desktops	257.9	5.1	337.5	5.7
Collaboration(3)	476.0	9.3	629.3	10.6
Data Storage and Servers(3)	541.9	10.6	620.8	10.4
Other Hardware(3)	603.3	11.8	813.0	13.7
Total Hardware	3,688.2	72.3	4,682.1	78.7

Software(1)	944.7	18.5	798.4	13.4
Services(1)	442.1	8.7	437.5	7.4
Other(2)	28.1	0.5	31.1	0.5
Total Net sales	$5,103.1	100.0%	$5,949.1	100.0%
(1)Certain software and services revenues are recorded on a net basis as the Company is acting as an agent in the transaction. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.
(3)Prior period amounts have been reclassified to conform with current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
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
We are vendor, technology and consumption model “agnostic”, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,900 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
•General economic conditions are a key factor affecting our results as they impact our customers’ willingness and ability to spend on information technology. Macroeconomic uncertainty persists as a result of the continued rate of inflation, corresponding increase in interest rates driven by monetary policy, overall decline in economic growth rates in the United States and other countries and recent market events related to certain financial institutions. This increased uncertainty in the current economic environment resulted in, and may continue to result in, a delay, pause or reduction of investments in technology by our customers.

•Customers are balancing priorities to focus more on solutions that lead to business optimization and cost management, or in many cases are reassessing the timing of IT refresh cycles and pausing or deferring their IT spend. We have orchestrated solutions by leveraging netcomm products, collaboration tools, security, software and hybrid and cloud offerings to help customers achieve their objectives.
•Changes in spending policies, budget priorities and funding levels, including current and future stimulus packages, are key factors influencing the purchasing levels of Government, Healthcare and Education customers. As the duration and ongoing impact of current economic conditions remain uncertain, current and future budget priorities and funding levels for Government, Healthcare and Education customers may be adversely affected, leading to lower IT spend.
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more “as a service” offerings, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to change as customers prioritize the projects that produce the most significant outcomes for their business.
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, Gross profit, Net income, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Net sales on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, Free cash flow, Cash and cash equivalents, cash conversion cycle and debt levels including available credit. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
In this section, we present Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales on a constant currency basis and Free cash flow, which are non-GAAP financial measures.
We believe Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales on a constant currency basis provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present Free cash flow as we believe this measure provides more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation. For the definitions of Non-GAAP measures and reconciliations to the most directly comparable US GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”

Three Months Overview
The results of certain key business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2023	2022
Net sales	$5,103.1	$5,949.1
Gross profit	1,089.4	1,104.1
Operating income	355.3	386.9
Net income	230.1	250.2
Non-GAAP operating income	434.3	462.1
Non-GAAP net income	278.7	301.5
Net income per diluted share	1.68	1.83
Non-GAAP net income per diluted share	2.03	2.20
Average daily sales(1)	79.7	94.4
Net debt(2)	5,516.2	6,211.8
Cash conversion cycle (in days)(3)	18	20
Cash provided by operating activities	365.4	380.8
Free cash flow	411.3	466.2
(1)    There were 64 and 63 selling days for the three months ended March 31, 2023 and 2022, respectively.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Results of operations, in dollars and as a percentage of Net sales, are as follows:

	Three Months Ended March 31,
	2023		2022
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$5,103.1	100.0%	$5,949.1	100.0%
Cost of sales	4,013.7	78.7	4,845.0	81.4
Gross profit	1,089.4	21.3	1,104.1	18.6
Selling and administrative expenses	734.1	14.4	717.2	12.1
Operating income	355.3	6.9	386.9	6.5
Interest expense, net	(57.7)	(1.1)	(56.0)	(0.9)
Other (expense) income, net	(1.3)	—	(0.5)	—
Income before income taxes	296.3	5.8	330.4	5.6
Income tax expense	(66.2)	(1.3)	(80.2)	(1.3)
Net income	$230.1	4.5%	$250.2	4.3%
Net sales
Total Net sales decreased $846 million, or 14.2%, to $5,103 million for the three months ended March 31, 2023, compared to $5,949 million for the three months ended March 31, 2022. The decline in Net sales occurred across all operating segments, primarily driven by a decrease in hardware sales. Economic uncertainty has driven customers to focus their business priorities, which has resulted in certain customers pausing or deferring their IT spend. For additional information, see the “Segment Results of Operations” below.

Gross profit
Gross profit decreased $15 million, or 1.3%, to $1,089 million for the three months ended March 31, 2023, compared to $1,104 million for the three months ended March 31, 2022. As a percentage of Net sales, Gross profit margin increased 270 basis points to 21.3% for the three months ended March 31, 2023. The increase in Gross profit margin was primarily driven by higher product margin, including notebook mix and rate, and a higher mix of netted down revenue, primarily software.
Selling and administrative expenses
Selling and administrative expenses increased $17 million, or 2.4%, to $734 million for the three months ended March 31, 2023, compared to $717 million for the three months ended March 31, 2022. The increase was primarily driven by increased payroll expenses as a result of higher coworker count, increased travel and entertainment expenses, increased software license costs and additional investments associated with transformation initiatives. These increases were partially offset by lower performance-based compensation consistent with lower Gross profit attainment.
Operating income
Operating income was $355 million for the three months ended March 31, 2023, a decrease of $32 million, compared to $387 million for the three months ended March 31, 2022. Operating income decreased primarily due to lower Gross profit dollars, increased payroll expenses as a result of higher coworker count, increased travel and entertainment expenses, increased software license costs and additional investments associated with transformation initiatives. These increases were partially offset by lower performance-based compensation consistent with lower Gross profit attainment.
Interest expense, net
Interest expense, net, for the three months ended March 31, 2023 was $58 million, an increase of $2 million compared to $56 million for the three months ended March 31, 2022. This increase was driven by a higher variable interest rate on the senior unsecured term loan, partially offset by lower debt levels.
Income tax expense
Income tax expense was $66 million and $80 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 22.3% and 24.3% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for both the three months ended March 31, 2023 and March 31, 2022 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
The lower effective tax rate for the three months ended March 31, 2023 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation.

Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended March 31,
	2023		2022
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$2,203.7	43.2%	$2,627.6	44.2%	$(423.9)	(16.1)%	(17.4)%

Small Business	411.4	8.1	524.0	8.8	(112.6)	(21.5)	(22.7)

Public:
Government	551.5	10.8	543.9	9.1	7.6	1.4	(0.2)
Education	665.7	13.0	902.8	15.2	(237.1)	(26.3)	(27.4)
Healthcare	595.6	11.7	586.3	9.9	9.3	1.6	—
Total Public	1,812.8	35.5	2,033.0	34.2	(220.2)	(10.8)	(12.2)

Other	675.2	13.2	764.5	12.8	(89.3)	(11.7)	(13.1)

Total Net sales	$5,103.1	100.0%	$5,949.1	100.0%	$(846.0)	(14.2)%	(15.6)%
(1)There were 64 and 63 selling days for the three months ended March 31, 2023 and 2022, respectively.
Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended March 31,
	2023		2022
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$193.3	8.8%	$210.0	8.0%	(8.0)%
Small Business	41.5	10.1	46.7	8.9	(11.1)
Public	127.5	7.0	141.8	7.0	(10.1)
Other(2)	36.5	5.4	36.7	4.8	(0.5)
Headquarters(3)	(43.5)	nm*	(48.3)	nm*	(9.9)
Total Operating income	$355.3	7.0%	$386.9	6.5%	(8.2)%
* nm - Not meaningful
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
Corporate
Corporate segment Net sales for the three months ended March 31, 2023 decreased $424 million, or 16.1%, compared to the three months ended March 31, 2022. On an average daily sales basis, Corporate segment Net sales decreased 17.4%. This decrease in Net sales was primarily driven by a decrease in notebooks/mobile devices partially offset by an increase in software.
Corporate segment Operating income was $193 million for the three months ended March 31, 2023, a decrease of $17 million, or 8.0%, compared to $210 million for the three months ended March 31, 2022. Corporate segment Operating income decreased primarily driven by increased payroll expenses as a result of higher coworker count and increased travel and entertainment expenses.
Small Business
Small Business segment Net sales for the three months ended March 31, 2023 decreased $113 million, or 21.5%, compared to the three months ended March 31, 2022. On an average daily sales basis, Small Business segment Net sales decreased 22.7%. This decrease in Net sales was primarily driven by a decline in notebooks/mobile devices.
Small Business segment Operating income was $42 million for the three months ended March 31, 2023, a decrease of $5 million, or 11.1%, compared to $47 million for the three months ended March 31, 2022. Small Business segment Operating income decreased primarily due to lower Gross profit dollars partially offset by lower performance-based compensation consistent with lower Gross profit attainment.
Public
Public segment Net sales for the three months ended March 31, 2023 decreased $220 million, or 10.8%, compared to the three months ended March 31, 2022. On an average daily sales basis, Public segment Net sales decreased 12.2%. This decrease in Net sales was primarily driven by Education customers while Net sales to Healthcare and Government customers remained consistent with the prior year. Net sales to Education customers decreased by 26.3% primarily driven by decreased Net sales in notebooks/mobile devices with K-12 customers.
Public segment Operating income was $128 million for the three months ended March 31, 2023, which was a decrease of $14 million, or 10.1%, compared to $142 million for the three months ended March 31, 2022. Public segment Operating income decreased primarily due to lower Gross profit dollars and increased travel and entertainment expenses, partially offset by lower performance-based compensation consistent with lower Gross profit attainment.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended March 31, 2023 decreased $89 million, or 11.7%, compared to the three months ended March 31, 2022. On an average daily sales basis, Other decreased 13.1%. This decrease was driven by decreased Net sales in various hardware categories, partially offset by an increase in software.
Other Operating income remained consistent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 at $37 million.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales on a constant currency basis and Free cash flow for the three months ended March 31, 2023 and 2022 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses and transformation initiatives. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, transformation initiatives and the associated tax effects of each. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales. Free cash flow is defined as cash flows from operating activities less capital expenditures, adjusted for the net change in accounts payable-inventory financing and other financed purchases.
Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales on a constant currency basis and Free cash flow are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial condition that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

We believe Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales on a constant currency basis provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present Free cash flow as we believe this measure provides more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation.
Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended March 31,
(dollars in millions)	2023	2022	% Change
Operating income, as reported	$355.3	$386.9	(8.2)%
Amortization of intangibles(1)	41.6	40.9
Equity-based compensation	20.8	21.1
Acquisition and integration expenses	8.9	11.7
Transformation initiatives(2)	5.0	1.2
Other adjustments	2.7	0.3
Non-GAAP operating income	$434.3	$462.1	(6.0)%
Non-GAAP operating income margin	8.5%	7.8%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended March 31,
	2023			2022
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
US GAAP, as reported	$296.3	$(66.2)	$230.1	$330.4	$(80.2)	$250.2	(8.0)%
Amortization of intangibles(2)	41.6	(10.9)	30.7	40.9	(10.6)	30.3
Equity-based compensation	20.8	(15.3)	5.5	21.1	(9.8)	11.3
Acquisition and integration expenses	8.9	(2.3)	6.6	11.7	(3.0)	8.7
Transformation initiatives(3)	5.0	(1.3)	3.7	1.2	(0.3)	0.9
Other adjustments	2.7	(0.6)	2.1	0.2	(0.1)	0.1
Non-GAAP	$375.3	$(96.6)	$278.7	$405.5	$(104.0)	$301.5	(7.6)%

Net income per diluted share, as reported			$1.68			$1.83
Non-GAAP net income per diluted share			$2.03			$2.20
Shares used in computing US GAAP and Non-GAAP net income per diluted share			137.3			136.7
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.

Net sales on a constant currency basis

	Three Months Ended March 31,
(dollars in millions)	2023	2022	% Change	Average Daily % Change(1)
Net sales, as reported	$5,103.1	$5,949.1	(14.2)%	(15.6)%
Foreign currency translation(2)	—	(63.1)
Net sales, on a constant currency basis	$5,103.1	$5,886.0	(13.3)%	(14.7)%
(1)There were 64 and 63 selling days for the three months ended March 31, 2023 and 2022, respectively.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the first quarter of 2023.
Free cash flow

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Net cash provided by operating activities	$365.4	$380.8
Capital expenditures	(31.7)	(41.3)
Net change in accounts payable - inventory financing	77.6	126.7
Free cash flow	$411.3	$466.2
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Corporate segment, which primarily serves US private sector business customers with more than 250 employees, have historically been higher in the fourth quarter than in other quarters due to customers spending their remaining technology budget dollars at the end of the year. Additionally, sales in our Public segment have historically been higher in the third quarter than in other quarters primarily due to the buying patterns of the federal government and education customers. Since 2020, we have experienced variability compared to historic seasonality trends. Seasonality by channel is expected to continue to be different than historical experience.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our revolving loan facility. As of March 31, 2023, we had $1.1 billion of availability for borrowings under our revolving loan facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.

Long-Term Debt and Financing Arrangements
During the three months ended March 31, 2023, we prepaid an additional $50 million on our senior unsecured term loan facility without penalty. No additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
As of March 31, 2023, we had total unsecured indebtedness of $5.8 billion and we were in compliance with the covenants under our credit agreements and indentures.
We may from time to time repurchase one or more series of our outstanding unsecured senior notes, depending on market conditions, contractual commitments, our capital needs and other factors. Repurchases of our senior notes may be made by open market or privately negotiated transactions and may be pursuant to Rule 10b5-1 plans or otherwise.
For additional information regarding our debt and refinancing activities, see Note 5 (Debt) to the accompanying Consolidated Financial Statements.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense associated with these agreements as balances are paid when they are due. For additional information, see Note 4 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Share Repurchase Program
During the three months ended March 31, 2023, we repurchased 1 million shares of our common stock for $200 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2023 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.590	February 7, 2023	February 24, 2023	March 10, 2023
On May 3, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.590 per share. The dividend will be paid on June 13, 2023 to all stockholders of record as of the close of business on May 25, 2023.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Net cash provided by operating activities	$365.4	$380.8

Investing Activities:
Capital expenditures	(31.7)	(41.3)
Acquisitions of businesses, net of cash acquired	(22.5)	—
Net cash used in investing activities	(54.2)	(41.3)

Financing Activities:
Net change in accounts payable - inventory financing	77.6	126.7
Other cash flows used in financing activities	(425.8)	(334.8)
Net cash used in financing activities	(348.2)	(208.1)

Effect of exchange rate changes on cash and cash equivalents	1.2	(2.6)
Net (decrease) increase in cash and cash equivalents	$(35.8)	$128.8
Operating Activities
Cash flows provided by operating activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022	Change
Net income	$230.1	$250.2	$(20.1)
Adjustments for the impact of non-cash items(1)	90.2	94.0	(3.8)
Net income adjusted for the impact of non-cash items	320.3	344.2	(23.9)
Changes in assets and liabilities:
Accounts receivable(2)	208.9	(125.0)	333.9
Merchandise inventory(3)	22.0	(130.3)	152.3
Accounts payable-trade(4)	(248.7)	87.8	(336.5)
Other(5)	62.9	204.1	(141.2)
Cash flows provided by operating activities	$365.4	$380.8	$(15.4)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to lower sales activity in 2023.
(3)The change is primarily due to lower stocking positions driven by customer demand in 2023.
(4)The change is primarily driven by timing of payments and lower sales activity in 2023.
(5)The change is primarily due to decreases in accrued compensation and contract liabilities.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2023	2022
Days of sales outstanding (DSO)(1)	72	67
Days of supply in inventory (DIO)(2)	15	17
Days of purchases outstanding (DPO)(3)	(69)	(64)
Cash conversion cycle	18	20
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
The cash conversion cycle decreased to 18 days at March 31, 2023, compared to 20 days at March 31, 2022. The overall decrease was primarily driven by a reduction in DIO resulting from lower stocking positions. In addition, netted down revenue has an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash used in investing activities increased $13 million for the three months ended March 31, 2023 compared to March 31, 2022. This increase was primarily due to an acquisition in 2023 with no similar activity in 2022, partially offset by less capital expenditures.
Financing Activities
Net cash used in financing activities increased $140 million for the three months ended March 31, 2023 compared to March 31, 2022. This increase was primarily driven by share repurchases in 2023 with no similar activity in 2022 and less inventory financing as a result of lower sales activity, partially offset by less repayments on debt due to lower borrowings. For additional information regarding the inventory financing agreements and debt activities, see Note 4 (Inventory Financing Agreements) and Note 5 (Debt) to the accompanying Consolidated Financial Statements.
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
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; and
•rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future unsecured senior debt.

The following tables set forth Balance Sheet information as of March 31, 2023 and December 31, 2022, and Statement of Operations information for the three months ended March 31, 2023 and for the year ended December 31, 2022. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	March 31, 2023	December 31, 2022
Current assets	$5,264.1	$5,588.3

Goodwill	3,939.7	3,939.7
Other assets	1,935.2	2,032.6
Total Non-current assets	5,874.9	5,972.3

Current liabilities	4,170.4	4,369.3

Long-term debt	5,724.3	5,792.9
Other liabilities	594.6	641.9
Total Long-term liabilities	6,318.9	6,434.8
Statement of Operations Information

(dollars in millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Net sales	$4,410.0	$20,741.8
Gross profit	945.3	4,156.6
Operating income	306.4	1,584.7
Net income	170.8	1,005.8
Commitments and Contingencies
The information set forth in Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under “Trends and Key Factors Affecting our Financial Performance” above, the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. These factors include, among others, inflationary pressures; level of interest rates; CDW’s relationships with vendor partners and terms of their agreements; the COVID-19 pandemic, including resurgences and the emergence of new variants, and actions taken in response thereto and the associated impact on our business, results of operations, cash flows, financial condition and liquidity; continued innovations in hardware, software and services by CDW’s vendor partners; substantial competition that could reduce CDW’s market share; the continuing development, maintenance and operation of CDW’s information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to provide high-quality services to CDW’s customers; potential losses of any key personnel, significant increases in labor costs or ineffective workforce management; potential adverse occurrences at one of CDW’s primary facilities or third-party data centers, including as a result of climate change; increases in the cost of commercial delivery services or disruptions of those services; CDW’s exposure to accounts receivable and inventory risks; the potential failure to achieve the anticipated benefits of the acquisition of Sirius in the expected timeframe or at all; future acquisitions or alliances; fluctuations in CDW’s operating results; fluctuations in foreign currency; global and regional economic and political conditions, including impacts of the ongoing military conflict between Russia and Ukraine and related sanctions against Russia; potential interruptions of the flow of products from suppliers; decreases in spending on technology products and services; potential failures to comply with Public segment contracts or applicable laws and regulations; current and future legal proceedings, investigations and audits, including intellectual property infringement claims; changes in laws, including regulations or interpretations thereof, or the potential failure to meet stakeholder expectations on environmental sustainability and corporate responsibility matters; CDW’s level of indebtedness; restrictions imposed by agreements relating to CDW’s indebtedness on its operations and liquidity; failure to maintain the ratings assigned to CDW’s debt securities by rating agencies; changes in, or the discontinuation of, CDW’s share repurchase program or dividend payments; and other risk factors or uncertainties identified from time to time in CDW’s filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by those cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there have been no material changes in this information.
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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report is incorporated herein by reference.
Item 1A. Risk Factors
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On February 8, 2023, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program (which was incremental to the amount remaining under the $1.25 billion authorization announced on February 10, 2021) under which we may repurchase shares of our common stock from time to time in privately negotiated transactions, open market purchases or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares and the program may be modified, suspended or discontinued at any time.
Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2023 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
January 1 through January 31, 2023	0.1	$191.3	0.1	$813.8
February 1 through February 28, 2023	0.3	$204.9	0.3	$746.2
March 1 through March 31, 2023	0.6	$193.9	0.6	$637.6
Total	1.0		1.0
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1*	Form of the Lead Independent Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-term Incentive Plan.

10.2*	First Amendment to the CDW LLC Nonqualified Deferred Compensation Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 3, 2023	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)