Form 10-Q
period 2023-06-30
CDW Corp
filed 2023-08-02
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 28, 2023, there were 134,047,853 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$203.9	$315.2
Accounts receivable, net of allowance for credit losses of $26.0 and $25.7, respectively	4,496.9	4,461.3
Merchandise inventory	789.8	800.2
Miscellaneous receivables	518.3	489.1
Prepaid expenses and other	479.1	498.2
Total current assets	6,488.0	6,564.0
Operating lease right-of-use assets	137.2	149.2
Property and equipment, net	194.4	188.8
Goodwill	4,428.2	4,342.7
Other intangible assets, net	1,424.6	1,490.7
Other assets	313.5	396.1
Total Assets	$12,985.9	$13,131.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$2,866.8	$2,821.3
Accounts payable-inventory financing	616.2	519.0
Current maturities of long-term debt	42.2	56.3
Contract liabilities	442.1	485.5
Accrued expenses and other current liabilities:
Compensation	281.3	377.8
Advertising	147.4	130.5
Sales and income taxes	79.0	73.5
Other	522.3	483.2
Total current liabilities	4,997.3	4,947.1
Long-term liabilities:
Debt	5,721.0	5,866.4
Deferred income taxes	180.2	203.4
Operating lease liabilities	173.6	175.2
Other liabilities	300.6	336.1
Total long-term liabilities	6,375.4	6,581.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 134.0 and 135.5 shares outstanding, respectively	1.3	1.4
Paid-in capital	3,599.5	3,518.1
Accumulated deficit	(1,862.8)	(1,763.8)
Accumulated other comprehensive loss	(124.8)	(152.4)
Total stockholders’ equity	1,613.2	1,603.3
Total Liabilities and Stockholders’ Equity	$12,985.9	$13,131.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per-share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$5,626.1	$6,145.8	$10,729.2	$12,094.9
Cost of sales	4,444.6	4,977.6	8,458.3	9,822.6
Gross profit	1,181.5	1,168.2	2,270.9	2,272.3
Selling and administrative expenses	769.3	732.9	1,503.4	1,450.1
Operating income	412.2	435.3	767.5	822.2
Interest expense, net	(58.2)	(57.7)	(115.9)	(113.7)
Other expense, net	(0.6)	(0.4)	(1.9)	(0.9)
Income before income taxes	353.4	377.2	649.7	707.6
Income tax expense	(90.8)	(97.9)	(157.0)	(178.1)
Net income	$262.6	$279.3	$492.7	$529.5

Net income per common share:
Basic	$1.95	$2.07	$3.65	$3.92
Diluted	$1.92	$2.04	$3.60	$3.87

Weighted-average common shares outstanding:
Basic	134.6	135.2	135.1	135.1
Diluted	136.1	136.8	136.7	136.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$262.6	$279.3	$492.7	$529.5
Other comprehensive income:
Unrealized gain from cash flow hedge, net of tax	—	1.0	—	1.4
Reclassification of cash flow hedge to net income, net of tax	—	0.8	—	1.6
Foreign currency translation, net of tax	18.0	(38.0)	27.6	(47.9)
Other comprehensive income (loss)	18.0	(36.2)	27.6	(44.9)
Comprehensive income	$280.6	$243.1	$520.3	$484.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$492.7	$529.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136.6	142.5
Equity-based compensation expense	45.6	44.6
Deferred income taxes	(24.1)	(8.6)
Provision for credit losses	8.4	3.7
Other	20.8	9.1
Changes in assets and liabilities:
Accounts receivable	(13.0)	(19.8)
Merchandise inventory	17.0	(109.7)
Other assets	97.2	(177.2)
Accounts payable-trade	(39.7)	210.6
Other liabilities	(147.9)	136.4
Net cash provided by operating activities	593.6	761.1
Cash flows from investing activities:
Capital expenditures	(71.3)	(63.6)
Acquisitions of businesses, net of cash acquired	(75.5)	(28.0)
Net cash used in investing activities	(146.8)	(91.6)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	201.3	1,479.6
Repayments of borrowings under revolving credit facility	(275.7)	(1,672.5)
Repayments of long-term debt	(50.0)	(35.5)
Repayments of receivable financing liability	(40.5)	(34.4)
Net change in accounts payable-inventory financing	161.6	19.9
Repurchases of common stock	(396.1)	—
Proceeds from stock option exercises	20.5	15.1
Payment of incentive compensation plan withholding taxes	(32.8)	(20.6)
Dividend payments	(159.3)	(135.0)
Other	11.5	8.5
Net cash used in financing activities	(559.5)	(374.9)
Effect of exchange rate changes on cash and cash equivalents	1.4	(11.1)
Net (decrease) increase in cash and cash equivalents	(111.3)	283.5
Cash and cash equivalents—beginning of period	315.2	258.1
Cash and cash equivalents—end of period	$203.9	$541.6
Supplementary disclosure of cash flow information:
Interest paid	$(117.0)	$(106.4)
Income taxes paid, net	$(174.9)	$(160.9)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2023	135.0	$1.4	$3,557.3	$(1,847.0)	$(142.8)	$1,568.9
Net income	—	—	—	262.6	—	262.6
Equity-based compensation expense	—	—	24.8	—	—	24.8
Stock option exercises	—	—	7.7	—	—	7.7
Coworker Stock Purchase Plan	0.1	—	9.4	—	—	9.4
Repurchases of common stock	(1.1)	(0.1)	—	(196.0)	—	(196.1)
Dividends paid ($0.59 per share)	—	—	0.3	(79.7)	—	(79.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(1.2)	—	(1.2)
Foreign currency translation and other	—	—	—	(1.5)	18.0	16.5
Balance as of June 30, 2023	134.0	$1.3	$3,599.5	$(1,862.8)	$(124.8)	$1,613.2

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2022	135.1	$1.4	$3,403.7	$(2,408.9)	$(103.1)	$893.1
Net income	—	—	—	279.3	—	279.3
Equity-based compensation expense	—	—	23.5	—	—	23.5
Stock option exercises	—	—	6.8	—	—	6.8
Coworker Stock Purchase Plan	0.1	—	7.4	—	—	7.4
Dividends paid ($0.50 per share)	—	—	0.4	(67.9)	—	(67.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(0.2)	—	(0.2)
Unrealized gain on cash flow hedge	—	—	—	—	1.0	1.0
Reclassification of cash flow hedge to net income	—	—	—	—	0.8	0.8
Foreign currency translation	—	—	—	—	(38.0)	(38.0)
Balance as of June 30, 2022	135.2	$1.4	$3,441.8	$(2,197.7)	$(139.3)	$1,106.2

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	135.5	$1.4	$3,518.1	$(1,763.8)	$(152.4)	$1,603.3
Net income	—	—	—	492.7	—	492.7
Equity-based compensation expense	—	—	45.6	—	—	45.6
Stock option exercises	0.5	—	20.5	—	—	20.5
Coworker Stock Purchase Plan	0.1	—	14.4	—	—	14.4
Repurchases of common stock	(2.1)	(0.1)	—	(396.0)	—	(396.1)
Dividends paid ($1.18 per share)	—	—	0.9	(160.2)	—	(159.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(32.8)	—	(32.8)
Foreign currency translation and other	—	—	—	(2.7)	27.6	24.9
Balance as of June 30, 2023	134.0	$1.3	$3,599.5	$(1,862.8)	$(124.8)	$1,613.2

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2021	134.8	$1.3	$3,369.5	$(2,570.7)	$(94.4)	$705.7
Net income	—	—	—	529.5	—	529.5
Equity-based compensation expense	—	—	44.6	—	—	44.6
Stock option exercises	0.3	0.1	15.0	—	—	15.1
Coworker Stock Purchase Plan	0.1	—	11.8	—	—	11.8
Dividends paid ($1.00 per share)	—	—	0.9	(135.9)	—	(135.0)
Incentive compensation plan stock withheld for taxes	—	—	—	(20.6)	—	(20.6)
Unrealized gain on cash flow hedge	—	—	—	—	1.4	1.4
Reclassification of cash flow hedge to net income	—	—	—	—	1.6	1.6
Foreign currency translation	—	—	—	—	(47.9)	(47.9)
Balance as of June 30, 2022	135.2	$1.4	$3,441.8	$(2,197.7)	$(139.3)	$1,106.2

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
3.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Accounts receivable, current(1)	$4,496.9	$4,461.3
Accounts receivable, noncurrent(2)	149.6	203.0
Total accounts receivable	$4,646.5	$4,664.3
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of payment from the third-party financing company. During the six months ended June 30, 2023 and 2022, the Company sold approximately $219 million and $229 million of accounts receivable, respectively.
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

	June 30, 2023	December 31, 2022
Contract assets(1)	$187.3	$242.1
Contract liabilities(2)(3)	$489.3	$525.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $47 million and $40 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(3)During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $265 million and $200 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of June 30, 2023 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$49.9	$26.7	$9.4	$0.9
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
The amounts outstanding under these agreements as of June 30, 2023 and December 31, 2022 were $616 million and $519 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility (as defined below). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 5 (Debt).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
5.    Debt

		As of June 30, 2023		As of December 31, 2022
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	Variable	$72.5

Term Loan
Senior unsecured term loan facility	December 2026	Variable	734.5	Variable	784.5

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2026	December 2026	2.670%	1,000.0	2.670%	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2028	December 2028	3.276%	500.0	3.276%	500.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Senior notes due 2031	December 2031	3.569%	1,000.0	3.569%	1,000.0
Total unsecured senior notes			4,975.0		4,975.0

Receivable financing liability			76.4		115.4
Other long-term obligations			9.6		11.6
Unamortized deferred financing fees			(32.3)		(36.3)
Current maturities of long-term debt			(42.2)		(56.3)
Total long-term debt			$5,721.0		$5,866.4
As of June 30, 2023, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. During the six months ended June 30, 2023, the interest rate was based on London Interbank Offer Rate (“LIBOR”) plus a margin or an alternate base rate plus a margin, where the margin is based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of June 30, 2023, the Company could have borrowed up to an additional $1.0 billion under the Revolving Loan Facility. As of June 30, 2023, the Revolving Loan Facility had less than $1 million of undrawn letters of credit and $616 million reserved for the floorplan sub-facility.
On June 7, 2023, the Revolving Loan Facility was amended to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark, which will take into effect for the first interest rate period beginning after July 1, 2023.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate. The interest rate is based on LIBOR plus a margin, where the margin is determined by the Company’s senior unsecured credit rating. During the six months ended June 30, 2023, the Company prepaid $50 million on the Term Loan Facility without penalty. As a result of the prepayments made to date, no additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
On June 7, 2023, the Term Loan Facility was amended to replace LIBOR with SOFR as the interest rate benchmark, which will take into effect for the first interest rate period beginning after July 1, 2023.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the six months ended June 30, 2023.
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	June 30, 2023	December 31, 2022
Fair value	$5,300.5	$5,412.6
Carrying value	5,795.5	5,959.0
6.    Income Taxes
Income tax expense was $91 million and $98 million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.7% and 26.0% for the three months ended June 30, 2023 and 2022, respectively.
Income tax expense was $157 million and $178 million for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.2% and 25.2% for the six months ended June 30, 2023 and 2022, respectively.
The effective tax rate for both the three and six months ended June 30, 2023 and June 30, 2022 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
7.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted-average shares outstanding	134.6	135.2	135.1	135.1
Effect of dilutive securities(1)	1.5	1.6	1.6	1.7
Diluted weighted-average shares outstanding(2)	136.1	136.8	136.7	136.8
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.3 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2023 and 2022. Inclusion of these common shares in diluted weighted average shares outstanding would have had an anti-dilutive effect.
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
As of June 30, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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
Information about the Company’s segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended June 30, 2023
Net sales	$2,245.0	$396.2	$2,295.1	$689.8	$—	$5,626.1
Operating income (loss)	206.5	42.4	210.3	32.4	(79.4)	412.2
Depreciation and amortization expense	(19.6)	(1.1)	(14.2)	(7.5)	(23.5)	(65.9)

Three Months Ended June 30, 2022
Net sales	$2,660.7	$500.0	$2,243.0	$742.1	$—	$6,145.8
Operating income (loss)	231.2	47.0	177.2	27.8	(47.9)	435.3
Depreciation and amortization expense	(23.6)	(1.9)	(16.5)	(8.1)	(21.0)	(71.1)

Six Months Ended June 30, 2023
Net sales	$4,448.7	$807.6	$4,107.9	$1,365.0	$—	$10,729.2
Operating income (loss)	399.8	83.9	337.8	68.9	(122.9)	767.5
Depreciation and amortization expense	(42.4)	(2.4)	(30.4)	(15.3)	(46.1)	(136.6)

Six Months Ended June 30, 2022
Net sales	$5,288.3	$1,024.0	$4,276.0	$1,506.6	$—	$12,094.9
Operating income (loss)	441.2	93.7	319.0	64.5	(96.2)	822.2
Depreciation and amortization expense	(48.6)	(3.3)	(32.8)	(16.5)	(41.3)	(142.5)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended June 30, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,214.0	$390.7	$2,293.8	$5.4	$4,903.9
Rest of World	31.0	5.5	1.3	684.4	722.2
Total Net sales	2,245.0	396.2	2,295.1	689.8	5,626.1

Major Product and Services
Hardware	1,596.4	317.5	1,884.9	481.5	4,280.3
Software	388.8	58.6	274.1	142.6	864.1
Services	243.4	15.5	131.4	62.9	453.2
Other(2)	16.4	4.6	4.7	2.8	28.5
Total Net sales	2,245.0	396.2	2,295.1	689.8	5,626.1

Sales by Channel
Corporate	2,245.0	—	—	—	2,245.0
Small Business	—	396.2	—	—	396.2
Government	—	—	681.2	—	681.2
Education	—	—	1,026.8	—	1,026.8
Healthcare	—	—	587.1	—	587.1
Other	—	—	—	689.8	689.8
Total Net sales	2,245.0	396.2	2,295.1	689.8	5,626.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,891.3	354.9	2,080.7	607.3	4,934.2
Transferred at a point in time where CDW is agent	185.0	32.9	116.7	26.7	361.3
Transferred over time where CDW is principal	168.7	8.4	97.7	55.8	330.6
Total Net sales	$2,245.0	$396.2	$2,295.1	$689.8	$5,626.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$4,413.2	$800.3	$4,106.4	$13.9	$9,333.8
Rest of World	35.5	7.3	1.5	1,351.1	1,395.4
Total Net sales	4,448.7	807.6	4,107.9	1,365.0	10,729.2

Major Product and Services
Hardware	3,115.8	652.2	3,247.4	953.1	7,968.5
Software	841.8	114.8	575.6	276.6	1,808.8
Services	458.9	31.2	275.8	129.4	895.3
Other(2)	32.2	9.4	9.1	5.9	56.6
Total Net sales	4,448.7	807.6	4,107.9	1,365.0	10,729.2

Sales by Channel
Corporate	4,448.7	—	—	—	4,448.7
Small Business	—	807.6	—	—	807.6
Government	—	—	1,232.7	—	1,232.7
Education	—	—	1,692.5	—	1,692.5
Healthcare	—	—	1,182.7	—	1,182.7
Other	—	—	—	1,365.0	1,365.0
Total Net sales	4,448.7	807.6	4,107.9	1,365.0	10,729.2

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	3,752.7	720.2	3,689.3	1,197.8	9,360.0
Transferred at a point in time where CDW is agent	370.4	69.7	218.2	55.1	713.4
Transferred over time where CDW is principal	325.6	17.7	200.4	112.1	655.8
Total Net sales	$4,448.7	$807.6	$4,107.9	$1,365.0	$10,729.2

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three and six months ended June 30, 2023 and 2022. Categories are based upon internal classifications.

	Three Months Ended June 30,
	2023		2022
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Notebooks/Mobile Devices	$1,320.9	23.5%	$1,763.6	28.7%
Netcomm Products(3)	916.4	16.3	623.9	10.2
Collaboration(3)	533.6	9.5	691.6	11.3
Data Storage and Servers(3)	536.1	9.5	626.5	10.2
Desktops	304.8	5.4	350.2	5.7
Other Hardware(3)	668.5	11.9	666.1	10.8
Total Hardware	4,280.3	76.1	4,721.9	76.9

Software(1)	864.1	15.4	920.9	15.0
Services(1)	453.2	8.1	469.7	7.6
Other(2)	28.5	0.4	33.3	0.5
Total Net sales	$5,626.1	100.0%	$6,145.8	100.0%

	Six Months Ended June 30,
	2023		2022
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$2,385.5	22.2%	$3,477.4	28.8%
Netcomm Products	1,660.9	15.5	1,191.6	9.9
Collaboration(3)	1,009.6	9.4	1,320.9	10.9
Data Storage and Servers(3)	1,078.0	10.0	1,247.3	10.3
Desktops	562.7	5.2	687.6	5.7
Other Hardware(3)	1,271.8	12.0	1,479.2	12.3
Total Hardware	7,968.5	74.3	9,404.0	77.9

Software(1)	1,808.8	16.9	1,719.4	14.2
Services(1)	895.3	8.3	907.1	7.5
Other(2)	56.6	0.5	64.4	0.4
Total Net sales	$10,729.2	100.0%	$12,094.9	100.0%
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
•General economic conditions are a key factor affecting our results as they impact our customers’ willingness and ability to spend on information technology. Macroeconomic uncertainty persists as a result of the current inflationary environment, corresponding increase in interest rates driven by monetary policy, overall decline in economic growth rates in the United States and other countries and recent market events related to certain financial institutions. This increased uncertainty in the current economic environment resulted in, and may continue to result in, a delay, pause or reduction of investments in technology by our customers.
•Customers are balancing priorities to focus more on solutions that lead to business optimization and cost management, or in many cases are reassessing the timing of IT refresh cycles and pausing or deferring their IT spend. We have orchestrated solutions by leveraging netcomm products, security, software and hybrid and cloud offerings to help customers achieve their objectives.

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
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, Gross profit, Net income, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Net sales on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, Free cash flow, Cash and cash equivalents, cash conversion cycle and debt levels including available credit. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
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
Second Quarter Overview
The results of certain key business metrics are as follows:

	Three Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022
Net sales	$5,626.1	$6,145.8
Gross profit	1,181.5	1,168.2
Operating income	412.2	435.3
Net income	262.6	279.3
Non-GAAP operating income	529.8	516.3
Non-GAAP net income	349.0	339.5
Net income per diluted share	1.92	2.04
Non-GAAP net income per diluted share	2.56	2.49
Average daily sales(1)	87.9	96.0
Net debt(2)	5,559.3	6,045.3
Cash conversion cycle (in days)(3)	14	19
(1)    There were 64 selling days for both the three months ended June 30, 2023 and 2022.
(2)    Defined as Total debt minus Cash and cash equivalents.

(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Results of operations, in dollars and as a percentage of Net sales, are as follows:

	Three Months Ended June 30,
	2023		2022
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$5,626.1	100.0%	$6,145.8	100.0%
Cost of sales	4,444.6	79.0	4,977.6	81.0
Gross profit	1,181.5	21.0	1,168.2	19.0
Selling and administrative expenses	769.3	13.7	732.9	11.9
Operating income	412.2	7.3	435.3	7.1
Interest expense, net	(58.2)	(1.0)	(57.7)	(0.9)
Other income (expense), net	(0.6)	—	(0.4)	—
Income before income taxes	353.4	6.3	377.2	6.2
Income tax expense	(90.8)	(1.6)	(97.9)	(1.6)
Net income	$262.6	4.7%	$279.3	4.6%
Net sales
Total Net sales decreased $520 million, or 8.5%, to $5,626 million for the three months ended June 30, 2023, compared to $6,146 million for the three months ended June 30, 2022. The decline in Net sales was driven by the Corporate and Small Business segments and our UK and Canadian operations, partially offset by an increase in the Public segment. The increase in economic uncertainty has led customers to focus their business priorities, resulting in a reduction of their technology spend, most notably in the Corporate and Small Business segments. For additional information, see the “Segment Results of Operations” below.
Gross profit
Gross profit increased $13 million, or 1.1%, to $1,182 million for the three months ended June 30, 2023, compared to $1,168 million for the three months ended June 30, 2022. As a percentage of Net sales, Gross profit margin increased 200 basis points to 21.0% for the three months ended June 30, 2023. The increase in Gross profit margin was primarily driven by higher product margin due to lower mix in notebooks and increased rate across various categories, and a higher mix of netted down revenue, primarily software as a service.
Selling and administrative expenses
Selling and administrative expenses increased $36 million, or 5.0%, to $769 million for the three months ended June 30, 2023, compared to $733 million for the three months ended June 30, 2022. The increase was primarily due to costs related to the reduction of our workforce and real estate portfolio (collectively “workplace optimization”), increased payroll expenses associated with higher year-over-year coworker count, partially offset by the impact of reduced discretionary expenses.
Operating income
Operating income decreased $23 million, or 5.3%, to $412 million for the three months ended June 30, 2023, compared to $435 million for the three months ended June 30, 2022. Operating income decreased primarily due to costs related to workplace optimization, increased payroll expenses associated with higher year-over-year coworker count, partially offset by the impact of reduced discretionary expenses.
Interest expense, net
Interest expense, net was $58 million for both the three months ended June 30, 2023 and June 30, 2022. Interest expense, net remained consistent due to higher variable interest rate on the senior unsecured term loan, partially offset by lower debt levels.

Income tax expense
Income tax expense was $91 million and $98 million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.7% and 26.0% for the three months ended June 30, 2023 and 2022, respectively.
The lower effective tax rate for the three months ended June 30, 2023 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended June 30,
	2023		2022
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$2,245.0	39.9%	$2,660.7	43.3%	$(415.7)	(15.6)%

Small Business	396.2	7.0	500.0	8.1	(103.8)	(20.8)

Public:
Government	681.2	12.1	609.5	9.9	71.7	11.8
Education	1,026.8	18.3	1,041.3	16.9	(14.5)	(1.4)
Healthcare	587.1	10.4	592.2	9.6	(5.1)	(0.9)
Total Public	2,295.1	40.8	2,243.0	36.4	52.1	2.3

Other	689.8	12.3	742.1	12.2	(52.3)	(7.0)

Total Net sales	$5,626.1	100.0%	$6,145.8	100.0%	$(519.7)	(8.5)%
(1)There were 64 selling days for both the three months ended June 30, 2023 and 2022.
Operating income by segment, in dollars and as a percentage of total Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended June 30,
	2023		2022
(dollars in millions)	Operating Income	Operating Margin	Operating Income	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$206.5	9.2%	$231.2	8.7%	(10.7)%
Small Business	42.4	10.7	47.0	9.4	(9.8)
Public	210.3	9.2	177.2	7.9	18.7
Other(2)	32.4	4.7	27.8	3.7	16.5
Headquarters(3)	(79.4)	nm*	(47.9)	nm*	65.8
Total Operating income	$412.2	7.3%	$435.3	7.1%	(5.3)%
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

Corporate
Corporate segment Net sales for the three months ended June 30, 2023 decreased $416 million, or 15.6%, compared to the three months ended June 30, 2022. This decrease in Net sales was across various hardware categories and software, partially offset by an increase in services.
Corporate segment Operating income was $207 million for the three months ended June 30, 2023, a decrease of $24 million, or 10.7%, compared to $231 million for the three months ended June 30, 2022. Corporate segment Operating income decreased primarily driven by lower Gross profit dollars.
Small Business
Small Business segment Net sales for the three months ended June 30, 2023 decreased $104 million, or 20.8%, compared to the three months ended June 30, 2022. This decrease in Net sales was primarily driven by a decline in notebooks/mobile devices.
Small Business segment Operating income was $42 million for the three months ended June 30, 2023, a decrease of $5 million, or 9.8%, compared to $47 million for the three months ended June 30, 2022. Small Business segment Operating income decreased primarily due to lower Gross profit dollars partially offset by lower performance-based compensation consistent with lower Gross profit attainment.
Public
Public segment Net sales for the three months ended June 30, 2023 increased $52 million, or 2.3%, compared to the three months ended June 30, 2022. This increase was primarily within netcomm products across all sales channels, partially offset by collaboration and notebooks/mobile devices specifically within the Education and Healthcare sales channels.
Public segment Operating income was $210 million for the three months ended June 30, 2023, an increase of $33 million, or 18.7%, compared to $177 million for the three months ended June 30, 2022. Public segment Operating income increased primarily due to higher Gross profit dollars and lower payroll expenses.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended June 30, 2023 decreased $52 million, or 7.0%, compared to the three months ended June 30, 2022. This decrease was driven by decreased Net sales across various categories related to both the Canadian and UK operations.
Other Operating income was $32 million for the three months ended June 30, 2023, an increase of $5 million, or 16.5%, compared to $28 million for the three months ended June 30, 2022. Other Operating income increased primarily due to higher Gross profit dollars related to the UK operations.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, and Net sales on a constant currency basis for the three months ended June 30, 2023 and 2022 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, transformation initiatives, workplace optimization and the associated tax effects of each. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales.
Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, and Net sales on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial condition that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

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
Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended June 30,
(dollars in millions)	2023	% of Net Sales	2022	% of Net Sales	% Change
Operating income, as reported	$412.2	7.3%	$435.3	7.1%	(5.3)%
Amortization of intangibles(1)	37.3		40.7
Equity-based compensation	24.8		23.5
Acquisition and integration expenses	8.7		14.9
Transformation initiatives(2)	4.6		1.2
Workplace optimization(3)	42.0		—
Other adjustments	0.2		0.7
Non-GAAP operating income	$529.8	9.4%	$516.3	8.4%	2.6%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.
Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended June 30,
	2023			2022
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
US GAAP, as reported	$353.4	$(90.8)	$262.6	$377.2	$(97.9)	$279.3	(6.0)%
Amortization of intangibles(2)	37.3	(9.6)	27.7	40.7	(10.6)	30.1
Equity-based compensation	24.8	(7.1)	17.7	23.5	(5.9)	17.6
Acquisition and integration expenses	8.7	(2.3)	6.4	14.9	(3.8)	11.1
Transformation initiatives(3)	4.6	(1.2)	3.4	1.2	(0.3)	0.9
Workplace optimization(4)	42.0	(10.9)	31.1	—	—	—
Other adjustments	0.2	(0.1)	0.1	0.8	(0.3)	0.5
Non-GAAP	$471.0	$(122.0)	$349.0	$458.3	$(118.8)	$339.5	2.8%

Net income per diluted share, as reported			$1.92			$2.04
Non-GAAP net income per diluted share			$2.56			$2.49
Shares used in computing US GAAP and Non-GAAP net income per diluted share			136.1			136.8
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Net sales on a constant currency basis

	Three Months Ended June 30,
(dollars in millions)	2023	2022	% Change(1)
Net sales, as reported	$5,626.1	$6,145.8	(8.5)%
Foreign currency translation(2)	—	(14.9)
Net sales, on a constant currency basis	$5,626.1	$6,130.9	(8.2)%
(1)There were 64 selling days for both the three months ended June 30, 2023 and 2022.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the second quarter of 2023.
Six Months Overview
The results of certain key business metrics are as follows:

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022
Net sales	$10,729.2	$12,094.9
Gross profit	2,270.9	2,272.3
Operating income	767.5	822.2
Net income	492.7	529.5
Non-GAAP operating income	964.1	978.4
Non-GAAP net income	627.7	641.0
Net income per diluted share	3.60	3.87
Non-GAAP net income per diluted share	4.59	4.69
Average daily sales(1)	83.8	95.2
Net debt(2)	5,559.3	6,045.3
Cash conversion cycle (in days)(3)	14	19
Cash provided by operating activities	593.6	761.1
Free cash flow	683.9	717.4
(1)    There were 128 and 127 selling days for the six months ended June 30, 2023 and 2022, respectively.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Cash conversion cycle is defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.

Results of Operations
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Results of operations, in dollars and as a percentage of Net sales, are as follows:

	Six Months Ended June 30,
	2023		2022
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$10,729.2	100.0%	$12,094.9	100.0%
Cost of sales	8,458.3	78.8	9,822.6	81.2
Gross profit	2,270.9	21.2	2,272.3	18.8
Selling and administrative expenses	1,503.4	14.0	1,450.1	12.0
Operating income	767.5	7.2	822.2	6.8
Interest expense, net	(115.9)	(1.1)	(113.7)	(0.9)
Other expense, net	(1.9)	—	(0.9)	—
Income before income taxes	649.7	6.1	707.6	5.9
Income tax expense	(157.0)	(1.5)	(178.1)	(1.5)
Net income	$492.7	4.6%	$529.5	4.4%
Net sales
Total Net sales decreased $1,366 million, or 11.3%, to $10,729 million for the six months ended June 30, 2023, compared to $12,095 million for the six months ended June 30, 2022. The decline in Net sales occurred across all operating segments. The increase in economic uncertainty has led customers to focus their business priorities, resulting in a deferral or reduction of their technology spend. For additional information, see the “Segment Results of Operations” below.
Gross profit
Gross profit decreased $1 million, or 0.1%, to $2,271 million for the six months ended June 30, 2023, compared to $2,272 million for the six months ended June 30, 2022. As a percentage of Net sales, Gross profit margin increased 240 basis points to 21.2% for the six months ended June 30, 2023. The increase in Gross profit margin was primarily driven by higher product margin due to lower mix in notebooks and increased rate across various categories and a higher mix of netted down revenue, primarily software as a service.
Selling and administrative expenses
Selling and administrative expenses increased $53 million, or 3.7%, to $1,503 million for the six months ended June 30, 2023, compared to $1,450 million for the six months ended June 30, 2022. The increase was driven by costs related to workplace optimization, increased payroll expenses associated with higher year-over-year coworker count, partially offset by reduced discretionary expenses.
Operating income
Operating income decreased $55 million, or 6.7%, to $768 million for the six months ended June 30, 2023 compared to $822 million for the six months ended June 30, 2022. Operating income decreased driven by costs related to workplace optimization, increased payroll expenses associated with higher year-over-year coworker count, partially offset by the impact of reduced discretionary expenses.
Interest expense, net
Interest expense, net, increased $2 million, or 1.9%, to $116 million for the six months ended June 30, 2023, compared to $114 million for the six months ended June 30, 2022. This increase was driven by a higher variable interest rate on the senior unsecured term loan, partially offset by lower debt levels.

Income tax expense
Income tax expense was $157 million and $178 million for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.2% and 25.2% for the six months ended June 30, 2023 and 2022, respectively.
The lower effective tax rate for the six months ended June 30, 2023 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Six Months Ended June 30,
	2023		2022
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change	Average Daily Sales Percent Change(1)
Corporate	$4,448.7	41.5%	$5,288.3	43.7%	$(839.6)	(15.9)%	(16.5)%

Small Business	807.6	7.5	1,024.0	8.5	(216.4)	(21.1)	(21.7)

Public:
Government	1,232.7	11.5	1,153.4	9.5	79.3	6.9	6.0
Education	1,692.5	15.8	1,944.1	16.1	(251.6)	(12.9)	(13.6)
Healthcare	1,182.7	11.0	1,178.5	9.7	4.2	0.4	(0.4)
Total Public	4,107.9	38.3	4,276.0	35.3	(168.1)	(3.9)	(4.7)

Other	1,365.0	12.7	1,506.6	12.5	(141.6)	(9.4)	(10.1)

Total Net sales	$10,729.2	100.0%	$12,094.9	100.0%	$(1,365.7)	(11.3)%	(12.0)%
(1)There were 128 and 127 selling days for the six months ended June 30, 2023 and 2022, respectively.
Operating income by segment, in dollars and as a percentage of total Net sales, and the year-over-year percentage change are as follows:

	Six Months Ended June 30,
	2023		2022
(dollars in millions)	Operating Income	Percentage of Net Sales	Operating Income	Percentage of Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$399.8	9.0%	$441.2	8.3%	(9.4)%
Small Business	83.9	10.4	93.7	9.2	(10.5)
Public	337.8	8.2	319.0	7.5	5.9
Other(2)	68.9	5.0	64.5	4.3	6.8
Headquarters(3)	(122.9)	nm*	(96.2)	nm*	27.8
Total Operating income	$767.5	7.2%	$822.2	6.8%	(6.7)%
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

Corporate
Corporate segment Net sales for the six months ended June 30, 2023 decreased $840 million, or 15.9%, compared to the six months ended June 30, 2022. On an average daily sales basis, Corporate segment Net sales decreased 16.5%. This decrease in Net sales was across various hardware categories, primarily notebooks/mobile devices, partially offset by an increase in software.
Corporate segment Operating income was $400 million for the six months ended June 30, 2023, a decrease of $41 million, or 9.4%, compared to $441 million for the six months ended June 30, 2022. Corporate segment Operating income decreased primarily due to lower Gross profit dollars and increased payroll expenses.
Small Business
Small Business segment Net sales for the six months ended June 30, 2023 decreased $216 million, or 21.1%, compared to the six months ended June 30, 2022. On an average daily sales basis, Small Business segment Net sales decreased 21.7%. This decrease in Net sales was primarily driven by a decline in notebooks/mobile devices.
Small Business segment Operating income was $84 million for the six months ended June 30, 2023, a decrease of $10 million, or 10.5%, compared to $94 million for the six months ended June 30, 2022. Small Business segment Operating income decreased primarily due to lower Gross profit dollars, partially offset by lower performance-based compensation consistent with lower Gross profit attainment.
Public
Public segment Net sales for the six months ended June 30, 2023 decreased $168 million, or 3.9%, compared to the six months ended June 30, 2022. On an average daily sales basis, Public segment Net sales decreased 4.7%. This decrease was primarily within notebooks/mobile devices and collaboration hardware specifically within the Education and Healthcare sales channels, partially offset by netcomm products across all sales channels.
Public segment Operating income was $338 million for the six months ended June 30, 2023, which was an increase of $19 million, or 5.9%, compared to $319 million for the six months ended June 30, 2022. Public segment Operating income increased primarily due to lower payroll costs.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the six months ended June 30, 2023 decreased $142 million, or 9.4%, compared to the six months ended June 30, 2022. On an average daily sales basis, Other Net sales decreased 10.1%. This decrease was driven by decreased Net sales in various hardware categories, partially offset by an increase in software related to both the Canadian and UK operations.
Other Operating income was $69 million for the six months ended June 30, 2023, which was an increase of $4 million or 6.8%, compared to $65 million for the six months ended June 30, 2022. Other Operating income increased primarily due to higher Gross profit dollars related to the UK operations.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales on a constant currency basis and Free cash flow for the six months ended June 30, 2023 and 2022 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, transformation initiatives, workplace optimization and the associated tax effects of each. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales. Free cash flow is defined as cash flows from operating activities less capital expenditures, adjusted for the net change in accounts payable-inventory financing and other financed purchases.
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
Non-GAAP operating income and Non-GAAP operating income margin

	Six Months Ended June 30,
(dollars in millions)	2023	% of Net Sales	2022	% of Net Sales	% Change
Operating income, as reported	$767.5	7.2%	$822.2	6.8%	(6.7)%
Amortization of intangibles(1)	78.9		81.6
Equity-based compensation	45.6		44.6
Acquisition and integration expenses	17.6		26.6
Transformation initiatives(2)	9.6		2.4
Workplace optimization(3)	42.9		—
Other adjustments	2.0		1.0
Non-GAAP operating income	$964.1	9.0%	$978.4	8.1%	(1.5)%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Six Months Ended June 30,
	2023			2022
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
US GAAP, as reported	$649.7	$(157.0)	$492.7	$707.6	$(178.1)	$529.5	(6.9)%
Amortization of intangibles(2)	78.9	(20.5)	58.4	81.6	(21.2)	60.4
Equity-based compensation	45.6	(22.4)	23.2	44.6	(15.6)	29.0
Acquisition and integration expenses	17.6	(4.6)	13.0	26.6	(6.8)	19.8
Transformation initiatives(3)	9.6	(2.5)	7.1	2.4	(0.6)	1.8
Workplace optimization(4)	42.9	(11.1)	31.8	—	—	—
Other adjustments	2.0	(0.5)	1.5	1.0	(0.5)	0.5
Non-GAAP	$846.3	$(218.6)	$627.7	$863.8	$(222.8)	$641.0	(2.1)%

Net income per diluted share, as reported			$3.60			$3.87
Non-GAAP net income per diluted share			$4.59			$4.69
Shares used in computing US GAAP and Non-GAAP net income per diluted share			136.7			136.8
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.
Net sales on a constant currency basis

	Six Months Ended June 30,
(dollars in millions)	2023	2022	% Change	Average Daily % Change(1)
Net sales, as reported	$10,729.2	$12,094.9	(11.3)%	(12.0)%
Foreign currency translation(2)	—	(78.0)
Net sales, on a constant currency basis	$10,729.2	$12,016.9	(10.7)%	(11.4)%
(1)There were 128 and 127 selling days for the six months ended June 30, 2023 and 2022, respectively.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in year to date 2023.
Free cash flow

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Net cash provided by operating activities	$593.6	$761.1
Capital expenditures	(71.3)	(63.6)
Net change in accounts payable - inventory financing(1)	161.6	19.9
Free cash flow	$683.9	$717.4
(1)Free cash flow is adjusted to include cash flows from financing activities that relate to the purchase of inventory.

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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our revolving loan facility. As of June 30, 2023, we had $1.0 billion of availability for borrowings under our revolving loan facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
During the six months ended June 30, 2023, we prepaid $50 million on our senior unsecured term loan facility without penalty. No additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
As of June 30, 2023, we had total unsecured indebtedness of $5.8 billion and we were in compliance with the covenants under our credit agreements and indentures.
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
Share Repurchase Program
During the six months ended June 30, 2023, we repurchased 2 million shares of our common stock for $396 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2023 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.590	February 7, 2023	February 24, 2023	March 10, 2023
$0.590	May 3, 2023	May 25, 2023	June 13, 2023

On August 2, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.590 per share. The dividend will be paid on September 12, 2023 to all stockholders of record as of the close of business on August 25, 2023.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant.
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Net cash provided by operating activities	$593.6	$761.1

Investing Activities:
Capital expenditures	(71.3)	(63.6)
Acquisitions of businesses, net of cash acquired	(75.5)	(28.0)
Net cash used in investing activities	(146.8)	(91.6)

Financing Activities:
Net change in accounts payable - inventory financing	161.6	19.9
Other cash flows used in financing activities	(721.1)	(394.8)
Net cash used in financing activities	(559.5)	(374.9)

Effect of exchange rate changes on cash and cash equivalents	1.4	(11.1)
Net (decrease) increase in cash and cash equivalents	$(111.3)	$283.5
Operating Activities
Cash flows provided by operating activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2023	2022	Change
Net income	$492.7	$529.5	$(36.8)
Adjustments for the impact of non-cash items(1)	187.3	191.3	(4.0)
Net income adjusted for the impact of non-cash items	680.0	720.8	(40.8)
Changes in assets and liabilities:
Accounts receivable	(13.0)	(19.8)	6.8
Merchandise inventory(2)	17.0	(109.7)	126.7
Accounts payable-trade(3)	(39.7)	210.6	(250.3)
Other	(50.7)	(40.8)	(9.9)
Cash flows provided by operating activities	$593.6	$761.1	$(167.5)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to lower stocking positions driven by customer demand in 2023.
(3)The change is primarily driven by timing of payments and lower sales activity in 2023.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2023	2022
Days of sales outstanding (DSO)(1)	67	64
Days of supply in inventory (DIO)(2)	14	18
Days of purchases outstanding (DPO)(3)	(67)	(63)
Cash conversion cycle	14	19
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
The cash conversion cycle decreased to 14 days at June 30, 2023, compared to 19 days at June 30, 2022. The overall decrease was primarily driven by a reduction in DIO resulting from lower stocking positions. In addition, netted down revenue has an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash used in investing activities increased $55 million for the six months ended June 30, 2023 compared to June 30, 2022. This increase was primarily due to higher acquisition activity in 2023 and increased capital expenditures.
Financing Activities
Net cash used in financing activities increased $185 million for the six months ended June 30, 2023 compared to June 30, 2022. This increase was primarily driven by share repurchases in 2023 with no similar activity in 2022 and net repayments on our revolving loan facility, partially offset by mixing into vendors with extended payment terms under our inventory financing arrangements. For additional information regarding the inventory financing agreements and debt activities, see Note 4 (Inventory Financing Agreements) and Note 5 (Debt) to the accompanying Consolidated Financial Statements.
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
The following tables set forth Balance Sheet information as of June 30, 2023 and December 31, 2022, and Statement of Operations information for the six months ended June 30, 2023 and for the year ended December 31, 2022. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.

Balance Sheet Information

(dollars in millions)	June 30, 2023	December 31, 2022
Current assets	$5,615.7	$5,588.3

Goodwill	3,939.7	3,939.7
Other assets	1,885.3	2,032.6
Total Non-current assets	5,825.0	5,972.3

Current liabilities	4,548.2	4,369.3

Long-term debt	5,720.3	5,792.9
Other liabilities	577.8	641.9
Total Long-term liabilities	6,298.1	6,434.8
Statement of Operations Information

(dollars in millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Net sales	$9,331.9	$20,741.8
Gross profit	1,993.4	4,156.6
Operating income	680.8	1,584.7
Net income	404.5	1,005.8
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information relating to the Company’s purchases of its common stock during the three months ended June 30, 2023 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
April 1 through April 30, 2023	0.2	178.96	0.2	592.3
May 1 through May 31, 2023	0.5	170.04	0.5	511.3
June 1 through June 30, 2023	0.4	174.62	0.4	441.5
Total	1.1		1.1
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 3, 2023, Christine Leahy, Chair, President and Chief Executive Officer of the Company, terminated a Rule 10b5-1 trading plan adopted on February 16, 2023 for the sale of stock options covering up to an aggregate of 51,437 shares of common stock of the Company, effective immediately. No shares were sold under the trading plan.

Item 6. Exhibits

Exhibit	Description

3.1
Seventh Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 8-K filed on May 22, 2023 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form 8-K filed on May 22, 2023 and incorporated herein by reference.

10.1*	Amendment No. 1 to Credit Agreement, dated as of June 7, 2023, by and among CDW LLC, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent.

10.2*
Amendment No. 1 to Revolving Credit Agreement, dated as June 7, 2023, by and among CDW LLC, CDW Finance Holdings Limited, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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

CDW CORPORATION

Date:	August 2, 2023	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)