Form 10-Q
period 2023-09-30
CDW Corp
filed 2023-11-01
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 27, 2023, there were 133,960,369 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$440.7	$315.2
Accounts receivable, net of allowance for credit losses of $27.0 and $25.7, respectively	4,418.5	4,461.3
Merchandise inventory	706.4	800.2
Miscellaneous receivables	489.7	489.1
Prepaid expenses and other	403.1	498.2
Total current assets	6,458.4	6,564.0
Operating lease right-of-use assets	133.1	149.2
Property and equipment, net	194.9	188.8
Goodwill	4,417.4	4,342.7
Other intangible assets, net	1,384.9	1,490.7
Other assets	286.6	396.1
Total Assets	$12,875.3	$13,131.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$2,616.7	$2,821.3
Accounts payable-inventory financing	620.0	519.0
Current maturities of long-term debt	40.0	56.3
Contract liabilities	438.9	485.5
Accrued expenses and other current liabilities:
Compensation	271.4	377.8
Advertising	150.1	130.5
Sales and income taxes	80.0	73.5
Other	565.0	483.2
Total current liabilities	4,782.1	4,947.1
Long-term liabilities:
Debt	5,661.5	5,866.4
Deferred income taxes	171.8	203.4
Operating lease liabilities	168.8	175.2
Other liabilities	281.1	336.1
Total long-term liabilities	6,283.2	6,581.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 134.0 and 135.5 shares outstanding, respectively	1.3	1.4
Paid-in capital	3,645.0	3,518.1
Accumulated deficit	(1,686.8)	(1,763.8)
Accumulated other comprehensive loss	(149.5)	(152.4)
Total stockholders’ equity	1,810.0	1,603.3
Total Liabilities and Stockholders’ Equity	$12,875.3	$13,131.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per-share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$5,628.3	$6,215.5	$16,357.5	$18,310.4
Cost of sales	4,400.6	4,982.3	12,858.9	14,804.9
Gross profit	1,227.7	1,233.2	3,498.6	3,505.5
Selling and administrative expenses	749.3	766.8	2,252.7	2,216.9
Operating income	478.4	466.4	1,245.9	1,288.6
Interest expense, net	(57.4)	(62.6)	(173.3)	(176.3)
Other expense, net	(1.2)	(4.8)	(3.1)	(5.7)
Income before income taxes	419.8	399.0	1,069.5	1,106.6
Income tax expense	(104.3)	(101.2)	(261.3)	(279.3)
Net income	$315.5	$297.8	$808.2	$827.3

Net income per common share:
Basic	$2.35	$2.20	$6.00	$6.12
Diluted	$2.32	$2.17	$5.92	$6.04

Weighted-average common shares outstanding:
Basic	134.1	135.3	134.8	135.1
Diluted	135.9	137.1	136.4	136.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$315.5	$297.8	$808.2	$827.3
Other comprehensive income (loss):
Unrealized gain from cash flow hedge, net of tax	1.2	0.7	1.2	2.1
Reclassification of cash flow hedge to net income, net of tax	—	1.0	—	2.6
Foreign currency translation, net of tax	(25.9)	(50.0)	1.7	(97.9)
Other comprehensive (loss) income	(24.7)	(48.3)	2.9	(93.2)
Comprehensive income	$290.8	$249.5	$811.1	$734.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$808.2	$827.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202.6	218.1
Equity-based compensation expense	71.6	71.4
Deferred income taxes	(32.1)	(12.3)
Provision for credit losses	12.2	6.6
Other	22.9	13.1
Changes in assets and liabilities:
Accounts receivable	42.7	(156.2)
Merchandise inventory	96.1	(16.1)
Other assets	237.3	(273.9)
Accounts payable-trade	(273.3)	188.5
Other liabilities	(126.0)	227.5
Net cash provided by operating activities	1,062.2	1,094.0
Cash flows from investing activities:
Capital expenditures	(114.7)	(97.2)
Acquisitions of businesses, net of cash acquired	(76.2)	(28.0)
Other	(5.0)	—
Net cash used in investing activities	(195.9)	(125.2)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	207.6	1,854.6
Repayments of borrowings under revolving credit facility	(282.0)	(2,047.3)
Repayments of long-term debt	(100.0)	(435.5)
Repayments of receivable financing liability	(53.3)	(58.9)
Net change in accounts payable-inventory financing	165.4	46.6
Repurchases of common stock	(450.0)	—
Proceeds from stock option exercises	32.5	20.7
Payment of incentive compensation plan withholding taxes	(38.6)	(21.9)
Dividend payments	(238.4)	(202.7)
Other	17.1	14.0
Net cash used in financing activities	(739.7)	(830.4)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(11.9)
Net increase in cash and cash equivalents	125.5	126.5
Cash and cash equivalents—beginning of period	315.2	258.1
Cash and cash equivalents—end of period	$440.7	$384.6
Supplementary disclosure of cash flow information:
Interest paid	$(141.2)	$(131.6)
Income taxes paid, net	$(285.1)	$(274.5)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2023	134.0	$1.3	$3,599.5	$(1,862.8)	$(124.8)	$1,613.2
Net income	—	—	—	315.5	—	315.5
Equity-based compensation expense	—	—	26.0	—	—	26.0
Stock option exercises	0.3	—	12.0	—	—	12.0
Coworker Stock Purchase Plan	—	—	7.0	—	—	7.0
Repurchases of common stock	(0.3)	—	—	(53.9)	—	(53.9)
Dividends paid ($0.59 per share)	—	—	0.5	(79.6)	—	(79.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(5.8)	—	(5.8)
Unrealized gain from hedge accounting	—	—	—	—	1.2	1.2
Foreign currency translation and other	—	—	—	(0.2)	(25.9)	(26.1)
Balance as of September 30, 2023	134.0	$1.3	$3,645.0	$(1,686.8)	$(149.5)	$1,810.0

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2022	135.2	$1.4	$3,441.8	$(2,197.7)	$(139.3)	$1,106.2
Net income	—	—	—	297.8	—	297.8
Equity-based compensation expense	—	—	26.8	—	—	26.8
Stock option exercises	0.1	—	5.6	—	—	5.6
Coworker Stock Purchase Plan	—	—	6.9	—	—	6.9
Dividends paid ($0.50 per share)	—	—	0.4	(68.1)	—	(67.7)
Incentive compensation plan stock withheld for taxes	—	—	—	(1.3)	—	(1.3)
Unrealized gain on cash flow hedge	—	—	—	—	0.7	0.7
Reclassification of cash flow hedge to net income	—	—	—	—	1.0	1.0
Foreign currency translation	—	—	—	—	(50.0)	(50.0)
Balance as of September 30, 2022	135.3	$1.4	$3,481.5	$(1,969.3)	$(187.6)	$1,326.0

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	135.5	$1.4	$3,518.1	$(1,763.8)	$(152.4)	$1,603.3
Net income	—	—	—	808.2	—	808.2
Equity-based compensation expense	—	—	71.6	—	—	71.6
Stock option exercises	0.8	—	32.5	—	—	32.5
Coworker Stock Purchase Plan	0.1	—	21.4	—	—	21.4
Repurchases of common stock	(2.4)	(0.1)	—	(449.9)	—	(450.0)
Dividends paid ($1.77 per share)	—	—	1.4	(239.8)	—	(238.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(38.6)	—	(38.6)
Unrealized gain from hedge accounting	—	—	—	—	1.2	1.2
Foreign currency translation and other	—	—	—	(2.9)	1.7	(1.2)
Balance as of September 30, 2023	134.0	$1.3	$3,645.0	$(1,686.8)	$(149.5)	$1,810.0

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2021	134.8	$1.3	$3,369.5	$(2,570.7)	$(94.4)	$705.7
Net income	—	—	—	827.3	—	827.3
Equity-based compensation expense	—	—	71.4	—	—	71.4
Stock option exercises	0.4	0.1	20.6	—	—	20.7
Coworker Stock Purchase Plan	0.1	—	18.7	—	—	18.7
Dividends paid ($1.50 per share)	—	—	1.3	(204.0)	—	(202.7)
Incentive compensation plan stock withheld for taxes	—	—	—	(21.9)	—	(21.9)
Unrealized gain on cash flow hedge	—	—	—	—	2.1	2.1
Reclassification of cash flow hedge to net income	—	—	—	—	2.6	2.6
Foreign currency translation	—	—	—	—	(97.9)	(97.9)
Balance as of September 30, 2022	135.3	$1.4	$3,481.5	$(1,969.3)	$(187.6)	$1,326.0

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
3.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Accounts receivable, current(1)	$4,418.5	$4,461.3
Accounts receivable, noncurrent(2)	133.6	203.0
Total accounts receivable	$4,552.1	$4,664.3
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of payment from the third-party financing company. During the nine months ended September 30, 2023 and 2022, the Company sold approximately $382 million and $445 million of accounts receivable, respectively.
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

	September 30, 2023	December 31, 2022
Contract assets(1)	$134.2	$242.1
Contract liabilities(2)(3)	$490.4	$525.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $52 million and $40 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.
(3)During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $293 million and $223 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2023 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$74.1	$44.3	$17.0	$2.9

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
The amounts outstanding under these agreements as of September 30, 2023 and December 31, 2022 were $620 million and $519 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 6 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 6 (Debt).
5.    Financial Instruments
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company may use derivative financial instruments to manage its exposure to interest rate risk. For additional information, see Note 6 (Debt).
During the three months ended September 30, 2023, the Company executed interest rate collar agreements for a total notional value of $400 million. The terms of the agreements provide for a contractually specified interest rate cap and an interest rate floor based on a Secured Overnight Financing Rate (“SOFR”). The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party.
As of September 30, 2023, the interest rate collar agreements were classified within Other assets on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of September 30, 2023, which mature on September 30, 2026. There were no outstanding derivative financial instruments as of December 31, 2022.
The fair values of the Company’s interest rate collar agreements are classified as Level 2 in the fair value hierarchy. The valuation of the interest rate collar agreements is derived using a discounted cash flow analysis on the expected cash receipts or cash disbursements that would occur if variable interest rates rise above or fall below the strike rates of the interest rate cap and interest rate floor, respectively. This analysis reflects the contractual terms of the interest rate collar agreements, including the period to maturity, and uses observable market-based inputs, including SOFR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider.
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2023 and 2022, the change in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net was not material.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.    Debt

		As of September 30, 2023		As of December 31, 2022
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	Variable	$72.5

Term Loan
Senior unsecured term loan facility	December 2026	Variable	684.5	Variable	784.5

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	5.500%	575.0
Senior notes due 2025	May 2025	4.125%	600.0	4.125%	600.0
Senior notes due 2026	December 2026	2.670%	1,000.0	2.670%	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	4.250%	600.0
Senior notes due 2028	December 2028	3.276%	500.0	3.276%	500.0
Senior notes due 2029	February 2029	3.250%	700.0	3.250%	700.0
Senior notes due 2031	December 2031	3.569%	1,000.0	3.569%	1,000.0
Total unsecured senior notes			4,975.0		4,975.0

Receivable financing liability			64.2		115.4
Other long-term obligations			8.1		11.6
Unamortized deferred financing fees			(30.3)		(36.3)
Current maturities of long-term debt			(40.0)		(56.3)
Total long-term debt			$5,661.5		$5,866.4
As of September 30, 2023, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. On June 7, 2023, the Revolving Loan Facility was amended to replace the London Interbank Offer Rate (“LIBOR”) with SOFR as the interest rate benchmark, which was effective for the first interest rate period beginning after July 1, 2023. Under the amended agreement, the interest rate is based on SOFR plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of September 30, 2023, the Company could have borrowed up to an additional $0.9 billion under the Revolving Loan Facility. As of September 30, 2023, the Revolving Loan Facility had $658 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate. On June 7, 2023, the Term Loan Facility was amended to replace LIBOR with SOFR as the interest rate benchmark, which was effective for the first interest rate period beginning after July 1, 2023. Under the amended agreement, the interest rate is based on SOFR plus a spread adjustment and a margin based on the Company’s senior unsecured rating. During the nine months ended September 30, 2023, the Company prepaid $100 million on the Term Loan Facility without penalty. As a result of the prepayments made to date, no additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the nine months ended September 30, 2023.
Fair Value
The fair values of the unsecured senior notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets. The fair value of the Term Loan Facility was estimated using dealer quotes and other market observable inputs for comparable liabilities. The unsecured senior notes and Term Loan Facility were classified as Level 2 within the fair value hierarchy. The carrying value of the Revolving Loan Facility approximates fair value.
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	September 30, 2023	December 31, 2022
Fair value	$5,189.0	$5,412.6
Carrying value	5,731.8	5,959.0
7.    Income Taxes
Income tax expense was $104 million and $101 million for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.8% and 25.4% for the three months ended September 30, 2023 and 2022, respectively.
Income tax expense was $261 million and $279 million for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.4% and 25.2% for the nine months ended September 30, 2023 and 2022, respectively.
The effective tax rate for both the three and nine months ended September 30, 2023 and September 30, 2022 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
8.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted-average shares outstanding	134.1	135.3	134.8	135.1
Effect of dilutive securities(1)	1.8	1.8	1.6	1.8
Diluted weighted-average shares outstanding(2)	135.9	137.1	136.4	136.9
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2023 and 2022. Inclusion of these common shares in diluted weighted average shares outstanding would have had an anti-dilutive effect.
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
As of September 30, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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
Information about the Company’s segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2023
Net sales	$2,226.5	$378.4	$2,422.1	$601.3	$—	$5,628.3
Operating income (loss)	211.1	45.3	237.1	30.3	(45.4)	478.4
Depreciation and amortization expense	(19.8)	(1.2)	(13.7)	(7.4)	(23.9)	(66.0)

Three Months Ended September 30, 2022
Net sales	$2,577.8	$491.2	$2,424.3	$722.2	$—	$6,215.5
Operating income (loss)	203.3	47.0	234.0	32.3	(50.2)	466.4
Depreciation and amortization expense	(30.8)	(3.1)	(11.9)	(7.7)	(22.1)	(75.6)

Nine Months Ended September 30, 2023
Net sales	$6,675.2	$1,186.0	$6,530.0	$1,966.3	$—	$16,357.5
Operating income (loss)	610.9	129.2	574.9	99.2	(168.3)	1,245.9
Depreciation and amortization expense	(62.2)	(3.6)	(44.1)	(22.7)	(70.0)	(202.6)

Nine Months Ended September 30, 2022
Net sales	$7,866.1	$1,515.2	$6,700.3	$2,228.8	$—	$18,310.4
Operating income (loss)	644.5	140.7	553.0	96.8	(146.4)	1,288.6
Depreciation and amortization expense	(79.4)	(6.4)	(44.7)	(24.2)	(63.4)	(218.1)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,206.8	$370.3	$2,419.4	$7.3	$5,003.8
Rest of World	19.7	8.1	2.7	594.0	624.5
Total Net sales	2,226.5	378.4	2,422.1	601.3	5,628.3

Major Product and Services
Hardware	1,570.8	300.4	1,883.4	426.8	4,181.4
Software	423.6	59.5	407.1	106.8	997.0
Services	216.5	13.9	126.5	64.4	421.3
Other(2)	15.6	4.6	5.1	3.3	28.6
Total Net sales	2,226.5	378.4	2,422.1	601.3	5,628.3

Sales by Channel
Corporate	2,226.5	—	—	—	2,226.5
Small Business	—	378.4	—	—	378.4
Government	—	—	775.7	—	775.7
Education	—	—	1,026.7	—	1,026.7
Healthcare	—	—	619.7	—	619.7
Other	—	—	—	601.3	601.3
Total Net sales	2,226.5	378.4	2,422.1	601.3	5,628.3

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	1,861.9	333.1	2,169.3	520.3	4,884.6
Transferred at a point in time where CDW is agent	192.9	37.1	143.9	25.8	399.7
Transferred over time where CDW is principal	171.7	8.2	108.9	55.2	344.0
Total Net sales	$2,226.5	$378.4	$2,422.1	$601.3	$5,628.3

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$6,620.0	$1,170.6	$6,525.8	$21.2	$14,337.6
Rest of World	55.2	15.4	4.2	1,945.1	2,019.9
Total Net sales	6,675.2	1,186.0	6,530.0	1,966.3	16,357.5

Major Product and Services
Hardware	4,686.6	952.6	5,130.8	1,379.9	12,149.9
Software	1,265.4	174.3	982.7	383.4	2,805.8
Services	675.4	45.1	402.3	193.8	1,316.6
Other(2)	47.8	14.0	14.2	9.2	85.2
Total Net sales	6,675.2	1,186.0	6,530.0	1,966.3	16,357.5

Sales by Channel
Corporate	6,675.2	—	—	—	6,675.2
Small Business	—	1,186.0	—	—	1,186.0
Government	—	—	2,008.4	—	2,008.4
Education	—	—	2,719.2	—	2,719.2
Healthcare	—	—	1,802.4	—	1,802.4
Other	—	—	—	1,966.3	1,966.3
Total Net sales	6,675.2	1,186.0	6,530.0	1,966.3	16,357.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	5,614.6	1,053.3	5,858.6	1,718.1	14,244.6
Transferred at a point in time where CDW is agent	563.3	106.8	362.1	80.9	1,113.1
Transferred over time where CDW is principal	497.3	25.9	309.3	167.3	999.8
Total Net sales	$6,675.2	$1,186.0	$6,530.0	$1,966.3	$16,357.5

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three and nine months ended September 30, 2023 and 2022. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2023		2022
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,228.9	21.8%	$1,592.6	25.6%
Netcomm Products	877.1	15.6	721.0	11.6
Collaboration(3)	490.1	8.7	596.9	9.6
Data Storage and Servers(3)	575.6	10.2	660.3	10.6
Desktops	264.6	4.7	333.9	5.4
Other Hardware(3)	745.1	13.3	908.0	14.7
Total Hardware	4,181.4	74.3	4,812.7	77.5

Software(1)	997.0	17.7	884.2	14.2
Services(1)	421.3	7.5	486.9	7.8
Other(2)	28.6	0.5	31.7	0.5
Total Net sales	$5,628.3	100.0%	$6,215.5	100.0%

	Nine Months Ended September 30,
	2023		2022
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$3,614.4	22.1%	$5,070.0	27.7%
Netcomm Products	2,538.0	15.5	1,912.6	10.4
Collaboration(3)	1,499.7	9.2	1,917.8	10.5
Data Storage and Servers(3)	1,653.6	10.1	1,907.6	10.4
Desktops	827.3	5.1	1,021.5	5.6
Other Hardware(3)	2,016.9	12.3	2,387.2	13.0
Total Hardware	12,149.9	74.3	14,216.7	77.6

Software(1)	2,805.8	17.2	2,603.6	14.2
Services(1)	1,316.6	8.0	1,394.0	7.6
Other(2)	85.2	0.5	96.1	0.6
Total Net sales	$16,357.5	100.0%	$18,310.4	100.0%
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
We are vendor, technology and consumption model “agnostic”, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,800 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
•General economic conditions are a key factor affecting our results as they impact our customers’ willingness and ability to spend on information technology. Macroeconomic uncertainty persists as a result of the current inflationary environment, corresponding increase in interest rates driven by monetary policy and the overall decline in economic growth rates in the United States and other countries. This uncertainty in the current economic environment resulted in, and may continue to result in, a delay, pause or reduction of investments in technology by our customers.
•Customers continue to balance priorities to focus more on solutions that lead to business optimization, cost management and security risk management and in many cases are reassessing the timing of IT refresh cycles and pausing or deferring their IT spend. We have orchestrated solutions by leveraging netcomm products, security, software and hybrid and cloud offerings to help customers achieve their objectives.

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
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, Gross profit, Net income, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Net sales on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, Adjusted free cash flow, Cash and cash equivalents, cash conversion cycle and debt levels including available credit. Beginning with this report, we will refer to our historical key business metric, Free cash flow, as Adjusted free cash flow with no definitional changes from prior reports. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
In this section, we present Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales on a constant currency basis, Free cash flow and Adjusted free cash flow, which are non-GAAP financial measures.
We believe Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales on a constant currency basis provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present Free cash flow and Adjusted free cash flow as we believe these measures provide more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation. For the definitions of Non-GAAP measures and reconciliations to the most directly comparable US GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”

Third Quarter Overview
The results of certain key business metrics are as follows:

	Three Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022
Net sales	$5,628.3	$6,215.5
Gross profit	1,227.7	1,233.2
Operating income	478.4	466.4
Net income	315.5	297.8
Non-GAAP operating income	556.3	549.0
Non-GAAP net income	369.4	357.0
Net income per diluted share	2.32	2.17
Non-GAAP net income per diluted share	2.72	2.60
Average daily sales(1)	89.3	97.1
Net debt(2)	5,260.8	5,773.2
Cash conversion cycle (in days)(3)	15	18
(1)    Defined as Net sales divided by the number of selling days. There were 63 and 64 selling days for the three months ended September 30, 2023 and 2022, respectively.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Results of operations, in dollars and as a percentage of Net sales, are as follows:

	Three Months Ended September 30,
	2023		2022
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$5,628.3	100.0%	$6,215.5	100.0%
Cost of sales	4,400.6	78.2	4,982.3	80.2
Gross profit	1,227.7	21.8	1,233.2	19.8
Selling and administrative expenses	749.3	13.3	766.8	12.3
Operating income	478.4	8.5	466.4	7.5
Interest expense, net	(57.4)	(1.0)	(62.6)	(1.0)
Other expense, net	(1.2)	—	(4.8)	(0.1)
Income before income taxes	419.8	7.5	399.0	6.4
Income tax expense	(104.3)	(1.9)	(101.2)	(1.6)
Net income	$315.5	5.6%	$297.8	4.8%
Net sales
Total Net sales decreased $587 million, or 9.4%, to $5,628 million for the three months ended September 30, 2023, compared to $6,216 million for the three months ended September 30, 2022. The decline in Net sales was driven by the Corporate and Small Business segments and our UK and Canadian operations. Continued economic uncertainty has led customers to focus their business priorities, resulting in a reduction or delay in their technology spend. For additional information, see the “Segment Results of Operations” below.

Gross profit
Gross profit decreased $6 million, or 0.4%, to $1,228 million for the three months ended September 30, 2023, compared to $1,233 million for the three months ended September 30, 2022. As a percentage of Net sales, Gross profit margin increased 200 basis points to 21.8% for the three months ended September 30, 2023. The increase in Gross profit margin was primarily driven by higher product margin due to increased margin rate across various categories and lower mix in notebooks, and a more favorable contribution of netted down revenue, primarily software as a service.
Selling and administrative expenses
Selling and administrative expenses decreased $18 million, or 2.3%, to $749 million for the three months ended September 30, 2023, compared to $767 million for the three months ended September 30, 2022. The decrease was primarily due to reduced discretionary expenses.
Operating income
Operating income increased $12 million, or 2.6%, to $478 million for the three months ended September 30, 2023, compared to $466 million for the three months ended September 30, 2022.
Interest expense, net
Interest expense, net includes interest expense and interest income. Interest expense, net decreased $5 million, or 8.3%, to $57 million for the three months ended September 30, 2023, compared to $63 million for the three months ended September 30, 2022. The decrease is primarily due to lower debt levels and higher interest income earned on cash balances, partially offset by higher variable interest rate on the senior unsecured term loan.
Income tax expense
Income tax expense was $104 million and $101 million for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.8% and 25.4% for the three months ended September 30, 2023 and 2022, respectively.
The lower effective tax rate for the three months ended September 30, 2023 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended September 30,
	2023		2022
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$2,226.5	39.6%	$2,577.8	41.5%	$(351.3)	(13.6)%	(12.3)%

Small Business	378.4	6.7	491.2	7.9	(112.8)	(23.0)	(21.7)

Public:
Government	775.7	13.8	788.4	12.7	(12.7)	(1.6)	—
Education	1,026.7	18.2	1,021.1	16.4	5.6	0.5	2.1
Healthcare	619.7	11.0	614.8	9.9	4.9	0.8	2.4
Total Public	2,422.1	43.0	2,424.3	39.0	(2.2)	(0.1)	1.5

Other	601.3	10.7	722.2	11.6	(120.9)	(16.7)	(15.4)

Total Net sales	$5,628.3	100.0%	$6,215.5	100.0%	$(587.2)	(9.4)%	(8.0)%
(1)There were 63 and 64 selling days for the three months ended September 30, 2023 and 2022, respectively. Average daily sales is defined as Net sales divided by the number of selling days.

Operating income by segment, in dollars and as a percentage of total Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended September 30,
	2023		2022
(dollars in millions)	Operating Income	Operating Margin	Operating Income	Operating Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$211.1	9.5%	$203.3	7.9%	3.8%
Small Business	45.3	12.0	47.0	9.6	(3.6)
Public	237.1	9.8	234.0	9.7	1.3
Other(2)	30.3	5.0	32.3	4.5	(6.2)
Headquarters(3)	(45.4)	nm*	(50.2)	nm*	(9.6)
Total Operating income	$478.4	8.5%	$466.4	7.5%	2.6%
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
Corporate
Corporate segment Net sales for the three months ended September 30, 2023 decreased $351 million, or 13.6%, compared to the three months ended September 30, 2022. On an average daily sales basis, Corporate Net sales decreased 12.3%. The reported decrease in Net sales was across various hardware categories and services, partially offset by an increase in software.
Corporate segment Operating income was $211 million for the three months ended September 30, 2023, an increase of $8 million, or 3.8%, compared to $203 million for the three months ended September 30, 2022. Corporate segment Operating income increased primarily due to higher Gross profit dollars, partially offset by higher payroll expenses.
Small Business
Small Business segment Net sales for the three months ended September 30, 2023 decreased $113 million, or 23.0%, compared to the three months ended September 30, 2022. On an average daily sales basis, Small Business segment Net sales decreased 21.7%. The reported decrease in Net sales was primarily driven by a decline in notebooks/mobile devices and services.
Small Business segment Operating income was $45 million for the three months ended September 30, 2023, a decrease of $2 million, or 3.6%, compared to $47 million for the three months ended September 30, 2022. Small Business segment Operating income decreased primarily driven by lower Gross profit dollars, partially offset by lower payroll expenses.
Public
Public segment Net sales for the three months ended September 30, 2023 decreased $2 million, or 0.1%, compared to the three months ended September 30, 2022. On an average daily sales basis, Public segment Net sales increased 1.5%. The reported decrease in Net sales was across various hardware categories and services within all sales channels, partially offset by netcomm products within Education and Healthcare and software within all sales channels.
Public segment Operating income was $237 million for the three months ended September 30, 2023, an increase of $3 million, or 1.3%, compared to $234 million for the three months ended September 30, 2022. Public segment Operating income increased primarily due to lower payroll expenses.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended September 30, 2023 decreased $121 million, or 16.7%, compared to the three months ended September 30, 2022. On an average daily sales basis, Other Net sales decreased 15.4%. The reported decrease in Net sales was across various categories, partially offset by netcomm products related to both the Canadian and UK operations.

Other Operating income was $30 million for the three months ended September 30, 2023, a decrease of $2 million, or 6.2%, compared to $32 million for the three months ended September 30, 2022. Other Operating income decreased primarily due to lower Gross profit dollars related to the Canadian operations, partially offset by higher Gross profit dollars related to the UK operations.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales on a constant currency basis for the three months ended September 30, 2023 and 2022 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, transformation initiatives, workplace optimization and the associated tax effects of each. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales.
Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales on a constant currency basis are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial condition that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

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
Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended September 30,
(dollars in millions)	2023	% of Net Sales	2022	% of Net Sales	% Change
Operating income, as reported	$478.4	8.5%	$466.4	7.5%	2.6%
Amortization of intangibles(1)	37.3		44.8
Equity-based compensation	26.0		26.8
Acquisition and integration expenses	7.1		9.7
Transformation initiatives(2)	6.4		1.0
Workplace optimization(3)	(0.4)		—
Other adjustments	1.5		0.3
Non-GAAP operating income	$556.3	9.9%	$549.0	8.8%	1.3%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended September 30,
	2023			2022
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
US GAAP, as reported	$419.8	$(104.3)	$315.5	$399.0	$(101.2)	$297.8	5.9%
Amortization of intangibles(2)	37.3	(9.7)	27.6	44.8	(12.6)	32.2
Equity-based compensation	26.0	(10.3)	15.7	26.8	(8.1)	18.7
Acquisition and integration expenses	7.1	(1.8)	5.3	9.7	(2.6)	7.1
Transformation initiatives(3)	6.4	(1.7)	4.7	1.0	(0.1)	0.9
Workplace optimization(4)	(0.4)	—	(0.4)	—	—	—
Other adjustments	1.5	(0.5)	1.0	0.3	—	0.3
Non-GAAP	$497.7	$(128.3)	$369.4	$481.6	$(124.6)	$357.0	3.5%

Net income per diluted share, as reported			$2.32			$2.17
Non-GAAP net income per diluted share			$2.72			$2.60
Shares used in computing US GAAP and Non-GAAP net income per diluted share			135.9			137.1
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.
Net sales on a constant currency basis

	Three Months Ended September 30,
(dollars in millions)	2023	2022	% Change(1)	Average Daily % Change(1)
Net sales, as reported	$5,628.3	$6,215.5	(9.4)%	(8.0)%
Foreign currency translation(2)	—	27.8
Net sales, on a constant currency basis	$5,628.3	$6,243.3	(9.9)%	(8.4)%
(1)There were 63 and 64 selling days for the three months ended September 30, 2023 and 2022, respectively. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the third quarter of 2023.

Nine Months Overview
The results of certain key business metrics are as follows:

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022
Net sales	$16,357.5	$18,310.4
Gross profit	3,498.6	3,505.5
Operating income	1,245.9	1,288.6
Net income	808.2	827.3
Non-GAAP operating income	1,520.4	1,527.4
Non-GAAP net income	997.1	998.0
Net income per diluted share	5.92	6.04
Non-GAAP net income per diluted share	7.31	7.29
Average daily sales(1)	85.6	95.9
Net debt(2)	5,260.8	5,773.2
Cash conversion cycle (in days)(3)	15	18
Cash provided by operating activities	1,062.2	1,094.0
Adjusted free cash flow(4)	1,112.9	1,043.4
(1)    Defined as Net sales divided by the number of selling days. There were 191 selling days for both the nine months ended September 30, 2023 and 2022.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
(4)    Defined as Cash flows provided by operating activities less capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.
Results of Operations
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Results of operations, in dollars and as a percentage of Net sales, are as follows:

	Nine Months Ended September 30,
	2023		2022
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$16,357.5	100.0%	$18,310.4	100.0%
Cost of sales	12,858.9	78.6	14,804.9	80.9
Gross profit	3,498.6	21.4	3,505.5	19.1
Selling and administrative expenses	2,252.7	13.8	2,216.9	12.1
Operating income	1,245.9	7.6	1,288.6	7.0
Interest expense, net	(173.3)	(1.1)	(176.3)	(1.0)
Other expense, net	(3.1)	—	(5.7)	—
Income before income taxes	1,069.5	6.5	1,106.6	6.0
Income tax expense	(261.3)	(1.6)	(279.3)	(1.5)
Net income	$808.2	4.9%	$827.3	4.5%
Net sales
Total Net sales decreased $1,953 million, or 10.7%, to $16,358 million for the nine months ended September 30, 2023, compared to $18,310 million for the nine months ended September 30, 2022. The decline in Net sales occurred across all operating segments. Continued economic uncertainty has led customers to focus their business priorities, resulting in a reduction or delay in their technology spend. For additional information, see the “Segment Results of Operations” below.

Gross profit
Gross profit decreased $7 million, or 0.2%, to $3,499 million for the nine months ended September 30, 2023, compared to $3,506 million for the nine months ended September 30, 2022. As a percentage of Net sales, Gross profit margin increased 230 basis points to 21.4% for the nine months ended September 30, 2023. The increase in Gross profit margin was primarily driven by higher product margin due to increased margin rate across various categories, lower mix in notebooks and a more favorable contribution of netted down revenue, primarily software as a service.
Selling and administrative expenses
Selling and administrative expenses increased $36 million, or 1.6%, to $2,253 million for the nine months ended September 30, 2023, compared to $2,217 million for the nine months ended September 30, 2022. The increase was driven by costs related to the reduction of our workforce and real estate portfolio (collectively “workplace optimization”) and increased payroll expenses associated with higher year-over-year coworker count, partially offset by reduced discretionary expenses.
Operating income
Operating income decreased $43 million, or 3.3%, to $1,246 million for the nine months ended September 30, 2023 compared to $1,289 million for the nine months ended September 30, 2022.
Interest expense, net
Interest expense, net includes interest expense and interest income. Interest expense, net, decreased $3 million, or 1.7%, to $173 million for the nine months ended September 30, 2023, compared to $176 million for the nine months ended September 30, 2022. The decrease is primarily due to lower debt levels and higher interest income earned on cash balances, partially offset by higher variable interest rate on the senior unsecured term loan.
Income tax expense
Income tax expense was $261 million and $279 million for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 24.4% and 25.2% for the nine months ended September 30, 2023 and 2022, respectively.
The lower effective tax rate for the nine months ended September 30, 2023 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$6,675.2	40.8%	$7,866.1	43.0%	$(1,190.9)	(15.1)%

Small Business	1,186.0	7.3	1,515.2	8.3	(329.2)	(21.7)

Public:
Government	2,008.4	12.3	1,941.8	10.6	66.6	3.4
Education	2,719.2	16.6	2,965.2	16.2	(246.0)	(8.3)
Healthcare	1,802.4	11.0	1,793.3	9.8	9.1	0.5
Total Public	6,530.0	39.9	6,700.3	36.6	(170.3)	(2.5)

Other	1,966.3	12.0	2,228.8	12.1	(262.5)	(11.8)

Total Net sales	$16,357.5	100.0%	$18,310.4	100.0%	$(1,952.9)	(10.7)%
(1)There were 191 selling days for both the nine months ended September 30, 2023 and 2022. Average daily sales is defined as Net sales divided by the number of selling days.

Operating income by segment, in dollars and as a percentage of total Net sales, and the year-over-year percentage change are as follows:

	Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Operating Income	Percentage of Net Sales	Operating Income	Percentage of Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$610.9	9.2%	$644.5	8.2%	(5.2)%
Small Business	129.2	10.9	140.7	9.3	(8.2)
Public	574.9	8.8	553.0	8.3	4.0
Other(2)	99.2	5.0	96.8	4.3	2.5
Headquarters(3)	(168.3)	nm*	(146.4)	nm*	15.0
Total Operating income	$1,245.9	7.6%	$1,288.6	7.0%	(3.3)%
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
Corporate
Corporate segment Net sales for the nine months ended September 30, 2023 decreased $1,191 million, or 15.1%, compared to the nine months ended September 30, 2022. This decrease in Net sales was across various hardware categories and services, partially offset by increases in netcomm products and software.
Corporate segment Operating income was $611 million for the nine months ended September 30, 2023, a decrease of $34 million, or 5.2%, compared to $645 million for the nine months ended September 30, 2022. Corporate segment Operating income decreased primarily due to lower Gross profit dollars and increased payroll expenses.
Small Business
Small Business segment Net sales for the nine months ended September 30, 2023 decreased $329 million, or 21.7%, compared to the nine months ended September 30, 2022. This decrease in Net sales was across various categories, primarily within notebooks/mobile devices.
Small Business segment Operating income was $129 million for the nine months ended September 30, 2023, a decrease of $12 million, or 8.2%, compared to $141 million for the nine months ended September 30, 2022. Small Business segment Operating income decreased primarily due to lower Gross profit dollars, partially offset by lower performance-based compensation consistent with lower Gross profit attainment.
Public
Public segment Net sales for the nine months ended September 30, 2023 decreased $170 million, or 2.5%, compared to the nine months ended September 30, 2022. This decrease was across various categories, primarily notebooks/mobile devices and collaboration hardware within Education, partially offset by netcomm products and software across all sales channels.
Public segment Operating income was $575 million for the nine months ended September 30, 2023, which was an increase of $22 million, or 4.0%, compared to $553 million for the nine months ended September 30, 2022. Public segment Operating income increased primarily due to lower payroll costs.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the nine months ended September 30, 2023 decreased $263 million, or 11.8%, compared to the nine months ended September 30, 2022. This decrease was driven by various hardware categories, partially offset by an increase in netcomm products and software related to both the Canadian and UK operations.

Other Operating income was $99 million for the nine months ended September 30, 2023, which was an increase of $2 million or 2.5%, compared to $97 million for the nine months ended September 30, 2022. Other Operating income increased primarily due to higher Gross profit dollars related to the UK operations, partially offset by lower Gross profit dollars related to the Canadian operations and higher payroll expenses related to both the Canadian and UK operations.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales on a constant currency basis, Free cash flow and Adjusted free cash flow for the nine months ended September 30, 2023 and 2022 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, transformation initiatives, workplace optimization and the associated tax effects of each. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales. Free cash flow is defined as cash flows provided by operating activities less capital expenditures. Adjusted free cash flow is defined as Free cash flow adjusted to include certain cash flows from financing activities incurred in the normal course of operations or as capital expenditures.
Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales on a constant currency basis, Free cash flow and Adjusted free cash flow are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial condition that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

We believe Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales on a constant currency basis provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present Free cash flow and Adjusted free cash flow as we believe this measure provides more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation.
Non-GAAP operating income and Non-GAAP operating income margin

	Nine Months Ended September 30,
(dollars in millions)	2023	% of Net Sales	2022	% of Net Sales	% Change
Operating income, as reported	$1,245.9	7.6%	$1,288.6	7.0%	(3.3)%
Amortization of intangibles(1)	116.2		126.4
Equity-based compensation	71.6		71.4
Acquisition and integration expenses	24.7		36.3
Transformation initiatives(2)	16.0		3.4
Workplace optimization(3)	42.5		—
Other adjustments	3.5		1.3
Non-GAAP operating income	$1,520.4	9.3%	$1,527.4	8.3%	(0.5)%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Nine Months Ended September 30,
	2023			2022
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
US GAAP, as reported	$1,069.5	$(261.3)	$808.2	$1,106.6	$(279.3)	$827.3	(2.3)%
Amortization of intangibles(2)	116.2	(30.2)	86.0	126.4	(33.8)	92.6
Equity-based compensation	71.6	(32.7)	38.9	71.4	(23.7)	47.7
Acquisition and integration expenses	24.7	(6.4)	18.3	36.3	(9.4)	26.9
Transformation initiatives(3)	16.0	(4.2)	11.8	3.4	(0.9)	2.5
Workplace optimization(4)	42.5	(11.1)	31.4	—	—	—
Other adjustments	3.5	(1.0)	2.5	1.3	(0.3)	1.0
Non-GAAP	$1,344.0	$(346.9)	$997.1	$1,345.4	$(347.4)	$998.0	(0.1)%

Net income per diluted share, as reported			$5.92			$6.04
Non-GAAP net income per diluted share			$7.31			$7.29
Shares used in computing US GAAP and Non-GAAP net income per diluted share			136.4			136.9
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.
Net sales on a constant currency basis

	Nine Months Ended September 30,
(dollars in millions)	2023	2022	% Change (1)
Net sales, as reported	$16,357.5	$18,310.4	(10.7)%
Foreign currency translation(2)	—	(52.1)
Net sales, on a constant currency basis	$16,357.5	$18,258.3	(10.4)%
(1)There were 191 selling days for both the nine months ended September 30, 2023 and 2022. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in year to date 2023.
Free cash flow and Adjusted free cash flow

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Net cash provided by operating activities	$1,062.2	$1,094.0
Capital expenditures	(114.7)	(97.2)
Free cash flow	947.5	996.8
Net change in accounts payable - inventory financing	165.4	46.6
Adjusted free cash flow(1)(2)	$1,112.9	$1,043.4
(1)Beginning with this report, we will refer to our historical key business metric, Free cash flow, as Adjusted free cash flow with no definitional change from prior reports.
(2)Defined as Cash flows provided by operating activities less capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.

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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our revolving loan facility. As of September 30, 2023, we had $0.9 billion of availability for borrowings under our revolving loan facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
During the nine months ended September 30, 2023, we prepaid $100 million on our senior unsecured term loan facility without penalty. No additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
As of September 30, 2023, we had total unsecured indebtedness of $5.7 billion and we were in compliance with the covenants under our credit agreements and indentures.
We may from time to time repurchase one or more series of our outstanding unsecured senior notes, depending on market conditions, contractual commitments, our capital needs and other factors. Repurchases of our senior notes may be made by open market or privately negotiated transactions and may be pursuant to Rule 10b5-1 plans or otherwise.
For additional information regarding our debt and refinancing activities, see Note 6 (Debt) to the accompanying Consolidated Financial Statements.
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
Share Repurchase Program
During the nine months ended September 30, 2023, we repurchased 2 million shares of our common stock for $450 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends
A summary of 2023 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.590	February 7, 2023	February 24, 2023	March 10, 2023
$0.590	May 3, 2023	May 25, 2023	June 13, 2023
$0.590	August 2, 2023	August 25, 2023	September 12, 2023
On November 1, 2023, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.620 per share. The dividend will be paid on December 12, 2023 to all stockholders of record as of the close of business on November 24, 2023.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant.
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Net cash provided by operating activities	$1,062.2	$1,094.0

Investing Activities:
Capital expenditures	(114.7)	(97.2)
Acquisitions of businesses, net of cash acquired	(76.2)	(28.0)
Other	(5.0)	—
Net cash used in investing activities	(195.9)	(125.2)

Financing Activities:
Net change in accounts payable - inventory financing	165.4	46.6
Other cash flows used in financing activities	(905.1)	(877.0)
Net cash used in financing activities	(739.7)	(830.4)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(11.9)
Net increase in cash and cash equivalents	$125.5	$126.5

Operating Activities
Cash flows provided by operating activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change
Net income	$808.2	$827.3	$(19.1)
Adjustments for the impact of non-cash items(1)	277.2	296.9	(19.7)
Net income adjusted for the impact of non-cash items	1,085.4	1,124.2	(38.8)
Changes in assets and liabilities:
Accounts receivable(2)	42.7	(156.2)	198.9
Merchandise inventory(3)	96.1	(16.1)	112.2
Accounts payable-trade(4)	(273.3)	188.5	(461.8)
Other(5)	111.3	(46.4)	157.7
Cash flows provided by operating activities	$1,062.2	$1,094.0	$(31.8)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to lower sales activity in 2023 and collection performance.
(3)The change is primarily due to lower stocking positions driven by customer demand in 2023.
(4)The change is primarily due to lower sales activity in 2023 and timing of payments.
(5)The change is primarily due to lower contract assets and vendor receivables, partially offset by decreased accrued compensation and lower contract liabilities in 2023.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2023	2022
Days of sales outstanding (DSO)(1)	73	68
Days of supply in inventory (DIO)(2)	14	18
Days of purchases outstanding (DPO)(3)	(72)	(68)
Cash conversion cycle	15	18
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
The cash conversion cycle decreased to 15 days at September 30, 2023, compared to 18 days at September 30, 2022. The overall decrease was primarily driven by a reduction in DIO resulting from lower stocking positions. In addition, netted down revenue has an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash used in investing activities increased $71 million for the nine months ended September 30, 2023 compared to September 30, 2022. This increase was primarily due to higher acquisition activity in 2023 and increased capital expenditures.
Financing Activities
Net cash used in financing activities decreased $91 million for the nine months ended September 30, 2023 compared to September 30, 2022. This decrease was primarily driven by lower repayments on long term debt and increased activity within our inventory financing arrangements, partially offset by share repurchases in 2023 with no similar activity in 2022. For additional information regarding the inventory financing agreements and debt activities, see Note 4 (Inventory Financing Agreements) and Note 6 (Debt) to the accompanying Consolidated Financial Statements.
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
The following tables set forth Balance Sheet information as of September 30, 2023 and December 31, 2022, and Statement of Operations information for the nine months ended September 30, 2023 and for the year ended December 31, 2022. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	September 30, 2023	December 31, 2022
Current assets	$5,610.4	$5,588.3

Goodwill	3,939.7	3,939.7
Other assets	1,830.3	2,032.6
Total Non-current assets	5,770.0	5,972.3

Current liabilities	4,361.5	4,369.3

Long-term debt	5,660.9	5,792.9
Other liabilities	542.9	641.9
Total Long-term liabilities	6,203.8	6,434.8
Statement of Operations Information

(dollars in millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Net sales	$14,341.7	$20,741.8
Gross profit	3,089.8	4,156.6
Operating income	1,119.4	1,584.7
Net income	686.7	1,005.8
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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under “Trends and Key Factors Affecting our Financial Performance” above, the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. These factors include, among others, inflationary pressures; level of interest rates; CDW’s relationships with vendor partners and terms of their agreements; the COVID-19 pandemic, including resurgences and the emergence of new variants, and actions taken in response thereto and the associated impact on our business, results of operations, cash flows, financial condition and liquidity; continued innovations in hardware, software and services by CDW’s vendor partners; substantial competition that could reduce CDW’s market share; the continuing development, maintenance and operation of CDW’s information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to provide high-quality services to CDW’s customers; potential losses of any key personnel, significant increases in labor costs or ineffective workforce management; potential adverse occurrences at one of CDW’s primary facilities or third-party data centers, including as a result of climate change; increases in the cost of commercial delivery services or disruptions of those services; CDW’s exposure to accounts receivable and inventory risks; the potential failure to achieve the anticipated benefits of the acquisition of Sirius in the expected timeframe or at all; future acquisitions or alliances; fluctuations in CDW’s operating results; fluctuations in foreign currency; global and regional economic and political conditions, including impacts of the ongoing military conflict between Russia and Ukraine and related sanctions against Russia; potential interruptions of the flow of products from suppliers; decreases in spending on technology products and services, including impacts of adverse changes in government spending policies; potential failures to comply with Public segment contracts or applicable laws and regulations; current and future legal proceedings, investigations and audits, including intellectual property infringement claims; changes in laws, including regulations or interpretations thereof, or the potential failure to meet stakeholder expectations on environmental sustainability and corporate responsibility matters; CDW’s level of indebtedness; restrictions imposed by agreements relating to CDW’s indebtedness on its operations and liquidity; failure to maintain the ratings assigned to CDW’s debt securities by rating agencies; changes in, or the discontinuation of, CDW’s share repurchase program or dividend payments; and other risk factors or uncertainties identified from time to time in CDW’s filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by those cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements in the context of these risks and uncertainties.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 9 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report is incorporated herein by reference.
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
Information relating to the Company’s purchases of its common stock during the three months ended September 30, 2023 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1) (in millions)
July 1 through July 31, 2023	—	—	—	441.5
August 1 through August 31, 2023	0.2	204.11	0.2	413.8
September 1 through September 30, 2023	0.1	208.46	0.1	387.6
Total	0.3		0.3
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K under the Exchange Act) during the three months ended September 30, 2023, except as follows: On August 22, 2023, Christina Corley, Chief Commercial and Operating Officer of the Company, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Corley’s plan provides for the exercise of stock options and sale of up to an aggregate of 83,099 underlying shares of common stock of the Company during the period from November 22, 2023 through August 23, 2024.

Item 6. Exhibits

Exhibit	Description

3.1*	Amended and Restated Operating Agreement of Amplified IT LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	November 1, 2023	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)