Form 10-K
period 2023-12-31
CDW Corp
filed 2024-02-26
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                     to

Commission File Number 001-35985
CDW CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			26-0273989
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 N. Milwaukee Avenue
Vernon Hills	,	Illinois	60061
(Address of principal executive offices)			(Zip Code)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $24,542 million, based on the per share closing sale price of $183.50 on that date.

As of February 20, 2024, there were 134,215,119 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be held on May 21, 2024, which will be filed with the Securities and Exchange Commission on or before April 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results or events and estimates of amounts not yet determinable. These statements also relate to our future prospects, growth, developments and business strategies. We claim the protection of The Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report.
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
We are vendor, technology and consumption model unbiased, offering a broad selection of products and multi-branded IT solutions. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,900 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
We have capabilities to provide integrated IT solutions in more than 150 countries for customers with primary locations in the US, UK and Canada, which are large and growing markets. These are highly fragmented markets served by thousands of IT resellers and solutions providers. We believe that demand for IT will continue to outpace general economic growth in the markets we serve, fueled by new technologies, including hybrid and cloud computing, virtualization, mobility and artificial intelligence, as well as growing end-user demand for security, efficiency and productivity.
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
We have three reportable segments: Corporate, Small Business and Public. Our Corporate segment primarily serves US private sector business customers with more than 250 employees. Our Small Business segment primarily serves US private sector business customers with up to 250 employees. Our Public segment is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: CDW UK and CDW Canada, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).

In our US business, which represents approximately 90% of our Net sales, we currently have five dedicated customer channels: corporate, small business, government, education and healthcare, each of which generated approximately $1.6 billion or greater in Net sales in 2023. Net sales to customers in the UK and Canada combined generated $2.6 billion in 2023. We believe this diversity of customer end-markets provides us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and continue to gain market share.
Partners
We provide more than 100,000 products and services from more than 1,000 vendor partners, including well-established companies such as Adobe, APC, Apple, Cisco, Dell EMC, Google, Hewlett Packard Enterprise, HP Inc., IBM, Intel, Lenovo, Microsoft, NetApp, Nutanix, Palo Alto Networks, Pure Storage, Samsung and VMware, as well as from emerging technology companies to expand our portfolio. This broad portfolio of vendor partners and technologies enables us to offer customers significant options and meet customer demand for the products and solutions that best meet their needs. We believe our value proposition to vendor partners enables us to evolve our offering as new technologies emerge and new companies seek us as a channel partner.
In 2023, we generated $2.0 billion of Net sales from each of our three largest vendor partners. We have received the highest level of certification from major vendor partners such as Cisco, Dell EMC, Hewlett Packard Enterprise, IBM, Microsoft, NetApp, Nutanix, Palo Alto Networks, Samsung and VMware which reflects the extensive product and solution knowledge and capabilities that we bring to our customers’ IT challenges. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
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
Inventory Management
We operate two distribution centers in North America and one distribution center in the UK which combined are more than 1 million square feet in size. Leveraging our distribution and logistics capabilities, we handle and ship approximately 35 million units annually on an aggregate basis from our distribution centers.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements represented approximately 55% of total North America Net sales in 2023.
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
Competition
The market for technology products and services is highly competitive and subject to economic conditions and rapid technological changes. This competitive environment includes the ability to tailor specific solutions to customer needs, the quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. We face competition from resellers, direct manufacturers, large service providers, cloud providers, telecommunication companies, and to a lesser extent retailers. Smaller, local or regional value-added resellers typically focus on a single solution suite or portfolio of solutions from one or two vendor partners.

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
We believe we have sustainable competitive advantages that differentiate us in the marketplace. We have built a strong sales organization and deep services and solutions capabilities over time and expect to continue to invest to enhance these capabilities. We believe the combination of our competitive advantages of scale, performance driven culture and enhanced capabilities will help drive sustainable, profitable growth for us today and in the future. Our scale enables us to have a national and international footprint, as well as invest in resources to meet specific customer end-market needs. Our sellers are organized around unique customer end-markets that are both vertically and geographically focused. Our scale enables our ability to invest in technical coworkers who work directly with our sellers to help customers implement increasingly complex IT solutions. We have cross-border relationships that enable us to serve the needs of our US, UK and Canadian-based customers in more than 150 countries. Our strong, execution-oriented culture is underpinned by our compensation system.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions vital to their strategies and missions rather than discrete product and services categories. Our hardware category includes notebooks/mobile devices (including tablets), network communications (“netcomm products”), desktop computers, collaboration, data storage and servers and other hardware. Our software category includes cloud solutions, software assurance, application suites, security, virtualization, operating systems and network management. Our services include advisory and design, software development, implementation, managed services and warranties.
IT is important to both critical business operations and to drive greater growth and productivity. To help our customers accomplish this, we have built a robust portfolio of solutions across hybrid infrastructure, digital experience, security and services that we provide in physical, virtual or cloud-based environments.
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
Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications, was as follows:

	Year Ended December 31,
	2023		2022		2021
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$4,690.5	21.9%	$6,179.7	26.0%	$6,659.4	32.0%
Netcomm Products	3,185.4	14.9	2,729.7	11.5	1,950.9	9.4
Collaboration(3)	1,909.7	8.9	2,394.8	10.1	2,218.8	10.7
Data Storage and Servers(3)	2,240.7	10.5	2,479.0	10.4	2,044.9	9.8
Desktops	1,069.1	5.0	1,284.9	5.4	1,203.6	5.8
Other Hardware(3)	2,607.2	12.3	3,022.9	12.7	2,692.0	12.9
Total Hardware	15,702.6	73.5	18,091.0	76.1	16,769.6	80.6

Software(1)	3,799.3	17.8	3,684.9	15.5	2,802.4	13.5
Services(1)	1,761.3	8.2	1,842.0	7.8	1,126.1	5.4
Other(2)	112.8	0.5	130.8	0.6	122.7	0.5
Total Net sales	$21,376.0	100.0%	$23,748.7	100.0%	$20,820.8	100.0%
(1)Certain software and services revenue is recorded on a net basis for accounting purposes. As a result, the category percentage of Net sales is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.
(3)Prior period amounts have been reclassified to conform with current period presentation.

Our Internal Capabilities
Human Capital Management
Our culture is reflected through our coworkers, who are driven to serve our customers, our partners, our communities and all our stakeholders. We provide our coworkers with diverse experiences, engagement opportunities, strong training and development, competitive compensation and meaningful careers, which creates a high-performance culture that is central to CDW’s success. We know that an inclusive environment produces the best ideas, and our coworkers are driven to finding the best technology solutions to enable the mission-driven needs of our customers.
We have approximately 15,100 coworkers across the globe, with 11,700 coworkers in the US and 3,400 coworkers in international locations. More than 50% of our US Net sales are generated by account managers who have more than seven years of tenure with CDW. Our coworker relations are strong, and none of our coworkers are represented by a labor union or covered by a collective bargaining agreement.
Diversity, Equity and Inclusion
CDW’s commitment to diversity, equity and inclusion is a core value that shapes who we are and how we work, grow and do business. We remain steadfast in our commitment to a culture of inclusion and equity, where everyone feels they belong.
Our diversity, equity and inclusion efforts foster an inclusive environment for coworkers and job candidates that cannot be separated from how we work with customers, partners and the community. It all comes back to our character, values and ethics as an organization. We are focused on making sure our values are reflected in our behavior where everyone feels they are seen, heard and valued.
Coworker Engagement
We strive to create a culture of collaboration, belonging and individual growth and reward. Our coworker engagement strategy utilizes periodic surveys as well as virtual listening groups to gain a real-time understanding of the coworker experience at CDW. As a result of our coworkers’ consistent engagement, we have garnered meaningful feedback and recommendations, which have led to measurable and impactful results.
Training & Development
We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our coworkers’ careers. Our programs include, but are not limited to: leadership development trainings, unique developmental opportunities for our high-potential emerging leaders, a robust training program for new sales coworkers, technical skill development training, a 12-month apprentice-style program for aspiring engineers and coworker access to over 20,000 on-demand educational modules with new content updated frequently.
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
Health and Safety
We are committed to prioritizing the health and well-being of our coworkers and addressing the mission driven needs of our business partners. We dedicate time and resources to identify safety hazards of all types, mitigate safety risk and routinely train our coworkers using industry best-practices as our standard. We also monitor guidance from leading health authorities and have implemented robust safety protocols at our distribution centers. These include enhanced personal protective equipment, expanded health and safety training and increased access to mental health resources.
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

Marketing
We market the CDW brand to US, UK and Canadian audiences through various channels, including mass media, digital, print, social media and other emerging channels. We target current and prospective customers through integrated marketing programs including email, display ads, paid search, social media, events and sponsorships. These programs are supported by integrated communication efforts targeting technology decision-makers, influencers and the general public using a combination of expert technology articles, videos, case studies, media interviews and speaking events.
As a result of our relationships with vendor partners, a significant portion of our advertising and marketing expenses is reimbursed through cooperative advertising programs. These programs are at the discretion of our vendor partners and are typically tied to sales or other commitments to be met by us within a specified period. We believe that our results and analytical techniques for measuring marketing efficacy differentiates us from our competitors.
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
Information about our Executive Officers
The following table lists the name, age as of February 26, 2024 and positions of each executive officer of the Company.

Name	Age	Position
Christine A. Leahy	59	Chair of our Board of Directors since January 1, 2023; President and Chief Executive Officer and member of our Board of Directors since January 2019; Chief Revenue Officer from July 2017 to December 2018; Senior Vice President - International, Chief Legal Officer and Corporate Secretary from May 2016 to July 2017; Senior Vice President, General Counsel and Corporate Secretary from January 2007 to May 2016.
Sona Chawla	56	Chief Growth and Innovation Officer since January 2020; President, Kohl’s Corporation (an omnichannel retailer) from May 2018 to October 2019 and Chief Operating Officer, Kohl’s Corporation from November 2015 to May 2018.
Christina M. Corley	56
Chief Commercial and Operating Officer since January 2020; Chief Operating Officer from January 2019 to January 2020; Senior Vice President, Commercial and International Markets from July 2017 to December 2018; Senior Vice President, Corporate Sales from September 2011 to July 2017.

Frederick J. Kulevich	58	Senior Vice President, General Counsel and Corporate Secretary since October 2017 and Interim Chief People Officer since November 2023; Vice President and Deputy General Counsel from May 2016 to October 2017; Vice President and Assistant General Counsel from May 2014 to May 2016; Senior Director, Ethics and Compliance from July 2006 to May 2014.
Albert J. Miralles	54
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
We purchase the products included in our portfolio both directly from our vendor partners and from wholesale distributors. A significant portion of our sales are derived from products manufactured by Apple, Cisco, Dell EMC, HP Inc., Lenovo and Microsoft. In addition, purchases from two wholesale distributors, Ingram Micro and TD SYNNEX, represent over 25% of our total purchases. The loss of, or change in business relationship with, any of these or any other wholesale distributors or key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and impact the cost of products we sell and negatively impact our competitive position.
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
Our sales are dependent on continued innovations in technology by our vendor partners and the competitiveness of their offerings, and our ability to partner with new and emerging technology providers.
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services, such as cloud-based and other “as a service” solutions. We have been and will continue to be dependent on innovations in technology, as well as the adoption of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, a lack of adoption of innovations by our customers or delays in technology spending by our customers, could have an adverse effect on our business, results of operations or cash flows.
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
Issues relating to the use or capabilities of artificial intelligence, including social and ethical issues, in hardware, software and services offerings may result in reputational harm and liability and increased costs.
Social and ethical issues relating to the use of new and evolving technologies such as artificial intelligence (“AI”) in our hardware, software and service offerings, as well as in our internal platforms, may result in reputational harm and liability. The hardware, software and services we offer increasingly utilize AI, and, as with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we use, enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Increased focus and potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
Additionally, the development, adoption and use for AI is still in its early stages, and ineffective or inadequate AI development or deployment practices by us or our vendor partners could result in unintended consequences. AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies.
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
Our success is dependent on the accuracy, proper utilization and continuing operation, maintenance and development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, e-commerce and mobile systems, as well as our operational platforms, including voice and data networks and power systems. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, could adversely affect, among other things, our ability to:
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
Our information technology systems are inherently exposed to varied technological threats beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, both internal and external, and from human error, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Moreover, software vulnerabilities within the third-party information technology systems we use are discovered and reported on nearly a daily basis. When made public or otherwise known to us, we attempt to remediate or mitigate these vulnerabilities following guidance provided by the software vendor, and/or appropriate authorities, and before the vulnerability is successfully used in a cyberattack against our systems. If and when cyberattacks target and successfully exploit these vulnerabilities, we take steps designed to contain and limit the impact on our business. Any disruption to or infiltration of our information technology systems could significantly harm our reputation, business and results of operations due to failure to comply with customer, partner, legal or regulatory obligations.
We maintain and periodically upgrade many of our information technology systems, some of which are complex, costly and time consuming. If our information technology systems are not properly maintained or enhanced, the attention of our coworkers could be diverted and our ability to provide the level of service our customers demand could be constrained for some time. Further, new information technology systems and updates to existing information technology systems may not properly integrate with other information technology systems. Also, once implemented, the new information technology systems, updates to existing information technology systems and related technology may not provide the intended efficiencies or anticipated benefits, or could be defective or improperly installed, and could add costs, complications and disruptions to our ongoing operations.
From time to time, we may acquire new companies, businesses or sites with cybersecurity and data protection systems which may not conform with our standards. It may require significant time and expense to upgrade and integrate such systems and controls, and if we are unable to do so in a timely manner, or at all, failures or breaches of such systems could harm our reputation, business and results of operations due to failure to comply with customer, partner, legal or regulatory obligations.
Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.
Our business involves the handling, storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers, partners and others, which we must do in compliance with applicable law. In connection with our services business, some of our coworkers have access to our customers’ confidential data and other information. Additionally, third parties, such as data center colocation and hosted solution partners, provide services to us and also provide services as a component of our services delivery to customers and to customer systems. These third parties or others that are a part of our supply chain could also be a source of security risk in the event of a failure to protect their own products, security systems and infrastructure and we may not be able to control the manner in which these third parties respond to any security breach. We have privacy and data security policies, practices and controls in place that are designed to prevent security breaches; however, as newer technologies evolve, as more business is conducted over the internet and remotely, as we acquire more business operations from targets with differing or inadequate cybersecurity and data protection controls and as the portfolio of the service providers we exchange confidential information, software and/or hardware with expands, we have been subject to breaches in security and are increasingly likely to be exposed to risks from breaches in security, including those arising from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks.
We, and some third parties upon which we rely, regularly experience malicious attacks and other attempts to gain unauthorized access to our systems, and attacks against us by state-sponsored organizations and nation-states may increase during periods of intense diplomatic or armed conflicts. Further, security breaches may go undetected and persist in our environments for extended periods. Although we have not experienced a material security breach to date, the evolving and escalating nature of cybersecurity threats, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations and nation-states, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, make it increasingly challenging to anticipate, detect and defend against these threats. We and our third-party partners have implemented various security controls to meet compliance and privacy requirements while defending against these evolving security threats. However, breaches in security could expose us, our supply chain, our customers or other individuals to significant disruptions and a risk of public disclosure, loss or misuse of confidential data.
Security breaches could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information (including those under the European Union General Data Protection Regulation and the California Privacy Rights Act), significant remediation costs as well as the loss of partners and existing or potential customers and, ultimately, damage to our brand and reputation and adversely impact our business. While we maintain insurance coverages that are intended to address certain aspects of data security, such insurance may be insufficient to cover all losses or all types of claims that may arise, and may not continue to be available to us on economically reasonable terms or at all. Moreover, media or other reports of perceived vulnerabilities in our network security or perceived lack of security within our environment, even if inaccurate, could materially adversely impact our reputation and business. The cost and operational consequences of implementing further data protection measures could also be material. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.
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
If we lose any of our key personnel, are unable to attract and retain the talent required for our business, our labor costs significantly increase or our approach to workforce management, inclusive of outsourcing, is ineffective, our business could be disrupted and our financial performance could suffer.
Our success is heavily dependent upon our ability to attract, develop, engage and retain key personnel to manage, lead, innovate and grow our business, including our key executive, management, sales, services and technical coworkers. Additionally, we rely on outsource partners to execute and deliver on certain functions within the organization.
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
We could experience work stoppages, strikes or performance issues with our outsource partners, which could adversely affect our business, results of operations or cash flows. In addition, a sustained labor shortage or increased turnover rates within our coworker base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain coworkers, and could adversely affect our business, results of operations or cash flows. Additionally, if we fail to effectively manage our workforce, we may need to terminate or reposition coworkers within our Company to eliminate an abundance of or to reconfigure resources, which could damage our coworker relations and our ability to attract and retain key personnel.

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
If the warehouse and distribution equipment or operations at one of our distribution centers were to be seriously damaged or disrupted by a natural disaster, which may increase in number or severity as a result of climate change, or other adverse occurrence, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate numerous facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation, managed services sites and hosted solution partners, and third parties provide services as a component of our services delivery to customers. A natural disaster or other adverse occurrence at any of our major data storage locations, managed services sites or third-party provider locations could negatively impact our business, results of operations or cash flows.
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
We extend credit to our customers for a significant portion of our sales. We are subject to the risk that our customers may not pay for the products they have purchased or may pay at a slower rate than we have historically experienced. This risk is heightened during periods of global or industry-specific economic downturn or uncertainty, during periods of rising interest rates or, in the case of public sector customers, during periods of budget constraints. Significant failures of customers to timely pay all amounts due to us could adversely affect our business, results of operations or cash flows.
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
We may continue to pursue transactions, including strategic investments, acquisitions or alliances, in an effort to extend or complement our existing business. These types of transactions involve numerous business risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business priorities, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, an acquisition target’s differing or inadequate cybersecurity and data protection controls, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses. There can be no assurance that the intended benefits of our investments, acquisitions and alliances will be realized, or that those benefits will offset these numerous risks or other unforeseen factors, any of which could adversely affect our business, results of operations or cash flows.
In addition, our financial results could be adversely affected by financial adjustments required by generally accepted accounting principles in the United States of America (“US GAAP”) in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
Our future operating results may fluctuate significantly, which may result in volatility in the market price of our stock and could impact our ability to operate our business effectively.
We may experience significant variations in our future quarterly results of operations. These fluctuations may cause the market price of our common stock to be volatile and may result from many factors, including the state of the technology industry in general, shifts in demand and pricing for hardware, software and services, the introduction of new products or upgrades. Further, if our customers’ businesses are adversely affected by global or regional economic conditions such as cost inflation or rising interest rates, they may delay or reduce purchases from us, which could adversely affect our results of operations.
Our operating results are also highly dependent on Gross profit. Our Gross profit fluctuates due to numerous factors, some of which may be outside of our control, including general macroeconomic conditions including inflation; pricing pressures; changes in product costs from our vendor partners; the availability of price protection, purchase discounts and incentive programs from our vendor partners; changes in product, order size and customer mix; the risk of some items in our inventory becoming obsolete; increases in product and delivery costs that we cannot pass on to customers; and general market and competitive conditions.
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
Political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, including pandemics such as COVID-19, industrial accidents and other business interruptions can harm or disrupt international commerce and the global economy, and could have a material adverse effect on the Company and its customers, suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners.
Weak or unstable economic conditions generally, inflation and actions taken by central banks to counter inflation, sustained uncertainty about global political conditions (such as that caused by UK’s exit from the European Union in 2020, referred to as “Brexit”), periods of intense diplomatic or armed conflict, government spending cuts and the impact of new government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits), or a tightening of credit markets, including as a result of rising interest rates or bank failures, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows.
Decreases in spending on technology products and services by our public and private sector customers due to, among other things, customer spending decisions and government spending policies may have an adverse impact on our business.
Our sales are impacted by customer spending decisions on technology, including refresh decisions, customer initiatives that drive technology spending and customer budget priorities. Our sales to our public sector customers, and our other customers that do business with our public sector customers in particular, are impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (such as budget cuts or limitations), shifts in budget priorities, reductions in revenue levels or significant government shutdowns could cause our impacted public sector customers or our other customers that do business with impacted public sector customers to reduce or delay their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. Additionally, such adverse change in government spending policies, shifts in budget priorities or reductions in revenue levels could impact cash collections from contracts with our impacted public sector customers or other customers that do business with impacted public sector customers, which could adversely affect our business, results of operations or cash flows.
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
We cannot predict whether the countries in which the products we sell, or any components of those products, are purchased or manufactured will be subject to new or additional trade restrictions or sanctions imposed by the US or foreign governments, including the likelihood, type or effect of any such restrictions. Periods of intense diplomatic or armed conflict, may result in new and rapidly evolving trade restrictions and sanctions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards and customs restrictions against the products we sell, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations or cash flows. In addition, our exports are subject to regulations, some of which may be inconsistent, and noncompliance with these requirements could have a negative effect on our business, results of operations or cash flows.
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
We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors or agents violating such laws and regulations or our policies and procedures. Additionally, there is increased focus by stakeholders on environmental sustainability and corporate responsibility matters, and stakeholders may disagree with the Company’s commitments and initiatives on such matters. Our disclosure on these matters and our failure, or perceived failure, to meet our commitments (including with respect to climate change) or otherwise effectively address these matters may erode customer trust or confidence, particularly if they receive considerable publicity or result in litigation, and could have a negative impact on our business.
As a public company, we also are subject to increasingly complex public disclosure, corporate governance and accounting requirements that increase compliance costs and require significant management focus.
Risks Related to Our Indebtedness
Our level of indebtedness could adversely affect our business.
As of December 31, 2023, we had $5.6 billion of total debt outstanding and $431 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $1.2 billion under our senior unsecured revolving loan facility (the “Revolving Loan Facility”). Our level of indebtedness could have important consequences, including the following:
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness, the risks associated with our level of indebtedness described above, including our possible inability to service our debt, will increase. As of December 31, 2023, we had $1.2 billion available for additional borrowing under our Revolving Loan Facility.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2023, we had $635 million of variable rate debt outstanding. Interest rates increased significantly during 2023 and may continue to do so. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and could negatively impact our net income absent any derivative instruments. From time to time, we may execute derivative instruments to reduce interest rate volatility, subject to acceptable terms. We cannot assure you we will enter into such derivative instruments in the future or that such instruments will be effective.
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
•market conditions or trends in our industry or the economy as a whole including market expectations of changes in interest rates;
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
•provide that special meetings of the stockholders can only be called in accordance with certain requirements and limitations set forth in our amended and restated bylaws;
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
There can be no assurance that we will continue to pay dividends on our common stock or repurchase any of our common stock under our share repurchase program.
We expect to continue to pay a cash dividend on our common stock. However, any determination to pay dividends in the future will be at the discretion of our Board of Directors. Any determination to pay dividends on, or repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations and other factors our Board of Directors deems relevant. There can be no assurance that we will continue to pay a dividend at the current rate or at all or that we will continue to repurchase shares of our common stock. If we do not pay dividends in the future, realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We have a dedicated team of information security professionals who leads our enterprise-wide cyber security strategy, risk management, cyber defense, software security, security monitoring and other related functions. This team is overseen by our Chief Information Security Officer (“CISO”), who reports to our Chief Technology Officer (“CTO”). The CISO has extensive background in that role at an enterprise level and has over 20 years of experience in the field of cybersecurity. Additionally, the processes overseen by our global information security team are integrated with our enterprise risk management program, including routine reporting on cyber risk through the different levels of the enterprise risk management governance structure and alignment on risk management frameworks and processes.
Our information security management program is ISO 27001 certified, and we undergo routine audits by an independent, certified accreditation body to maintain this certification. Our program is designed to guide our practices which are based on relevant industry frameworks and laws. This program consists of policies, practices and procedures designed to manage material risks from cybersecurity threats, including training requirements, threat monitoring and detection and threat containment and risk assessments. Additionally, we leverage third-party firms to conduct routine external and internal penetration testing to emulate the common tactics and techniques of cyber threat actors and have processes to address identified vulnerabilities, although it may take time to mitigate or manage such vulnerabilities. We also have policies and procedures to oversee and identify the cybersecurity risks associated with our use of third-party service providers for both internal use and external use. These policies and procedures include onboarding risk assessments prior to engagement and, as appropriate based on identified risk, may include cybersecurity-related contractual terms and periodic risk assessments throughout the life cycle of the third-party relationship. Lastly, we maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business to cover certain costs related to cybersecurity incidents. We refine our cybersecurity program by staying informed on security threats, leveraging third-party cybersecurity firms and investing in enhancements to our preventive and defensive capabilities.
In addition to our policies and procedures to manage and identify cybersecurity risks, we have an incident response plan designed to analyze, contain, remediate and communicate cybersecurity matters to help ensure a timely and robust response to actual or attempted incidents. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, we cannot provide assurance that these threats will not result in such an impact in the future. For more information regarding risks relating to information technology and cybersecurity, see “Item 1A. Risk Factors.”
The Audit Committee is primarily responsible for overseeing our enterprise risk management process on behalf of the Board of Directors, including cybersecurity risks. The CTO and CISO regularly provide reporting on cybersecurity matters to both senior management and the Audit Committee and at least annually to the Board of Directors. This reporting includes updates on our information security strategy, key cyber risks and threats and our progress towards protecting the Company from such risks and threats, assessments of our cybersecurity program and emerging trends. Depending on the criticality of a cybersecurity incident, certain matters are required to be reported promptly to the Board of Directors, as appropriate, in accordance with our incident response plan.
Item 2. Properties
As of December 31, 2023, we owned or leased a total of 2.3 million square feet of space, primarily in the US, UK and Canada. We own two properties: a 513,240 square foot distribution center in North Las Vegas, Nevada, and a combined office and a 442,400 square foot distribution center in Vernon Hills, Illinois. In addition, we conduct sales, services and administrative activities in various locations primarily in the US, UK and Canada.
We believe our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, all within the next 12 years.
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
Holders
As of February 20, 2024, there were 4 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 7, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.62 per share. The dividend will be paid on March 12, 2024 to all stockholders of record as of the close of business on February 26, 2024.
We expect to continue to pay quarterly cash dividends on our common stock in the future, but such payments remain at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. For additional information on our cash resources and needs and restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended December 31, 2023 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program(1) (in millions)
October 1 through October 31, 2023	0.1	$204.19	0.1	$369.6
November 1 through November 30, 2023	0.1	212.56	0.1	352.7
December 1 through December 31, 2023	0.0	219.02	0.0	337.6
Total	0.2		0.2
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
On February 7, 2024, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program (which was incremental to the amount remaining under the $750 million authorization announced on February 8, 2023) under which we may repurchase shares of our common stock from time to time in privately negotiated transactions, open market purchases or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time.
Cumulative Total Shareholder Return
The information contained in this Cumulative Total Shareholder Return section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically request that such information be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100 invested at the closing of the market on December 31, 2018 through and including the market close on December 31, 2023, with the cumulative total return for the same time period of the same amount invested in the Standard & Poor’s 500 Stock

(“S&P 500”) Index, the S&P 500 Information Technology Index and a peer group index. Our peer group index for 2023 consists of the following companies: Accenture plc, Arrow Electronics, Inc., Avnet, Inc., Best Buy Company, Inc., CGI Group Inc., Cognizant Technology Solutions Corporation, DXC Technology Company, Flex Ltd., Genuine Parts Company, Henry Schein, Inc., Hewlett Packard Enterprise Company, Insight Enterprises, Inc., Jabil, Inc., LKQ Corporation, TD SYNNEX Corporation, W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; (vi) similar margins; (vii) comparable percentage of international sales; (viii) frequently identified as a peer by the other peer companies or Institutional Shareholder Services Inc.; or (ix) identified by the Company as a competitor.
The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Cumulative Total Shareholder Return

$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
CDW Corp
S&P 500
S&P 500 Information Technology
CDW Peers

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
CDW Corp	$100	$178	$167	$261	$231	$297
S&P 500	100	129	150	190	153	190
S&P 500 Information Technology	100	148	211	281	200	312
CDW Peers	100	132	152	215	169	213
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
We are vendor, technology and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,900 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
For a discussion of results for the year ended December 31, 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023.
Trends and Key Factors Affecting our Financial Performance
We believe the following key factors may have a meaningful impact on our business performance, influencing our ability to generate sales and achieve our targeted financial and operating results:
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness and ability to spend on information technology. Macroeconomic uncertainty persists as a result of the current inflationary environment, the corresponding increase in interest rates driven by monetary policy and lower economic growth rates in the United States and other countries. The uncertainty in the current economic environment resulted in, and may continue to result in, a delay, pause or reduction of investments in technology by our customers.
•Customers continue to balance priorities to focus on solutions that lead to business optimization, cost management and security risk management and in many cases are reassessing the timing of IT refresh cycles and pausing or deferring their IT spend. We have orchestrated solutions by leveraging netcomm products, security, software and hybrid and cloud offerings to help customers achieve their objectives.

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
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely. These trends are driving customer adoption of solutions such as those delivered via cloud, software defined architectures and hybrid on-premise and off-premise combinations, as well as the evolution of the IT consumption model to more “as a service” offerings, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to change as customers prioritize the projects that produce the most important outcomes for their business.
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include average daily sales, Gross profit, Net income, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Net sales on a constant currency basis, Net income per diluted share, Non-GAAP net income per diluted share, Free cash flow, Adjusted free cash flow, Cash and cash equivalents, cash conversion cycle and debt levels including available credit. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
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

The results of certain key business metrics are as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2023	2022
Net sales	$21,376.0	$23,748.7
Gross profit	4,652.4	4,686.6
Operating income	1,680.9	1,735.2
Net income	1,104.3	1,114.5
Non-GAAP operating income	2,039.1	2,050.5
Non-GAAP net income	1,346.2	1,341.5
Net income per diluted share	8.10	8.13
Non-GAAP net income per diluted share	9.88	9.79
Average daily sales(1)	84.2	93.5
Net debt(2)	5,056.2	5,607.5
Cash conversion cycle (in days)(3)	17	21
Cash provided by operating activities	1,598.7	1,335.9
Adjusted free cash flow(4)	1,426.8	1,292.7
(1)There were 254 selling days for both the years ended December 31, 2023 and 2022. Average Daily Sales is defined as Net sales divided by the number of selling days.
(2)Defined as Total debt minus Cash and cash equivalents.
(3)Defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
(4)Defined as Cash flows provided by operating activities less capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.

Results of Operations
Results of operations, in dollars and as a percentage of Net sales are as follows:

	Year Ended December 31,
	2023		2022
	Dollars in Millions	Percentage of Net Sales	Dollars in Millions	Percentage of Net Sales
Net sales	$21,376.0	100.0%	$23,748.7	100.0%
Cost of sales	16,723.6	78.2	19,062.1	80.3
Gross profit	4,652.4	21.8	4,686.6	19.7
Selling and administrative expenses	2,971.5	13.9	2,951.4	12.4
Operating income	1,680.9	7.9	1,735.2	7.3
Interest expense, net	(226.6)	(1.1)	(235.7)	(1.0)
Other expense, net	(4.1)	—	(11.7)	—
Income before income taxes	1,450.2	6.8	1,487.8	6.3
Income tax expense	(345.9)	(1.6)	(373.3)	(1.6)
Net income	$1,104.3	5.2%	$1,114.5	4.7%
Net sales
Net sales decreased $2,373 million, or 10.0%, to $21,376 million for the year ended December 31, 2023, compared to $23,749 million for the year ended December 31, 2022. The decline in Net sales occurred across all operating segments. Continued economic uncertainty has led customers to focus their business priorities, resulting in a reduction or delay in their hardware spend. For additional information, see the “Segment Results of Operations” below.

Gross profit
Gross profit decreased $34 million, or 0.7%, to $4,652 million for the year ended December 31, 2023, compared to $4,687 million for the year ended December 31, 2022. As a percentage of Net sales, Gross profit margin increased 210 basis points to 21.8% for the year ended December 31, 2023. The increase in Gross profit margin was primarily driven by a more favorable contribution of netted down revenue, primarily software as a service, and higher product margin due to lower mix in notebooks and increased margin rate across various categories.
Selling and administrative expenses
Selling and administrative expenses increased $20 million, or 0.7%, to $2,972 million for the year ended December 31, 2023, compared to $2,951 million for the year ended December 31, 2022. The increase was driven by costs related to the reduction of our workforce and real estate portfolio (collectively “workplace optimization”) and increased payroll expenses associated with higher year-over-year average coworker count, partially offset by reduced discretionary expenses.
Operating income
Operating income decreased $54 million, or 3.1%, to $1,681 million for the year ended December 31, 2023, compared to $1,735 million for the year ended December 31, 2022.
Interest expense, net
Interest expense, net includes interest expense and interest income. Interest expense, net decreased $9 million, or 3.9%, to $227 million for the year ended December 31, 2023, compared to $236 million for the year ended December 31, 2022. This decrease is primarily due to lower debt levels and higher interest income earned on cash balances, partially offset by higher variable interest rate on the senior unsecured term loan.
Income tax expense
Income tax expense was $346 million for the year ended December 31, 2023, compared to $373 million for the year ended December 31, 2022. The effective income tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 23.9% and 25.1% for 2023 and 2022, respectively.
The lower effective tax rate for the year ended December 31, 2023 as compared to the prior year was primarily attributable to higher excess tax benefits on equity-based compensation.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Year Ended December 31,
	2023		2022
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$8,960.8	41.9%	$10,350.1	43.6%	$(1,389.3)	(13.4)%
Small Business	1,556.0	7.3	1,938.9	8.2	(382.9)	(19.7)
Public:
Government	2,669.1	12.5	2,574.3	10.8	94.8	3.7
Education	3,298.3	15.4	3,621.4	15.2	(323.1)	(8.9)
Healthcare	2,338.3	10.9	2,355.6	9.9	(17.3)	(0.7)
Total Public	8,305.7	38.8	8,551.3	35.9	(245.6)	(2.9)
Other	2,553.5	12.0	2,908.4	12.3	(354.9)	(12.2)
Total Net sales	$21,376.0	100.0%	$23,748.7	100.0%	$(2,372.7)	(10.0)%
(1)There were 254 selling days for both the years ended December 31, 2023 and 2022. Average daily sales is defined as Net sales divided by the number of selling days.

Operating income by segment, in dollars and as a percentage of Net sales, and the year-over-year percentage change was as follows:

	Year Ended December 31,
	2023		2022
(dollars in millions)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	Percent Change in Operating Income
Segments:(1)
Corporate	$846.8	9.5%	$931.7	9.0%	(9.1)%
Small Business	177.3	11.4	186.8	9.6	(5.1)
Public	735.0	8.8	681.7	8.0	7.8
Other(2)	142.1	5.6	130.7	4.5	8.7
Headquarters(3)	(220.3)	nm*	(195.7)	nm*	12.6
Total Operating income	$1,680.9	7.9%	$1,735.2	7.3%	(3.1)%
*nm - Not meaningful
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
Corporate
Corporate segment Net sales for the year ended December 31, 2023 decreased $1,389 million, or 13.4%, compared to the year ended December 31, 2022. This decrease in Net sales was across various hardware categories and services, partially offset by increases in netcomm products.
Corporate segment Operating income was $847 million for the year ended December 31, 2023, a decrease of $85 million, or 9.1%, compared to $932 million for the year ended December 31, 2022. Corporate segment Operating income decreased primarily due to lower Gross profit dollars and increased payroll expenses, partially offset by reduced discretionary spend.
Small Business
Small Business segment Net sales for the year ended December 31, 2023 decreased $383 million, or 19.7%, compared to the year ended December 31, 2022. This decrease was across various categories primarily within notebooks/mobile devices.
Small Business segment Operating income was $177 million for the year ended December 31, 2023, a decrease of $10 million, or 5.1%, compared to $187 million for the year ended December 31, 2022. Small Business segment Operating income decreased primarily due to lower Gross profit dollars, partially offset by lower payroll expenses and reduced discretionary spend.
Public
Public segment Net sales for the year ended December 31, 2023 decreased $246 million, or 2.9%, compared to the year ended December 31, 2022. This decrease was across various categories, primarily notebooks/mobile devices and collaboration hardware within Education, partially offset by netcomm products and software across all sales channels.
Public segment Operating income was $735 million for the year ended December 31, 2023, an increase of $53 million, or 7.8%, compared to $682 million for the year ended December 31, 2022. Public segment Operating income increased primarily due to lower payroll expenses, higher Gross profit dollars and reduced discretionary spend.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the year ended December 31, 2023 decreased $355 million, or 12.2%, compared to the year ended December 31, 2022. This decrease was driven by various hardware categories, primarily within notebooks/mobile devices, partially offset by an increase in netcomm products and software related to both the Canadian and UK operations.

Other Operating income was $142 million for the year ended December 31, 2023, an increase of $11 million, or 8.7%, compared to $131 million for the year ended December 31, 2022. Other Operating income increased primarily due to higher Gross profit dollars related to the UK operations, partially offset by lower Gross profit dollars related to the Canadian operations.
Non-GAAP Financial Measure Reconciliations
We have included reconciliations of Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, Net sales on a constant currency basis, Free cash flow and Adjusted free cash flow for the years ended December 31, 2023 and 2022 below.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, transformation initiatives, workplace optimization and the associated tax effects of each. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales compared to the prior period. Free cash flow is defined as cash flows provided by operating activities less capital expenditures. Adjusted free cash flow is defined as Free cash flow adjusted to include certain cash flows from financing activities incurred in the normal course of operations or as capital expenditures.
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
We believe Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales on a constant currency basis provide analysts, investors and management with useful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present Free cash flow and Adjusted free cash flow as we believe these measures provide more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation.
Non-GAAP operating income and Non-GAAP operating income margin

	Year Ended December 31,
(dollars in millions)	2023	% of Net Sales	2022	% of Net Sales	% Change
Operating income, as reported	$1,680.9	7.9%	$1,735.2	7.3%	(3.1)%
Amortization of intangibles(1)	154.4		167.9
Equity-based compensation	93.7		91.1
Acquisition and integration expenses	30.0		48.3
Transformation initiatives (2)	27.1		6.3
Workplace optimization(3)	47.7		—
Other adjustments	5.3		1.7
Non-GAAP operating income	$2,039.1	9.5%	$2,050.5	8.6%	(0.6)%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Year Ended December 31, 2023			Year Ended December 31, 2022
(dollars in millions)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
US GAAP, as reported	$1,450.2	$(345.9)	$1,104.3	$1,487.8	$(373.3)	$1,114.5	(0.9)%
Amortization of intangibles(2)	154.4	(40.2)	114.2	167.9	(44.6)	123.3
Equity-based compensation	93.7	(47.6)	46.1	91.1	(30.4)	60.7
Acquisition and integration expenses	30.0	(7.8)	22.2	48.3	(12.4)	35.9
Transformation initiatives(3)	27.1	(7.1)	20.0	6.3	(1.6)	4.7
Workplace optimization(4)	47.7	(12.4)	35.3	—	—	—
Net loss on extinguishment of long-term debt	—	—	—	1.6	(0.4)	1.2
Other adjustments	5.3	(1.2)	4.1	1.7	(0.5)	1.2
Non-GAAP	$1,808.4	$(462.2)	$1,346.2	$1,804.7	$(463.2)	$1,341.5	0.4%

Net income per diluted share, as reported			$8.10			$8.13
Non-GAAP net income per diluted share			$9.88			$9.79
Shares used in computing US GAAP and Non-GAAP net income per diluted share			136.3			137.0
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes cost related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.
Net sales on a constant currency basis

	Year Ended December 31,
(dollars in millions)	2023	2022	% Change(1)
Net sales, as reported	$21,376.0	$23,748.7	(10.0)%
Foreign currency translation(2)	—	(28.2)
Net sales, on a constant currency basis	$21,376.0	$23,720.5	(9.9)%
(1)There were 254 selling days for both the years ended December 31, 2023 and 2022. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating Net sales for the year ended December 31, 2022 of CDW UK and CDW Canada at the average exchange rates applicable in 2023.
Free cash flow and Adjusted free cash flow

	Year Ended December 31,
(dollars in millions)	2023	2022
Net cash provided by operating activities	$1,598.7	$1,335.9
Capital expenditures	(148.2)	(127.8)
Free cash flow	1,450.5	1,208.1
Net change in accounts payable - inventory financing	(23.7)	84.6
Adjusted free cash flow(1)	$1,426.8	$1,292.7
(1)Defined as Cash flows provided by operating activities less capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.

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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our revolving loan facility. As of December 31, 2023, we had $1.2 billion of availability for borrowings under our revolving loan facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Our material contractual obligations consist of debt and related interest payments and operating leases. See Note 9 (Debt) and Note 11 (Leases) to the accompanying Consolidated Financial Statements for additional information regarding future maturities of debt and operating leases.
Long-Term Debt and Financing Arrangements
During the year ended December 31, 2023, we prepaid $150 million on our senior unsecured term loan facility without penalty. No additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
As of December 31, 2023, we had total unsecured indebtedness of $5.6 billion and we were in compliance with the covenants under our credit agreements and indentures.
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
Share Repurchase Program
During 2023, we repurchased 2.6 million shares of our common stock for $500 million under the previously announced share repurchase program. For additional information about our share repurchase program, refer to Note 12 (Stockholders’ Equity) to the accompanying Consolidated Financial Statements.

Dividends
A summary of 2023 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.590	February 7, 2023	February 24, 2023	March 10, 2023
0.590	May 3, 2023	May 25, 2023	June 13, 2023
0.590	August 2, 2023	August 25, 2023	September 12, 2023
0.620	November 1, 2023	November 24, 2023	December 12, 2023
$2.390
On February 7, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.620 per share. The dividend will be paid on March 12, 2024 to all stockholders of record as of the close of business on February 26, 2024.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
(dollars in millions)	2023	2022
Net cash provided by (used in):
Operating Activities	$1,598.7	$1,335.9

Investing Activities
Capital expenditures	(148.2)	(127.8)
Acquisitions of businesses, net of cash acquired	(76.4)	(36.7)
Other	(5.0)	—
Cash flows used in investing activities	(229.6)	(164.5)

Financing Activities
Net change in accounts payable - inventory financing	(23.7)	84.6
Other cash flows from financing activities	(1,075.0)	(1,186.7)
Cash flows used in financing activities	(1,098.7)	(1,102.1)

Effect of exchange rate changes on cash and cash equivalents	3.1	(12.2)
Net increase in cash and cash equivalents	$273.5	$57.1

Operating Activities
Cash flows from operating activities are as follows:

	Year Ended December 31,
(dollars in millions)	2023	2022	Change
Net income	$1,104.3	$1,114.5	$(10.2)
Adjustments for the impact of non-cash items(1)	375.6	388.0	(12.4)
Net income adjusted for the impact of non-cash items	1,479.9	1,502.5	(22.6)
Changes in assets and liabilities:
Accounts receivable(2)	(54.5)	(34.8)	(19.7)
Merchandise inventory	139.0	111.9	27.1
Accounts payable-trade(3)	(55.4)	(260.0)	204.6
Other(4)	89.7	16.3	73.4
Net cash provided by operating activities	$1,598.7	$1,335.9	$262.8
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to higher sales activity during the fourth quarter 2023, partially offset by collection performance.
(3)The change is primarily due to higher sales activity during the fourth quarter 2023 and timing of payments.
(4)The change is primarily due to lower contract assets and vendor receivables, partially offset by decreased accrued compensation and lower contract liabilities in 2023.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2023	2022
Days of sales outstanding (DSO)(1)	77	71
Days of supply in inventory (DIO)(2)	13	17
Days of purchases outstanding (DPO)(3)	(73)	(67)
Cash conversion cycle	17	21
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
The cash conversion cycle decreased to 17 days at December 31, 2023, compared to 21 days at December 31, 2022. The overall decrease was primarily driven by a reduction in DIO resulting from lower stocking positions. In addition, netted down revenue has an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash used in investing activities increased $65 million in 2023 compared to 2022. This increase was primarily due to higher acquisition activity in 2023 and increased capital expenditures.
Financing Activities
Net cash used in financing activities decreased $3 million in 2023 compared to 2022. The decrease was primarily driven by lower repayments on long-term debt, partially offset by share repurchases in 2023 with no similar activity in 2022, decreased activity within our inventory financing arrangements and increased dividend payments. For additional information regarding the inventory financing and debt activities, see Note 7 (Inventory Financing Agreements) and Note 9 (Debt) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations or liquidity.
Issuers and Guarantors of Debt Securities
Each series of our outstanding unsecured senior notes (the “Notes”) are issued by CDW LLC and CDW Finance Corporation (the “Issuers”) and are guaranteed by CDW Corporation (“Parent”) and certain of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries” and, together with Parent, the “Guarantors”). All guarantees by Parent and the Guarantors are joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Notes.
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries and
•rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future unsecured senior debt.
The following tables set forth Balance Sheet information as of December 31, 2023 and December 31, 2022, and Statement of Operations information for the years ended December 31, 2023 and 2022 for the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

	December 31,
(dollars in millions)	2023	2022
Current assets	$5,770.0	$5,588.3

Goodwill	3,939.7	3,939.7
Other assets	1,978.4	2,032.6
Total Non-current assets	5,918.1	5,972.3

Current liabilities	4,975.4	4,369.3

Long-term debt	5,031.4	5,792.9
Other liabilities	697.7	641.9
Total Long-term liabilities	5,729.1	6,434.8
Statements of Operations Information

	Year Ended December 31,
(dollars in millions)	2023	2022
Net sales	$18,759.4	$20,741.8
Gross profit	4,106.4	4,156.6
Operating income	1,507.3	1,584.7
Net income	945.6	1,005.8
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
Critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations, and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. For additional information related to significant accounting policies used in the preparation of our Consolidated Financial Statements, see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Revenue Recognition
We sell some of our products and services as part of bundled contract arrangements containing multiple performance obligations, which may include a combination of different products and services. Significant judgment may be required when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together.
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
We completed our annual impairment analysis during the fourth quarter of 2023. We performed a quantitative analysis for all reporting units and determined that the fair values of each reporting unit substantially exceeded their carrying values and, therefore, no impairment existed.
Business combinations
We allocate purchase price consideration to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Determining the fair value of these assets and liabilities requires the use of significant estimates, particularly in valuing acquired intangible assets and Goodwill.
Purchased intangible assets other than goodwill are initially recognized at fair value and amortized over their useful lives. We determine the fair value of purchased intangible assets using an income approach on an individual asset basis. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy. The values assigned to consideration transferred, assets acquired and liabilities assumed may be adjusted during the measurement period as new information arises that existed as of the acquisition date.
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

Additionally, from time to time, we may execute derivative instruments in order to manage the risk associated with changes in interest rates on borrowings under our variable-rate debt facilities. For additional information on our financial instruments and debt, see Note 8 (Financial Instruments) and Note 9 (Debt) to the accompanying Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition – Professional Services
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company provides professional services, which include project managers and consultants recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and the Company transfers those services. For professional services where revenue is recognized proportionally as costs are incurred, judgment is required in determining the total expected costs for each project at inception and as the services are performed.

Auditing the Company’s service revenue contracts with customers where revenue is recognized proportionally based on costs incurred for fixed fee project work was complex given the judgment required in determining estimated total costs for projects and level of completion at a point in time.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s process relating to the determination of the total expected costs for each project at inception and as the services are performed. For example, we evaluated the design and tested the operating effectiveness of controls over management’s review of the assumptions and data utilized to estimate costs to complete and the accumulation of actual costs incurred.

To test the estimated costs to complete for projects, our audit procedures included, among others, obtaining an understanding of the contract with the customer and assessing management’s initial estimated costs to complete. For example, for a sample of contracts, we performed inquiries of project managers, tested costs incurred by comparing amounts recorded to source documents, and performed a retrospective review of management’s initial cost estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
February 26, 2024

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars and shares in millions, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$588.7	$315.2
Accounts receivable, net of allowance for credit losses of $28.8 and $25.7, respectively	4,567.5	4,461.3
Merchandise inventory	668.1	800.2
Miscellaneous receivables	470.5	489.1
Prepaid expenses and other	410.2	498.2
Total current assets	6,705.0	6,564.0
Operating lease right-of-use assets	128.8	149.2
Property and equipment, net	195.5	188.8
Goodwill	4,413.4	4,342.7
Other intangible assets, net	1,369.7	1,490.7
Other assets	472.2	396.1
Total Assets	$13,284.6	$13,131.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$2,881.0	$2,821.3
Accounts payable-inventory financing	430.9	519.0
Current maturities of long-term debt	613.1	56.3
Contract liabilities	487.4	485.5
Accrued expenses and other current liabilities:
Compensation	303.0	377.8
Advertising	119.9	130.5
Sales and income taxes	52.4	73.5
Other	554.3	483.2
Total current liabilities	5,442.0	4,947.1
Long-term liabilities:
Debt	5,031.8	5,866.4
Deferred income taxes	171.4	203.4
Operating lease liabilities	164.0	175.2
Other liabilities	432.9	336.1
Total long-term liabilities	5,800.1	6,581.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 134.1 and 135.5 shares outstanding, respectively	1.3	1.4
Paid-in capital	3,691.3	3,518.1
Accumulated deficit	(1,525.5)	(1,763.8)
Accumulated other comprehensive loss	(124.6)	(152.4)
Total stockholders’ equity	2,042.5	1,603.3
Total Liabilities and Stockholders’ Equity	$13,284.6	$13,131.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$21,376.0	$23,748.7	$20,820.8
Cost of sales	16,723.6	19,062.1	17,252.3
Gross profit	4,652.4	4,686.6	3,568.5
Selling and administrative expenses	2,971.5	2,951.4	2,149.5
Operating income	1,680.9	1,735.2	1,419.0
Interest expense, net	(226.6)	(235.7)	(150.9)
Other (expense) income, net	(4.1)	(11.7)	29.7
Income before income taxes	1,450.2	1,487.8	1,297.8
Income tax expense	(345.9)	(373.3)	(309.2)
Net income	$1,104.3	$1,114.5	$988.6

Net income per common share:
Basic	$8.20	$8.24	$7.14
Diluted	$8.10	$8.13	$7.04

Weighted-average common shares outstanding:
Basic	134.6	135.2	138.5
Diluted	136.3	137.0	140.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,104.3	$1,114.5	$988.6
Other comprehensive income (loss):
Unrealized loss from cash flow hedge, net of tax	(1.9)	(0.1)	—
Reclassification of cash flow hedge to net income, net of tax	—	3.6	2.5
Foreign currency translation, net of tax	29.7	(61.5)	(1.1)
Other comprehensive income (loss)	27.8	(58.0)	1.4
Comprehensive income	$1,132.1	$1,056.5	$990.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,104.3	$1,114.5	$988.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270.7	290.6	191.2
Equity-based compensation expense	93.7	91.1	72.6
Deferred income taxes	(32.7)	(18.2)	(6.7)
Provision for credit losses	14.9	8.3	(5.4)
Other	29.0	16.2	(24.1)
Changes in assets and liabilities:
Accounts receivable	(54.5)	(34.8)	(616.8)
Merchandise inventory	139.0	111.9	(151.0)
Other assets	183.3	(208.9)	(134.8)
Accounts payable-trade	(55.4)	(260.0)	374.5
Other liabilities	(93.6)	225.2	96.5
Net cash provided by operating activities	1,598.7	1,335.9	784.6
Cash flows from investing activities:
Capital expenditures	(148.2)	(127.8)	(100.0)
Acquisitions of businesses, net of cash acquired	(76.4)	(36.7)	(2,705.6)
Proceeds from the sale of equity method investment	—	—	36.0
Other	(5.0)	—	—
Net cash (used in) investing activities	(229.6)	(164.5)	(2,769.6)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	207.6	2,301.4	1,619.7
Repayments of borrowings under revolving credit facilities	(282.0)	(2,531.2)	(1,300.5)
Proceeds from issuance of long-term debt	—	—	3,917.5
Repayments of debt	(150.0)	(635.5)	(11.2)
Repayments of receivable financing liability	(61.1)	(68.8)	(15.8)
Payments to extinguish debt	—	—	(1,469.2)
Payments of debt financing fees	—	—	(38.1)
Net change in accounts payable-inventory financing	(23.7)	84.6	(161.8)
Financing payments for revenue generating assets	—	—	(46.1)
Repurchases of common stock	(500.0)	—	(1,500.4)
Proceeds from stock option exercises	49.3	30.2	69.9
Payment of incentive compensation plan withholding taxes	(40.0)	(23.1)	(28.5)
Dividend payments	(321.5)	(282.6)	(234.8)
Other	22.7	22.9	32.1
Net cash (used in) provided by financing activities	(1,098.7)	(1,102.1)	832.8
Effect of exchange rate changes on cash and cash equivalents	3.1	(12.2)	0.1
Net increase (decrease) in cash and cash equivalents	273.5	57.1	(1,152.1)
Cash and cash equivalents – beginning of period	315.2	258.1	1,410.2
Cash and cash equivalents – end of period	$588.7	$315.2	$258.1
Supplementary disclosure of cash flow information:
Interest paid	$(233.2)	$(224.3)	$(134.3)
Income taxes paid, net	$(401.4)	$(362.2)	$(351.0)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars and shares in millions)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2020	141.9	$1.4	$3,204.9	$(1,813.4)	$(95.8)	$1,297.1
Net income	—	—	—	988.6	—	988.6
Equity-based compensation expense	—	—	72.6	—	—	72.6
Stock option exercises	1.5	—	69.9	—	—	69.9
Coworker Stock Purchase Plan	0.1	—	20.6	—	—	20.6
Repurchases of common stock	(8.7)	(0.1)	—	(1,500.3)	—	(1,500.4)
Dividend payments ($1.700 per share)	—	—	1.5	(236.3)	—	(234.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(28.5)	—	(28.5)
Reclassification of cash flow hedge to net income	—	—	—	—	2.5	2.5
Foreign currency translation	—	—	—	—	(1.1)	(1.1)
Adoption of Income Tax ASU 2019-12	—	—	—	19.2	—	19.2
Balance as of December 31, 2021	134.8	1.3	3,369.5	(2,570.7)	(94.4)	705.7
Net income	—	—	—	1,114.5	—	1,114.5
Equity-based compensation expense	—	—	91.1	—	—	91.1
Stock option exercises	0.5	0.1	30.1	—	—	30.2
Coworker Stock Purchase Plan	0.2	—	25.5	—	—	25.5
Dividend payments ($2.090 per share)	—	—	1.9	(284.5)	—	(282.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(23.1)	—	(23.1)
Unrealized loss from hedge accounting	—	—	—	—	(0.1)	(0.1)
Reclassification of cash flow hedge to net income	—	—	—	—	3.6	3.6
Foreign currency translation	—	—	—	—	(61.5)	(61.5)
Balance as of December 31, 2022	135.5	1.4	3,518.1	(1,763.8)	(152.4)	1,603.3
Net income	—	—	—	1,104.3	—	1,104.3
Equity-based compensation expense	—	—	93.7	—	—	93.7
Stock option exercises	1.0	—	49.3	—	—	49.3
Coworker Stock Purchase Plan	0.2	—	28.2	—	—	28.2
Repurchases of common stock	(2.6)	(0.1)	—	(499.9)	—	(500.0)
Dividend payments ($2.390 per share)	—	—	2.0	(323.5)	—	(321.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(40.0)	—	(40.0)
Unrealized loss on cash flow hedge	—	—	—	—	(1.9)	(1.9)
Foreign currency translation and other	—	—	—	(2.6)	29.7	27.1
Balance as of December 31, 2023	134.1	$1.3	$3,691.3	$(1,525.5)	$(124.6)	$2,042.5

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
Miscellaneous Receivables
Miscellaneous receivables primarily consist of amounts due from vendors. The Company receives incentives from vendors related to cooperative advertising, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written vendor agreements with specified performance requirements and are generally recorded as adjustments to Cost of sales or Merchandise inventory, depending on the nature of the incentive. Funds received from vendors related to the reimbursement of specific, incremental and identifiable costs incurred by the Company are recorded as reduction of such costs, which may be within Selling and administrative expenses.
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
Leases
The Company enters into operating lease contracts, as assessed at contract inception, primarily for real estate, data centers and equipment. On the lease commencement date, the Company records operating lease liabilities based on the present value of the future lease payments. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. For real estate and data center contracts, the Company accounts for the lease and non-lease components as a single lease component. For certain equipment leases, the Company applies a portfolio approach to account for the right-of-use asset and operating lease liability. In assessing the lease term, the Company includes options to renew only when it is reasonably certain that it will be exercised, a determination which is at the sole discretion of the Company. For equipment leases used in revenue generating activities with an initial term of 12 months or less, the Company records a right-of-use asset and lease liability. For all remaining leases with an initial term of 12 months or less, the Company has elected to not record a right-of-use asset and lease liability. The Company records lease expense on a straight-line basis over the lease term beginning on the commencement date.
Goodwill
The Company performs an evaluation of goodwill at the reporting unit level, utilizing either a qualitative or quantitative impairment test. A qualitative assessment is performed at least on an annual basis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs a quantitative impairment test for each reporting unit every three years, or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted during the fourth quarter. The Company’s reporting units included in the assessment of potential goodwill impairment are the same as its operating segments.
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
Intangible Assets
Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives. Intangible assets include customer relationships, trade name and internally developed software. For internally developed software, the Company capitalizes external costs and directly attributable internal costs to acquire or create internal use software which are incurred during the application development stage. These costs relate to activities such as configuration, coding, testing and installation. Costs related to post-implementation activities such as training and maintenance are expensed as incurred. Once the software is substantially complete and ready for its intended use, capitalized development costs are amortized straight-line over the estimated useful life of the software.
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
Cloud Computing Arrangements
The Company enters into certain cloud-based software hosting arrangements for internal use that are accounted for as service contracts. Costs incurred in implementing a cloud computing arrangement are deferred during the application development stage and presented within Prepaid expenses and other on the Consolidated Balance Sheets. Once a cloud computing arrangement is ready for its intended use, the implementation costs are amortized on a straight-line basis over the fixed term of the hosting arrangement plus any reasonably certain renewal periods.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Revenue Recognition
The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors. The Company may sell hardware, software and services on standalone basis or as a bundled solution arrangement. For additional information on the disaggregation of Net sales by major category, see Note 17 (Segment Information).
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified product or service, (ii) the Company has inventory risk before the specified product or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified product or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.
For performance obligations whereby the Company is acting as a principal, revenue is recognized when, or as, the customer obtains control of the specified product or service. The Company recognizes revenue in transactions for which it is acting as an agent once it has arranged for the third party to provide the product or service. Depending on the nature of the arrangement, this may occur at the time the Company executes the contract with the third party or at the time it invoices the customer.
Revenue Recognition for Hardware
Revenues from the sale of hardware are recognized on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded as Net sales and the acquisition cost of the product recorded as Cost of sales. The Company recognizes revenue from these transactions when control has passed to the customer, which is usually upon delivery of the product to the customer, which typically is based on the shipping terms in the contract with the customer. The Company may leverage drop-shipment arrangements with many of its vendors and suppliers to deliver hardware to its customers without having to physically hold the inventory at its warehouses. The Company is the principal in the transaction and recognizes revenue for drop-shipment arrangements on a gross basis.
In some instances, the customer agrees to buy the hardware from the Company but requests delivery at a later date, commonly known as bill-and-hold arrangements. For these transactions, the Company deems that control passes to the customer when the hardware is ready for delivery. The Company views hardware as ready for delivery when: (i) the customer has a signed agreement, (ii) significant risk and rewards have transferred to the customer, (iii) the customer has the ability to direct the use of the hardware, (iv) the hardware has been set aside specifically for the customer and cannot be redirected to another customer and (v) as applicable, the configuration services have been completed when ordered with the hardware.
The Company’s vendor partners may provide warranties on the hardware the Company sells. These manufacturer warranties are assurance-type warranties and are not considered separate performance obligations. The warranties are not sold separately and only provide assurance that the hardware will conform with the manufacturer’s specifications. In some transactions, the vendor partner will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. The Company considers these warranties to be separate performance obligations from the underlying product. For additional information regarding the accounting for extended warranties, see “Revenue Recognition for Services” below.
Revenue Recognition for Software
Revenues from the sale of software include perpetual licenses, term licenses, software assurance and cloud computing solutions. Depending on the nature of the software, the Company may be acting as a principal or an agent.
For perpetual licenses and term licenses, the software is recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software is delivered to the customer (i.e., via electronic delivery of keys). Generally, these licenses are sold with accompanying third-party delivered software

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
assurance, which is a product that allows customers to upgrade to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. As a result, the value of the product is primarily the accompanying support delivered by a third party and, therefore, the Company is acting as an agent and recognizes the revenue on a net basis once its agency obligation is complete. This is common for security software where updates are critical to the core functionality of the software. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a net basis. For additional information regarding the accounting for bundled arrangements, see “Revenue Recognition for Bundled Arrangements” below.
The Company sells cloud computing solutions which include Software as a Service (“SaaS”) and Infrastructure as a Service (“IaaS”). SaaS solutions, commonly referred to as subscription licenses, utilize third-party partners to offer the Company’s customers access to software in the cloud that enhances office productivity, provides security or assists in collaboration. IaaS solutions utilize third-party partners to enable customers to access data center functionality in a cloud-based solution, including storage, computing and networking. In these transactions, the Company is acting as an agent and recognizes revenue once its agency performance obligation is complete.
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
Revenue Recognition for Services
Revenues from the sale of services include professional services, hosted and managed services and vendor partner delivered services. Depending on the nature of the service, the Company may be acting as a principal or an agent.
The Company provides professional services, which include project managers and consultants recommending, designing and implementing IT solutions. The Company is primarily responsible for the fulfillment and acceptability of the professional services and has control on how to provide the requested services. As a result, professional services revenue is recognized on a gross basis either on a time and materials basis for variable contracts or proportionally as costs are incurred relative to the total estimated costs to complete for fixed fee contracts (i.e., an input method).
The Company provides hosted and managed services which primarily includes IT support services and data center services, such as managed and remote managed services, server co-location, internet connectivity and data backup and storage. Similar to professional services revenue, the Company is the principal in providing these services. Generally, hosted and managed services represent stand ready obligations and, therefore, the Company recognizes the revenue on a gross basis, ratably over the contractual term.
The Company may resell vendor partner delivered services. A common example is extended warranties, which are considered to be separate performance obligations from the underlying product. For vendor partner delivered services, the Company is arranging for such services to be provided by the vendor partner and, therefore, is acting as an agent and records revenue on a net basis at the point of sale.
Revenue Recognition for Bundled Arrangements
The Company often sells hardware, software and/or services as part of a bundled solution arrangement containing multiple performance obligations. For each deliverable that represents a distinct performance obligation, total arrangement consideration is allocated based upon the standalone selling prices of each performance obligation.

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
The Company excludes amounts collected on behalf of third parties, such as sales taxes, when determining the transaction price.
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
The Company has elected to use the practical expedient for its performance obligations table to include only those contracts that are longer than 12 months at the time of contract inception and those contracts that are non-cancelable. Additionally, for certain governmental contracts where there are annual renewals, the Company has excluded these contracts since there is only a one-year legal obligation. Contracts that are longer than 12 months in duration are primarily related to hosted and managed services. For additional information on performance obligations longer than 12 months, see Note 4 (Accounts Receivable and Contract Balances).
Sales Taxes
Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Consolidated Statements of Operations.
Advertising
Advertising costs are generally charged to expense in the period incurred and are presented in Selling and administrative expenses in the Consolidated Statements of Operations. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company generally classifies vendor

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
consideration as a reduction to Cost of sales. During the years ended December 31, 2023, 2022 and 2021, the Company had advertising costs of $215 million, $211 million and $199 million, respectively.
Equity-Based Compensation
The Company measures all equity-based payments using a fair-value-based method and records compensation expense over the requisite service period using the straight-line method in its Consolidated Financial Statements. The expense calculation includes estimated forfeiture rates, which have been developed based upon historical experience.
Interest Expense, net
Interest expense, net includes interest expense and interest income. Interest expense, net is recognized in the period incurred at the applicable interest rate in effect.
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
2.     Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the ASU will have on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses included in a segment’s profit or loss measure on an annual and interim basis. The ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities are required to apply the amendments on a retrospective basis. The Company is currently evaluating the impact the ASU will have on its disclosures.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs and information about the obligations that are outstanding at the end of the reporting period. This disclosure requirement is intended to provide information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity and cash flows. The ASU is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
beginning after December 15, 2023. The Company adopted the standard during the first quarter of 2023 with the exception of the rollforward requirement, which will be adopted during the first quarter of 2024. The adoption of the standard only resulted in new disclosures for amounts presented within Accounts payable - inventory financing and did not affect the Company's recognition, measurement or financial statement presentation of supplier finance program obligations on the Consolidated Financial Statements. For additional information on the new disclosures, see Note 7 (Inventory Financing Agreements).
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

	Year Ended December 31,
	2021	2020
Pro forma net sales	$22,793.0	$20,659.0
Pro forma net income	977.4	771.1
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
4.     Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	December 31,
	2023	2022
Accounts receivable, current(1)	$4,567.5	$4,461.3
Accounts receivable, noncurrent(2)	337.5	203.0
Total accounts receivable	$4,905.0	$4,664.3
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheets upon receipt of payment from the third-party financing company. During the years ended December 31, 2023 and 2022, the Company sold approximately $506 million and $539 million of accounts receivable, respectively.
The Company recognizes an allowance for credit losses at inception and reassesses quarterly on a pool basis based on expected collectability and forecasted macroeconomic conditions. The following table details the changes in the allowance for credit losses related to accounts receivable:

	As of December 31,
	2023	2022
Balance as of January 1	$25.7	$20.4
Increase to provision for credit losses	14.9	8.3
Write-offs charged against the allowance for credit losses	(14.5)	(6.0)
Other	2.7	3.0
Balance as of December 31	$28.8	$25.7
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table details information about the Company’s contract balances recognized on the Consolidated Balance Sheets:

	December 31,
	2023	2022
Contract assets(1)	$111.8	$242.1
Contract liabilities(2)(3)	527.4	525.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $40 million and $40 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.
(3)For the years ended December 31, 2023 and 2022, the Company recognized revenue of $329 million and $238 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For additional information regarding the Company’s performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of December 31, 2023 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$90.9	$52.4	$25.0	$5.8
5.     Property and Equipment
Property and equipment consist of the following:

		December 31,
	Useful Lives (Years)	2023	2022
Computer and data processing equipment	3 - 5	$204.7	$192.1
Building and leasehold improvements	5 - 25	125.3	149.5
Machinery and equipment	5 - 10	46.8	46.2
Computer software	3 - 5	35.7	34.6
Furniture and fixtures	5 - 10	23.5	30.5
Land	-*	28.1	27.7
Revenue generating assets	1 - 5	1.4	1.2
Construction in progress	-*	38.7	16.9
Property and equipment, gross		504.2	498.7
Less: Accumulated depreciation		(308.7)	(309.9)
Property and equipment, net		$195.5	$188.8
*Asset is not depreciated.
During 2023, 2022 and 2021, the Company recorded disposals of $56 million, $7 million and $20 million, respectively, to derecognize Property and equipment that were no longer in use.
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $52 million, $58 million and $42 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.     Goodwill and Other Intangible Assets
Goodwill
The changes in Goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2021(2)	$2,024.4	$266.1	$1,737.7	$354.7	$4,382.9
Sirius measurement period adjustment(3)	109.0	(35.9)	(78.9)	—	(5.8)
Foreign currency translation	—	—	—	(34.4)	(34.4)
Balances as of December 31, 2022(2)	2,133.4	230.2	1,658.8	320.3	4,342.7
Acquisition activity(4)	19.7	—	36.3	—	56.0
Foreign currency translation	—	—	—	14.7	14.7
Balances as of December 31, 2023(2)	$2,153.1	$230.2	$1,695.1	$335.0	$4,413.4
(1)Other is comprised of CDW UK and CDW Canada operating segments.
(2)Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively, recorded in 2008 and 2009.
(3)For additional information regarding the Sirius acquisition, see Note 3 (Acquisitions).
(4)Includes other immaterial acquisitions.
The Company performed a quantitative impairment assessment for all reporting units during the fourth quarter of 2023 and determined that the fair values of each reporting unit substantially exceeded their carrying values and, therefore, no impairment existed. The Company performed a qualitative impairment assessment for all reporting units during the fourth quarter of 2022 and concluded that it was more likely than not that the fair values of all reporting units exceeded their respective carrying values and, therefore, no impairment existed.
Other Intangible Assets
A summary of intangible assets is as follows:

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 - 14	$3,379.7	$(2,236.6)	$1,143.1
Trade name	1 - 20	446.1	(366.6)	79.5
Internally developed software	3 - 5	474.9	(330.6)	144.3
Other	1 - 10	4.3	(1.5)	2.8
Total		$4,305.0	$(2,935.3)	$1,369.7

December 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 - 14	$3,352.4	$(2,100.6)	$1,251.8
Trade name	1 - 20	446.1	(341.0)	105.1
Internally developed software	3 - 5	429.8	(297.6)	132.2
Other	1 - 10	2.5	(0.9)	1.6
Total		$4,230.8	$(2,740.1)	$1,490.7
During the years ended December 31, 2023, 2022 and 2021, the Company recorded disposals of $33 million, $8 million and $2 million, respectively, to derecognize intangible assets that were no longer in use.
During the years ended December 31, 2023, 2022 and 2021, the Company recorded amortization expense related to intangible assets of $219 million, $233 million and $149 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,	Estimated Future Amortization Expense
2024	$212.8
2025	197.2
2026	179.6
2027	152.3
2028	123.0
Thereafter	504.8
Total future amortization expense	$1,369.7
7.     Inventory Financing Agreements
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
The amounts outstanding under these agreements as of December 31, 2023 and December 31, 2022 were $431 million and $519 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 9 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 9 (Debt).
8.     Financial Instruments
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company may use derivative financial instruments to manage its exposure to interest rate risk. For additional information, see Note 9 (Debt).
During the year ended December 31, 2023, the Company executed interest rate collar agreements for a total notional value of $400 million. The terms of the agreements provide for a contractually specified interest rate cap and an interest rate floor based on a Secured Overnight Financing Rate (“SOFR”). The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party.
As of December 31, 2023, the interest rate collar agreements were classified within Long-term liabilities - Other liabilities on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of December 31, 2023, which mature on September 30, 2026. There were no outstanding derivative instruments as of December 31, 2022.
The fair value of the Company’s interest rate collar agreements is classified as Level 2 in the fair value hierarchy. The valuation of the interest rate collar agreements is derived using a discounted cash flow analysis on the expected cash receipts or cash disbursements that would occur if variable interest rates rise above or fall below the strike rates of the interest rate cap and interest rate floor, respectively. This analysis reflects the contractual terms of the interest rate collar agreements, including the period to maturity, and uses observable market-based inputs, including SOFR curves and implied volatilities. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the year ended December 31, 2023, the change in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net was not material.
9.     Debt

			As of December 31,
	Maturity Date	Interest Rate	2023	2022
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$72.5

Term Loans
Senior unsecured term loan facility	December 2026	Variable	634.5	784.5

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	575.0
Senior notes due 2025	May 2025	4.125%	600.0	600.0
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Total unsecured senior notes			4,975.0	4,975.0

Receivable financing liability			56.9	115.4
Other long-term obligations			6.9	11.6
Unamortized deferred financing fees			(28.4)	(36.3)
Current maturities of long-term debt			(613.1)	(56.3)
Total long-term debt			$5,031.8	$5,866.4
As of December 31, 2023, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. On June 7, 2023, the Revolving Loan Facility was amended to replace the London Interbank Offered Rate (“LIBOR”) with SOFR as the interest rate benchmark, which was effective for the first interest rate period beginning after July 1, 2023. Under the amended agreement, the interest rate is based on SOFR plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of December 31, 2023, the Company could have borrowed up to an additional $1.2 billion under the Revolving Loan Facility. As of December 31, 2023, the Revolving Loan Facility had $392 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate. On June 7, 2023, the Term Loan Facility was amended to replace LIBOR with SOFR as the interest rate benchmark, which was effective for the first interest rate period beginning after July 1, 2023. Under the amended agreement, the interest rate is based on SOFR plus a spread adjustment and a margin based on the Company’s senior unsecured rating. During the year ended

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
December 31, 2023, the Company prepaid $150 million on the Term Loan Facility without penalty. As a result of the prepayments made to date, no additional mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the years ended December 31, 2023 and 2022.
Total Debt Maturities
As of December 31, 2023, aggregate future maturities of debt, excluding unamortized deferred financing fees, are as follows for the years ending December 31:

Years	Debt Maturities
2024	$613.8
2025	623.9
2026	1,635.6
2027	—
2028	1,100.0
Thereafter	1,700.0
Total debt maturities	$5,673.3
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	December 31,
	2023	2022
Fair value	$5,348.2	$5,412.6
Carrying value	5,673.3	5,959.0
10.     Income Taxes
Income before income taxes was taxed under the following jurisdictions:

	Year Ended December 31,
	2023	2022	2021
Domestic	$1,298.1	$1,355.6	$1,186.7
Foreign	152.1	132.2	111.1
Total	$1,450.2	$1,487.8	$1,297.8

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$267.3	$281.8	$235.6
State	69.7	75.8	52.9
Foreign	41.6	33.9	27.4
Total current	378.6	391.5	315.9
Deferred:
Domestic	(29.3)	(15.0)	(8.7)
Foreign	(3.4)	(3.2)	2.0
Total deferred	(32.7)	(18.2)	(6.7)
Income tax expense	$345.9	$373.3	$309.2
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective tax rate was as follows:

	Year Ended December 31,
	2023		2022		2021
Statutory federal income tax rate	$304.5	21.0%	$312.4	21.0%	$272.5	21.0%
State taxes, net of federal effect	55.8	3.8	61.1	4.1	50.3	3.9
Excess tax benefit of equity awards	(29.6)	(2.0)	(12.0)	(0.8)	(30.1)	(2.3)
Tax on foreign earnings	8.5	0.6	3.0	0.2	1.7	0.1
Effect of tax law changes	—	—	—	—	4.8	0.4
Other	6.7	0.5	8.8	0.6	10.0	0.7
Effective tax rate	$345.9	23.9%	$373.3	25.1%	$309.2	23.8%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The tax effect of temporary differences that give rise to net deferred income tax liabilities is presented below.

	December 31,
	2023	2022
Deferred tax assets:
Contract liabilities	$38.4	$46.3
Equity compensation plans	34.5	31.3
Net operating loss and credit carryforwards, net	17.0	17.0
Payroll and benefits	17.2	24.3
Operating lease liabilities	45.6	48.5
Accounts receivable	20.1	18.1
Other	19.9	19.5
Total deferred tax assets	192.7	205.0

Deferred tax liabilities:
Acquisition-related intangibles	269.8	293.3
Property and equipment	22.4	38.1
Operating lease right-of-use assets	27.6	32.9
Other	26.7	27.1
Total deferred tax liabilities	346.5	391.4
Deferred tax asset valuation allowance	17.0	17.0
Net deferred tax liabilities	$170.8	$203.4
The Company has income tax net operating losses of $5 million that do not expire and international tax credit carryforwards of $16 million, which expire in 2027.
The Company is indefinitely reinvested in its UK business, and therefore did not provide for any US deferred taxes on the earnings of the UK business. The Company is not permanently reinvested in its Canadian business and therefore has recognized deferred tax liabilities of $6 million as of December 31, 2023 related to Canada withholding taxes on earnings of its Canadian business.
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
Changes in the Company’s unrecognized tax benefits as of December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Balance as of January 1	$18.7	$18.4	$18.3
Additions for current year and prior year	0.6	0.3	0.1
Balance as of December 31	$19.3	$18.7	$18.4
As of December 31, 2023, the Company had $19 million of unrecognized tax benefits that, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net income. The impact of recognizing these tax benefits, net of the federal income tax benefit related to unrecognized state income tax benefits, would be approximately $16 million.
11.     Leases
The Company has operating leases primarily for real estate, data centers and equipment. Remaining lease terms are up to 12 years.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Consolidated Balance Sheets information related to the Company’s operating leases is as follows:

		December 31,
Lease	Balance Sheet Presentation	2023	2022
Operating lease right-of-use asset	Operating lease right-of-use assets	$128.8	$149.2

Current operating lease liabilities	Accrued expenses and other current liabilities - Other	$34.0	$31.9
Long-term operating lease liabilities	Long-term liabilities - Operating lease liabilities	164.0	175.2
Total lease liabilities		$198.0	$207.1

		December 31,
Lease term and discount rate		2023	2022
Weighted average remaining lease term (years)		8.0	8.4
Weighted average discount rate		4.03%	3.86%
Operating lease expense for the years ended December 31, 2023, 2022 and 2021 was $62 million, $62 million and $50 million, respectively. During the year ended December 31, 2023, the Company initiated workplace optimization activities, which included the reduction of its real estate portfolio. As a result of the workplace optimization, the Company recognized an impairment charge of $13 million during the year ended December 31, 2023, which is presented in Selling and administrative expenses in the Consolidated Statements of Operations.
Maturities of operating lease liabilities are as follows:

December 31, 2023
2024	$41.4
2025	37.9
2026	31.3
2027	23.8
2028	19.0
Thereafter	84.4
Total lease payments	$237.8
Less: Interest	(36.4)
Less: Lease Incentives(1)	(3.4)
Present value of lease liabilities	$198.0
(1)Includes lease incentives that will be realized in 2024.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41.7	$42.8	$35.9
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$24.6	$43.6	$49.8
12.     Stockholders’ Equity
Share Repurchase Program
The Company has a share repurchase program under which it may repurchase shares of its common stock from time to time in privately negotiated transactions, open market purchases or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
factors including but not limited to share price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and the program may be modified, suspended or discontinued at any time.
During 2023, the Company repurchased 2.6 million shares of its common stock for $500 million under the share repurchase program. As of December 31, 2023, the Company has $338 million remaining under the program. On February 7, 2024, the Company announced that its Board of Directors authorized a $750 million increase to the share repurchase program, which was incremental to the amount remaining under the $750 million authorization announced on February 8, 2023.
13.     Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2023	2022	2021
Equity-based compensation expense	$93.7	$91.1	$72.6
Income tax benefit(1)	(17.3)	(15.5)	(12.2)
Equity-based compensation expense, net of tax	$76.4	$75.6	$60.4
(1)Represents equity-based compensation tax expense at the statutory tax rates. Excess tax benefits associated with equity awards are excluded from this disclosure and separately disclosed in Note 10 (Income Taxes).
The total unrecognized compensation cost related to non-vested awards was $92 million as of December 31, 2023 and is expected to be recognized over a weighted-average period of 1.8 years.
Long-Term Incentive Plan
During May 2021, the Company adopted the 2021 Long-Term Incentive Plan (“2021 LTIP”), which replaced the former 2013 Long-Term Incentive Plan in connection with the issuance of new equity awards (“2013 LTIP” and, together with the 2021 LTIP, the “LTIPs”). The 2021 LTIP provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 LTIP is 22.1 million shares. As of December 31, 2023, 6.7 million shares were available for issuance under the 2021 LTIP. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The weighted-average assumptions used to value the stock options granted were as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value	$64.77	$43.20	$40.83
Expected volatility (1)	29.94%	27.50%	30.00%
Risk-free rate (2)	3.80%	1.94%	0.93%
Expected dividend yield	1.24%	1.17%	1.03%
Expected term (in years) (3)	5.5	6.0	5.6
(1)Based on a weighting of the historical volatility and implied volatility.
(2)Based on a composite US Treasury rate.
(3)Based on contractual term length and on historical experience of both exercised and unexercised options.
Stock option activity for the year ended December 31, 2023 was as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	3,499,301	$104.23
Granted	460,767	212.08
Forfeited/Expired	(54,584)	179.15
Exercised(1)	(714,538)	69.06
Outstanding at December 31, 2023	3,190,946	126.40	5.96	$322.0

Vested and exercisable at December 31, 2023	2,185,919	$99.35	4.97	$279.7
Expected to vest after December 31, 2023	993,307	$185.15	8.11	$41.9
(1)The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $97 million, $40 million and $117 million, respectively.
Restricted Stock Units (“RSUs”)
Restricted stock units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. RSUs granted under the LTIPs vest either ratably over three years or cliff-vest at the end of three years. The fair value of RSUs is equal to the closing price of the Company’s common stock on date of grant.
RSU activity for the year ended December 31, 2023 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023	432,060	$166.92
Granted (1)	172,048	189.30
Vested (2)	(175,795)	154.02
Forfeited	(29,700)	172.49
Non-vested at December 31, 2023	398,613	181.85
(1)The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $189.30, $169.11 and $172.96, respectively.
(2)The aggregate fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $27 million, $16 million and $2 million, respectively.
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
PSU activity for the year ended December 31, 2023 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023	444,233	$165.11
Granted (1)	147,425	210.30
Attainment adjustment (2)	109,462	95.17
Vested (3)	(275,334)	125.60
Forfeited	(30,904)	182.82
Non-vested at December 31, 2023	394,882	188.76
(1)The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2023, 2022 and 2021 was $210.30, $176.14 and $154.37, respectively.
(2)During the year ended December 31, 2023, the PSUs that vested at December 31, 2022 were adjusted to reflect final attainment.
(3)The aggregate fair value of PSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $35 million, $28 million and $28 million, respectively.
14.     Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Year Ended December 31,
	2023	2022	2021
Basic weighted-average shares outstanding	134.6	135.2	138.5
Effect of dilutive securities (1)	1.7	1.8	2.0
Diluted weighted-average shares outstanding (2)	136.3	137.0	140.5
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan (“CSPP”) units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2023, 2022 and 2021, respectively. Inclusion of these common shares in diluted weighted average shares outstanding would have had an anti-dilutive effect.
15.     Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit-sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the US. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2023, 2022 and 2021, the amounts expensed for these plans were $20 million, $43 million and $46 million, respectively.
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
As of December 31, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
A subsidiary of the Company received a Civil Investigative Demand dated September 20, 2021 from the US Department of Justice (“DOJ”) in connection with a False Claims Act investigation. The DOJ requested information related to teaming agreements with OEMs, and the Company is cooperating with the DOJ.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Selected Segment Financial Information
Information about the Company’s segments for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
2023:
Net sales	$8,960.8	$1,556.0	$8,305.7	$2,553.5	$—	$21,376.0
Operating income (loss)	846.8	177.3	735.0	142.1	(220.3)	1,680.9
Depreciation and amortization expense	(82.1)	(4.7)	(58.4)	(30.1)	(95.4)	(270.7)

2022:
Net sales	$10,350.1	$1,938.9	$8,551.3	$2,908.4	$—	$23,748.7
Operating income (loss)	931.7	186.8	681.7	130.7	(195.7)	1,735.2
Depreciation and amortization expense	(98.0)	(6.4)	(67.9)	(31.9)	(86.4)	(290.6)

2021:
Net sales	$8,179.7	$1,870.1	$8,183.6	$2,587.4	$—	$20,820.8
Operating income (loss)	697.3	167.7	606.7	115.8	(168.5)	1,419.0
Depreciation and amortization expense	(22.9)	(4.1)	(57.2)	(34.4)	(72.6)	(191.2)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
    Geographic Areas and Revenue Mix

	Year Ended December 31, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$8,894.5	$1,534.5	$8,299.4	$26.5	$18,754.9
Rest of World	66.3	21.5	6.3	2,527.0	2,621.1
Total Net sales	$8,960.8	$1,556.0	$8,305.7	$2,553.5	$21,376.0

Major Product and Services
Hardware	$6,216.9	$1,242.3	$6,460.4	$1,783.0	$15,702.6
Software	1,772.3	232.8	1,295.4	498.8	3,799.3
Services	909.1	62.6	531.5	258.1	1,761.3
Other(2)	62.5	18.3	18.4	13.6	112.8
Total Net sales	$8,960.8	$1,556.0	$8,305.7	$2,553.5	$21,376.0

Sales by Channel
Corporate	$8,960.8	$—	$—	$—	$8,960.8
Small Business	—	1,556.0	—	—	1,556.0
Government	—	—	2,669.1	—	2,669.1
Education	—	—	3,298.3	—	3,298.3
Healthcare	—	—	2,338.3	—	2,338.3
Other	—	—	—	2,553.5	2,553.5
Total Net sales	$8,960.8	$1,556.0	$8,305.7	$2,553.5	$21,376.0

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$7,515.7	$1,374.1	$7,411.1	$2,212.0	$18,512.9
Transferred at a point in time where CDW is agent	778.0	145.3	480.6	117.9	1,521.8
Transferred over time where CDW is principal	667.1	36.6	414.0	223.6	1,341.3
Total Net sales	$8,960.8	$1,556.0	$8,305.7	$2,553.5	$21,376.0
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Year Ended December 31, 2022
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$10,321.2	$1,934.8	$8,550.8	$21.8	$20,828.6
Rest of World	28.9	4.1	0.5	2,886.6	2,920.1
Total Net sales	$10,350.1	$1,938.9	$8,551.3	$2,908.4	$23,748.7

Major Product and Services
Hardware	$7,561.0	$1,610.7	$6,763.9	$2,155.4	$18,091.0
Software	1,781.5	232.9	1,196.9	473.6	3,684.9
Services	929.3	73.8	570.7	268.2	1,842.0
Other(2)	78.3	21.5	19.8	11.2	130.8
Total Net sales	$10,350.1	$1,938.9	$8,551.3	$2,908.4	$23,748.7

Sales by Channel
Corporate	$10,350.1	$—	$—	$—	$10,350.1
Small Business	—	1,938.9	—	—	1,938.9
Government	—	—	2,574.3	—	2,574.3
Education	—	—	3,621.4	—	3,621.4
Healthcare	—	—	2,355.6	—	2,355.6
Other	—	—	—	2,908.4	2,908.4
Total Net sales	$10,350.1	$1,938.9	$8,551.3	$2,908.4	$23,748.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$8,971.4	$1,751.1	$7,717.1	$2,576.5	$21,016.1
Transferred at a point in time where CDW is agent	749.3	140.1	426.9	97.7	1,414.0
Transferred over time where CDW is principal	629.4	47.7	407.3	234.2	1,318.6
Total Net sales	$10,350.1	$1,938.9	$8,551.3	$2,908.4	$23,748.7
(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.
(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Year Ended December 31, 2021
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$8,165.4	$1,870.1	$8,183.6	$19.7	$18,238.8
Rest of World	14.3	—	—	2,567.7	2,582.0
Total Net sales	$8,179.7	$1,870.1	$8,183.6	$2,587.4	$20,820.8

Major Product and Services
Hardware	$6,427.9	$1,587.9	$6,827.1	$1,926.7	$16,769.6
Software	1,172.4	211.0	1,017.3	401.7	2,802.4
Services	510.1	49.1	321.5	245.4	1,126.1
Other(2)	69.3	22.1	17.7	13.6	122.7
Total Net sales	$8,179.7	$1,870.1	$8,183.6	$2,587.4	$20,820.8

Sales by Channel
Corporate	$8,179.7	$—	$—	$—	$8,179.7
Small Business	—	1,870.1	—	—	1,870.1
Government	—	—	2,155.6	—	2,155.6
Education	—	—	4,108.7	—	4,108.7
Healthcare	—	—	1,919.3	—	1,919.3
Other	—	—	—	2,587.4	2,587.4
Total Net sales	$8,179.7	$1,870.1	$8,183.6	$2,587.4	$20,820.8

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$7,332.3	$1,734.7	$7,634.3	$2,288.7	$18,990.0
Transferred at a point in time where CDW is agent	517.5	112.3	336.6	83.2	1,049.6
Transferred over time where CDW is principal	329.9	23.1	212.7	215.5	781.2
Total Net sales	$8,179.7	$1,870.1	$8,183.6	$2,587.4	$20,820.8
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the years ended December 31, 2023, 2022 and 2021. Categories are based upon internal classifications.

	Year Ended December 31,
	2023		2022		2021
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$4,690.5	21.9%	$6,179.7	26.0%	$6,659.4	32.0%
Netcomm Products	3,185.4	14.9	2,729.7	11.5	1,950.9	9.4
Collaboration(3)	1,909.7	8.9	2,394.8	10.1	2,218.8	10.7
Data Storage and Servers(3)	2,240.7	10.5	2,479.0	10.4	2,044.9	9.8
Desktops	1,069.1	5.0	1,284.9	5.4	1,203.6	5.8
Other Hardware(3)	2,607.2	12.3	3,022.9	12.7	2,692.0	12.9
Total Hardware	15,702.6	73.5	18,091.0	76.1	16,769.6	80.6

Software(1)	3,799.3	17.8	3,684.9	15.5	2,802.4	13.5
Services(1)	1,761.3	8.2	1,842.0	7.8	1,126.1	5.4
Other(2)	112.8	0.5	130.8	0.6	122.7	0.5
Total Net sales	$21,376.0	100.0%	$23,748.7	100.0%	$20,820.8	100.0%
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
Based on its assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation
Opinion on Internal Control Over Financial Reporting
We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CDW Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2024

Item 9B. Other Information
On August 7, 2023, Christine Leahy, Chair, President, and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. This plan provides for the exercise of stock options and sale of up to an aggregate of 51,437 underlying shares of common stock of the Company during the period from November 15, 2023 through April 30, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted The CDW Way Code, our code of business conduct and ethics, that is applicable to all of our coworkers, including officers, and directors. A copy of The CDW Way Code is available on our website at www.cdw.com. We intend to disclose any substantive amendments to, or waivers from, The CDW Way Code by posting such information on our website or by filing a Form 8-K, in each case to the extent such disclosure is required by the rules of the SEC or Nasdaq.
See Part I - “Information about our Executive Officers” for the biographical information of our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders on May 21, 2024 (“2024 Proxy Statement”), which we will file with the SEC on or before April 30, 2024.
Item 11. Executive Compensation
Information required under this Item 11 is incorporated herein by reference to the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item 12 is incorporated herein by reference to the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required under this Item 13 is incorporated herein by reference to the 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required under this Item 14 is incorporated herein by reference to the 2024 Proxy Statement.

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

3.1
Seventh Amended and Restated Certificate of Incorporation of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 8-K filed on May 22, 2023 and incorporated herein by reference.

3.2	Amended and Restated By-Laws of CDW Corporation, previously filed as Exhibit 3.2 with CDW Corporation’s Form 8-K filed on May 22, 2023 and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.4	Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.5	Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.6	Amended and Restated By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 10-Q filed on May 8, 2015 and incorporated herein by reference.

3.7	Articles of Organization of CDW Technologies LLC, previously filed as Exhibit 3.7 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.8	Operating Agreement of CDW Technologies LLC, previously filed as Exhibit 3.8 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

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

3.16	Amended and Restated Operating Agreement of Amplified IT LLC, previously filed as Exhibit 3.1 with CDW Corporation’s Form 10-Q filed on November 1, 2023 and incorporated herein by reference.

3.17	Certificate of Conversion of SCS Holdings I LLC, previously filed as Exhibit 3.17 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

3.18	Limited Liability Company Agreement of SCS Holdings I LLC, previously filed as Exhibit 3.18 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

3.19	Certificate of Conversion of Sirius Computer Solutions, LLC, previously filed as Exhibit 3.19 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

3.20	Limited Liability Company Agreement of Sirius Computer Solutions, LLC, previously filed as Exhibit 3.20 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

3.21	Articles of Conversion of Sirius Federal, LLC, previously filed as Exhibit 3.21 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

3.22	Articles of Amendment of Sirius Federal, LLC, previously filed as Exhibit 3.22 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

3.23
Amended and Restated Limited Liability Company Agreement of Sirius Federal, LLC, previously filed as Exhibit 3.23 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

3.24
Certificate of Formation of Sirius Computer Solutions Financial Services, LLC, previously filed as Exhibit 3.24 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

3.25
Second Amended and Restated Limited Liability Company Agreement of Sirius Computer Solutions Financial Services, LLC, previously filed as Exhibit 3.25 with CDW Corporation’s Form S-3 filed on August 2, 2023 and incorporated herein by reference.

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

Exhibit Number	Description
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

4.6
Fourth Supplemental Indenture, dated as of September 26, 2019, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on September 26, 2019 and incorporated herein by reference.

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

Exhibit Number	Description
10.3
Amendment No. 1 to Credit Agreement, dated as of June 7, 2023, by and among CDW LLC, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, previously filed as Exhibit 10.1 to CDW Corporation’s Form 10-Q filed on August 2, 2023 and incorporated herein by reference.

10.4
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

10.5
Amendment No. 1 to Revolving Credit Agreement, dated as of June 7, 2023, by and among CDW LLC, CDW Finance Holdings Limited, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, previously filed as Exhibit 10.2 to CDW Corporation’s Form 10-Q filed on August 2, 2023 and incorporated herein by reference.

10.6§	Form of Compensation Protection Agreement, previously filed as Exhibit 10.4 with CDW Corporation’s Form 10-K filed on February 24, 2023 and incorporated herein by reference.

10.7§
Letter Agreement, dated as of September 13, 2011, by and between CDW Direct, LLC and Christina M. Corley, previously filed as Exhibit 10.31 with CDW Corporation’s Form 10-K filed on March 9, 2012 and incorporated herein by reference.

10.8§
Form of Indemnification Agreement by and between CDW Corporation and its directors and executive officers, previously filed as Exhibit 10.32 with CDW Corporation’s Amendment No. 2 to Form S-1 filed on June 14, 2013 and incorporated herein by reference.

10.9§
CDW Corporation Senior Management Incentive Plan, as Amended and Restated Effective January 1, 2020, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on August 5, 2020 and incorporated herein by reference.

10.10§	CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 19, 2016 and incorporated herein by reference.

10.11§	CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 19, 2021 and incorporated herein by reference.

10.12§
CDW Corporation Coworker Stock Purchase Plan (As Amended and Restated, Effective May 20, 2021), previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on August 4, 2021 and incorporated herein by reference.

10.13§
Form of Stock Option Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with CDW Corporation’s Form 10-K filed on March 1, 2017 and incorporated herein by reference.

10.14§
Form of Stock Option Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted prior to February 15, 2023, previously filed as Exhibit 10.14 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

10.15§
Form of Stock Option Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023, previously filed as Exhibit 10.13 with CDW Corporation’s Form 10-K filed on February 24, 2023 and incorporated herein by reference.

10.16§
Form of Performance Share Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on May 5, 2021 and incorporated herein by reference.

10.17§
Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted prior to February 15, 2023, previously filed as Exhibit 10.17 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

10.18§
Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023, previously filed as Exhibit 10.16 with CDW Corporation’s Form 10-K filed on February 24, 2023 and incorporated herein by reference.

Exhibit Number	Description

10.19§
Form of Restricted Stock Unit Award Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan for awards granted prior to February 15, 2023, previously filed as Exhibit 10.20 with CDW Corporation’s Form 10-K filed on February 28, 2020 and incorporated herein by reference.

10.20§
Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted prior to February 15, 2023, previously filed as Exhibit 10.19 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

10.21§
Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023, previously filed as Exhibit 10.19 with CDW Corporation’s Form 10-K filed on February 24, 2023 and incorporated herein by reference.

10.22§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.20 with CDW Corporation’s Form 10-K filed on February 24, 2023 and incorporated herein by reference.

10.23§
Form of Lead Independent Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on May 3, 2023 and incorporated herein by reference.

10.24§	CDW LLC Nonqualified Deferred Compensation Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on August 4, 2021 and incorporated herein by reference.

10.25§	First Amendment to the CDW LLC Nonqualified Deferred Compensation Plan, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on May 3, 2023 and incorporated herein by reference.

10.26§	CDW Director Deferred Compensation Plan, previously filed as Exhibit 10.23 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

21.1*	List of subsidiaries.

22.1*	List of Issuer and Guarantor subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

97.1§*	CDW Corporation Restatement Disgorgement Policy

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CDW CORPORATION

Date:	February 26, 2024	By:	/s/ Christine A. Leahy
Christine A. Leahy
Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christine A. Leahy	Chair, President and Chief Executive Officer (principal executive officer) and Director	February 26, 2024
Christine A. Leahy

/s/ Albert J. Miralles	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2024
Albert J. Miralles

/s/ Peter R. Locy	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 26, 2024
Peter R. Locy

/s/ Virginia C. Addicott	Director	February 26, 2024
Virginia C. Addicott

/s/ James A. Bell	Director	February 26, 2024
James A. Bell

/s/ Lynda M. Clarizio	Director	February 26, 2024
Lynda M. Clarizio

/s/ Anthony R. Foxx	Director	February 26, 2024
Anthony R. Foxx

/s/ Kelly J. Grier	Director	February 26, 2024
Kelly J. Grier

/s/ Marc E. Jones	Director	February 26, 2024
Marc E. Jones

/s/ Sanjay Mehrotra	Director	February 26, 2024
Sanjay Mehrotra

/s/ David W. Nelms	Director	February 26, 2024
David W. Nelms

/s/ Joseph R. Swedish	Director	February 26, 2024
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 26, 2024
Donna F. Zarcone