Form 10-Q
period 2024-03-31
CDW Corp
filed 2024-05-01
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number: 001-35985

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of April 26, 2024, there were 134,397,680 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$803.8	$588.7
Accounts receivable, net of allowance for credit losses of $30.2 and $28.8, respectively	4,310.4	4,567.5
Merchandise inventory	670.8	668.1
Miscellaneous receivables	482.2	470.5
Prepaid expenses and other	366.6	410.2
Total current assets	6,633.8	6,705.0
Operating lease right-of-use assets	135.1	128.8
Property and equipment, net	190.2	195.5
Goodwill	4,409.8	4,413.4
Other intangible assets, net	1,331.2	1,369.7
Other assets	492.7	472.2
Total Assets	$13,192.8	$13,284.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$2,741.1	$2,881.0
Accounts payable-inventory financing	384.8	430.9
Current maturities of long-term debt	604.7	613.1
Contract liabilities	469.5	487.4
Accrued expenses and other current liabilities:
Compensation	250.7	303.0
Advertising	136.0	119.9
Sales and income taxes	110.1	52.4
Other	564.1	554.3
Total current liabilities	5,261.0	5,442.0
Long-term liabilities:
Debt	5,027.6	5,031.8
Deferred income taxes	161.7	171.4
Operating lease liabilities	167.5	164.0
Other liabilities	436.3	432.9
Total long-term liabilities	5,793.1	5,800.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 134.4 and 134.1 shares outstanding, respectively	1.3	1.3
Paid-in capital	3,745.0	3,691.3
Accumulated deficit	(1,474.2)	(1,525.5)
Accumulated other comprehensive loss	(133.4)	(124.6)
Total stockholders’ equity	2,138.7	2,042.5
Total Liabilities and Stockholders’ Equity	$13,192.8	$13,284.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per-share amounts) (unaudited)
	Three Months Ended March 31,
	2024	2023
Net sales	$4,872.7	$5,103.1
Cost of sales	3,809.4	4,013.7
Gross profit	1,063.3	1,089.4
Selling and administrative expenses	735.3	734.1
Operating income	328.0	355.3
Interest expense, net	(51.3)	(57.7)
Other expense, net	(0.1)	(1.3)
Income before income taxes	276.6	296.3
Income tax expense	(60.5)	(66.2)
Net income	$216.1	$230.1

Net income per common share:
Basic	$1.61	$1.70
Diluted	$1.59	$1.68

Weighted-average common shares outstanding:
Basic	134.4	135.6
Diluted	136.0	137.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2024	2023
Net income	$216.1	$230.1
Other comprehensive income (loss), net of tax:
Unrealized gain from cash flow hedge	1.8	—
Foreign currency translation adjustments	(10.6)	9.6
Other comprehensive (loss) income	(8.8)	9.6
Comprehensive income	$207.3	$239.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$216.1	$230.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.3	70.7
Equity-based compensation expense	19.4	20.8
Deferred income taxes	(10.0)	(10.9)
Provision for credit losses	4.2	6.2
Other	1.5	3.4
Changes in assets and liabilities:
Accounts receivable	253.5	208.9
Merchandise inventory	(3.7)	22.0
Other assets	(46.0)	102.5
Accounts payable-trade	(138.9)	(248.7)
Other liabilities	76.6	(39.6)
Net cash provided by operating activities	440.0	365.4
Cash flows from investing activities:
Capital expenditures	(29.5)	(31.7)
Acquisitions of businesses, net of cash acquired	(0.2)	(22.5)
Net cash used in investing activities	(29.7)	(54.2)
Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	—	(49.1)
Repayments of long-term debt	—	(50.0)
Repayments of receivable financing liability	(13.9)	(31.5)
Net change in accounts payable-inventory financing	(46.1)	77.6
Repurchases of common stock	(52.1)	(200.0)
Proceeds from stock option exercises	28.9	12.8
Payment of incentive compensation plan withholding taxes	(29.9)	(31.6)
Dividend payments	(83.3)	(79.9)
Other	3.8	3.5
Net cash used in financing activities	(192.6)	(348.2)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	1.2
Net increase (decrease) in cash and cash equivalents	215.1	(35.8)
Cash and cash equivalents—beginning of period	588.7	315.2
Cash and cash equivalents—end of period	$803.8	$279.4
Supplementary disclosure of cash flow information:
Interest paid	$(22.5)	$(24.9)
Income taxes paid, net	$(16.8)	$(21.5)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	134.1	$1.3	$3,691.3	$(1,525.5)	$(124.6)	$2,042.5
Net income	—	—	—	216.1	—	216.1
Equity-based compensation expense	—	—	19.4	—	—	19.4
Stock option exercises	0.5	—	28.9	—	—	28.9
Coworker Stock Purchase Plan	—	—	4.9	—	—	4.9
Repurchases of common stock	(0.2)	—	—	(52.1)	—	(52.1)
Dividends paid ($0.62 per share)	—	—	0.5	(83.8)	—	(83.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(29.9)	—	(29.9)
Unrealized gain from hedge accounting	—	—	—	—	1.8	1.8
Foreign currency translation and other	—	—	—	1.0	(10.6)	(9.6)
Balance as of March 31, 2024	134.4	$1.3	$3,745.0	$(1,474.2)	$(133.4)	$2,138.7

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	135.5	$1.4	$3,518.1	$(1,763.8)	$(152.4)	$1,603.3
Net income	—	—	—	230.1	—	230.1
Equity-based compensation expense	—	—	20.8	—	—	20.8
Stock option exercises	0.5	—	12.8	—	—	12.8
Coworker Stock Purchase Plan	—	—	5.0	—	—	5.0
Repurchases of common stock	(1.0)	—	—	(200.0)	—	(200.0)
Dividends paid ($0.59 per share)	—	—	0.6	(80.5)	—	(79.9)
Incentive compensation plan stock withheld for taxes	—	—	—	(31.6)	—	(31.6)
Foreign currency translation and other	—	—	—	(1.2)	9.6	8.4
Balance as of March 31, 2023	135.0	$1.4	$3,557.3	$(1,847.0)	$(142.8)	$1,568.9

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “December 31, 2023 Consolidated Financial Statements”). The significant accounting policies and estimates used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2023 Consolidated Financial Statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Parent and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.
2.    Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact this ASU will have on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses included in a segment’s profit or loss measure on an annual and interim basis. The ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
periods within fiscal years beginning after December 15, 2024. Entities are required to apply the amendments on a retrospective basis. The Company is currently evaluating the impact this ASU will have on its disclosures.
3.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Accounts receivable, current(1)	$4,310.4	$4,567.5
Accounts receivable, noncurrent(2)	405.1	337.5
Total accounts receivable	$4,715.5	$4,905.0
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of payment from the third-party financing company. During the three months ended March 31, 2024 and 2023, the Company sold approximately $93 million and $124 million of accounts receivable, respectively.
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

	March 31, 2024	December 31, 2023
Contract assets(1)	$95.5	$111.8
Contract liabilities(2)(3)	507.6	527.4
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $38 million and $40 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.
(3)During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $175 million and $190 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of March 31, 2024 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$98.6	$56.3	$28.4	$8.3
4.    Inventory Financing Agreements
The Company has entered into agreements with financial institutions to facilitate the purchase of inventory from designated suppliers under certain terms and conditions to enhance liquidity. Under these agreements, the Company receives extended payment terms and agrees to pay the financial institutions a stated amount of confirmed invoices

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
from its designated suppliers. The Company does not incur any interest or other incremental expenses associated with these agreements as balances are paid when they are due. Additionally, the Company has no involvement in establishing the terms or conditions of the arrangements between its suppliers and the financial institutions.
The amounts outstanding under these agreements as of March 31, 2024 and December 31, 2023 were $385 million and $431 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 6 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 6 (Debt).
5.    Financial Instruments
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company may use derivative financial instruments to manage its exposure to interest rate risk. For additional information, see Note 6 (Debt).
The Company has interest rate collar agreements that provide for a contractually specified interest rate cap and an interest rate floor based on a Secured Overnight Financing Rate (“SOFR”). The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed during the three months ended March 31, 2024.
As of March 31, 2024 and December 31, 2023, the interest rate collar agreements were classified within Long-term liabilities - Other liabilities on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of March 31, 2024 and December 31, 2023, and these agreements mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three months ended March 31, 2024 and 2023, the change in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net was not material.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.    Debt

			March 31, 2024	December 31, 2023
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2026	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	575.0
Senior notes due 2025	May 2025	4.125%	600.0	600.0
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Total unsecured senior notes			4,975.0	4,975.0

Receivable financing liability			43.3	56.9
Other long-term obligations			5.9	6.9
Unamortized deferred financing fees			(26.4)	(28.4)
Current maturities of long-term debt			(604.7)	(613.1)
Total long-term debt			$5,027.6	$5,031.8
As of March 31, 2024, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on SOFR plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of March 31, 2024, the Company could have borrowed up to an additional $1.3 billion under the Revolving Loan Facility. As of March 31, 2024, the Revolving Loan Facility had $348 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate. The interest rate is based on SOFR plus a spread adjustment and a margin based on the Company’s senior unsecured rating. No mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the three months ended March 31, 2024.
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	March 31, 2024	December 31, 2023
Fair value	$5,320.4	$5,348.2
Carrying value	5,658.7	5,673.3
7.    Income Taxes
Income tax expense was $61 million and $66 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 21.9% and 22.3% for the three months ended March 31, 2024 and 2023, respectively.
The effective tax rate for both the three months ended March 31, 2024 and March 31, 2023 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
8.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2024	2023
Basic weighted-average shares outstanding	134.4	135.6
Effect of dilutive securities(1)	1.6	1.7
Diluted weighted-average shares outstanding(2)	136.0	137.3
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2024 and 2023. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.
9.    Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort and other litigation matters. The Company is also subject to audit by federal, state, international, national, provincial and local authorities, and by various partners, group purchasing organizations and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the US bankruptcy laws or similar laws of the jurisdictions for the Company’s business activities outside of the US. In such cases, certain pre-

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
As of March 31, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
A subsidiary of the Company received a Civil Investigative Demand dated September 20, 2021 from the US Department of Justice (“DOJ”) in connection with a False Claims Act investigation. The DOJ requested information related to teaming agreements with original equipment manufacturers, and the Company is cooperating with the DOJ.
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
Information about the Company’s segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2024
Net sales	$2,135.9	$380.9	$1,724.7	$631.2	$—	$4,872.7
Operating income (loss)	178.0	46.5	126.0	25.3	(47.8)	328.0
Depreciation and amortization expense	(19.8)	(1.0)	(13.4)	(7.1)	(26.0)	(67.3)

Three Months Ended March 31, 2023
Net sales	$2,203.7	$411.4	$1,812.8	$675.2	$—	$5,103.1
Operating income (loss)	193.3	41.5	127.5	36.5	(43.5)	355.3
Depreciation and amortization expense	(22.8)	(1.3)	(16.2)	(7.8)	(22.6)	(70.7)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2024
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,115.9	$376.0	$1,722.8	$5.9	$4,220.6
Rest of World	20.0	4.9	1.9	625.3	652.1
Total Net sales	$2,135.9	$380.9	$1,724.7	$631.2	$4,872.7

Major Product and Services
Hardware	$1,465.6	$300.0	$1,316.4	$464.1	$3,546.1
Software	437.5	59.9	276.9	100.1	874.4
Services	218.0	16.6	127.0	64.2	425.8
Other(2)	14.8	4.4	4.4	2.8	26.4
Total Net sales	$2,135.9	$380.9	$1,724.7	$631.2	$4,872.7

Sales by Channel
Corporate	$2,135.9	$—	$—	$—	$2,135.9
Small Business	—	380.9	—	—	380.9
Government	—	—	543.3	—	543.3
Education	—	—	596.8	—	596.8
Healthcare	—	—	584.6	—	584.6
Other	—	—	—	631.2	631.2
Total Net sales	$2,135.9	$380.9	$1,724.7	$631.2	$4,872.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$1,779.3	$331.7	$1,515.7	$542.1	$4,168.8
Transferred at a point in time where CDW is agent	194.8	39.1	108.2	31.2	373.3
Transferred over time where CDW is principal	161.8	10.1	100.8	57.9	330.6
Total Net sales	$2,135.9	$380.9	$1,724.7	$631.2	$4,872.7

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended March 31, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,199.2	$409.6	$1,812.6	$8.5	$4,429.9
Rest of World	4.5	1.8	0.2	666.7	673.2
Total Net sales	$2,203.7	$411.4	$1,812.8	$675.2	$5,103.1

Major Product and Services
Hardware	$1,519.4	$334.7	$1,362.5	$471.6	$3,688.2
Software	453.0	56.2	301.5	134.0	944.7
Services	215.5	15.7	144.4	66.5	442.1
Other(2)	15.8	4.8	4.4	3.1	28.1
Total Net sales	$2,203.7	$411.4	$1,812.8	$675.2	$5,103.1

Sales by Channel
Corporate	$2,203.7	$—	$—	$—	$2,203.7
Small Business	—	411.4	—	—	411.4
Government	—	—	551.5	—	551.5
Education	—	—	665.7	—	665.7
Healthcare	—	—	595.6	—	595.6
Other	—	—	—	675.2	675.2
Total Net sales	$2,203.7	$411.4	$1,812.8	$675.2	$5,103.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$1,861.4	$365.3	$1,608.6	$590.5	$4,425.8
Transferred at a point in time where CDW is agent	185.4	36.8	101.5	28.4	352.1
Transferred over time where CDW is principal	156.9	9.3	102.7	56.3	325.2
Total Net sales	$2,203.7	$411.4	$1,812.8	$675.2	$5,103.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three months ended March 31, 2024 and 2023. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2024		2023
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,141.3	23.4%	$1,064.6	20.9%
Netcomm Products	569.9	11.7	744.5	14.6
Collaboration	415.3	8.5	476.0	9.3
Data Storage and Servers	540.6	11.1	541.9	10.6
Desktops	258.4	5.3	257.9	5.1
Other Hardware	620.6	12.8	603.3	11.8
Total Hardware	3,546.1	72.8	3,688.2	72.3

Software(1)	874.4	17.9	944.7	18.5
Services(1)	425.8	8.7	442.1	8.7
Other(2)	26.4	0.6	28.1	0.5
Total Net sales	$4,872.7	100.0%	$5,103.1	100.0%
(1)Certain software and services revenues are recorded on a net basis as the Company is acting as an agent in the transaction. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
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
We are vendor, technology and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,900 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers, software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness and ability to spend on information technology. Macroeconomic uncertainty persists as a result of the current inflationary environment and corresponding heightened levels of interest rates driven by monetary policy. The uncertainty in the current economic environment resulted in, and may continue to result in, a delay, pause or reduction of investments in technology by our customers.
•Customers continue to balance priorities to focus on solutions that lead to business optimization, cost management and security risk management and in many cases are reassessing the timing of IT refresh cycles and pausing or deferring their IT spend. We have orchestrated solutions by leveraging security, software and hybrid and cloud offerings to help customers achieve their objectives.
•Changes in spending policies, budget priorities, timing and funding levels, including current and future stimulus packages, are key factors influencing the purchasing levels of government, healthcare and education customers. As the duration and ongoing impact of current economic conditions remain uncertain, current and future budget priorities and funding levels for government, healthcare and education customers may be adversely affected, leading to lower IT spend.
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely. These trends are driving customer adoption of solutions such as cloud, generative artificial intelligence, software defined architectures and hybrid on-premise and off-premise combinations. The trends are further driven by the evolution of the IT consumption model to more “as a service” offerings, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to evolve as customers prioritize spend that will produce the most important outcomes for their business.
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. Financial measures include both US GAAP and Non-GAAP measures. We believe that the most important of these measures and ratios include Gross profit, Gross profit margin, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Net income, Non-GAAP net income, Net income per diluted share, Non-GAAP net income per diluted share, average daily sales, change in Net sales on a constant currency basis, Adjusted free cash flow, Cash and cash equivalents, cash conversion cycle and debt levels including available credit. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
For the definitions, discussion of management’s use of Non-GAAP measures and reconciliations to the most directly comparable US GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”
Three Months Overview
The results of certain key business metrics are as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts and percentages)	2024	2023
Net sales	$4,872.7	$5,103.1
Gross profit	$1,063.3	$1,089.4
Gross profit margin	21.8%	21.3%
Operating income	$328.0	$355.3
Operating income margin	6.7%	7.0%
Non-GAAP operating income	$403.5	$434.3
Non-GAAP operating income margin	8.3%	8.5%
Net income	$216.1	$230.1
Non-GAAP net income	$260.8	$278.7
Net income per diluted share	$1.59	$1.68
Non-GAAP net income per diluted share	$1.92	$2.03
Average daily sales(1)	$76.1	$79.7
Net debt(2)	$4,828.5	$5,516.2
Cash conversion cycle (in days)(3)	16	18
Net cash provided by operating activities	$440.0	$365.4
Adjusted free cash flow(4)	$364.4	$411.3
(1)    Defined as Net sales divided by the number of selling days. There were 64 selling days for both the three months ended March 31, 2024 and 2023.
(2)    Defined as Total debt minus Cash and cash equivalents.
(3)    Defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable and Accounts payable-inventory financing, based on a rolling three-month average.
(4)    Defined as Net cash provided by operating activities less capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.

Results of Operations
Results of operations, including as a percentage of Net sales, Gross profit margin and Operating income margin, for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(dollars in millions, except percentages)	2024	2023	% Change
Net sales	$4,872.7	$5,103.1	(4.5)%
Cost of sales	3,809.4	4,013.7	(5.1)
Gross profit	1,063.3	1,089.4	(2.4)
Gross profit margin	21.8%	21.3%
Selling and administrative expenses	735.3	734.1	0.2
Operating income	328.0	355.3	(7.7)
Operating income margin	6.7%	7.0%
Interest expense, net	(51.3)	(57.7)	(11.1)
Other expense, net	(0.1)	(1.3)	(92.3)
Income before income taxes	276.6	296.3	(6.6)
Income tax expense	(60.5)	(66.2)	(8.6)
Net income	$216.1	$230.1	(6.1)%
Net sales
Total Net sales decreased $230 million, or 4.5%, to $4,873 million for the three months ended March 31, 2024, compared to $5,103 million for the three months ended March 31, 2023. The decline in Net sales occurred across all operating segments. Continued economic uncertainty has led customers to be cautious and measured in their approach to technology spending, resulting in a reduction or delay in their spend. For additional information, see the “Segment Results of Operations” below.
Gross profit
Gross profit decreased $26 million, or 2.4%, to $1,063 million for the three months ended March 31, 2024, compared to $1,089 million for the three months ended March 31, 2023. Gross profit margin increased 50 basis points to 21.8% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in Gross profit margin was primarily driven by a more favorable contribution of netted down revenue, primarily software as a service, partially offset by lower product margin due to a higher mix of notebooks/mobile devices.
Selling and administrative expenses
Selling and administrative expenses increased $1 million, or 0.2%, to $735 million for the three months ended March 31, 2024, compared to $734 million for the three months ended March 31, 2023, primarily due to workplace optimization costs, partially offset by lower performance-based compensation.
Operating income
Operating income decreased $27 million, or 7.7%, to $328 million for the three months ended March 31, 2024, compared to $355 million for the three months ended March 31, 2023.
Interest expense, net
Interest expense, net includes interest expense and interest income. Interest expense, net, decreased $6 million, or 11.1%, to $51 million for the three months ended March 31, 2024, compared to $58 million for the three months ended March 31, 2023. The decrease was primarily due to higher interest income earned on cash balances and lower debt levels, partially offset by a higher variable interest rate on the senior unsecured term loan.
Income tax expense
Income tax expense was $61 million and $66 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 21.9% and 22.3% for the three months ended March 31, 2024 and 2023, respectively.

The lower effective tax rate for the three months ended March 31, 2024 as compared to the same period of the prior year was primarily attributable to higher excess tax benefits on equity-based compensation.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales are as follows:

	Three Months Ended March 31,
	2024		2023
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$2,135.9	43.8%	$2,203.7	43.2%	$(67.8)	(3.1)%

Small Business	380.9	7.8	411.4	8.1	(30.5)	(7.4)

Public:
Government	543.3	11.1	551.5	10.8	(8.2)	(1.5)
Education	596.8	12.2	665.7	13.0	(68.9)	(10.4)
Healthcare	584.6	12.0	595.6	11.7	(11.0)	(1.8)
Total Public	1,724.7	35.3	1,812.8	35.5	(88.1)	(4.9)

Other	631.2	13.1	675.2	13.2	(44.0)	(6.5)

Total Net sales	$4,872.7	100.0%	$5,103.1	100.0%	$(230.4)	(4.5)%
(1)There were 64 selling days for both the three months ended March 31, 2024 and 2023. Average daily sales is defined as Net sales divided by the number of selling days.
Operating income by segment, in dollars and as a percentage of total Net sales, and the year-over-year percentage change are as follows:

	Three Months Ended March 31,
	2024		2023
(dollars in millions)	Operating Income	Percentage of Net Sales	Operating Income	Percentage of Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$178.0	8.3%	$193.3	8.8%	(7.9)%
Small Business	46.5	12.2	41.5	10.1	12.0
Public	126.0	7.3	127.5	7.0	(1.2)
Other(2)	25.3	4.0	36.5	5.4	(30.7)
Headquarters(3)	(47.8)	nm*	(43.5)	nm*	9.9
Total Operating income	$328.0	6.7%	$355.3	7.0%	(7.7)%
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
Corporate
Corporate segment Net sales for the three months ended March 31, 2024 decreased $68 million, or 3.1%, compared to the three months ended March 31, 2023. This decrease in Net sales was primarily due to a decrease in sales of netcomm products, partially offset by an increase in sales of notebooks/mobile devices. As a result, Gross profit dollars also decreased although partially offset by a higher contribution of netted down revenue.

Corporate segment Operating income was $178 million for the three months ended March 31, 2024, a decrease of $15 million, or 7.9%, compared to $193 million for the three months ended March 31, 2023. Corporate segment Operating income decreased primarily due to lower Gross profit dollars, partially offset by lower performance-based compensation, lower amortization expense on acquired intangible assets and integration expenses.
Small Business
Small Business segment Net sales for the three months ended March 31, 2024 decreased $31 million, or 7.4%, compared to the three months ended March 31, 2023. This decrease in Net sales was across various hardware categories. Gross profit dollars were higher due to a higher contribution of netted down revenue.
Small Business segment Operating income was $47 million for the three months ended March 31, 2024, an increase of $5 million, or 12.0%, compared to $42 million for the three months ended March 31, 2023. Small Business segment Operating income increased primarily due to higher Gross profit dollars and lower bad debt expense for reduced expected credit losses.
Public
Public segment Net sales for the three months ended March 31, 2024 decreased $88 million, or 4.9%, compared to the three months ended March 31, 2023. This decrease in Net sales was primarily due to a decrease in netcomm products across all sales channels and a decrease in collaboration within Education, partially offset by an increase in notebooks/mobile devices across all sales channels. As a result, Gross profit dollars also decreased although partially offset by a higher contribution of netted down revenue.
Public segment Operating income was $126 million for the three months ended March 31, 2024, which was a decrease of $2 million, or 1.2%, compared to $128 million for the three months ended March 31, 2023. Public segment Operating income remained relatively consistent primarily due to lower Gross profit dollars, partially offset by lower bad debt expense for reduced expected credit losses, amortization expense on acquired intangible assets and integration expenses.
Other
Net sales in Other, which is comprised of results from our UK and Canadian operations, for the three months ended March 31, 2024 decreased $44 million, or 6.5%, compared to the three months ended March 31, 2023. This decrease in Net sales was driven by lower software sales within the UK operations, resulting in lower Gross profit dollars.
Other Operating income was $25 million for the three months ended March 31, 2024, which was a decrease of $11 million or 30.7%, compared to $37 million for the three months ended March 31, 2023. Other Operating income decreased primarily due to lower Gross profit dollars related to the UK operations, less favorable expected credit losses and increased transformation initiative expense, partially offset by lower performance-based compensation.
Non-GAAP Financial Measure Reconciliations
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
Our non-GAAP performance measures include Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share and Net sales on a constant currency basis, and our non-GAAP financial condition measures include Free cash flow and Adjusted free cash flow. These non-GAAP performance measures and non-GAAP financial condition measures are collectively referred to as “non-GAAP financial measures.”
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income and Non-GAAP net income per diluted share excludes, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, transformation initiatives, workplace optimization and the associated tax effects of each. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales. Free cash flow is defined as Net cash provided by operating activities less capital expenditures. Adjusted free cash flow is defined as Free cash flow adjusted to include certain cash flows from financing activities incurred in the normal course of operations or as capital expenditures.

We believe our non-GAAP performance measures provide analysts, investors and management with useful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present non-GAAP financial condition measures as we believe they provide analysts, investors and management with more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation.
We have included reconciliations of our non-GAAP financial measures for the three months ended March 31, 2024 and 2023 below.
Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended March 31,
(dollars in millions)	2024	Percentage of Net Sales	2023	Percentage of Net Sales	% Change
Operating income, as reported	$328.0	6.7%	$355.3	7.0%	(7.7)%
Amortization of intangibles(1)	37.7		41.6
Equity-based compensation	19.4		20.8
Acquisition and integration expenses	0.7		8.9
Transformation initiatives(2)	6.1		5.0
Workplace optimization(3)	7.3		0.9
Other adjustments	4.3		1.8
Non-GAAP operating income	$403.5	8.3%	$434.3	8.5%	(7.1)%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.
Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended March 31,
	2024			2023
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income % Change
US GAAP, as reported	$276.6	$(60.5)	$216.1	$296.3	$(66.2)	$230.1	(6.1)%
Amortization of intangibles(2)	37.7	(9.8)	27.9	41.6	(10.9)	30.7
Equity-based compensation	19.4	(16.1)	3.3	20.8	(15.3)	5.5
Acquisition and integration expenses	0.7	(0.2)	0.5	8.9	(2.3)	6.6
Transformation initiatives(3)	6.1	(1.6)	4.5	5.0	(1.3)	3.7
Workplace optimization(4)	7.3	(1.9)	5.4	0.9	(0.2)	0.7
Other adjustments	4.3	(1.2)	3.1	1.8	(0.4)	1.4
Non-GAAP	$352.1	$(91.3)	$260.8	$375.3	$(96.6)	$278.7	(6.4)%

Net income per diluted share, as reported			$1.59			$1.68
Non-GAAP net income per diluted share			$1.92			$2.03
Shares used in computing US GAAP and Non-GAAP net income per diluted share			136.0			137.3
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Net sales change on a constant currency basis

	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change (1)
Net sales, as reported	$4,872.7	$5,103.1	(4.5)%
Foreign currency translation(2)	—	19.7
Net sales, on a constant currency basis	$4,872.7	$5,122.8	(4.9)%
(1)There were 64 selling days for both the three months ended March 31, 2024 and 2023. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Free cash flow and Adjusted free cash flow

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Net cash provided by operating activities	$440.0	$365.4
Capital expenditures	(29.5)	(31.7)
Free cash flow	410.5	333.7
Net change in accounts payable - inventory financing	(46.1)	77.6
Adjusted free cash flow(1)	$364.4	$411.3
(1)Defined as Net cash provided by operating activities less capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.
Seasonality
While we have not historically experienced significant seasonality throughout the year, sales in our Public segment have historically been higher in the second and third quarter than in other quarters primarily due to the buying patterns of education and government customers.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of March 31, 2024, we had $1.3 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
As of March 31, 2024, we had total unsecured indebtedness of $5.6 billion, and we were in compliance with the covenants under our credit agreements and indentures.
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

Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions to enhance liquidity. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense or other incremental expenses associated with these agreements as balances are paid when they are due. For additional information, see Note 4 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Share Repurchase Program
During the three months ended March 31, 2024, we repurchased 0.2 million shares of our common stock for $52 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2024 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.620	February 6, 2024	February 26, 2024	March 12, 2024
On May 1, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.620 per share. The dividend will be paid on June 11, 2024 to all stockholders of record as of the close of business on May 24, 2024.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Net cash provided by operating activities	$440.0	$365.4

Investing Activities:
Capital expenditures	(29.5)	(31.7)
Acquisitions of businesses, net of cash acquired	(0.2)	(22.5)
Net cash used in investing activities	(29.7)	(54.2)

Financing Activities:
Net change in accounts payable - inventory financing	(46.1)	77.6
Other cash flows used in financing activities	(146.5)	(425.8)
Net cash used in financing activities	(192.6)	(348.2)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	1.2
Net increase (decrease) in cash and cash equivalents	$215.1	$(35.8)

Operating Activities
Cash flows from operating activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023	Change
Net income	$216.1	$230.1	$(14.0)
Adjustments for the impact of non-cash items(1)	82.4	90.2	(7.8)
Net income adjusted for the impact of non-cash items	298.5	320.3	(21.8)
Changes in assets and liabilities:
Accounts receivable(2)	253.5	208.9	44.6
Merchandise inventory	(3.7)	22.0	(25.7)
Accounts payable-trade(3)	(138.9)	(248.7)	109.8
Other	30.6	62.9	(32.3)
Net cash provided by operating activities	$440.0	$365.4	$74.6
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to lower sales activity in 2024, partially offset by collection performance.
(3)The change is primarily due to lower sales activity in 2024, partially offset by timing of payments.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2024	2023
Days of sales outstanding (DSO)(1)	75	72
Days of supply in inventory (DIO)(2)	14	15
Days of purchases outstanding (DPO)(3)	(73)	(69)
Cash conversion cycle	16	18
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
The cash conversion cycle decreased to 16 days at March 31, 2024, compared to 18 days at March 31, 2023. The overall decrease was primarily driven by a reduction in DIO resulting from lower stocking positions. In addition, netted down revenue has an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales. The change in DPO was further impacted by the timing of payments.
Investing Activities
Net cash used in investing activities decreased $25 million for the three months ended March 31, 2024 compared to March 31, 2023. This decrease was primarily due to higher acquisition activity in 2023.
Financing Activities
Net cash used in financing activities decreased $156 million for the three months ended March 31, 2024 compared to March 31, 2023. This decrease was primarily driven by lower share repurchases and lower repayments on long term debt in 2024, partially offset by decreased activity associated with inventory financing arrangements. For additional information regarding the inventory financing agreements and debt activities, see Note 4 (Inventory Financing Agreements) and Note 6 (Debt) to the accompanying Consolidated Financial Statements.

Issuers and Guarantors of Debt Securities
Each series of our outstanding unsecured senior notes (the “Notes”) are issued by CDW LLC and CDW Finance Corporation (the “Issuers”) and are guaranteed by Parent and certain of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries” and, together with Parent, the “Guarantors”). All guarantees by Parent and the Guarantor Subsidiaries are joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Notes.
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; and
•rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future unsecured senior debt.
The following tables set forth Balance Sheet information as of March 31, 2024 and December 31, 2023, and Statement of Operations information for the three months ended March 31, 2024 and for the year ended December 31, 2023. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	March 31, 2024	December 31, 2023
Current assets	$5,650.3	$5,770.0

Goodwill	3,940.7	3,939.7
Other assets	1,957.4	1,978.4
Total Non-current assets	5,898.1	5,918.1

Current liabilities	4,743.5	4,975.4

Long-term debt	5,027.3	5,031.4
Other liabilities	686.7	697.7
Total Long-term liabilities	$5,714.0	$5,729.1
Statement of Operations Information

(dollars in millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Net sales	$4,230.9	$18,759.4
Gross profit	936.6	4,106.4
Operating income	300.3	1,507.3
Net income	161.8	945.6
Commitments and Contingencies
The information set forth in Note 9 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Trends and Key Factors Affecting our Financial Performance” above, the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. These factors include, among others, inflationary pressures; level of interest rates; CDW’s relationships with vendor partners and terms of their agreements; continued innovations in technology by CDW’s vendor partners; the use or capabilities of artificial intelligence; substantial competition that could reduce CDW’s market share; the continuing development, maintenance and operation of CDW’s information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to provide high-quality services to CDW’s customers; potential losses of any key personnel, significant increases in labor costs or ineffective workforce management; potential adverse occurrences at one of CDW’s primary facilities or third-party data centers, including as a result of climate change; increases in the cost of commercial delivery services or disruptions of those services; CDW’s exposure to accounts receivable and inventory risks; future acquisitions or alliances; fluctuations in CDW’s operating results; fluctuations in foreign currency; global and regional economic and political conditions, including the impact of pandemics such as COVID-19 and armed conflicts; potential interruptions of the flow of products from suppliers; decreases in spending on technology products and services, including impacts of adverse change in government spending policies; potential failures to comply with Public segment contracts or applicable laws and regulations; current and future legal proceedings, investigations and audits, including intellectual property infringement claims; changes in laws, including regulations or interpretations thereof, or the potential failure to meet stakeholder expectations on environmental sustainability and corporate responsibility matters; CDW’s level of indebtedness; restrictions imposed by agreements relating to CDW’s indebtedness on its operations and liquidity; failure to maintain the ratings assigned to CDW’s debt securities by rating agencies; changes in, or the discontinuation of, CDW’s share repurchase program or dividend payments; and other risk factors or uncertainties identified from time to time in CDW’s filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by those cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 9 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report is incorporated herein by reference.
Item 1A. Risk Factors
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2024 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 through January 31, 2024	—	$—	—	$337.6
February 1 through February 29, 2024	0.1	243.13	0.1	1,064.8
March 1 through March 31, 2024	0.1	249.54	0.1	1,033.5
Total	0.2		0.2
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On February 29, 2024, Sona Chawla, Chief Growth and Innovation Officer of the Company, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Chawla’s plan provides for the exercise of stock options and sale of up to an aggregate of 51,828 underlying shares of common stock of the Company during the period from May 30, 2024 through February 28, 2025.

Item 6. Exhibits

Exhibit	Description

10.1*	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for annual equity awards.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 1, 2024	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)