Form 10-Q
period 2024-06-30
CDW Corp
filed 2024-07-31
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of July 26, 2024, there were 133,575,556 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$665.3	$588.7
Accounts receivable, net of allowance for credit losses of $32.6 and $28.8, respectively	4,718.8	4,567.5
Merchandise inventory	724.8	668.1
Miscellaneous receivables	545.3	470.5
Prepaid expenses and other	389.4	410.2
Total current assets	7,043.6	6,705.0
Operating lease right-of-use assets	130.9	128.8
Property and equipment, net	186.9	195.5
Goodwill	4,409.3	4,413.4
Other intangible assets, net	1,295.0	1,369.7
Other assets	573.0	472.2
Total Assets	$13,638.7	$13,284.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,118.6	$2,881.0
Accounts payable-inventory financing	404.2	430.9
Current maturities of long-term debt	1,203.5	613.1
Contract liabilities	451.4	487.4
Accrued expenses and other current liabilities:
Compensation	296.2	303.0
Advertising	145.1	119.9
Sales and income taxes	80.7	52.4
Other	508.4	554.3
Total current liabilities	6,208.1	5,442.0
Long-term liabilities:
Debt	4,424.8	5,031.8
Deferred income taxes	151.7	171.4
Operating lease liabilities	161.7	164.0
Other liabilities	517.5	432.9
Total long-term liabilities	5,255.7	5,800.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 133.6 and 134.1 shares outstanding, respectively	1.3	1.3
Paid-in capital	3,789.9	3,691.3
Accumulated deficit	(1,481.3)	(1,525.5)
Accumulated other comprehensive loss	(135.0)	(124.6)
Total stockholders’ equity	2,174.9	2,042.5
Total Liabilities and Stockholders’ Equity	$13,638.7	$13,284.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per-share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$5,423.4	$5,626.1	$10,296.1	$10,729.2
Cost of sales	4,240.3	4,444.6	8,049.7	8,458.3
Gross profit	1,183.1	1,181.5	2,246.4	2,270.9
Selling and administrative expenses	750.0	769.3	1,485.3	1,503.4
Operating income	433.1	412.2	761.1	767.5
Interest expense, net	(52.3)	(58.2)	(103.6)	(115.9)
Other expense, net	(1.1)	(0.6)	(1.2)	(1.9)
Income before income taxes	379.7	353.4	656.3	649.7
Income tax expense	(98.6)	(90.8)	(159.1)	(157.0)
Net income	$281.1	$262.6	$497.2	$492.7

Net income per common share:
Basic	$2.10	$1.95	$3.70	$3.65
Diluted	$2.07	$1.92	$3.66	$3.60

Weighted-average common shares outstanding:
Basic	134.1	134.6	134.3	135.1
Diluted	135.6	136.1	135.8	136.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$281.1	$262.6	$497.2	$492.7
Other comprehensive income (loss), net of tax:
Unrealized gain from cash flow hedge	0.1	—	1.9	—
Foreign currency translation adjustments	(1.7)	18.0	(12.3)	27.6
Other comprehensive (loss) income	(1.6)	18.0	(10.4)	27.6
Comprehensive income	$279.5	$280.6	$486.8	$520.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$497.2	$492.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136.7	136.6
Equity-based compensation expense	48.1	45.6
Deferred income taxes	(19.9)	(24.1)
Provision for credit losses	9.8	8.4
Other	2.9	20.8
Changes in assets and liabilities:
Accounts receivable	(161.5)	(13.0)
Merchandise inventory	(57.7)	17.0
Other assets	(203.8)	97.2
Accounts payable-trade	236.9	(39.7)
Other liabilities	101.2	(147.9)
Net cash provided by operating activities	589.9	593.6
Cash flows from investing activities:
Capital expenditures	(60.4)	(71.3)
Acquisitions of businesses, net of cash acquired	(0.2)	(75.5)
Net cash used in investing activities	(60.6)	(146.8)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	201.3
Repayments of borrowings under revolving credit facility	—	(275.7)
Repayments of long-term debt	—	(50.0)
Repayments of receivable financing liability	(19.1)	(40.5)
Net change in accounts payable-inventory financing	(26.7)	161.6
Repurchases of common stock	(254.0)	(396.1)
Proceeds from stock option exercises	35.0	20.5
Payment of incentive compensation plan withholding taxes	(30.7)	(32.8)
Dividend payments	(166.3)	(159.3)
Other	12.2	11.5
Net cash used in financing activities	(449.6)	(559.5)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	1.4
Net increase (decrease) in cash and cash equivalents	76.6	(111.3)
Cash and cash equivalents—beginning of period	588.7	315.2
Cash and cash equivalents—end of period	$665.3	$203.9
Supplementary disclosure of cash flow information:
Interest paid	$(114.2)	$(117.0)
Income taxes paid, net	$(147.6)	$(174.9)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2024	134.4	$1.3	$3,745.0	$(1,474.2)	$(133.4)	$2,138.7
Net income	—	—	—	281.1	—	281.1
Equity-based compensation expense	—	—	28.7	—	—	28.7
Stock option exercises	0.1	—	6.1	—	—	6.1
Coworker Stock Purchase Plan	—	—	9.5	—	—	9.5
Repurchases of common stock	(0.9)	—	—	(201.9)	—	(201.9)
Dividends paid ($0.62 per share)	—	—	0.6	(83.6)	—	(83.0)
Incentive compensation plan stock withheld for taxes	—	—	—	(0.8)	—	(0.8)
Unrealized gain from hedge accounting	—	—	—	—	0.1	0.1
Foreign currency translation and other	—	—	—	(1.9)	(1.7)	(3.6)
Balance as of June 30, 2024	133.6	$1.3	$3,789.9	$(1,481.3)	$(135.0)	$2,174.9

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2023	135.0	$1.4	$3,557.3	$(1,847.0)	$(142.8)	$1,568.9
Net income	—	—	—	262.6	—	262.6
Equity-based compensation expense	—	—	24.8	—	—	24.8
Stock option exercises	—	—	7.7	—	—	7.7
Coworker Stock Purchase Plan	0.1	—	9.4	—	—	9.4
Repurchases of common stock	(1.1)	(0.1)	—	(196.0)	—	(196.1)
Dividends paid ($0.59 per share)	—	—	0.3	(79.7)	—	(79.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(1.2)	—	(1.2)
Foreign currency translation and other	—	—	—	(1.5)	18.0	16.5
Balance as of June 30, 2023	134.0	$1.3	$3,599.5	$(1,862.8)	$(124.8)	$1,613.2

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	134.1	$1.3	$3,691.3	$(1,525.5)	$(124.6)	$2,042.5
Net income	—	—	—	497.2	—	497.2
Equity-based compensation expense	—	—	48.1	—	—	48.1
Stock option exercises	0.6	—	35.0	—	—	35.0
Coworker Stock Purchase Plan	—	—	14.4	—	—	14.4
Repurchases of common stock	(1.1)	—	—	(254.0)	—	(254.0)
Dividends paid ($1.24 per share)	—	—	1.1	(167.4)	—	(166.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(30.7)	—	(30.7)
Unrealized gain from hedge accounting	—	—	—	—	1.9	1.9
Foreign currency translation and other	—	—	—	(0.9)	(12.3)	(13.2)
Balance as of June 30, 2024	133.6	$1.3	$3,789.9	$(1,481.3)	$(135.0)	$2,174.9

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	135.5	$1.4	$3,518.1	$(1,763.8)	$(152.4)	$1,603.3
Net income	—	—	—	492.7	—	492.7
Equity-based compensation expense	—	—	45.6	—	—	45.6
Stock option exercises	0.5	—	20.5	—	—	20.5
Coworker Stock Purchase Plan	0.1	—	14.4	—	—	14.4
Repurchases of common stock	(2.1)	(0.1)	—	(396.0)	—	(396.1)
Dividends paid ($1.18 per share)	—	—	0.9	(160.2)	—	(159.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(32.8)	—	(32.8)
Foreign currency translation and other	—	—	—	(2.7)	27.6	24.9
Balance as of June 30, 2023	134.0	$1.3	$3,599.5	$(1,862.8)	$(124.8)	$1,613.2

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
Throughout this report, the terms the “Company” and “CDW” refer to Parent and its subsidiaries.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
3.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Accounts receivable, current(1)	$4,718.8	$4,567.5
Accounts receivable, noncurrent(2)	488.7	337.5
Total accounts receivable	$5,207.5	$4,905.0
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of payment from the third-party financing company. During the six months ended June 30, 2024 and 2023, the Company sold approximately $213 million and $219 million of accounts receivable, respectively.
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

	June 30, 2024	December 31, 2023
Contract assets(1)	$94.6	$111.8
Contract liabilities(2)(3)	$484.7	$527.4
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $33 million and $40 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.
(3)During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $237 million and $265 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of June 30, 2024 related to non-cancelable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$101.2	$59.8	$31.8	$14.2
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
The amounts outstanding under these agreements as of June 30, 2024 and December 31, 2023 were $404 million and $431 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 6 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 6 (Debt).
5.    Financial Instruments
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s indebtedness creates interest rate risk on its variable-rate debt. The Company may use derivative financial instruments to manage its exposure to interest rate risk. For additional information, see Note 6 (Debt).
The Company has interest rate collar agreements that provide for a contractually specified interest rate cap and an interest rate floor based on a Secured Overnight Financing Rate (“SOFR”). The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed during the six months ended June 30, 2024.
As of June 30, 2024 and December 31, 2023, the interest rate collar agreements were classified within Other assets and Long-term liabilities - Other liabilities, respectively, on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of June 30, 2024 and December 31, 2023, and these agreements mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2024 and 2023, the changes in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net were not material.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.    Debt

			June 30, 2024	December 31, 2023
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2026	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	575.0	575.0
Senior notes due 2025	May 2025	4.125%	600.0	600.0
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Total unsecured senior notes			4,975.0	4,975.0

Receivable financing liability			38.3	56.9
Other long-term obligations			4.9	6.9
Unamortized deferred financing fees			(24.4)	(28.4)
Current maturities of long-term debt			(1,203.5)	(613.1)
Total long-term debt			$4,424.8	$5,031.8
As of June 30, 2024, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on SOFR plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of June 30, 2024, the Company could have borrowed up to an additional $1.2 billion under the Revolving Loan Facility. As of June 30, 2024, the Revolving Loan Facility had $355 million reserved for the floorplan sub-facility.
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
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the six months ended June 30, 2024.
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized deferred financing costs, were as follows:

	June 30, 2024	December 31, 2023
Fair value	$5,310.7	$5,348.2
Carrying value	$5,652.7	$5,673.3
7.    Income Taxes
Income tax expense was $99 million and $91 million for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.0% and 25.7% for the three months ended June 30, 2024 and 2023, respectively.
Income tax expense was $159 million and $157 million for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate was 24.2% for both the six months ended June 30, 2024 and 2023.
The effective tax rate for both the three and six months ended June 30, 2024 and 2023 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
8.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted-average shares outstanding	134.1	134.6	134.3	135.1
Effect of dilutive securities(1)	1.5	1.5	1.5	1.6
Diluted weighted-average shares outstanding(2)	135.6	136.1	135.8	136.7
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.3 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2024 and 2023. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.
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
As of June 30, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
The Company received a Civil Investigative Demand, issued by the Department of Justice (“DOJ”) on June 11, 2024, in connection with a False Claims Act investigation. The DOJ requested information relating to bids the Company submitted for contracts funded in whole or in part by the Schools and Libraries Program (E-Rate Program). The Company is cooperating with the DOJ and, at this stage of the investigation, is unable to assess the probability of any outcome or the range of possible loss, if any.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
10.    Segment Information
The Company’s segment information reflects the way the chief operating decision maker uses internal reporting to evaluate business performance, allocate resources and manage operations.
The Company has three reportable segments: Corporate, which is primarily comprised of private sector business customers with more than 250 employees in the US, Small Business, which is primarily comprised of private sector business customers with up to 250 employees in the US, and Public, which is comprised of government agencies and education and healthcare institutions in the US. The Company has two other operating segments: CDW UK and CDW Canada, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).
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
Information about the Company’s segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended June 30, 2024
Net sales	$2,195.2	$382.9	$2,243.3	$602.0	$—	$5,423.4
Operating income (loss)	197.0	45.6	209.2	24.2	(42.9)	433.1
Depreciation and amortization expense	(19.3)	(0.8)	(14.3)	(7.1)	(27.9)	(69.4)

Three Months Ended June 30, 2023
Net sales	$2,245.0	$396.2	$2,295.1	$689.8	$—	$5,626.1
Operating income (loss)	206.5	42.4	210.3	32.4	(79.4)	412.2
Depreciation and amortization expense	(19.6)	(1.1)	(14.2)	(7.5)	(23.5)	(65.9)

Six Months Ended June 30, 2024
Net sales	$4,331.1	$763.8	$3,968.0	$1,233.2	$—	$10,296.1
Operating income (loss)	375.0	92.1	335.2	49.5	(90.7)	761.1
Depreciation and amortization expense	(39.1)	(1.8)	(27.7)	(14.2)	(53.9)	(136.7)

Six Months Ended June 30, 2023
Net sales	$4,448.7	$807.6	$4,107.9	$1,365.0	$—	$10,729.2
Operating income (loss)	399.8	83.9	337.8	68.9	(122.9)	767.5
Depreciation and amortization expense	(42.4)	(2.4)	(30.4)	(15.3)	(46.1)	(136.6)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended June 30, 2024
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,182.7	$376.9	$2,242.0	$7.5	$4,809.1
Rest of World	12.5	6.0	1.3	594.5	614.3
Total Net sales	$2,195.2	$382.9	$2,243.3	$602.0	$5,423.4

Major Product and Services
Hardware	$1,532.2	$307.3	$1,796.2	$426.2	$4,061.9
Software	416.2	53.5	288.7	97.2	855.6
Services	231.2	17.7	153.6	75.9	478.4
Other(2)	15.6	4.4	4.8	2.7	27.5
Total Net sales	$2,195.2	$382.9	$2,243.3	$602.0	$5,423.4

Sales by Channel
Corporate	$2,195.2	$—	$—	$—	$2,195.2
Small Business	—	382.9	—	—	382.9
Government	—	—	639.1	—	639.1
Education	—	—	1,017.4	—	1,017.4
Healthcare	—	—	586.8	—	586.8
Other	—	—	—	602.0	602.0
Total Net sales	$2,195.2	$382.9	$2,243.3	$602.0	$5,423.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$1,830.4	$337.2	$1,992.2	$512.0	$4,671.8
Transferred at a point in time where CDW is agent	193.2	34.2	134.5	30.8	392.7
Transferred over time where CDW is principal	171.6	11.5	116.6	59.2	358.9
Total Net sales	$2,195.2	$382.9	$2,243.3	$602.0	$5,423.4

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,214.0	$390.7	$2,293.8	$5.4	$4,903.9
Rest of World	31.0	5.5	1.3	684.4	722.2
Total Net sales	$2,245.0	$396.2	$2,295.1	$689.8	$5,626.1

Major Product and Services
Hardware	$1,596.4	$317.5	$1,884.9	$481.5	$4,280.3
Software	388.8	58.6	274.1	142.6	864.1
Services	243.4	15.5	131.4	62.9	453.2
Other(2)	16.4	4.6	4.7	2.8	28.5
Total Net sales	$2,245.0	$396.2	$2,295.1	$689.8	$5,626.1

Sales by Channel
Corporate	$2,245.0	$—	$—	$—	$2,245.0
Small Business	—	396.2	—	—	396.2
Government	—	—	681.2	—	681.2
Education	—	—	1,026.8	—	1,026.8
Healthcare	—	—	587.1	—	587.1
Other	—	—	—	689.8	689.8
Total Net sales	$2,245.0	$396.2	$2,295.1	$689.8	$5,626.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$1,891.3	$354.9	$2,080.7	$607.3	$4,934.2
Transferred at a point in time where CDW is agent	185.0	32.9	116.7	26.7	361.3
Transferred over time where CDW is principal	168.7	8.4	97.7	55.8	330.6
Total Net sales	$2,245.0	$396.2	$2,295.1	$689.8	$5,626.1

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2024
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$4,298.6	$752.9	$3,964.8	$13.4	$9,029.7
Rest of World	32.5	10.9	3.2	1,219.8	1,266.4
Total Net sales	$4,331.1	$763.8	$3,968.0	$1,233.2	$10,296.1

Major Product and Services
Hardware	$2,997.8	$607.3	$3,112.6	$890.3	$7,608.0
Software	853.7	113.4	565.6	197.3	1,730.0
Services	449.2	34.3	280.6	140.1	904.2
Other(2)	30.4	8.8	9.2	5.5	53.9
Total Net sales	$4,331.1	$763.8	$3,968.0	$1,233.2	$10,296.1

Sales by Channel
Corporate	$4,331.1	$—	$—	$—	$4,331.1
Small Business	—	763.8	—	—	763.8
Government	—	—	1,182.4	—	1,182.4
Education	—	—	1,614.2	—	1,614.2
Healthcare	—	—	1,171.4	—	1,171.4
Other	—	—	—	1,233.2	1,233.2
Total Net sales	$4,331.1	$763.8	$3,968.0	$1,233.2	$10,296.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$3,609.7	$668.9	$3,507.9	$1,054.1	$8,840.6
Transferred at a point in time where CDW is agent	388.0	73.3	242.7	62.0	766.0
Transferred over time where CDW is principal	333.4	21.6	217.4	117.1	689.5
Total Net sales	$4,331.1	$763.8	$3,968.0	$1,233.2	$10,296.1

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$4,413.2	$800.3	$4,106.4	$13.9	$9,333.8
Rest of World	35.5	7.3	1.5	1,351.1	1,395.4
Total Net sales	$4,448.7	$807.6	$4,107.9	$1,365.0	$10,729.2

Major Product and Services
Hardware	$3,115.8	$652.2	$3,247.4	$953.1	$7,968.5
Software	841.8	114.8	575.6	276.6	1,808.8
Services	458.9	31.2	275.8	129.4	895.3
Other(2)	32.2	9.4	9.1	5.9	56.6
Total Net sales	$4,448.7	$807.6	$4,107.9	$1,365.0	$10,729.2

Sales by Channel
Corporate	$4,448.7	$—	$—	$—	$4,448.7
Small Business	—	807.6	—	—	807.6
Government	—	—	1,232.7	—	1,232.7
Education	—	—	1,692.5	—	1,692.5
Healthcare	—	—	1,182.7	—	1,182.7
Other	—	—	—	1,365.0	1,365.0
Total Net sales	$4,448.7	$807.6	$4,107.9	$1,365.0	$10,729.2

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$3,752.7	$720.2	$3,689.3	$1,197.8	$9,360.0
Transferred at a point in time where CDW is agent	370.4	69.7	218.2	55.1	713.4
Transferred over time where CDW is principal	325.6	17.7	200.4	112.1	655.8
Total Net sales	$4,448.7	$807.6	$4,107.9	$1,365.0	$10,729.2

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three and six months ended June 30, 2024 and 2023. Categories are based upon internal classifications.

	Three Months Ended June 30,
	2024		2023
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,438.2	26.5%	$1,320.9	23.5%
Netcomm Products	639.6	11.8	916.4	16.3
Collaboration	489.3	9.0	533.6	9.5
Data Storage and Servers	546.6	10.1	536.1	9.5
Desktops	295.5	5.4	304.8	5.4
Other Hardware	652.7	12.1	668.5	11.9
Total Hardware	4,061.9	74.9	4,280.3	76.1

Software(1)	855.6	15.8	864.1	15.4
Services(1)	478.4	8.8	453.2	8.1
Other(2)	27.5	0.5	28.5	0.4
Total Net sales	$5,423.4	100.0%	$5,626.1	100.0%

	Six Months Ended June 30,
	2024		2023
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$2,579.5	25.1%	$2,385.5	22.2%
Netcomm Products	1,209.5	11.7	1,660.9	15.5
Collaboration	904.6	8.8	1,009.6	9.4
Data Storage and Servers	1,087.2	10.6	1,078.0	10.0
Desktops	553.9	5.4	562.7	5.2
Other Hardware	1,273.3	12.3	1,271.8	12.0
Total Hardware	7,608.0	73.9	7,968.5	74.3

Software(1)	1,730.0	16.8	1,808.8	16.9
Services(1)	904.2	8.8	895.3	8.3
Other(2)	53.9	0.5	56.6	0.5
Total Net sales	$10,296.1	100.0%	$10,729.2	100.0%
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
We are vendor, technology and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 11,000 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers, software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
•Customers are evaluating the complex technology landscape in order to balance priorities and focus on solutions that lead to business optimization, cost management and security risk management, resulting in a more measured approach to their IT spending. We have orchestrated solutions by leveraging security, software and hybrid and cloud offerings to help customers achieve their objectives.
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
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely. These trends are driving customer adoption of cloud, generative artificial intelligence, software defined architectures and hybrid on-premise and off-premise combinations. The trends are further driven by the evolution of the IT consumption model to more “as a service” offerings, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to evolve as customers prioritize spend that will produce the most important outcomes for their business.
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. Financial measures include both US GAAP, the accounting principles generally accepted in the United States of America, and Non-GAAP, which excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. We believe that the most important of these measures and ratios include Gross profit, Gross profit margin, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Net income, Non-GAAP net income, Net income per diluted share, Non-GAAP net income per diluted share, Average daily sales, Net cash provided by operating activities, Adjusted free cash flow, Cash conversion cycle, and Net debt. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
For the definitions, discussion of management’s use of Non-GAAP measures and reconciliations to the most directly comparable US GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”
The results of certain key business metrics for the comparative periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts and percentages)	2024	2023	2024	2023
Net sales	$5,423.4	$5,626.1	$10,296.1	$10,729.2
Gross profit	$1,183.1	$1,181.5	$2,246.4	$2,270.9
Gross profit margin	21.8%	21.0%	21.8%	21.2%
Operating income	$433.1	$412.2	$761.1	$767.5
Operating income margin	8.0%	7.3%	7.4%	7.2%
Non-GAAP operating income	$510.3	$529.8	$913.8	$964.1
Non-GAAP operating income margin	9.4%	9.4%	8.9%	9.0%
Net income	$281.1	$262.6	$497.2	$492.7
Non-GAAP net income	$338.8	$349.0	$599.6	$627.7
Net income per diluted share	$2.07	$1.92	$3.66	$3.60
Non-GAAP net income per diluted share	$2.50	$2.56	$4.41	$4.59
Average daily sales(1)	$84.7	$87.9	$80.4	$83.8
(1)    Defined as Net sales divided by the number of selling days. There were 64 selling days for both the three months ended June 30, 2024 and 2023. There were 128 selling days for both the six months ended June 30, 2024 and 2023.

(dollars in millions)	June 30, 2024	June 30, 2023
Net debt(1)	$4,963.0	$5,559.3
Cash conversion cycle (in days)(2)	17	14
Net cash provided by operating activities	$589.9	$593.6
Adjusted free cash flow(3)	$502.8	$683.9
(1)    Defined as total debt minus Cash and cash equivalents.
(2)    Defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable-trade and Accounts payable-inventory financing, based on a rolling three-month average.
(3)    Defined as Net cash provided by operating activities less Capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.

Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the three and six months ended June 30, 2024 and 2023 are below. For additional information on Net sales and Operating income by segment, see the “Segment Results of Operations.”

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions, except percentages)	2024	2023	% Change	2024	2023	% Change
Net sales	$5,423.4	$5,626.1	(3.6)%	$10,296.1	$10,729.2	(4.0)%
Cost of sales	4,240.3	4,444.6	(4.6)	8,049.7	8,458.3	(4.8)
Gross profit	1,183.1	1,181.5	0.1	2,246.4	2,270.9	(1.1)
Gross profit margin	21.8%	21.0%		21.8%	21.2%
Selling and administrative expenses	750.0	769.3	(2.5)	1,485.3	1,503.4	(1.2)
Operating income	433.1	412.2	5.1	761.1	767.5	(0.8)
Operating income margin	8.0%	7.3%		7.4%	7.2%
Interest expense, net	(52.3)	(58.2)	(10.1)	(103.6)	(115.9)	(10.6)
Other expense, net	(1.1)	(0.6)	83.3	(1.2)	(1.9)	(36.8)
Income before income taxes	379.7	353.4	7.4	656.3	649.7	1.0
Income tax expense	(98.6)	(90.8)	8.6	(159.1)	(157.0)	1.3
Net income	$281.1	$262.6	7.0%	$497.2	$492.7	0.9%
Three months ended June 30, 2024 compared with the three months ended June 30, 2023
Net sales decreased $203 million, or 3.6%, with lower Net sales across all operating segments. Continued economic uncertainty and the complex technology landscape has led customers to be cautious and measured in their approach to technology spending, leading to a decline in Net sales.
Gross profit increased $2 million, or 0.1%. Gross profit margin, expressed as Gross profit as a percentage of Net sales, increased 80 basis points primarily due to a higher contribution of netted down revenue, primarily software as a service, partially offset by an increased mix into notebooks/mobile devices.
Selling and administrative expenses decreased $19 million, or 2.5%, primarily due to workplace optimization costs in the second quarter of 2023 with no similar activity in the current quarter, partially offset by increased transformation and other related costs.
Operating income increased $21 million, or 5.1%, primarily driven by a decrease in headquarters function costs associated with workplace optimization costs in the second quarter of 2023, partially offset by a decrease in Operating income by the Corporate, Other and Public operating segments.
Interest expense, net includes interest expense and interest income. Interest expense, net decreased $6 million, or 10.1%, primarily due to increased interest income earned on higher average cash balances and decreased interest expense on lower debt levels.
Income tax expense increased $8 million, or 8.6%. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.0% and 25.7% for the three months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate was primarily attributable to lower excess tax benefits on equity-based compensation.
Six months ended June 30, 2024 compared with the six months ended June 30, 2023
Net sales decreased $433 million, or 4.0%, with lower Net sales across all operating segments. Continued economic uncertainty and the complex technology landscape has led customers to be cautious and measured in their approach to technology spending, leading to a decline in Net sales.
Gross profit decreased $25 million, or 1.1%. Gross profit margin, expressed as Gross profit as a percentage of Net sales, increased 60 basis points primarily driven by a higher contribution of netted down revenue, primarily software as a service, partially offset by an increased mix into notebooks/mobile devices.

Selling and administrative expenses decreased $18 million, or 1.2%, primarily due to lower workplace optimization costs, partially offset by increased transformation and other related costs.
Operating income decreased $6 million, or 0.8%, primarily driven by a decrease in headquarters function costs associated with workplace optimization costs in the second quarter of 2023, partially offset by a decrease in Operating income by the Corporate, Other and Public operating segments.
Interest expense, net, decreased $12 million, or 10.6%, primarily due to increased interest income earned on higher average cash balances and decreased interest expense on lower debt levels, partially offset by a higher variable interest rate on the senior unsecured term loan.
Income tax expense increased $2 million, or 1.3%. The effective tax rate was 24.2% for both the six months ended June 30, 2024 and 2023.
Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales by segment are as follows:

	Three Months Ended June 30,
	2024		2023
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$2,195.2	40.5%	$2,245.0	39.9%	$(49.8)	(2.2)%

Small Business	382.9	7.1	396.2	7.0	(13.3)	(3.4)

Public:
Government	639.1	11.8	681.2	12.1	(42.1)	(6.2)
Education	1,017.4	18.8	1,026.8	18.3	(9.4)	(0.9)
Healthcare	586.8	10.8	587.1	10.4	(0.3)	(0.1)
Total Public	2,243.3	41.4	2,295.1	40.8	(51.8)	(2.3)

Other	602.0	11.0	689.8	12.3	(87.8)	(12.7)

Total Net sales	$5,423.4	100.0%	$5,626.1	100.0%	$(202.7)	(3.6)%

	Six Months Ended June 30,
	2024		2023
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$4,331.1	42.1%	$4,448.7	41.5%	$(117.6)	(2.6)%

Small Business	763.8	7.4	807.6	7.5	(43.8)	(5.4)

Public:
Government	1,182.4	11.5	1,232.7	11.5	(50.3)	(4.1)
Education	1,614.2	15.7	1,692.5	15.8	(78.3)	(4.6)
Healthcare	1,171.4	11.4	1,182.7	11.0	(11.3)	(1.0)
Total Public	3,968.0	38.6	4,107.9	38.3	(139.9)	(3.4)

Other	1,233.2	11.9	1,365.0	12.7	(131.8)	(9.7)

Total Net sales	$10,296.1	100.0%	$10,729.2	100.0%	$(433.1)	(4.0)%
(1)There were 64 selling days for both the three months ended June 30, 2024 and 2023. There were 128 selling days for both the six months ended June 30, 2024 and 2023. Average daily sales is defined as Net sales divided by the number of selling days.

Operating income by segment, in dollars and as a percentage of Net sales by segment, and the year-over-year percentage change are as follows:

	Three Months Ended June 30,
	2024		2023
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$197.0	9.0%	$206.5	9.2%	(4.6)%
Small Business	45.6	11.9	42.4	10.7	7.5
Public	209.2	9.3	210.3	9.2	(0.5)
Other(2)	24.2	4.0	32.4	4.7	(25.3)
Headquarters(3)	(42.9)	nm*	(79.4)	nm*	(46.0)
Total Operating income	$433.1	8.0%	$412.2	7.3%	5.1%

	Six Months Ended June 30,
	2024		2023
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$375.0	8.7%	$399.8	9.0%	(6.2)%
Small Business	92.1	12.1	83.9	10.4	9.8
Public	335.2	8.4	337.8	8.2	(0.8)
Other(2)	49.5	4.0	68.9	5.0	(28.2)
Headquarters(3)	(90.7)	nm*	(122.9)	nm*	(26.2)
Total Operating income	$761.1	7.4%	$767.5	7.2%	(0.8)%
* nm - Not meaningful
(1)Segment operating income includes the segment’s direct operating income, allocations for certain headquarters function costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Includes headquarters function costs that are not allocated to the segments.
Three months ended June 30, 2024 compared with the three months ended June 30, 2023
Corporate segment Net sales decreased $50 million, or 2.2%, primarily due to a decrease in netcomm products, partially offset by an increase in notebooks/mobile devices. As a result, Gross profit dollars also decreased although partially offset by increased netted down revenue.
Corporate segment Operating income decreased $10 million, or 4.6%, primarily due to lower Gross profit dollars and higher bad debt expense for expected credit losses, partially offset by lower integration expenses.
Small Business segment Net sales decreased $13 million, or 3.4%, primarily due to a decline across all hardware categories and software, partially offset by services. Despite this decrease in Net sales, Gross profit dollars were higher primarily due to increased netted down revenue.
Small Business segment Operating income increased $3 million, or 7.5%, primarily due to higher Gross profit dollars.
Public segment Net sales decreased $52 million, or 2.3%, with lower Net sales across various categories, primarily driven by a decrease in netcomm products across all sales channels and collaboration hardware within the Education sales channel, partially offset by an increase in notebooks/mobile devices within the Education sales channel and services within the Government sales channel. Despite this decrease in Net sales, Gross profit dollars were higher due to increased netted down revenue.
Public segment Operating income decreased $1 million, or 0.5%, primarily due to higher payroll expenses, partially offset by higher Gross profit dollars.

Net sales in Other, which is comprised of results from our UK and Canadian operations, decreased $88 million, or 12.7%, primarily due to a decrease across various hardware categories and software related to UK operations, resulting in a decrease in Gross profit dollars.
Other Operating income decreased $8 million, or 25.3%, primarily due to lower Gross profit dollars and increased transformation initiative expense related to the UK operations.
Six months ended June 30, 2024 compared with the six months ended June 30, 2023
Corporate segment Net sales decreased $118 million, or 2.6%, primarily due to a decrease in netcomm products, partially offset by an increase in notebooks/mobile devices. As a result, Gross profit dollars also decreased although partially offset by increased netted down revenue.
Corporate segment Operating income decreased $25 million, or 6.2%, primarily due to lower Gross profit dollars and higher bad debt expense for expected credit losses, partially offset by lower integration expenses.
Small Business segment Net sales decreased $44 million, or 5.4%, primarily due to a decline across all hardware categories. Despite this decrease in Net sales, Gross profit dollars were higher primarily due to increased netted down revenue.
Small Business segment Operating income increased $8 million, or 9.8%, primarily due to higher Gross profit dollars and lower bad debt expense for reduced expected credit losses.
Public segment Net sales decreased $140 million, or 3.4%, primarily due to a decrease in netcomm products across all sales channels and collaboration hardware within the Education sales channel, partially offset by increase in notebooks/mobile devices across all sales channels. Despite this decrease in Net sales, Gross profit dollars were higher due to increased netted down revenue.
Public segment Operating income decreased $3 million, or 0.8%, primarily due to higher payroll expenses, partially offset by lower bad debt expense for reduced expected credit losses, lower integration expenses and higher Gross profit dollars.
Net sales in Other, which is comprised of results from our UK and Canadian operations, decreased $132 million, or 9.7%, primarily due to a decrease in software related to the UK operations and a decrease across various hardware categories within UK and Canadian operations, resulting in lower Gross profit dollars.
Other Operating income decreased $19 million, or 28.2%, primarily due to lower Gross profit dollars, increased transformation initiative expense and less favorable bad debt expense for expected credit losses.
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
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income and Non-GAAP net income per diluted share exclude, among other things, charges related to acquisition-related intangible asset amortization, equity-based compensation, acquisition and integration expenses, transformation initiatives, workplace optimization and the associated tax effects of each. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales. Free cash flow is defined as Net cash provided by operating activities less capital expenditures. Adjusted free cash flow is defined as Free cash flow adjusted to include certain cash flows from financing activities incurred in the normal course of operations or as capital expenditures.
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
We have included reconciliations of our non-GAAP financial measures to the most comparable US GAAP financial measures for the three and six months ended June 30, 2024 and 2023 below.
Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended June 30,
(dollars in millions)	2024	Percentage of Net Sales	2023	Percentage of Net Sales	Percent Change
Operating income, as reported	$433.1	8.0%	$412.2	7.3%	5.1%
Amortization of intangibles(1)	37.8		37.3
Equity-based compensation	28.7		24.8
Transformation initiatives(2)	8.7		4.6
Acquisition and integration expenses	0.9		8.7
Workplace optimization(3)	—		42.0
Other adjustments	1.1		0.2
Non-GAAP operating income	$510.3	9.4%	$529.8	9.4%	(3.7)%

	Six Months Ended June 30,
(dollars in millions)	2024	Percentage of Net Sales	2023	Percentage of Net Sales	Percent Change
Operating income, as reported	$761.1	7.4%	$767.5	7.2%	(0.8)%
Amortization of intangibles(1)	75.5		78.9
Equity-based compensation	48.1		45.6
Transformation initiatives(2)	14.8		9.6
Acquisition and integration expenses	1.6		17.6
Workplace optimization(3)	7.3		42.9
Other adjustments	5.4		2.0
Non-GAAP operating income	$913.8	8.9%	$964.1	9.0%	(5.2)%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended June 30,
	2024			2023
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income Percent Change
US GAAP, as reported	$379.7	$(98.6)	$281.1	$353.4	$(90.8)	$262.6	7.0%
Amortization of intangibles(2)	37.8	(9.8)	28.0	37.3	(9.6)	27.7
Equity-based compensation	28.7	(7.0)	21.7	24.8	(7.1)	17.7
Transformation initiatives(3)	8.7	(2.3)	6.4	4.6	(1.2)	3.4
Acquisition and integration expenses	0.9	(0.2)	0.7	8.7	(2.3)	6.4
Workplace optimization(4)	—	—	—	42.0	(10.9)	31.1
Other adjustments	1.1	(0.2)	0.9	0.2	(0.1)	0.1
Non-GAAP	$456.9	$(118.1)	$338.8	$471.0	$(122.0)	$349.0	(2.9)%

Net income per diluted share, as reported			$2.07			$1.92
Non-GAAP net income per diluted share			$2.50			$2.56
Shares used in computing US GAAP and Non-GAAP net income per diluted share			135.6			136.1

	Six Months Ended June 30,
	2024			2023
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income Percent Change
US GAAP, as reported	$656.3	$(159.1)	$497.2	$649.7	$(157.0)	$492.7	0.9%
Amortization of intangibles(2)	75.5	(19.6)	55.9	78.9	(20.5)	58.4
Equity-based compensation	48.1	(23.1)	25.0	45.6	(22.4)	23.2
Transformation initiatives(3)	14.8	(3.9)	10.9	9.6	(2.5)	7.1
Acquisition and integration expenses	1.6	(0.4)	1.2	17.6	(4.6)	13.0
Workplace optimization(4)	7.3	(1.9)	5.4	42.9	(11.1)	31.8
Other adjustments	5.4	(1.4)	4.0	2.0	(0.5)	1.5
Non-GAAP	$809.0	$(209.4)	$599.6	$846.3	$(218.6)	$627.7	(4.5)%

Net income per diluted share, as reported			$3.66			$3.60
Non-GAAP net income per diluted share			$4.41			$4.59
Shares used in computing US GAAP and Non-GAAP net income per diluted share			135.8			136.7
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Net sales on a constant currency basis

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	Percent Change(1)	2024	2023	Percent Change(1)
Net sales, as reported	$5,423.4	$5,626.1	(3.6)%	$10,296.1	$10,729.2	(4.0)%
Foreign currency translation(2)	—	(0.5)		—	19.2
Net sales, on a constant currency basis	$5,423.4	$5,625.6	(3.6)%	$10,296.1	$10,748.4	(4.2)%
(1)There were 64 selling days for both the three months ended June 30, 2024 and 2023. There were 128 selling days for both the six months ended June 30, 2024 and 2023. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Free cash flow and Adjusted free cash flow

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Net cash provided by operating activities	$589.9	$593.6
Capital expenditures	(60.4)	(71.3)
Free cash flow	529.5	522.3
Net change in accounts payable - inventory financing	(26.7)	161.6
Adjusted free cash flow(1)	$502.8	$683.9
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of June 30, 2024, we had $1.2 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
As of June 30, 2024, we had total unsecured indebtedness of $5.6 billion, and we were in compliance with the covenants under our credit agreements and indentures.
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
Share Repurchase Program
During the six months ended June 30, 2024, we repurchased 1.1 million shares of our common stock for $254 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2024 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.620	February 6, 2024	February 26, 2024	March 12, 2024
$0.620	April 30, 2024	May 24, 2024	June 11, 2024
On July 31, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.620 per share. The dividend will be paid on September 10, 2024 to all stockholders of record as of the close of business on August 26, 2024.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Net cash provided by operating activities	$589.9	$593.6

Investing Activities:
Capital expenditures	(60.4)	(71.3)
Acquisitions of businesses, net of cash acquired	(0.2)	(75.5)
Net cash used in investing activities	(60.6)	(146.8)

Financing Activities:
Net change in accounts payable - inventory financing	(26.7)	161.6
Other cash flows used in financing activities	(422.9)	(721.1)
Net cash used in financing activities	(449.6)	(559.5)

Effect of exchange rate changes on cash and cash equivalents	(3.1)	1.4
Net increase (decrease) in cash and cash equivalents	$76.6	$(111.3)

Operating Activities
Cash flows from operating activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2024	2023	Change
Net income	$497.2	$492.7	$4.5
Adjustments for the impact of non-cash items(1)	177.6	187.3	(9.7)
Net income adjusted for the impact of non-cash items	674.8	680.0	(5.2)
Changes in assets and liabilities:
Accounts receivable(2)	(161.5)	(13.0)	(148.5)
Merchandise inventory(3)	(57.7)	17.0	(74.7)
Accounts payable-trade(4)	236.9	(39.7)	276.6
Other(5)	(102.6)	(50.7)	(51.9)
Net cash provided by operating activities	$589.9	$593.6	$(3.7)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to timing of collections, including multi-year transactions, partially offset by lower sales activity.
(3)The change is primarily due to strategic and customer-driven stocking positions.
(4)The change is primarily due to timing of payments, partially offset by lower sales activity.
(5)The change is primarily due to higher vendor receivables in 2024.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2024	2023
Days of sales outstanding (DSO)(1)	72	67
Days of supply in inventory (DIO)(2)	13	14
Days of purchases outstanding (DPO)(3)	(68)	(67)
Cash conversion cycle	17	14
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
The cash conversion cycle increased to 17 days at June 30, 2024, compared to 14 days at June 30, 2023. The overall increase was primarily driven by an increase in DSO due to timing of collections, including multi-year transactions. In addition, netted down revenue has an unfavorable impact to DSO and a favorable impact to DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash used in investing activities decreased $86 million for the six months ended June 30, 2024 compared to June 30, 2023. This decrease was primarily due to cash flows for acquisitions in 2023.
Financing Activities
Net cash used in financing activities decreased $110 million for the six months ended June 30, 2024 compared to June 30, 2023. This decrease was primarily driven by lower share repurchases and lower repayments on debt, partially offset by decreased activity associated with inventory financing arrangements. For additional information regarding the inventory financing agreements and debt activities, see Note 4 (Inventory Financing Agreements) and Note 6 (Debt) to the accompanying Consolidated Financial Statements.

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
The following tables set forth Balance Sheet information as of June 30, 2024 and December 31, 2023, and Statement of Operations information for the six months ended June 30, 2024 and for the year ended December 31, 2023. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	June 30, 2024	December 31, 2023
Current assets	$6,106.4	$5,770.0

Goodwill	3,940.7	3,939.7
Other assets	1,996.4	1,978.4
Total Non-current assets	5,937.1	5,918.1

Current liabilities	5,742.2	4,975.4

Long-term debt	4,424.7	5,031.4
Other liabilities	754.7	697.7
Total Long-term liabilities	$5,179.4	$5,729.1
Statement of Operations Information

(dollars in millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Net sales	$9,043.8	$18,759.4
Gross profit	1,998.8	4,106.4
Operating income	712.4	1,507.3
Net income	428.9	945.6
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
April 1 through April 30, 2024	—	$—	—	$1,033.5
May 1 through May 31, 2024	0.7	224.30	0.7	888.2
June 1 through June 30, 2024	0.2	224.82	0.2	833.5
Total	0.9		0.9
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

CDW CORPORATION

Date:	July 31, 2024	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)