Form 10-Q
period 2024-09-30
CDW Corp
filed 2024-10-30
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of October 25, 2024, there were 133,264,062 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$946.7	$588.7
Short-term investments	211.7	—
Accounts receivable, net of allowance for credit losses of $37.5 and $28.8, respectively	4,894.0	4,567.5
Merchandise inventory	682.5	668.1
Miscellaneous receivables	520.1	470.5
Prepaid expenses and other	406.6	410.2
Total current assets	7,661.6	6,705.0
Operating lease right-of-use assets	129.2	128.8
Property and equipment, net	193.1	195.5
Goodwill	4,424.5	4,413.4
Other intangible assets, net	1,259.7	1,369.7
Other assets	708.6	472.2
Total Assets	$14,376.7	$13,284.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,179.9	$2,881.0
Accounts payable-inventory financing	357.0	430.9
Current maturities of long-term debt	423.2	613.1
Contract liabilities	474.7	487.4
Accrued expenses and other current liabilities:
Compensation	247.1	303.0
Advertising	148.4	119.9
Sales and income taxes	64.9	52.4
Other	563.4	554.3
Total current liabilities	5,458.6	5,442.0
Long-term liabilities:
Debt	5,607.5	5,031.8
Deferred income taxes	145.1	171.4
Operating lease liabilities	158.7	164.0
Other liabilities	657.5	432.9
Total long-term liabilities	6,568.8	5,800.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 133.2 and 134.1 shares outstanding, respectively	1.3	1.3
Paid-in capital	3,807.2	3,691.3
Accumulated deficit	(1,350.9)	(1,525.5)
Accumulated other comprehensive loss	(108.3)	(124.6)
Total stockholders’ equity	2,349.3	2,042.5
Total Liabilities and Stockholders’ Equity	$14,376.7	$13,284.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per-share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$5,516.6	$5,628.3	$15,812.7	$16,357.5
Cost of sales	4,315.9	4,400.6	12,365.6	12,858.9
Gross profit	1,200.7	1,227.7	3,447.1	3,498.6
Selling and administrative expenses	719.1	749.3	2,204.4	2,252.7
Operating income	481.6	478.4	1,242.7	1,245.9
Interest expense, net	(54.4)	(57.4)	(158.0)	(173.3)
Other income (expense), net	0.4	(1.2)	(0.8)	(3.1)
Income before income taxes	427.6	419.8	1,083.9	1,069.5
Income tax expense	(111.2)	(104.3)	(270.3)	(261.3)
Net income	$316.4	$315.5	$813.6	$808.2

Net income per common share:
Basic	$2.37	$2.35	$6.07	$6.00
Diluted	$2.34	$2.32	$6.00	$5.92

Weighted-average common shares outstanding:
Basic	133.5	134.1	134.0	134.8
Diluted	134.9	135.9	135.5	136.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$316.4	$315.5	$813.6	$808.2
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain from cash flow hedge	(7.6)	1.2	(5.7)	1.2
Reclassification of cash flow hedge to net income, net of tax	0.1	—	0.1	—
Foreign currency translation adjustments	34.2	(25.9)	21.9	1.7
Other comprehensive income (loss)	26.7	(24.7)	16.3	2.9
Comprehensive income	$343.1	$290.8	$829.9	$811.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$813.6	$808.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205.8	202.6
Equity-based compensation expense	50.8	71.6
Deferred income taxes	(27.0)	(32.1)
Provision for credit losses	17.1	12.2
Other	3.3	22.9
Changes in assets and liabilities:
Accounts receivable	(320.9)	42.7
Merchandise inventory	(10.5)	96.1
Other assets	(313.9)	237.3
Accounts payable-trade	287.5	(273.3)
Other liabilities	226.2	(126.0)
Net cash provided by operating activities	932.0	1,062.2
Cash flows from investing activities:
Capital expenditures	(94.0)	(114.7)
Purchases of short-term investments	(211.1)	—
Acquisitions of businesses, net of cash acquired	(0.2)	(76.2)
Other	(0.2)	(5.0)
Net cash used in investing activities	(305.5)	(195.9)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	207.6
Repayments of borrowings under revolving credit facility	—	(282.0)
Proceeds from issuance of long-term debt	1,197.8	—
Repayments of long-term debt	—	(100.0)
Payments to extinguish long-term debt	(778.8)	—
Payments of debt issuance costs	(10.4)	—
Repayments of receivable financing liability	(29.8)	(53.3)
Net change in accounts payable-inventory financing	(73.9)	165.4
Repurchases of common stock	(354.0)	(450.0)
Proceeds from stock option exercises	41.6	32.5
Payment of incentive compensation plan withholding taxes	(32.8)	(38.6)
Dividend payments	(249.0)	(238.4)
Other	18.6	17.1
Net cash used in financing activities	(270.7)	(739.7)
Effect of exchange rate changes on cash and cash equivalents	2.2	(1.1)
Net increase in cash and cash equivalents	358.0	125.5
Cash and cash equivalents—beginning of period	588.7	315.2
Cash and cash equivalents—end of period	$946.7	$440.7
Supplementary disclosure of cash flow information:
Interest paid	$(146.9)	$(141.2)
Income taxes paid, net	$(279.1)	$(285.1)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2024	133.6	$1.3	$3,789.9	$(1,481.3)	$(135.0)	$2,174.9
Net income	—	—	—	316.4	—	316.4
Equity-based compensation expense	—	—	2.7	—	—	2.7
Stock option exercises	—	—	6.6	—	—	6.6
Coworker Stock Purchase Plan	0.1	—	7.5	—	—	7.5
Repurchases of common stock	(0.5)	—	—	(100.0)	—	(100.0)
Dividends paid ($0.62 per share)	—	—	0.5	(83.2)	—	(82.7)
Incentive compensation plan stock withheld for taxes	—	—	—	(2.1)	—	(2.1)
Unrealized loss from hedge accounting	—	—	—	—	(7.6)	(7.6)
Reclassification of cash flow hedge to net income	—	—	—	—	0.1	0.1
Foreign currency translation and other	—	—	—	(0.7)	34.2	33.5
Balance as of September 30, 2024	133.2	$1.3	$3,807.2	$(1,350.9)	$(108.3)	$2,349.3

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2023	134.0	$1.3	$3,599.5	$(1,862.8)	$(124.8)	$1,613.2
Net income	—	—	—	315.5	—	315.5
Equity-based compensation expense	—	—	26.0	—	—	26.0
Stock option exercises	0.3	—	12.0	—	—	12.0
Coworker Stock Purchase Plan	—	—	7.0	—	—	7.0
Repurchases of common stock	(0.3)	—	—	(53.9)	—	(53.9)
Dividends paid ($0.59 per share)	—	—	0.5	(79.6)	—	(79.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(5.8)	—	(5.8)
Unrealized gain from hedge accounting	—	—	—	—	1.2	1.2
Foreign currency translation and other	—	—	—	(0.2)	(25.9)	(26.1)
Balance as of September 30, 2023	134.0	$1.3	$3,645.0	$(1,686.8)	$(149.5)	$1,810.0

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	134.1	$1.3	$3,691.3	$(1,525.5)	$(124.6)	$2,042.5
Net income	—	—	—	813.6	—	813.6
Equity-based compensation expense	—	—	50.8	—	—	50.8
Stock option exercises	0.6	—	41.6	—	—	41.6
Coworker Stock Purchase Plan	0.1	—	21.9	—	—	21.9
Repurchases of common stock	(1.6)	—	—	(354.0)	—	(354.0)
Dividends paid ($1.86 per share)	—	—	1.6	(250.6)	—	(249.0)
Incentive compensation plan stock withheld for taxes	—	—	—	(32.8)	—	(32.8)
Unrealized loss from hedge accounting	—	—	—	—	(5.7)	(5.7)
Reclassification of cash flow hedge to net income	—	—	—	—	0.1	0.1
Foreign currency translation and other	—	—	—	(1.6)	21.9	20.3
Balance as of September 30, 2024	133.2	$1.3	$3,807.2	$(1,350.9)	$(108.3)	$2,349.3

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	135.5	$1.4	$3,518.1	$(1,763.8)	$(152.4)	$1,603.3
Net income	—	—	—	808.2	—	808.2
Equity-based compensation expense	—	—	71.6	—	—	71.6
Stock option exercises	0.8	—	32.5	—	—	32.5
Coworker Stock Purchase Plan	0.1	—	21.4	—	—	21.4
Repurchases of common stock	(2.4)	(0.1)	—	(449.9)	—	(450.0)
Dividends paid ($1.77 per share)	—	—	1.4	(239.8)	—	(238.4)
Incentive compensation plan stock withheld for taxes	—	—	—	(38.6)	—	(38.6)
Unrealized gain from hedge accounting	—	—	—	—	1.2	1.2
Foreign currency translation and other	—	—	—	(2.9)	1.7	(1.2)
Balance as of September 30, 2023	134.0	$1.3	$3,645.0	$(1,686.8)	$(149.5)	$1,810.0

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
3.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Accounts receivable, current(1)	$4,894.0	$4,567.5
Accounts receivable, noncurrent(2)	639.4	337.5
Total accounts receivable	$5,533.4	$4,905.0
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Accounts receivable, noncurrent are presented within Other assets on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable are derecognized from the Consolidated Balance Sheet upon receipt of payment from the third-party financing company. During the nine months ended September 30, 2024 and 2023, the Company sold approximately $337 million and $382 million of accounts receivable, respectively.
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

	September 30, 2024	December 31, 2023
Contract assets(1)	$91.0	$111.8
Contract liabilities(2)(3)	$505.0	$527.4
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $30 million and $40 million of long-term contract liabilities that are presented within Other liabilities on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.
(3)For both the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $293 million related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2024 related to non-cancelable services contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$108.3	$64.6	$30.3	$11.5
4.    Inventory Financing Agreements
The Company has entered into agreements with financial institutions to facilitate the purchase of inventory from designated suppliers under certain terms and conditions to enhance liquidity. Under these agreements, the Company

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
receives extended payment terms and agrees to pay the financial institutions a stated amount of confirmed invoices from its designated suppliers. The Company does not incur any interest or other incremental expenses associated with these agreements as balances are paid when they are due. Additionally, the Company has no involvement in establishing the terms or conditions of the arrangements between its suppliers and the financial institutions.
The amounts outstanding under these agreements as of September 30, 2024 and December 31, 2023 were $357 million and $431 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 5 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 5 (Debt).
5.    Debt

			September 30, 2024	December 31, 2023
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2026	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	183.5	575.0
Senior notes due 2025	May 2025	4.125%	211.1	600.0
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2030	March 2030	5.100%	600.0	—
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2034	August 2034	5.550%	600.0	—
Total unsecured senior notes			5,394.6	4,975.0

Receivable financing liability			28.0	56.9
Other long-term obligations			8.4	6.9
Unamortized debt issuance costs and discount			(34.8)	(28.4)
Current maturities of long-term debt			(423.2)	(613.1)
Total long-term debt			$5,607.5	$5,031.8
As of September 30, 2024, the Company is in compliance with the covenants under its credit agreements and indentures.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of September 30, 2024, the Company could have borrowed up to an additional $1.3 billion under the Revolving Loan Facility. As of September 30, 2024, the Revolving Loan Facility had $346 million reserved for the floorplan sub-facility.
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
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the nine months ended September 30, 2024.
Debt Issuances and Extinguishments
On August 22, 2024, the Company completed the issuance of $600 million aggregate principal amount of 5.100% Senior Notes due 2030 (the “2030 Notes”) at 99.889% of par and $600 million aggregate principal amount of 5.550% Senior Notes due 2034 (the “2034 Notes”) at 99.742% of par (collectively, the “Notes”). Interest on the 2030 Notes is payable semi-annually on March 1 and September 1 of each year. Interest on the 2034 Notes is payable semi-annually on February 22 and August 22 of each year. The net proceeds from the Notes issuance were used to fund the settlement of the concurrent cash tender offer and the payment of related accrued and unpaid interest, fees and expenses and general corporate purposes, including the redemption of the remaining 5.500% Senior Notes due 2024 and the repayment at maturity of the remaining 4.125% Senior Notes due 2025.
On August 22, 2024, concurrent with the Notes issuance, the Company completed a cash tender offer for $391 million and $389 million of the outstanding aggregate principal amounts under its 5.500% Senior Notes due 2024 and the 4.125% Senior Notes due 2025, respectively, plus accrued and unpaid interest, fees and expenses. In connection with the cash tender offer, the Company recognized an immaterial net gain on extinguishment of debt, which is presented within Other income (expense), net on the Consolidated Statements of Operations.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized debt issuance costs, were as follows:

	September 30, 2024	December 31, 2023
Fair value	$5,895.2	$5,348.2
Carrying value	$6,065.5	$5,673.3
6.    Fair Value Measurements and Financial Instruments
Derivative Instruments
The Company may use derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The following sections detail the Company’s derivative financial instruments.
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The Company has interest rate collar agreements that provide for a contractually specified interest rate cap and an interest rate floor based on SOFR. The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed during the nine months ended September 30, 2024.
As of September 30, 2024 and December 31, 2023, the interest rate collar agreements were classified within Long-term liabilities - Other liabilities on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of September 30, 2024 and December 31, 2023, and these agreements mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2024 and 2023, the changes in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net were not material.
Treasury Locks
The Company used treasury lock agreements to manage interest rate risk in advance of the issuance of fixed rate debt. During the three months ended September 30, 2024, the Company executed and settled treasury lock agreements for a total notional value of $600 million, concurrent with the issuance of unsecured senior notes. The treasury lock agreements were settled at an immaterial loss. For additional information regarding the issuance of the unsecured senior notes, see Note 5 (Debt).
The treasury lock agreements were designated as cash flow hedges. The loss on the settlement was recorded to AOCL and is subsequently reclassified into Interest expense, net over the term of the debt in the same period during which the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2024, the reclassification from AOCL to Interest expense, net was not material.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Short-term Investments
Short-term investments, which have a maturity that extends beyond three months but within one year, is comprised of a certificate of deposit. As of September 30, 2024, the amortized cost of the certificate of deposit was $212 million and is classified within Short-term investments on the Consolidated Balance Sheets. The fair value of the short-term investment approximates the carrying value due to its short-term nature and is classified as a Level 2 in the fair value hierarchy.
7.    Income Taxes
Income tax expense was $111 million and $104 million for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.0% and 24.8% for the three months ended September 30, 2024 and 2023, respectively.
Income tax expense was $270 million and $261 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate was 24.9% and 24.4% for the nine months ended September 30, 2024 and 2023, respectively.
The effective tax rate for both the three and nine months ended September 30, 2024 and 2023 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
8.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted-average shares outstanding	133.5	134.1	134.0	134.8
Effect of dilutive securities(1)	1.4	1.8	1.5	1.6
Diluted weighted-average shares outstanding(2)	134.9	135.9	135.5	136.4
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2024 and 2023. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.
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
As of September 30, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Information about the Company’s segments is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2024
Net sales	$2,161.2	$379.7	$2,335.7	$640.0	$—	$5,516.6
Operating income (loss)	209.0	45.6	240.2	32.5	(45.7)	481.6
Depreciation and amortization expense	(18.8)	(0.9)	(14.2)	(6.9)	(28.3)	(69.1)

Three Months Ended September 30, 2023
Net sales	$2,226.5	$378.4	$2,422.1	$601.3	$—	$5,628.3
Operating income (loss)	211.1	45.3	237.1	30.3	(45.4)	478.4
Depreciation and amortization expense	(19.8)	(1.2)	(13.7)	(7.4)	(23.9)	(66.0)

Nine Months Ended September 30, 2024
Net sales	$6,492.3	$1,143.5	$6,303.7	$1,873.2	$—	$15,812.7
Operating income (loss)	584.0	137.7	575.4	82.0	(136.4)	1,242.7
Depreciation and amortization expense	(57.9)	(2.7)	(41.9)	(21.1)	(82.2)	(205.8)

Nine Months Ended September 30, 2023
Net sales	$6,675.2	$1,186.0	$6,530.0	$1,966.3	$—	$16,357.5
Operating income (loss)	610.9	129.2	574.9	99.2	(168.3)	1,245.9
Depreciation and amortization expense	(62.2)	(3.6)	(44.1)	(22.7)	(70.0)	(202.6)

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2024
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,149.4	$373.0	$2,333.8	$6.9	$4,863.1
Rest of World	11.8	6.7	1.9	633.1	653.5
Total Net sales	$2,161.2	$379.7	$2,335.7	$640.0	$5,516.6

Major Product and Services
Hardware	$1,468.6	$294.7	$1,742.8	$452.5	$3,958.6
Software	458.4	60.3	427.0	102.6	1,048.3
Services	218.9	20.4	161.0	81.6	481.9
Other(2)	15.3	4.3	4.9	3.3	27.8
Total Net sales	$2,161.2	$379.7	$2,335.7	$640.0	$5,516.6

Sales by Channel
Corporate	$2,161.2	$—	$—	$—	$2,161.2
Small Business	—	379.7	—	—	379.7
Government	—	—	691.0	—	691.0
Education	—	—	995.7	—	995.7
Healthcare	—	—	649.0	—	649.0
Other	—	—	—	640.0	640.0
Total Net sales	$2,161.2	$379.7	$2,335.7	$640.0	$5,516.6

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$1,799.8	$328.1	$2,053.4	$539.7	$4,721.0
Transferred at a point in time where CDW is agent	197.5	37.0	160.0	33.6	428.1
Transferred over time where CDW is principal	163.9	14.6	122.3	66.7	367.5
Total Net sales	$2,161.2	$379.7	$2,335.7	$640.0	$5,516.6

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended September 30, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,206.8	$370.3	$2,419.4	$7.3	$5,003.8
Rest of World	19.7	8.1	2.7	594.0	624.5
Total Net sales	$2,226.5	$378.4	$2,422.1	$601.3	$5,628.3

Major Product and Services
Hardware	$1,570.8	$300.4	$1,883.4	$426.8	$4,181.4
Software	423.6	59.5	407.1	106.8	997.0
Services	216.5	13.9	126.5	64.4	421.3
Other(2)	15.6	4.6	5.1	3.3	28.6
Total Net sales	$2,226.5	$378.4	$2,422.1	$601.3	$5,628.3

Sales by Channel
Corporate	$2,226.5	$—	$—	$—	$2,226.5
Small Business	—	378.4	—	—	378.4
Government	—	—	775.7	—	775.7
Education	—	—	1,026.7	—	1,026.7
Healthcare	—	—	619.7	—	619.7
Other	—	—	—	601.3	601.3
Total Net sales	$2,226.5	$378.4	$2,422.1	$601.3	$5,628.3

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$1,861.9	$333.1	$2,169.3	$520.3	$4,884.6
Transferred at a point in time where CDW is agent	192.9	37.1	143.9	25.8	399.7
Transferred over time where CDW is principal	171.7	8.2	108.9	55.2	344.0
Total Net sales	$2,226.5	$378.4	$2,422.1	$601.3	$5,628.3

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2024
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$6,448.0	$1,125.9	$6,298.6	$20.3	$13,892.8
Rest of World	44.3	17.6	5.1	1,852.9	1,919.9
Total Net sales	$6,492.3	$1,143.5	$6,303.7	$1,873.2	$15,812.7

Major Product and Services
Hardware	$4,466.4	$902.0	$4,855.4	$1,342.8	$11,566.6
Software	1,312.1	173.7	992.6	299.9	2,778.3
Services	668.1	54.7	441.6	221.7	1,386.1
Other(2)	45.7	13.1	14.1	8.8	81.7
Total Net sales	$6,492.3	$1,143.5	$6,303.7	$1,873.2	$15,812.7

Sales by Channel
Corporate	$6,492.3	$—	$—	$—	$6,492.3
Small Business	—	1,143.5	—	—	1,143.5
Government	—	—	1,873.4	—	1,873.4
Education	—	—	2,609.9	—	2,609.9
Healthcare	—	—	1,820.4	—	1,820.4
Other	—	—	—	1,873.2	1,873.2
Total Net sales	$6,492.3	$1,143.5	$6,303.7	$1,873.2	$15,812.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$5,409.5	$997.0	$5,561.3	$1,593.8	$13,561.6
Transferred at a point in time where CDW is agent	585.5	110.3	402.7	95.6	1,194.1
Transferred over time where CDW is principal	497.3	36.2	339.7	183.8	1,057.0
Total Net sales	$6,492.3	$1,143.5	$6,303.7	$1,873.2	$15,812.7

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2023
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$6,620.0	$1,170.6	$6,525.8	$21.2	$14,337.6
Rest of World	55.2	15.4	4.2	1,945.1	2,019.9
Total Net sales	$6,675.2	$1,186.0	$6,530.0	$1,966.3	$16,357.5

Major Product and Services
Hardware	$4,686.6	$952.6	$5,130.8	$1,379.9	$12,149.9
Software	1,265.4	174.3	982.7	383.4	2,805.8
Services	675.4	45.1	402.3	193.8	1,316.6
Other(2)	47.8	14.0	14.2	9.2	85.2
Total Net sales	$6,675.2	$1,186.0	$6,530.0	$1,966.3	$16,357.5

Sales by Channel
Corporate	$6,675.2	$—	$—	$—	$6,675.2
Small Business	—	1,186.0	—	—	1,186.0
Government	—	—	2,008.4	—	2,008.4
Education	—	—	2,719.2	—	2,719.2
Healthcare	—	—	1,802.4	—	1,802.4
Other	—	—	—	1,966.3	1,966.3
Total Net sales	$6,675.2	$1,186.0	$6,530.0	$1,966.3	$16,357.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$5,614.6	$1,053.3	$5,858.6	$1,718.1	$14,244.6
Transferred at a point in time where CDW is agent	563.3	106.8	362.1	80.9	1,113.1
Transferred over time where CDW is principal	497.3	25.9	309.3	167.3	999.8
Total Net sales	$6,675.2	$1,186.0	$6,530.0	$1,966.3	$16,357.5

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three and nine months ended September 30, 2024 and 2023. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2024		2023
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,370.4	24.8%	$1,228.9	21.8%
Netcomm Products	667.6	12.1	877.1	15.6
Collaboration	460.3	8.3	490.1	8.7
Data Storage and Servers	506.0	9.2	575.6	10.2
Desktops	291.4	5.3	264.6	4.7
Other Hardware	662.9	12.1	745.1	13.3
Total Hardware	3,958.6	71.8	4,181.4	74.3

Software(1)	1,048.3	19.0	997.0	17.7
Services(1)	481.9	8.7	421.3	7.5
Other(2)	27.8	0.5	28.6	0.5
Total Net sales	$5,516.6	100.0%	$5,628.3	100.0%

	Nine Months Ended September 30,
	2024		2023
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$3,949.9	25.0%	$3,614.4	22.1%
Netcomm Products	1,877.1	11.9	2,538.0	15.5
Collaboration	1,364.9	8.6	1,499.7	9.2
Data Storage and Servers	1,593.2	10.1	1,653.6	10.1
Desktops	845.3	5.3	827.3	5.1
Other Hardware	1,936.2	12.2	2,016.9	12.3
Total Hardware	11,566.6	73.1	12,149.9	74.3

Software(1)	2,778.3	17.6	2,805.8	17.2
Services(1)	1,386.1	8.8	1,316.6	8.0
Other(2)	81.7	0.5	85.2	0.5
Total Net sales	$15,812.7	100.0%	$16,357.5	100.0%
(1)Certain software and services revenues are recorded on a net basis as the Company is acting as an agent in the transaction. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.
11.    Subsequent Event
On October 7, 2024, the Company redeemed the remaining outstanding 5.500% Senior Notes due 2024, which were scheduled to mature on December 1, 2024, at par for $184 million.

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
We are vendor, technology and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 11,200 customer-facing coworkers, including sellers, highly-skilled technology specialists and advanced service delivery engineers. We are a leading sales channel partner for many original equipment manufacturers, software publishers and cloud providers (collectively, our “vendor partners”), whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness and ability to spend on information technology. Macroeconomic uncertainty persists as a result of the inflationary environment and corresponding level of interest rates driven by monetary policy. The uncertainty in the current economic environment resulted in, and may continue to result in, a delay, pause or reduction of investments in technology by our customers.
•Customers are evaluating the complex technology landscape in order to balance priorities and focus on solutions that lead to business optimization, cost management and security risk management, resulting in a more measured approach to their IT spending. We have orchestrated solutions by leveraging security, software and hybrid and cloud offerings to help customers achieve their objectives.
•Changes and uncertainty related to spending policies, budget priorities, timing and funding levels, including current and future stimulus packages, are key factors influencing the purchasing levels of government, healthcare and education customers. As the duration and ongoing impact of current economic conditions remain uncertain, current and future budget priorities and funding levels for government, healthcare and education customers may be adversely affected, leading to lower IT spend.
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
The results of certain key business metrics for the comparative periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts and percentages)	2024	2023	2024	2023
Net sales	$5,516.6	$5,628.3	$15,812.7	$16,357.5
Gross profit	$1,200.7	$1,227.7	$3,447.1	$3,498.6
Gross profit margin	21.8%	21.8%	21.8%	21.4%
Operating income	$481.6	$478.4	$1,242.7	$1,245.9
Operating income margin	8.7%	8.5%	7.9%	7.6%
Non-GAAP operating income	$534.0	$556.3	$1,447.8	$1,520.4
Non-GAAP operating income margin	9.7%	9.9%	9.2%	9.3%
Net income	$316.4	$315.5	$813.6	$808.2
Non-GAAP net income	$354.9	$369.4	$954.5	$997.1
Net income per diluted share	$2.34	$2.32	$6.00	$5.92
Non-GAAP net income per diluted share	$2.63	$2.72	$7.04	$7.31
Average daily sales(1)	$86.2	$89.3	$82.4	$85.6
(1)Defined as Net sales divided by the number of selling days. There were 64 and 63 selling days for the three months ended September 30, 2024 and 2023, respectively. There were 192 and 191 selling days for the nine months ended September 30, 2024 and 2023, respectively.

(dollars in millions)	September 30, 2024	September 30, 2023
Net debt(1)	$4,872.3	$5,260.8
Cash conversion cycle (in days)(2)	17	15
Net cash provided by operating activities	$932.0	$1,062.2
Adjusted free cash flow(3)	$764.1	$1,112.9
(1)Defined as total debt minus Cash and cash equivalents and Short-term investments.
(2)Defined as days of sales outstanding in Accounts receivable and certain receivables due from vendors plus days of supply in Merchandise inventory minus days of purchases outstanding in Accounts payable-trade and Accounts payable-inventory financing, based on a rolling three-month average.
(3)Defined as Net cash provided by operating activities less Capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.

Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the three and nine months ended September 30, 2024 and 2023 are below. For additional information on Net sales and Operating income by segment, see the “Segment Results of Operations.”

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except percentages)	2024	2023	% Change	2024	2023	% Change
Net sales	$5,516.6	$5,628.3	(2.0)%	$15,812.7	$16,357.5	(3.3)%
Cost of sales	4,315.9	4,400.6	(1.9)	12,365.6	12,858.9	(3.8)
Gross profit	1,200.7	1,227.7	(2.2)	3,447.1	3,498.6	(1.5)
Gross profit margin	21.8%	21.8%		21.8%	21.4%
Selling and administrative expenses	719.1	749.3	(4.0)	2,204.4	2,252.7	(2.1)
Operating income	481.6	478.4	0.7	1,242.7	1,245.9	(0.3)
Operating income margin	8.7%	8.5%		7.9%	7.6%
Interest expense, net	(54.4)	(57.4)	(5.2)	(158.0)	(173.3)	(8.8)
Other income (expense), net	0.4	(1.2)	nm*	(0.8)	(3.1)	(74.2)
Income before income taxes	427.6	419.8	1.9	1,083.9	1,069.5	1.3
Income tax expense	(111.2)	(104.3)	6.6	(270.3)	(261.3)	3.4
Net income	$316.4	$315.5	0.3%	$813.6	$808.2	0.7%
*nm - Not meaningful
Three months ended September 30, 2024 compared with the three months ended September 30, 2023
Net sales decreased $112 million, or 2.0%, with lower Net sales in the Public and Corporate segments, partially offset by UK and Canadian operations. The decrease was primarily due to a decrease in netcomm products, partially offset by an increase in notebooks/mobile devices. Continued economic uncertainty and the complex technology landscape has led customers to be cautious and measured in their approach to technology spending, leading to a decline in Net sales.
Gross profit decreased $27 million, or 2.2%, primarily due to lower Net sales across various hardware categories, partially offset by increased netted down revenue. Gross profit margin, expressed as Gross profit as a percentage of Net sales, remained consistent at 21.8%.
Selling and administrative expenses decreased $30 million, or 4.0%, primarily due to lower performance-based compensation, including equity-based compensation, consistent with lower attainment against certain financial measures.
Operating income increased $3 million, or 0.7%, to $482 million for the three months ended September 30, 2024 compared to $478 million for the three months ended September 30, 2023.
Interest expense, net includes interest expense and interest income. Interest expense, net decreased $3 million, or 5.2%, primarily due to increased interest income earned on higher average cash balances, partially offset by increased interest expense on higher debt levels.
Income tax expense increased $7 million, or 6.6%. The effective tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 26.0% and 24.8% for the three months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate was primarily attributable to lower excess tax benefits on equity-based compensation.
Nine months ended September 30, 2024 compared with the nine months ended September 30, 2023
Net sales decreased $545 million, or 3.3%, with lower Net sales across all operating segments. The decrease was primarily due to a decrease in netcomm and collaboration products, partially offset by an increase in notebooks/mobile devices. Continued economic uncertainty and the complex technology landscape has led customers to be cautious and measured in their approach to technology spending, leading to a decline in Net sales.
Gross profit decreased $52 million, or 1.5%. Gross profit margin, expressed as Gross profit as a percentage of Net sales, increased 40 basis points primarily driven by a higher contribution of netted down revenue, primarily software as a service, partially offset by an increased mix into notebooks/mobile devices.

Selling and administrative expenses decreased $48 million, or 2.1%, primarily due to lower performance-based compensation, including equity-based compensation, consistent with lower attainment against certain financial measures, and lower workplace optimization costs, partially offset by increased transformation and other related costs.
Operating income decreased $3 million, or 0.3%, to $1,243 million for the nine months ended September 30, 2024 compared to $1,246 million for the nine months ended September 30, 2023.
Interest expense, net decreased $15 million, or 8.8%, primarily due to increased interest income earned on higher average cash balances and decreased interest expense on lower average debt levels during 2024, partially offset by higher variable interest rate on the senior unsecured term loan.
Income tax expense increased $9 million, or 3.4%. The effective tax rate was 24.9% and 24.4% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate was primarily attributable to lower excess tax benefits on equity-based compensation.

Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar, percentage and average daily sales percentage change in Net sales by segment are as follows:

	Three Months Ended September 30,
	2024		2023
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$2,161.2	39.2%	$2,226.5	39.6%	$(65.3)	(2.9)%	(4.4)%

Small Business	379.7	6.9	378.4	6.7	1.3	0.3	(1.2)

Public:
Government	691.0	12.5	775.7	13.8	(84.7)	(10.9)	(12.3)
Education	995.7	18.0	1,026.7	18.2	(31.0)	(3.0)	(4.5)
Healthcare	649.0	11.8	619.7	11.0	29.3	4.7	3.1
Total Public	2,335.7	42.3	2,422.1	43.0	(86.4)	(3.6)	(5.1)

Other	640.0	11.6	601.3	10.7	38.7	6.4	4.8

Total Net sales	$5,516.6	100.0%	$5,628.3	100.0%	$(111.7)	(2.0)%	(3.5)%

	Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$6,492.3	41.1%	$6,675.2	40.8%	$(182.9)	(2.7)%	(3.2)%

Small Business	1,143.5	7.2	1,186.0	7.3	(42.5)	(3.6)	(4.1)

Public:
Government	1,873.4	11.8	2,008.4	12.3	(135.0)	(6.7)	(7.2)
Education	2,609.9	16.5	2,719.2	16.6	(109.3)	(4.0)	(4.5)
Healthcare	1,820.4	11.5	1,802.4	11.0	18.0	1.0	0.5
Total Public	6,303.7	39.8	6,530.0	39.9	(226.3)	(3.5)	(4.0)

Other	1,873.2	11.9	1,966.3	12.0	(93.1)	(4.7)	(5.2)

Total Net sales	$15,812.7	100.0%	$16,357.5	100.0%	$(544.8)	(3.3)%	(3.8)%
(1)There were 64 and 63 selling days for the three months ended September 30, 2024 and 2023, respectively. There were 192 and 191 selling days for the nine months ended September 30, 2024 and 2023, respectively. Average daily sales is defined as Net sales divided by the number of selling days.

Operating income by segment, in dollars and as a percentage of Net sales by segment, and the year-over-year percentage change are as follows:

	Three Months Ended September 30,
	2024		2023
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$209.0	9.7%	$211.1	9.5%	(1.0)%
Small Business	45.6	12.0	45.3	12.0	0.7
Public	240.2	10.3	237.1	9.8	1.3
Other(2)	32.5	5.1	30.3	5.0	7.3
Headquarters(3)	(45.7)	nm*	(45.4)	nm*	(0.7)
Total Operating income	$481.6	8.7%	$478.4	8.5%	0.7%

	Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Percent Change in Operating Income
Segments:(1)
Corporate	$584.0	9.0%	$610.9	9.2%	(4.4)%
Small Business	137.7	12.0	129.2	10.9	6.6
Public	575.4	9.1	574.9	8.8	0.1
Other(2)	82.0	4.4	99.2	5.0	(17.3)
Headquarters(3)	(136.4)	nm*	(168.3)	nm*	19.0
Total Operating income	$1,242.7	7.9%	$1,245.9	7.6%	(0.3)%
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
Three months ended September 30, 2024 compared with the three months ended September 30, 2023
Corporate segment Net sales decreased $65 million, or 2.9%, primarily due to a decrease in netcomm products, partially offset by an increase in notebooks/mobile devices. As a result, Gross profit dollars also decreased.
Corporate segment Operating income decreased $2 million, or 1.0%, primarily due to lower Gross profit dollars, partially offset by lower performance-based compensation, including equity-based compensation, consistent with lower attainment against certain financial measures.
Small Business segment Net sales remained relatively consistent with an increase of $1 million, or 0.3%, primarily due to an increase in services, partially offset by a decrease in data storage and servers. As a result, Gross profit dollars remained relatively consistent.
Small Business segment Operating income remained relatively consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 with an increase of $0.3 million or 0.7%.
Public segment Net sales decreased $86 million, or 3.6%, primarily due to a decrease across various hardware categories. Most notably, netcomm products decreased within the Healthcare and Education sales channels, data storage and servers decreased within the Government sales channel and various other hardware products decreased across all sales channels. These decreases were partially offset by an increase in notebooks/mobile devices within the Education and Healthcare sales channels. As a result, Gross profit dollars decreased although partially offset by increased netted down revenue.

Public segment Operating income increased $3 million, or 1.3%, as Gross profit dollars declined but were more than offset by lower performance-based compensation, including equity-based compensation, consistent with lower attainment against certain financial measures.
Net sales in Other, which is comprised of results from our UK and Canadian operations, increased $39 million, or 6.4%, primarily due to an increase in data storage and servers and services related to UK and Canadian operations. As a result, Gross profit dollars also increased.
Other Operating income increased $2 million, or 7.3%, primarily due to higher Gross profit dollars, partially offset by higher payroll expenses and increased transformation and other related costs.
Nine months ended September 30, 2024 compared with the nine months ended September 30, 2023
Corporate segment Net sales decreased $183 million, or 2.7%, primarily due to a decrease in netcomm products, partially offset by an increase in notebooks/mobile devices. As a result, Gross profit dollars decreased although partially offset by increased netted down revenue.
Corporate segment Operating income decreased $27 million, or 4.4%, primarily due to lower Gross profit dollars, partially offset by lower performance-based compensation, including equity-based compensation, consistent with lower attainment against certain financial measures.
Small Business segment Net sales decreased $43 million, or 3.6%, primarily due to a decline across all hardware categories, partially offset by an increase in services. As a result, Gross profit dollars decreased although partially offset by increased netted down revenue.
Small Business segment Operating income increased $9 million, or 6.6%, as Gross profit dollars declined but were more than offset by a decrease across various selling and administrative expenses.
Public segment Net sales decreased $226 million, or 3.5%, primarily due to a decrease across various hardware categories. Most notably, netcomm products decreased across all sales channels and collaboration products decreased within the Education sales channel, partially offset by an increase in notebooks/mobile devices across all sales channels. As a result, Gross profit dollars decreased although partially offset by increased netted down revenue.
Public segment Operating income remained consistent for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 with an increase of $1 million, or 0.1%, as Gross profit dollars declined but were more than offset by lower performance-based compensation, including equity-based compensation, consistent with lower attainment against certain financial measures.
Net sales in Other, which is comprised of results from our UK and Canadian operations, decreased $93 million, or 4.7%, primarily due to a decrease in software related to the UK operations. As a result, Gross profit dollars decreased although partially offset by increased netted down revenue.
Other Operating income decreased $17 million, or 17.3%, primarily due to increased transformation initiative expense and less favorable bad debt expense for expected credit losses.
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
We have included reconciliations of our non-GAAP financial measures to the most comparable US GAAP financial measures for the three and nine months ended September 30, 2024 and 2023 below.
Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended September 30,
(dollars in millions)	2024	Percentage of Net Sales	2023	Percentage of Net Sales	Percent Change
Operating income, as reported	$481.6	8.7%	$478.4	8.5%	0.7%
Amortization of intangibles(1)	37.7		37.3
Equity-based compensation	2.7		26.0
Transformation initiatives(2)	8.3		6.4
Acquisition and integration expenses	0.5		7.1
Workplace optimization(3)	2.2		(0.4)
Other adjustments	1.0		1.5
Non-GAAP operating income	$534.0	9.7%	$556.3	9.9%	(4.0)%

	Nine Months Ended September 30,
(dollars in millions)	2024	Percentage of Net Sales	2023	Percentage of Net Sales	Percent Change
Operating income, as reported	$1,242.7	7.9%	$1,245.9	7.6%	(0.3)%
Amortization of intangibles(1)	113.2		116.2
Equity-based compensation	50.8		71.6
Transformation initiatives(2)	23.1		16.0
Acquisition and integration expenses	2.1		24.7
Workplace optimization(3)	9.5		42.5
Other adjustments	6.4		3.5
Non-GAAP operating income	$1,447.8	9.2%	$1,520.4	9.3%	(4.8)%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended September 30,
	2024			2023
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income Percent Change
US GAAP, as reported	$427.6	$(111.2)	$316.4	$419.8	$(104.3)	$315.5	0.3%
Amortization of intangibles(2)	37.7	(9.8)	27.9	37.3	(9.7)	27.6
Equity-based compensation	2.7	(0.3)	2.4	26.0	(10.3)	15.7
Transformation initiatives(3)	8.3	(2.1)	6.2	6.4	(1.7)	4.7
Acquisition and integration expenses	0.5	(0.1)	0.4	7.1	(1.8)	5.3
Workplace optimization(4)	2.2	(0.6)	1.6	(0.4)	—	(0.4)
Other adjustments	0.1	(0.1)	—	1.5	(0.5)	1.0
Non-GAAP	$479.1	$(124.2)	$354.9	$497.7	$(128.3)	$369.4	(3.9)%

Net income per diluted share, as reported			$2.34			$2.32
Non-GAAP net income per diluted share			$2.63			$2.72
Shares used in computing US GAAP and Non-GAAP net income per diluted share			134.9			135.9

	Nine Months Ended September 30,
	2024			2023
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income Percent Change
US GAAP, as reported	$1,083.9	$(270.3)	$813.6	$1,069.5	$(261.3)	$808.2	0.7%
Amortization of intangibles(2)	113.2	(29.4)	83.8	116.2	(30.2)	86.0
Equity-based compensation	50.8	(23.4)	27.4	71.6	(32.7)	38.9
Transformation initiatives(3)	23.1	(6.0)	17.1	16.0	(4.2)	11.8
Acquisition and integration expenses	2.1	(0.5)	1.6	24.7	(6.4)	18.3
Workplace optimization(4)	9.5	(2.5)	7.0	42.5	(11.1)	31.4
Other adjustments	5.5	(1.5)	4.0	3.5	(1.0)	2.5
Non-GAAP	$1,288.1	$(333.6)	$954.5	$1,344.0	$(346.9)	$997.1	(4.3)%

Net income per diluted share, as reported			$6.00			$5.92
Non-GAAP net income per diluted share			$7.04			$7.31
Shares used in computing US GAAP and Non-GAAP net income per diluted share			135.5			136.4
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to the workforce reduction program and charges related to the reduction of our real estate lease portfolio.

Net sales on a constant currency basis

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	Percent Change(1)	Average Daily % Change(1)	2024	2023	Percent Change(1)	Average Daily % Change(1)
Net sales, as reported	$5,516.6	$5,628.3	(2.0)%	(3.5)%	$15,812.7	$16,357.5	(3.3)%	(3.8)%
Foreign currency translation(2)	—	6.6			—	27.2
Net sales, on a constant currency basis	$5,516.6	$5,634.9	(2.1)%	(3.6)%	$15,812.7	$16,384.7	(3.5)%	(4.0)%
(1)There were 64 and 63 selling days for the three months ended September 30, 2024 and 2023, respectively. There were 192 and 191 selling days for the nine months ended September 30, 2024 and 2023, respectively. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Free cash flow and Adjusted free cash flow

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Net cash provided by operating activities	$932.0	$1,062.2
Capital expenditures	(94.0)	(114.7)
Free cash flow	838.0	947.5
Net change in accounts payable - inventory financing	(73.9)	165.4
Adjusted free cash flow(1)	$764.1	$1,112.9
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of September 30, 2024, we had $1.3 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
As of September 30, 2024, we had total unsecured indebtedness of $6.0 billion, and we were in compliance with the covenants under our credit agreements and indentures.
During the third quarter of 2024, we issued $600 million aggregate principal amount of 5.100% Senior Notes due 2030 and $600 million aggregate principal amount of 5.550% Senior Notes due 2034 (collectively, the “Notes”). Concurrent with the Notes issuance, we settled a cash tender offer for $391 million and $389 million of the outstanding aggregate principal amounts under the 5.500% Senior Notes due 2024 and the 4.125% Senior Notes due 2025, respectively.
We may from time to time repurchase one or more series of our outstanding unsecured senior notes, depending on market conditions, contractual commitments, our capital needs and other factors. Repurchases of our senior notes may be made by open market or privately negotiated transactions and may be pursuant to Rule 10b5-1 plans or otherwise. On October 7, 2024, we redeemed the remaining outstanding 5.500% Senior Notes due 2024, which were scheduled to mature on December 1, 2024, at par for $184 million.
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
Share Repurchase Program
During the nine months ended September 30, 2024, we repurchased 1.6 million shares of our common stock for $354 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2024 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.620	February 6, 2024	February 26, 2024	March 12, 2024
$0.620	April 30, 2024	May 24, 2024	June 11, 2024
$0.620	July 30, 2024	August 26, 2024	September 10, 2024
On October 30, 2024, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.625 per share. The dividend will be paid on December 10, 2024 to all stockholders of record as of the close of business on November 25, 2024.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Net cash provided by operating activities	$932.0	$1,062.2

Investing Activities:
Capital expenditures	(94.0)	(114.7)
Purchases of short-term investments	(211.1)	—
Other cash flows used in investing activities	(0.4)	(81.2)
Net cash used in investing activities	(305.5)	(195.9)

Financing Activities:
Net change in accounts payable - inventory financing	(73.9)	165.4
Other cash flows used in financing activities	(196.8)	(905.1)
Net cash used in financing activities	(270.7)	(739.7)

Effect of exchange rate changes on cash and cash equivalents	2.2	(1.1)
Net increase in cash and cash equivalents	$358.0	$125.5
Operating Activities
Cash flows from operating activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change
Net income	$813.6	$808.2	$5.4
Adjustments for the impact of non-cash items(1)	250.0	277.2	(27.2)
Net income adjusted for the impact of non-cash items	1,063.6	1,085.4	(21.8)
Changes in assets and liabilities:
Accounts receivable(2)	(320.9)	42.7	(363.6)
Merchandise inventory(3)	(10.5)	96.1	(106.6)
Accounts payable-trade(4)	287.5	(273.3)	560.8
Other(5)	(87.7)	111.3	(199.0)
Net cash provided by operating activities	$932.0	$1,062.2	$(130.2)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to timing of collections, including multi-year transactions.
(3)The change is primarily due to customer-driven stocking positions.
(4)The change is primarily due to timing of payments, including multi-year transactions.
(5)The change is primarily due to higher vendor receivables in 2024.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2024	2023
Days of sales outstanding (DSO)(1)	79	73
Days of supply in inventory (DIO)(2)	14	14
Days of purchases outstanding (DPO)(3)	(76)	(72)
Cash conversion cycle	17	15
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
The cash conversion cycle increased to 17 days at September 30, 2024, compared to 15 days at September 30, 2023. The overall increase was primarily driven by an increase in DSO due to multi-year transactions and timing of collections. This was partially offset by an increase in DPO due to multi-year transactions and timing of payments. Netted down revenue results in an increase to both DSO and DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash used in investing activities increased $110 million for the nine months ended September 30, 2024 compared to September 30, 2023. This increase was primarily due to purchases of short-term investments with no similar activity in the prior year, partially offset by cash flows for acquisitions in 2023.
Financing Activities
Net cash used in financing activities decreased $469 million for the nine months ended September 30, 2024 compared to September 30, 2023. This decrease was primarily driven by the Notes issuance and lower share repurchases, partially offset by the payments related to the settlement on the cash tender offer and decreased activity associated with inventory financing arrangements. For additional information regarding the inventory financing agreements, see Note 4 (Inventory Financing Agreements) and for debt activities, see Note 5 (Debt) to the accompanying Consolidated Financial Statements.
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
The following tables set forth Balance Sheet information as of September 30, 2024 and December 31, 2023, and Statement of Operations information for the nine months ended September 30, 2024 and for the year ended December 31, 2023. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.

Balance Sheet Information

(dollars in millions)	September 30, 2024	December 31, 2023
Current assets	$6,678.6	$5,770.0

Goodwill	3,940.7	3,939.7
Other assets	2,093.4	1,978.4
Total Non-current assets	6,034.1	5,918.1

Current liabilities	4,980.8	4,975.4

Long-term debt	5,607.3	5,031.4
Other liabilities	878.0	697.7
Total Long-term liabilities	$6,485.3	$5,729.1
Statement of Operations Information

(dollars in millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Net sales	$13,913.7	$18,759.4
Gross profit	3,079.0	4,106.4
Operating income	1,170.0	1,507.3
Net income	762.2	945.6
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 through July 31, 2024	0.1	$226.39	0.1	$816.1
August 1 through August 31, 2024	0.3	219.09	0.3	761.9
September 1 through September 30, 2024	0.1	218.99	0.1	733.5
Total	0.5		0.5
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

4.1
Eighteenth Supplemental Indenture, dated as of August 22, 2024, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank Trust Company, National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on August 22, 2024 and incorporated herein by reference.

4.2	Form of 5.100% Senior Note (included as Exhibit A to Exhibit 4.1), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on August 22, 2024 and incorporated herein by reference.

4.3
Nineteenth Supplemental Indenture, dated as of August 22, 2024, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank Trust Company, National Association as trustee, previously filed as Exhibit 4.4 with CDW Corporation’s Form 8-K filed on August 22, 2024 and incorporated herein by reference.

4.4	Form of 5.550% Senior Note (included as Exhibit A to Exhibit 4.3), previously filed as Exhibit 4.5 with CDW Corporation’s Form 8-K filed on August 22, 2024 and incorporated herein by reference.

10.1
Letter Agreement, dated as of October 24, 2024, by and between CDW Corporation and Christina M. Corley, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on October 25, 2024 and incorporated herein by reference.

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

CDW CORPORATION

Date:	October 30, 2024	By:	/s/ Albert J. Miralles
Albert J. Miralles
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)