Form 10-K
period 2024-12-31
CDW Corp
filed 2025-02-21
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                              ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $29,833 million, based on the per share closing sale price of $223.84 on that date.

As of February 18, 2025, there were 132,492,273 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders to be held on May 20, 2025, which will be filed with the Securities and Exchange Commission on or before April 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2024

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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by those cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

PART I
Item 1. Business
Our Company
CDW Corporation (together with its subsidiaries, the “Company,” “CDW” or “we”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to business, government, education and healthcare customers in the United States (“US”), the United Kingdom (“UK”) and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience and security.
We are vendor, technology and consumption model unbiased, offering a broad selection of products and multi-branded IT solutions. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,900 customer-facing coworkers, including sellers, highly-skilled specialists and engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers, cloud providers (collectively, our “vendor partners”) and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
We simplify the complexities of technology solutions across design, selection, procurement, integration and management for our customers. Our goal is to have our customers, regardless of their size, view us as a trusted adviser and extension of their IT workforce. Our multi-brand offering approach across our vendor partners enables us to provide the solutions and services that best address each customer’s specific requirements to enable their desired business outcomes.
We have capabilities to provide integrated IT solutions in approximately 150 countries for customers with primary locations in the US, UK and Canada, which are large and growing markets. These are highly fragmented markets served by thousands of IT resellers and solutions providers. We believe that demand for IT will outpace general economic growth in the markets we serve, fueled by new technologies, including hybrid and cloud computing and artificial intelligence, as well as growing end-user demand for security, efficiency and productivity.
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
Customers
We provide integrated IT solutions to over 250,000 business, government, education and healthcare customers throughout the US, UK and Canada.
We serve our customers through sales teams focused on customer end-markets that are supported by highly-skilled specialists and engineers. Our market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions that meet our customer’s specific needs.
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

In our US business, which represents approximately 90% of our Net sales, we currently have five dedicated customer channels: corporate, small business, government, education and healthcare, each of which generated $1.5 billion or greater in Net sales in 2024. Net sales to customers in the UK and Canada combined generated $2.5 billion in 2024. We believe this diversity of customer end-markets provides us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and gain market share.
Partners
We offer more than 100,000 products and services from more than 1,000 vendor partners, including well-established companies such as Adobe, APC, Apple, Amazon Web Services, Broadcom Inc., Cisco, Dell Technologies, Google, Hewlett Packard Enterprise, HP Inc., IBM, Intel, Lenovo, Microsoft, NetApp, Nutanix, Palo Alto Networks, Pure Storage and Samsung, as well as from emerging technology companies. This broad portfolio of vendor partners and technologies enables us to offer customers significant options and meet customer demand for the products and solutions that best meet their needs. We believe our value proposition to vendor partners enables us to evolve our offering as new technologies emerge and new companies seek us as a channel partner.
In 2024, we generated $2.0 billion of Net sales from each of our three largest vendor partners. We have received the highest level of certification from major vendor partners such as Broadcom Inc., Cisco, Dell Technologies, Hewlett Packard Enterprise, IBM, Lenovo, Microsoft, NetApp, Nutanix, Palo Alto Networks and Samsung which reflects the extensive product and solution knowledge and capabilities that we bring to our customers. These certifications also provide us with access to favorable pricing, tools and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
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
Inventory Management
We operate two distribution centers in North America and one distribution center in the UK, which combined provide more than 1 million square feet in size. Leveraging our distribution and logistics capabilities, we handle and ship approximately 26 million units annually on an aggregate basis from our distribution centers.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements represented approximately 54% of total North America Net sales in 2024.
We believe that the location of our distribution centers allows us to efficiently ship products to our customers and provide timely access to our principal distributors. We believe that our logistics and configuration capabilities delivered by our highly-skilled and certified team enable us to customize technology for our customers to meet their unique needs.
We believe competitive sources of supply are available in substantially all of the product categories that we offer.
Competition
The market for technology products, solutions and services is highly competitive and subject to economic conditions and rapid technological changes. This competitive environment includes the ability to tailor solutions to customer needs, the quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery and credit availability. We face competition from resellers, manufacturers who sell directly to customers, large service providers and system integrators, cloud providers, e-commerce companies, and office supply retailers, among others. Smaller, local or regional value-added resellers typically focus on a single solution suite or portfolio of solutions from one or two vendor partners.

We believe we are well positioned to compete within this marketplace due to our competitive advantages. We expect the competitive landscape to continue to evolve as new technologies and consumption models emerge, such as cloud-based and other “as a service” solutions, hyper-converged infrastructure, embedded software solutions and solutions that incorporate artificial intelligence. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For additional information on the risks associated with competition, see “Item 1A. Risk Factors.”
We believe we have sustainable competitive advantages that differentiate us in the marketplace. We focus on providing high quality service to gain new customers and retain existing customers. We have built a strong sales organization and deep services and solutions capabilities over time and expect to continue to invest to enhance these capabilities. We believe the combination of our competitive advantages of scale, performance-driven culture and enhanced capabilities will help drive sustainable, profitable growth for us today and in the future. Our scale enables us to have a national and international footprint, as well as invest in resources to meet specific customer end-market needs. Our sellers are organized around unique customer end-markets that are both vertically and geographically focused. Our scale enables our ability to invest in specialists and engineers who work directly with our sellers to help customers implement complex IT solutions. We have cross-border relationships that enable us to serve the needs of our US, UK and Canadian-based customers in approximately 150 countries. Our strong, execution-oriented culture is underpinned by our compensation system.
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions vital to their strategies, business outcomes and missions rather than discrete product and services categories. Our hardware category includes notebooks/mobile devices (including tablets), network communications (“netcomm products”), collaboration hardware, data storage and servers, desktop computers and other hardware. Our software category includes cloud solutions, software assurance, application suites, security, virtualization, collaboration and productivity applications, operating systems and network management. Our services include advisory and design, software development, implementation, managed services and warranties.
IT is important to both critical business operations and to drive greater growth and productivity. To help our customers accomplish this, we have built a robust portfolio of solutions across hybrid infrastructure, digital experience, security, digital velocity and services that we provide in on-premise, hybrid or cloud-based environments.
We provide customers with technology solutions and services on the public cloud, which reside off-premise on a public (shared) infrastructure, private cloud solutions, which reside on customer premises and hybrid cloud solutions that deliver the benefits of both public and private options. Our migration, integration and managed services help our customers simplify cloud adoption and management, across the entire IT lifecycle. Engineers work with our customers to design cloud solutions meeting their organizational, technology and financial objectives.
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
•Digital Experience: We build end-to-end solutions that deliver access to applications that improve our customers’ productivity regardless of device or location. We connect our customers’ physical devices, including laptops, desktops, IP Phones, mobile devices and print systems. We utilize collaboration solutions to unite applications via the integration of products that facilitate the use of multiple enterprise communication methods including email, persistent chat, social media, voice and video. We also host cloud-based collaboration solutions. We enable our customers with artificial intelligence (“AI”) solutions that empower their end users and drive efficiency in business-critical functions. Our solutions provide the tools that allow our customers’ employees to share knowledge, ideas and information among each other and with clients and partners effectively, securely and quickly.
•Security: We assess our customers’ security needs and provide them with tools and services to help effectively manage risk, increase business continuity and operational efficiency, and improve their end user experience. We are a security solutions integrator that combines our expertise in advisory, design, solution architecture and implementation services. Our customer solutions can take the form of hardware, software or Software as a Service across a multitude of categories such as: endpoint security, email security, web security, intrusion prevention, identity and access management, next-generation firewall, security service edge, security information and event management, exposure and threat management, governance, risk and compliance, data security and governance, cloud infrastructure entitlement management, virtual private network services, network access control and physical security. Security consulting engagements include security maturity assessments, policy and procedure gap analysis, security roadmaps and health checks.
•Digital Velocity: We deliver advanced digital transformation solutions that enable organizations to modernize their IT infrastructure, applications and operations. Leveraging expertise in cloud-native deployment, DevOps, artificial intelligence and automation, we help customers improve business outcomes through scalable and secure technology implementations. We enable specific customer business needs through customer software engineering engagements, providing custom application development, modernization and integration services, as well as talent orchestration solutions that give our customers access to technical resources that supplement their workforce for project-based engagements and periods of peak demand.
For each of the solutions areas above, we provide services that help organizations plan, design, configure, orchestrate and manage technology for their unique needs. Our offerings demonstrate our expertise in the most critical technology areas for our customers. Our highly-skilled specialists and engineers have expertise in integrated cloud, collaboration, data center, mobility and security business technology, from the physical to the application layer. We leverage best-in-class partner technology platforms to seamlessly architect and manage disparate IT platforms into integrated business technology solutions.
Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications, was as follows:

	Year Ended December 31,
	2024		2023		2022
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$5,089.9	24.2%	$4,690.5	21.9%	$6,179.7	26.0%
Netcomm Products	2,538.2	12.1	3,185.4	14.9	2,729.7	11.5
Collaboration	1,770.6	8.4	1,909.7	8.9	2,394.8	10.1
Data Storage and Servers	2,133.8	10.2	2,240.7	10.5	2,479.0	10.4
Desktops	1,111.2	5.3	1,069.1	5.0	1,284.9	5.4
Other Hardware	2,575.4	12.3	2,607.2	12.3	3,022.9	12.7
Total Hardware	15,219.1	72.5	15,702.6	73.5	18,091.0	76.1

Software(1)	3,804.4	18.1	3,799.3	17.8	3,684.9	15.5
Services(1)	1,867.3	8.9	1,761.3	8.2	1,842.0	7.8
Other(2)	107.9	0.5	112.8	0.5	130.8	0.6
Total Net sales	$20,998.7	100.0%	$21,376.0	100.0%	$23,748.7	100.0%
(1)Certain software and services revenue is recorded on a net basis for accounting purposes. As a result, the category percentage of Net sales is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.

Our Internal Capabilities
Human Capital Management
Our long-standing values and philosophies of success are based on fostering a welcoming, respectful, accountable and fair culture where coworkers have the opportunity to thrive. This culture, along with strong training and development, competitive compensation and opportunities for meaningful careers, drives business results and competitive advantage.
We have approximately 15,100 coworkers across the globe, with 11,500 coworkers in the US and 3,600 coworkers in international locations. More than 50% of our US Net sales are generated by account managers who have more than seven years of tenure with CDW. Our coworker relations are strong, and none of our coworkers are represented by a labor union or covered by a collective bargaining agreement.
One CDW
One CDW reflects the work we do to find, attract and retain top talent, encourage a welcoming and respectful culture, create meaningful partnerships across teams, and ensure coworkers have the tools and opportunities to grow and help the business succeed.
Coworker Engagement
We strive to create a culture of collaboration, respect and individual growth and reward. Our coworker engagement strategy utilizes periodic surveys as well as virtual listening groups to gain a real-time understanding of the coworker experience at CDW. As a result of our coworkers’ consistent engagement, we have garnered meaningful feedback and recommendations, which have led to measurable and impactful results.
Training & Development
We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our coworkers’ careers. Our programs include, but are not limited to leadership development trainings, unique developmental opportunities for our high-potential emerging leaders, a robust training program for new sales coworkers, technical skill development training, a 12-month apprentice-style program for aspiring engineers and coworker access to over 20,000 on-demand educational modules with new content updated frequently.
Total Rewards
Our total rewards philosophy provides market competitive compensation and benefits designed to attract, retain and motivate our coworkers. We pay for performance through our compensation programs which are aligned to both individual and company performance. Our sellers’ compensation is aligned to their individual performance and provides substantially uncapped commission opportunity. We provide a comprehensive benefits package to our coworkers, including healthcare, retirement plans with profit sharing and match, tuition assistance, parental leave policies, adoption assistance, paid time off, paid volunteer hours and philanthropic match programs based upon eligibility and location.
Health and Safety
We are committed to prioritizing the health and well-being of our coworkers. We dedicate time and resources to identify safety hazards of all types, mitigate safety risk and routinely train our coworkers using industry best-practices as our standard, as well as provide increased access to mental health resources.
Oversight and Management
Our Coworker Success organization is responsible for the strategy and management of coworker-related matters, working in concert with all our leaders. Our Board understands the importance of our respectful, performance-driven culture to our ongoing success and is actively engaged with our Chair and Chief Executive Officer and our Chief Human Resources Officer across a broad range of human capital management topics.
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
Information Technology Systems
We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales, distribution and financial accounting and reporting. Our systems provide us with thorough and detailed information regarding key aspects of our business. These capabilities help us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes and provide high quality customer service. We believe our websites and software tools, which provide electronic order processing and advanced features, such as order tracking, reporting and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships. We are in the process of implementing a new enterprise resource planning (“ERP”) system, along with other system transformation initiatives, that will enable us to streamline processes and enhance visibility in our key business processes. The significant system transformation initiatives, including ERP, are anticipated to be released in 2025 with incremental system transformation releases continuing in 2026.
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
Information about our Executive Officers
The following table lists the name, age as of February 21, 2025 and positions of each executive officer of the Company.

Name	Age	Position
Christine A. Leahy	60	Chair of our Board of Directors since January 2023; President and Chief Executive Officer and member of our Board of Directors since January 2019; Chief Revenue Officer from July 2017 to December 2018.
Sona Chawla	57	Chief Growth and Innovation Officer since January 2020; President, Kohl’s Corporation (an omnichannel retailer) from May 2018 to October 2019 and Chief Operating Officer, Kohl’s Corporation from November 2015 to May 2018.
Elizabeth H. Connelly	59	Chief Commercial Officer since October 2024; Senior Vice President, Vertical Markets, from January 2024 to October 2024; Senior Vice President, Healthcare from September 2022 to December 2023; Chief Human Resources Officer and Senior Vice President, Coworker Services from December 2018 to September 2022.
Frederick J. Kulevich	59	Senior Vice President, General Counsel and Corporate Secretary since October 2017 and Interim Chief People Officer from November 2023 to September 2024.
Albert J. Miralles	55	Chief Financial Officer and Senior Vice President, Enterprise Business Operations since January 2025; Senior Vice President and Chief Financial Officer from September 2021 to January 2025; Executive Vice President and Chief Financial Officer, CNA Financial Corporation (a commercial property and casualty insurance company) from February 2020 to September 2021; President, CNA Warranty from October 2019 to September 2021; Executive Vice President and Chief Risk Officer of the CNA Insurance Companies from January 2018 to October 2019.
Katherine E. Sanderson	49	Senior Vice President, Coworker Success and Chief Human Resources Officer since September 2024; Executive Vice President and Chief Human Resources Officer, R1 RCM (a healthcare technology and services company) from November 2018 to September 2024.

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
Business and Operational Risks
Our business depends on our vendor partner and wholesale distributor relationships and the terms of the agreements governing those relationships.
Our solutions portfolio includes products and services from OEMs, software publishers and cloud providers. We are authorized by these vendor partners to sell all or some of their products and services via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, services performance commitments, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, our contracts with our vendor partners are primarily short-term and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations or cash flows.
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
We purchase the products included in our portfolio both directly from our vendor partners and from wholesale distributors. A significant portion of our sales are derived from products manufactured by Apple, Cisco, Dell Technologies, HP Inc., Lenovo and Microsoft. In addition, purchases from two wholesale distributors, Ingram Micro and TD SYNNEX, represent over 25% of our total purchases. The loss of, or change in business relationship with, any of these or any other wholesale distributors or key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and impact the cost of products we sell and negatively impact our competitive position.
Further, the sale, spin-off or combination of any of our key vendor partners or wholesale distributors and/or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, or our inability to develop relationships with new and emerging vendors and vendors that we have not historically represented in the marketplace, could have an adverse impact on our business, results of operations or cash flows.
Our sales are dependent on continued innovations in technology by our vendor partners and the competitiveness of their offerings, and our ability to partner with new and emerging technology providers.
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services, such as cloud-based and other “as a service” solutions, hyper-converged infrastructure, embedded software solutions and solutions that incorporate artificial intelligence. We have been and will continue to be dependent on innovations in technology, as well as the adoption of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, a lack of adoption of innovations by our customers or delays in technology spending by our customers, could have an adverse effect on our business, results of operations or cash flows.
In addition, if we are unable to anticipate and expand our capabilities to keep pace with changes in technology and new hardware, software and services, for example by providing the appropriate training to our account managers, specialists and engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.
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
Issues relating to the use or capabilities of artificial intelligence, including social, ethical and safety issues, in hardware, software and services offerings may result in reputational harm, liability or increased costs.
Social, ethical and safety issues relating to the use of new and evolving technologies such as artificial intelligence-based technologies, including generative AI in our hardware, software and service offerings, as well as in our internal platforms, may result in reputational harm and liability. Certain of the hardware, software and services we offer increasingly utilize AI, and, as with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we use, enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm and/or legal liability. Increased focus and potential government regulation of AI may also increase the burden and cost of compliance in this area, subjecting us to brand or reputational harm, competitive harm and/or legal liability. Failure to address AI issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
Additionally, the development, adoption and use of AI by us or our vendor partners could result in unintended consequences, including exposing us to additional risks related to cybersecurity, privacy and data security, such as the risk of increased vulnerability to cybersecurity threats and exposure or theft of proprietary or sensitive information (which could result in such information being made available to our competitors and other members of the public), impacts to the stability of our operations, the generation of factually incorrect or biased outputs, reliance on outdated or unverified data, potential intellectual property infringements, the inability to protect generated content while facing unfavorable licensing terms and the inability to attract and retain key personnel. AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Further, the responsible development and deployment of AI requires ongoing investment in research, development and governance, which could adversely affect our results of operation or cash flows.
Substantial competition could reduce our market share and significantly harm our financial performance.
We compete with resellers, manufacturers who sell directly to customers, large service providers and system integrators, communications service providers, cloud providers, e-commerce companies and office supply retailers, among others. We expect the competitive landscape to continue to evolve as new technologies and consumption models emerge, such as cloud-based and other “as a service” solutions, hyper-converged infrastructure, embedded software solutions and solutions that incorporate artificial intelligence. Our continued competitiveness depends upon our ability to anticipate and evolve at pace and scale with new technologies, services and solutions through strategic and timely investments in innovation, expansion of offerings and the capabilities necessary to implement them.
While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us, cloud-based solutions and technology solutions as a service could increase the amount of sales directly to customers rather than through solutions providers like us, or could reduce the amount of hardware we sell. In addition, some of our hardware and software vendor partners sell, and could intensify their efforts to sell, their products directly to our customers. Moreover, traditional OEMs have increased their services capabilities through mergers and acquisitions, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. If we are unable to effectively respond to the evolving competitive landscape, or respond in a manner that is less effective than that of our competitors, our business, results of operations or cash flows could be adversely impacted.
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
Our success is dependent on the accuracy, proper utilization and continuing operation, maintenance and development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, e-commerce and mobile systems, as well as our operational platforms, including voice and data networks and power systems, which may include third-party hosted systems or systems that may utilize cloud technologies outside of our control. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, including our transformation initiatives, could adversely affect, among other things, our ability to:
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
•maintain an effective internal control environment around our financial close process and regulatory reporting requirements;
•execute the financial close processes and deliver our required financial reporting with the SEC; and
•maintain our cost-efficient operating model while scaling our business.
Our information technology systems are inherently exposed to varied technological threats beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, both internal and external, and from human error, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Moreover, software vulnerabilities within the third-party information technology software and systems we use are discovered and reported on nearly a daily basis. When made public or otherwise known to us, we attempt to remediate or mitigate these vulnerabilities following guidance provided by the software vendor, and/or appropriate authorities, and before the vulnerability is successfully used in a cyberattack against our systems. If and when cyberattacks target and successfully exploit these vulnerabilities, we take steps designed to contain and limit the impact on our business. Any disruption to or infiltration of our information technology systems could significantly impact our ongoing business operations, harm our reputation and adversely affect our results of operations and our ability to comply with customer, partner, legal or regulatory obligations.
We maintain and periodically upgrade many of our information technology systems, some of which are complex, costly and time consuming. If our information technology systems are not properly maintained or enhanced, the attention of our coworkers could be diverted and our ability to provide the level of service our customers demand could be constrained for some time. Further, new information technology systems and updates to existing information technology systems may not properly integrate with other information technology systems. Also, once implemented, the new information technology systems, updates to existing information technology systems and related technology may not provide the intended efficiencies or anticipated benefits, or could be defective, contain a security vulnerability or improperly installed or managed, and could add costs, complications and disruptions to our ongoing operations.
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
Our business involves the handling, storage and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers, partners and others, which we must do in compliance with applicable law. In connection with our services business, some of our coworkers have access to our customers’ confidential data and other information. Additionally, third parties, such as data center colocation and hosted solution partners, provide services to us and also provide services as a component of our services delivery to customers and to customer systems. These third parties or others that are a part of our supply chain could also be a source of security risk in the event of a failure to protect their own products, security systems and infrastructure and we may not be able to control the manner in which these third parties respond to any security breach. We have privacy and data security policies, practices and controls in place that are designed to prevent security breaches; however, as newer technologies evolve, as more business is conducted over the internet and remotely, as we acquire more business operations from targets with differing cybersecurity and data protection controls and as the portfolio of the service providers we exchange confidential information, software and/or hardware with expands, we have been subject to breaches in security and are increasingly likely to be exposed to risks from breaches in security, including those arising from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks. Further, as AI continues to evolve, malicious actors could use AI to enhance the sophistication and coordination of their attacks, which could pose significant challenges to our security defenses. Additionally, as technology vendors consolidate and aggregate applications into unified platforms, the risk and magnitude of business disruption from security breaches increases due to vendor/system concentration.
We, and third parties upon which we rely, regularly experience malicious attacks and other attempts to gain unauthorized access to our systems, and attacks against us by state-sponsored organizations and nation-states may increase during periods of intense diplomatic or armed conflicts. Further, security breaches may go undetected and persist in our environments for extended periods. Although we have not experienced a material security breach to date, the evolving and escalating nature of cybersecurity threats, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations and nation-states, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, make it increasingly challenging to anticipate, detect and defend against these threats. We and our third-party partners have implemented various security controls to meet compliance and privacy requirements while defending against these evolving security threats. However, breaches in security could expose us, our supply chain, our customers or other individuals to significant disruptions and a risk of public disclosure, loss or misuse of confidential data.
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

If we lose any of our key personnel, are unable to attract and retain the talent required for our business, our labor costs significantly increase or our approach to workforce management is ineffective, our business could be disrupted and our financial performance could suffer.
Our success is heavily dependent upon our ability to attract, develop, engage and retain key personnel to manage, lead, innovate and grow our business, including our key executive, management, sales, services, specialists and engineers. Additionally, we rely on offshore operations to execute and deliver on certain functions within the organization.
Our future success will depend to a significant extent on the efforts of our leadership team, as well as the effectiveness of our succession planning and efforts to develop and promote top talent. Our future success also will depend on our ability to retain and motivate our customer-facing coworkers, who have been given critical CDW knowledge regarding, and the opportunity to develop strong relationships with, many of our customers. In addition, as we seek to expand our offerings of value-added services and solutions, our success will even more heavily depend on attracting and retaining highly-skilled specialists and engineers, for whom the market is extremely competitive.
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
If we are unable to attract, develop, engage and retain key personnel, or if our approach to workforce management, including management of our offshore operations, is ineffective, our relationships with our vendor partners and customers and our ability to expand our offerings of value-added services and solutions could be adversely affected. Moreover, if we are unable to continue to train our sales, services and technical personnel effectively to meet the rapidly changing technology needs of our customers, the overall quality and efficiency of such personnel could decrease. Such consequences could adversely affect our business, results of operations or cash flows.

We have outsourced certain business processes to third-party outsource partners and any service failures or disruptions related to these outsourcing arrangements could adversely affect our business.
We rely on our outsource partners, including offshore partners, to execute and deliver on certain business processes within the organization. While we make significant effort to conduct appropriate diligence before entering into arrangements with an outsourcing partner, failure by these outsource partners to meet their contractual, regulatory and other obligations to us, including cybersecurity protections, or our failure to adequately monitor their performance, could negatively impact our operations, expected cost savings or efficiencies, and could result in work stoppages, strikes or performance issues with such outsource partners. As a result of these outsourcing arrangements, we may experience interruptions or delays in our processes, loss or theft of proprietary or sensitive data or other cybersecurity issues, compliance issues, challenges in maintaining and reporting financial and operational information, and increased costs to remediate any unanticipated issues that arise, any of which could materially and adversely affect our business, financial condition and results of operations.
A natural disaster or other adverse occurrence at one of our primary facilities or a third-party provider location could damage our business.
If the warehouse and distribution equipment or operations at one of our distribution centers or such facilities or operations of our outsource partners were to be seriously damaged or disrupted by a natural disaster, which may increase in number or severity as a result of climate change, or other adverse occurrence, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and could cause us to incur incremental operating costs. In addition, we operate numerous facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation, managed services sites and hosted solution partners, and third parties provide services as a component of our services delivery to customers. A natural disaster or other adverse occurrence at any of our major data storage locations, managed services sites or third-party provider locations could negatively impact our business, results of operations or cash flows.

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
We extend credit to our customers for a significant portion of our sales. We are subject to the risk that our customers may not pay for the products they have purchased or may pay at a slower rate than we have historically experienced. These risks are heightened during periods of global or industry-specific economic downturn or uncertainty, during periods of rising interest rates or, in the case of public sector customers, during periods of budget constraints or budget cuts. Further, evolving product delivery models, such as multi-year subscriptions, may result in prolonged risk as customer terms extend in duration. Significant failures of customers to timely pay all amounts due to us could adversely affect our business, results of operations or cash flows.
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
Political events, trade and other international disputes, geopolitical tensions, war, terrorism, natural disasters, public health issues, including pandemics such as COVID-19, industrial accidents and other business interruptions can harm or disrupt international commerce and the global economy, and could have a material adverse effect on the Company and its customers, suppliers, outsource partners, logistics providers, distributors, cellular network carriers and other channel partners.
Weak or unstable economic conditions generally, inflation and actions taken by central banks to counter inflation (such as those that prevailed in recent years), sustained uncertainty about global political conditions, periods of intense diplomatic or armed conflict, government spending cuts and the impact of new government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits, or any other changes to tax laws), or a tightening of credit markets, including as a result of rising interest rates or bank failures, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows.
Decreases or delays in spending on technology products and services by our customers due to, among other things, customer spending decisions and government spending and funding policies may have an adverse impact on our business.
Our sales are impacted by customer decisions on budget priorities and technology spending, including decisions to defer any such spending. Our customer’s spending decisions and budget priorities have and can be impacted by government spending and funding policies, especially but not exclusively for our public sector, healthcare and education customers, and our other customers that do business with our public sector customers or otherwise rely directly or indirectly on government funding. Federal government spending policies and budget priorities often shift during a change in federal administration, which has and can create increased levels of uncertainty with respect to these policies and priorities. An adverse change or anticipated change in government spending or funding policies (such as budget cuts or limitations), shifts in budget priorities, reductions in revenue levels or significant government shutdowns could cause our customers to reduce or delay their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows. Additionally, such adverse change in government spending policies, shifts in budget priorities or reductions in revenue levels could impact cash collections from contracts which could adversely affect our business, results of operations or cash flows.
The interruption of the flow of products from suppliers could disrupt our supply chain.
Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters (which may increase in number or severity as a result of climate change), political or social unrest, armed conflict, pandemics (such as the COVID-19 pandemic) or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities, could disrupt our supply chain and cause volatility in our level of inventory and delays in completion of orders and installations for our customers. We have experienced and could in the future experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.
Moreover, supply chain disruptions have caused and could in the future cause us to experience more volatility in our level of inventory and delays in completion of orders and installations for our customers and could exacerbate inflationary pressures, such as those that prevailed in recent years. Supply chain pressures have and could in the future cause us to experience changes in average selling prices and our gross margins on certain products as customers have become and could in the future become more price sensitive.
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
In addition, we are subject to proceedings, investigations and audits by federal, state, international, national, provincial and local authorities, including as a result of our significant sales to governmental entities. For example, the Company received a Civil Investigative Demand, issued by the US Department of Justice (“DOJ”) on June 11, 2024, in connection with a False Claims Act investigation. The DOJ requested information relating to bids the Company submitted for contracts funded in whole or in part by the Schools and Libraries Program (E-Rate Program).
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
Our global operations span a variety of legal regimes, subjecting us to numerous complex, diverse, evolving and at times potentially inconsistent or conflicting laws and regulations in a number of areas, including labor and employment, advertising, e-commerce, tax, trade, import and export controls, economic and trade sanctions, anti-corruption, data privacy and security requirements, competition, environmental, social and governance and health and safety. The evaluation of and compliance with these laws, regulations and similar requirements, including evolving laws and regulations and regulatory overhaul during any change in federal administration, may be onerous and expensive, and may have other adverse impacts on our business, results of operations or cash flows, the risk of which will be heightened as we expand the products and services we offer, expand into new markets and channels and expand internationally. For example, we may be subject to increased costs and use of operational resources associated with complying with a myriad of new environmental, social and governance related laws and regulations.
We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors or agents violating such laws and regulations or our policies and procedures. Additionally, there is increased focus by stakeholders on environmental sustainability and corporate responsibility matters, and stakeholders may disagree with the Company’s commitments and initiatives on such matters. Our disclosure on these matters and our failure, or perceived failure, to meet our commitments (including with respect to climate change) or otherwise effectively address these matters may erode customer trust or confidence, particularly if such failures or perceived failures receive considerable publicity or result in litigation, and could have a negative impact on our business.
As a public company, we also are subject to increasingly complex public disclosure, corporate governance and accounting requirements that increase compliance costs and require significant management focus.

Risks Related to Our Indebtedness
Our level of indebtedness could adversely affect our business.
As of December 31, 2024, we had $5.8 billion of total debt outstanding and $355 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $1.2 billion under our senior unsecured revolving loan facility (the “Revolving Loan Facility”). Our level of indebtedness could have important consequences, including the following:
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
•making it more difficult for us to obtain financing from our vendor partners, including original equipment manufacturers, software publishers and cloud providers, and our wholesale distributors;
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
Major debt rating agencies regularly evaluate our debt based on a number of factors, and any rating assigned could be lowered or withdrawn by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our financial position, so warrant. We may not be able to maintain our existing investment grade ratings from certain credit rating agencies, and the failure to do so could increase the cost of servicing certain of our existing indebtedness and make it more difficult to raise debt financing on favorable terms in the future.
We and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facilities and indentures do not fully prohibit us or our subsidiaries from doing so. To the extent that we incur additional indebtedness, the risks associated with our level of indebtedness described above, including our possible inability to service our debt, could increase. As of December 31, 2024, we had $1.2 billion available for additional borrowing under our Revolving Loan Facility.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. As of December 31, 2024, we had $635 million of variable rate debt outstanding. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and could negatively impact our net income absent any derivative instruments. From time to time, we may execute derivative instruments to reduce interest rate volatility, subject to acceptable terms. We cannot assure you we will enter into such derivative instruments in the future or that such instruments will be effective.
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
Our corporate information security management program is ISO 27001 certified, and we undergo routine audits by an independent, certified accreditation body to maintain this certification. Our program is designed to guide our practices which are based on relevant industry frameworks and laws. This program consists of policies, practices and procedures designed to manage material risks from cybersecurity threats, including training requirements, threat monitoring and detection and threat containment and risk assessments. Additionally, we leverage third-party firms to conduct routine external and internal penetration testing to emulate the common tactics and techniques of cyber threat actors and have processes to address identified vulnerabilities, although it may take time to mitigate or manage such vulnerabilities. We also have policies and procedures to oversee and identify the cybersecurity risks associated with our use of third-party service providers for both internal use and external use. These policies and procedures include onboarding risk assessments prior to engagement and, as appropriate based on identified risk, may include cybersecurity-related contractual terms and periodic risk assessments throughout the life cycle of the third-party relationship. Lastly, we maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business to cover certain costs related to cybersecurity incidents. We refine our cybersecurity program by staying informed on security threats, leveraging third-party cybersecurity firms and investing in enhancements to our preventive and defensive capabilities.
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
The Audit Committee is primarily responsible for overseeing our enterprise risk management process on behalf of the Board of Directors, including cybersecurity risks. The CTO and CISO regularly provide reporting on cybersecurity matters to both senior management and the Audit Committee and at least annually to the Board of Directors. This reporting includes updates on our information security strategy, key cyber risks and threats, our progress towards protecting the Company from such risks and threats, assessments of our cybersecurity program and emerging trends. Depending on the criticality of a cybersecurity incident, certain matters are required to be reported promptly to the Board of Directors, as appropriate, in accordance with our incident response plan.
Item 2. Properties
As of December 31, 2024, we owned or leased a total of 2.3 million square feet of space, primarily in the US, UK and Canada. We own two properties: a 513,240 square foot distribution center in North Las Vegas, Nevada, and a combined office and a 442,400 square foot distribution center in Vernon Hills, Illinois. In addition, we conduct sales, services and administrative activities in various locations primarily in the US, UK and Canada.
We believe our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, all within the next 11 years.
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
Holders
As of February 18, 2025, there were 5 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 5, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.625 per share. The dividend will be paid on March 11, 2025 to all stockholders of record as of the close of business on February 25, 2025.
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
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program(1) (in millions)
October 1 through October 31, 2024	0.1	$216.91	0.1	$720.4
November 1 through November 30, 2024	0.3	185.98	0.3	659.7
December 1 through December 31, 2024	0.4	177.39	0.4	587.6
Total	0.8		0.8
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
On February 5, 2025, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program (which was incremental to the approximately $588 million remaining as of December 31, 2024 under the $750 million authorization announced on February 7, 2024) under which we may repurchase shares of our common stock from time to time in privately negotiated transactions, open market purchases or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time.
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
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100 invested at the closing of the market on December 31, 2019 through and including the market close on December 31, 2024, with the cumulative total return for the same time period of the same amount invested in the Standard & Poor’s 500 Stock

(“S&P 500”) Index, the S&P 500 Information Technology Index and a peer group index. Our peer group index for 2024 consists of the following companies: Accenture plc, Arrow Electronics, Inc., Avnet, Inc., Best Buy Company, Inc., CGI Group Inc., Cognizant Technology Solutions Corporation, DXC Technology Company, Flex Ltd., Genuine Parts Company, Henry Schein, Inc., Hewlett Packard Enterprise Company, Insight Enterprises, Inc., Jabil, Inc., LKQ Corporation, TD SYNNEX Corporation, W.W. Grainger, Inc. and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue and/or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services and/or solutions; (vi) similar margins; (vii) comparable percentage of international sales; (viii) frequently identified as a peer by the other peer companies or Institutional Shareholder Services Inc.; or (ix) identified by the Company as a competitor.
The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Cumulative Total Shareholder Return

$400
$300
$200
$100
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
CDW Corp
S&P 500
S&P 500 Information Technology
CDW Peers

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
CDW Corp	$100	$93	$147	$129	$167	$129
S&P 500	100	116	148	119	148	182
S&P 500 Information Technology	100	142	190	135	211	286
CDW Peers	100	116	163	128	162	173
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
Overview
CDW Corporation (“Parent”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to business, government, education and healthcare customers in the United States (“US”), the United Kingdom (“UK”) and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience and security.
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
We are vendor, technology and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,900 customer-facing coworkers, including sellers, highly-skilled specialists and engineers. We are a leading sales channel partner for many original equipment manufacturers, software publishers, cloud providers (collectively, our “vendor partners”) and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
For a discussion of results for the year ended December 31, 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 26, 2024.
Trends and Key Factors Affecting our Financial Performance
We believe the following key factors may have a meaningful impact on our business performance, influencing our ability to generate sales and achieve our targeted financial and operating results:
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness and ability to spend on information technology. Macroeconomic uncertainty persists as a result of the inflationary environment and the corresponding level of interest rates driven by monetary policy. The uncertainty in the current economic environment resulted in, and may continue to result in, a delay, pause or reduction of investments in technology by our customers.
•Customers are evaluating the complex technology landscape in order to balance priorities and focus on solutions that lead to business optimization, cost management and security risk management, resulting in a more measured approach to their IT spending. We have orchestrated solutions by leveraging security, software and hybrid and cloud offerings to help customers achieve their objectives.

•Changes and uncertainty related to spending policies, budget priorities, timing and funding levels, including stimulus packages, are key factors influencing the purchasing levels of government, healthcare and education customers. As the duration and ongoing impact of current economic conditions remain uncertain, current and future budget priorities and funding levels for government, healthcare and education customers may be adversely affected, leading to lower IT spend.
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely. These trends are driving customer adoption of cloud, artificial intelligence, software defined architectures and hybrid on-premise and off-premise combinations. The trends are further driven by the evolution of the IT consumption model to more “as a service” offerings, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to evolve as customers prioritize spend that will produce the most important outcomes for their business.
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. Financial measures include both US GAAP, the accounting principles generally accepted in the United States of America, and Non-GAAP, which excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with US GAAP. We believe that the most important of these measures and ratios include Gross profit, Gross profit margin, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Net income, Non-GAAP net income, Net income per diluted share, Non-GAAP net income per diluted share, Average daily sales, Net cash provided by operating activities, Adjusted free cash flow, Cash conversion cycle and Net debt. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
For the definitions, discussion of management’s use of Non-GAAP measures and reconciliations to the most directly comparable US GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”
The results of certain key business metrics for the comparative periods are as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2024	2023
Net sales	$20,998.7	$21,376.0
Gross profit	$4,602.4	$4,652.4
Gross profit margin	21.9%	21.8%
Operating income	$1,651.3	$1,680.9
Operating income margin	7.9%	7.9%
Non-GAAP operating income	$1,947.0	$2,039.1
Non-GAAP operating income margin	9.3%	9.5%
Net income	$1,077.8	$1,104.3
Non-GAAP net income	$1,287.2	$1,346.2
Net income per diluted share	$7.97	$8.10
Non-GAAP net income per diluted share	$9.52	$9.88
Average daily sales(1)	$82.7	$84.2
Net debt(2)	$5,125.1	$5,056.2
Cash conversion cycle (in days)(3)	18	17
Net cash provided by operating activities	$1,277.3	$1,598.7
Adjusted free cash flow(4)	$1,079.0	$1,426.8
(1)Defined as Net sales divided by the number of selling days. There were 254 selling days for both the years ended December 31, 2024 and 2023.
(2)Defined as Total debt minus Cash and cash equivalents and Short-term investments.
(3)Defined as days of sales outstanding related to the current portion of Accounts receivable and certain receivables due from vendors, plus days of supply in Merchandise inventory, minus days of purchases outstanding related to the current portion of Accounts payable and Accounts payable-

inventory financing, based on a rolling three-month average.
(4)Defined as Net cash provided by operating activities less capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.

Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the years ended December 31, 2024 and 2023 are below. For additional information on Net sales, Gross profit and Operating income by segment, see the “Segment Results of Operations.”

	Year Ended December 31,
(dollars in millions)	2024	2023	Percent Change
Net sales	$20,998.7	$21,376.0	(1.8)%
Cost of sales	16,396.3	16,723.6	(2.0)
Gross profit	4,602.4	4,652.4	(1.1)
Gross profit margin	21.9%	21.8%
Selling and administrative expenses	2,951.1	2,971.5	(0.7)
Operating income	1,651.3	1,680.9	(1.8)
Operating income margin	7.9%	7.9%
Interest expense, net	(214.5)	(226.6)	(5.3)
Other expense, net	(1.4)	(4.1)	*nm
Income before income taxes	1,435.4	1,450.2	(1.0)
Income tax expense	(357.6)	(345.9)	3.4
Net income	$1,077.8	$1,104.3	(2.4)%
*nm - Not meaningful
The year ended December 31, 2024 compared with the year ended December 31, 2023
Net sales decreased $377 million, or 1.8%, with lower Net sales across all operating segments. The decrease was primarily due to a decrease in netcomm, partially offset by an increase in notebooks/mobile devices. Continued economic uncertainty and the complex technology landscape has led customers to be cautious and measured in their approach to technology spending, leading to a decline in Net sales.
Gross profit decreased $50 million, or 1.1%, primarily due to lower Net sales across all operating segments. Gross profit margin, expressed as a percentage of Net sales, increased 10 basis points to 21.9% primarily driven by a higher contribution of netted down revenue, primarily software as a service, partially offset by lower product margin due to mix and rate in notebooks/mobile devices.
Selling and administrative expenses decreased $20 million, or 0.7%, primarily due to lower performance-based compensation, including equity-based compensation, consistent with lower attainment against certain financial measures, and lower workforce optimization costs, partially offset by a higher provision for expected credit losses and transformation and other related costs in the current year.
Operating income decreased $30 million, or 1.8%, to $1,651 million for the year ended December 31, 2024, compared to $1,681 million for the year ended December 31, 2023.
Interest expense, net decreased $12 million, or 5.3%, primarily due to increased interest income earned on higher average cash balances.
Income tax expense was $358 million for the year ended December 31, 2024, compared to $346 million for the year ended December 31, 2023. The effective income tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 24.9% and 23.9% for 2024 and 2023, respectively. The higher effective income tax rate for the year ended December 31, 2024 as compared to the prior year was primarily attributable to lower excess tax benefits on equity-based compensation.

Segment Results of Operations
Net sales by segment, in dollars and as a percentage of total Net sales, and the year-over-year dollar and percentage change in Net sales by segment are as follows:

	Year Ended December 31,
	2024		2023
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$8,837.2	42.1%	$8,960.8	41.9%	$(123.6)	(1.4)%
Small Business	1,523.5	7.3	1,556.0	7.3	(32.5)	(2.1)
Public:
Government	2,486.9	11.8	2,669.1	12.5	(182.2)	(6.8)
Education	3,167.3	15.1	3,298.3	15.4	(131.0)	(4.0)
Healthcare	2,503.5	11.9	2,338.3	10.9	165.2	7.1
Total Public	8,157.7	38.8	8,305.7	38.8	(148.0)	(1.8)
Other	2,480.3	11.8	2,553.5	12.0	(73.2)	(2.9)
Total Net sales	$20,998.7	100.0%	$21,376.0	100.0%	$(377.3)	(1.8)%
(1)There were 254 selling days for both the years ended December 31, 2024 and 2023. Average daily sales is defined as Net sales divided by the number of selling days.
Gross profit by segment, in dollars and Gross profit margin by segment, defined as Gross profit dollars as a percentage of Net sales by segment, and the year-over-year percentage change are as follows:

	Year Ended December 31,
	2024		2023
(dollars in millions)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit Dollar Change	Percent Change in Gross Profit
Segments:
Corporate	$2,099.5	23.8%	$2,127.8	23.7%	$(28.3)	(1.3)%
Small Business	352.9	23.2	361.7	23.2	(8.8)	(2.4)
Public	1,659.2	20.3	1,667.5	20.1	(8.3)	(0.5)
Other(1)	490.8	19.8	495.4	19.4	(4.6)	(0.9)
Total Gross profit	$4,602.4	21.9%	$4,652.4	21.8%	$(50.0)	(1.1)%
(1)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
Operating income by segment, in dollars and as a percentage of Net sales by segment, and the year-over-year percentage change are as follows:

	Year Ended December 31,
	2024		2023
(dollars in millions)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	Operating Income Dollar Change	Percent Change in Operating Income
Segments:(1)
Corporate	$879.5	10.0%	$846.8	9.5%	$32.7	3.9%
Small Business	181.0	11.9	177.3	11.4	3.7	2.1
Public	745.9	9.1	735.0	8.8	10.9	1.5
Other(2)	112.1	4.5	142.1	5.6	(30.0)	(21.1)
Headquarters(3)	(267.2)	nm*	(220.3)	nm*	(46.9)	21.3
Total Operating income	$1,651.3	7.9%	$1,680.9	7.9%	$(29.6)	(1.8)%
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
The year ended December 31, 2024 compared with the year ended December 31, 2023
Corporate segment Net sales decreased $124 million, or 1.4%, primarily due to a decrease in netcomm products, partially offset by an increase in notebooks/mobile devices and software.
Corporate segment Gross profit dollars decreased $28 million, or 1.3%, although partially offset by increased netted down revenue. Gross profit margin remained relatively consistent at 23.8%.
Corporate segment Operating income increased $33 million, or 3.9%, primarily due to lower performance-based compensation, including equity-based compensation, consistent with lower attainment against certain financial measures, and lower payroll expenses.
Small Business segment Net sales decreased $33 million, or 2.1%, primarily due to a decline across all hardware categories, partially offset by an increase in services.
Small Business segment Gross profit dollars decreased $9 million, or 2.4%. Gross profit margin remained consistent at 23.2%.
Small Business segment Operating income increased $4 million, or 2.1%, as Gross profit dollars declined but were more than offset by a decrease across various selling and administrative expenses.
Public segment Net sales decreased $148 million, or 1.8%, primarily due to a decrease across various hardware categories. Most notably netcomm products decreased across all sales channels and collaboration products decreased within the Education sales channel, partially offset by an increase in notebooks/mobile devices across all channels.
Public segment Gross profit dollars decreased $8 million, or 0.5%. Gross profit margin increased 20 bps, to 20.3%, primarily due to increased netted down revenue.
Public segment Operating income increased $11 million, or 1.5%, primarily due to decreased acquisition and integration costs.
Net sales in Other, which is comprised of results from our UK and Canadian operations, decreased $73 million, or 2.9%, primarily due to a decrease in software related to the UK operations.
Other Gross profit dollars decreased $5 million, or 0.9%. Gross profit margin increased 40 bps, to 19.8%, due to increased netted down revenue.
Other Operating income decreased $30 million, or 21.1%, primarily due to increased transformation initiative expense, lower Gross profit dollars and increased bad debt expense for expected credit losses.
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
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income and Non-GAAP net income per diluted share exclude, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives, workplace optimization and their associated income tax effects. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales. Free cash flow is defined as Net cash provided by operating activities less capital expenditures. Adjusted free cash flow is defined as Free cash flow adjusted to include certain cash flows from financing activities incurred in the normal course of operations or as capital expenditures.
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
We have included reconciliations of our non-GAAP financial measures to the most comparable US GAAP financial measures for the years ended December 31, 2024 and 2023 below.
Non-GAAP operating income and Non-GAAP operating income margin

	Year Ended December 31,
(dollars in millions)	2024	Percentage of Net Sales	2023	Percentage of Net Sales	Percent Change
Operating income, as reported	$1,651.3	7.9%	$1,680.9	7.9%	(1.8)%
Amortization of intangibles(1)	150.9		154.4
Equity-based compensation	64.7		93.7
Transformation initiatives(2)	34.8		27.1
Acquisition and integration expenses	12.2		30.0
Workplace optimization(3)	25.4		47.7
Other adjustments	7.7		5.3
Non-GAAP operating income	$1,947.0	9.3%	$2,039.1	9.5%	(4.5)%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.
Non-GAAP net income and Non-GAAP net income per diluted share

	Year Ended December 31, 2024			Year Ended December 31, 2023
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income Percent Change
US GAAP, as reported	$1,435.4	$(357.6)	$1,077.8	$1,450.2	$(345.9)	$1,104.3	(2.4)%
Amortization of intangibles(2)	150.9	(39.2)	111.7	154.4	(40.2)	114.2
Equity-based compensation	64.7	(26.7)	38.0	93.7	(47.6)	46.1
Transformation initiatives(3)	34.8	(9.1)	25.7	27.1	(7.1)	20.0
Acquisition and integration expenses	12.2	(2.1)	10.1	30.0	(7.8)	22.2
Workplace optimization(4)	25.4	(6.6)	18.8	47.7	(12.4)	35.3
Other adjustments	6.9	(1.8)	5.1	5.3	(1.2)	4.1
Non-GAAP	$1,730.3	$(443.1)	$1,287.2	$1,808.4	$(462.2)	$1,346.2	(4.4)%

Net income per diluted share, as reported			$7.97			$8.10
Non-GAAP net income per diluted share			$9.52			$9.88
Shares used in computing US GAAP and Non-GAAP net income per diluted share			135.2			136.3
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes cost related to strategic transformation initiatives focused on optimizing various operations and systems.

(4)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.
Net sales on a constant currency basis

	Year Ended December 31,
(dollars in millions)	2024	2023	Percent Change(1)
Net sales, as reported	$20,998.7	$21,376.0	(1.8)%
Foreign currency translation(2)	—	32.5
Net sales, on a constant currency basis	$20,998.7	$21,408.5	(1.9)%
(1)There were 254 selling days for both the years ended December 31, 2024 and 2023. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating Net sales for the year ended December 31, 2023 of CDW UK and CDW Canada at the average exchange rates applicable in 2024.
Free cash flow and Adjusted free cash flow

	Year Ended December 31,
(dollars in millions)	2024	2023
Net cash provided by operating activities	$1,277.3	$1,598.7
Capital expenditures	(122.6)	(148.2)
Free cash flow	1,154.7	1,450.5
Net change in accounts payable - inventory financing	(75.7)	(23.7)
Adjusted free cash flow(1)	$1,079.0	$1,426.8
(1)Defined as Net cash provided by operating activities less capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.
Seasonality
While we have not historically experienced seasonality throughout the year, sales in our Public segment have historically been higher in the second and third quarter than in other quarters primarily due to the buying patterns of education and government customers.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of December 31, 2024, we had $1.2 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Our material contractual obligations consist of debt and related interest payments and operating leases. For additional information regarding future maturities of debt and operating leases, see Note 8 (Debt) and Note 11 (Leases), respectively, to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Long-Term Debt and Financing Arrangements
During the third quarter of 2024, we completed the issuance of $600 million aggregate principal amount of 5.100% Senior Notes due 2030 and $600 million aggregate principal amount of 5.550% Senior Notes due 2034 (collectively, the “Notes”). Concurrent with the Notes issuance, we completed a cash tender offer for $391 million and $389 million of the outstanding aggregate principal amounts under the 5.500% Senior Notes due 2024 and the 4.125% Senior Notes due 2025, respectively, plus accrued and unpaid interest, fees and expenses. During the fourth quarter of 2024, we redeemed the remaining outstanding 5.500% Senior Notes due 2024, which were scheduled to mature on December 1, 2024, at par for $184 million.
As of December 31, 2024, we had total unsecured indebtedness of $5.8 billion, and we were in compliance with the covenants under our credit agreements and indentures.
We may from time to time repurchase one or more series of our outstanding unsecured senior notes, depending on market conditions, contractual commitments, our capital needs and other factors. Repurchases of our senior notes may be made by open market or privately negotiated transactions and may be pursuant to Rule 10b5-1 plans or otherwise.
For additional information regarding our debt and refinancing activities, see Note 8 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Inventory Financing Agreements
We have entered into agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions to enhance working capital. These amounts are classified separately as Accounts payable-inventory financing on the Consolidated Balance Sheets. We do not incur any interest expense or other incremental expenses associated with these agreements as balances are paid when they are due. For additional information, see Note 7 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Share Repurchase Program
During 2024, we repurchased 2.4 million shares of our common stock for $500 million under the previously announced share repurchase program. For additional information about our share repurchase program, refer to Note 12 (Stockholders’ Equity) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Dividends
A summary of 2024 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.620	February 6, 2024	February 26, 2024	March 12, 2024
0.620	April 30, 2024	May 24, 2024	June 11, 2024
0.620	July 30, 2024	August 26, 2024	September 10, 2024
0.625	October 29, 2024	November 25, 2024	December 10, 2024
$2.485
On February 5, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.625 per share. The dividend will be paid on March 11, 2025 to all stockholders of record as of the close of business on February 25, 2025.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023
Net cash provided by operating activities	$1,277.3	$1,598.7

Investing Activities:
Capital expenditures	(122.6)	(148.2)
Purchases of short-term investments	(211.1)	—
Acquisitions of businesses, net of cash acquired	(323.9)	(76.4)
Other	(1.6)	(5.0)
Cash flows used in investing activities	(659.2)	(229.6)

Financing Activities:
Net change in accounts payable - inventory financing	(75.7)	(23.7)
Other cash flows from financing activities	(611.2)	(1,075.0)
Cash flows used in financing activities	(686.9)	(1,098.7)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.2)	3.1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(81.0)	$273.5
Operating Activities
Cash flows from operating activities are as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023	Change
Net income	$1,077.8	$1,104.3	$(26.5)
Adjustments for the impact of non-cash items(1)	362.2	375.6	(13.4)
Net income adjusted for the impact of non-cash items	1,440.0	1,479.9	(39.9)
Changes in assets and liabilities:
Accounts receivable(2)	(559.4)	(54.5)	(504.9)
Merchandise inventory(3)	61.1	139.0	(77.9)
Accounts payable-trade(4)	443.8	(55.4)	499.2
Other(5)	(108.2)	89.7	(197.9)
Net cash provided by operating activities	$1,277.3	$1,598.7	$(321.4)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
(2)The change is primarily due to timing of collections, including multi-year transactions.
(3)The change is primarily due to customer-driven stocking positions.
(4)The change is primarily due to timing of payments, including multi-year transactions.
(5)The change is primarily due to higher Miscellaneous receivables and Prepaid expenses and other in 2024.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2024	2023
Days of sales outstanding (DSO)(1)	84	77
Days of supply in inventory (DIO)(2)	13	13
Days of purchases outstanding (DPO)(3)	(79)	(73)
Cash conversion cycle	18	17
(1)Represents the rolling three-month average of the balance of the current portion of Accounts receivable, net at the end of the period, divided by average daily Net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.
(2)Represents the rolling three-month average of the balance of Merchandise inventory at the end of the period divided by average daily Cost of sales for the same three-month period.
(3)Represents the rolling three-month average of the combined balance of the current portion of Accounts payable-trade, excluding cash overdrafts, and Accounts payable-inventory financing at the end of the period divided by average daily Cost of sales for the same three-month period.
The cash conversion cycle increased to 18 days at December 31, 2024, compared to 17 days at December 31, 2023. The overall increase was primarily driven by an increase in DSO due to multi-year transactions and timing of collections. This was partially offset by an increase in DPO due to multi-year transactions and timing of payments. If customers continue to shift their software purchases to multi-year arrangements, unbilled receivables will continue to grow, which is offset by the growth in accounts payable to match the timing of collections due from customers with the payments due to vendors. Netted down revenue results in an increase in both DSO and DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash used in investing activities increased $430 million in 2024 compared to 2023. This increase was primarily due to the acquisition of Mission Cloud Services, Inc. and purchases of short-term investments in 2024.
Financing Activities
Net cash used in financing activities decreased $412 million in 2024 compared to 2023. The decrease was primarily driven by the Notes issuance in 2024, partially offset by the repayments of long-term debt. For additional information regarding the inventory financing and debt, see Note 7 (Inventory Financing Agreements) and Note 8 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations or liquidity.
Issuers and Guarantors of Debt Securities
Each series of our outstanding unsecured senior notes (collectively, the “Notes”) are issued by CDW LLC and CDW Finance Corporation (the “Issuers”) and are guaranteed by Parent and certain of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries” and, together with Parent, the “Guarantors”). All guarantees by Parent and the Guarantor Subsidiaries are joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Notes.
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries and
•rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future unsecured senior debt.

The following tables set forth Balance Sheet information as of December 31, 2024 and December 31, 2023, and Statement of Operations information for the years ended December 31, 2024 and 2023 for the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

	December 31,
(dollars in millions)	2024	2023
Current assets	$6,395.9	$5,770.0

Goodwill	4,158.3	3,939.7
Other assets	2,502.1	1,978.4
Total Non-current assets	$6,660.4	$5,918.1

Current liabilities	$4,990.6	$4,975.4

Long-term debt	5,606.8	5,031.4
Other liabilities	1,166.1	697.7
Total Long-term liabilities	$6,772.9	$5,729.1
Statements of Operations Information

	Year Ended December 31,
(dollars in millions)	2024	2023
Net sales	$18,494.0	$18,759.4
Gross profit	4,116.9	4,106.4
Operating income	1,560.5	1,507.3
Net income	1,014.1	945.6
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
We recognize revenue from performance obligations when, or as, the customer obtains control over the specified good or service. That is, when the customer has the ability to direct the use of and obtain substantially all of the benefits from the good or service. For the sale of hardware, this is generally upon delivery to the customer. As a result, we perform an analysis to estimate the amount of Net sales in-transit at the end of the period and adjust revenue and the related costs to reflect only what has been delivered to the customer. This analysis requires judgment whereby we perform an analysis of the estimated number of days of sales in-transit to customers at the end of each reporting period based on a weighted-average analysis of commercial delivery terms that include drop-shipment arrangements. Changes in delivery patterns may result in a different number of business days estimated to make this adjustment. For the sale of professional services, we recognize the revenue over time given that our customers simultaneously receive and consume the benefits from these services as they are performed. Depending on the arrangement, revenues from fixed fee contracts on professional services are recognized using an input method, which requires management to make estimates regarding the amount of resources required for each engagement in order to satisfy the performance obligation.
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
If we elect to bypass the qualitative assessment, or if indicators of impairment exist, a quantitative impairment test is performed. As part of the quantitative assessment, application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of our fair value in an orderly transaction between market participants. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital, future market conditions and profitability of future business strategies. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. However, since our last quantitative analysis, our past estimates of fair value would not have indicated an impairment when revised to include subsequent years’ actual results.
We completed our annual impairment analysis during the fourth quarter of 2024. We performed a qualitative analysis for all reporting units and concluded that it was more likely than not that the fair values of all reporting units exceeded their respective carrying values and, therefore, did not result in an impairment. The last quantitative analysis was performed in the fourth quarter of 2023, and it was determined that the fair values of each reporting unit substantially exceeded their carrying values, resulting in no goodwill impairment.
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
Recent Accounting Pronouncements
See the information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Item 7A. Quantitative and Qualitative Disclosures of Market Risks
Interest Rate Risk
Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior unsecured revolving loan facility and our senior unsecured term loan facility are floating and, therefore, are subject to fluctuations. We manage our exposure to interest rate risk through the proportion of fixed-rate debt and variable-rate debt in our debt portfolio. Additionally, from time to time, we may execute derivative instruments in order to manage the risk associated with changes in interest rates on borrowings under our variable-rate debt facilities. For additional information on our financial instruments and debt, see Note 9 (Fair Value Measurements and Financial Instruments) and Note 8 (Debt), respectively, to the accompanying Consolidated Financial Statements in Part II Item 8 of this report.
Based on our floating rate debt and derivative instruments outstanding at December 31, 2024 and 2023, a 100 basis point change would have no material impact on our results.
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
A hypothetical 10% change between the US dollar and the currencies from our international operations would have no material impact on our results for the years ended December 31, 2024 and 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Revenue recognition – Professional Services
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company provides professional services, which include project managers, specialists and engineers recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and the Company transfers those services. For professional services where revenue is recognized proportionally as costs are incurred, judgment is required in determining the total expected costs for each project at inception and as the services are performed.

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
Chicago, Illinois
February 21, 2025

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars and shares in millions, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$503.5	$588.7
Short-term investments	214.2	—
Accounts receivable, net of allowance for credit losses of $43.3 and $28.8, respectively	5,135.8	4,567.5
Merchandise inventory	605.3	668.1
Miscellaneous receivables	509.9	470.5
Prepaid expenses and other	404.4	410.2
Total current assets	7,373.1	6,705.0
Operating lease right-of-use assets	120.2	128.8
Property and equipment, net	192.0	195.5
Goodwill	4,620.4	4,413.4
Other intangible assets, net	1,356.6	1,369.7
Accounts receivable and other assets, noncurrent	1,016.1	472.2
Total Assets	$14,678.4	$13,284.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,381.3	$2,881.0
Accounts payable-inventory financing	355.2	430.9
Current maturities of long-term debt	235.8	613.1
Contract liabilities	491.0	487.4
Accrued expenses and other current liabilities:
Compensation	275.8	303.0
Advertising	137.7	119.9
Sales and income taxes	61.6	52.4
Other	536.0	554.3
Total current liabilities	5,474.4	5,442.0
Long-term liabilities:
Debt	5,607.0	5,031.8
Deferred income taxes	167.4	171.4
Operating lease liabilities	149.1	164.0
Accounts payable and other liabilities	927.8	432.9
Total long-term liabilities	6,851.3	5,800.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 132.6 and 134.1 shares outstanding, respectively	1.3	1.3
Paid-in capital	3,834.4	3,691.3
Accumulated deficit	(1,322.9)	(1,525.5)
Accumulated other comprehensive loss	(160.1)	(124.6)
Total stockholders’ equity	2,352.7	2,042.5
Total Liabilities and Stockholders’ Equity	$14,678.4	$13,284.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$20,998.7	$21,376.0	$23,748.7
Cost of sales	16,396.3	16,723.6	19,062.1
Gross profit	4,602.4	4,652.4	4,686.6
Selling and administrative expenses	2,951.1	2,971.5	2,951.4
Operating income	1,651.3	1,680.9	1,735.2
Interest expense, net	(214.5)	(226.6)	(235.7)
Other expense, net	(1.4)	(4.1)	(11.7)
Income before income taxes	1,435.4	1,450.2	1,487.8
Income tax expense	(357.6)	(345.9)	(373.3)
Net income	$1,077.8	$1,104.3	$1,114.5

Net income per common share:
Basic	$8.06	$8.20	$8.24
Diluted	$7.97	$8.10	$8.13

Weighted-average common shares outstanding:
Basic	133.8	134.6	135.2
Diluted	135.2	136.3	137.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,077.8	$1,104.3	$1,114.5
Other comprehensive income (loss), net of tax:
Unrealized loss from cash flow hedge	(2.8)	(1.9)	(0.1)
Reclassification of cash flow hedge to net income	0.3	—	3.6
Foreign currency translation adjustments	(33.0)	29.7	(61.5)
Other comprehensive (loss) income	(35.5)	27.8	(58.0)
Comprehensive income	$1,042.3	$1,132.1	$1,056.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$1,077.8	$1,104.3	$1,114.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275.3	270.7	290.6
Equity-based compensation expense	64.7	93.7	91.1
Deferred income taxes	(14.1)	(32.7)	(18.2)
Provision for credit losses	32.2	14.9	8.3
Other	4.1	29.0	16.2
Changes in assets and liabilities:
Accounts receivable	(559.4)	(54.5)	(34.8)
Merchandise inventory	61.1	139.0	111.9
Other assets	(605.3)	183.3	(208.9)
Accounts payable-trade	443.8	(55.4)	(260.0)
Other liabilities	497.1	(93.6)	225.2
Net cash provided by operating activities	1,277.3	1,598.7	1,335.9
Cash flows from investing activities
Capital expenditures	(122.6)	(148.2)	(127.8)
Purchases of short-term investments	(211.1)	—	—
Acquisitions of businesses, net of cash acquired	(323.9)	(76.4)	(36.7)
Other	(1.6)	(5.0)	—
Net cash used in investing activities	(659.2)	(229.6)	(164.5)
Cash flows from financing activities
Proceeds from borrowings under revolving credit facilities	294.2	207.6	2,301.4
Repayments of borrowings under revolving credit facilities	(294.2)	(282.0)	(2,531.2)
Proceeds from issuance of long-term debt	1,197.8	—	—
Repayments of long-term debt	—	(150.0)	(635.5)
Payments to extinguish long-term debt	(962.4)	—	—
Payments of debt issuance costs	(10.9)	—	—
Repayments of receivable financing liability	(36.6)	(61.1)	(68.8)
Net change in accounts payable-inventory financing	(75.7)	(23.7)	84.6
Repurchases of common stock	(500.0)	(500.0)	—
Proceeds from stock option exercises	47.0	49.3	30.2
Payment of incentive compensation plan withholding taxes	(38.2)	(40.0)	(23.1)
Dividend payments	(332.1)	(321.5)	(282.6)
Other	24.2	22.7	22.9
Net cash used in financing activities	(686.9)	(1,098.7)	(1,102.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.2)	3.1	(12.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(81.0)	273.5	57.1
Cash, cash equivalents and restricted cash – beginning of period	588.7	315.2	258.1
Cash, cash equivalents and restricted cash – end of period(1)	$507.7	$588.7	$315.2
Supplementary disclosure of cash flow information:
Interest paid	$(217.5)	$(233.2)	$(224.3)
Income taxes paid, net	$(398.6)	$(401.4)	$(362.2)
(1)Refer to Note 1 (Description of Business and Summary of Significant Accounting Policies) for further information on restricted cash.
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars and shares in millions)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2021	134.8	$1.3	$3,369.5	$(2,570.7)	$(94.4)	$705.7
Net income	—	—	—	1,114.5	—	1,114.5
Equity-based compensation expense	—	—	91.1	—	—	91.1
Stock option exercises	0.5	0.1	30.1	—	—	30.2
Coworker Stock Purchase Plan	0.2	—	25.5	—	—	25.5
Dividend payments ($2.090 per share)	—	—	1.9	(284.5)	—	(282.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(23.1)	—	(23.1)
Unrealized loss from hedge accounting	—	—	—	—	(0.1)	(0.1)
Reclassification of cash flow hedge to net income	—	—	—	—	3.6	3.6
Foreign currency translation	—	—	—	—	(61.5)	(61.5)
Balance as of December 31, 2022	135.5	1.4	3,518.1	(1,763.8)	(152.4)	1,603.3
Net income	—	—	—	1,104.3	—	1,104.3
Equity-based compensation expense	—	—	93.7	—	—	93.7
Stock option exercises	1.0	—	49.3	—	—	49.3
Coworker Stock Purchase Plan	0.2	—	28.2	—	—	28.2
Repurchases of common stock	(2.6)	(0.1)	—	(499.9)	—	(500.0)
Dividend payments ($2.390 per share)	—	—	2.0	(323.5)	—	(321.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(40.0)	—	(40.0)
Unrealized loss from hedge accounting	—	—	—	—	(1.9)	(1.9)
Foreign currency translation and other	—	—	—	(2.6)	29.7	27.1
Balance as of December 31, 2023	134.1	1.3	3,691.3	(1,525.5)	(124.6)	2,042.5
Net income	—	—	—	1,077.8	—	1,077.8
Equity-based compensation expense	—	—	64.7	—	—	64.7
Stock option exercises	0.8	—	47.0	—	—	47.0
Coworker Stock Purchase Plan	0.1	—	28.8	—	—	28.8
Repurchases of common stock	(2.4)	—	—	(500.0)	—	(500.0)
Dividend payments ($2.485 per share)	—	—	2.1	(334.2)	—	(332.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(38.2)	—	(38.2)
Unrealized loss from hedge accounting	—	—	—	—	(2.8)	(2.8)
Reclassification of cash flow hedge to net income	—	—	—	—	0.3	0.3
Foreign currency translation and other	—	—	0.5	(2.8)	(33.0)	(35.3)
Balance as of December 31, 2024	132.6	$1.3	$3,834.4	$(1,322.9)	$(160.1)	$2,352.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to business, government, education and healthcare customers in the United States (“US”), the United Kingdom (“UK”) and Canada. The Company’s broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience and security.
Throughout this report, the terms “the Company” and “CDW” refer to Parent and its subsidiaries.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Restricted cash represents funds that are restricted to satisfy deposit requirements with creditors. Restricted cash is presented within Prepaid expenses and other on the Consolidated Balance Sheets and totaled $4 million as of December 31, 2024.
Accounts Receivable
The timing of revenue recognition may differ from the time of billing to customers. Accounts receivable presented on the Consolidated Balance Sheets represent an unconditional right to consideration, which includes unbilled receivables. Unbilled receivables represent revenues that are not currently billable where payment is unconditional and solely subject to the passage of time. These items are expected to be billed and collected in the normal course of business. Unbilled receivables primarily arise from non-cancellable, multi-year arrangements for software sales whereby the Company has completed its performance obligation under the contracts but will invoice its customers ratably over a period of time. For additional information regarding multi-year arrangements, see “Revenue Recognition for Software” below. Accounts receivable that are billed are recorded at the invoiced amount and include the taxes to be collected from the customer as part of the sale. Such billed amounts typically do not bear interest. The balance of the Company’s accounts receivable is classified as current for amounts expected to be collected within 12 months and noncurrent for amounts to be collected beyond 12 months.
The Company occasionally may transfer certain accounts receivable, without recourse, to third-party financial companies as a method to accelerate cash collections and reduce the Company’s credit exposure. Under these agreements, the Company may transfer certain accounts receivable in exchange for cash less a discount, as defined by the agreements. The Company’s ability to sell receivables is dependent on the financial institutions’ willingness to purchase such receivables. In addition, certain of these agreements may also require that the Company continue to service, administer and collect the sold accounts receivable. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of the third-party financing company’s payment.
For additional information on the Company’s accounts receivables, see Note 4 (Accounts Receivable and Contract Balances).
Allowance for Credit Losses
The Company estimates an allowance for credit losses related to accounts receivable, inclusive of billed and unbilled amounts, for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. For billed accounts receivable, the allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate or gross domestic product growth rate. If there are additional changes in circumstances related to a specific customer, the Company further adjusts its estimate based on the expected loss. The Company has typically observed a higher loss-rate experience with customers in pools associated with the Company’s Corporate and Small Business segments, as compared to the pools associated with the Public segment.
For unbilled accounts receivable, the allowance is measured based on internal risk rating, which considers the customer’s credit rating, the duration of the multi-year arrangement, probability of default rates published by third-parties and other variables that mitigate the inherent credit risk on a particular transaction, such a legal right of set-off to the Company’s exposure. The internal risk rating is periodically reviewed for updates related to a customer’s credit rating and probability of default rates. Upon determining the internal risk rating, the allowance for credit loss is measured using the third-party default rates, adjusted for forecasted macroeconomic conditions. Given the nature of these unbilled receivables tied to multi-year arrangements and the robust credit approval process on long-term payment terms, the internal risk rating of these receivables is primarily low.
For additional information on the Company’s allowance for credit loss, see Note 4 (Accounts Receivable and Contract Balances).
Merchandise Inventory
Inventory is valued at the lower of cost and net realizable value. Cost is determined using actual cost on a first-in, first-out method. Price protection is recorded when earned as a reduction to the cost of inventory. The Company decreases

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the net realizable value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks and assumptions about future demand and market conditions.
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
Debt Issuance Costs
Debt issuance costs, such as underwriting, financial advisory, professional fees and other similar fees are capitalized and recognized in Interest expense, net over the estimated life of the related debt instrument using the effective interest method or straight-line method, as applicable. The Company classifies debt issuance costs as a direct deduction from the carrying value of the Long-term debt liability on the Consolidated Balance Sheets, except for debt issuance costs associated with revolving credit facilities which are presented as an asset, within Other assets on the Consolidated Balance Sheets.

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
Revenue Recognition
The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers, cloud providers and wholesale distributors. The Company may sell hardware, software and services on standalone basis or as a bundled solution arrangement. For additional information on the disaggregation of Net sales by major category, see Note 17 (Segment Information).
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified product or service, (ii) the Company has inventory risk before the specified product has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified product or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.
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
Revenue Recognition for Hardware
Revenues from the sale of hardware are recognized on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded as Net sales and the acquisition cost of the product recorded as Cost of sales. The Company recognizes revenue from these transactions when control has passed to the customer, which is typically based on the shipping terms in the contract with the customer (e.g., upon delivery of the product to the customer). The Company may leverage drop-shipment arrangements with many of its vendors and suppliers to deliver hardware to its customers without having to physically hold the inventory at its warehouses. The Company is the principal in the transaction and recognizes revenue for drop-shipment arrangements on a gross basis.
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
Revenue Recognition for Software
Revenues from the sale of software include perpetual licenses, term licenses, software assurance and cloud computing solutions. From time to time, such software may be sold as fixed, non-cancellable multi-installment arrangements (i.e., multi-year arrangements) or variable, cancellable arrangements (more common in cloud computing arrangements). In these instances, the Company recognizes revenue based on its present enforceable rights and obligations and when it has completed its performance obligation. In these instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that such arrangements do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing software and to mirror the payment terms offered by the software publisher.
Depending on the nature of the software, the Company may be acting as a principal or an agent. For perpetual licenses and term licenses, the software is recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software is delivered to the customer (i.e., via electronic delivery of keys). Generally, these licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. As a result, the value of the product is primarily the accompanying support delivered by a third party and, therefore, the Company is acting as an agent and recognizes the revenue on a net basis once its agency obligation is complete. This is common for security software where updates are critical to the core functionality of the software. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a net basis. For additional information regarding the accounting for bundled arrangements, see “Revenue Recognition for Bundled Arrangements” below.
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
The Company provides professional services, which include project managers, specialists and engineers, recommending, designing and implementing IT solutions. The Company is primarily responsible for the fulfillment and acceptability of the professional services and has control over how to provide the requested services. As a result, the Company is the principal, and professional services revenue is recognized on a gross basis either on a time and materials basis for variable contracts or proportionally as costs are incurred relative to the total estimated costs to complete for fixed fee contracts (i.e., an input method).
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
Advertising
Advertising costs are generally charged to expense in the period incurred and are presented in Selling and administrative expenses in the Consolidated Statements of Operations. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company generally classifies vendor consideration as a reduction to Cost of sales. During the years ended December 31, 2024, 2023 and 2022, the Company had advertising costs of $218 million, $215 million and $211 million, respectively.
Equity-Based Compensation
The Company measures all equity-based payments using a fair-value-based method and records compensation expense over the requisite service period using the straight-line method in its Consolidated Financial Statements. The expense calculation includes estimated forfeiture rates, which have been developed based upon historical experience.
Interest Expense, net
Interest expense, net includes interest expense and interest income. Interest expense, net is recognized in the period incurred at the applicable interest rate in effect. Interest income is recognized on an accrual basis in the period it is earned at the applicable interest rate.
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
2.     Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-240). This ASU requires entities to disclose disaggregated information about specific natural expense categories in the notes to the financial statements. The ASU is effective for all public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the ASU will have on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the ASU will have on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses included in a segment’s profit or loss measure on an annual and interim basis. The ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities are required to apply the amendments on a retrospective basis. The Company adopted this ASU for the 2024 annual reporting period, which resulted in additional disclosures for amounts presented within Note 17 (Segment Information).
3.     Acquisitions
Mission Cloud Services, Inc. (“Mission”)
On November 27, 2024, the Company completed its acquisition of Mission through a purchase of all the issued and outstanding equity interests for a base purchase price of $330 million. Mission is a leading cloud professional services, managed services and consulting provider. This strategic acquisition strengthens the Company’s capabilities to deliver full lifecycle projects and complements its existing cloud, data, artificial intelligence and software platform engineering solution capabilities.
The acquisition of Mission was not material to the Company’s results of operations and financial condition. The financial results of Mission have been included in the Company’s Consolidated Financial Statements since the date of acquisition, and the amounts are presented within the Corporate reportable segment. The purchase price allocation is preliminary and subject to customary closing adjustments and revision as additional information about fair value of assets and liabilities become available. Preliminarily, the Company recorded $218 million of Goodwill and $139 million of other intangible assets, which primarily related to customer relationships.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
4.     Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	December 31,
	2024	2023
Accounts receivable, current(1)	$4,386.4	$4,292.6
Unbilled accounts receivable, current(1)	749.4	274.9
Unbilled accounts receivable, noncurrent(2)	923.0	337.5
Total accounts receivable	$6,058.8	$4,905.0
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Unbilled accounts receivable, noncurrent are presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable are derecognized from the Consolidated Balance Sheets upon receipt of payment from the third-party financing company. During the years ended December 31, 2024 and 2023, the Company sold approximately $477 million and $506 million of accounts receivable, respectively.
The Company recognizes an allowance for credit losses at inception and reassesses quarterly based on expected collectability and forecasted macroeconomic conditions. The following table details the changes in the allowance for credit losses related to accounts receivable:

	As of December 31,
	2024	2023
Balance as of January 1	$28.8	$25.7
Increase to provision for credit losses	32.2	14.9
Write-offs charged against the allowance for credit losses	(14.8)	(14.5)
Other	1.2	2.7
Balance as of December 31(1)	$47.4	$28.8
(1)Includes a $4 million allowance for credit losses related to unbilled accounts receivable, noncurrent which is presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets as of December 31, 2024.
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

	December 31,
	2024	2023
Contract assets(1)	$97.1	$111.8
Contract liabilities(2)(3)	522.3	527.4
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(2)Includes $31 million and $40 million of long-term contract liabilities that are presented within Accounts payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.
(3)For the years ended December 31, 2024 and 2023, the Company recognized revenue of $315 million and $329 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For additional information regarding the Company’s performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of December 31, 2024 related to non-cancelable service contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$113.3	$67.7	$28.7	$11.1
5.     Property and Equipment
Property and equipment consist of the following:

		December 31,
	Useful Lives (Years)	2024	2023
Computer and data processing equipment	3 - 5	$204.7	$204.7
Building and leasehold improvements	5 - 25	133.6	125.3
Machinery and equipment	5 - 10	50.0	46.8
Computer software	3 - 5	35.3	35.7
Furniture and fixtures	5 - 10	31.1	23.5
Land	-*	27.7	28.1
Revenue generating assets	1 - 5	1.8	1.4
Construction in progress	-*	28.2	38.7
Property and equipment, gross		512.4	504.2
Less: Accumulated depreciation		(320.4)	(308.7)
Property and equipment, net		$192.0	$195.5
*Asset is not depreciated.
During 2024, 2023 and 2022, the Company recorded disposals of $37 million, $56 million and $7 million, respectively, to derecognize Property and equipment that were no longer in use.
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $53 million, $52 million and $58 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.     Goodwill and Other Intangible Assets
Goodwill
The changes in Goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2022(2)	$2,133.4	$230.2	$1,658.8	$320.3	$4,342.7
Acquisition activity(3)	19.7	—	36.3	—	56.0
Foreign currency translation	—	—	—	14.7	14.7
Balances as of December 31, 2023(2)	2,153.1	230.2	1,695.1	335.0	4,413.4
Acquisition activity(4)	217.7	—	0.4	—	218.1
Foreign currency translation	—	—	—	(11.1)	(11.1)
Balances as of December 31, 2024(2)	$2,370.8	$230.2	$1,695.5	$323.9	$4,620.4
(1)Other is comprised of CDW UK and CDW Canada operating segments.
(2)Goodwill is net of accumulated impairment losses of $1,571 million, $354 million and $28 million related to the Corporate, Public and Other segments, respectively, recorded in 2008 and 2009.
(3)Includes other immaterial acquisitions.
(4)The acquisition of Mission is fully allocated to the Corporate segment. For additional information regarding the acquisition of Mission, see Note 3 (Acquisitions). Remaining activity in the Public segments includes other immaterial acquisitions.
The Company performed a qualitative impairment assessment for all reporting units during the fourth quarter of 2024 and concluded that it was more likely than not that the fair values of all reporting units exceeded their respective carrying values and, therefore, no impairment existed. The Company performed a quantitative impairment assessment for all reporting units during the fourth quarter of 2023 and determined that the fair values of each reporting unit substantially exceeded their carrying values and, therefore, no impairment existed.
Other Intangible Assets
A summary of intangible assets is as follows:

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 - 14	$3,478.1	$(2,361.6)	$1,116.5
Trade name	1 - 20	449.6	(387.6)	62.0
Internally developed software	3 - 5	391.6	(246.9)	144.7
Other	1 - 10	35.6	(2.2)	33.4
Total		$4,354.9	$(2,998.3)	$1,356.6

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 - 14	$3,379.7	$(2,236.6)	$1,143.1
Trade name	1 - 20	446.1	(366.6)	79.5
Internally developed software	3 - 5	474.9	(330.6)	144.3
Other	1 - 10	4.3	(1.5)	2.8
Total		$4,305.0	$(2,935.3)	$1,369.7
During the years ended December 31, 2024, 2023 and 2022, the Company recorded disposals of $155 million, $33 million and $8 million, respectively, to derecognize intangible assets that were no longer in use.
During the years ended December 31, 2024, 2023 and 2022, the Company recorded amortization expense related to intangible assets of $222 million, $219 million and $233 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,	Estimated Future Amortization Expense
2025	$240.0
2026	217.8
2027	182.4
2028	138.0
2029	125.0
Thereafter	453.4
Total future amortization expense	$1,356.6
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
The amounts outstanding under these agreements as of December 31, 2024 and 2023 were $355 million and $431 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 8 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 8 (Debt).
The following table details the changes in the Company’s confirmed obligations outstanding related to inventory financing agreements:

As of December 31, 2024
Confirmed obligations outstanding as of January 1	$430.9
Invoices confirmed during the period	2,388.1
Confirmed invoices paid during the period	(2,463.8)
Confirmed obligations outstanding as of December 31	$355.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
8.     Debt

			As of December 31,
	Maturity Date	Interest Rate	2024	2023
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2026	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2024	December 2024	5.500%	—	575.0
Senior notes due 2025	May 2025	4.125%	211.1	600.0
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2030	March 2030	5.100%	600.0	—
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2034	August 2034	5.550%	600.0	—
Total unsecured senior notes			5,211.1	4,975.0

Receivable financing liability			21.2	56.9
Other long-term obligations			8.8	6.9
Unamortized debt issuance costs and discount			(32.8)	(28.4)
Current maturities of long-term debt			(235.8)	(613.1)
Total long-term debt			$5,607.0	$5,031.8
As of December 31, 2024, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of December 31, 2024, the Company could have borrowed up to an additional $1.2 billion under the Revolving Loan Facility. As of December 31, 2024, the Revolving Loan Facility had $356 million reserved for the floorplan sub-facility.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. The Company did not execute any transfers under these agreements during the years ended December 31, 2024 and 2023.
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
Total Debt Maturities
As of December 31, 2024, aggregate future maturities of debt, excluding unamortized debt issuance costs, are as follows for the years ending December 31:

Years	Debt Maturities
2025	$236.0
2026	1,637.2
2027	1.7
2028	1,100.7
2029	700.0
Thereafter	2,200.0
Total debt maturities	$5,875.6
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized debt issuance costs, were as follows:

	December 31,
	2024	2023
Fair value	$5,602.8	$5,348.2
Carrying value	5,875.6	5,673.3
9.     Fair Value Measurements and Financial Instruments
Derivative Instruments
The Company may use derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The following sections detail the Company’s derivative financial instruments.
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The Company has interest rate collar agreements that provide for contractually specified interest rate cap and an interest rate floor based on SOFR. The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed for the year ended December 31, 2024.
As of December 31, 2024 and December 31, 2023, the interest rate collar agreements were classified within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of December 31, 2024 and December 31, 2023, which mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the year ended December 31, 2024, the change in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net was not material.
Treasury Locks
The Company used treasury lock agreements to manage interest rate risk in advance of the issuance of fixed rate debt. During the year ended December 31, 2024, the Company executed and settled treasury lock agreements for a total notional value of $600 million, concurrent with the issuance of unsecured senior notes. The treasury lock agreements were settled at an immaterial loss. For additional information regarding the issuance of the unsecured senior notes, see Note 8 (Debt).
The treasury lock agreements were designated as cash flow hedges. The loss on the settlement was recorded to AOCL and is subsequently reclassified into Interest expense, net over the term of the debt in the same period during which the hedged forecasted transaction affects earnings. During the year ended December 31, 2024, the reclassification from AOCL to Interest expense, net was not material.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Short-term Investments
Short-term investments, which have a maturity that extends beyond three months but within one year, is comprised of a certificate of deposit. As of December 31, 2024, the amortized cost of the certificate of deposit was $214 million and is classified within Short-term investments on the Consolidated Balance Sheets. The fair value of the short-term investment approximates the carrying value due to its short-term nature and is classified as a Level 2 in the fair value hierarchy.
10.     Income Taxes
Income before income taxes was taxed under the following jurisdictions:

	Year Ended December 31,
	2024	2023	2022
Domestic	$1,312.5	$1,298.1	$1,355.6
Foreign	122.9	152.1	132.2
Total	$1,435.4	$1,450.2	$1,487.8
Components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$267.4	$267.3	$281.8
State	72.8	69.7	75.8
Foreign	31.5	41.6	33.9
Total current	371.7	378.6	391.5
Deferred:
Domestic	(14.0)	(29.3)	(15.0)
Foreign	(0.1)	(3.4)	(3.2)
Total deferred	(14.1)	(32.7)	(18.2)
Income tax expense	$357.6	$345.9	$373.3
The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective income tax rate was as follows:

	Year Ended December 31,
	2024		2023		2022
Statutory federal income tax rate	$301.4	21.0%	$304.5	21.0%	$312.4	21.0%
State taxes, net of federal effect	60.0	4.2	55.8	3.8	61.1	4.1
Excess tax benefit of equity awards	(15.5)	(1.1)	(29.6)	(2.0)	(12.0)	(0.8)
Tax on foreign earnings	5.8	0.4	8.5	0.6	3.0	0.2
Other	5.9	0.4	6.7	0.5	8.8	0.6
Effective income tax rate	$357.6	24.9%	$345.9	23.9%	$373.3	25.1%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The tax effect of temporary differences that give rise to net deferred income tax liabilities is presented below.

	December 31,
	2024	2023
Deferred tax assets:
Contract liabilities	$33.5	$38.4
Equity compensation plans	29.4	34.5
Net operating loss and credit carryforwards, net	40.2	17.0
Payroll and benefits	10.3	17.2
Operating lease liabilities	38.7	45.6
Accounts receivable	20.7	20.1
Other	22.5	19.9
Total deferred tax assets	195.3	192.7

Deferred tax liabilities:
Acquisition-related intangibles	279.8	269.8
Property and equipment	14.7	22.4
Operating lease right-of-use assets	22.5	27.6
Other	23.0	26.7
Total deferred tax liabilities	340.0	346.5
Deferred tax asset valuation allowance	21.9	17.0
Net deferred tax liabilities	$166.6	$170.8
The Company has income tax net operating losses of $88 million that do not expire and international tax credit carryforwards of $17 million, which expire in 2027.
The Company is indefinitely reinvested in its UK business, and therefore did not provide for any US deferred taxes on the earnings of the UK business. The Company is not permanently reinvested in its Canadian business and therefore has recognized deferred tax liabilities of $7 million as of December 31, 2024 related to Canada withholding taxes on earnings of its Canadian business.
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
Changes in the Company’s unrecognized tax benefits as of December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Balance as of January 1	$19.3	$18.7	$18.4
Additions/reductions for current year and prior year	0.4	0.6	0.3
Balance as of December 31	$19.7	$19.3	$18.7
As of December 31, 2024, the Company had $20 million of unrecognized tax benefits that, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net income. The impact of recognizing these tax benefits, net of the federal income tax benefit related to unrecognized state income tax benefits, would be approximately $16 million.
11.     Leases
The Company has operating leases primarily for real estate, data centers and equipment. Remaining lease terms are up to 11 years.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Supplemental Consolidated Balance Sheets information related to the Company’s operating leases is as follows:

		December 31,
Lease	Balance Sheet Presentation	2024	2023
Operating lease right-of-use asset	Operating lease right-of-use assets	$120.2	$128.8

Current operating lease liabilities	Accrued expenses and other current liabilities - Other	$32.2	$34.0
Long-term operating lease liabilities	Long-term liabilities - Operating lease liabilities	149.1	164.0
Total lease liabilities		$181.3	$198.0

		December 31,
Lease term and discount rate		2024	2023
Weighted average remaining lease term (years)		7.9	8.0
Weighted average discount rate		4.26%	4.03%
Operating lease cost, inclusive of variable and short-term lease cost, for the years ended December 31, 2024, 2023 and 2022 was $60 million, $62 million and $62 million, respectively.
Maturities of operating lease liabilities are as follows:

December 31, 2024
2025	$40.1
2026	33.8
2027	26.0
2028	21.2
2029	15.4
Thereafter	80.4
Total lease payments	$216.9
Less: Interest	(34.1)
Less: Lease Incentives(1)	(1.5)
Present value of lease liabilities	$181.3
(1)Includes lease incentives that will be realized in 2025.
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$44.0	$41.7	$42.8
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$18.7	$24.6	$43.6
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
During 2024, the Company repurchased 2.4 million shares of its common stock for $500 million under the share repurchase program. On February 5, 2025, the Company announced that its Board of Directors authorized a $750 million increase to the share repurchase program, which was incremental to the approximately $588 million remaining as of December 31, 2024 under the $750 million authorization announced on February 7, 2024.
13.     Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2024	2023	2022
Equity-based compensation expense	$64.7	$93.7	$91.1
Income tax benefit(1)	(10.8)	(17.3)	(15.5)
Equity-based compensation expense, net of tax	$53.9	$76.4	$75.6
(1)Represents equity-based compensation tax expense at the statutory tax rates. Excess tax benefits associated with equity awards are excluded from this disclosure and separately disclosed in Note 10 (Income Taxes).
The total unrecognized compensation cost related to non-vested awards was $108 million as of December 31, 2024 and is expected to be recognized over a weighted-average period of 2.1 years.
Long-Term Incentive Plan
The 2021 Long-Term Incentive Plan (“2021 LTIP”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 LTIP is 22.1 million shares. As of December 31, 2024, 6.2 million shares were available for issuance under the 2021 LTIP. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
Stock Options
The exercise price of a stock option granted is equal to the fair value of the underlying stock on the date of the grant. Stock options granted under the LTIPs have a contractual term of ten years and generally vest ratably over three years. To estimate the fair value of options granted, the Company uses the Black-Scholes option pricing model.
The weighted-average assumptions used to value the stock options granted were as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value	$76.21	$64.77	$43.20
Expected volatility(1)	29.32%	29.94%	27.50%
Risk-free rate(2)	4.07%	3.80%	1.94%
Expected dividend yield	1.08%	1.24%	1.17%
Expected term (in years)(3)	5.4	5.5	6.0
(1)Based on a weighting of the historical volatility and implied volatility.
(2)Based on a composite US Treasury rate.
(3)Based on contractual term length and on historical experience of both exercised and unexercised options.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Stock option activity for the year ended December 31, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3,190,946	$126.40
Granted	82,881	245.62
Forfeited/Expired	(28,842)	195.04
Exercised(1)	(478,686)	98.11
Outstanding at December 31, 2024	2,766,299	134.15	5.28	$132.3

Vested and exercisable at December 31, 2024	2,225,183	$117.20	4.68	$131.7
Expected to vest after December 31, 2024	541,116	$203.77	7.73	$0.6
(1)The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $66 million, $97 million and $40 million, respectively.
Restricted Stock Units (“RSUs”)
Restricted stock units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. RSUs granted under the LTIPs vest either ratably over three years or cliff-vest at the end of three years. The fair value of RSUs is equal to the closing price of the Company’s common stock on date of grant.
RSU activity for the year ended December 31, 2024 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	398,613	$181.85
Granted(1)	328,768	203.24
Vested(2)	(207,350)	179.46
Forfeited	(28,679)	191.98
Non-vested at December 31, 2024	491,352	196.58
(1)The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $203.24, $189.30 and $169.11, respectively.
(2)The aggregate fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $37 million, $27 million and $16 million, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
PSU activity for the year ended December 31, 2024 was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	394,882	$188.76
Granted(1)	199,174	224.53
Attainment adjustment(2)	122,295	156.18
Vested(3)	(258,590)	163.89
Forfeited	(27,480)	201.13
Non-vested at December 31, 2024	430,281	210.22
(1)The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2024, 2023 and 2022 was $224.53, $210.30 and $176.14, respectively.
(2)During the year ended December 31, 2024, the PSUs that vested at December 31, 2023 were adjusted to reflect final attainment.
(3)The aggregate fair value of PSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $42 million, $35 million and $28 million, respectively.
14.     Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Year Ended December 31,
	2024	2023	2022
Basic weighted-average shares outstanding	133.8	134.6	135.2
Effect of dilutive securities(1)	1.4	1.7	1.8
Diluted weighted-average shares outstanding(2)	135.2	136.3	137.0
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan (“CSPP”) units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2024, 2023 and 2022, respectively. Inclusion of these common shares in diluted weighted average shares outstanding would have had an anti-dilutive effect.
15.     Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit-sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the US. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2024, 2023 and 2022, the amounts expensed for these plans were $27 million, $20 million and $43 million, respectively.
Coworker Stock Purchase Plan (“CSPP”)
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
As of December 31, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
The Company received a Civil Investigative Demand, issued by Department of Justice (“DOJ”) on June 11, 2024 in connection with a False Claims Act investigation. The DOJ requested information relating to bids the Company submitted for contracts funded in whole or in part by the Schools and Libraries Program (E-Rate Program). The Company is cooperating with the DOJ and, at this stage in the investigation, is unable to assess the probability of any outcome or the range of possible loss, if any.
17.     Segment Information
The Company has three reportable segments: Corporate, Small Business, and Public. In addition, there are two other operating segments: CDW UK and CDW Canada, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). The organizational structure of the Company’s segments is determined based on how the chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates performance, allocates resources and manages operations, which is primarily based on customer base. Specifically, the Corporate reportable segment is primarily comprised of private sector business customers with more than 250 employees in the US, the Small Business reportable segment is primarily comprised of private sector business customers with up to 250 employees in the US, and the Public reportable segment is comprised of government agencies and education and healthcare institutions in the US.
The accounting policies used to determine profit and loss measures are consistent across all reportable segments and on a consolidated basis. Additionally, the CODM reviews key profit and loss measures for each reportable segment consistently based on both segment Gross profit and Operating income. Specifically, the CODM reviews Gross profit by segment to develop forecasting and evaluate overall profitability performance and Operating income by segment to make investment strategy and performance-based compensation decisions. Segment information for Total assets and capital expenditures is not presented given that such information is not used in measuring segment performance or allocating resources between segments.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Information about the Company’s segments for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
2024:
Net sales	$8,837.2	$1,523.5	$8,157.7	$2,480.3	$—	$20,998.7
Cost of sales	6,737.7	1,170.6	6,498.5	1,989.5	—	16,396.3
Gross profit	2,099.5	352.9	1,659.2	490.8	—	4,602.4
Other segment items(1)	1,220.0	171.9	913.3	378.7	267.2	2,951.1
Operating income (loss)	$879.5	$181.0	$745.9	$112.1	$(267.2)	$1,651.3

Other Segment Information(2)
Depreciation and amortization expense	$76.5	$3.4	$55.4	$28.1	$111.9	$275.3

2023:
Net sales	$8,960.8	$1,556.0	$8,305.7	$2,553.5	$—	$21,376.0
Cost of sales	6,833.0	1,194.3	6,638.2	2,058.1	—	16,723.6
Gross profit	2,127.8	361.7	1,667.5	495.4	—	4,652.4
Other segment items(1)	1,281.0	184.4	932.5	353.3	220.3	2,971.5
Operating income (loss)	$846.8	$177.3	$735.0	$142.1	$(220.3)	$1,680.9

Other Segment Information(2)
Depreciation and amortization expense	$82.1	$4.7	$58.4	$30.1	$95.4	$270.7

2022:
Net sales	$10,350.1	$1,938.9	$8,551.3	$2,908.4	$—	$23,748.7
Cost of sales	8,170.8	1,544.9	6,918.0	2,428.4	—	19,062.1
Gross profit	2,179.3	394.0	1,633.3	480.0	—	4,686.6
Other segment items(1)	1,247.6	207.2	951.6	349.3	195.7	2,951.4
Operating income (loss)	$931.7	$186.8	$681.7	$130.7	$(195.7)	$1,735.2

Other Segment Information(2)
Depreciation and amortization expense	$98.0	$6.4	$67.9	$31.9	$86.4	$290.6
(1)Primarily includes payroll and other coworker costs, advertising expense and other selling and administrative costs.
(2)Depreciation and amortization expense is primarily included within Other segment items.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
    Geographic Areas and Revenue Mix

	Year Ended December 31, 2024
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$8,779.4	$1,499.8	$8,150.4	$27.3	$18,456.9
Rest of World	57.8	23.7	7.3	2,453.0	2,541.8
Total Net sales	$8,837.2	$1,523.5	$8,157.7	$2,480.3	$20,998.7

Major Product and Services
Hardware	$6,015.5	$1,201.6	$6,225.1	$1,776.9	$15,219.1
Software	1,863.0	228.7	1,320.5	392.2	3,804.4
Services	898.5	75.8	593.6	299.4	1,867.3
Other(2)	60.2	17.4	18.5	11.8	107.9
Total Net sales	$8,837.2	$1,523.5	$8,157.7	$2,480.3	$20,998.7

Sales by Channel
Corporate	$8,837.2	$—	$—	$—	$8,837.2
Small Business	—	1,523.5	—	—	1,523.5
Government	—	—	2,486.9	—	2,486.9
Education	—	—	3,167.3	—	3,167.3
Healthcare	—	—	2,503.5	—	2,503.5
Other	—	—	—	2,480.3	2,480.3
Total Net sales	$8,837.2	$1,523.5	$8,157.7	$2,480.3	$20,998.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$7,369.0	$1,325.6	$7,176.7	$2,101.7	$17,973.0
Transferred at a point in time where CDW is agent	807.1	146.7	526.9	126.9	1,607.6
Transferred over time where CDW is principal	661.1	51.2	454.1	251.7	1,418.1
Total Net sales	$8,837.2	$1,523.5	$8,157.7	$2,480.3	$20,998.7
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the years ended December 31, 2024, 2023 and 2022. Categories are based upon internal classifications.

	Year Ended December 31,
	2024		2023		2022
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$5,089.9	24.2%	$4,690.5	21.9%	$6,179.7	26.0%
Netcomm Products	2,538.2	12.1	3,185.4	14.9	2,729.7	11.5
Collaboration	1,770.6	8.4	1,909.7	8.9	2,394.8	10.1
Data Storage and Servers	2,133.8	10.2	2,240.7	10.5	2,479.0	10.4
Desktops	1,111.2	5.3	1,069.1	5.0	1,284.9	5.4
Other Hardware	2,575.4	12.3	2,607.2	12.3	3,022.9	12.7
Total Hardware	15,219.1	72.5	15,702.6	73.5	18,091.0	76.1

Software(1)	3,804.4	18.1	3,799.3	17.8	3,684.9	15.5
Services(1)	1,867.3	8.9	1,761.3	8.2	1,842.0	7.8
Other(2)	107.9	0.5	112.8	0.5	130.8	0.6
Total Net sales	$20,998.7	100.0%	$21,376.0	100.0%	$23,748.7	100.0%
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
Based on its assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation
Opinion on Internal Control Over Financial Reporting
We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CDW Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
February 21, 2025

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

We have a Policy on Insider Trading governing the purchase, sale, and/or other dispositions of our securities by directors, officers, coworkers and consultants, as well as the Company itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Policy on Insider Trading is filed with this Annual Report on Form 10-K as Exhibit 19.1.

See Part I - “Information about our Executive Officers” for the biographical information of our executive officers, which is incorporated by reference in this Item 10. Other information required under this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders on May 20, 2025 (“2025 Proxy Statement”), which we will file with the SEC on or before April 30, 2025.
Item 11. Executive Compensation

Information required under this Item 11 is incorporated herein by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item 12 is incorporated herein by reference to the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under this Item 13 is incorporated herein by reference to the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services

Information required under this Item 14 is incorporated herein by reference to the 2025 Proxy Statement.

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

3.2	Amended and Restated By Laws of CDW Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 8-K filed on December 18,2024 and incorporated herein by reference.

3.3	Articles of Organization of CDW LLC, previously filed as Exhibit 3.3 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.4	Amended and Restated Limited Liability Company Agreement of CDW LLC, previously filed as Exhibit 3.4 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.5	Certificate of Incorporation of CDW Finance Corporation, previously filed as Exhibit 3.5 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

3.6	Amended and Restated By-Laws of CDW Finance Corporation, previously filed as Exhibit 3.1 with CDW Corporation’s Form 10-Q filed on May 8, 2015 and incorporated herein by reference.

3.7	Articles of Organization of CDW Technologies LLC, previously filed as Exhibit 3.7 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.8	Operating Agreement of CDW Technologies LLC, previously filed as Exhibit 3.8 with CDW Corporation’s Form 10-K filed on February 25, 2016 and incorporated herein by reference.

3.9	Articles of Organization of CDW Direct, LLC, previously filed as Exhibit 3.9 with CDW Corporation’s Form S-4 filed on September 7, 2010 and incorporated herein by reference.

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

3.26*	Certificate of Incorporation of Mission Cloud Services, Inc.

3.27*	Amended and Restated Bylaws of Mission Cloud Services, Inc.

4.1*	Description of CDW Corporation’s Common Stock

4.2	Specimen Common Stock Certificate, previously filed as Exhibit 4.1 with CDW Corporation’s Amendment No. 3 to Form S-1 filed on June 25, 2013 and incorporated herein by reference.

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

4.5	Form of 4.250% Senior Note (included as Exhibit A to Exhibit 4.4) previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on September 26, 2019 and incorporated herein by reference.

4.6
Fifth Supplemental Indenture, dated as of April 21, 2020, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on April 21, 2020 and incorporated herein by reference.

4.7	Form of 4.125% Senior Note (included as Exhibit A to Exhibit 4.6), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on April 21, 2020 and incorporated herein by reference.

4.8
Sixth Supplemental Indenture, dated as of August 13, 2020, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on August 13, 2020 and incorporated herein by reference.

4.9	Form of 3.25% Senior Note (included as Exhibit A to Exhibit 4.8), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on August 13, 2020 and incorporated herein by reference.

4.10
Seventh Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.11	Form of 2.670% Senior Note (included as Exhibit A to Exhibit 4.10) previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.12
Eighth Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association, previously filed as Exhibit 4.4 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.13	Form of 3.276% Senior Note (included as Exhibit A to Exhibit 4.12) previously filed as Exhibit 4.5 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.14
Ninth Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank National Association, previously filed as Exhibit 4.6 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.15	Form of 3.569% Senior Note (included as Exhibit A to Exhibit 4.14) previously filed as Exhibit 4.7 with CDW Corporation’s Form 8-K filed on December 1, 2021 and incorporated herein by reference.

4.16*
Eleventh Supplemental Indenture, dated as of January 31, 2022, by and among SCS Holdings I, LLC, Sirius Computer Solutions, LLC, Sirius Federal, LLC, Sirius Computer Solutions Financial Services, LLC and U.S. Bank National Association, as trustee

4.17*
Twelfth Supplemental Indenture, dated as of January 31, 2022, by and among SCS Holdings I, LLC, Sirius Computer Solutions, LLC, Sirius Federal, LLC, Sirius Computer Solutions Financial Services, LLC and U.S. Bank National Association, as trustee

4.18*
Thirteenth Supplemental Indenture, dated as of January 31, 2022, by and among SCS Holdings I, LLC, Sirius Computer Solutions, LLC, Sirius Federal, LLC, Sirius Computer Solutions Financial Services, LLC and U.S. Bank National Association, as trustee

4.19*
Fourteenth Supplemental Indenture, dated as of January 31, 2022, by and among SCS Holdings I, LLC, Sirius Computer Solutions, LLC, Sirius Federal, LLC, Sirius Computer Solutions Financial Services, LLC and U.S. Bank National Association, as trustee

Exhibit Number	Description
4.20*
Fifteenth Supplemental Indenture, dated as of January 31, 2022, by and among SCS Holdings I, LLC, Sirius Computer Solutions, LLC, Sirius Federal, LLC, Sirius Computer Solutions Financial Services, LLC and U.S. Bank National Association, as trustee

4.21*
Sixteenth Supplemental Indenture, dated as of January 31, 2022, by and among SCS Holdings I, LLC, Sirius Computer Solutions, LLC, Sirius Federal, LLC, Sirius Computer Solutions Financial Services, LLC and U.S. Bank National Association, as trustee

4.22*
Seventeenth Supplemental Indenture, dated as of January 31, 2022, by and among SCS Holdings I, LLC, Sirius Computer Solutions, LLC, Sirius Federal, LLC, Sirius Computer Solutions Financial Services, LLC and U.S. Bank National Association, as trustee

4.23
Eighteenth Supplemental Indenture, dated as of August 22, 2024, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank Trust Company, National Association as trustee, previously filed as Exhibit 4.2 with CDW Corporation’s Form 8-K filed on August 22, 2024 and incorporated herein by reference.

4.24	Form of 5.100% Senior Note (included as Exhibit A to Exhibit 4.23), previously filed as Exhibit 4.3 with CDW Corporation’s Form 8-K filed on August 22, 2024 and incorporated herein by reference.

4.25
Nineteenth Supplemental Indenture, dated as of August 22, 2024, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto and U.S. Bank Trust Company, National Association as trustee, previously filed as Exhibit 4.4 with CDW Corporation’s Form 8-K filed on August 22, 2024 and incorporated herein by reference.

4.26	Form of 5.550% Senior Note (included as Exhibit A to Exhibit 4.25), previously filed as Exhibit 4.5 with CDW Corporation’s Form 8-K filed on August 22, 2024 and incorporated herein by reference.

4.27*	Twentieth Supplemental Indenture, dated as of January 27, 2025, by and between Mission Cloud Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.

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

10.10§	CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 19, 2016 and incorporated herein by reference.

10.11§	CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on May 21, 2021 and incorporated herein by reference.

10.12§*	CDW Corporation Coworker Stock Purchase Plan (As Amended and Restated, Effective May 20, 2021),

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

10.17§*	Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023.

10.18§*	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan.

10.19§
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.20 with CDW Corporation’s Form 10-K filed on February 24, 2023 and incorporated herein by reference.

10.20§
Form of Lead Independent Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan, previously filed as Exhibit 10.1 with CDW Corporation’s Form 10-Q filed on May 3, 2023 and incorporated herein by reference.

10.21§	CDW LLC Nonqualified Deferred Compensation Plan, previously filed as Exhibit 10.3 with CDW Corporation’s Form 10-Q filed on August 4, 2021 and incorporated herein by reference.

10.22§	First Amendment to the CDW LLC Nonqualified Deferred Compensation Plan, previously filed as Exhibit 10.2 with CDW Corporation’s Form 10-Q filed on May 3, 2023 and incorporated herein by reference.

10.23§	CDW Director Deferred Compensation Plan, previously filed as Exhibit 10.23 with CDW Corporation’s Form 10-K filed on February 28, 2022 and incorporated herein by reference.

10.24§
Letter Agreement, dated as of October 24, 2024, by and between CDW Corporation and Christina M. Corley, previously filed as Exhibit 10.1 with CDW Corporation’s Form 8-K filed on October 25, 2024 and incorporated herein by reference.

19.1*	CDW Corporation Policy on Insider Trading.

21.1*	List of subsidiaries.

22.1*	List of Issuer and Guarantor subsidiaries.

Exhibit Number	Description
23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

97.1§	CDW Corporation Restatement Disgorgement Policy, previously filed as Exhibit 97.1 with CDW Corporation’s Form 10-K filed on February 26, 2024 and incorporated herein by reference.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CDW CORPORATION

Date:	February 21, 2025	By:	/s/ Christine A. Leahy
Christine A. Leahy
Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christine A. Leahy	Chair, President and Chief Executive Officer (principal executive officer) and Director	February 21, 2025
Christine A. Leahy

/s/ Albert J. Miralles	Chief Financial Officer and Senior Vice President, Enterprise Business Operations (principal financial officer)	February 21, 2025
Albert J. Miralles

/s/ Peter R. Locy	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 21, 2025
Peter R. Locy

/s/ Virginia C. Addicott	Director	February 21, 2025
Virginia C. Addicott

/s/ James A. Bell	Director	February 21, 2025
James A. Bell

/s/ Lynda M. Clarizio	Director	February 21, 2025
Lynda M. Clarizio

/s/ Anthony R. Foxx	Director	February 21, 2025
Anthony R. Foxx

/s/ Kelly J. Grier	Director	February 21, 2025
Kelly J. Grier

/s/ Marc E. Jones	Director	February 21, 2025
Marc E. Jones

/s/ Sanjay Mehrotra	Director	February 21, 2025
Sanjay Mehrotra

/s/ David W. Nelms	Director	February 21, 2025
David W. Nelms

/s/ Joseph R. Swedish	Director	February 21, 2025
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 21, 2025
Donna F. Zarcone