Form 10-Q
period 2025-03-31
CDW Corp
filed 2025-05-07
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of May 2, 2025, there were 131,685,150 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$471.4	$503.5
Short-term investments	216.7	214.2
Accounts receivable, net of allowance for credit losses of $47.5 and $43.3, respectively	5,334.4	5,135.8
Merchandise inventory	720.2	605.3
Miscellaneous receivables	523.6	509.9
Prepaid expenses and other	385.3	404.4
Total current assets	7,651.6	7,373.1
Operating lease right-of-use assets	112.9	120.2
Property and equipment, net	188.3	192.0
Goodwill	4,636.1	4,620.4
Other intangible assets, net	1,314.2	1,356.6
Accounts receivable and other assets, noncurrent	1,115.4	1,016.1
Total Assets	$15,018.5	$14,678.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,628.4	$3,381.3
Accounts payable-inventory financing	343.7	355.2
Current maturities of long-term debt	230.6	235.8
Contract liabilities	520.6	491.0
Accrued expenses and other current liabilities:
Compensation	225.8	275.8
Advertising	156.3	137.7
Sales and income taxes	124.2	61.6
Other	551.9	536.0
Total current liabilities	5,781.5	5,474.4
Long-term liabilities:
Debt	5,622.4	5,607.0
Deferred income taxes	155.0	167.4
Operating lease liabilities	140.6	149.1
Accounts payable and other liabilities	995.9	927.8
Total long-term liabilities	6,913.9	6,851.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 131.7 and 132.6 shares outstanding, respectively	1.3	1.3
Paid-in capital	3,866.5	3,834.4
Accumulated deficit	(1,401.8)	(1,322.9)
Accumulated other comprehensive loss	(142.9)	(160.1)
Total stockholders’ equity	2,323.1	2,352.7
Total Liabilities and Stockholders’ Equity	$15,018.5	$14,678.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per-share amounts) (unaudited)
	Three Months Ended March 31,
	2025	2024
Net sales	$5,199.1	$4,872.7
Cost of sales	4,076.8	3,809.4
Gross profit	1,122.3	1,063.3
Selling and administrative expenses	760.9	735.3
Operating income	361.4	328.0
Interest expense, net	(57.1)	(51.3)
Other expense, net	(0.3)	(0.1)
Income before income taxes	304.0	276.6
Income tax expense	(79.1)	(60.5)
Net income	$224.9	$216.1

Net income per common share:
Basic	$1.70	$1.61
Diluted	$1.69	$1.59

Weighted-average common shares outstanding:
Basic	132.5	134.4
Diluted	133.5	136.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2025	2024
Net income	$224.9	$216.1
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain from cash flow hedge	(1.8)	1.8
Reclassification of cash flow hedge to net income, net of tax	0.2	—
Foreign currency translation adjustments	18.8	(10.6)
Other comprehensive income (loss)	17.2	(8.8)
Comprehensive income	$242.1	$207.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$224.9	$216.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.9	67.3
Equity-based compensation expense	20.5	19.4
Deferred income taxes	(14.1)	(10.0)
Provision for credit losses	8.3	4.2
Other	(1.7)	1.5
Changes in assets and liabilities:
Accounts receivable	(184.5)	253.5
Merchandise inventory	(112.1)	(3.7)
Other assets	(84.2)	(46.0)
Accounts payable-trade	231.5	(138.9)
Other liabilities	123.7	76.6
Net cash provided by operating activities	287.2	440.0
Cash flows from investing activities:
Capital expenditures	(26.9)	(29.5)
Acquisitions of businesses, net of cash acquired	(5.0)	(0.2)
Net cash used in investing activities	(31.9)	(29.7)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	386.6	—
Repayments of borrowings under revolving credit facility	(386.6)	—
Proceeds from receivable financing liability	14.0	—
Repayments of receivable financing liability	(5.2)	(13.9)
Net change in accounts payable-inventory financing	(11.5)	(46.1)
Repurchases of common stock	(200.1)	(52.1)
Proceeds from stock option exercises	5.9	28.9
Payment of incentive compensation plan withholding taxes	(18.6)	(29.9)
Dividend payments	(82.8)	(83.3)
Other	4.2	3.8
Net cash used in financing activities	(294.1)	(192.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6.7	(2.6)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(32.1)	215.1
Cash, cash equivalents, and restricted cash—beginning of period(1)	507.7	588.7
Cash, cash equivalents, and restricted cash—end of period(1)	$475.6	$803.8
Supplementary disclosure of cash flow information:
Interest paid	$(53.9)	$(22.5)
Income taxes paid, net	$(18.9)	$(16.8)
(1)Restricted cash is presented within Prepaid expenses and other on the Consolidated Balance Sheets.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2024	132.6	$1.3	$3,834.4	$(1,322.9)	$(160.1)	$2,352.7
Net income	—	—	—	224.9	—	224.9
Equity-based compensation expense	—	—	20.5	—	—	20.5
Shares issued under equity-based compensation plans	0.2	—	5.9	—	—	5.9
Coworker Stock Purchase Plan	—	—	4.9	—	—	4.9
Repurchases of common stock	(1.1)	—	—	(200.1)	—	(200.1)
Dividends paid ($0.625 per share)	—	—	0.8	(83.6)	—	(82.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(18.6)	—	(18.6)
Unrealized loss from hedge accounting	—	—	—	—	(1.8)	(1.8)
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	—	(1.5)	18.8	17.3
Balance as of March 31, 2025	131.7	$1.3	$3,866.5	$(1,401.8)	$(142.9)	$2,323.1

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	134.1	$1.3	$3,691.3	$(1,525.5)	$(124.6)	$2,042.5
Net income	—	—	—	216.1	—	216.1
Equity-based compensation expense	—	—	19.4	—	—	19.4
Shares issued under equity-based compensation plans	0.5	—	28.9	—	—	28.9
Coworker Stock Purchase Plan	—	—	4.9	—	—	4.9
Repurchases of common stock	(0.2)	—	—	(52.1)	—	(52.1)
Dividends paid ($0.62 per share)	—	—	0.5	(83.8)	—	(83.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(29.9)	—	(29.9)
Unrealized gain from hedge accounting	—	—	—	—	1.8	1.8
Foreign currency translation and other	—	—	—	1.0	(10.6)	(9.6)
Balance as of March 31, 2024	134.4	$1.3	$3,745.0	$(1,474.2)	$(133.4)	$2,138.7

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “December 31, 2024 Consolidated Financial Statements”). The significant accounting policies and estimates used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2024 Consolidated Financial Statements.
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
3.    Acquisitions
Mission Cloud Services, Inc. (“Mission”)
On November 27, 2024, the Company completed its acquisition of Mission through a purchase of all the issued and outstanding equity interests for a base purchase price of $330 million. The purchase price allocation is preliminary and is subject to change during the measurement period, which is not to exceed 12 months from the date of the acquisition. During the three months ended March 31, 2025, there were no material adjustments to the preliminary purchase price allocation.
4.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Accounts receivable, current(1)	$4,454.2	$4,386.4
Unbilled accounts receivable, current(1)	880.2	749.4
Unbilled accounts receivable, noncurrent(2)	1,002.9	923.0
Total accounts receivable	$6,337.3	$6,058.8
(1)Accounts receivable, current and Unbilled accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Unbilled accounts receivable, noncurrent is presented net of allowance for credit losses herein and is presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable are derecognized from the Consolidated Balance Sheet upon receipt of payment from the third-party financing company. During the three months ended March 31, 2025 and 2024, the Company sold approximately $191 million and $93 million of accounts receivable, respectively.
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

	March 31, 2025	December 31, 2024
Contract assets(1)	$114.3	$97.1
Contract liabilities(2)(3)	$548.3	$522.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $28 million and $31 million of long-term contract liabilities that are presented within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.
(3)For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $201 million and $175 million related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
performance obligations as of March 31, 2025 related to non-cancelable services contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$123.8	$77.5	$31.1	$12.3
5.    Inventory Financing Agreements
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
The amounts outstanding under these agreements as of March 31, 2025 and December 31, 2024 were $344 million and $355 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 6 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 6 (Debt).
6.    Debt

			March 31, 2025	December 31, 2024
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2026	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2025	May 2025	4.125%	211.1	211.1
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2030	March 2030	5.100%	600.0	600.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2034	August 2034	5.550%	600.0	600.0
Total unsecured senior notes			5,211.1	5,211.1

Receivable financing liability			30.2	21.2
Other long-term obligations			8.1	8.8
Unamortized debt issuance costs and discount			(30.9)	(32.8)
Current maturities of long-term debt			(230.6)	(235.8)
Total long-term debt			$5,622.4	$5,607.0
As of March 31, 2025, the Company is in compliance with the covenants under its credit agreements and indentures.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of March 31, 2025, the Company could have borrowed up to an additional $1.3 billion under the Revolving Loan Facility. As of March 31, 2025, the Revolving Loan Facility had $335 million reserved for the floorplan sub-facility.
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
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. During the three months ended March 31, 2025, the Company executed $14 million of transfers under these agreements.
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized debt issuance costs, were as follows:

	March 31, 2025	December 31, 2024
Fair value	$5,666.1	$5,602.8
Carrying value	$5,883.9	$5,875.6
7.    Fair Value Measurements and Financial Instruments
Derivative Instruments
The Company may use derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The following sections detail the Company’s derivative financial instruments.
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The Company has interest rate collar agreements that provide for a contractually specified interest rate cap and an interest rate floor based on SOFR. The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed during the three months ended March 31, 2025.
As of March 31, 2025 and December 31, 2024, the interest rate collar agreements were classified within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of March 31, 2025 and December 31, 2024, and these agreements mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three months ended March 31, 2025 and 2024, the changes in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net were not material.
Short-term Investments
Short-term investments, which have a maturity that extends beyond three months but within one year, is comprised of a certificate of deposit. As of March 31, 2025, the amortized cost of the certificate of deposit was $217 million and is classified within Short-term investments on the Consolidated Balance Sheets. The fair value of the short-term investment approximates the carrying value due to its short-term nature and is classified as a Level 2 in the fair value hierarchy.
8.    Income Taxes
Income tax expense was $79 million and $61 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.0% and 21.9% for the three months ended March 31, 2025 and 2024, respectively.
The effective income tax rate for the three months ended March 31, 2025 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes. The effective income tax rate for the three months ended March 31, 2024 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2025	2024
Basic weighted-average shares outstanding	132.5	134.4
Effect of dilutive securities(1)	1.0	1.6
Diluted weighted-average shares outstanding(2)	133.5	136.0
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2025 and 2024. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.
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
As of March 31, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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
The accounting policies used to determine profit and loss measures are consistent across all reportable segments and on a consolidated basis. Additionally, the CODM reviews key profit and loss measures for each reportable segment consistently based on both segment Gross profit and Operating income. Specifically, the CODM reviews Gross profit by segment to evaluate forecasting and overall profitability performance and Operating income by segment to make investment strategy and performance-based compensation decisions. Segment information for Total assets and capital expenditures is not presented given that such information is not used in measuring segment performance or allocating resources between segments.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Information about the Company’s segments for the for the three months ended March 31, 2025 and 2024 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended March 31, 2025
Net sales	$2,236.0	$404.6	$1,878.1	$680.4	$—	$5,199.1
Cost of sales	1,701.1	316.0	1,511.5	548.2	—	4,076.8
Gross profit	534.9	88.6	366.6	132.2	—	1,122.3
Other segment items(1)	314.2	45.2	225.4	93.1	83.0	760.9
Operating income (loss)	$220.7	$43.4	$141.2	$39.1	$(83.0)	$361.4

Other Segment Information(2)
Depreciation and amortization expense	$27.4	$1.4	$15.7	$6.8	$23.6	$74.9

Three Months Ended March 31, 2024
Net sales	$2,135.9	$380.9	$1,724.7	$631.2	$—	$4,872.7
Cost of sales	1,628.4	291.1	1,379.4	510.5	—	3,809.4
Gross profit	507.5	89.8	345.3	120.7	—	1,063.3
Other segment items(1)	329.5	43.3	219.3	95.4	47.8	735.3
Operating income (loss)	$178.0	$46.5	$126.0	$25.3	$(47.8)	$328.0

Other Segment Information(2)
Depreciation and amortization expense	$19.8	$1.0	$13.4	$7.1	$26.0	$67.3
(1)Primarily includes payroll and other coworker costs, advertising expense and other selling and administrative costs.
(2)Depreciation and amortization expense is primarily included within Other segment items.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2025
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,211.7	$399.0	$1,875.2	$5.7	$4,491.6
Rest of World	24.3	5.6	2.9	674.7	707.5
Total Net sales	$2,236.0	$404.6	$1,878.1	$680.4	$5,199.1

Major Product and Services
Hardware	$1,513.9	$318.1	$1,407.2	$505.1	$3,744.3
Software	481.3	61.5	310.7	94.8	948.3
Services	225.3	20.7	155.8	77.5	479.3
Other(2)	15.5	4.3	4.4	3.0	27.2
Total Net sales	$2,236.0	$404.6	$1,878.1	$680.4	$5,199.1

Sales by Channel
Corporate	$2,236.0	$—	$—	$—	$2,236.0
Small Business	—	404.6	—	—	404.6
Government	—	—	537.8	—	537.8
Education	—	—	652.4	—	652.4
Healthcare	—	—	687.9	—	687.9
Other	—	—	—	680.4	680.4
Total Net sales	$2,236.0	$404.6	$1,878.1	$680.4	$5,199.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$1,850.7	$354.8	$1,636.3	$574.6	$4,416.4
Transferred at a point in time where CDW is agent	212.8	35.0	121.3	41.1	410.2
Transferred over time where CDW is principal	172.5	14.8	120.5	64.7	372.5
Total Net sales	$2,236.0	$404.6	$1,878.1	$680.4	$5,199.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three months ended March 31, 2025 and 2024. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2025		2024
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,347.7	25.9%	$1,141.3	23.4%
Netcomm Products	547.5	10.5	569.9	11.7
Collaboration	402.8	7.7	415.3	8.5
Data Storage and Servers	520.6	10.0	540.6	11.1
Desktops	347.1	6.7	258.4	5.3
Other Hardware	578.6	11.2	620.6	12.8
Total Hardware	3,744.3	72.0	3,546.1	72.8

Software(1)	948.3	18.2	874.4	17.9
Services(1)	479.3	9.2	425.8	8.7
Other(2)	27.2	0.6	26.4	0.6
Total Net sales	$5,199.1	100.0%	$4,872.7	100.0%
(1)Certain software and services revenues are recorded on a net basis as the Company is acting as an agent in the transaction. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
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
We are vendor, technology and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,850 customer-facing coworkers, including sellers, highly-skilled specialists and engineers. We are a leading sales channel partner for many original equipment manufacturers, software publishers, cloud providers (collectively, our “vendor partners”), and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness and ability to spend on information technology. The prevailing economic conditions remain challenging, largely due to ongoing uncertainty surrounding evolving global trade law provisions or regulations, along with other drivers. These dynamics may continue to influence supply chains, drive inflationary pressures and affect interest rates. The uncertainty in the current economic environment has impacted and may continue to impact the timing of our customer’s investments in technology.
•Customers are evaluating the complex technology landscape in order to balance priorities and focus on solutions that lead to business optimization, cost management and security risk management, resulting in a more measured approach to their IT spending. We have orchestrated solutions by leveraging security, software, hybrid and cloud offerings to help customers achieve their objectives.
•Changes and uncertainty related to spending policies, budget priorities, timing and funding levels are key factors influencing the purchasing levels of government, healthcare and education customers. As the duration and ongoing impact of current economic conditions remain uncertain, current and future budget priorities and funding levels for government, healthcare and education customers may be adversely affected, leading to lower IT spend.
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
The results of certain key business metrics for the comparative periods are as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts and percentages)	2025	2024
Net sales	$5,199.1	$4,872.7
Gross profit	$1,122.3	$1,063.3
Gross profit margin	21.6%	21.8%
Operating income	$361.4	$328.0
Operating income margin	7.0%	6.7%
Non-GAAP operating income	$444.0	$403.5
Non-GAAP operating income margin	8.5%	8.3%
Net income	$224.9	$216.1
Non-GAAP net income	$286.5	$260.8
Net income per diluted share	$1.69	$1.59
Non-GAAP net income per diluted share	$2.15	$1.92
Average daily sales(1)	$82.5	$76.1
(1)Defined as Net sales divided by the number of selling days. There were 63 and 64 selling days for the three months ended March 31, 2025 and 2024, respectively.

(dollars in millions)	March 31, 2025	March 31, 2024
Net debt(1)	$5,164.9	$4,828.5
Cash conversion cycle (in days)(2)	15	16
Net cash provided by operating activities	$287.2	$440.0
Adjusted free cash flow(3)	$248.8	$364.4
(1)Defined as total debt minus Cash and cash equivalents and Short-term investments.
(2)Defined as days of sales outstanding related to the current portion of Accounts receivable and certain receivables due from vendors, plus days of supply in Merchandise inventory, minus days of purchases outstanding related to the current portion of Accounts payable-trade and Accounts payable-inventory financing, based on a rolling three-month average.

(3)Defined as Net cash provided by operating activities less Capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.
Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the three months ended March 31, 2025 and 2024 are below. For additional information on Net sales, Gross profit and Operating income by segment, see the “Segment Results of Operations.”

	Three Months Ended March 31,
(dollars in millions, except percentages)	2025	2024	Percent Change
Net sales	$5,199.1	$4,872.7	6.7%
Cost of sales	4,076.8	3,809.4	7.0
Gross profit	1,122.3	1,063.3	5.5
Gross profit margin	21.6%	21.8%
Selling and administrative expenses	760.9	735.3	3.5
Operating income	361.4	328.0	10.2
Operating income margin	7.0%	6.7%
Interest expense, net	(57.1)	(51.3)	11.3
Other income (expense), net	(0.3)	(0.1)	*nm
Income before income taxes	304.0	276.6	9.9
Income tax expense	(79.1)	(60.5)	30.7
Net income	$224.9	$216.1	4.1%
*nm - Not meaningful
Three months ended March 31, 2025 compared with the three months ended March 31, 2024
Net sales increased $326 million, or 6.7%, with higher Net sales across all operating segments. The increase was primarily due to customer demand for notebooks/mobile devices, desktops, software and services, partially offset by a decrease across various hardware categories. While economic uncertainty continues to persist, certain end-markets experienced improved customer spending during the quarter.
Gross profit increased $59 million, or 5.5%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 20 basis points due to an increased mix into lower margin products, primarily notebooks/mobile devices, which was partially offset by a higher contribution of netted down revenue from software as a service.
Selling and administrative expenses increased $26 million, or 3.5%, primarily due to higher performance-based compensation, transformation and other related costs and amortization expense on acquisition-related intangible assets, partially offset by lower coworker-related costs.
Operating income increased $33 million, or 10.2%, to $361 million for the three months ended March 31, 2025, compared to $328 million for the three months ended March 31, 2024.
Interest expense, net increased $6 million, or 11.3%, primarily due to increased interest expense on higher debt levels and lower interest income earned.
Income tax expense was $79 million and $61 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.0% and 21.9% for the first three months ended March 31, 2025 and 2024, respectively.
The effective income tax rate for the three months ended March 31, 2025 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes. The effective income tax rate for the three months ended March 31, 2024 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
The higher effective income tax rate for the three months ended March 31, 2025 as compared to the same period of the prior year was primarily attributable to lower excess tax benefits on equity-based compensation.

Segment Results of Operations
Net sales by segment for the comparative periods are as follows:

	Three Months Ended March 31,
	2025		2024
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$2,236.0	43.0%	$2,135.9	43.8%	$100.1	4.7%	6.3%

Small Business	404.6	7.8	380.9	7.8	23.7	6.2	7.9

Public:
Government	537.8	10.3	543.3	11.1	(5.5)	(1.0)	0.6
Education	652.4	12.5	596.8	12.2	55.6	9.3	11.1
Healthcare	687.9	13.2	584.6	12.0	103.3	17.7	19.5
Total Public	1,878.1	36.0	1,724.7	35.3	153.4	8.9	10.6

Other(2)	680.4	13.2	631.2	13.1	49.2	7.8	9.5

Total Net sales	$5,199.1	100.0%	$4,872.7	100.0%	$326.4	6.7%	8.4%
(1)There were 63 and 64 selling days for the three months ended March 31, 2025 and 2024, respectively. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
Gross profit by segment for the comparative periods are as follows:

	Three Months Ended March 31,
	2025		2024
(dollars in millions)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit Dollar Change	Percent Change in Gross Profit
Segments:
Corporate	$534.9	23.9%	$507.5	23.8%	$27.4	5.4%
Small Business	88.6	21.9	89.8	23.6	(1.2)	(1.3)
Public	366.6	19.5	345.3	20.0	21.3	6.2
Other(1)	132.2	19.4	120.7	19.1	11.5	9.5
Total Gross profit	$1,122.3	21.6%	$1,063.3	21.8%	$59.0	5.5%
(1)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

Operating income by segment for the comparative periods are as follows:

	Three Months Ended March 31,
	2025		2024
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Operating Income Dollar Change	Percent Change in Operating Income
Segments:(1)
Corporate	$220.7	9.9%	$178.0	8.3%	$42.7	24.0%
Small Business	43.4	10.7	46.5	12.2	(3.1)	(6.7)
Public	141.2	7.5	126.0	7.3	15.2	12.1
Other(2)	39.1	5.7	25.3	4.0	13.8	54.5
Headquarters(3)	(83.0)	nm*	(47.8)	nm*	(35.2)	(73.6)
Total Operating income	$361.4	7.0%	$328.0	6.7%	$33.4	10.2%
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
Three months ended March 31, 2025 compared with the three months ended March 31, 2024
Corporate segment Net sales increased $100 million, or 4.7%, primarily due to an increase in notebooks/mobile devices and software, partially offset by a decrease in data storage and servers.
Corporate segment Gross profit dollars increased $27 million, or 5.4%, primarily due to higher Net sales. Gross profit margin increased 10 bps, to 23.9%, due to increased netted down revenue from software as a service.
Corporate segment Operating income increased $43 million, or 24.0%, primarily due to higher Gross profit dollars and lower coworker-related costs, partially offset by higher performance-based compensation and amortization expense on acquisition-related intangible assets.
Small Business segment Net sales increased $24 million, or 6.2%, primarily due to an increase in data storage and servers and notebooks/mobile devices.
Small Business segment Gross profit decreased $1 million, or 1.3%, primarily due to lower gross profit margin on higher Net sales. Gross profit margin decreased 170 bps, to 21.9%, due to decreased netted down revenue from software as a service.
Small Business segment Operating income decreased $3 million, or 6.7%, primarily due to lower Gross profit dollars.
Public segment Net sales increased $153 million, or 8.9%, primarily due to an increase in notebooks/mobile devices in education and healthcare sales channels, an increase in desktops and software in the healthcare sales channel and an increase in services across all sales channels, partially offset by a decrease in other hardware.
Public segment Gross profit dollars increased $21 million, or 6.2%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 50 bps, to 19.5%, due to an increased mix into lower margin products, primarily notebooks/mobile devices and desktops.
Public segment Operating income increased $15 million, or 12.1%, primarily due to higher Gross profit dollars and lower coworker-related costs, partially offset by higher performance-based compensation and provision for expected credit losses.
Net sales in Other, increased $49 million, or 7.8%, primarily due to an increase in notebooks/mobile devices within the UK operations.
Other Gross profit dollars increased $12 million, or 9.5%, primarily due to higher Net sales and Gross profit margin. Gross profit margin increased 30 bps, to 19.4%, attributed to an increase in netted down revenue from software as a service.

Other Operating income increased $14 million, or 54.5%, primarily due to higher Gross profit dollars related to the UK operations.
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
We have included reconciliations of our non-GAAP financial measures to the most comparable US GAAP financial measures for the three months ended March 31, 2025 and 2024 below.
Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended March 31,
(dollars in millions)	2025	Percentage of Net Sales	2024	Percentage of Net Sales	Percent Change
Operating income, as reported	$361.4	7.0%	$328.0	6.7%	10.2%
Amortization of intangibles(1)	42.8		37.7
Equity-based compensation	20.5		19.4
Transformation initiatives(2)	13.7		6.1
Acquisition and integration expenses	2.9		0.7
Workplace optimization(3)	0.1		7.3
Other adjustments	2.6		4.3
Non-GAAP operating income	$444.0	8.5%	$403.5	8.3%	10.0%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended March 31,
	2025			2024
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income	Net Income Percent Change
US GAAP, as reported	$304.0	$(79.1)	$224.9	$276.6	$(60.5)	$216.1	4.1%
Amortization of intangibles(2)	42.8	(11.1)	31.7	37.7	(9.8)	27.9
Equity-based compensation	20.5	(4.9)	15.6	19.4	(16.1)	3.3
Transformation initiatives(3)	13.7	(3.6)	10.1	6.1	(1.6)	4.5
Acquisition and integration expenses	2.9	(0.8)	2.1	0.7	(0.2)	0.5
Workplace optimization(4)	0.1	—	0.1	7.3	(1.9)	5.4
Other adjustments	2.6	(0.6)	2.0	4.3	(1.2)	3.1
Non-GAAP	$386.6	$(100.1)	$286.5	$352.1	$(91.3)	$260.8	9.9%

Net income per diluted share, as reported			$1.69			$1.59
Non-GAAP net income per diluted share			$2.15			$1.92
Shares used in computing US GAAP and Non-GAAP net income per diluted share			133.5			136.0
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.
Net sales on a constant currency basis

	Three Months Ended March 31,
(dollars in millions)	2025	2024	Percent Change(1)	Average Daily Percentage Change(1)
Net sales, as reported	$5,199.1	$4,872.7	6.7%	8.4%
Foreign currency translation(2)	—	(14.8)
Net sales, on a constant currency basis	$5,199.1	$4,857.9	7.0%	8.7%
(1)There were 63 and 64 selling days for the three months ended March 31, 2025 and 2024, respectively. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Free cash flow and Adjusted free cash flow

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$287.2	$440.0
Capital expenditures	(26.9)	(29.5)
Free cash flow	260.3	410.5
Net change in accounts payable - inventory financing	(11.5)	(46.1)
Adjusted free cash flow(1)	$248.8	$364.4
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

Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of March 31, 2025, we had $1.3 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
As of March 31, 2025, we had total unsecured indebtedness of $5.9 billion, and we were in compliance with the covenants under our credit agreements and indentures.
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
Share Repurchase Program
During the three months ended March 31, 2025, we repurchased 1.1 million shares of our common stock for $200 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2025 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.625	February 4, 2025	February 25, 2025	March 11, 2025
On May 7, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.625 per share. The dividend will be paid on June 10, 2025 to all stockholders of record as of the close of business on May 26, 2025.
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

Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$287.2	$440.0

Investing Activities:
Capital expenditures	(26.9)	(29.5)
Acquisitions of businesses, net of cash acquired	(5.0)	(0.2)
Net cash used in investing activities	(31.9)	(29.7)

Financing Activities:
Net change in accounts payable - inventory financing	(11.5)	(46.1)
Other cash flows used in financing activities	(282.6)	(146.5)
Net cash used in financing activities	(294.1)	(192.6)

Effect of exchange rate changes on cash and cash equivalents	6.7	(2.6)
Net (decrease) increase in cash and cash equivalents	$(32.1)	$215.1
Operating Activities
Cash flows from operating activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024	Change
Net income	$224.9	$216.1	$8.8
Adjustments for the impact of non-cash items(1)	87.9	82.4	5.5
Net income adjusted for the impact of non-cash items	312.8	298.5	14.3
Changes in assets and liabilities:
Accounts receivable	(184.5)	253.5	(438.0)
Merchandise inventory	(112.1)	(3.7)	(108.4)
Accounts payable-trade	231.5	(138.9)	370.4
Other	39.5	30.6	8.9
Net cash provided by operating activities	$287.2	$440.0	$(152.8)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
Net cash provided by operating activities decreased $153 million for the three months ended March 31, 2025 compared to March 31, 2024. This decrease is primarily attributable to Accounts receivable and Merchandise inventory, partially offset by Accounts payable-trade. The decrease from Accounts Receivable was primarily due to higher sales activity in the first quarter of 2025 and timing of collections, including multi-year transactions. The decrease from Merchandise inventory is primarily due to customer-driven stocking positions as a result of higher demand. The increase from Accounts payable-trade is primarily due to higher sales activity in the first quarter of 2025 and timing of payments, including multi-year transactions.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2025	2024
Days of sales outstanding (DSO)(1)	86	75
Days of supply in inventory (DIO)(2)	13	14
Days of purchases outstanding (DPO)(3)	(84)	(73)
Cash conversion cycle	15	16
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
The cash conversion cycle decreased to 15 days at March 31, 2025, compared to 16 days at March 31, 2024. The overall decrease was driven by DIO due to inventory levels relative to sales activity in the respective periods. Both DSO and DPO increased due to multi-year transactions and the timing of collections and payments, respectively. If customers continue to shift their software purchases to multi-year arrangements, unbilled receivables are expected to increase, resulting in a higher DSO. This increase is expected to be offset by a corresponding increase in accounts payable and DPO as the timing of payments due to vendors is aligned with the collections due from customers. Additionally, netted down revenue results in an increase to both DSO and DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash used in investing activities remained relatively consistent at an increase of $2 million for the three months ended March 31, 2025 compared to March 31, 2024.
Financing Activities
Net cash used in financing activities increased $102 million for the three months ended March 31, 2025 compared to March 31, 2024. This increase was primarily driven by higher share repurchases in 2025 compared to 2024.
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
The following tables set forth Balance Sheet information as of March 31, 2025 and December 31, 2024, and Statement of Operations information for the three months ended March 31, 2025 and for the year ended December 31, 2024. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.

Balance Sheet Information

(dollars in millions)	March 31, 2025	December 31, 2024
Current assets	$6,529.1	$6,395.9

Goodwill	4,202.9	4,158.3
Other assets	2,565.9	2,502.1
Total Non-current assets	6,768.8	6,660.4

Current liabilities	5,169.3	4,990.6

Long-term debt	5,622.2	5,606.8
Other liabilities	1,217.8	1,166.1
Total Long-term liabilities	$6,840.0	$6,772.9
Statement of Operations Information

(dollars in millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Net sales	$4,519.3	$18,494.0
Gross profit	997.7	4,116.9
Operating income	332.5	1,560.5
Net income	205.2	1,014.1
Commitments and Contingencies
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Trends and Key Factors Affecting our Financial Performance” above, the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. These factors include, among others, inflationary pressures; level of interest rates; CDW’s relationships with vendor partners, wholesale distributors and terms of their agreements; continued innovations in technology by CDW’s vendor partners; the use or capabilities of artificial intelligence; substantial competition that could reduce CDW’s market share; the continuing development, maintenance and operation of CDW’s information technology systems; potential breaches of data security and failure to protect our information technology systems from cybersecurity threats; potential failures to provide high-quality services to CDW’s customers; potential losses of any key personnel, significant increases in labor costs or ineffective workforce management; potential service failures or disruptions related to outsourcing arrangements with certain of CDW’s business processes; potential adverse occurrences at one of CDW’s primary facilities or third-party data centers, including as a result of climate change; increases in the cost of commercial delivery services or disruptions of those services; CDW’s exposure to accounts receivable and inventory risks; future acquisitions or alliances; fluctuations in CDW’s operating results; fluctuations in foreign currency; global and regional economic and political conditions, including the impact of pandemics and armed conflicts; decreases, delays or changes in spending on technology products and services, including impacts of adverse changes in government spending and funding policies and federal procurement policies; potential interruptions of the flow of products from suppliers including uncertainty over global trade policies and the financial impact of related tariffs; potential failures to comply with Public segment contracts or applicable laws and regulations; current and future legal proceedings, investigations and audits, including intellectual property infringement claims; changes in laws, including regulations or interpretations thereof, and including evolving laws and regulations and regulatory overhaul during any changes in federal administration, or the potential failure to meet stakeholder expectations on environmental sustainability and corporate responsibility matters; CDW’s level of indebtedness; restrictions imposed by agreements relating to CDW’s indebtedness on its operations and liquidity; failure to maintain the ratings assigned to CDW’s debt securities by rating agencies; changes in, or the discontinuation of, CDW’s share repurchase program or dividend payments; and other risk factors or uncertainties identified from time to time in CDW’s filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by those cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report is incorporated herein by reference.
Item 1A. Risk Factors
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 through January 31, 2025	0.1	$187.76	0.1	$570.1
February 1 through February 28, 2025	0.2	189.52	0.2	1,278.0
March 1 through March 31, 2025	0.8	168.90	0.8	1,137.5
Total	1.1		1.1
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
On February 5, 2025, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program (which was incremental to the remaining amount under the $750 million authorization announced on February 7, 2024) under which we may repurchase shares of our common stock from time to time in privately negotiated transactions, open market purchases or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1*	Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for certain awards on or after March 5, 2025.

10.2*	Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for certain awards on or after March 5, 2025.

10.3*	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for certain awards on or after March 5, 2025.

10.4*	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for certain awards on or after March 5, 2025.

10.5*	Form of Non-Employee Director Unrestricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for share units issued in lieu of cash retainer fees.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 7, 2025	By:	/s/ Albert J. Miralles
Albert J. Miralles
Chief Financial Officer and Executive Vice President, Enterprise Business Operations
(Duly authorized officer and principal financial officer)