Form 10-Q
period 2025-06-30
CDW Corp
filed 2025-08-06
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of August 1, 2025, there were 131,060,745 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$481.0	$503.5
Short-term investments	—	214.2
Accounts receivable, net of allowance for credit losses of $51.7 and $43.3, respectively	5,626.9	5,135.8
Merchandise inventory	761.6	605.3
Miscellaneous receivables	559.0	509.9
Prepaid expenses and other	408.0	404.4
Total current assets	7,836.5	7,373.1
Operating lease right-of-use assets	110.4	120.2
Property and equipment, net	181.6	192.0
Goodwill	4,652.6	4,620.4
Other intangible assets, net	1,270.6	1,356.6
Accounts receivable and other assets, noncurrent	1,214.0	1,016.1
Total Assets	$15,265.7	$14,678.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,799.5	$3,381.3
Accounts payable-inventory financing	420.4	355.2
Current maturities of long-term debt	9.5	235.8
Contract liabilities	489.9	491.0
Accrued expenses and other current liabilities:
Compensation	313.4	275.8
Advertising	171.7	137.7
Sales and income taxes	82.1	61.6
Other	519.2	536.0
Total current liabilities	5,805.7	5,474.4
Long-term liabilities:
Debt	5,623.2	5,607.0
Deferred income taxes	139.1	167.4
Operating lease liabilities	136.3	149.1
Accounts payable and other liabilities	1,094.2	927.8
Total long-term liabilities	6,992.8	6,851.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 131.1 and 132.6 shares outstanding, respectively	1.3	1.3
Paid-in capital	3,919.1	3,834.4
Accumulated deficit	(1,366.9)	(1,322.9)
Accumulated other comprehensive loss	(86.3)	(160.1)
Total stockholders’ equity	2,467.2	2,352.7
Total Liabilities and Stockholders’ Equity	$15,265.7	$14,678.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$5,976.6	$5,423.4	$11,175.7	$10,296.1
Cost of sales	4,735.4	4,240.3	8,812.2	8,049.7
Gross profit	1,241.2	1,183.1	2,363.5	2,246.4
Selling and administrative expenses	821.0	750.0	1,581.9	1,485.3
Operating income	420.2	433.1	781.6	761.1
Interest expense, net	(56.8)	(52.3)	(113.9)	(103.6)
Other income (expense), net	1.5	(1.1)	1.2	(1.2)
Income before income taxes	364.9	379.7	668.9	656.3
Income tax expense	(93.7)	(98.6)	(172.8)	(159.1)
Net income	$271.2	$281.1	$496.1	$497.2

Net income per common share:
Basic	$2.06	$2.10	$3.76	$3.70
Diluted	$2.05	$2.07	$3.73	$3.66

Weighted-average common shares outstanding:
Basic	131.6	134.1	132.1	134.3
Diluted	132.4	135.6	132.9	135.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$271.2	$281.1	$496.1	$497.2
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from cash flow hedge	1.4	0.1	(0.4)	1.9
Reclassification of cash flow hedge to net income	0.2	—	0.4	—
Foreign currency translation adjustments	55.0	(1.7)	73.8	(12.3)
Other comprehensive income (loss), net of tax	56.6	(1.6)	73.8	(10.4)
Comprehensive income	$327.8	$279.5	$569.9	$486.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$496.1	$497.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.2	136.7
Equity-based compensation expense	44.0	48.1
Deferred income taxes	(29.9)	(19.9)
Provision for credit losses	15.9	9.8
Other	(1.6)	2.9
Changes in assets and liabilities:
Accounts receivable	(450.1)	(161.5)
Merchandise inventory	(147.3)	(57.7)
Other assets	(217.1)	(203.8)
Accounts payable-trade	384.7	236.9
Other liabilities	200.2	101.2
Net cash provided by operating activities	443.1	589.9
Cash flows from investing activities:
Capital expenditures	(49.4)	(60.4)
Proceeds from short-term investments	211.1	—
Acquisitions of businesses, net of cash acquired	(5.0)	(0.2)
Other	(2.1)	—
Net cash provided by (used in) investing activities	154.6	(60.6)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,089.6	—
Repayments of borrowings under revolving credit facility	(1,089.6)	—
Repayments of long-term debt	(211.1)	—
Proceeds from receivable financing liability	14.0	—
Repayments of receivable financing liability	(15.3)	(19.1)
Net change in accounts payable-inventory financing	65.2	(26.7)
Repurchases of common stock	(350.1)	(254.0)
Proceeds from stock option exercises	25.2	35.0
Payment of incentive compensation plan withholding taxes	(20.9)	(30.7)
Dividend payments	(165.1)	(166.3)
Other	8.9	12.2
Net cash (used in) financing activities	(649.2)	(449.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25.0	(3.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(26.5)	76.6
Cash, cash equivalents and restricted cash—beginning of period(1)	507.7	588.7
Cash, cash equivalents and restricted cash—end of period(1)	$481.2	$665.3
Supplementary disclosure of cash flow information:
Interest paid	$(120.4)	$(114.2)
Income taxes paid, net	$(163.3)	$(147.6)
(1)Restricted cash is presented within Prepaid expenses and other on the Consolidated Balance Sheets, as applicable.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2025	131.7	$1.3	$3,866.5	$(1,401.8)	$(142.9)	$2,323.1
Net income	—	—	—	271.2	—	271.2
Equity-based compensation expense	—	—	23.5	—	—	23.5
Shares issued under equity-based compensation plans	0.2	—	19.3	—	—	19.3
Coworker Stock Purchase Plan	0.1	—	8.9	—	—	8.9
Repurchases of common stock	(0.9)	—	—	(150.0)	—	(150.0)
Dividends paid ($0.625 per share)	—	—	0.8	(83.1)	—	(82.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(2.3)	—	(2.3)
Unrealized gain (loss) from hedge accounting	—	—	—	—	1.4	1.4
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	0.1	(0.9)	55.0	54.2
Balance as of June 30, 2025	131.1	$1.3	$3,919.1	$(1,366.9)	$(86.3)	$2,467.2

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2024	134.4	$1.3	$3,745.0	$(1,474.2)	$(133.4)	$2,138.7
Net income	—	—	—	281.1	—	281.1
Equity-based compensation expense	—	—	28.7	—	—	28.7
Shares issued under equity-based compensation plans	0.1	—	6.1	—	—	6.1
Coworker Stock Purchase Plan	—	—	9.5	—	—	9.5
Repurchases of common stock	(0.9)	—	—	(201.9)	—	(201.9)
Dividends paid ($0.620 per share)	—	—	0.6	(83.6)	—	(83.0)
Incentive compensation plan stock withheld for taxes	—	—	—	(0.8)	—	(0.8)
Unrealized gain (loss) from hedge accounting	—	—	—	—	0.1	0.1
Foreign currency translation and other	—	—	—	(1.9)	(1.7)	(3.6)
Balance as of June 30, 2024	133.6	$1.3	$3,789.9	$(1,481.3)	$(135.0)	$2,174.9

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2024	132.6	$1.3	$3,834.4	$(1,322.9)	$(160.1)	$2,352.7
Net income	—	—	—	496.1	—	496.1
Equity-based compensation expense	—	—	44.0	—	—	44.0
Shares issued under equity-based compensation plans	0.4	—	25.2	—	—	25.2
Coworker Stock Purchase Plan	0.1	—	13.8	—	—	13.8
Repurchases of common stock	(2.0)	—	—	(350.1)	—	(350.1)
Dividends paid ($1.250 per share)	—	—	1.6	(166.7)	—	(165.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(20.9)	—	(20.9)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(0.4)	(0.4)
Reclassification of cash flow hedge to net income	—	—	—	—	0.4	0.4
Foreign currency translation and other	—	—	0.1	(2.4)	73.8	71.5
Balance as of June 30, 2025	131.1	$1.3	$3,919.1	$(1,366.9)	$(86.3)	$2,467.2

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	134.1	$1.3	$3,691.3	$(1,525.5)	$(124.6)	$2,042.5
Net income	—	—	—	497.2	—	497.2
Equity-based compensation expense	—	—	48.1	—	—	48.1
Shares issued under equity-based compensation plans	0.6	—	35.0	—	—	35.0
Coworker Stock Purchase Plan	—	—	14.4	—	—	14.4
Repurchases of common stock	(1.1)	—	—	(254.0)	—	(254.0)
Dividends paid ($1.240 per share)	—	—	1.1	(167.4)	—	(166.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(30.7)	—	(30.7)
Unrealized gain (loss) from hedge accounting	—	—	—	—	1.9	1.9
Foreign currency translation and other	—	—	—	(0.9)	(12.3)	(13.2)
Balance as of June 30, 2024	133.6	$1.3	$3,789.9	$(1,481.3)	$(135.0)	$2,174.9

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities should apply the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
amendments on a prospective basis, but retrospective application is permitted. The Company plans to adopt this ASU on a prospective basis in the fourth quarter of 2025. The adoption of this ASU is not expected to have a material impact to the Company’s disclosures.
3.    Acquisitions
Mission Cloud Services, Inc. (“Mission”)
On November 27, 2024, the Company completed its acquisition of Mission through a purchase of all the issued and outstanding equity interests for a base purchase price of $330 million. The purchase price allocation is preliminary and is subject to change during the measurement period, which is not to exceed 12 months from the date of the acquisition. During the six months ended June 30, 2025, there were no material adjustments to the preliminary purchase price allocation.
4.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Accounts receivable, current(1)	$4,629.8	$4,386.4
Unbilled accounts receivable, current(1)	997.1	749.4
Unbilled accounts receivable, noncurrent(2)	1,103.1	923.0
Total accounts receivable	$6,730.0	$6,058.8
(1)Accounts receivable, current and Unbilled accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Unbilled accounts receivable, noncurrent is presented net of allowance for credit losses herein and is presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable are derecognized from the Consolidated Balance Sheet upon receipt of payment from the third-party financing company. During the six months ended June 30, 2025 and 2024, the Company sold approximately $294 million and $213 million of accounts receivable, respectively.
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

	June 30, 2025	December 31, 2024
Contract assets(1)	$109.0	$97.1
Contract liabilities(2)(3)	$519.0	$522.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $29 million and $31 million of long-term contract liabilities that are presented within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
(3)For the six months ended June 30, 2025 and 2024, the Company recognized revenue of $270 million and $237 million related to its contract liabilities that were included in the beginning balance of the respective periods.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of June 30, 2025 related to non-cancelable managed and professional services contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$133.6	$80.9	$31.5	$12.9
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
The amounts outstanding under these agreements as of June 30, 2025 and December 31, 2024 were $420 million and $355 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 6 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 6 (Debt).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.    Debt

			June 30, 2025	December 31, 2024
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2026	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2025	May 2025	4.125%	—	211.1
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2030	March 2030	5.100%	600.0	600.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2034	August 2034	5.550%	600.0	600.0
Total unsecured senior notes			5,000.0	5,211.1

Receivable financing liability			20.2	21.2
Other long-term obligations			6.9	8.8
Unamortized debt issuance costs and discount			(28.9)	(32.8)
Current maturities of long-term debt			(9.5)	(235.8)
Total long-term debt			$5,623.2	$5,607.0
As of June 30, 2025, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of June 30, 2025, the Company could have borrowed up to an additional $1.2 billion under the Revolving Loan Facility. As of June 30, 2025, the Revolving Loan Facility had $387 million reserved for the floorplan sub-facility.
Term Loan
The senior unsecured term loan facility (the “Term Loan Facility”) has a variable interest rate. The interest rate is based on SOFR plus a spread adjustment and a margin based on the Company’s senior unsecured rating. No mandatory payments are required on the remaining principal amount until its maturity date on December 1, 2026.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually. In May 2025, the Company repaid the $211 million remaining aggregate principal amount of the 4.125% Senior Notes due 2025 (the “2025 Notes”) at maturity.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheet until the liability is settled. During the six months ended June 30, 2025, the Company executed $14 million of transfers under these agreements.
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

	June 30, 2025	December 31, 2024
Fair value	$5,503.7	$5,602.8
Carrying value	$5,661.6	$5,875.6
7.    Fair Value Measurements and Financial Instruments
Derivative Instruments
The Company may use derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The following sections detail the Company’s derivative financial instruments.
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The Company has interest rate collar agreements that provide for a contractually specified interest rate cap and an interest rate floor based on SOFR. The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed during the six months ended June 30, 2025.
As of June 30, 2025 and December 31, 2024, the interest rate collar agreements were classified within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of June 30, 2025 and December 31, 2024, and these agreements mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2025 and 2024, the changes in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net were not material.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Short-term Investments
Short-term investments, which have a maturity that extends beyond three months but within one year, is comprised of a certificate of deposit. The certificate of deposit with a principal amount of $211 million matured in April 2025 for which the proceeds were used to repay the remaining aggregate principal amount of the 2025 Notes. As of June 30, 2025, there were no Short-term investments outstanding on the Consolidated Balance Sheets.
8.    Income Taxes
Income tax expense was $94 million and $99 million for the three months ended June 30, 2025 and 2024, respectively. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.7% and 26.0% for the three months ended June 30, 2025 and 2024, respectively.
Income tax expense was $173 million and $159 million for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate was 25.8% and 24.2% for the six months ended June 30, 2025 and 2024, respectively.
The effective income tax rate for both the three and six months ended June 30, 2025 and 2024 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law with certain provisions effective in 2025 and other provisions effective after 2025. The Act includes various provisions, including the permanent extension of the Tax Cuts Jobs Act. The Company is in the process of evaluating the impact of the Act to its Consolidated Financial Statements.
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted-average shares outstanding	131.6	134.1	132.1	134.3
Effect of dilutive securities(1)	0.8	1.5	0.8	1.5
Diluted weighted-average shares outstanding(2)	132.4	135.6	132.9	135.8
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2025 and 2024. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.
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
As of June 30, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Information about the Company’s segments for both the three and six months ended June 30, 2025 and 2024 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended June 30, 2025
Net sales	$2,581.5	$431.3	$2,291.7	$672.1	$—	$5,976.6
Cost of sales	2,009.0	336.7	1,859.6	530.1	—	4,735.4
Gross profit	572.5	94.6	432.1	142.0	—	1,241.2
Other segment expense items(1)	329.4	46.8	244.6	99.4	100.8	821.0
Operating income (loss)	$243.1	$47.8	$187.5	$42.6	$(100.8)	$420.2

Other Segment Information(2)
Depreciation and amortization expense	$24.9	$1.6	$15.9	$7.1	$23.8	$73.3

Three Months Ended June 30, 2024
Net sales	$2,195.2	$382.9	$2,243.3	$602.0	$—	$5,423.4
Cost of sales	1,672.1	295.2	1,791.6	481.4	—	4,240.3
Gross profit	523.1	87.7	451.7	120.6	—	1,183.1
Other segment expense items(1)	326.1	42.1	242.5	96.4	42.9	750.0
Operating income (loss)	$197.0	$45.6	$209.2	$24.2	$(42.9)	$433.1

Other Segment Information(2)
Depreciation and amortization expense	$19.3	$0.8	$14.3	$7.1	$27.9	$69.4

Six Months Ended June 30, 2025
Net sales	$4,817.5	$835.9	$4,169.8	$1,352.5	$—	$11,175.7
Cost of sales	3,710.1	652.7	3,371.1	1,078.3	—	8,812.2
Gross profit	1,107.4	183.2	798.7	274.2	—	2,363.5
Other segment expense items(1)	643.6	92.0	470.0	192.5	183.8	1,581.9
Operating income (loss)	$463.8	$91.2	$328.7	$81.7	$(183.8)	$781.6

Other Segment Information(2)
Depreciation and amortization expense	$52.3	$3.0	$31.6	$13.9	$47.4	$148.2

Six Months Ended June 30, 2024
Net sales	$4,331.1	$763.8	$3,968.0	$1,233.2	$—	$10,296.1
Cost of sales	3,300.5	586.3	3,171.0	991.9	—	8,049.7
Gross profit	1,030.6	177.5	797.0	241.3	—	2,246.4
Other segment expense items(1)	655.6	85.4	461.8	191.8	90.7	1,485.3
Operating income (loss)	$375.0	$92.1	$335.2	$49.5	$(90.7)	$761.1

Other Segment Information(2)
Depreciation and amortization expense	$39.1	$1.8	$27.7	$14.2	$53.9	$136.7
(1)Primarily includes payroll and other coworker costs, advertising expense and other selling and administrative costs.
(2)Depreciation and amortization expense is primarily included within Other segment expense items.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended June 30, 2025
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,560.0	$423.5	$2,289.7	$5.4	$5,278.6
Rest of World	21.5	7.8	2.0	666.7	698.0
Total Net sales	$2,581.5	$431.3	$2,291.7	$672.1	$5,976.6

Major Product and Services
Hardware	$1,839.9	$343.5	$1,781.8	$476.8	$4,442.0
Software	486.6	60.5	333.7	109.4	990.2
Services	239.3	22.7	171.8	81.4	515.2
Other(2)	15.7	4.6	4.4	4.5	29.2
Total Net sales	$2,581.5	$431.3	$2,291.7	$672.1	$5,976.6

Sales by Channel
Corporate	$2,581.5	$—	$—	$—	$2,581.5
Small Business	—	431.3	—	—	431.3
Government	—	—	656.5	—	656.5
Education	—	—	906.7	—	906.7
Healthcare	—	—	728.5	—	728.5
Other	—	—	—	672.1	672.1
Total Net sales	$2,581.5	$431.3	$2,291.7	$672.1	$5,976.6

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$2,193.5	$378.1	$2,030.9	$560.1	$5,162.6
Transferred at a point in time where CDW is agent	204.6	36.5	124.8	42.5	408.4
Transferred over time where CDW is principal	183.4	16.7	136.0	69.5	405.6
Total Net sales	$2,581.5	$431.3	$2,291.7	$672.1	$5,976.6

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2025
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$4,771.7	$822.5	$4,164.9	$11.1	$9,770.2
Rest of World	45.8	13.4	4.9	1,341.4	1,405.5
Total Net sales	$4,817.5	$835.9	$4,169.8	$1,352.5	$11,175.7

Major Product and Services
Hardware	$3,353.8	$661.6	$3,189.0	$981.9	$8,186.3
Software	967.9	122.0	644.4	204.2	1,938.5
Services	464.6	43.4	327.6	158.9	994.5
Other(2)	31.2	8.9	8.8	7.5	56.4
Total Net sales	$4,817.5	$835.9	$4,169.8	$1,352.5	$11,175.7

Sales by Channel
Corporate	$4,817.5	$—	$—	$—	$4,817.5
Small Business	—	835.9	—	—	835.9
Government	—	—	1,194.3	—	1,194.3
Education	—	—	1,559.1	—	1,559.1
Healthcare	—	—	1,416.4	—	1,416.4
Other	—	—	—	1,352.5	1,352.5
Total Net sales	$4,817.5	$835.9	$4,169.8	$1,352.5	$11,175.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$4,044.2	$732.9	$3,667.2	$1,134.7	$9,579.0
Transferred at a point in time where CDW is agent	417.4	71.5	246.1	83.6	818.6
Transferred over time where CDW is principal	355.9	31.5	256.5	134.2	778.1
Total Net sales	$4,817.5	$835.9	$4,169.8	$1,352.5	$11,175.7

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three and six months ended June 30, 2025 and 2024. Categories are based upon internal classifications.

	Three Months Ended June 30,
	2025		2024
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,577.1	26.4%	$1,438.2	26.5%
Netcomm Products	740.0	12.4	639.6	11.8
Collaboration	466.9	7.8	489.3	9.0
Data Storage and Servers	641.2	10.7	546.6	10.1
Desktops	363.0	6.1	295.5	5.4
Other Hardware	653.8	10.9	652.7	12.1
Total Hardware	4,442.0	74.3	4,061.9	74.9

Software(1)	990.2	16.6	855.6	15.8
Services(1)	515.2	8.6	478.4	8.8
Other(2)	29.2	0.5	27.5	0.5
Total Net sales	$5,976.6	100.0%	$5,423.4	100.0%

	Six Months Ended June 30,
	2025		2024
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$2,924.8	26.2%	$2,579.5	25.1%
Netcomm Products	1,287.5	11.5	1,209.5	11.7
Collaboration	869.7	7.8	904.6	8.8
Data Storage and Servers	1,161.8	10.4	1,087.2	10.6
Desktops	710.1	6.4	553.9	5.4
Other Hardware	1,232.4	11.0	1,273.3	12.3
Total Hardware	8,186.3	73.3	7,608.0	73.9

Software(1)	1,938.5	17.3	1,730.0	16.8
Services(1)	994.5	8.9	904.2	8.8
Other(2)	56.4	0.5	53.9	0.5
Total Net sales	$11,175.7	100.0%	$10,296.1	100.0%
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
We are vendor, technology and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual and cloud-based environments through approximately 10,700 customer-facing coworkers, including sellers, highly-skilled specialists and engineers. We are a leading sales channel partner for many original equipment manufacturers, software publishers, cloud providers (collectively, our “vendor partners”), and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise and extensive customer access.
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
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness and ability to spend on information technology. The prevailing economic conditions remain challenging, largely due to ongoing uncertainty surrounding evolving global trade policies and geopolitical conditions, along with other drivers. These dynamics may continue to influence supply chains, drive inflationary pressures and affect interest rates. The uncertainty in the current economic environment has impacted and may continue to impact the timing of our customers’ investments in technology.
•Customers are evaluating the complex technology landscape in order to balance priorities and focus on solutions that lead to business optimization, cost management and security risk management, among other factors, resulting in a more measured approach to their IT spending. We have orchestrated solutions that leverage security, software, hybrid and cloud offerings to help customers achieve their objectives.
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
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely. These trends are driving customer adoption of cloud, artificial intelligence, software defined architectures and hybrid on-premise and off-premise combinations. The trends are further driven by the evolution of the IT consumption model to more “as a service” offerings, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to evolve and customers will prioritize spend that will produce the most important outcomes for their business.
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
The results of certain key business metrics for the comparative periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts and percentages)	2025	2024	2025	2024
Net sales	$5,976.6	$5,423.4	$11,175.7	$10,296.1
Gross profit	$1,241.2	$1,183.1	$2,363.5	$2,246.4
Gross profit margin	20.8%	21.8%	21.1%	21.8%
Operating income	$420.2	$433.1	$781.6	$761.1
Operating income margin	7.0%	8.0%	7.0%	7.4%
Non-GAAP operating income	$519.7	$510.3	$963.7	$913.8
Non-GAAP operating income margin	8.7%	9.4%	8.6%	8.9%
Net income	$271.2	$281.1	$496.1	$497.2
Non-GAAP net income	$343.7	$338.8	$630.2	$599.6
Net income per diluted share	$2.05	$2.07	$3.73	$3.66
Non-GAAP net income per diluted share	$2.60	$2.50	$4.74	$4.41
Average daily sales(1)	$93.4	$84.7	$88.0	$80.4
(1)Defined as Net sales divided by the number of selling days. There were 64 selling days for both the three months ended June 30, 2025 and 2024. There were 127 and 128 selling days for the six months ended June 30, 2025 and 2024, respectively.

(dollars in millions)	June 30, 2025	June 30, 2024
Net debt(1)	$5,151.7	$4,963.0
Cash conversion cycle (in days)(2)	16	17
Net cash provided by operating activities	$443.1	$589.9
Adjusted free cash flow(3)	$458.9	$502.8
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
Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the three and six months ended June 30, 2025 and 2024 are below. For additional information on Net sales, Gross profit and Operating income by segment, see the “Segment Results of Operations.”

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions, except percentages)	2025	2024	Percent Change	2025	2024	Percent Change
Net sales	$5,976.6	$5,423.4	10.2%	$11,175.7	$10,296.1	8.5%
Cost of sales	4,735.4	4,240.3	11.7	8,812.2	8,049.7	9.5
Gross profit	1,241.2	1,183.1	4.9	2,363.5	2,246.4	5.2
Gross profit margin	20.8%	21.8%		21.1%	21.8%
Selling and administrative expenses	821.0	750.0	9.5	1,581.9	1,485.3	6.5
Operating income	420.2	433.1	(3.0)	781.6	761.1	2.7
Operating income margin	7.0%	8.0%		7.0%	7.4%
Interest expense, net	(56.8)	(52.3)	8.6	(113.9)	(103.6)	9.9
Other income (expense), net	1.5	(1.1)	nm*	1.2	(1.2)	nm*
Income before income taxes	364.9	379.7	(3.9)	668.9	656.3	1.9
Income tax expense	(93.7)	(98.6)	(5.0)	(172.8)	(159.1)	8.6
Net income	$271.2	$281.1	(3.5)%	$496.1	$497.2	(0.2)%
*nm - Not meaningful
Three months ended June 30, 2025 compared with the three months ended June 30, 2024
Net sales increased $553 million, or 10.2%, with higher Net sales across all operating segments. The increase was primarily due to customer demand for notebooks/mobile devices, software, netcomm products and data storage and servers. While economic uncertainty persists, certain end-markets experienced improved customer spending during the quarter.
Gross profit increased $58 million, or 4.9%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 100 basis points which is attributed to decreased rate in certain hardware categories, primarily in data storage and servers and netcomm products and lower contribution from netted down revenue relative to the prior year.
Selling and administrative expenses increased $71 million, or 9.5%, primarily due to higher performance-based compensation, transformation and other related costs, workplace optimization costs and amortization expense on acquisition-related intangible assets.
Operating income decreased $13 million, or 3.0%, to $420 million for the three months ended June 30, 2025, compared to $433 million for the three months ended June 30, 2024.
Interest expense, net includes interest expense and interest income. Interest expense, net increased $5 million, or 8.6%, primarily due to lower interest income earned on cash balances and a higher fixed interest rate on unsecured senior notes, partially offset by a lower variable interest rate on the senior unsecured term loan.

Income tax expense decreased $5 million, or 5.0%. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.7% and 26.0% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the effective income tax rate was primarily due to higher excess tax benefits on equity-based compensation.
Six months ended June 30, 2025 compared with the six months ended June 30, 2024
Net sales increased $880 million, or 8.5%, with higher Net sales across all operating segments. The increase was primarily due to customer demand for notebooks/mobile devices, software, desktops and services. While economic uncertainty continues to persist, certain end-markets experienced improved customer spending during the period.
Gross profit increased $117 million, or 5.2%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 70 basis points which is attributed to decreased rate and increased mix in certain hardware categories.
Selling and administrative expenses increased $97 million, or 6.5%, primarily due to higher performance-based compensation, transformation and other related costs, amortization expense on acquisition-related intangible assets and workplace optimization costs, partially offset by lower coworker-related costs.
Operating income increased $21 million, or 2.7%, to $782 million for the six months ended June 30, 2025, compared to $761 million for the six months ended June 30, 2024.
Interest expense, net includes interest expense and interest income. Interest expense, net increased $10 million, or 9.9%, primarily due to lower interest income earned on cash balances and a higher fixed interest rate on unsecured senior notes, partially offset by a lower variable interest rate on the senior unsecured term loan.
Income tax expense increased $14 million, or 8.6%. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.8% and 24.2% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective income tax rate was primarily attributable to lower excess tax benefits on equity-based compensation.

Segment Results of Operations
Net sales by segment for the comparative periods are as follows:

	Three Months Ended June 30,
	2025		2024
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$2,581.5	43.2%	$2,195.2	40.5%	$386.3	17.6%	17.6%

Small Business	431.3	7.2	382.9	7.1	48.4	12.6	12.6

Public:
Government	656.5	11.0	639.1	11.8	17.4	2.7	2.7
Education	906.7	15.2	1,017.4	18.8	(110.7)	(10.9)	(10.9)
Healthcare	728.5	12.2	586.8	10.8	141.7	24.1	24.1
Total Public	2,291.7	38.4	2,243.3	41.4	48.4	2.2	2.2

Other(2)	672.1	11.2	602.0	11.0	70.1	11.6	11.6

Total Net sales	$5,976.6	100.0%	$5,423.4	100.0%	$553.2	10.2%	10.2%

	Six Months Ended June 30,
	2025		2024
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$4,817.5	43.1%	$4,331.1	42.1%	$486.4	11.2%	12.1%

Small Business	835.9	7.5	763.8	7.4	72.1	9.4	10.3

Public:
Government	1,194.3	10.6	1,182.4	11.5	11.9	1.0	1.8
Education	1,559.1	14.0	1,614.2	15.7	(55.1)	(3.4)	(2.7)
Healthcare	1,416.4	12.7	1,171.4	11.4	245.0	20.9	21.9
Total Public	4,169.8	37.3	3,968.0	38.6	201.8	5.1	5.9

Other(2)	1,352.5	12.1	1,233.2	11.9	119.3	9.7	10.5

Total Net sales	$11,175.7	100.0%	$10,296.1	100.0%	$879.6	8.5%	9.4%
(1)There were 64 selling days for both the three months ended June 30, 2025 and 2024. There were 127 and 128 selling days for the six months ended June 30, 2025 and 2024, respectively. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

Gross profit by segment for the comparative periods are as follows:

	Three Months Ended June 30,
	2025		2024
(dollars in millions)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Dollar Change	Percent Change
Segments:(1)
Corporate	$572.5	22.2%	$523.1	23.8%	$49.4	9.4%
Small Business	94.6	21.9	87.7	22.9	6.9	7.9
Public	432.1	18.9	451.7	20.1	(19.6)	(4.3)
Other(2)	142.0	21.1	120.6	20.0	21.4	17.7
Total Gross profit	$1,241.2	20.8%	$1,183.1	21.8%	$58.1	4.9%

	Six Months Ended June 30,
	2025		2024
(dollars in millions)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Dollar Change	Percent Change
Segments:(1)
Corporate	$1,107.4	23.0%	$1,030.6	23.8%	$76.8	7.5%
Small Business	183.2	21.9	177.5	23.2	5.7	3.2
Public	798.7	19.2	797.0	20.1	1.7	0.2
Other(2)	274.2	20.3	241.3	19.6	32.9	13.6
Total Gross profit	$2,363.5	21.1%	$2,246.4	21.8%	$117.1	5.2%
(1)Segment gross profit includes the segment’s direct gross profit, allocations for gross profit from logistics services and allocations for certain inventory adjustments, volume rebates and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

Operating income by segment for the comparative periods are as follows:

	Three Months Ended June 30,
	2025		2024
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Corporate	$243.1	9.4%	$197.0	9.0%	$46.1	23.4%
Small Business	47.8	11.1	45.6	11.9	2.2	4.8
Public	187.5	8.2	209.2	9.3	(21.7)	(10.4)
Other(2)	42.6	6.3	24.2	4.0	18.4	76.0
Headquarters(3)	(100.8)	nm*	(42.9)	nm*	(57.9)	(135.0)
Total Operating income	$420.2	7.0%	$433.1	8.0%	$(12.9)	(3.0)%

	Six Months Ended June 30,
	2025		2024
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Corporate	$463.8	9.6%	$375.0	8.7%	$88.8	23.7%
Small Business	91.2	10.9	92.1	12.1	(0.9)	(1.0)
Public	328.7	7.9	335.2	8.4	(6.5)	(1.9)
Other(2)	81.7	6.0	49.5	4.0	32.2	65.1
Headquarters(3)	(183.8)	nm*	(90.7)	nm*	(93.1)	(102.6)
Total Operating income	$781.6	7.0%	$761.1	7.4%	$20.5	2.7%
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
Three months ended June 30, 2025 compared with the three months ended June 30, 2024
Corporate segment Net sales increased $386 million, or 17.6%, primarily due to an increase in data storage and servers, netcomm products, notebooks/mobile devices and software.
Corporate segment Gross profit dollars increased $49 million, or 9.4%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 160 bps, to 22.2%, which is attributed to decreased rate and increased mix in certain hardware categories, primarily data storage and servers and netcomm products.
Corporate segment Operating income increased $46 million, or 23.4%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation, coworker-related costs and amortization expense on acquisition-related intangible assets.
Small Business segment Net sales increased $48 million, or 12.6%, primarily due to an increase in notebooks/mobile devices, software and desktops.
Small Business segment Gross profit increased $7 million, or 7.9%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 100 bps, to 21.9%, which is attributed to increased mix into lower margin products, primarily notebooks/mobile devices.
Small Business segment Operating income increased $2 million, or 4.8%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation.

Public segment Net sales increased $48 million, or 2.2%, primarily due to an increase in software in the healthcare and government sales channels, partially offset by a decrease in hardware, primarily notebooks/mobile devices and collaboration, in the education sales channel.
Public segment Gross profit dollars decreased $20 million, or 4.3%, primarily due to lower gross profit margin on higher Net sales. Gross profit margin decreased 120 bps, to 18.9%, which is attributed to a lower contribution of netted down revenue relative to the prior year.
Public segment Operating income decreased $22 million, or 10.4%, primarily due to lower Gross profit dollars, higher coworker-related costs and an increased provision for expected credit losses.
Net sales in Other, increased $70 million, or 11.6%, primarily due to an increase in notebooks/mobile devices within the UK and Canada operations.
Other Gross profit dollars increased $21 million, or 17.7%, primarily due to higher Net sales and Gross profit margin. Gross profit margin increased 110 bps, to 21.1%, which is attributed to higher contribution of netted down revenue relative to the prior year.
Other Operating income increased $18 million, or 76.0%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation within the UK and Canada operations.
Six months ended June 30, 2025 compared with the six months ended June 30, 2024
Corporate segment Net sales increased $486 million, or 11.2%, primarily due to an increase in notebooks/mobile devices, software, data storage and servers and netcomm products.
Corporate segment Gross profit dollars increased $77 million, or 7.5%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 80 bps, to 23.0%, which is attributed to decreased rate in certain hardware categories, primarily data storage and servers and increased mix into notebooks/mobile devices.
Corporate segment Operating income increased $89 million, or 23.7%, primarily due to higher Gross profit dollars and lower coworker-related costs, partially offset by increased amortization expense on acquisition-related intangible assets and higher performance-based compensation.
Small Business segment Net sales increased $72 million, or 9.4%, primarily due to an increase in notebooks/mobile devices, data storage and servers and services.
Small Business segment Gross profit increased $6 million, or 3.2%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 130 bps, to 21.9%, which is attributed to lower contribution of netted down revenue relative to the prior year.
Small Business segment Operating income decreased $1 million, or 1.0%, primarily due to higher payroll costs, including performance-based compensation, and an increased provision for expected credit losses, partially offset by higher Gross profit dollars.
Public segment Net sales increased $202 million, or 5.1%, primarily due to an increase in desktops and software in healthcare and government sales channels.
Public segment Gross profit dollars increased $2 million, or 0.2%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 90 bps, to 19.2%, which is attributed to decreased rate in certain hardware categories, primarily notebooks/mobile devices and lower contribution of netted down revenue relative to the prior year.
Public segment Operating income decreased $7 million, or 1.9%, primarily due to higher payroll costs, including performance-based compensation, and an increased provision for expected credit losses.
Net sales in Other, increased $119 million, or 9.7%, primarily due to an increase in notebooks/mobile devices within UK and Canada operations.
Other Gross profit dollars increased $33 million, or 13.6%, primarily due to higher Net sales and Gross profit margin. Gross profit margin increased 70 bps, to 20.3%, which is attributed to higher contribution of netted down revenue relative to the prior year.

Other Operating income increased $32 million, or 65.1%, primarily due to higher Gross profit dollars and lower transformation and other related costs, partially offset by higher performance-based compensation within the UK and Canada operations.
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
We have included reconciliations of our non-GAAP financial measures to the most comparable US GAAP financial measures for the three and six months ended June 30, 2025 and 2024 below.

Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended June 30,
(dollars in millions)	2025	Percentage of Net Sales	2024	Percentage of Net Sales
Operating income, as reported	$420.2	7.0%	$433.1	8.0%
Amortization of intangibles(1)	42.4		37.8
Equity-based compensation	23.5		28.7
Transformation initiatives(2)	17.4		8.7
Acquisition and integration expenses	2.0		0.9
Workplace optimization(3)	12.7		—
Other adjustments	1.5		1.1
Non-GAAP operating income	$519.7	8.7%	$510.3	9.4%

	Six Months Ended June 30,
(dollars in millions)	2025	Percentage of Net Sales	2024	Percentage of Net Sales
Operating income, as reported	$781.6	7.0%	$761.1	7.4%
Amortization of intangibles(1)	85.2		75.5
Equity-based compensation	44.0		48.1
Transformation initiatives(2)	31.1		14.8
Acquisition and integration expenses	4.9		1.6
Workplace optimization(3)	12.8		7.3
Other adjustments	4.1		5.4
Non-GAAP operating income	$963.7	8.6%	$913.8	8.9%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended June 30,
	2025			2024
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$364.9	$(93.7)	$271.2	$379.7	$(98.6)	$281.1
Amortization of intangibles(2)	42.4	(11.1)	31.3	37.8	(9.8)	28.0
Equity-based compensation	23.5	(7.1)	16.4	28.7	(7.0)	21.7
Transformation initiatives(3)	17.4	(4.5)	12.9	8.7	(2.3)	6.4
Acquisition and integration expenses	2.0	(0.5)	1.5	0.9	(0.2)	0.7
Workplace optimization(4)	12.7	(3.3)	9.4	—	—	—
Other adjustments	1.5	(0.5)	1.0	1.1	(0.2)	0.9
Non-GAAP	$464.4	$(120.7)	$343.7	$456.9	$(118.1)	$338.8

Net income per diluted share, as reported			$2.05			$2.07
Non-GAAP net income per diluted share			$2.60			$2.50
Shares used in computing US GAAP and Non-GAAP net income per diluted share			132.4			135.6

	Six Months Ended June 30,
	2025			2024
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$668.9	$(172.8)	$496.1	$656.3	$(159.1)	$497.2
Amortization of intangibles(2)	85.2	(22.2)	63.0	75.5	(19.6)	55.9
Equity-based compensation	44.0	(12.0)	32.0	48.1	(23.1)	25.0
Transformation initiatives(3)	31.1	(8.1)	23.0	14.8	(3.9)	10.9
Acquisition and integration expenses	4.9	(1.3)	3.6	1.6	(0.4)	1.2
Workplace optimization(4)	12.8	(3.3)	9.5	7.3	(1.9)	5.4
Other adjustments	4.1	(1.1)	3.0	5.4	(1.4)	4.0
Non-GAAP	$851.0	$(220.8)	$630.2	$809.0	$(209.4)	$599.6

Net income per diluted share, as reported			$3.73			$3.66
Non-GAAP net income per diluted share			$4.74			$4.41
Shares used in computing US GAAP and Non-GAAP net income per diluted share			132.9			135.8
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Net sales on a constant currency basis

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	Percent Change(1)	2025	2024	Percent Change(1)	Average Daily Sales Percent Change(1)
Net sales, as reported	$5,976.6	$5,423.4	10.2%	$11,175.7	$10,296.1	8.5%	9.4%
Foreign currency translation(2)	—	20.1		—	4.9
Net sales, on a constant currency basis	$5,976.6	$5,443.5	9.8%	$11,175.7	$10,301.0	8.5%	9.3%
(1)There were 64 selling days for both the three months ended June 30, 2025 and 2024. There were 127 and 128 selling days for the six months ended June 30, 2025 and 2024, respectively. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Free cash flow and Adjusted free cash flow

	Six Months Ended June 30,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$443.1	$589.9
Capital expenditures	(49.4)	(60.4)
Free cash flow	393.7	529.5
Net change in accounts payable - inventory financing	65.2	(26.7)
Adjusted free cash flow(1)	$458.9	$502.8
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of June 30, 2025, we had $1.2 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
As of June 30, 2025, we had total unsecured indebtedness of $5.6 billion, and we were in compliance with the covenants under our credit agreements and indentures.
During the second quarter of 2025, we repaid the $211 million remaining aggregate principal amount of the 4.125% Senior Notes due 2025 (the “2025 Notes”) at maturity.
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
Share Repurchase Program
During the six months ended June 30, 2025, we repurchased 2.0 million shares of our common stock for $350 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2025 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.625	February 4, 2025	February 25, 2025	March 11, 2025
$0.625	May 6, 2025	May 26, 2025	June 10, 2025
On August 6, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.625 per share. The dividend will be paid on September 10, 2025 to all stockholders of record as of the close of business on August 25, 2025.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$443.1	$589.9
Net cash provided by (used in) investing activities	154.6	(60.6)
Net cash (used in) financing activities	(649.2)	(449.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25.0	(3.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26.5)	$76.6

Operating Activities
Cash flows from operating activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2025	2024	Change
Net income	$496.1	$497.2	$(1.1)
Adjustments for the impact of non-cash items(1)	176.6	177.6	(1.0)
Net income adjusted for the impact of non-cash items	672.7	674.8	(2.1)
Changes in assets and liabilities:
Accounts receivable	(450.1)	(161.5)	(288.6)
Merchandise inventory	(147.3)	(57.7)	(89.6)
Accounts payable-trade	384.7	236.9	147.8
Other	(16.9)	(102.6)	85.7
Net cash provided by operating activities	$443.1	$589.9	$(146.8)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
Net cash provided by operating activities decreased $147 million for the six months ended June 30, 2025 compared to June 30, 2024. This decrease is primarily attributable to Accounts receivable and Merchandise inventory, partially offset by Accounts payable-trade and Other. The decrease from Accounts Receivable was primarily due to higher sales activity in the first half of 2025 and timing of collections, including multi-year transactions. The decrease from Merchandise inventory is primarily due to customer-driven stocking positions as a result of higher demand. The increase from Accounts payable-trade is primarily due to higher sales activity in the first half of 2025 and timing of payments, including multi-year transactions. The increase from Other is primarily due to higher vendor receivables in 2024.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2025	2024
Days of sales outstanding (DSO)(1)	80	72
Days of supply in inventory (DIO)(2)	13	13
Days of purchases outstanding (DPO)(3)	(77)	(68)
Cash conversion cycle	16	17
(1)Represents the rolling three-month average of the balance of the current portion of Accounts receivable, net at the end of the period, divided by average Net sales for the same three-month period. Also incorporates components of other miscellaneous receivables.
(2)Represents the rolling three-month average of the balance of Merchandise inventory at the end of the period divided by average Cost of sales for the same three-month period.
(3)Represents the rolling three-month average of the combined balance of Accounts payable-trade, excluding cash overdrafts, and Accounts payable-inventory financing at the end of the period divided by average Cost of sales for the same three-month period.
The cash conversion cycle decreased to 16 days at June 30, 2025, compared to 17 days at June 30, 2024. The overall decrease was driven by DPO offset by DSO. Both DPO and DSO increased due to multi-year transactions and the timing of payments and collections, respectively. If customers continue to shift their software purchases to multi-year arrangements, unbilled receivables are expected to increase, resulting in a higher DSO. This customer shift in purchasing is expected to increase accounts payable and DPO as the timing of payments due to vendors is aligned with the collections due from customers. Additionally, netted down revenue results in an increase to both DSO and DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales.
Investing Activities
Net cash provided by investing activities increased $215 million for the six months ended June 30, 2025 compared to June 30, 2024. This increase was primarily driven by the maturity of a certificate of deposit in the second quarter of 2025.

Financing Activities
Net cash used in financing activities increased $200 million for the six months ended June 30, 2025 compared to June 30, 2024. This increase was primarily driven by higher repayments on debt and share repurchases, partially offset by an increase in Net change in accounts payable-inventory financing for the six months ended June 30, 2025 compared to June 30, 2024.
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
The following tables set forth Balance Sheet information as of June 30, 2025 and December 31, 2024, and Statement of Operations information for the six months ended June 30, 2025 and for the year ended December 31, 2024. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	June 30, 2025	December 31, 2024
Current assets	$6,626.2	$6,395.9

Goodwill	4,280.6	4,158.3
Other assets	2,633.8	2,502.1
Total Non-current assets	6,914.4	6,660.4

Current liabilities	5,126.6	4,990.6

Long-term debt	5,623.0	5,606.8
Other liabilities	1,294.8	1,166.1
Total Long-term liabilities	$6,917.8	$6,772.9
Statement of Operations Information

(dollars in millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Net sales	$9,824.3	$18,494.0
Gross profit	2,104.7	4,116.9
Operating income	720.9	1,560.5
Net income	453.4	1,014.1
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
April 1 through April 30, 2025	0.2	$152.83	0.2	$1,111.7
May 1 through May 31, 2025	0.3	182.93	0.3	1,048.6
June 1 through June 30, 2025	0.4	175.94	0.4	987.5
Total	0.9		0.9
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

3.1*	Amended and Restated Limited Liability Company Agreement of CDW Government LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
*    Filed herewith
**    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	August 6, 2025	By:	/s/ Albert J. Miralles
Albert J. Miralles
Chief Financial Officer and Executive Vice President, Enterprise Business Operations
(Duly authorized officer and principal financial officer)