Form 10-Q
period 2025-09-30
CDW Corp
filed 2025-11-04
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of October 30, 2025, there were 130,193,660 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$452.9	$503.5
Short-term investments	—	214.2
Accounts receivable, net of allowance for credit losses of $57.8 and $43.3, respectively	5,785.1	5,135.8
Merchandise inventory	504.7	605.3
Miscellaneous receivables	613.3	509.9
Prepaid expenses and other	421.4	404.4
Total current assets	7,777.4	7,373.1
Operating lease right-of-use assets	102.9	120.2
Property and equipment, net	177.1	192.0
Goodwill	4,642.1	4,620.4
Other intangible assets, net	1,225.7	1,356.6
Accounts receivable and other assets, noncurrent	1,272.4	1,016.1
Total Assets	$15,197.6	$14,678.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$3,678.8	$3,381.3
Accounts payable-inventory financing	331.0	355.2
Current maturities of long-term debt	9.1	235.8
Contract liabilities	477.0	491.0
Accrued expenses and other current liabilities:
Compensation	282.6	275.8
Advertising	192.7	137.7
Sales and income taxes	116.4	61.6
Other	506.2	536.0
Total current liabilities	5,593.8	5,474.4
Long-term liabilities:
Debt	5,619.7	5,607.0
Deferred income taxes	165.3	167.4
Operating lease liabilities	128.8	149.1
Accounts payable and other liabilities	1,150.3	927.8
Total long-term liabilities	7,064.1	6,851.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 130.3 and 132.6 shares outstanding, respectively	1.3	1.3
Paid-in capital	3,955.9	3,834.4
Accumulated deficit	(1,311.0)	(1,322.9)
Accumulated other comprehensive loss	(106.5)	(160.1)
Total stockholders’ equity	2,539.7	2,352.7
Total Liabilities and Stockholders’ Equity	$15,197.6	$14,678.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$5,737.4	$5,516.6	$16,913.1	$15,812.7
Cost of sales	4,481.9	4,315.9	13,294.1	12,365.6
Gross profit	1,255.5	1,200.7	3,619.0	3,447.1
Selling and administrative expenses	812.2	719.1	2,394.1	2,204.4
Operating income	443.3	481.6	1,224.9	1,242.7
Interest expense, net	(55.0)	(54.4)	(168.9)	(158.0)
Other income (expense), net	1.1	0.4	2.3	(0.8)
Income before income taxes	389.4	427.6	1,058.3	1,083.9
Income tax expense	(98.4)	(111.2)	(271.2)	(270.3)
Net income	$291.0	$316.4	$787.1	$813.6

Net income per common share:
Basic	$2.22	$2.37	$5.98	$6.07
Diluted	$2.21	$2.34	$5.94	$6.00

Weighted-average common shares outstanding:
Basic	131.0	133.5	131.7	134.0
Diluted	131.8	134.9	132.6	135.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$291.0	$316.4	$787.1	$813.6
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from cash flow hedge	0.2	(7.6)	(0.2)	(5.7)
Reclassification of cash flow hedge to net income	0.2	0.1	0.6	0.1
Foreign currency translation adjustments	(20.6)	34.2	53.2	21.9
Other comprehensive income (loss), net of tax	(20.2)	26.7	53.6	16.3
Comprehensive income	$270.8	$343.1	$840.7	$829.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$787.1	$813.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221.5	205.8
Equity-based compensation expense	71.1	50.8
Deferred income taxes	(3.2)	(27.0)
Provision for credit losses	26.5	17.1
Other	(0.6)	3.3
Changes in assets and liabilities:
Accounts receivable	(633.0)	(320.9)
Merchandise inventory	106.8	(10.5)
Other assets	(334.9)	(313.9)
Accounts payable-trade	273.8	287.5
Other liabilities	256.3	226.2
Net cash provided by operating activities	771.4	932.0
Cash flows from investing activities:
Capital expenditures	(79.2)	(94.0)
Purchases of short-term investments	—	(211.1)
Proceeds from short-term investments	211.1	—
Acquisitions of businesses, net of cash acquired	(5.0)	(0.2)
Other	(2.2)	(0.2)
Net cash provided by (used in) investing activities	124.7	(305.5)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,397.9	—
Repayments of borrowings under revolving credit facility	(1,397.9)	—
Proceeds from issuance of long-term debt	—	1,197.8
Repayments of long-term debt	(211.1)	—
Payments to extinguish long-term debt	—	(778.8)
Payments of debt issuance costs	—	(10.4)
Proceeds from receivable financing liability	14.0	—
Repayments of receivable financing liability	(20.2)	(29.8)
Net change in accounts payable-inventory financing	(24.2)	(73.9)
Repurchases of common stock	(500.0)	(354.0)
Proceeds from stock option exercises	27.0	41.6
Payment of incentive compensation plan withholding taxes	(22.0)	(32.8)
Dividend payments	(246.9)	(249.0)
Other	14.7	18.6
Net cash used in financing activities	(968.7)	(270.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.0	2.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(54.6)	358.0
Cash, cash equivalents and restricted cash—beginning of period(1)	507.7	588.7
Cash, cash equivalents and restricted cash—end of period(1)	$453.1	$946.7
Supplementary disclosure of cash flow information:
Interest paid	$(173.1)	$(146.9)
Income taxes paid, net	$(195.6)	$(279.1)
(1)Restricted cash is presented within Prepaid expenses and other on the Consolidated Balance Sheets, as applicable.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2025	131.1	$1.3	$3,919.1	$(1,366.9)	$(86.3)	$2,467.2
Net income	—	—	—	291.0	—	291.0
Equity-based compensation expense	—	—	27.1	—	—	27.1
Shares issued under equity-based compensation plans	0.1	—	1.8	—	—	1.8
Coworker Stock Purchase Plan	—	—	6.9	—	—	6.9
Repurchases of common stock	(0.9)	—	—	(149.9)	—	(149.9)
Dividends paid ($0.625 per share)	—	—	0.8	(82.6)	—	(81.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(1.1)	—	(1.1)
Unrealized gain (loss) from hedge accounting	—	—	—	—	0.2	0.2
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	0.2	(1.5)	(20.6)	(21.9)
Balance as of September 30, 2025	130.3	$1.3	$3,955.9	$(1,311.0)	$(106.5)	$2,539.7

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2024	133.6	$1.3	$3,789.9	$(1,481.3)	$(135.0)	$2,174.9
Net income	—	—	—	316.4	—	316.4
Equity-based compensation expense	—	—	2.7	—	—	2.7
Shares issued under equity-based compensation plans	—	—	6.6	—	—	6.6
Coworker Stock Purchase Plan	0.1	—	7.5	—	—	7.5
Repurchases of common stock	(0.5)	—	—	(100.0)	—	(100.0)
Dividends paid ($0.620 per share)	—	—	0.5	(83.2)	—	(82.7)
Incentive compensation plan stock withheld for taxes	—	—	—	(2.1)	—	(2.1)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(7.6)	(7.6)
Reclassification of cash flow hedge to net income	—	—	—	—	0.1	0.1
Foreign currency translation and other	—	—	—	(0.7)	34.2	33.5
Balance as of September 30, 2024	133.2	$1.3	$3,807.2	$(1,350.9)	$(108.3)	$2,349.3

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2024	132.6	$1.3	$3,834.4	$(1,322.9)	$(160.1)	$2,352.7
Net income	—	—	—	787.1	—	787.1
Equity-based compensation expense	—	—	71.1	—	—	71.1
Shares issued under equity-based compensation plans	0.5	—	27.0	—	—	27.0
Coworker Stock Purchase Plan	0.1	—	20.7	—	—	20.7
Repurchases of common stock	(2.9)	—	—	(500.0)	—	(500.0)
Dividends paid ($1.875 per share)	—	—	2.4	(249.3)	—	(246.9)
Incentive compensation plan stock withheld for taxes	—	—	—	(22.0)	—	(22.0)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(0.2)	(0.2)
Reclassification of cash flow hedge to net income	—	—	—	—	0.6	0.6
Foreign currency translation and other	—	—	0.3	(3.9)	53.2	49.6
Balance as of September 30, 2025	130.3	$1.3	$3,955.9	$(1,311.0)	$(106.5)	$2,539.7

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	134.1	$1.3	$3,691.3	$(1,525.5)	$(124.6)	$2,042.5
Net income	—	—	—	813.6	—	813.6
Equity-based compensation expense	—	—	50.8	—	—	50.8
Shares issued under equity-based compensation plans	0.6	—	41.6	—	—	41.6
Coworker Stock Purchase Plan	0.1	—	21.9	—	—	21.9
Repurchases of common stock	(1.6)	—	—	(354.0)	—	(354.0)
Dividends paid ($1.860 per share)	—	—	1.6	(250.6)	—	(249.0)
Incentive compensation plan stock withheld for taxes	—	—	—	(32.8)	—	(32.8)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(5.7)	(5.7)
Reclassification of cash flow hedge to net income	—	—	—	—	0.1	0.1
Foreign currency translation and other	—	—	—	(1.6)	21.9	20.3
Balance as of September 30, 2024	133.2	$1.3	$3,807.2	$(1,350.9)	$(108.3)	$2,349.3

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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
2.    Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes stage-based capitalization rules for internal-use software to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may apply the guidance using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets that arise from

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
transactions accounted for under Topic 606, Revenue from Contracts with Customers. The ASU is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the amendments in this ASU on a prospective basis. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-240). This ASU requires entities to disclose disaggregated information about specific natural expense categories in the notes to the financial statements. The ASU is effective for all public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the ASU will have on its disclosures.
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
3.    Acquisitions
Mission Cloud Services, Inc. (“Mission”)
On November 27, 2024, the Company completed its acquisition of Mission through a purchase of all the issued and outstanding equity interests for a base purchase price of $330 million. The purchase price allocation is preliminary and is subject to change during the measurement period, which is not to exceed 12 months from the date of the acquisition. During the nine months ended September 30, 2025, there were no material adjustments to the preliminary purchase price allocation.
4.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Accounts receivable, current(1)	$4,707.8	$4,386.4
Unbilled accounts receivable, current(1)	1,077.3	749.4
Unbilled accounts receivable, noncurrent(2)	1,162.5	923.0
Total accounts receivable	$6,947.6	$6,058.8
(1)Accounts receivable, current and Unbilled accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Unbilled accounts receivable, noncurrent is presented net of allowance for credit losses herein and is presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable are derecognized from the Consolidated Balance Sheets upon receipt of payment from the third-party financing company. During the nine months ended September 30, 2025 and 2024, the Company sold approximately $456 million and $337 million of accounts receivable, respectively.
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

	September 30, 2025	December 31, 2024
Contract assets(1)	$108.7	$97.1
Contract liabilities(2)(3)	$508.1	$522.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $31 million and $31 million of long-term contract liabilities that are presented within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.
(3)For the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $364 million and $293 million related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2025 related to non-cancelable managed and professional services contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$138.8	$81.5	$30.8	$11.4
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
The amounts outstanding under these agreements as of September 30, 2025 and December 31, 2024 were $331 million and $355 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 6 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 6 (Debt).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.    Debt

			September 30, 2025	December 31, 2024
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2026	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2025	May 2025	4.125%	—	211.1
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2030	March 2030	5.100%	600.0	600.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2034	August 2034	5.550%	600.0	600.0
Total unsecured senior notes			5,000.0	5,211.1

Receivable financing liability			15.4	21.2
Other long-term obligations			5.9	8.8
Unamortized debt issuance costs and discount			(27.0)	(32.8)
Current maturities of long-term debt			(9.1)	(235.8)
Total long-term debt			$5,619.7	$5,607.0
As of September 30, 2025, the Company is in compliance with the covenants under its credit agreements and indentures.
Credit Facility
The Company has a variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”) from which it may draw tranches denominated in US dollars, British pounds or Euros. The interest rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment and a margin based on the Company’s senior unsecured rating. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit and floorplan financing. As of September 30, 2025, the Company could have borrowed up to an additional $1.3 billion under the Revolving Loan Facility. As of September 30, 2025, the Revolving Loan Facility had $296 million reserved for the floorplan sub-facility.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheets until the liability is settled. During the nine months ended September 30, 2025, the Company executed $14 million of transfers under these agreements.
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized debt issuance costs, were as follows:

	September 30, 2025	December 31, 2024
Fair value	$5,545.9	$5,602.8
Carrying value	$5,655.8	$5,875.6
7.    Fair Value Measurements and Financial Instruments
Derivative Instruments
The Company may use derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The following sections detail the Company’s derivative financial instruments.
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The Company has interest rate collar agreements that provide for a contractually specified interest rate cap and an interest rate floor based on SOFR. The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed during the nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, the interest rate collar agreements were classified within Other current liabilities and Long-term liabilities - Accounts payable and other liabilities, respectively, on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of September 30, 2025 and December 31, 2024, and these agreements mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three and

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
nine months ended September 30, 2025 and 2024, the changes in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net were not material.
Short-term Investments
Short-term investments, which have a maturity that extends beyond three months but within one year, is comprised of a certificate of deposit. The certificate of deposit with a principal amount of $211 million matured in April 2025 of which the proceeds were used to repay the remaining aggregate principal amount of the 2025 Notes. As of September 30, 2025, there were no Short-term investments outstanding on the Consolidated Balance Sheets.
8.    Income Taxes
Income tax expense was $98 million and $111 million for the three months ended September 30, 2025 and 2024, respectively. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.3% and 26.0% for the three months ended September 30, 2025 and 2024, respectively.
The effective income tax rate for the three months ended September 30, 2025 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and nondeductible expenses, partially offset by the anticipated benefit from federal tax credits. The effective income tax rate for the three months ended September 30, 2024 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and nondeductible expenses.
Income tax expense was $271 million and $270 million for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 25.6% and 24.9% for the nine months ended September 30, 2025 and 2024, respectively.
The effective income tax rate for the nine months ended September 30, 2025 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation and the anticipated benefit from federal tax credits. The effective income tax rate for the nine months ended September 30, 2024 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law in the US with certain provisions effective in 2025 and other provisions effective after 2025. The Act includes various provisions, including the immediate expensing of domestic research and development expenditures and the restoration of 100% bonus depreciation. These provisions did not have a material impact on the Company’s Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025.
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted-average shares outstanding	131.0	133.5	131.7	134.0
Effect of dilutive securities(1)	0.8	1.4	0.9	1.5
Diluted weighted-average shares outstanding(2)	131.8	134.9	132.6	135.5
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.2 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2025 and 2024. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.

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
As of September 30, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Information about the Company’s segments for both the three and nine months ended September 30, 2025 and 2024 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
Three Months Ended September 30, 2025
Net sales	$2,255.4	$433.8	$2,349.8	$698.4	$—	$5,737.4
Cost of sales	1,734.0	334.7	1,859.7	553.5	—	4,481.9
Gross profit	521.4	99.1	490.1	144.9	—	1,255.5
Other segment expense items(1)	326.1	45.4	258.2	101.9	80.6	812.2
Operating income (loss)	$195.3	$53.7	$231.9	$43.0	$(80.6)	$443.3

Other Segment Information(2)
Depreciation and amortization expense	$29.0	$2.1	$19.3	$7.3	$15.6	$73.3

Three Months Ended September 30, 2024
Net sales	$2,161.2	$379.7	$2,335.7	$640.0	$—	$5,516.6
Cost of sales	1,651.0	291.5	1,858.9	514.5	—	4,315.9
Gross profit	510.2	88.2	476.8	125.5	—	1,200.7
Other segment expense items(1)	301.2	42.6	236.6	93.0	45.7	719.1
Operating income (loss)	$209.0	$45.6	$240.2	$32.5	$(45.7)	$481.6

Other Segment Information(2)
Depreciation and amortization expense	$18.8	$0.9	$14.2	$6.9	$28.3	$69.1

Nine Months Ended September 30, 2025
Net sales	$7,072.9	$1,269.7	$6,519.6	$2,050.9	$—	$16,913.1
Cost of sales	5,444.1	987.4	5,230.8	1,631.8	—	13,294.1
Gross profit	1,628.8	282.3	1,288.8	419.1	—	3,619.0
Other segment expense items(1)	969.7	137.4	728.2	294.4	264.4	2,394.1
Operating income (loss)	$659.1	$144.9	$560.6	$124.7	$(264.4)	$1,224.9

Other Segment Information(2)
Depreciation and amortization expense	$81.3	$5.1	$50.9	$21.2	$63.0	$221.5

Nine Months Ended September 30, 2024
Net sales	$6,492.3	$1,143.5	$6,303.7	$1,873.2	$—	$15,812.7
Cost of sales	4,951.5	877.8	5,029.9	1,506.4	—	12,365.6
Gross profit	1,540.8	265.7	1,273.8	366.8	—	3,447.1
Other segment expense items(1)	956.8	128.0	698.4	284.8	136.4	2,204.4
Operating income (loss)	$584.0	$137.7	$575.4	$82.0	$(136.4)	$1,242.7

Other Segment Information(2)
Depreciation and amortization expense	$57.9	$2.7	$41.9	$21.1	$82.2	$205.8
(1)Primarily includes payroll and other coworker costs, advertising expense and other selling and administrative costs.
(2)Depreciation and amortization expense is primarily included within Other segment expense items.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2025
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$2,243.0	$427.8	$2,346.8	$5.6	$5,023.2
Rest of World	12.4	6.0	3.0	692.8	714.2
Total Net sales	$2,255.4	$433.8	$2,349.8	$698.4	$5,737.4

Major Product and Services
Hardware	$1,521.8	$332.8	$1,714.2	$519.7	$4,088.5
Software	492.8	73.8	435.1	91.9	1,093.6
Services	224.9	22.4	195.1	83.2	525.6
Other(2)	15.9	4.8	5.4	3.6	29.7
Total Net sales	$2,255.4	$433.8	$2,349.8	$698.4	$5,737.4

Sales by Channel
Corporate	$2,255.4	$—	$—	$—	$2,255.4
Small Business	—	433.8	—	—	433.8
Government	—	—	744.7	—	744.7
Education	—	—	911.2	—	911.2
Healthcare	—	—	693.9	—	693.9
Other	—	—	—	698.4	698.4
Total Net sales	$2,255.4	$433.8	$2,349.8	$698.4	$5,737.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$1,884.2	$373.6	$2,022.1	$587.6	$4,867.5
Transferred at a point in time where CDW is agent	198.9	44.6	170.9	37.9	452.3
Transferred over time where CDW is principal	172.3	15.6	156.8	72.9	417.6
Total Net sales	$2,255.4	$433.8	$2,349.8	$698.4	$5,737.4

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2025
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$7,014.7	$1,250.3	$6,511.7	$16.7	$14,793.4
Rest of World	58.2	19.4	7.9	2,034.2	2,119.7
Total Net sales	$7,072.9	$1,269.7	$6,519.6	$2,050.9	$16,913.1

Major Product and Services
Hardware	$4,875.6	$994.4	$4,903.2	$1,501.6	$12,274.8
Software	1,460.7	195.8	1,079.5	296.1	3,032.1
Services	689.5	65.8	522.7	242.1	1,520.1
Other(2)	47.1	13.7	14.2	11.1	86.1
Total Net sales	$7,072.9	$1,269.7	$6,519.6	$2,050.9	$16,913.1

Sales by Channel
Corporate	$7,072.9	$—	$—	$—	$7,072.9
Small Business	—	1,269.7	—	—	1,269.7
Government	—	—	1,939.0	—	1,939.0
Education	—	—	2,470.3	—	2,470.3
Healthcare	—	—	2,110.3	—	2,110.3
Other	—	—	—	2,050.9	2,050.9
Total Net sales	$7,072.9	$1,269.7	$6,519.6	$2,050.9	$16,913.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$5,928.4	$1,106.5	$5,689.3	$1,722.3	$14,446.5
Transferred at a point in time where CDW is agent	616.3	116.1	417.0	121.5	1,270.9
Transferred over time where CDW is principal	528.2	47.1	413.3	207.1	1,195.7
Total Net sales	$7,072.9	$1,269.7	$6,519.6	$2,050.9	$16,913.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following tables present Net sales by major category for the three and nine months ended September 30, 2025 and 2024. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2025		2024
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,433.2	25.0%	$1,370.4	24.8%
Netcomm Products	735.8	12.8	667.6	12.1
Collaboration	453.3	7.9	460.3	8.3
Data Storage and Servers	469.9	8.2	506.0	9.2
Desktops	343.2	6.0	291.4	5.3
Other Hardware	653.1	11.4	662.9	12.1
Total Hardware	4,088.5	71.3	3,958.6	71.8

Software(1)	1,093.6	19.1	1,048.3	19.0
Services(1)	525.6	9.2	481.9	8.7
Other(2)	29.7	0.4	27.8	0.5
Total Net sales	$5,737.4	100.0%	$5,516.6	100.0%

	Nine Months Ended September 30,
	2025		2024
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$4,358.0	25.8%	$3,949.9	25.0%
Netcomm Products	2,023.3	12.0	1,877.1	11.9
Collaboration	1,323.0	7.8	1,364.9	8.6
Data Storage and Servers	1,631.7	9.6	1,593.2	10.1
Desktops	1,053.3	6.2	845.3	5.3
Other Hardware	1,885.5	11.1	1,936.2	12.2
Total Hardware	12,274.8	72.5	11,566.6	73.1

Software(1)	3,032.1	17.9	2,778.3	17.6
Services(1)	1,520.1	9.0	1,386.1	8.8
Other(2)	86.1	0.6	81.7	0.5
Total Net sales	$16,913.1	100.0%	$15,812.7	100.0%
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
•Customers are evaluating the complex technology landscape in order to balance priorities and focus on solutions that lead to business optimization, cost management and security risk management, among other factors, resulting in a more measured approach to their IT spending. We have orchestrated solutions that leverage security, software, artificial intelligence, hybrid and cloud offerings to help customers achieve their objectives.
•Changes and uncertainty related to spending policies, budget priorities, timing and funding levels are key factors influencing the purchasing levels of government, healthcare and education customers. As the duration and ongoing impact of current economic conditions, including the US government shutdown, remain uncertain, current and future budget priorities and funding levels for government, healthcare and education customers may be adversely affected, leading to lower IT spend.
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
The results of certain key business metrics for the comparative periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts and percentages)	2025	2024	2025	2024
Net sales	$5,737.4	$5,516.6	$16,913.1	$15,812.7
Gross profit	$1,255.5	$1,200.7	$3,619.0	$3,447.1
Gross profit margin	21.9%	21.8%	21.4%	21.8%
Operating income	$443.3	$481.6	$1,224.9	$1,242.7
Operating income margin	7.7%	8.7%	7.2%	7.9%
Non-GAAP operating income	$530.6	$534.0	$1,494.3	$1,447.8
Non-GAAP operating income margin	9.2%	9.7%	8.8%	9.2%
Net income	$291.0	$316.4	$787.1	$813.6
Non-GAAP net income	$357.2	$354.9	$987.4	$954.5
Net income per diluted share	$2.21	$2.34	$5.94	$6.00
Non-GAAP net income per diluted share	$2.71	$2.63	$7.45	$7.04
Average daily sales(1)	$89.6	$86.2	$88.6	$82.4
(1)Defined as Net sales divided by the number of selling days. There were 64 selling days for both the three months ended September 30, 2025 and 2024. There were 191 and 192 selling days for the nine months ended September 30, 2025 and 2024, respectively.

(dollars in millions)	September 30, 2025	September 30, 2024
Net debt(1)	$5,175.9	$4,872.3
Cash conversion cycle (in days)(2)	11	17
Net cash provided by operating activities	$771.4	$932.0
Adjusted free cash flow(3)	$668.0	$764.1
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

Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the three and nine months ended September 30, 2025 and 2024 are below. For additional information on Net sales, Gross profit and Operating income by segment, see the “Segment Results of Operations.”

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except percentages)	2025	2024	Percent Change	2025	2024	Percent Change
Net sales	$5,737.4	$5,516.6	4.0%	$16,913.1	$15,812.7	7.0%
Cost of sales	4,481.9	4,315.9	3.8	13,294.1	12,365.6	7.5
Gross profit	1,255.5	1,200.7	4.6	3,619.0	3,447.1	5.0
Gross profit margin	21.9%	21.8%		21.4%	21.8%
Selling and administrative expenses	812.2	719.1	12.9	2,394.1	2,204.4	8.6
Operating income	443.3	481.6	(8.0)	1,224.9	1,242.7	(1.4)
Operating income margin	7.7%	8.7%		7.2%	7.9%
Interest expense, net	(55.0)	(54.4)	1.1	(168.9)	(158.0)	6.9
Other income (expense), net	1.1	0.4	nm*	2.3	(0.8)	nm*
Income before income taxes	389.4	427.6	(8.9)	1,058.3	1,083.9	(2.4)
Income tax expense	(98.4)	(111.2)	(11.5)	(271.2)	(270.3)	0.3
Net income	$291.0	$316.4	(8.0)%	$787.1	$813.6	(3.3)%
*nm - Not meaningful
Three months ended September 30, 2025 compared with the three months ended September 30, 2024
Net sales increased $221 million, or 4.0%, with higher Net sales across all operating segments. The increase was primarily due to increased customer demand for netcomm products, notebooks/mobile devices, desktops, software and services, partially offset by a decrease in data storage and servers. Broadly, while economic and geopolitical uncertainty persists, certain end-markets continued to experience improved customer spending during the period.
Gross profit increased $55 million, or 4.6%, primarily due to higher Net sales and gross profit margin. Gross profit margin increased 10 basis points which is attributed to increased rate in services and a higher contribution of netted down revenue.
Selling and administrative expenses increased $93 million, or 12.9%, primarily due to higher performance-based compensation, transformation and other related costs and amortization expense on acquisition-related intangible assets.
Operating income decreased $38 million, or 8.0%, to $443 million for the three months ended September 30, 2025, compared to $482 million for the three months ended September 30, 2024.
Interest expense, net includes interest expense and interest income. Interest expense, net remained relatively consistent with the prior year.
Income tax expense decreased $13 million, or 11.5%. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.3% and 26.0% for the three months ended September 30, 2025 and 2024, respectively. The decrease in the effective income tax rate was primarily attributable to the anticipated benefit from federal tax credits.
Nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
Net sales increased $1,100 million, or 7.0%, with higher Net sales across all operating segments. The increase was primarily due to customer demand for notebooks/mobile devices, software, desktops, netcomm products and services. Broadly, while economic and geopolitical uncertainty persists, certain end-markets continued to experience improved customer spending during the period.
Gross profit increased $172 million, or 5.0%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 40 basis points which is attributed to decreased rate and increased mix in certain hardware categories.

Selling and administrative expenses increased $190 million, or 8.6%, primarily due to higher performance-based compensation, transformation and other related costs and amortization expense on acquisition-related intangible assets.
Operating income decreased $18 million, or 1.4%, to $1,225 million for the nine months ended September 30, 2025, compared to $1,243 million for the nine months ended September 30, 2024.
Interest expense, net includes interest expense and interest income. Interest expense, net increased $11 million, or 6.9%, primarily due to lower interest income earned on cash balances and a higher fixed interest rate on unsecured senior notes, partially offset by a lower variable interest rate on the senior unsecured term loan.
Income tax expense increased $1 million, or 0.3%. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.6% and 24.9% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective income tax rate was primarily attributable to lower excess tax benefits on equity-based compensation, partially offset by the anticipated benefit from federal tax credits.
Segment Results of Operations
Net sales by segment for the comparative periods are as follows:

	Three Months Ended September 30,
	2025		2024
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$2,255.4	39.3%	$2,161.2	39.2%	$94.2	4.4%	4.4%

Small Business	433.8	7.6	379.7	6.9	54.1	14.2	14.2

Public:
Government	744.7	13.0	691.0	12.5	53.7	7.8	7.8
Education	911.2	15.9	995.7	18.0	(84.5)	(8.5)	(8.5)
Healthcare	693.9	12.1	649.0	11.8	44.9	6.9	6.9
Total Public	2,349.8	41.0	2,335.7	42.3	14.1	0.6	0.6

Other(2)	698.4	12.1	640.0	11.6	58.4	9.1	9.1

Total Net sales	$5,737.4	100.0%	$5,516.6	100.0%	$220.8	4.0%	4.0%

	Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)	Average Daily Sales Percent Change(1)
Corporate	$7,072.9	41.8%	$6,492.3	41.1%	$580.6	8.9%	9.5%

Small Business	1,269.7	7.5	1,143.5	7.2	126.2	11.0	11.6

Public:
Government	1,939.0	11.5	1,873.4	11.8	65.6	3.5	4.0
Education	2,470.3	14.6	2,609.9	16.5	(139.6)	(5.3)	(4.9)
Healthcare	2,110.3	12.5	1,820.4	11.5	289.9	15.9	16.5
Total Public	6,519.6	38.6	6,303.7	39.8	215.9	3.4	4.0

Other(2)	2,050.9	12.1	1,873.2	11.9	177.7	9.5	10.1

Total Net sales	$16,913.1	100.0%	$15,812.7	100.0%	$1,100.4	7.0%	7.5%
(1)There were 64 selling days for both the three months ended September 30, 2025 and 2024. There were 191 and 192 selling days for the nine months ended September 30, 2025 and 2024, respectively. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

Gross profit by segment for the comparative periods are as follows:

	Three Months Ended September 30,
	2025		2024
(dollars in millions)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Dollar Change	Percent Change
Segments:(1)
Corporate	$521.4	23.1%	$510.2	23.6%	$11.2	2.2%
Small Business	99.1	22.8	88.2	23.2	10.9	12.4
Public	490.1	20.9	476.8	20.4	13.3	2.8
Other(2)	144.9	20.7	125.5	19.6	19.4	15.5
Total Gross profit	$1,255.5	21.9%	$1,200.7	21.8%	$54.8	4.6%

	Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Dollar Change	Percent Change
Segments:(1)
Corporate	$1,628.8	23.0%	$1,540.8	23.7%	$88.0	5.7%
Small Business	282.3	22.2	265.7	23.2	16.6	6.2
Public	1,288.8	19.8	1,273.8	20.2	15.0	1.2
Other(2)	419.1	20.4	366.8	19.6	52.3	14.3
Total Gross profit	$3,619.0	21.4%	$3,447.1	21.8%	$171.9	5.0%
(1)Segment gross profit includes the segment’s direct gross profit, allocations for gross profit from logistics services and allocations for certain inventory adjustments, volume rebates and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

Operating income by segment for the comparative periods are as follows:

	Three Months Ended September 30,
	2025		2024
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Corporate	$195.3	8.7%	$209.0	9.7%	$(13.7)	(6.6)%
Small Business	53.7	12.4	45.6	12.0	8.1	17.8
Public	231.9	9.9	240.2	10.3	(8.3)	(3.5)
Other(2)	43.0	6.2	32.5	5.1	10.5	32.3
Headquarters(3)	(80.6)	nm*	(45.7)	nm*	(34.9)	(76.4)
Total Operating income	$443.3	7.7%	$481.6	8.7%	$(38.3)	(8.0)%

	Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Corporate	$659.1	9.3%	$584.0	9.0%	$75.1	12.9%
Small Business	144.9	11.4	137.7	12.0	7.2	5.2
Public	560.6	8.6	575.4	9.1	(14.8)	(2.6)
Other(2)	124.7	6.1	82.0	4.4	42.7	52.1
Headquarters(3)	(264.4)	nm*	(136.4)	nm*	(128.0)	(93.8)
Total Operating income	$1,224.9	7.2%	$1,242.7	7.9%	$(17.8)	(1.4)%
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
Three months ended September 30, 2025 compared with the three months ended September 30, 2024
Corporate segment Net sales increased $94 million, or 4.4%, primarily due to an increase in netcomm products, software and desktops.
Corporate segment Gross profit dollars increased $11 million, or 2.2%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 50 bps, to 23.1%, which is attributed to lower contribution of netted down revenue and mixing into certain lower margin hardware categories.
Corporate segment Operating income decreased $14 million, or 6.6%, primarily due to higher performance-based compensation and amortization expense on acquisition-related intangible assets, partially offset by higher Gross profit dollars.
Small Business segment Net sales increased $54 million, or 14.2%, primarily due to an increase in notebooks/mobile devices, software and desktops.
Small Business segment Gross profit increased $11 million, or 12.4%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 40 bps, to 22.8%, which is attributed to mixing into certain lower margin hardware categories, partially offset by higher contribution of netted down revenue.
Small Business segment Operating income increased $8 million, or 17.8%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation and an increased provision for expected credit losses.

Public segment Net sales increased $14 million, or 0.6%, primarily due to an increase in services in the government and healthcare sales channels and software in the education sales channel, partially offset by a decrease in hardware in the education sales channel.
Public segment Gross profit dollars increased $13 million, or 2.8%, primarily due to higher Net sales and gross profit margin. Gross profit margin increased 50 bps, to 20.9%, which is primarily attributed to a higher contribution of netted down revenue, mixing into services and mixing out of certain lower margin hardware categories.
Public segment Operating income decreased $8 million, or 3.5%, primarily due to higher payroll costs, including performance-based compensation, and higher transformation and other related costs, partially offset by higher Gross profit dollars.
Net sales in Other increased $58 million, or 9.1%, primarily due to an increase in hardware within the UK and Canada operations, partially offset by a decrease in software within the Canada and UK operations.
Other Gross profit dollars increased $19 million, or 15.5%, primarily due to higher Net sales and Gross profit margin. Gross profit margin increased 110 bps, to 20.7%, which is primarily attributed to increased rate in certain hardware categories.
Other Operating income increased $11 million, or 32.3%, primarily due to higher Gross profit dollars within the UK operations, partially offset by higher performance-based compensation and workplace optimization costs within the UK and Canada operations.
Nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
Corporate segment Net sales increased $581 million, or 8.9%, primarily due to an increase in notebooks/mobile devices, software, netcomm products, desktops and data storage and servers.
Corporate segment Gross profit dollars increased $88 million, or 5.7%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 70 bps, to 23.0%, which is attributed to decreased rate in certain hardware categories and mixing into lower margin hardware categories.
Corporate segment Operating income increased $75 million, or 12.9%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation and increased amortization expense on acquisition-related intangible assets.
Small Business segment Net sales increased $126 million, or 11.0%, primarily due to an increase in notebooks/mobile devices, software, and data storage and servers.
Small Business segment Gross profit increased $17 million, or 6.2%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 100 bps, to 22.2%, which is attributed to lower contribution of netted down revenue.
Small Business segment Operating income increased $7 million, or 5.2%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation and an increased provision for expected credit losses.
Public segment Net sales increased $216 million, or 3.4%, primarily due to an increase in desktops in the healthcare and government sales channels, software in the healthcare and education sales channels, services across all sales channels and notebooks/mobile devices in the healthcare sales channel, partially offset by hardware in the education sales channel.
Public segment Gross profit dollars increased $15 million, or 1.2%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 40 bps, to 19.8%, which is attributed to decreased rate in certain hardware categories, partially offset by mixing into services.
Public segment Operating income decreased $15 million, or 2.6%, primarily due to higher performance-based compensation and an increased provision for expected credit losses, partially offset by higher Gross profit dollars.
Net sales in Other increased $178 million, or 9.5%, primarily due to an increase in notebooks/mobile devices, desktops and services within UK and Canada operations.
Other Gross profit dollars increased $52 million, or 14.3%, primarily due to higher Net sales and Gross profit margin. Gross profit margin increased 80 bps, to 20.4%, which is attributed to higher contribution of netted down revenue and increased rate in certain hardware categories.
Other Operating income increased $43 million, or 52.1%, primarily due to higher Gross profit dollars and lower transformation and other related costs, partially offset by higher performance-based compensation within the UK operations.

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
We have included reconciliations of our non-GAAP financial measures to the most comparable US GAAP financial measures for the three and nine months ended September 30, 2025 and 2024 below.

Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended September 30,
(dollars in millions)	2025	Percentage of Net Sales	2024	Percentage of Net Sales
Operating income, as reported	$443.3	7.7%	$481.6	8.7%
Amortization of intangibles(1)	42.4		37.7
Equity-based compensation	27.1		2.7
Transformation initiatives(2)	13.0		8.3
Acquisition and integration expenses	1.1		0.5
Workplace optimization(3)	2.7		2.2
Other adjustments	1.0		1.0
Non-GAAP operating income	$530.6	9.2%	$534.0	9.7%

	Nine Months Ended September 30,
(dollars in millions)	2025	Percentage of Net Sales	2024	Percentage of Net Sales
Operating income, as reported	$1,224.9	7.2%	$1,242.7	7.9%
Amortization of intangibles(1)	127.6		113.2
Equity-based compensation	71.1		50.8
Transformation initiatives(2)	44.1		23.1
Acquisition and integration expenses	6.0		2.1
Workplace optimization(3)	15.5		9.5
Other adjustments	5.1		6.4
Non-GAAP operating income	$1,494.3	8.8%	$1,447.8	9.2%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended September 30,
	2025			2024
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$389.4	$(98.4)	$291.0	$427.6	$(111.2)	$316.4
Amortization of intangibles(2)	42.4	(11.0)	31.4	37.7	(9.8)	27.9
Equity-based compensation	27.1	(5.6)	21.5	2.7	(0.3)	2.4
Transformation initiatives(3)	13.0	(3.4)	9.6	8.3	(2.1)	6.2
Acquisition and integration expenses	1.1	(0.3)	0.8	0.5	(0.1)	0.4
Workplace optimization(4)	2.7	(0.7)	2.0	2.2	(0.6)	1.6
Other adjustments	1.0	(0.1)	0.9	0.1	(0.1)	—
Non-GAAP	$476.7	$(119.5)	$357.2	$479.1	$(124.2)	$354.9

Net income per diluted share, as reported			$2.21			$2.34
Non-GAAP net income per diluted share			$2.71			$2.63
Shares used in computing US GAAP and Non-GAAP net income per diluted share			131.8			134.9

	Nine Months Ended September 30,
	2025			2024
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
US GAAP, as reported	$1,058.3	$(271.2)	$787.1	$1,083.9	$(270.3)	$813.6
Amortization of intangibles(2)	127.6	(33.2)	94.4	113.2	(29.4)	83.8
Equity-based compensation	71.1	(17.6)	53.5	50.8	(23.4)	27.4
Transformation initiatives(3)	44.1	(11.5)	32.6	23.1	(6.0)	17.1
Acquisition and integration expenses	6.0	(1.6)	4.4	2.1	(0.5)	1.6
Workplace optimization(4)	15.5	(4.0)	11.5	9.5	(2.5)	7.0
Other adjustments	5.1	(1.2)	3.9	5.5	(1.5)	4.0
Non-GAAP	$1,327.7	$(340.3)	$987.4	$1,288.1	$(333.6)	$954.5

Net income per diluted share, as reported			$5.94			$6.00
Non-GAAP net income per diluted share			$7.45			$7.04
Shares used in computing US GAAP and Non-GAAP net income per diluted share			132.6			135.5
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Net sales on a constant currency basis

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	Percent Change(1)	2025	2024	Percent Change(1)	Average Daily Sales Percent Change(1)
Net sales, as reported	$5,737.4	$5,516.6	4.0%	$16,913.1	$15,812.7	7.0%	7.5%
Foreign currency translation(2)	—	13.3		—	18.0
Net sales, on a constant currency basis	$5,737.4	$5,529.9	3.8%	$16,913.1	$15,830.7	6.8%	7.4%
(1)There were 64 selling days for both the three months ended September 30, 2025 and 2024. There were 191 and 192 selling days for the nine months ended September 30, 2025 and 2024, respectively. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Free cash flow and Adjusted free cash flow

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$771.4	$932.0
Capital expenditures	(79.2)	(94.0)
Free cash flow	692.2	838.0
Net change in accounts payable - inventory financing	(24.2)	(73.9)
Adjusted free cash flow(1)	$668.0	$764.1
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of September 30, 2025, we had $1.3 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions and working capital management.
Long-Term Debt and Financing Arrangements
As of September 30, 2025, we had total unsecured indebtedness of $5.6 billion, and we were in compliance with the covenants under our credit agreements and indentures.
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
Share Repurchase Program
During the nine months ended September 30, 2025, we repurchased 2.9 million shares of our common stock for $500 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2025 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.625	February 4, 2025	February 25, 2025	March 11, 2025
$0.625	May 6, 2025	May 26, 2025	June 10, 2025
$0.625	August 5, 2025	August 25, 2025	September 10, 2025
On November 4, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.630 per share. The dividend will be paid on December 10, 2025 to all stockholders of record as of the close of business on November 25, 2025.
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
Cash Flows
Cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$771.4	$932.0
Net cash provided by (used in) investing activities	124.7	(305.5)
Net cash used in financing activities	(968.7)	(270.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.0	2.2
Net (decrease) increase in cash, cash equivalents and restricted cash	$(54.6)	$358.0

Operating Activities
Cash flows from operating activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change
Net income	$787.1	$813.6	$(26.5)
Adjustments for the impact of non-cash items(1)	315.3	250.0	65.3
Net income adjusted for the impact of non-cash items	1,102.4	1,063.6	38.8
Changes in assets and liabilities:
Accounts receivable	(633.0)	(320.9)	(312.1)
Merchandise inventory	106.8	(10.5)	117.3
Accounts payable-trade	273.8	287.5	(13.7)
Other	(78.6)	(87.7)	9.1
Net cash provided by operating activities	$771.4	$932.0	$(160.6)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses and equity-based compensation expense.
Net cash provided by operating activities decreased $161 million for the nine months ended September 30, 2025 compared to September 30, 2024. This decrease is primarily attributable to Accounts receivable, partially offset by Merchandise inventory. The decrease from Accounts receivable was primarily due to higher sales activity in 2025 and timing of collections. The increase from Merchandise inventory is primarily due to sale of inventory on hand.
In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding (DSO) in accounts receivable plus days of supply in inventory (DIO) minus days of purchases outstanding (DPO) in accounts payable, based on a rolling three-month average. Netted down revenue results in an increase to both DSO and DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales. Additionally, as customers continue to shift to multi-year software purchases, unbilled receivables and DSO are expected to increase. This customer shift in purchasing is also expected to increase accounts payable and DPO, as the timing of vendor payments aligns with customer collections. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2025	2024
Days of sales outstanding (DSO)(1)	92	79
Days of supply in inventory (DIO)(2)	12	14
Days of purchases outstanding (DPO)(3)	(93)	(76)
Cash conversion cycle	11	17
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
The cash conversion cycle decreased to 11 days at September 30, 2025, compared to 17 days at September 30, 2024. The improvement was primarily due to an increase in DPO, partially offset by an increase in DSO. Both metrics increased due to multi-year transactions and the timing of payments and collections, with DPO increasing more significantly due to timing of payments during the quarter. DIO declined by 2 days as a result of lower stocking positions.
Investing Activities
Net cash provided by investing activities increased $430 million for the nine months ended September 30, 2025 compared to September 30, 2024. This increase was primarily driven by 2024 cash outflow to purchase a certificate of deposit and 2025 cash inflow due to maturity of the certificate of deposit.

Financing Activities
Net cash used in financing activities increased $698 million for the nine months ended September 30, 2025 compared to September 30, 2024. This increase was primarily driven by long-term debt issuance in 2024 and repayment of long-term debt in 2025, partially offset by extinguishment of long-term debt in 2024.
Issuers and Guarantors of Debt Securities
Each series of our outstanding unsecured senior notes (the “Notes”) is issued by CDW LLC and CDW Finance Corporation (the “Issuers”) and is guaranteed by Parent and certain of CDW LLC’s direct and indirect, 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries” and, together with Parent, the “Guarantors”). All guarantees by Parent and the Guarantor Subsidiaries are joint and several, and full and unconditional; provided that guarantees by the Guarantor Subsidiaries are subject to certain customary release provisions contained in the indentures governing the Notes.
The Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; and
•rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future unsecured senior debt.
The following tables set forth Balance Sheet information as of September 30, 2025 and December 31, 2024, and Statement of Operations information for the nine months ended September 30, 2025 and for the year ended December 31, 2024. The financial information includes the accounts of the Issuers and the accounts of the Guarantors (the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis and the intercompany balances and transactions between the Obligor Group have been eliminated.
Balance Sheet Information

(dollars in millions)	September 30, 2025	December 31, 2024
Current assets	$6,628.3	$6,395.9

Goodwill	4,278.0	4,158.3
Other assets	2,644.9	2,502.1
Total Non-current assets	$6,922.9	$6,660.4

Current liabilities	$5,034.7	$4,990.6

Long-term debt	5,619.6	5,606.8
Other liabilities	1,372.3	1,166.1
Total Long-term liabilities	$6,991.9	$6,772.9
Statement of Operations Information

(dollars in millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Net sales	$14,864.0	$18,494.0
Gross profit	3,220.1	4,116.9
Operating income	1,127.7	1,560.5
Net income	716.9	1,014.1
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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Trends and Key Factors Affecting our Financial Performance” above, the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. These factors include, among others:
•inflationary pressures and the level of interest rates;
•relationships with our vendor partners and wholesale distributors and the terms of their agreements;
•continued innovations in technology by our vendor partners;
•the use or capabilities of artificial intelligence;
•substantial competition that could reduce our market share;
•the continuing development, maintenance and operation of our information technology systems;
•potential breaches of data security and failure to protect our information technology systems from cybersecurity threats;
•potential failures to provide high-quality services to our customers;
•potential losses of any key personnel, significant increases in labor costs or ineffective workforce management;
•potential service failures or disruptions related to outsourcing arrangements with certain business processes;
•potential adverse occurrences at one of our primary facilities or third-party data centers, including as a result of climate change;
•increases in the cost of commercial delivery services or disruptions of those services;
•exposure to accounts receivable and inventory risks;
•the costs and risks associated with, and the successful and timely execution and effects of, acquisitions or entry into joint ventures;
•fluctuations in our operating results;
•fluctuations in foreign currency;
•global and regional economic and political conditions, including the impact of pandemics and armed conflicts;
•decreases, delays or changes in spending on technology products and services, including impacts of adverse changes in government spending and funding policies, federal procurement policies and US government shutdowns;
•potential interruptions of the flow of products from suppliers including uncertainty over global trade policies and the financial impact of related tariffs;
•potential failures to comply with Public segment contracts or applicable laws and regulations;
•current and future legal proceedings, investigations and audits, including intellectual property infringement claims;

•changes in laws, including regulations or interpretations thereof, and including evolving laws and regulations and regulatory overhaul during any changes in federal administration, or the potential failure to meet stakeholder expectations on environmental sustainability and corporate responsibility matters;
•our level of indebtedness;
•restrictions imposed by agreements relating to our indebtedness on operations and liquidity;
•failure to maintain the ratings assigned to our debt securities by rating agencies;
•changes in, or the discontinuation of, our share repurchase program or dividend payments; and
•other risk factors or uncertainties identified from time to time in our filings with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, the Company implemented a new enterprise resource planning (“ERP”) system. As a result of this implementation, the Company made certain changes to its internal controls over financial reporting related to the associated processes. The Company will continue to monitor further changes, if any, during subsequent periods to evaluate the effectiveness of internal controls over financial reporting.
Except for the ERP implementation and associated processes, there have not been any other changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 through July 31, 2025	0.1	$179.91	0.1	$966.4
August 1 through August 31, 2025	0.3	165.75	0.3	924.5
September 1 through September 30, 2025	0.5	165.02	0.5	837.6
Total	0.9		0.9
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

CDW CORPORATION

Date:	November 4, 2025	By:	/s/ Albert J. Miralles
Albert J. Miralles
Chief Financial Officer and Executive Vice President, Enterprise Business Operations
(Duly authorized officer and principal financial officer)