Form 10-K
period 2025-12-31
CDW Corp
filed 2026-02-20
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $23,377 million, based on the per share closing sale price of $178.59 on that date.

As of February 17, 2026, there were 128,993,588 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be held on May 21, 2026, which will be filed with the Securities and Exchange Commission on or before April 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this Annual Report.

CDW CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2025

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results or events and estimates of amounts not yet determinable. These statements also relate to our future prospects, growth, developments, and business strategies. We claim the protection of The Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report.
These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “potential,” “predict,” “project,” “target,” and similar terms and phrases or future or conditional verbs such as “could,” “may,” “should,” “will,” and “would.” However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and other expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results or events to differ materially from those that we expected.
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. These factors include, among others:
•relationships with our vendor partners and wholesale distributors and the terms of their agreements;
•the ability of vendor partners, wholesale distributors, and third-party providers to fulfill their responsibilities and commitments and our reliance on certain key vendor partners and wholesale distributors;
•our dependence on the continued innovations in technology by our vendor partners;
•the use or capabilities of artificial intelligence and the challenges related to its adoption;
•substantial competition that could reduce our market share;
•the continuing development, maintenance, and operation of our information technology (“IT”) systems;
•potential breaches of data security and failure to protect our IT systems from cybersecurity threats;
•potential failures to provide high-quality services to our customers;
•potential losses of any key personnel, significant increases in labor costs, or ineffective workforce management;
•potential service failures or disruptions related to outsourcing arrangements with certain business processes;
•potential adverse occurrences at one of our primary facilities or third-party data centers, including as a result of climate change;
•increases in the cost of commercial delivery services or disruptions of those services;
•exposure to accounts receivable and inventory risks;
•the costs and risks associated with, and the successful and timely execution and effects of, strategic investments or acquisitions or entry into joint ventures, including our ability to align our investment efforts with our strategic goals;
•the volatility and rapidly changing state of the technology industry, and any resulting volatility in the market price of our stock;
•the costs and risks associated with, and the successful and timely execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, and plans;
•fluctuations in foreign currency and our operating results;
•global and regional economic and political conditions, including the impact of inflationary pressures and the level of interest rates;
•decreases, delays, or changes in spending on technology products and services, including impacts of adverse changes in government spending and funding policies, federal procurement policies, and US government shutdowns;
•potential disruptions in the supply of products from our suppliers, including capacity limitations and cost increases resulting from heightened demand related to artificial intelligence workloads;
•potential failures to comply with public sector contracts or applicable laws and regulations;
•current and future legal proceedings, investigations, and audits, including intellectual property infringement claims;
•potential failure to comply with complex and evolving laws and regulations applicable to our operations or to meet sometimes conflicting stakeholder expectations on environmental sustainability and corporate responsibility matters;
•our level of indebtedness and the obligations imposed by agreements and instruments relating to our indebtedness;
•fluctuations in the market price and trading volumes of our common stock and changes in, or the discontinuation of, our share repurchase program or dividend payments; and
•other risk factors or uncertainties identified from time to time in our filings with the SEC.
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

PART I
Item 1. Business
Our Company
CDW Corporation (together with its subsidiaries, the “Company,” “CDW”, “we”, “us”, or “our”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to business, government, education, and healthcare customers in the United States (“US”), the United Kingdom (“UK”), and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience, and security.
We are vendor, technology, and consumption model unbiased, offering a broad selection of products and multi-branded IT solutions. Our solutions are delivered in physical, virtual, and cloud-based environments through approximately 10,500 customer-facing coworkers, including sellers, highly-skilled specialists, and engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers, and cloud providers (collectively, our “vendor partners”) and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise, and extensive customer access.
We simplify the complexities of technology solutions across design, selection, procurement, integration, and management for our customers. Our goal is to have our customers, regardless of their size, view us as a trusted adviser and extension of their IT workforce. Our multi-brand offering approach across our vendor partners enables us to provide the solutions and services that best address each customer’s specific requirements to enable their desired business outcomes.
We have capabilities to provide integrated IT solutions in approximately 150 countries for customers with primary locations in the US, UK, and Canada, which are large and growing markets. These are highly fragmented markets served by thousands of IT resellers and solutions providers. We believe that demand for IT will outpace general economic growth in the markets we serve, fueled by new technologies, including hybrid and cloud computing and artificial intelligence (“AI”), as well as growing end-user demand for security, efficiency, and productivity.
Value Proposition
We are positioned in the middle of the IT ecosystem where we procure products from vendor partners and wholesale distributors and provide added value to our customers by helping them navigate through complex options and implement the best solution for their business. In this role, we believe we provide unique value to both our vendor partners and our customers.

Our value proposition to our customers		Our value proposition to our vendor partners
●	Broad selection of products and multi-branded IT solutions	●	Access to over 250,000 customers
●	Value-added services with integration capabilities	●	Large and established customer channels
●	Highly-skilled specialists and engineers	●	Strong distribution and implementation capabilities
●	Solutions across IT lifecycle	●	Customer relationships driving insight into technology roadmaps
●	Industry vertical expertise	●	Industry vertical expertise
Customers
We provide integrated IT solutions to over 250,000 business, government, education, and healthcare customers throughout the US, UK, and Canada.
We serve our customers through sales teams focused on customer end-markets that are supported by highly-skilled specialists and engineers. Our market segmentation allows us to customize our offerings and to provide enhanced expertise in designing and implementing IT solutions that meet our customers’ specific needs.
We have three reportable segments: “Corporate,” “Small Business,” and “Public.” Our Corporate segment primarily serves US private sector business customers with more than 250 employees. Our Small Business segment primarily serves US private sector business customers with up to 250 employees. Our Public segment is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: CDW UK and CDW Canada, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).

In our US business, which represents approximately 90% of our Net sales, we currently have five dedicated customer channels: corporate, small business, government, education, and healthcare, each of which generated $1.7 billion or greater in Net sales in 2025. Net sales to customers in the UK and Canada combined generated $2.7 billion in 2025. We believe this diversity of customer end-markets provides us with multiple avenues for growth and has been a key factor in our ability to weather economic and technology cycles and gain market share.
Effective January 1, 2026, we realigned our customer-facing organization to better meet the evolving needs of our customers and end markets. As a result, we will have the following three reportable segments: “Commercial,” “Government,” and “Education.” Our “Commercial” segment will be comprised of corporate, financial services, and healthcare customers in the US, each of which will represent a unique customer channel. Small business customers will be included across the customer channels within our “Commercial” segment. Our “Government” segment will be comprised of federal, state, and local agencies in the US. The “Education” segment will be comprised of primary, secondary, and higher education institutions in the US. CDW UK and CDW Canada will remain unchanged in this new reporting structure, in an all other category (“Other”). We will reflect this change in segment presentation, including the recasting of historical results, in our periodic and annual reports beginning with the period ending March 31, 2026.
Partners
We offer more than 100,000 products and services from more than 1,000 vendor partners, including well-established companies such as Adobe, APC, Apple, Amazon Web Services, Broadcom Inc., Cisco, Dell Technologies, Google, Hewlett Packard Enterprise, HP Inc., IBM, Intel, Lenovo, Microsoft, NetApp, Nutanix, Nvidia, Palo Alto Networks, Pure Storage, and Samsung, as well as from emerging technology companies. This broad portfolio of vendor partners and technologies enables us to offer customers significant options and meet customer demand for the products and solutions that best meet their needs. We believe our value proposition to vendor partners enables us to evolve our offering as new technologies emerge and new companies seek us as a channel partner.
In 2025, we generated over $2.0 billion of Net sales from each of our three largest vendor partners. We have received the highest level of certification from major vendor partners such as Broadcom Inc., Cisco, Dell Technologies, Hewlett Packard Enterprise, IBM, Lenovo, Microsoft, NetApp, Nutanix, Palo Alto Networks, and Samsung which reflects the extensive product and solution knowledge and capabilities that we bring to our customers. These certifications also provide us with access to favorable pricing, tools, and resources, including vendor incentive programs, which we use to provide additional value to our customers. Our vendor partners also regularly recognize us with top awards and select us to develop and grow new customer solutions.
Product Procurement
We may purchase all or only some of the products and services our vendor partners offer for resale to our customers or for inclusion in the solutions we offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts, and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also purchase software from major software publishers and cloud providers for resale to our customers or for inclusion in the solutions we offer. Our agreements allow us to resell cloud based solutions, software or other licensed products to the end-user customer.
In addition to purchasing products and certain services directly from our vendor partners, we purchase products and certain services from wholesale distributors for resale to our customers or for inclusion in the solutions we offer. These wholesale distributors provide logistics management and supply-chain services for us, as well as for our vendor partners.
Inventory Management
We operate two distribution centers in North America and one distribution center in the UK, which combined provide more than 1 million square feet in size. Leveraging our distribution and logistics capabilities, we handle and ship approximately 22 million units annually on an aggregate basis from our distribution centers.
We also have drop-shipment arrangements with many of our OEMs and wholesale distributors, which permit us to offer products to our customers without having to take physical delivery at our distribution centers. These arrangements represented approximately 51% of total North America Net sales in 2025.
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

Competition
The market for technology products, solutions, and services is highly competitive and subject to economic conditions and rapid technological changes. This competitive environment includes the ability to tailor solutions to customer needs, the quality and breadth of product and service offerings, knowledge and expertise of sales force, customer service, price, product availability, speed of delivery, and credit availability. We face competition from resellers, manufacturers who sell directly to customers, large service providers and system integrators, cloud providers, hyperscaler marketplaces, e-commerce companies, and office supply retailers, among others. We also face competition from smaller, local, or regional value-added resellers that typically focus on a single solution suite or portfolio of solutions from one or two vendor partners.
We believe we have sustainable, competitive advantages that differentiate us in the marketplace. We focus on providing high-quality service to gain new customers and retain existing customers. We have built a strong sales organization and deep services and solutions capabilities over time and expect to continue to invest to enhance these capabilities. We believe the combination of our competitive advantages of scale, performance-driven culture, and enhanced capabilities will help drive sustainable, profitable growth for us today and in the future. Our scale enables us to have a national and international footprint, as well as invest in resources to meet specific customer end-market needs. Our sellers are organized around unique customer end-markets that are both vertically and geographically focused. Our scale enables our ability to invest in specialists and engineers who work directly with our sellers to help customers implement complex IT solutions. We have cross-border relationships that enable us to serve the needs of our US, UK, and Canadian-based customers in approximately 150 countries. Our strong, execution-oriented culture is underpinned by our competitive compensation program.
We believe we are well positioned to compete within this marketplace due to our competitive advantages. We expect the competitive landscape to continue to evolve as new technologies and consumption models emerge, such as cloud-based and other “as a service” solutions, hyper-converged infrastructure, embedded software solutions, and solutions that incorporate AI. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For additional information on the risks associated with competition, see “Item 1A. Risk Factors.”
Our Offerings
Our offerings range from discrete hardware and software products and services to complex integrated solutions including one or more of these elements. We believe our customers increasingly view technology purchases as integrated solutions vital to their strategies, business outcomes, and missions rather than discrete product and services categories. Our hardware category includes notebooks/mobile devices (including tablets), network communications (“netcomm products”), collaboration hardware, data storage and servers, desktop computers, and other hardware. Our software category includes cloud solutions, software assurance, application suites, security, virtualization, collaboration, and productivity applications, operating systems, and network management. Our services include advisory and design, software development, implementation, managed services, and warranties.
IT is important to both business operations and to drive greater growth and productivity. To help our customers accomplish this, we have built a robust portfolio of integrated IT solutions across hybrid infrastructure, digital experience, security, digital velocity, and services that we provide in on-premise, hybrid, or cloud-based environments.
We provide customers with technology solutions and services on the public cloud, which reside off-premise on a public (shared) infrastructure, private cloud solutions, which reside on customer premises, and hybrid cloud solutions that deliver the benefits of both public and private options. Our migration, integration, and managed services help our customers simplify cloud adoption and management, across the entire IT lifecycle. Our engineers work with our customers to design cloud solutions meeting their organizational, technology, and financial objectives.
We offer a broad portfolio of integrated IT solutions that include the following on-premise, hybrid, and cloud capabilities:
•Hybrid Infrastructure: We assess our customers application infrastructure need, design flexible, resilient, and efficient solutions and manage the solution throughout its lifecycle. Our broad portfolio of hardware and software products, encompassing both on and off-premise solutions, enables us to provide well-integrated solutions, including converged and hyper-converged infrastructure, physical and virtualized servers, software defined automation and orchestration solutions, hybrid storage, energy-efficient power and cooling, and data center networking.
•Digital Experience: We build end-to-end solutions that deliver access to applications that improve our customers’ productivity regardless of device or location. We connect our customers’ physical devices, including laptops, desktops, IP Phones, mobile devices, and print systems. We utilize collaboration solutions to unite applications via the integration of products that facilitate the use of multiple enterprise communication methods including email, persistent chat, social media, voice, and video. We also host cloud-based collaboration solutions. We enable our customers with AI solutions that empower their end users and drive efficiency in business-critical functions. Our solutions provide the tools that allow our customers’ employees to share knowledge, ideas, and information among each other and with clients and partners effectively, securely, and quickly.
•Security: We assess our customers’ security needs and provide them with tools and services to help effectively manage risk, increase business continuity and operational efficiency, and improve their end user experience. We are a security solutions integrator that combines our expertise in advisory, design, solution architecture, and implementation services. Our customer solutions can take the form of hardware, software, or Software as a Service across a multitude of categories such as: endpoint security, email security, web security, intrusion prevention, identity and access management, next-generation firewall, security service edge, security information and event management, exposure and threat management, governance, risk and compliance, data security and governance, cloud infrastructure entitlement management, virtual private network services, network access control, and physical security. Security consulting engagements include security maturity assessments, policy and procedure gap analysis, security roadmaps, and health checks.
•Digital Velocity: We deliver advanced digital transformation solutions that enable organizations to modernize their IT infrastructure, applications, and operations. Leveraging expertise in cloud-native deployment, DevOps, AI, and automation, we help customers improve business outcomes through scalable and secure technology implementations. We enable specific customer business needs through customer software engineering engagements, providing custom application development, modernization, and integration services, as well as talent orchestration solutions that give our customers access to technical resources that supplement their workforce for project-based engagements and periods of peak demand.
For each of the solutions areas above, we provide services that help organizations plan, design, configure, orchestrate, and manage technology for their unique needs. Our offerings demonstrate our expertise in the most critical technology areas for our customers. Our highly-skilled specialists and engineers have expertise in integrated cloud, collaboration, data center, mobility, and security business technology, from the physical to the application layer. We leverage best-in-class partner technology platforms to seamlessly architect and manage disparate IT platforms into integrated business technology solutions.
Although we believe customers increasingly view technology purchases as solutions rather than discrete product and service categories, our Net sales by major category, based upon our internal category classifications, was as follows:

	Year Ended December 31,
	2025		2024		2023
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$5,638.0	25.1%	$5,089.9	24.2%	$4,690.5	21.9%
Netcomm Products	2,687.3	12.0	2,538.2	12.1	3,185.4	14.9
Collaboration	1,757.8	7.8	1,770.6	8.4	1,909.7	8.9
Data Storage and Servers	2,151.9	9.6	2,133.8	10.2	2,240.7	10.5
Desktops	1,332.8	5.9	1,111.2	5.3	1,069.1	5.0
Other Hardware	2,502.8	11.2	2,575.4	12.3	2,607.2	12.3
Total Hardware	16,070.6	71.6	15,219.1	72.5	15,702.6	73.5

Software(1)	4,203.0	18.7	3,804.4	18.1	3,799.3	17.8
Services(1)	2,035.7	9.1	1,867.3	8.9	1,761.3	8.2
Other(2)	114.8	0.6	107.9	0.5	112.8	0.5
Total Net sales	$22,424.1	100.0%	$20,998.7	100.0%	$21,376.0	100.0%
(1)Certain software and services revenue is recorded on a net basis for accounting purposes. As a result, the category percentage of Net sales is not representative of the category percentage of gross profits.
(2)Includes items such as delivery charges to customers.

Our Internal Capabilities
Human Capital Management
Our long-standing values and philosophies of success are based on fostering a welcoming, respectful, accountable, and fair culture where coworkers have the opportunity to thrive. This culture, along with strong training and development, competitive compensation, and opportunities for meaningful careers, drives business results and competitive advantage.
We have approximately 14,800 coworkers across the globe, with 11,200 coworkers in the US and 3,600 coworkers in international locations. More than 50% of our US Net sales are generated by account managers who have more than seven years of tenure with CDW. Our coworker relations are strong, and none of our coworkers are represented by a labor union or covered by a collective bargaining agreement.
One CDW
One CDW reflects the work we do to find, attract, and retain top talent, encourage a welcoming and respectful culture, create meaningful partnerships across teams, and ensure coworkers have the tools and opportunities to grow and help the business succeed.
Coworker Engagement
We strive to create a culture of collaboration, respect, and individual growth and reward. Our coworker engagement strategy utilizes regular pulse surveys to gain a real-time insights of the coworker experience at CDW and enable faster action. As a result of our coworkers’ consistent engagement, we have garnered meaningful feedback and recommendations, which have led to measurable and impactful results.
Training & Development
We focus on skills enhancement, leadership development, innovation excellence, and professional growth throughout our coworkers’ careers. Our programs include, but are not limited to leadership development trainings, unique developmental opportunities for our high-potential emerging leaders, a robust training program for new sales coworkers, technical skill development training, AI proficiency and training resources, and coworker access to over 20,000 on-demand educational modules with new content updated frequently.
Total Rewards
Our total rewards philosophy provides market competitive compensation and benefits designed to attract, retain, and motivate our coworkers. We pay for performance through our compensation programs which are aligned to both individual and company performance. Our sellers’ compensation is aligned to their individual performance and provides substantially uncapped commission opportunity. We provide a comprehensive benefits package to our coworkers based on eligibility and location including healthcare, retirement plans with profit sharing and match, tuition assistance, parental leave policies, adoption assistance, paid time off, paid volunteer hours, and philanthropic match programs.
Health and Safety
We are committed to prioritizing the health and well-being of our coworkers. We dedicate time and resources to identify safety hazards of all types, mitigate safety risk, and routinely train our coworkers using industry best-practices as our standard, as well as provide increased access to mental health resources.
Oversight and Management
Our Coworker Success organization is responsible for the strategy and management of coworker-related matters, working in concert with all our leaders. The Board of Directors of CDW (the “Board” or “Board of Directors”) understands the importance of our respectful, performance-driven culture to our ongoing success and is actively engaged with our Chair, President, and Chief Executive Officer and our Chief Human Resources Officer across a broad range of human capital management topics.
Marketing
We market the CDW brand to US, UK, and Canadian audiences through various channels, including mass media, digital, print, social media, and other emerging channels. We target current and prospective customers through integrated marketing programs including email, display ads, paid search, social media, events, and sponsorships. These programs are supported by integrated communication efforts targeting technology decision-makers, influencers, and the general public using a combination of expert technology articles, videos, case studies, media interviews, and speaking events.

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
Information Technology Systems
We maintain customized IT and unified communication systems that enhance our ability to provide prompt, efficient, and expert service to our customers. In addition, these systems enable centralized management of key functions, including purchasing, inventory management, billing and collection of accounts receivable, sales, distribution, and financial accounting and reporting. Our systems provide us with thorough and detailed information regarding key aspects of our business. These capabilities help us to continuously enhance productivity, ship customer orders quickly and efficiently, respond appropriately to industry changes, and provide high-quality customer service. We believe our websites and software tools, which provide electronic order processing and advanced features, such as order tracking, reporting, and asset management, make it easy for customers to transact business with us and ultimately strengthen our customer relationships. In 2025, we implemented a new enterprise resource planning (“ERP”) system, along with the execution of other system transformation initiatives, that is resulting in more streamlined and efficient processes. We expect to continue advancing these initiatives through incremental releases in 2026.
Available Information
We maintain a website at www.cdw.com. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated into and are not a part of this report.
Information about our Executive Officers
The following table lists the name, age as of February 20, 2026, and positions of each executive officer of the Company.

Name	Age	Position
Christine A. Leahy	61	Chair of our Board of Directors since January 2023; President and Chief Executive Officer and member of our Board of Directors since January 2019; Chief Revenue Officer from July 2017 to December 2018.
Elizabeth H. Connelly	60	Chief Commercial Officer and Executive Vice President since March 2025; Chief Commercial Officer from October 2024 to March 2025; Senior Vice President, Vertical Markets, from January 2024 to October 2024; Senior Vice President, Healthcare from September 2022 to December 2023; Chief Human Resources Officer and Senior Vice President, Coworker Services from December 2018 to September 2022.
Frederick J. Kulevich	60	Chief Legal Officer, Executive Vice President, Risk and Compliance, and Corporate Secretary since March 2025; Senior Vice President, General Counsel and Corporate Secretary from October 2017 to March 2025; Interim Chief People Officer from November 2023 to September 2024.
Mukesh Kumar	50	Chief Services and Solutions Officer and Executive Vice President since August 2025; President, Slalom Consulting (a technology consulting company) from October 2005 to July 2025.
Albert J. Miralles	56	Chief Financial Officer and Executive Vice President, Enterprise Business Operations since March 2025; Chief Financial Officer and Senior Vice President, Enterprise Business Operations from January 2025 to March 2025; Senior Vice President and Chief Financial Officer from September 2021 to January 2025; Executive Vice President and Chief Financial Officer, CNA Financial Corporation (a commercial property and casualty insurance company) from February 2020 to September 2021; President, CNA Warranty from October 2019 to September 2021.
Katherine E. Sanderson	50	Chief Human Resources Officer and Executive Vice President, Coworker Success since March 2025; Senior Vice President, Coworker Success and Chief Human Resources Officer from September 2024 to March 2025; Executive Vice President and Chief Human Resources Officer, R1 RCM (a healthcare technology and services company) from November 2018 to September 2024.

Item 1A. Risk Factors
There are many factors that could adversely affect our business, results of operations, and cash flows, some of which are beyond our control. The following is a description of some important factors that may cause our business prospects, results of operations, and cash flows in future periods to differ materially from those currently expected or desired. Factors not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, and cash flows.
Business and Operational Risks
Our business depends on our vendor partner and wholesale distributor relationships and the terms of the agreements governing those relationships.
Our solutions portfolio includes products and services from OEMs, software publishers, and cloud providers. We are authorized by these vendor partners to sell all or some of their products and services via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, services performance commitments, price protection policies, purchase discounts, and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives, and cooperative advertising reimbursements. However, our contracts with our vendor partners are primarily short-term and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or our failure to timely react to changes in vendor partner programs or funding could have an adverse effect on our business, results of operations, or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to us by our vendor partners could increase our need for, and the cost of, working capital and could have an adverse effect on our business, results of operations, or cash flows.
From time to time, vendor partners may terminate or limit our right to sell some or all of their products or change the terms and conditions or reduce or discontinue the incentives that they offer us. For example, there is no assurance that, as our vendor partners continue to sell directly to end users and through resellers, they will not limit or curtail the availability of their products to solutions providers like us. Any such termination or limitation or the implementation of such changes could have a negative impact on our business, results of operations, or cash flows.
We purchase the products included in our portfolio both directly from our vendor partners and from wholesale distributors. A significant portion of our sales are derived from products manufactured by Apple, Cisco, Dell Technologies, HP Inc., Lenovo, and Microsoft. In addition, purchases from two wholesale distributors, Ingram Micro and TD SYNNEX, represent over 25% of our total purchases. The loss of, or change in business relationship with, any of these or any other wholesale distributors or key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and impact the cost of products we sell and negatively impact our competitive position.
Further, the sale, spin-off, or combination of any of our key vendor partners or wholesale distributors or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, or our inability to develop relationships with new and emerging vendors and vendors that we have not historically represented in the marketplace, could have an adverse impact on our business, results of operations, or cash flows.
Our sales are dependent on continued innovations in technology by our vendor partners and the competitiveness of their offerings, and our ability to partner with new and emerging technology providers.
The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software, and services, such as cloud-based and other “as a service” solutions, hyper-converged infrastructure, embedded software solutions, and solutions that incorporate AI. We have been and will continue to be dependent on innovations in technology, as well as the adoption of those innovations by customers. Also, customers may delay spending while they evaluate new technologies. A decrease in the rate of innovation, a lack of adoption of innovations by our customers, or delays in technology spending by our customers, could have an adverse effect on our business, results of operations, or cash flows.
In addition, if we are unable to anticipate and expand our capabilities to keep pace with changes in technology and new hardware, software, and services, for example by providing the appropriate training to our account managers, specialists, and engineers to enable them to effectively sell and deliver such new solutions to customers, our business, results of operations, or cash flows could be adversely affected.
We also are dependent upon our vendor partners for the development and marketing of hardware, software, and services to compete effectively with hardware, software, and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. In rapidly evolving categories such as cloud-based solutions, AI, and software “as a service” solutions, our dependence on our vendor partners for innovation can add additional complexity as vendor channel strategies and authorization models may change more frequently. To the extent that a vendor’s offering that is in high demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, our business, results of operations, or cash flows could be adversely impacted.
Issues relating to the use or capabilities of AI, including social, ethical, and safety issues, in hardware, software, and services offerings may result in reputational harm, liability, or increased costs.
Social, ethical, and safety issues relating to the use of new and evolving technologies such as AI-based technologies, including generative AI in our hardware, software, and service offerings, as well as in our internal platforms, may result in reputational harm and liability. We are increasingly utilizing AI in our business, including interactions with our coworkers, customers, and vendor partners and in the hardware, software, and services we offer, and we also plan to further invest resources to embed AI capabilities throughout our operations and enterprise to drive scale and efficiency. As with many innovations, AI presents risks and challenges that could affect its adoption and usage, and therefore our business. If we are unable to effectively and timely capitalize on the growth opportunities made available by the adoption of AI to drive our scale and efficiency, our business, results of operations, or cash flows could be adversely impacted. Further, the responsible development and deployment of AI requires ongoing investment in research, development and governance, which could adversely affect our results of operation or cash flows. AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies.
As we invest in, use, enable, or offer solutions that draw controversy due to their perceived or actual impact on society and the environment, we may experience brand or reputational harm, competitive harm, and legal liability. The rapid development and deployment of tools that leverage AI is also causing governments to consider and implement regulation of AI. Such increased focus and potential government regulation of AI may also increase the burden and cost of compliance in this area, subjecting us to brand or reputational harm, competitive harm, and legal liability. Failure to address AI issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
Additionally, the development, adoption, and use of AI by us or our vendor partners could result in unintended consequences, including exposing us to additional risks related to cybersecurity, privacy, and data security, such as the risk of increased vulnerability to cybersecurity threats and exposure or theft of proprietary or sensitive information (which could result in such information being made available to our competitors and other members of the public), impacts to the stability of our operations, the generation of factually incorrect or biased outputs, reliance on outdated or unverified data, potential intellectual property infringements, the inability to protect generated content while facing unfavorable licensing terms, and the inability to attract and retain key personnel.
Substantial competition could reduce our market share and significantly harm our financial performance.
We operate in a highly competitive industry and compete with resellers, manufacturers who sell directly to customers, large service providers and system integrators, communications service providers, cloud providers, e-commerce companies, and office supply retailers, among others. There may be new market entrants with non-traditional business, service, and delivery models, resulting in increased competition and changing industry dynamics. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price of potential targets and reducing the number of suitable acquisitions. These factors, in addition to competitive pressures resulting from the fragmented nature of our industry, could affect our sales, profit margins, and earnings.
We expect the competitive landscape to continue to evolve as new technologies and consumption models emerge, such as cloud-based and other “as a service” solutions, hyper-converged infrastructure, embedded software solutions, and solutions that incorporate AI. Our continued competitiveness depends upon our ability to anticipate and evolve at pace and scale with new technologies, services, and solutions through strategic and timely investments in innovation, expansion of offerings, and the capabilities necessary to implement them.
While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us, cloud-based solutions and technology solutions as a service could increase the amount of sales directly to customers rather than through solutions providers like us, or could reduce the amount of hardware we sell. For example, growing hyperscaler marketplaces such as AWS Marketplace, Google Cloud Marketplace, and Microsoft Marketplace and evolving partner authorization and incentive models could change the role of traditional resellers, which may limit access to offerings, pressure margins, and restrict participation in certain channels. In addition, some of our hardware and software vendor partners sell, and could intensify their efforts to sell their products directly to our customers. Moreover, traditional OEMs have increased their services capabilities through mergers and acquisitions, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. If we are unable to effectively respond to the evolving competitive landscape, or respond in a manner that is less effective than that of our competitors, our business, results of operations, or cash flows could be adversely impacted.
We focus on providing high-quality service to gain new customers and retain existing customers. To the extent we face increased competition to gain and retain customers, we may be required to reduce prices, increase advertising expenditures, or take other actions which could adversely affect our business, results of operations, or cash flows. Additionally, some of our competitors may reduce their prices in an attempt to stimulate sales, which may require us to reduce prices. This would require us to sell a greater number of products to achieve the same level of Net sales and Gross profit. If such a reduction in prices occurs and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.
The success of our business depends on the continuing development, maintenance, and operation of our information technology systems.
Our success is dependent on the accuracy, proper utilization, and continuing operation, maintenance, and development of our information technology systems, including our business systems, such as our sales, customer management, financial and accounting, marketing, purchasing, warehouse management, and e-commerce and mobile systems, as well as our operational platforms, including voice and data networks and power systems, which may include third-party hosted systems or systems that may utilize cloud technologies outside of our control. As we increasingly rely on cloud-based enterprise applications to support critical business functions, our operational performance depends in part on the availability, reliability, and proper integration of these externally hosted systems. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, including our transformation initiatives, could adversely affect, among other things, our ability to:
•conduct business with our customers, including delivering services and solutions to them;
•provide the means to effectively manage global operations across time zones;
•keep pace with changes and innovation and compete effectively;
•effectuate comprehensive and reliable data collection, maintenance, and governance;
•manage our inventory, accounts receivable, and accounts payable;
•support planned growth in services and solutions and continued evolution of the business;
•purchase, sell, ship, and invoice our hardware and software products and provide and invoice our services efficiently and on a timely basis;
•maintain an effective internal control environment around our financial close process and regulatory reporting requirements;
•execute the financial close processes and deliver our required financial reporting with the SEC; and
•maintain our cost-efficient operating model while scaling our business.
Our information technology systems are inherently exposed to varied technological threats beyond our control. While we have taken steps to protect our information technology systems from a variety of threats, both internal and external, and from human error, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary systems, there can be no assurance that these redundant systems will operate properly if and when required. Moreover, software vulnerabilities within the third-party information technology software and systems we use are discovered and reported on nearly a daily basis. Any disruption to or infiltration of our information technology systems could significantly impact our ongoing business operations, harm our reputation, and adversely affect our results of operations and our ability to comply with customer, partner, legal, or regulatory obligations.
We maintain and periodically upgrade many of our information technology systems, some of which are complex, costly, and time consuming. If our information technology systems are not properly maintained or enhanced, the attention of our coworkers could be diverted and our ability to provide the level of service our customers demand could be constrained for some time. Further, new information technology systems and updates to existing information technology systems may not properly integrate with other information technology systems. Also, once implemented, the new information technology systems, updates to existing information technology systems, and related technology may not provide the intended efficiencies or anticipated benefits, or could be defective, contain a security vulnerability, or be improperly installed or managed, and could add costs, complications, and disruptions to our ongoing operations. Implementation of new systems or significant changes to existing systems may also require updates to related business processes and internal controls, which could increase the risk of errors or delays until such controls are fully established.
From time to time, we may acquire new companies, businesses, or sites with cybersecurity and data protection systems which may not conform with our standards. It may require significant time and expense to upgrade and integrate such systems and controls, and if we are unable to do so in a timely manner, or at all, failures or breaches of such systems could harm our reputation, business, and results of operations due to failure to comply with customer, partner, legal, or regulatory obligations.
Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.
Our business involves the handling, storage, and transmission of proprietary information and sensitive or confidential data, including personal information of coworkers, customers, partners, and others, which we must do in compliance with applicable law. In connection with our services business, some of our coworkers have access to our customers’ confidential data and other information. Additionally, third parties, such as data center colocation and hosted solution partners, provide services to us and also provide services as a component of our services delivery to customers and to customer systems. These third parties may also utilize or embed AI capabilities in providing their services to us and our customers. These third parties or others that are a part of our supply chain, and their use of AI capabilities, could also be a source of security risk in the event of a failure to protect their own products, security systems and infrastructure and we may not be able to control the manner in which these third parties respond to any security breach. We have privacy and data security policies, practices, and controls in place that are designed to prevent security breaches; however, as newer technologies evolve, as more business is conducted over the internet and remotely, as we acquire more business operations from organizations with differing cybersecurity and data protection controls, and as the portfolio of the service providers we exchange confidential information, software, and hardware with expands, we have been subject to breaches in security and are increasingly likely to be exposed to risks from breaches in security, including those arising from human error, negligence, or mismanagement or from illegal or fraudulent acts, such as cyberattacks. Further, as AI continues to evolve, malicious actors could use AI to enhance the sophistication and coordination of their attacks, which could pose significant challenges to our security defenses. Additionally, as technology vendors consolidate and aggregate applications into unified platforms, the risk and magnitude of business disruption from security breaches increases due to vendor and system concentration.
We, and third parties upon which we rely, regularly experience malicious attacks and other attempts to gain unauthorized access to our systems, and attacks against us by state-sponsored organizations and nation-states may increase during periods of intense diplomatic or armed conflicts. Further, security breaches may go undetected and persist in our environments for extended periods. Although we have not experienced a material security breach to date, the evolving and escalating nature of cybersecurity threats, in light of new and sophisticated methods used by criminals and cyberterrorists, state-sponsored organizations, and nation-states, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering, and forgery, make it increasingly challenging to anticipate, detect, and defend against these threats. We and our third-party partners have implemented various security controls to meet compliance and privacy requirements while defending against these evolving security threats. However, breaches in security could expose us, our supply chain, our customers, or other individuals to significant disruptions and a risk of public disclosure, loss, or misuse of confidential data.
Security breaches could result in legal claims or proceedings, liability, or regulatory penalties under laws protecting the privacy of personal information (including those under the European Union’s General Data Protection Regulation and the California Privacy Rights Act), significant remediation costs as well as the loss of partners and existing or potential customers and, ultimately, damage to our brand and reputation and adversely impact our business. While we maintain insurance coverages that are intended to address certain aspects of data security, such insurance may be insufficient to cover all losses or all types of claims that may arise and may not continue to be available to us on economically reasonable terms or at all. Moreover, media or other reports of perceived vulnerabilities in our network security or perceived lack of security within our environment, even if inaccurate, could materially adversely impact our reputation and business. The cost and operational consequences of implementing further data protection measures could be material. Such breaches, costs, and consequences could adversely affect our business, results of operations, or cash flows.
If we or our third-party service providers fail to provide high-quality services to our customers, our reputation, brand, business, results of operations, or cash flows could be adversely affected.
Our services include professional services, managed services, warranties, configuration services, partner services, and telecom services. Additionally, we deliver and manage mission critical software, systems, and network solutions for our customers. We also offer certain services, such as implementation and installation services and repair services, to our customers through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high-quality services to our customers or such services result in an unplanned disruption of our customers’ businesses, this could, among other things, result in legal claims and proceedings and liability for us. Moreover, as we expand our services and solutions business and provide increasingly complex services and solutions, including solutions that incorporate AI, we may be exposed to additional operational, regulatory, and other risks. We also could incur liability for failure to comply with the rules and regulations applicable to the new services and solutions we provide to our customers. If any of the foregoing were to occur, our reputation with our customers, our brand, and our business, results of operations, or cash flows could be adversely affected.
If we lose any of our key personnel, are unable to attract and retain the talent required for our business, our labor costs significantly increase, or our approach to workforce management is ineffective, our business could be disrupted, and our financial performance could suffer.
Our success is heavily dependent upon our ability to attract, develop, engage, and retain key personnel to manage, lead, innovate, and grow our business, including our key executive, management, sales, services, specialists, and engineers. Additionally, we rely on offshore operations to execute and deliver on certain functions within the organization.
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
In order to attract, retain, and motivate key personnel in a competitive marketplace, it is important to provide a competitive compensation package. If our compensation package is not viewed as being competitive, our ability to attract, retain, and motivate key personnel could be adversely affected. Additionally, as minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase the wages paid to our hourly or salaried coworkers as wage rates and salaries become pressured. A sustained labor shortage or increased turnover rates within our coworker base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain coworkers, and could adversely affect our business, results of operations, or cash flows. Additionally, if we fail to effectively manage our workforce, we may need to terminate or reposition coworkers within our Company to eliminate an abundance of or to reconfigure resources, which could damage our coworker relations and our ability to attract and retain key personnel.
If we are unable to attract, develop, engage, and retain key personnel, or if our approach to workforce management, including management of our offshore operations, is ineffective, our relationships with our vendor partners and customers and our ability to expand our offerings of value-added services and solutions could be adversely affected. Moreover, if we are unable to continue to train our sales, services, and technical personnel effectively to meet the rapidly changing technology needs of our customers, the overall quality and efficiency of such personnel could decrease. Such consequences could adversely affect our business, results of operations, or cash flows.

We have outsourced certain business processes to third-party outsource partners and any service failures or disruptions related to these outsourcing arrangements could adversely affect our business.
We rely on our outsource partners, including offshore partners, to execute and deliver on certain business processes within the organization. While we make significant effort to conduct appropriate diligence before entering into arrangements with an outsourcing partner, failure by these outsource partners to meet their contractual, regulatory, and other obligations to us, including cybersecurity protections, or our failure to adequately monitor their performance, could negatively impact our operations, expected cost savings or efficiencies, and could result in work stoppages, strikes, or performance issues with such outsource partners. As a result of these outsourcing arrangements, we may experience interruptions or delays in our processes, loss or theft of proprietary or sensitive data, or other cybersecurity issues, compliance issues, challenges in maintaining and reporting financial and operational information, and increased costs to remediate any unanticipated issues that arise, any of which could materially and adversely affect our business, financial condition, and results of operations.
A natural disaster or other adverse occurrence at one of our primary facilities or a third-party provider location could damage our business.
If the warehouse and distribution equipment or operations at one of our distribution centers or such facilities or operations of our outsource partners were to be seriously damaged, such as in a fire, or disrupted by a natural disaster, which may increase in number or severity as a result of climate change, or other adverse occurrence, including disruption related to political or social unrest, we could experience significant interruptions in our services and may incur material incremental operating costs. While we could utilize another distribution center or third-party distributors to ship products to our customers, this also may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and could cause us to incur incremental operating costs. In addition, we operate numerous facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation, managed services sites, and hosted solution partners, and third parties provide services as a component of our services delivery to customers. A natural disaster or other adverse occurrence at any of our major data storage locations, managed services sites, or third-party provider locations could negatively impact our business, results of operations, or cash flows.
Increases in the cost of commercial delivery services or disruptions of those services could materially adversely impact our business.
We generally ship hardware products to our customers by third party commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services and transportation costs (including those that may result from an increase in fuel or personnel costs or a need to use higher cost delivery channels during periods of increased demand), our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters, or other service interruptions by such shippers or periods of increased demand on delivery services could materially adversely affect our ability to deliver or receive products on a timely basis.
We are exposed to accounts receivable and inventory risks.
We extend credit to our customers for a significant portion of our sales. We are subject to the risk that our customers may not pay for the products they have purchased or may pay at a slower rate than we have historically experienced. These risks are heightened during periods of global or industry-specific economic downturn or uncertainty, during periods of rising interest rates or, in the case of public sector customers, during periods of budget constraints, budget cuts, or a government shutdown. Further, evolving product delivery models, such as multi-year subscriptions, may result in prolonged risk as customer terms extend in duration. Significant failures of customers to timely pay all amounts due to us could adversely affect our business, results of operations, or cash flows.
We are also exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. In addition to drop-ship arrangements with many of our OEMs and wholesale distributors, we seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments that created more rapid obsolescence or if our vendor partners were to change their terms and conditions, our inventory risks could increase. We also from time to time take advantage of discounted pricing associated with certain opportunistic bulk inventory purchases offered by our vendor partners or we may decide to carry high inventory levels of certain products that have limited or no return privileges due to customer demand or request or to manage supply chain interruptions. If we purchase inventory in anticipation of customer demand that does not materialize, or if customers reduce, delay, or decommit from orders, and if we were unable to return the inventory to a vendor partner, we would be exposed to an increased risk of inventory obsolescence which could adversely affect our business, results of operations, or cash flows.
We could be exposed to additional costs and risks if we continue to make strategic investments or acquisitions or enter into joint ventures or alliances.
We may continue to pursue transactions, including strategic investments, acquisitions, joint ventures, or alliances, in an effort to extend or complement our existing business. These types of transactions involve numerous business risks, including finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business priorities, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, an acquisition target’s differing or inadequate cybersecurity and data protection controls, the potential loss of key coworkers or business relationships, and successfully integrating acquired businesses. There can be no assurance that the intended benefits of our investments, acquisitions, joint ventures, and alliances will be realized, or that those benefits will offset these numerous risks or other unforeseen factors, any of which could adversely affect our business, results of operations, or cash flows.
In addition, our financial results could be adversely affected by financial adjustments required by generally accepted accounting principles in the United States of America in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

Our future operating results may fluctuate significantly due to the volatility and rapidly changing state of the technology industry, which may result in volatility in the market price of our stock and could impact our ability to operate our business effectively.
We may experience significant variations in our future quarterly results of operations. These fluctuations may cause the market price of our common stock to be volatile and may result from many factors, including the state of the technology industry in general, shifts in demand and pricing for hardware, software, and services, and the introduction of new products or upgrades. Further, if our customers’ businesses are adversely affected by global or regional economic conditions such as cost inflation or rising interest rates, they may delay or reduce purchases from us, which could adversely affect our results of operations.
Our operating results are also highly dependent on Gross profit. Our Gross profit fluctuates due to numerous factors, some of which may be outside of our control, including general macroeconomic conditions including inflation; pricing pressures; changes in product costs from our vendor partners; the availability of price protection, purchase discounts, and incentive programs from our vendor partners; changes in product, order size, and customer mix; the risk of some items in our inventory becoming obsolete; increases in product and delivery costs that we cannot pass on to customers; and general market and competitive conditions.
In addition, our cost structure is based, in part, on anticipated sales and gross margins. Therefore, we may not be able to adjust our cost structure quickly enough to compensate for any unexpected sales or gross margin shortfall, and any such inability could have an adverse effect on our business, results of operations, or cash flows.
We are engaged in a number of strategic and transformational initiatives intended to enable customer‑facing coworkers, accelerate profitable growth, and deliver a full portfolio of capabilities. However, the execution of these initiatives is subject to significant risks and uncertainties, and there can be no assurance regarding the timing or realization of anticipated benefits.
Fluctuations in foreign currency have an effect on our reported results of operations.
Our exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our Consolidated Financial Statements. While our Consolidated Financial Statements are reported in US dollars, the financial statements of our subsidiaries outside the US are prepared using the local currency as the functional currency and translated into US dollars. As a result, fluctuations in the exchange rate of the US dollar relative to the local currencies of our international subsidiaries, particularly the British pound and the Canadian dollar, could cause material fluctuations in our reported results of operations. We also have foreign currency exposure to the extent sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations, or cash flows.
Macroeconomic and Industry Risks
Global and regional economic and political conditions may have an adverse impact on our business.
Political events, trade, and other international disputes, geopolitical tensions, war, terrorism, natural disasters, public health issues, including pandemics, industrial accidents, significant labor disputes and other business interruptions can harm or disrupt international commerce and the global economy, and could have a material adverse effect on the Company and its customers, suppliers, outsource partners, logistics providers, distributors, cellular network carriers, and other channel partners.
Weak or unstable economic conditions, inflation, and actions taken by central banks to counter inflation, sustained uncertainty about global political conditions, periods of intense diplomatic or armed conflict, government spending cuts or prolonged governmental shutdowns, and the impact of new government policies (including the introduction of new or increased taxes, the imposition of minimum taxes, or new or increased limitations on deductions, credits, or other tax benefits, or any other changes to tax laws), or a tightening of credit markets, including as a result of rising interest rates or bank failures, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations, or cash flows.
Decreases or delays in spending on technology products and services by our customers due to, among other things, customer spending decisions and government spending and funding policies may have an adverse impact on our business.
Our sales are impacted by customer decisions on budget priorities and technology spending, including decisions to defer any such spending. Our customer’s spending decisions and budget priorities have and can be impacted by government spending and funding policies, especially but not exclusively for our public sector, healthcare and education customers, and our other customers that do business with our public sector customers or otherwise rely directly or indirectly on government funding. Federal government spending policies and budget priorities often shift during a change in federal administration, which has and can create increased levels of uncertainty with respect to these policies and priorities. An adverse change or anticipated change in government spending or funding policies (such as budget cuts or limitations or funding delays), shifts in budget priorities, changes in purchasing protocols, reductions in revenue levels, or significant or prolonged government shutdowns could cause our customers to reduce or delay their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations, or cash flows. Additionally, such adverse change in government spending policies, shifts in budget priorities, or reductions in revenue levels could impact cash collections from contracts which could adversely affect our business, results of operations, or cash flows. Our vendor partners may also be negatively impacted by changes in government spending policies and budget priorities, which could impact their ability to fulfill their contractual obligations to us.
The interruption of the flow of products from suppliers could disrupt our supply chain.
Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, natural disasters (which may increase in number or severity as a result of climate change), political or social unrest, armed conflict, pandemics or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities, could disrupt our supply chain and cause volatility in our level of inventory and delays in completion of orders and installations for our customers. We have experienced and could in the future experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons. For example, more recent tightening in the availability of high-performance memory and storage as demand has increased significantly and OEMs are prioritizing datacenters and AI workloads, pushing commercial devices and many server configurations into longer lead times and higher pricing. As demand for AI increases, supply capacity for high-performance memory and storage may continue to be limited until supply capacity increases. This memory shortage could ultimately result in shortages of finished goods such as client devices and servers where memory is a key component of the bill of materials for their production. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations, or cash flows.
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
Our supply chain is also exposed to risks related to international operations. While we purchase our products primarily in the markets we serve (for example, products for US customers are sourced in the US), our vendor partners manufacture or purchase a significant portion of the products we sell outside of the US, primarily in Asia. Political, social, or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the US. Other events related to international operations that could cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations, including the adoption or expansion of trade restrictions or sanctions;
•the imposition of additional duties, tariffs, and other charges on imports and exports, including any resulting retaliatory tariffs or charges and any reductions in the production of products subject to such tariffs and charges;
•foreign currency fluctuations; and
•restrictions on the transfer of funds.
We cannot predict whether the countries in which the products we sell, or any components of those products, are purchased or manufactured will be subject to new or additional trade restrictions or sanctions imposed by the US or foreign governments, including the likelihood, type, or effect of any such restrictions. Periods of intense diplomatic or armed conflict, may result in new and rapidly evolving trade restrictions and sanctions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards, and customs restrictions against the products we sell, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations, or cash flows. In addition, our exports are subject to regulations, some of which may be inconsistent, and noncompliance with these requirements could have a negative effect on our business, results of operations, or cash flows.

Legal and Regulatory Risks
The failure to comply with our public sector contracts or applicable laws and regulations could result in, among other things, termination, fines, or other liabilities, and changes in procurement regulations could adversely impact our business, results of operations, or cash flows.
Revenues from our public sector customers are derived from sales to governmental entities, educational institutions, and healthcare customers through various contracts and open market sales of products and services. Sales to public sector customers are highly regulated and present different risks and challenges from private commercial agreements. Noncompliance with contract provisions, government procurement regulations, or other applicable laws or regulations (including the False Claims Act, the Medicare and Medicaid Anti-Kickback Statute, or similar laws of the jurisdictions for our business activities outside of the US) or security clearance and confidentiality requirements could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts or other public sector customer contracts, and suspension, debarment, or ineligibility from doing business with governmental entities or other customers in the public sector. In addition, contracts in the public sector are generally terminable at any time for convenience of the contracting agency or group purchasing organization (“GPO”) or upon default and public sector contracts may be subject to periodic funding approval, rejections, or delays, which could adversely impact public sector demand for our products and services. Furthermore, our inability to enter into or retain contracts with GPOs may threaten our ability to sell to customers in those GPOs and compete effectively. The effect of any of these possible actions or failures could adversely affect our business, results of operations, or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations, or cash flows.
We are exposed to risks from legal proceedings and audits, including intellectual property infringement claims, which may result in substantial costs and expenses or interruption of our normal business operations.
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort, and other litigation.
We are also subject to intellectual property infringement claims against us in the ordinary course of our business, either because of the products and services we sell or the business systems and processes we use to sell such products and services, in the form of cease-and-desist letters, licensing inquiries, lawsuits, and other communications and demands. In our industry, such intellectual property claims have become more frequent as the complexity of technological products and the intensity of competition in our industry have increased. Furthermore, increased use of AI by the Company, third-party outsource partners, or our vendor partners could lead to more frequent intellectual property claims against us. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue, but we may also be subject to demands from inventors, competitors, or other patent holders who may seek licensing revenue, lost profits, or an injunction preventing us from engaging in certain activities, including selling certain products or services.
In addition, we are subject to proceedings, investigations, and audits by federal, state, international, national, provincial, and local authorities, including as a result of our significant sales to governmental entities. For example, the Company received a Civil Investigative Demand, issued by the US Department of Justice (“DOJ”) on June 11, 2024, in connection with a False Claims Act investigation. The DOJ requested information relating to bids the Company submitted for contracts funded in whole or in part by the Schools and Libraries Program (E-Rate Program).
We also are subject to audits by various partners, GPOs, and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.
Current and future litigation, infringement claims, governmental proceedings and investigations, audits, or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, these matters could lead to increased costs or interruptions of our normal business operations. Litigation, infringement claims, governmental proceedings and investigations, audits, or indemnification claims involve uncertainties and the eventual outcome of any such matter could adversely affect our business, results of operations, or cash flows.
Failure to comply with complex and evolving laws and regulations applicable to our operations or failure to meet stakeholder expectations on environmental sustainability and corporate responsibility matters could adversely affect our business, results of operations, or cash flows.
Our global operations span a variety of legal regimes, subjecting us to numerous complex, diverse, evolving, and at times potentially inconsistent or conflicting laws and regulations in a number of areas, including labor and employment, advertising,

e-commerce, tax, trade, import and export controls, economic and trade sanctions, anti-corruption, data privacy and security requirements, competition, environmental, social, and governance, and health and safety. The evaluation of and compliance with these laws, regulations, and similar requirements, including evolving laws and regulations and regulatory overhaul during any change in federal administration, may be onerous and expensive, and may have other adverse impacts on our business, results of operations, or cash flows, the risk of which will be heightened as we expand the products and services we offer, expand into new markets and channels, and expand internationally. For example, we may be subject to increased costs and use of operational resources associated with complying with a myriad of new, changing, and sometimes conflicting environmental, social, and governance related laws and regulations. If we fail to comply with new laws, regulations, treaties, or reporting requirements, our reputation and business could be adversely impacted.
We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors, or agents violating such laws and regulations or our policies and procedures. Additionally, there is increased focus by stakeholders on environmental sustainability and corporate responsibility matters, and other stakeholders may disagree with the Company’s commitments and initiatives on such matters. Our disclosure on these matters and our failure, or perceived failure, to meet our commitments (including with respect to sustainability) or otherwise effectively address these matters may erode customer trust or confidence, particularly if such failures or perceived failures receive considerable publicity or result in litigation and could have a negative impact on our business.
As a public company, we also are subject to increasingly complex public disclosure, corporate governance, and accounting requirements that increase compliance costs and require significant management focus.
Risks Related to Our Indebtedness
Our level of indebtedness and obligations pursuant to the agreements and instruments reflecting our indebtedness could adversely affect our business, results of operations, and cash flows.

As of December 31, 2025, we had $5.6 billion of total debt outstanding and $353 million of obligations outstanding under our inventory financing agreements, and the ability to borrow an additional $1.9 billion under our senior unsecured revolving loan facility (the “Revolving Loan Facility”). Our indebtedness could have important consequences, including the following:
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our future borrowing costs and reducing our access to capital if major debt rating agencies lower or withdraw any rating assigned to any of our debt;
•requiring us to comply with restrictive covenants (including, among other things, limitations on incurring or guaranteeing additional indebtedness and merging or consolidating with other companies or disposing of substantially all of our assets) in our senior unsecured credit facilities and indentures, which may limit the manner in which we conduct our business;
•making it more difficult for us to obtain financing from our vendor partners, including OEMs, software publishers, and cloud providers, and our wholesale distributors;
•limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
•placing us at a competitive disadvantage compared to any of our less-leveraged competitors;
•increasing our vulnerability to both general and industry-specific adverse economic conditions; and
•limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements and increasing our cost of borrowing.
A breach of any restrictive covenants under our senior unsecured credit facilities or indentures may result in a default under the terms of that agreement or instrument, upon which we may suffer adverse consequences, including the acceleration of the amounts outstanding thereunder, the trigger of cross-default provisions under other agreements or instruments, and an inability to borrow additional amounts.
Additionally, certain of our borrowings, primarily borrowings under our senior unsecured credit facilities, are at variable rates of interest and expose us to interest rate risk, which under certain conditions could cause our debt service obligations to increase significantly. As of December 31, 2025, we had $635 million of variable rate debt outstanding. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and could negatively impact our net income absent any derivative instruments. From time to time, we may execute derivative instruments to reduce interest rate volatility, subject to acceptable terms. We cannot assure that we will enter into such derivative instruments in the future or that such instruments will be effective.
In addition, we are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
Risks Related to Ownership of Our Common Stock
Our common stock price may be volatile and may decline regardless of our operating performance, and holders of our common stock could lose a significant portion of their investment.
The market price and trading volumes for our common stock may be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased such shares, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including the risk factors described in this Annual Report on Form 10-K and the following:
•changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to maintain coverage of our common stock;
•downgrades by any securities analysts who follow our common stock;
•future sales of our common stock by our officers, directors, and significant stockholders;
•market conditions or trends in our industry or the economy as a whole including market expectations of changes in interest rates;
•investors’ perceptions of our prospects;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, or capital commitments; and
•changes in key personnel.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including companies in our industry. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. In the past, securities class action litigation has followed periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
We may fail to meet announced guidance or market expectations associated with our financial results, which could adversely affect the market price of our stock. Any guidance we provide is based on certain assumptions, which may or may not prove to be correct. Failure to meet announced guidance or market expectations going forward, particularly with respect to our operational and financial results and expectations regarding the success of our strategies and related guidance, whether due to our assumptions not being met or the impact of various risks and uncertainties, may result in either or both a decline in or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.
While we expect to continue to pay a quarterly cash dividend on our common stock, any determination to pay dividends in the future will be at the discretion of our Board of Directors and depends upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations, and other factors our Board of Directors deems relevant. If we do not pay dividends or continue to repurchase shares of our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may never occur due to the potential volatility of the market price of our common stock.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We have a dedicated team of information security professionals who leads our enterprise-wide cyber security strategy, risk management, cyber defense, software security, security monitoring, and other related functions. This team is overseen by our Chief Information Security Officer (“CISO”), who reports to our Chief Technology Officer (“CTO”). The CISO has an extensive background in their role at an enterprise level and has over 20 years of experience in the field of cybersecurity. Additionally, the processes overseen by our global information security team are integrated with our enterprise risk management program, including routine reporting on cyber risk through the different levels of the enterprise risk management governance structure and alignment on risk management frameworks and processes.
Our corporate information security management program is ISO 27001 certified, and we undergo routine audits by an independent, certified accreditation body to maintain this certification. Our program is designed to guide our practices which are based on relevant industry frameworks and laws. This program consists of policies, practices, and procedures designed to manage material risks from cybersecurity threats, including training requirements, threat monitoring and detection, and threat containment and risk assessments. Additionally, we leverage third-party firms to conduct routine external and internal penetration testing to emulate the common tactics and techniques of cyber threat actors and have processes to address identified vulnerabilities, although it may take time to mitigate or manage such vulnerabilities. We also have policies and procedures to oversee and identify the cybersecurity risks associated with our use of third-party service providers for both internal use and external use. These policies and procedures include onboarding risk assessments prior to engagement and, as appropriate based on identified risk, may include cybersecurity-related contractual terms and periodic risk assessments throughout the life cycle of the third-party relationship. Lastly, we maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business to cover certain costs related to cybersecurity incidents. We refine our cybersecurity program by staying informed on security threats, leveraging third-party cybersecurity firms, and investing in enhancements to our preventive and defensive capabilities.
In addition to our policies and procedures to manage and identify cybersecurity risks, we have an incident response plan designed to analyze, contain, remediate, and communicate cybersecurity matters to help ensure a timely and robust response to actual or attempted incidents. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we cannot provide assurance that these threats will not result in such an impact in the future. For more information regarding risks relating to IT and cybersecurity, see “Item 1A. Risk Factors.”
The Audit Committee of the Board is primarily responsible for overseeing our enterprise risk management process on behalf of the Board of Directors, including cybersecurity risks. The CTO and CISO regularly provide reporting on cybersecurity matters to both senior management and the Audit Committee and at least annually to the Board of Directors. This reporting includes updates on our information security strategy, key cyber risks and threats, our progress towards protecting the Company from such risks and threats, assessments of our cybersecurity program, and emerging trends. Depending on the criticality of a cybersecurity incident, certain matters are required to be reported promptly to the Board of Directors, as appropriate, in accordance with our incident response plan.
Item 2. Properties
As of December 31, 2025, we owned or leased a total of 1.8 million square feet of space in the US, serving all of our reportable segments. Additionally, we leased a total of 0.4 million square feet of space outside of the US, primarily in the UK, and Canada. We own two properties: a 513,240 square foot distribution center in North Las Vegas, Nevada, and a combined office and a 442,400 square foot distribution center in Vernon Hills, Illinois. In addition, we conduct sales, services, and administrative activities in various locations primarily in the US, UK, and Canada.
We believe our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability. Leases covering our currently occupied leased properties expire at varying dates, all within the next 10 years.
We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy, or replacing the leased properties with equivalent properties. We believe that suitable additional or substitute leased properties will be available as required.
Item 3. Legal Proceedings
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, intellectual property, employment, tort, and other litigation matters. For additional information regarding legal proceedings, refer to Note 16 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market since June 27, 2013, under the symbol “CDW.”
Holders
As of February 17, 2026, there were 5 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a portion of our common stock is held through brokerage firms.
Dividends
On February 4, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.630 per share. The dividend will be paid on March 10, 2026, to all stockholders of record as of the close of business on February 25, 2026.
We expect to continue to pay quarterly cash dividends on our common stock in the future, but such payments remain at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations, and other factors that our Board of Directors deems relevant. For additional information on our cash resources and needs and restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended December 31, 2025, is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (in millions)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program(1) (in millions)
October 1 through October 31, 2025	0.2	$155.34	0.2	$810.3
November 1 through November 30, 2025	0.6	143.05	0.6	728.2
December 1 through December 31, 2025	0.3	143.46	0.3	684.6
Total	1.1		1.1
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
On February 5, 2025, we announced that our Board of Directors authorized a $750 million increase to our share repurchase program under which we may repurchase shares of our common stock from time to time in privately negotiated transactions, open market purchases, or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements, and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares, and the program may be modified, suspended, or discontinued at any time. As of December 31, 2025, the Company has approximately $685 million remaining under the program.
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
The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100 invested at the closing of the market on December 31, 2020, through and including the market close on December 31, 2025, with the cumulative total return for the same time period of the same amount invested in the Standard & Poor’s 500 Stock

(“S&P 500”) Index, the S&P 500 Information Technology Index, and a peer group index. Our peer group index for 2025 consists of the following companies: Accenture plc, Arrow Electronics, Inc., Avnet, Inc., Best Buy Company, Inc., CGI Group Inc., Cognizant Technology Solutions Corporation, DXC Technology Company, Flex Ltd., Genuine Parts Company, Henry Schein, Inc., Hewlett Packard Enterprise Company, Insight Enterprises, Inc., Jabil, Inc., LKQ Corporation, TD SYNNEX Corporation, W.W. Grainger, Inc., and Wesco International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) similar size in terms of revenue or enterprise value (one-third to three times our revenue or enterprise value); (ii) operates in a business-to-business distribution environment; (iii) members of the technology industry; (iv) similar customers (i.e., business, government, healthcare, and education); (v) companies that provide services or solutions; (vi) similar margins; (vii) comparable percentage of international sales; (viii) frequently identified as a peer by the other peer companies or Institutional Shareholder Services Inc.; or (ix) identified by the Company as a competitor.
The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Cumulative Total Shareholder Return
$400
$300
$200
$100
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
CDW Corp
S&P 500
S&P 500 Information Technology
CDW Peers

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
CDW Corp	$100	$157	$138	$178	$138	$110
S&P 500	100	127	102	127	157	182
S&P 500 Information Technology	100	133	95	148	201	248
CDW Peers	100	141	111	140	149	141
Recent Sales of Unregistered Securities
None.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW,” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” above.
Overview
CDW Corporation (“Parent”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to business, government, education, and healthcare customers in the United States (“US”), the United Kingdom (“UK”), and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience, and security.
We have three reportable segments: “Corporate,” “Small Business,” and “Public.” Our Corporate segment primarily serves US private sector business customers with more than 250 employees. Our Small Business segment primarily serves US private sector business customers with up to 250 employees. Our Public segment is comprised of government agencies and education and healthcare institutions in the US. We also have two other operating segments: CDW UK and CDW Canada, each of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).
Effective January 1, 2026, we realigned our customer-facing organization to better meet the evolving needs of our customers and end markets. As a result, we will have the following three reportable segments: “Commercial,” “Government,” and “Education.” Our “Commercial” segment will be comprised of corporate, financial services, and healthcare customers in the US, each of which will represent a unique customer channel. Small business customers will be included across the customer channels within our “Commercial” segment. Our “Government” segment will be comprised of federal, state, and local agencies in the US. The “Education” segment will be comprised of primary, secondary, and higher education institutions in the US. CDW UK and CDW Canada will remain unchanged in this new reporting structure, in an all other category (“Other”). We will reflect this change in segment presentation, including the recasting of historical results, in our periodic and annual reports beginning with the period ending March 31, 2026.
We are vendor, technology, and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual, and cloud-based environments through approximately 10,500 customer-facing coworkers, including sellers, highly-skilled specialists, and engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers, and cloud providers (collectively, our “vendor partners”) and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise, and extensive customer access.
We may sell all or only select products that our vendor partners offer. Each vendor partner agreement provides for specific terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts, and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. We also resell software for major software publishers. Our agreements with software publishers allow the end-user customer to acquire software or licensed products and services. In addition to helping our customers determine the best software solutions for their needs, we help them manage their software agreements, including warranties and renewals. A significant portion of our advertising and marketing expenses are reimbursed through cooperative advertising programs with our vendor partners. These programs are at the discretion of our vendor partners and are typically tied to sales or other commitments to be met by us within a specified period of time.
For a discussion of results for the year ended December 31, 2024, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, compared with the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21, 2025.

Trends and Key Factors Affecting our Financial Performance
We believe the following key factors may have a meaningful impact on our business performance, influencing our ability to generate sales and achieve our targeted financial and operating results:
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness and ability to spend on IT. The prevailing economic conditions remain challenging, largely due to ongoing uncertainty surrounding evolving global trade policies and geopolitical conditions along with other drivers. These dynamics may continue to influence supply chains, drive inflationary pressures, and affect interest rates. The uncertainty in the current economic environment has impacted and may continue to impact the timing of our customers’ investments in technology.
•Customers are evaluating the complex technology landscape in order to balance priorities and focus on solutions that lead to business optimization, cost management, and security risk management, among other factors, resulting in a more measured approach to their IT spending. We have orchestrated solutions that leverage security, software, artificial intelligence (“AI”), and hybrid and cloud offerings to help customers achieve their objectives.
•Changes and uncertainty related to spending policies, budget priorities, timing and funding levels are key factors influencing the purchasing levels of government, healthcare and education customers. As the duration and ongoing impact of current economic conditions remain uncertain, including any US government shutdowns, current and future budget priorities and funding levels for government, healthcare and education customers may be adversely affected, leading to lower IT spend.
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely, while balancing product availability creating an inflationary environment. These trends are driving customer adoption of cloud, AI, software defined architectures and hybrid on-premise and off-premise combinations. The trends are further driven by the evolution of the IT consumption model to more “as a service” solutions, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to evolve and customers will prioritize spend that will produce the most important outcomes for their business.

Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. Financial measures are presented both in accordance with the accounting principles generally accepted in the United States of America (“GAAP”), and non-GAAP, which excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that the most important of these measures and ratios include Gross profit, Gross profit margin, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Net income, Non-GAAP net income, Net income per diluted share, Non-GAAP net income per diluted share, Average daily sales, Net cash provided by operating activities, Adjusted free cash flow, Cash conversion cycle, and Net debt. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
For the definitions, discussion of management’s use of non-GAAP measures and reconciliations to the most directly comparable GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”
The results of certain key business metrics for the comparative periods are as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2025	2024
Net sales	$22,424.1	$20,998.7
Gross profit	$4,873.4	$4,602.4
Gross profit margin	21.7%	21.9%
Operating income	$1,655.6	$1,651.3
Operating income margin	7.4%	7.9%
Non-GAAP operating income	$1,996.7	$1,947.0
Non-GAAP operating income margin	8.9%	9.3%
Net income	$1,066.6	$1,077.8
Non-GAAP net income	$1,323.0	$1,287.2
Net income per diluted share	$8.08	$7.97
Non-GAAP net income per diluted share	$10.02	$9.52
Average daily sales(1)	$88.3	$82.7
(1)Defined as Net sales divided by the number of selling days. There were 254 selling days for both the years ended December 31, 2025 and 2024.

(dollars in millions)	December 31, 2025	December 31, 2024
Net debt(1)	$5,011.1	$5,125.1
Cash conversion cycle (in days)(2)	16	18
Net cash provided by operating activities	$1,205.2	$1,277.3
Adjusted free cash flow(3)	$1,085.5	$1,079.0
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

Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the years ended December 31, 2025 and 2024 are below. For additional information on Net sales, Gross profit, and Operating income by segment, see the “Segment Results of Operations.”

	Year Ended December 31,
(dollars in millions)	2025	2024	Percent Change
Net sales	$22,424.1	$20,998.7	6.8%
Cost of sales	17,550.7	16,396.3	7.0
Gross profit	4,873.4	4,602.4	5.9
Gross profit margin	21.7%	21.9%
Selling and administrative expenses	3,217.8	2,951.1	9.0
Operating income	1,655.6	1,651.3	0.3
Operating income margin	7.4%	7.9%
Interest expense, net	(227.4)	(214.5)	6.0
Other expense, net	(0.8)	(1.4)	*nm
Income before income taxes	1,427.4	1,435.4	(0.6)
Income tax expense	(360.8)	(357.6)	0.9
Net income	$1,066.6	$1,077.8	(1.0)%
*nm - not meaningful
The year ended December 31, 2025 compared with the year ended December 31, 2024
Net sales increased $1,425 million, or 6.8%, with higher Net sales across all operating segments. Broadly, while economic and geopolitical uncertainty persists, all of our segments continued to experience improved customer spending during the period. The increase in customer demand drove Net sales growth primarily in notebooks/mobile devices, software, desktops, services, and netcomm products.
Gross profit increased $271 million, or 5.9%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 20 basis points, to 21.7%, primarily driven by decreased rates in certain hardware categories.
Selling and administrative expenses increased $267 million, or 9.0%, primarily due to higher performance-based compensation, transformation related costs, and coworker-related costs.
Operating income increased $4 million, or 0.3%, to $1,656 million for the year ended December 31, 2025, compared to $1,651 million for the year ended December 31, 2024.
Interest expense, net includes interest expense and interest income. Interest expense, net increased $13 million, or 6.0%, primarily due to lower interest income earned on cash balances.
Income tax expense increased $3 million, or 0.9%. The effective income tax rate, expressed by calculating income tax expense as a percentage of Income before income taxes, was 25.3% and 24.9% for 2025 and 2024, respectively. The increase in effective income tax rate was primarily attributable to lower excess tax benefits on equity-based compensation.

Segment Results of Operations
Net sales by segment for the comparative periods are as follows:

	Year Ended December 31,
	2025		2024
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Corporate	$9,442.4	42.1%	$8,837.2	42.1%	$605.2	6.8%
Small Business	1,726.7	7.7	1,523.5	7.3	203.2	13.3
Public:
Government	2,589.5	11.6	2,486.9	11.8	102.6	4.1
Education	3,109.6	13.9	3,167.3	15.1	(57.7)	(1.8)
Healthcare	2,836.1	12.6	2,503.5	11.9	332.6	13.3
Total Public	8,535.2	38.1	8,157.7	38.8	377.5	4.6
Other (2)	2,719.8	12.1	2,480.3	11.8	239.5	9.7
Total Net sales	$22,424.1	100.0%	$20,998.7	100.0%	$1,425.4	6.8%
(1)There were 254 selling days for both the years ended December 31, 2025 and 2024. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
Gross profit by segment for the comparative periods are as follows:

	Year Ended December 31,
	2025		2024
(dollars in millions)	Gross Profit	Gross Profit Margin(3)	Gross Profit	Gross Profit Margin(3)	Dollar Change	Percent Change
Segments:(1)
Corporate	$2,201.9	23.3%	$2,099.5	23.8%	$102.4	4.9%
Small Business	393.8	22.8	352.9	23.2	40.9	11.6
Public	1,722.3	20.2	1,659.2	20.3	63.1	3.8
Other(2)	555.4	20.4	490.8	19.8	64.6	13.2
Total Gross profit	$4,873.4	21.7%	$4,602.4	21.9%	$271.0	5.9%
(1)Segment gross profit includes the segment’s direct gross profit, allocations for gross profit from logistics services, and allocations for certain inventory adjustments, volume rebates, and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Gross profit margin represents segment Gross profit as a percentage of segment Net sales.

Operating income by segment for the comparative periods are as follows:

	Year Ended December 31,
	2025		2024
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Corporate	$889.3	9.4%	$879.5	10.0%	$9.8	1.1%
Small Business	203.2	11.8	181.0	11.9	22.2	12.3
Public	750.3	8.8	745.9	9.1	4.4	0.6
Other(2)	154.2	5.7	112.1	4.5	42.1	37.6
Headquarters(3)	(341.4)	nm*	(267.2)	nm*	(74.2)	27.8
Total Operating income	$1,655.6	7.4%	$1,651.3	7.9%	$4.3	0.3%
*nm - not meaningful
(1)Segment operating income includes the segment’s direct operating income, allocations for certain headquarters function costs, allocations for income and expenses from logistics services, certain inventory adjustments and volume rebates, and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Includes headquarters function costs that are not allocated to the segments.
The year ended December 31, 2025 compared with the year ended December 31, 2024
Corporate segment Net sales increased $605 million, or 6.8%, primarily due to increased customer demand primarily in software, notebooks/mobile devices, netcomm products, and desktops.
Corporate segment Gross profit dollars increased $102 million, or 4.9%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 50.0 basis points, to 23.3%, due to decreased rates in certain hardware categories, primarily data storage and servers.
Corporate segment Operating income increased $10 million, or 1.1%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation, amortization expense on acquisition-related intangible assets, and coworker-related costs.
Small Business segment Net sales increased $203 million, or 13.3%, primarily due to increased customer demand primarily in notebooks/mobile devices, software, and desktops.
Small Business segment Gross profit dollars increased $41 million, or 11.6%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 40.0 basis points, to 22.8%, due to mixing into certain lower margin hardware categories, primarily notebooks/mobile devices, partially offset by a higher contribution of netted down revenue.
Small Business segment Operating income increased $22 million, or 12.3%, primarily due to higher Gross profit dollars, partially offset by an increased provision for expected credit losses and higher performance-based compensation.
Public segment Net sales increased $378 million, or 4.6%, primarily due to an increased customer demand in software and services across all customer channels, notebooks/mobile devices in the education and healthcare customer channels.
Public segment Gross profit dollars increased $63 million, or 3.8%, due to higher Net sales. Gross profit margin remained relatively consistent at 20.2%.
Public segment Operating income increased $4 million, or 0.6%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation, transformation related costs, and coworker-related costs.
Net sales in Other increased $240 million, or 9.7%, primarily due to an increase in notebooks/mobile devices, desktops, and services within UK and Canada operations.
Other Gross profit dollars increased $65 million, or 13.2%, due to higher Net sales and Gross profit margin. Gross profit margin increased 60 basis points, to 20.4%, primarily due to a higher contribution of netted down revenue.
Other Operating income increased $42 million, or 37.6%, primarily due to higher Gross profit dollars, partially offset by higher performance-based compensation within the UK and Canada operations.

Non-GAAP Financial Measure Reconciliations
Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial condition that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.
Our non-GAAP performance measures include Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, and Net sales on a constant currency basis, and our non-GAAP financial condition measures include Free cash flow and Adjusted free cash flow. These non-GAAP performance measures and non-GAAP financial condition measures are collectively referred to as “non-GAAP financial measures.” The GAAP measures most directly comparable to Non-GAAP operating income, Non-GAAP operating income margin, Non-GAAP net income, Non-GAAP net income per diluted share, and Net sales on a constant currency basis are Operating income, Operating income margin, Net income, Net income per diluted share, and Net sales, respectively. The GAAP measure most directly comparable to Free cash flow and Adjusted free cash flow is Net cash provided by operating activities.
Non-GAAP operating income excludes, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives, and workplace optimization. Non-GAAP operating income margin is defined as Non-GAAP operating income as a percentage of Net sales. Non-GAAP net income and Non-GAAP net income per diluted share exclude, among other things, charges related to the amortization of acquisition-related intangible assets, equity-based compensation and the associated payroll taxes, acquisition and integration expenses, transformation initiatives, workplace optimization, and their associated income tax effects. Net sales on a constant currency basis is defined as Net sales excluding the impact of foreign currency translation on Net sales. Free cash flow is defined as Net cash provided by operating activities less capital expenditures. Adjusted free cash flow is defined as Free cash flow adjusted to include certain cash flows from financing activities incurred in the normal course of operations or as capital expenditures.
We believe our non-GAAP financial measures provide analysts, investors, and management with useful information regarding the underlying operating performance of our business, as they remove the impact of items that management believes are not reflective of underlying operating performance. Management uses these measures to evaluate period-over-period performance as management believes they provide a more comparable measure of the underlying business. We also present non-GAAP financial condition measures as we believe they provide analysts, investors, and management with more information regarding our liquidity and capital resources. Certain non-GAAP financial measures are also used to determine certain components of performance-based compensation.
We have included reconciliations of our non-GAAP financial measures to the most comparable GAAP financial measures for the years ended December 31, 2025 and 2024 below.
Non-GAAP operating income and Non-GAAP operating income margin

	Year Ended December 31,
(dollars in millions)	2025	Percent of Net Sales	2024	Percent of Net Sales
Operating income, as reported	$1,655.6	7.4%	$1,651.3	7.9%
Amortization of intangibles(1)	169.8		150.9
Equity-based compensation	83.6		64.7
Transformation initiatives(2)	57.9		34.8
Acquisition and integration expenses	7.6		12.2
Workplace optimization(3)	16.2		25.4
Other adjustments	6.0		7.7
Non-GAAP operating income	$1,996.7	8.9%	$1,947.0	9.3%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Year Ended December 31,
	2025			2024
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP, as reported	$1,427.4	$(360.8)	$1,066.6	$1,435.4	$(357.6)	$1,077.8
Amortization of intangibles(2)	169.8	(44.1)	125.7	150.9	(39.2)	111.7
Equity-based compensation	83.6	(19.1)	64.5	64.7	(26.7)	38.0
Transformation initiatives(3)	57.9	(15.0)	42.9	34.8	(9.1)	25.7
Acquisition and integration expenses	7.6	(2.0)	5.6	12.2	(2.1)	10.1
Workplace optimization(4)	16.2	(4.2)	12.0	25.4	(6.6)	18.8
Other adjustments	7.8	(2.1)	5.7	6.9	(1.8)	5.1
Non-GAAP	$1,770.3	$(447.3)	$1,323.0	$1,730.3	$(443.1)	$1,287.2

Net income per diluted share, as reported			$8.08			$7.97
Non-GAAP net income per diluted share			$10.02			$9.52
Shares used in computing GAAP and Non-GAAP net income per diluted share			132.1			135.2
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.
Net sales on a constant currency basis

	Year Ended December 31,
(dollars in millions)	2025	2024	Percent Change(1)
Net sales, as reported	$22,424.1	$20,998.7	6.8%
Foreign currency translation(2)	—	33.4
Net sales, on a constant currency basis	$22,424.1	$21,032.1	6.6%
(1)There were 254 selling days for both the years ended December 31, 2025 and 2024. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating Net sales for the year ended December 31, 2024, of CDW UK and CDW Canada at the average exchange rates applicable in 2025.
Free cash flow and Adjusted free cash flow

	Year Ended December 31,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$1,205.2	$1,277.3
Capital expenditures	(117.1)	(122.6)
Free cash flow	1,088.1	1,154.7
Net change in accounts payable - inventory financing	(2.6)	(75.7)
Adjusted free cash flow(1)	$1,085.5	$1,079.0
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

Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of December 31, 2025, we had $1.9 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll, and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions, and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions, and working capital management.
Our material contractual obligations consist of debt and related interest payments and operating leases. For additional information regarding future maturities of debt and operating leases, see Note 8 (Debt) and Note 11 (Leases), respectively, to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Long-Term Debt and Financing Arrangements
During the second quarter of 2025, we repaid the $211 million remaining aggregate principal amount of the 4.125% Senior Notes due 2025 at maturity.
In December 2025, we entered into a new credit agreement consisting of a five‑year $2.25 billion senior unsecured revolving loan facility (the “Revolving Loan Facility”) and a five‑year $634.5 million senior unsecured term loan facility (the “Term Loan Facility”). The Revolving Loan Facility replaced our previous senior unsecured revolving loan facility and increased the borrowing capacity available to us by $650 million. The Term Loan Facility replaces the previous senior unsecured term loan facility, and the principal amount of the term loan remains unchanged.
As of December 31, 2025, we had total unsecured indebtedness of $5.6 billion, and we were in compliance with the covenants under our credit agreements and indentures.
We may from time to time repurchase one or more series of our outstanding unsecured senior notes, depending on market conditions, contractual commitments, our capital needs, and other factors. Repurchases of our senior notes may be made by open market or privately negotiated transactions and may be pursuant to Rule 10b5-1 plans or otherwise.
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
Share Repurchase Program
During 2025, we repurchased 4.0 million shares of our common stock for $653 million under the previously announced share repurchase program. For additional information about our share repurchase program, refer to Note 12 (Stockholders’ Equity) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.

Dividends
A summary of 2025 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.625	February 4, 2025	February 25, 2025	March 11, 2025
0.625	May 6, 2025	May 26, 2025	June 10, 2025
0.625	August 5, 2025	August 25, 2025	September 10, 2025
0.630	November 3, 2025	November 25, 2025	December 10, 2025
$2.505
On February 4, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.630 per share. The dividend will be paid on March 10, 2026, to all stockholders of record as of the close of business on February 25, 2026.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations, and other factors that our Board of Directors deems relevant.
Cash Flows
Cash flows from operating, investing, and financing activities are as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024
Net cash provided by operating activities	$1,205.2	$1,277.3
Net cash provided by (used in) investing activities	70.2	(659.2)
Net cash used in financing activities	(1,184.5)	(686.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	20.3	(12.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$111.2	$(81.0)
Operating Activities
Cash flows from operating activities are as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	Change
Net income	$1,066.6	$1,077.8	$(11.2)
Adjustments for the impact of non-cash items(1)	424.9	362.2	62.7
Net income adjusted for the impact of non-cash items	1,491.5	1,440.0	51.5
Changes in assets and liabilities:
Accounts receivable	(1,166.5)	(559.4)	(607.1)
Merchandise inventory	48.2	61.1	(12.9)
Accounts payable-trade	815.4	443.8	371.6
Other assets and liabilities	16.6	(108.2)	124.8
Net cash provided by operating activities	$1,205.2	$1,277.3	$(72.1)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses, and equity-based compensation expense.

Net cash provided by operating activities decreased $72 million in 2025 compared to 2024. This decrease was primarily attributable to Accounts receivable, partially offset by Accounts payable-trade. The decrease from Accounts receivable and the increase from Accounts payable-trade was primarily due to higher sales activity in 2025 and timing of collections and payments.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding (DSO) in accounts receivable plus days of supply in inventory (DIO) minus days of purchases outstanding (DPO) in accounts payable, based on a rolling three-month average. Netted down revenue results in an increase to both DSO and DPO as the corresponding receivables and payables reflect the gross amounts due from customers and due to vendors while the corresponding sales and cost of sales are reflected on a net basis within Net sales. Additionally, as customers continue to shift to multi-year software purchases, unbilled receivables and DSO are expected to continue to increase. This customer shift in purchasing is also expected to increase accounts payable and DPO, as the timing of vendor payments aligns with customer collections. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2025	2024
Days of sales outstanding (DSO)(1)	95	84
Days of supply in inventory (DIO)(2)	11	13
Days of purchases outstanding (DPO)(3)	(90)	(79)
Cash conversion cycle	16	18
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
The cash conversion cycle decreased to 16 days at December 31, 2025, compared to 18 days at December 31, 2024. The improvement was primarily due to DIO, which declined by 2 days as a result of lower average stocking positions. DSO and DPO both increased due to an increase in netted down revenue and multi-year transactions.
Investing Activities
Net cash provided by investing activities increased $729 million for the year ended December 31, 2025 compared to December 31, 2024. This increase was primarily driven by 2024 cash outflows to acquire Mission Cloud Services, Inc. and the purchase of short-term investments, compared to the 2025 cash inflow due to maturity of the short-term investments.
Financing Activities
Net cash used in financing activities increased $498 million for the year ended December 31, 2025 compared to December 31, 2024. This increase was primarily driven by long-term debt issuance in 2024, repayment of long-term debt in 2025, and higher share repurchases in 2025. These increases were partially offset by extinguishment of long-term debt in 2024. For additional information regarding the inventory financing and debt, see Note 7 (Inventory Financing Agreements) and Note 8 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, or liquidity.
Issuers and Guarantors of Debt Securities
Each series of our outstanding unsecured senior notes (collectively, the “Notes”) are issued by CDW LLC and CDW Finance Corporation (the “Issuers”) and are guaranteed by Parent (the “Guarantor”). In 2025, all guarantees by CDW LLC’s direct and indirect, 100% owned domestic subsidiaries were released pursuant to the customary release provisions in the applicable indentures; as a result, Parent is now the sole remaining guarantor of the Notes. All guarantees by Parent are joint and several, and full and unconditional.
The Notes and the related guarantees are the Issuers’ and the Guarantor’s senior unsecured obligations and are:
•structurally subordinated to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries and
•rank equal in right of payment with all of the Issuers’ and the Guarantor’s existing and future unsecured senior debt.

Given that Parent, the sole Guarantor of the notes, is a holding company that does not conduct business operations of its own and depends on cash dividends, distributions, and other transfers from its subsidiaries to meet its obligations, we concluded that providing summarized financial information of the Issuers and Guarantor on an unconsolidated basis, excluding the non-guarantor subsidiaries, would not provide meaningful information to investors.
Commitments and Contingencies
The information set forth in Note 16 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Critical Accounting Policies and Estimates
The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances and in accordance with GAAP. Historically, we have not made significant changes to the methods for determining these estimates as our actual results have not differed materially from our estimates. We do not believe it is reasonably likely that the estimates and related assumptions will change materially in the foreseeable future; however, actual results could differ from those estimates under different assumptions, judgments, or conditions.
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
Additional judgment is required in determining whether we are the principal, and report revenues on a gross basis, or agent, and report revenues on a net basis. For each identified performance obligation in a transaction, we evaluate the facts and circumstances present to determine whether or not we control the specified good or service prior to transfer to the customer. This evaluation includes, but is not limited to, assessing indicators such as whether: (i) we are primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) we have inventory risk before the specified good or service has been transferred to a customer, and (iii) we have discretion in establishing the price for the specified good or service. When the evaluation indicates we control the specified good or service prior to transfer to the customer, we are acting as a principal. When the evaluation indicates we do not control the specified good or service prior transfer to the customer, we are acting as an agent.
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
Goodwill
Goodwill is allocated to reporting units expected to benefit from the business combination. Goodwill is subject to periodic testing for impairment at the reporting unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
We may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. As part of our qualitative assessment, judgment is required in weighing the effect of various positive and negative factors that may affect the fair value. We consider various factors, including the excess of fair value over carrying value from the last quantitative test, macroeconomic conditions, industry and market considerations, the projected financial performance, and actual financial performance compared to prior year projected financial performance.
If we elect to bypass the qualitative assessment, or if indicators of impairment exist, a quantitative impairment test is performed. As part of the quantitative assessment, application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. Fair value of a reporting unit is determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of our fair value in an orderly transaction between market participants. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital, future market conditions, and profitability of future business strategies. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. However, since our last quantitative analysis, our past estimates of fair value would not have indicated an impairment when revised to include subsequent years’ actual results.
We completed our annual impairment analysis during the fourth quarter of 2025. We performed a qualitative analysis for all reporting units and concluded that it was more likely than not that the fair values of all reporting units exceeded their respective carrying values and, therefore, did not result in an impairment. The last quantitative analysis was performed in the fourth quarter of 2023, and it was determined that the fair values of each reporting unit substantially exceeded their carrying values, resulting in no goodwill impairment.
Business combinations
We allocate purchase price consideration to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Determining the fair value of these assets and liabilities requires the use of significant estimates, particularly in valuing acquired intangible assets and goodwill.
Purchased intangible assets other than goodwill are initially recognized at fair value and amortized over their useful lives. We determine the fair value of purchased intangible assets using an income approach on an individual asset basis. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy. The values assigned to consideration transferred, assets acquired, and liabilities assumed may be adjusted during the measurement period as new information arises that existed as of the acquisition date.
We use the multi-period excess earnings method to determine the fair value of customer relationships. This method identifies the portion of revenue expected to be generated through repeat customers existing as of the valuation date and includes an attrition rate to account for the loss of customers over time. Critical estimates utilized in valuing customer relationships include estimated forecasted future revenue and EBITDA margin growth rates, customer attrition rates, and market-participant discount rates. The assumptions we apply in forecasting future revenue and customer attrition rates is based on analysis of historical data, assessment of current and anticipated market conditions, estimated growth rates, and management plans.

Recent Accounting Pronouncements
See the information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.
Subsequent Events
The information set forth in Note 18 (Subsequent Events) to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.
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
Based on our floating rate debt and derivative instruments outstanding at December 31, 2025 and 2024, a 100 basis point change would have no material impact on our results.
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
A hypothetical 10% change between the US dollar and the currencies from our international operations would have no material impact on our results for the years ended December 31, 2025 and 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CDW Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Revenue recognition – Professional Services
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company provides professional services, which include project managers, specialists and engineers recommending designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and the Company transfers those services. For professional services where revenue is recognized proportionally as costs are incurred, judgment is required in determining the total expected costs for each project at inception and as the services are performed.

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
Chicago, Illinois
February 20, 2026

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars and shares in millions, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$618.7	$503.5
Short-term investments	—	214.2
Accounts receivable, net of allowance for credit losses of $65.2 and $43.3, respectively	6,312.4	5,135.8
Merchandise inventory	563.4	605.3
Miscellaneous receivables	554.0	509.9
Prepaid expenses and other	452.0	404.4
Total current assets	8,500.5	7,373.1
Operating lease right-of-use assets	136.7	120.2
Property and equipment, net	171.5	192.0
Goodwill	4,662.3	4,620.4
Other intangible assets, net	1,186.4	1,356.6
Accounts receivable and other assets, noncurrent	1,370.8	1,016.1
Total Assets	$16,028.2	$14,678.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$4,220.1	$3,381.3
Accounts payable-inventory financing	352.6	355.2
Current maturities of long-term debt	1,007.5	235.8
Contract liabilities	534.0	491.0
Accrued expenses and other current liabilities:
Compensation	318.8	275.8
Advertising	176.1	137.7
Sales and income taxes	82.9	61.6
Other	534.1	536.0
Total current liabilities	7,226.1	5,474.4
Long-term liabilities:
Debt	4,622.3	5,607.0
Deferred income taxes	171.8	167.4
Operating lease liabilities	157.8	149.1
Accounts payable and other liabilities	1,244.1	927.8
Total long-term liabilities	6,196.0	6,851.3
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 129.4 and 132.6 shares outstanding, respectively	1.3	1.3
Paid-in capital	3,978.5	3,834.4
Accumulated deficit	(1,273.9)	(1,322.9)
Accumulated other comprehensive loss	(99.8)	(160.1)
Total stockholders’ equity	2,606.1	2,352.7
Total Liabilities and Stockholders’ Equity	$16,028.2	$14,678.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$22,424.1	$20,998.7	$21,376.0
Cost of sales	17,550.7	16,396.3	16,723.6
Gross profit	4,873.4	4,602.4	4,652.4
Selling and administrative expenses	3,217.8	2,951.1	2,971.5
Operating income	1,655.6	1,651.3	1,680.9
Interest expense, net	(227.4)	(214.5)	(226.6)
Other expense, net	(0.8)	(1.4)	(4.1)
Income before income taxes	1,427.4	1,435.4	1,450.2
Income tax expense	(360.8)	(357.6)	(345.9)
Net income	$1,066.6	$1,077.8	$1,104.3

Net income per common share:
Basic	$8.13	$8.06	$8.20
Diluted	$8.08	$7.97	$8.10

Weighted-average common shares outstanding:
Basic	131.3	133.8	134.6
Diluted	132.1	135.2	136.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,066.6	$1,077.8	$1,104.3
Other comprehensive income (loss), net of tax:
Unrealized loss from cash flow hedge	(0.2)	(2.8)	(1.9)
Reclassification of cash flow hedge to net income	0.8	0.3	—
Foreign currency translation adjustments	59.7	(33.0)	29.7
Other comprehensive income (loss), net of tax	60.3	(35.5)	27.8
Comprehensive income	$1,126.9	$1,042.3	$1,132.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$1,066.6	$1,077.8	$1,104.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295.6	275.3	270.7
Equity-based compensation expense	83.6	64.7	93.7
Deferred income taxes	1.3	(14.1)	(32.7)
Provision for credit losses	37.2	32.2	14.9
Other	7.2	4.1	29.0
Changes in assets and liabilities:
Accounts receivable	(1,166.5)	(559.4)	(54.5)
Merchandise inventory	48.2	61.1	139.0
Other assets	(390.1)	(605.3)	183.3
Accounts payable-trade	815.4	443.8	(55.4)
Other liabilities	406.7	497.1	(93.6)
Net cash provided by operating activities	1,205.2	1,277.3	1,598.7
Cash flows from investing activities
Capital expenditures	(117.1)	(122.6)	(148.2)
Net change in short-term investments	211.1	(211.1)	—
Acquisitions of businesses, net of cash acquired	(21.5)	(323.9)	(76.4)
Other	(2.3)	(1.6)	(5.0)
Net cash provided by (used in) investing activities	70.2	(659.2)	(229.6)
Cash flows from financing activities
Proceeds from borrowings under revolving credit facilities	2,604.4	294.2	207.6
Repayments of borrowings under revolving credit facilities	(2,604.4)	(294.2)	(282.0)
Proceeds from issuance of long-term debt	592.5	1,197.8	—
Repayments of long-term debt	(211.1)	—	(150.0)
Payments to extinguish long-term debt	(593.5)	(962.4)	—
Net change in accounts payable-inventory financing	(2.6)	(75.7)	(23.7)
Repurchases of common stock	(653.0)	(500.0)	(500.0)
Proceeds from stock option exercises	29.5	47.0	49.3
Payment of incentive compensation plan withholding taxes	(26.1)	(38.2)	(40.0)
Dividend payments	(328.6)	(332.1)	(321.5)
Other	8.4	(23.3)	(38.4)
Net cash used in financing activities	(1,184.5)	(686.9)	(1,098.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20.3	(12.2)	3.1
Net increase (decrease) in cash, cash equivalents and restricted cash	111.2	(81.0)	273.5
Cash, cash equivalents and restricted cash – beginning of period(1)	507.7	588.7	315.2
Cash, cash equivalents and restricted cash – end of period(1)	$618.9	$507.7	$588.7
Supplementary disclosure of cash flow information:
Interest paid	$(234.3)	$(217.5)	$(233.2)
Income taxes paid, net	$(326.0)	$(398.6)	$(401.4)
(1)Refer to Note 1 (Description of Business and Summary of Significant Accounting Policies) for further information on restricted cash.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars and shares in millions)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	135.5	$1.4	$3,518.1	$(1,763.8)	$(152.4)	$1,603.3
Net income	—	—	—	1,104.3	—	1,104.3
Equity-based compensation expense	—	—	93.7	—	—	93.7
Shares issued under equity-based compensation plans	1.0	—	49.3	—	—	49.3
Coworker Stock Purchase Plan	0.2	—	28.2	—	—	28.2
Repurchases of common stock	(2.6)	(0.1)	—	(499.9)	—	(500.0)
Dividend payments ($2.390 per share)	—	—	2.0	(323.5)	—	(321.5)
Incentive compensation plan stock withheld for taxes	—	—	—	(40.0)	—	(40.0)
Unrealized loss from hedge accounting	—	—	—	—	(1.9)	(1.9)
Foreign currency translation and other	—	—	—	(2.6)	29.7	27.1
Balance as of December 31, 2023	134.1	1.3	3,691.3	(1,525.5)	(124.6)	2,042.5
Net income	—	—	—	1,077.8	—	1,077.8
Equity-based compensation expense	—	—	64.7	—	—	64.7
Shares issued under equity-based compensation plans	0.8	—	47.0	—	—	47.0
Coworker Stock Purchase Plan	0.1	—	28.8	—	—	28.8
Repurchases of common stock	(2.4)	—	—	(500.0)	—	(500.0)
Dividend payments ($2.485 per share)	—	—	2.1	(334.2)	—	(332.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(38.2)	—	(38.2)
Unrealized loss from hedge accounting	—	—	—	—	(2.8)	(2.8)
Reclassification of cash flow hedge to net income	—	—	—	—	0.3	0.3
Foreign currency translation and other	—	—	0.5	(2.8)	(33.0)	(35.3)
Balance as of December 31, 2024	132.6	1.3	3,834.4	(1,322.9)	(160.1)	2,352.7
Net income	—	—	—	1,066.6	—	1,066.6
Equity-based compensation expense	—	—	83.6	—	—	83.6
Shares issued under equity-based compensation plans	0.6	—	29.5	—	—	29.5
Coworker Stock Purchase Plan	0.2	—	26.8	—	—	26.8
Repurchases of common stock	(4.0)	—	—	(653.0)	—	(653.0)
Dividend payments ($2.505 per share)	—	—	3.3	(331.9)	—	(328.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(26.1)	—	(26.1)
Unrealized loss from hedge accounting	—	—	—	—	(0.2)	(0.2)
Reclassification of cash flow hedge to net income	—	—	—	—	0.8	0.8
Foreign currency translation and other	—	—	0.9	(6.6)	59.7	54.0
Balance as of December 31, 2025	129.4	$1.3	$3,978.5	$(1,273.9)	$(99.8)	$2,606.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”), a Fortune 500 company and member of the S&P 500 Index, is a leading multi-brand provider of information technology (“IT”) solutions to business, government, education, and healthcare customers in the United States (“US”), the United Kingdom (“UK”), and Canada. The Company’s broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience, and security.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Restricted cash represents funds that are restricted to satisfy deposit requirements with creditors. Restricted cash is presented within Prepaid expenses and other on the Consolidated Balance Sheets and was $0.2 million and $4.2 million as of December 31, 2025 and 2024, respectively.
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
The Company occasionally may transfer certain accounts receivable, without recourse, to third-party financial companies as a method to accelerate cash collections and reduce the Company’s credit exposure. Under these agreements, the Company may transfer certain accounts receivable in exchange for cash less a discount, as defined by the agreements. The Company’s ability to sell receivables is dependent on the financial institutions’ willingness to purchase such receivables. In addition, certain of these agreements may also require that the Company continue to service, administer, and collect the sold accounts receivable. Such transfers are recognized as a sale and the related accounts receivable is derecognized from the Consolidated Balance Sheet upon receipt of the third-party financing company’s payment.
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
For unbilled accounts receivable, the allowance is measured based on internal risk rating, which considers the customer’s credit rating, the duration of the multi-year arrangement, probability of default rates published by third-parties, and other variables that mitigate the inherent credit risk on a particular transaction, such a legal right of set-off to the Company’s exposure. The internal risk rating is periodically reviewed for updates related to a customer’s credit rating and probability of default rates. Upon determining the internal risk rating, the allowance for credit loss is measured using the third-party default rates, adjusted for forecasted macroeconomic conditions. Given the nature of these unbilled receivables tied to multi-year arrangements and the robust credit approval process on long-term payment terms, the internal risk rating of these receivables is primarily low.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Miscellaneous Receivables
Miscellaneous receivables primarily consist of amounts due from vendors. The Company receives incentives from vendors related to cooperative advertising, volume rebates, bid programs, price protection, and other programs. These incentives generally relate to written vendor agreements with specified performance requirements and are generally recorded as adjustments to Cost of sales or Merchandise inventory, depending on the nature of the incentive. Funds received from vendors related to the reimbursement of specific, incremental, and identifiable costs incurred by the Company are recorded as reduction of such costs, which may be within Selling and administrative expenses.
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
Leases
The Company enters into operating lease contracts, as assessed at contract inception, primarily for real estate, data centers, and equipment. On the lease commencement date, the Company records operating lease liabilities based on the present value of the future lease payments. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. For real estate and data center contracts, the Company accounts for the lease and non-lease components as a single lease component. For certain equipment leases, the Company applies a portfolio approach to account for the right-of-use asset and operating lease liability. In assessing the lease term, the Company includes options to renew only when it is reasonably certain that it will be exercised, a determination which is at the sole discretion of the Company. For equipment leases used in revenue generating activities with an initial term of 12 months or less, the Company records a right-of-use asset and lease liability. For all remaining leases with an initial term of 12 months or less, the Company has elected to not record a right-of-use asset and lease liability. The Company records lease expense on a straight-line basis over the lease term beginning on the commencement date.
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
Under a qualitative assessment, the most recent quantitative assessment is used to determine if it is more likely than not that the reporting unit’s goodwill is impaired. As part of this qualitative assessment, the Company assesses relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events to determine if there is an indication of impairment.
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
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including Net sales growth rates, gross profit margins, operating margins, discount rates, and future market conditions, among others. Any changes in the judgments, estimates, or assumptions used could produce significantly different results.
Intangible Assets
Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives. Intangible assets include customer relationships, trade name, and internally developed software. For internally developed software, the Company capitalizes external costs and directly attributable internal costs to acquire or create internal use software which are incurred during the application development stage. These costs relate to activities such as configuration, coding, testing, and installation. Costs related to post-implementation activities such as training and maintenance are expensed as incurred. Once the software is substantially complete and ready for its intended use, capitalized development costs are amortized straight-line over the estimated useful life of the software.
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
Cloud Computing Arrangements
The Company enters into certain cloud-based software hosting arrangements for internal use that are accounted for as service contracts. Costs incurred in implementing a cloud computing arrangement are deferred during the application development stage and presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets. Once a cloud computing arrangement is ready for its intended use, the implementation costs are amortized on a straight-line basis over the fixed term of the hosting arrangement plus any reasonably certain renewal periods. The portion of these costs expected to be amortized within the next 12 months is presented in Prepaid expenses and other on the Consolidated Balance Sheets.
Debt Issuance Costs
Debt issuance costs, such as underwriting, financial advisory, professional fees, and other similar fees are capitalized and recognized in Interest expense, net over the estimated life of the related debt instrument using the effective interest method or straight-line method, as applicable. The Company classifies debt issuance costs as a direct deduction from the carrying value of the Long-term debt liability on the Consolidated Balance Sheets, except for debt issuance costs associated with revolving credit facilities which are presented as an asset, within Other assets on the Consolidated Balance Sheets.
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
Revenue Recognition
The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers, cloud providers, and wholesale distributors. The Company may sell hardware, software, and services on standalone basis or as a bundled solution arrangement. For additional information on the disaggregation of Net sales by major category, see Note 17 (Segment Information).
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance, and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified product or service, (ii) the Company has inventory risk before the specified product has been transferred to a customer or after transfer of control to the customer, and (iii) the Company has discretion in establishing the price for the specified product or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.
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
In some instances, the customer agrees to buy the hardware from the Company but requests delivery at a later date, commonly known as bill-and-hold arrangements. For these transactions, the Company deems that control passes to the customer when the hardware is ready for delivery. The Company views hardware as ready for delivery when: (i) the customer has a signed agreement, (ii) significant risk and rewards have transferred to the customer, (iii) the customer has the ability to direct the use of the hardware, (iv) the hardware has been set aside specifically for the customer and cannot be redirected to another customer, and (v) as applicable, the configuration services have been completed when ordered with the hardware.
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
Revenue Recognition for Software
Revenues from the sale of software include perpetual licenses, term licenses, software assurance, and cloud computing solutions. From time to time, such software may be sold as fixed, non-cancellable multi-installment arrangements (i.e., multi-year arrangements) or variable, cancellable arrangements (more common in cloud computing arrangements). In these instances, the Company recognizes revenue based on its present enforceable rights and obligations and when it has completed its performance obligation. When the timing of revenue recognition differs from the timing of invoicing, the Company has determined that such arrangements do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing software and to mirror the payment terms offered by the software publisher.
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
The Company sells cloud computing solutions which include Software as a Service (“SaaS”) and Infrastructure as a Service (“IaaS”). SaaS solutions, commonly referred to as subscription licenses, utilize third-party partners to offer the Company’s customers access to software in the cloud that enhances office productivity, provides security, or assists in collaboration. IaaS solutions utilize third-party partners to enable customers to access data center functionality in a cloud-based solution, including storage, computing, and networking. In these transactions, the Company is acting as an agent and recognizes revenue once its agency performance obligation is complete.
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
Revenue Recognition for Services
Revenues from the sale of services include professional services, hosted and managed services, and vendor partner delivered services. Depending on the nature of the service, the Company may be acting as a principal or an agent.
The Company provides professional services, which include project managers, specialists, and engineers, recommending, designing, and implementing IT solutions. The Company is primarily responsible for the fulfillment and acceptability of the professional services and has control over how to provide the requested services. As a result, the Company is the principal, and professional services revenue is recognized on a gross basis either on a time and

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
materials basis for variable contracts or proportionally as costs are incurred relative to the total estimated costs to complete for fixed fee contracts (i.e., an input method).
The Company provides hosted and managed services which primarily includes IT support services and data center services, such as managed and remote managed services, server co-location, internet connectivity, and data backup and storage. Similar to professional services revenue, the Company is the principal in providing these services. Generally, hosted and managed services represent stand-ready obligations and, therefore, the Company recognizes the revenue on a gross basis, ratably over the contractual term.
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
Revenue Recognition for Bundled Arrangements
The Company often sells hardware, software, and services as part of a bundled solution arrangement containing multiple performance obligations. For each deliverable that represents a distinct performance obligation, total arrangement consideration is allocated based upon the standalone selling prices of each performance obligation.
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
Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Contract liabilities primarily arise due to professional services with fixed fee arrangements, bill-and-hold transactions where control has not passed to the customer, and certain governmental contracts.

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
Advertising
Advertising costs are generally charged to expense in the period incurred and are presented in Selling and administrative expenses in the Consolidated Statements of Operations. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The Company generally classifies vendor consideration as a reduction to Cost of sales. During the years ended December 31, 2025, 2024, and 2023, the Company had advertising costs of $223 million, $218 million and $215 million, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
2.     Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles— Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes stage-based capitalization rules for internal-use software to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may apply the guidance using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). This ASU introduces a practical expedient for all entities when estimating credit losses on current accounts receivable and/or current contract assets by assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. An entity that elects the practical expedient should apply the amendments on a prospective basis. The Company adopted this ASU and elected to apply the practical expedient beginning January 1, 2026. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments on a prospective basis, but retrospective application is permitted. The Company adopted this ASU on a prospective basis which resulted in revised disclosures beginning with the 2025 annual reporting period while comparative reporting periods are not updated under the new ASU within Note 10 (Income Taxes).
3.     Acquisitions
Mission Cloud Services, Inc. (“Mission”)
On November 27, 2024, the Company completed its acquisition of Mission through a purchase of all the issued and outstanding equity interests for a base purchase price of $330 million. During the fourth quarter of 2025, the Company finalized the purchase price and completed its identification and measurement of the assets acquired and liabilities assumed as of the date of the acquisition. There were no significant adjustments to the preliminary purchase price allocation. The Company recorded $220 million of Goodwill and $137 million of other intangible assets, which primarily related to customer relationships.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
4.     Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	December 31,
	2025	2024
Accounts receivable, current(1)	$5,014.9	$4,386.4
Unbilled accounts receivable, current(1)	1,297.5	749.4
Unbilled accounts receivable, noncurrent(2)	1,245.4	923.0
Total accounts receivable	$7,557.8	$6,058.8
(1)Accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Unbilled accounts receivable, noncurrent are presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable are derecognized from the Consolidated Balance Sheets upon receipt of payment from the third-party financing company. During the years ended December 31, 2025 and 2024, the Company sold approximately $569 million and $477 million of accounts receivable, respectively.
The Company recognizes an allowance for credit losses at inception and reassesses quarterly based on expected collectability and forecasted macroeconomic conditions. The following table details the changes in the allowance for credit losses related to accounts receivable:

	As of December 31,
	2025	2024
Balance as of January 1	$47.4	$28.8
Increase to provision for credit losses	37.2	32.2
Write-offs charged against the allowance for credit losses	(15.9)	(14.8)
Other	2.7	1.2
Balance as of December 31(1)	$71.4	$47.4
(1)Includes a $6 million and $4 million allowance for credit losses related to unbilled accounts receivable, noncurrent which is presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
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

	December 31,
	2025	2024
Contract assets(1)	$159.0	$97.1
Contract liabilities(2)(3)	565.0	522.3
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
(2)Includes $31 million and $31 million of long-term contract liabilities that are presented within Accounts payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
(3)For the years ended December 31, 2025 and 2024, the Company recognized revenue of $393 million and $315 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For additional information regarding the Company’s performance obligations, see Note 1 (Description of Business and Summary of Significant Accounting Policies). The following table represents the total transaction price for the remaining performance obligations as of December 31, 2025, related to non-cancelable managed and professional service contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$147.6	$74.8	$30.0	$9.3
5.     Property and Equipment
Property and equipment consist of the following:

		December 31,
	Useful Lives (Years)	2025	2024
Computer and data processing equipment	3 - 5	$167.7	$204.7
Building and leasehold improvements	5 - 25	144.3	133.6
Machinery and equipment	5 - 10	51.7	50.0
Computer software	3 - 5	29.1	35.3
Furniture and fixtures	5 - 10	32.2	31.1
Land	-*	27.7	27.7
Revenue generating assets	1 - 5	1.7	1.8
Construction in progress	-*	20.4	28.2
Property and equipment, gross		474.8	512.4
Less: Accumulated depreciation		(303.3)	(320.4)
Property and equipment, net		$171.5	$192.0
*Asset is not depreciated.
During 2025, 2024, and 2023, the Company recorded disposals of $69 million, $37 million, and $56 million, respectively, to derecognize Property and equipment that were no longer in use.
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $48 million, $53 million, and $52 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.     Goodwill and Other Intangible Assets
Goodwill
The changes in Goodwill by reportable segment are as follows:

	Corporate	Small Business	Public	Other(1)	Consolidated
Balances as of December 31, 2023(2)	$2,153.1	$230.2	$1,695.1	$335.0	$4,413.4
Acquisition activity(3)	217.7	—	0.4	—	218.1
Foreign currency translation	—	—	—	(11.1)	(11.1)
Balances as of December 31, 2024(2)	2,370.8	230.2	1,695.5	323.9	4,620.4
Acquisition activity(4)	2.7	—	16.6	—	19.3
Foreign currency translation	—	—	—	22.6	22.6
Balances as of December 31, 2025(2)	$2,373.5	$230.2	$1,712.1	$346.5	$4,662.3
(1)Other is comprised of CDW UK and CDW Canada operating segments.
(2)Goodwill is net of accumulated impairment losses of $1,571 million, $354 million, and $28 million related to the Corporate, Public, and Other segments, respectively, recorded in 2008 and 2009.
(3)The acquisition of Mission is fully allocated to the Corporate segment. For additional information regarding the acquisition of Mission, see Note 3 (Acquisitions). Remaining activity in the Public segments includes other immaterial acquisitions.
(4)Includes an immaterial acquisition and adjustments related to Mission upon finalizing the purchase accounting.
The Company performed qualitative impairment assessments for all reporting units during the fourth quarter of 2025 and 2024 and concluded that it was more likely than not that the fair values of all reporting units exceeded their respective carrying values and, therefore, no impairment existed. The Company performed a quantitative impairment assessment for all reporting units during the fourth quarter of 2023 and determined that the fair values of each reporting unit substantially exceeded their carrying values and, therefore, no impairment existed.
Other Intangible Assets
A summary of intangible assets is as follows:

December 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 - 14	$3,496.2	$(2,517.5)	$978.7
Trade name	1 - 20	448.5	(409.7)	38.8
Internally developed software	3 - 5	436.0	(293.0)	143.0
Other	1 - 10	35.0	(9.1)	25.9
Total		$4,415.7	$(3,229.3)	$1,186.4

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3 - 14	$3,478.1	$(2,361.6)	$1,116.5
Trade name	1 - 20	449.6	(387.6)	62.0
Internally developed software	3 - 5	391.6	(246.9)	144.7
Other	1 - 10	35.6	(2.2)	33.4
Total		$4,354.9	$(2,998.3)	$1,356.6
During the years ended December 31, 2025, 2024, and 2023, the Company recorded disposals of $32 million, $155 million and $33 million, respectively, to derecognize intangible assets that were no longer in use.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded amortization expense related to intangible assets of $248 million, $222 million and $219 million, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,	Estimated Future Amortization Expense
2026	$249.0
2027	208.4
2028	158.5
2029	126.7
2030	124.1
Thereafter	319.7
Total future amortization expense	$1,186.4
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
The amounts outstanding under these agreements as of December 31, 2025 and 2024 were $353 million and $355 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floor plan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 8 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 8 (Debt).
The following table details the changes in the Company’s confirmed obligations outstanding related to inventory financing agreements:

	As of December 31,
	2025	2024
Confirmed obligations outstanding as of January 1	$355.2	$430.9
Invoices confirmed during the period	2,370.0	2,388.1
Confirmed invoices paid during the period	(2,372.6)	(2,463.8)
Confirmed obligations outstanding as of December 31	$352.6	$355.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
8.     Debt

			As of December 31,
	Maturity Date	Interest Rate	2025	2024
Credit Facility
Senior unsecured revolving loan facility	December 2026	Variable	$—	$—
Senior unsecured revolving loan facility	December 2030	Variable	—	—

Term Loan
Senior unsecured term loan facility	December 2026	Variable	—	634.5
Senior unsecured term loan facility	December 2030	Variable	634.5	—

Unsecured Senior Notes
Senior notes due 2025	May 2025	4.125%	—	211.1
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2030	March 2030	5.100%	600.0	600.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2034	August 2034	5.550%	600.0	600.0
Total unsecured senior notes			5,000.0	5,211.1

Receivable financing liability			15.3	21.2
Other long-term obligations			5.5	8.8
Unamortized debt issuance costs and discount			(25.5)	(32.8)
Current maturities of long-term debt			(1,007.5)	(235.8)
Total long-term debt			$4,622.3	$5,607.0
As of December 31, 2025, the Company is in compliance with the covenants under its credit agreements and indentures.
Senior Credit Facility
In December 2025, the Company entered into a new credit agreement (the “Senior Credit Facility”) consisting of a five‑year $2.25 billion senior unsecured revolving loan facility (the “Revolving Loan Facility”) and a five‑year $634.5 million senior unsecured term loan facility (the “Term Loan Facility”) with a variable interest rate. The interest rate for the Senior Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a margin based on the Company’s senior unsecured rating.
The Company can draw tranches from the Revolving Loan Facility denominated in US dollars, British pounds, Canadian dollars, or Euros. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit, and floorplan financing. The Revolving Loan Facility replaced the Company’s previous senior unsecured revolving loan facility and increased the borrowing capacity available to the Company by $650 million. As of December 31, 2025, the Company could have borrowed up to an additional $1.9 billion under the Revolving Loan Facility. As of December 31, 2025, the Revolving Loan Facility had $324 million reserved for the floorplan sub-facility. The net loss recognized on extinguishment of the previous revolving loan facility due December 2026 was insignificant for the year ended December 31, 2025.
No mandatory payments are required on the principal amount of the Term Loan Facility until its maturity date on December 17, 2030. The Term Loan Facility replaced the previous senior unsecured term loan facility. The net loss

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
recognized on extinguishment of the previous term loan facility due December 2026 was insignificant for the year ended December 31, 2025.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually. In August 2024, the Company completed the issuance of $600 million aggregate principal amount of 5.100% Senior Notes due 2030 and $600 million aggregate principal amount of 5.550% Senior Notes due 2034. The net proceeds from the Notes issuance were used to fund the settlement of the concurrent cash tender offer, the October 2024 redemption of the remaining 5.500% Senior Notes due 2024 of $184 million, the $211 million repayment in May 2025 of the remaining aggregate principal amount of the 4.125% Senior Notes due 2025 at maturity, and the payment of related accrued and unpaid interest, fees, and expenses.
Receivable Financing
The receivable financing liability relates to certain accounts receivable transferred to third-party financial institutions that did not qualify as a sale under the terms of the agreements. While the terms of such agreements are on a nonrecourse basis, the transfers of accounts receivable could not achieve certain criteria that would allow derecognition of the accounts receivable. The proceeds from these arrangements are recognized as a liability and the associated accounts receivable remains on the Consolidated Balance Sheets until the liability is settled. During the year ended December 31, 2025, the Company executed $14 million of transfers under these agreements.
Total Debt Maturities
As of December 31, 2025, aggregate future maturities of debt, excluding unamortized debt issuance costs, are as follows for the years ending December 31:

Years	Debt Maturities
2026	$1,009.1
2027	6.4
2028	1,105.3
2029	700.0
2030	1,234.5
Thereafter	1,600.0
Total debt maturities	$5,655.3
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

	December 31,
	2025	2024
Fair value	$5,552.5	$5,602.8
Carrying value	5,655.3	5,875.6

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
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The Company has interest rate collar agreements that provide for contractually specified interest rate cap and an interest rate floor based on SOFR. The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed for the year ended December 31, 2025.
As of December 31, 2025, and December 31, 2024, the interest rate collar agreements were classified within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of December 31, 2025, and December 31, 2024, which mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the year ended December 31, 2025, the change in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net was not material.
Short-term Investments
Short-term investments, which have a maturity that extends beyond three months but within one year, is comprised of a certificate of deposit. The certificate of deposit with a principal amount of $211 million matured in April 2025 of which the proceeds were used to repay the remaining aggregate principal amount of the 4.125% Senior Notes due 2025. As of December 31, 2025, there were no Short-term investments outstanding on the Consolidated Balance Sheets.
10.     Income Taxes
Income before income taxes was taxed under the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
Domestic	$1,261.8	$1,312.5	$1,298.1
Foreign	165.6	122.9	152.1
Total	$1,427.4	$1,435.4	$1,450.2

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Components of Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$242.7	$267.4	$267.3
State	70.5	72.8	69.7
Foreign	46.3	31.5	41.6
Total current	359.5	371.7	378.6
Deferred:
Federal	9.3	(13.1)	(22.9)
State	(6.7)	(0.9)	(6.4)
Foreign	(1.3)	(0.1)	(3.4)
Total deferred	1.3	(14.1)	(32.7)
Income tax expense	$360.8	$357.6	$345.9

The following table is a reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective income tax rate for the year ended December 31, 2025, based on the adoption of ASU 2023-09:

	Year Ended December 31,
	2025
Statutory federal income tax rate	$299.7	21.0%
State and local tax, net of federal income tax effect(1)	50.5	3.5
Foreign tax effects	10.0	0.7
Nontaxable or nondeductible items:
Excess tax benefits on equity awards	(3.1)	(0.2)
Other nontaxable or nondeductible items	10.3	0.7
Total nontaxable or nondeductible items	7.2	0.5
Other	(6.6)	(0.5)
Effective income tax rate	$360.8	25.3%
(1)The states that contribute the majority (greater than 50%) of the tax effect in this category include Illinois, California, New York, and New Jersey for the year-ended December 31, 2025.

The following table is a reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the effective income tax rate for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09.

	Year Ended December 31,
	2024		2023
Statutory federal income tax rate	$301.4	21.0%	$304.5	21.0%
State taxes, net of federal effect	60.0	4.2	55.8	3.8
Excess tax benefit of equity awards	(15.5)	(1.1)	(29.6)	(2.0)
Tax on foreign earnings	5.8	0.4	8.5	0.6
Other	5.9	0.4	6.7	0.5
Effective income tax rate	$357.6	24.9%	$345.9	23.9%

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents income taxes paid, net of refunds, for the year ended December 31, 2025, based on the adoption of ASU 2023-09:

Year Ended December 31,
2025
Federal	$212.4
State	65.8
Foreign
UK	29.6
All other foreign	18.2
Total	$326.0
In 2025, the UK was the only jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid.

The tax effect of temporary differences that give rise to net deferred income tax liabilities is presented below.

	December 31,
	2025	2024
Deferred tax assets:
Contract liabilities	$45.8	$33.5
Equity compensation plans	28.2	29.4
Net operating loss and credit carryforwards, net	32.0	40.2
Payroll and benefits	5.8	10.3
Operating lease liabilities	43.2	38.7
Accounts receivable	27.3	20.7
Other	20.4	22.5
Total deferred tax assets	202.7	195.3

Deferred tax liabilities:
Acquisition-related intangibles	251.6	279.8
Property and equipment	42.8	14.7
Operating lease right-of-use assets	28.4	22.5
Other	28.6	23.0
Total deferred tax liabilities	351.4	340.0
Deferred tax asset valuation allowance	22.5	21.9
Net deferred tax liabilities	$171.2	$166.6
The Company has income tax net operating losses of $108 million that do not expire and international tax credit carryforwards of $17 million, which expire in 2027.
The Company is indefinitely reinvested in its UK business, and therefore did not provide for any US deferred taxes on the earnings of the UK business. The Company is not permanently reinvested in its Canadian business and therefore has recognized deferred tax liabilities of $9 million as of December 31, 2025, related to Canada withholding taxes on earnings of its Canadian business.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Changes in the Company’s unrecognized tax benefits as of December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Balance as of January 1	$19.7	$19.3	$18.7
Additions/reductions for current year and prior year	(1.2)	0.4	0.6
Balance as of December 31	$18.5	$19.7	$19.3
As of December 31, 2025, the Company had $19 million of unrecognized tax benefits that, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net income. The impact of recognizing these tax benefits, net of the federal income tax benefit related to unrecognized state income tax benefits, would be approximately $15 million.
11.     Leases
The Company has operating leases primarily for real estate, data centers, and equipment. Remaining lease terms are up to 10 years.
Supplemental Consolidated Balance Sheets information related to the Company’s operating leases is as follows:

		December 31,
Lease	Balance Sheet Presentation	2025	2024
Operating lease right-of-use asset	Operating lease right-of-use assets	$136.7	$120.2

Current operating lease liabilities	Accrued expenses and other current liabilities - Other	$32.9	$32.2
Long-term operating lease liabilities	Long-term liabilities - Operating lease liabilities	157.8	149.1
Total lease liabilities		$190.7	$181.3

		December 31,
Lease term and discount rate		2025	2024
Weighted average remaining lease term (years)		7.2	7.9
Weighted average discount rate		4.19%	4.26%
Operating lease cost, inclusive of variable and short-term lease cost, for the years ended December 31, 2025, 2024, and 2023 was $59 million, $60 million, and $62 million, respectively.
As of December 31, 2025, aggregate future maturities of operating lease liabilities are as follows for the years ending December 31:

Years	Operating Lease Liabilities
2026	$40.8
2027	36.2
2028	31.3
2029	23.8
2030	20.9
Thereafter	71.5
Total lease payments	$224.5
Less: Interest	(32.7)
Less: Lease Incentives(1)	(1.1)
Present value of lease liabilities	$190.7
(1)Includes lease incentives that will be realized in 2026.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$46.0	$44.0	$41.7
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$41.6	$18.7	$24.6
12.     Stockholders’ Equity
Share Repurchase Program
The Company has a share repurchase program under which it may repurchase shares of its common stock from time to time in privately negotiated transactions, open market purchases or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements, and capital availability. The share repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and the program may be modified, suspended, or discontinued at any time. All shares repurchased under the share repurchase program are retired and recorded under the par value method on the accompanying Consolidated Balance Sheets.
During 2025, the Company repurchased 4.0 million shares of its common stock for $653 million under the share repurchase program. On February 5, 2025, the Company announced that its Board of Directors authorized a $750 million increase to the share repurchase program. As of December 31, 2025, the Company has approximately $685 million remaining under the program.
13.     Equity-Based Compensation
Equity-based compensation expense, which is recorded in Selling and administrative expenses in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2025	2024	2023
Equity-based compensation expense	$83.6	$64.7	$93.7
Income tax benefit(1)	(13.4)	(10.8)	(17.3)
Equity-based compensation expense, net of tax	$70.2	$53.9	$76.4
(1)Represents equity-based compensation tax expense at the statutory tax rates. Excess tax benefits associated with equity awards are excluded from this disclosure. The excess tax benefits associated with equity awards related to federal taxes are separately disclosed in Note 10 (Income Taxes) for the year ended December 31, 2025. The excess tax benefits associated with equity awards related to federal, state and foreign taxes are separately disclosed in Note 10 (Income Taxes) for the years ended December 31, 2024 and 2023.
The total unrecognized compensation cost related to non-vested awards was $97 million as of December 31, 2025, and is expected to be recognized over a weighted-average period of 1.9 years.
Long-Term Incentive Plan
The 2021 Long-Term Incentive Plan (“2021 LTIP”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, and performance awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 LTIP is 22.1 million shares. As of December 31, 2025, 5.8 million shares were available for issuance under the 2021 LTIP. Authorized but unissued shares are reserved for issuance in connection with equity-based awards.
Stock Options
The exercise price of a stock option granted is equal to the fair value of the underlying stock on the date of the grant. Stock options granted under the LTIP have a contractual term of ten years and generally vest ratably over three years. To estimate the fair value of options granted, the Company uses the Black-Scholes option pricing model.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
There were no stock options granted in the year ended December 31, 2025. The weighted-average assumptions used to value the stock options granted for the years ended December 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Weighted average grant date fair value	$76.21	$64.77
Expected volatility(1)	29.32%	29.94%
Risk-free rate(2)	4.07%	3.80%
Expected dividend yield	1.08%	1.24%
Expected term (in years)(3)	5.4	5.5
(1)Based on a weighting of the historical volatility and implied volatility.
(2)Based on a composite US Treasury rate.
(3)Based on contractual term length and on historical experience of both exercised and unexercised options.
Stock option activity for the year ended December 31, 2025, was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,766,299	$134.15
Granted	—	—
Forfeited/Expired	(53,173)	195.68
Exercised(1)	(339,601)	86.97
Outstanding at December 31, 2025	2,373,525	139.52	4.59	$52.4

Vested and exercisable at December 31, 2025	2,184,456	$132.40	4.37	$52.4
Expected to vest after December 31, 2025	189,069	$221.82	7.14
(1)The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $28 million, $66 million, and $97 million, respectively.
Restricted Stock Units (“RSUs”)
Restricted stock units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. RSUs granted under the 2021 LTIP vest either ratably over three years or cliff-vest at the end of three years. The fair value of RSUs is equal to the closing price of the Company’s common stock on date of grant.
RSU activity for the year ended December 31, 2025, was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	491,352	$196.58
Granted(1)	393,125	168.80
Vested(2)	(196,261)	192.23
Forfeited	(26,979)	190.28
Non-vested at December 31, 2025	661,237	181.61
(1)The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $168.80, $203.24, and $189.30, respectively.
(2)The aggregate fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $38 million, $37 million, and $27 million, respectively.
Performance Share Units (“PSUs”)
Performance share units represent the right to receive unrestricted shares of the Company’s stock at the time of vesting. PSUs granted under the 2021 LTIP cliff-vest at the end of three years. The majority of the PSUs will vest

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
between 0% to 200% of the number of PSUs granted based on the Company’s performance against a cumulative adjusted free cash flow measure and cumulative non-GAAP net income per diluted share measure over a three-year performance period.
PSU activity for the year ended December 31, 2025, was as follows:

	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	430,281	$210.22
Granted(1)	260,230	173.02
Attainment adjustment(2)	(52,430)	196.70
Vested(3)	(236,834)	193.43
Forfeited	(21,620)	207.35
Non-vested at December 31, 2025	379,627	197.22
(1)The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2025, 2024, and 2023 was $173.02, $224.53, and $210.30, respectively.
(2)During the year ended December 31, 2025, the PSUs that vested at December 31, 2024, were adjusted to reflect final attainment.
(3)The aggregate fair value of PSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $46 million, $42 million, and $35 million, respectively.
14.     Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Year Ended December 31,
	2025	2024	2023
Basic weighted-average shares outstanding	131.3	133.8	134.6
Effect of dilutive securities(1)	0.8	1.4	1.7
Diluted weighted-average shares outstanding(2)	132.1	135.2	136.3
(1)The dilutive effect of outstanding stock options, RSUs, PSUs, and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.3 million potential common shares excluded from diluted weighted-average shares outstanding for the years ended December 31, 2025, 2024, and 2023, respectively. Inclusion of these common shares in diluted weighted average shares outstanding would have had an anti-dilutive effect.
15.     Coworker Retirement and Other Compensation Benefits
Profit Sharing Plan and Other Savings Plans
The Company has a profit-sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all coworkers in the US. In addition, coworkers outside the US participate in other savings plans. Company contributions to the profit sharing and other savings plans are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2025, 2024, and 2023, the amounts expensed for these plans were $33 million, $27 million, and $20 million, respectively.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
16.     Commitments and Contingencies
The Company is party to various legal proceedings that arise in the ordinary course of its business, which include commercial, intellectual property, employment, tort, and other litigation matters. The Company is also subject to audit by federal, state, international, national, provincial, and local authorities, and by various partners, group purchasing organizations, and customers, including government agencies, relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts. From time to time, certain customers of the Company file voluntary petitions for reorganization or liquidation under the US bankruptcy laws or similar laws of the jurisdictions for the Company’s business activities outside of the US. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator.
As of December 31, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
The Company received a Civil Investigative Demand, issued by Department of Justice (“DOJ”) on June 11, 2024, in connection with a False Claims Act investigation. The DOJ requested information relating to bids that the Company submitted for contracts funded in whole or in part by the Schools and Libraries Program (E-Rate Program). The Company provided information in response to the CID in November 2024. The Company is unaware of any further activity in the matter and therefore is unable to assess the probability of any particular outcome or financial impact at this time.
17.     Segment Information
The Company has three reportable segments: “Corporate,” “Small Business,” and “Public.” In addition, there are two other operating segments: CDW UK and CDW Canada, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”). The organizational structure of the Company’s segments is determined based on how the chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates performance, allocates resources, and manages operations, which is primarily based on customer base. Specifically, the “Corporate” reportable segment is primarily comprised of private sector business customers with more than 250 employees in the US, the “Small Business” reportable segment is primarily comprised of private sector business customers with up to 250 employees in the US, and the “Public” reportable segment is comprised of government agencies and education and healthcare institutions in the US.
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
The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution, and fulfillment services to support the “Corporate,” “Small Business,” and “Public” segments. As a result, costs and intercompany charges associated with the logistics function are fully allocated to all of these segments based on a percent of Net sales. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal, and coworker services. Headquarters function costs that are not allocated to the segments and are included under the heading of “Headquarters” in the tables below.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Information about the Company’s segments for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Corporate	Small Business	Public	Other	Headquarters	Total
2025:
Net sales	$9,442.4	$1,726.7	$8,535.2	$2,719.8	$—	$22,424.1
Cost of sales	7,240.5	1,332.9	6,812.9	2,164.4	—	17,550.7
Gross profit	2,201.9	393.8	1,722.3	555.4	—	4,873.4
Other segment expense items(1)	1,312.6	190.6	972.0	401.2	341.4	3,217.8
Operating income (loss)	$889.3	$203.2	$750.3	$154.2	$(341.4)	$1,655.6

Other Segment Information(2)
Depreciation and amortization expense	$111.2	$7.4	$69.5	$29.0	$78.5	$295.6

2024:
Net sales	$8,837.2	$1,523.5	$8,157.7	$2,480.3	$—	$20,998.7
Cost of sales	6,737.7	1,170.6	6,498.5	1,989.5	—	16,396.3
Gross profit	2,099.5	352.9	1,659.2	490.8	—	4,602.4
Other segment expense items(1)	1,220.0	171.9	913.3	378.7	267.2	2,951.1
Operating income (loss)	$879.5	$181.0	$745.9	$112.1	$(267.2)	$1,651.3

Other Segment Information(2)
Depreciation and amortization expense	$76.5	$3.4	$55.4	$28.1	$111.9	$275.3

2023:
Net sales	$8,960.8	$1,556.0	$8,305.7	$2,553.5	$—	$21,376.0
Cost of sales	6,833.0	1,194.3	6,638.2	2,058.1	—	16,723.6
Gross profit	2,127.8	361.7	1,667.5	495.4	—	4,652.4
Other segment expense items(1)	1,281.0	184.4	932.5	353.3	220.3	2,971.5
Operating income (loss)	$846.8	$177.3	$735.0	$142.1	$(220.3)	$1,680.9

Other Segment Information(2)
Depreciation and amortization expense	$82.1	$4.7	$58.4	$30.1	$95.4	$270.7
(1)Primarily includes payroll and other coworker costs, advertising expense, and other selling and administrative costs.
(2)Depreciation and amortization expense is primarily included within Other segment expense items.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
    Geographic Areas and Revenue Mix

	Year Ended December 31, 2025
	Corporate	Small Business	Public	Other	Total
Geography(1)
United States	$9,371.7	$1,699.9	$8,524.8	$24.8	$19,621.2
Rest of World	70.7	26.8	10.4	2,695.0	2,802.9
Total Net sales	$9,442.4	$1,726.7	$8,535.2	$2,719.8	$22,424.1

Major Product and Services
Hardware	$6,402.6	$1,342.0	$6,336.0	$1,990.0	$16,070.6
Software	2,053.7	275.4	1,483.1	390.8	4,203.0
Services	923.9	91.0	697.4	323.4	2,035.7
Other(2)	62.2	18.3	18.7	15.6	114.8
Total Net sales	$9,442.4	$1,726.7	$8,535.2	$2,719.8	$22,424.1

Sales by Customer Channel
Corporate	$9,442.4	$—	$—	$—	$9,442.4
Small Business	—	1,726.7	—	—	1,726.7
Government	—	—	2,589.5	—	2,589.5
Education	—	—	3,109.6	—	3,109.6
Healthcare	—	—	2,836.1	—	2,836.1
Other	—	—	—	2,719.8	2,719.8
Total Net sales	$9,442.4	$1,726.7	$8,535.2	$2,719.8	$22,424.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$7,893.3	$1,495.1	$7,422.1	$2,286.1	$19,096.6
Transferred at a point in time where CDW is agent	840.6	166.3	559.9	156.4	1,723.2
Transferred over time where CDW is principal	708.5	65.3	553.2	277.3	1,604.3
Total Net sales	$9,442.4	$1,726.7	$8,535.2	$2,719.8	$22,424.1
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

Sales by Customer Channel
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

Sales by Customer Channel
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the years ended December 31, 2025, 2024, and 2023. Categories are based upon internal classifications.

	Year Ended December 31,
	2025		2024		2023
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$5,638.0	25.1%	$5,089.9	24.2%	$4,690.5	21.9%
Netcomm Products	2,687.3	12.0	2,538.2	12.1	3,185.4	14.9
Collaboration	1,757.8	7.8	1,770.6	8.4	1,909.7	8.9
Data Storage and Servers	2,151.9	9.6	2,133.8	10.2	2,240.7	10.5
Desktops	1,332.8	5.9	1,111.2	5.3	1,069.1	5.0
Other Hardware	2,502.8	11.2	2,575.4	12.3	2,607.2	12.3
Total Hardware	16,070.6	71.6	15,219.1	72.5	15,702.6	73.5

Software(1)	4,203.0	18.7	3,804.4	18.1	3,799.3	17.8
Services(1)	2,035.7	9.1	1,867.3	8.9	1,761.3	8.2
Other(2)	114.8	0.6	107.9	0.5	112.8	0.5
Total Net sales	$22,424.1	100.0%	$20,998.7	100.0%	$21,376.0	100.0%
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
18.    Subsequent Events

As of December 31, 2025, the Company managed and reported its operating results through three reportable segments: “Corporate,” “Small Business,” and “Public.” CDW UK and CDW Canada, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).
Effective January 1, 2026, the Company realigned its customer-facing organization to better align with the evolving needs of the Company’s customers and end markets. As a result of this realignment, the Company revised its internal reporting structure, which will change the manner in which the CODM evaluates performance, allocates resources, and manages operations. As a result, the Company will have three reportable segments in the US: “Commercial,” “Government,” and “Education.” The “Commercial” segment will have three customer channels representing corporate, financial services, and healthcare customers. CDW UK and CDW Canada will remain unchanged in this new reporting structure. The Company will reflect this change in segment presentation, including recast historical results, in its periodic and annual reports beginning with the period ending March 31, 2026.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013 framework).”
Based on its assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CDW Corporation
Opinion on Internal Control Over Financial Reporting
We have audited CDW Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CDW Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
February 20, 2026

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

See Part I - “Information about our Executive Officers” for the biographical information of our executive officers, which is incorporated by reference in this Item 10. The remaining information required under this Item 10 is incorporated herein by reference to the sections entitled “Corporate Governance – Board Committees,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Insider Trading Policies,” and “Proposal 1 – Election of Directors” in our definitive proxy statement for our 2026 annual meeting of stockholders on May 21, 2026 (“2026 Proxy Statement”), which we will file with the SEC on or before April 30, 2026.

We will provide disclosure of delinquent Section 16(a) reports, if any, in our 2026 Proxy Statement in a section entitled “Ownership of Our Common Stock - Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation

Information required under this Item 11 is incorporated herein by reference to the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Report,” and “2025 Executive Compensation” in the 2026 Proxy Statement; provided that the information under the subheading “Pay Versus Performance” under the principal heading “2025 Executive Compensation” in the 2026 Proxy Statement is not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item 12 is incorporated herein by reference to the sections entitled “Ownership of Our Common Stock” and “Equity Compensation Plan Information” in the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under this Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance – Independence of Our Board of Directors” and “Corporate Governance – Related Person Transactions” in the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services

Information required under this Item 14 is incorporated herein by reference to the sections entitled “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm – Fees Paid to EY” and “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm – Audit Committee Approval Policies and Procedures” in the 2026 Proxy Statement.

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
(b)Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of CDW Corporation	8-K	3.1	5/22/2023
3.2	Amended and Restated Bylaws of CDW Corporation	8-K	3.1	12/18/2024
4.1	Description of CDW Corporation’s Common Stock				X
4.2	Specimen Common Stock Certificate	S-1/A	4.1	6/25/2013
4.3	Base Indenture, dated as of December 1, 2014, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto, and U.S. Bank National Association as trustee	8-K	4.1	12/1/2014
4.4	Fourth Supplemental Indenture, dated as of September 26, 2019, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto, and U.S. Bank National Association as trustee	8-K	4.2	9/26/2019
4.5	Form of 4.250% Senior Note (included as Exhibit A to Exhibit 4.4)	8-K	4.2	9/26/2019
4.6	Sixth Supplemental Indenture, dated as of August 13, 2020, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto, and U.S. Bank National Association as trustee	8-K	4.2	8/13/2020
4.7	Form of 3.25% Senior Note (included as Exhibit A to Exhibit 4.6)	8-K	4.2	8/13/2020
4.8	Seventh Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto, and U.S. Bank National Association as trustee	8-K	4.2	12/1/2021
4.9	Form of 2.670% Senior Note (included as Exhibit A to Exhibit 4.8)	8-K	4.2	12/1/2021
4.10	Eighth Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto, and U.S. Bank National Association as trustee	8-K	4.4	12/1/2021
4.11	Form of 3.276% Senior Note (included as Exhibit A to Exhibit 4.10)	8-K	4.4	12/1/2021

4.12	Ninth Supplemental Indenture, dated as of December 1, 2021, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto, and U.S. Bank National Association as trustee	8-K	4.6	12/1/2021
4.13	Form of 3.569% Senior Note (included as Exhibit A to Exhibit 4.12)	8-K	4.6	12/1/2021
4.14	Eighteenth Supplemental Indenture, dated as of August 22, 2024, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto, and U.S. Bank Trust Company, National Association as trustee	8-K	4.2	8/22/2024
4.15	Form of 5.100% Senior Note (included as Exhibit A to Exhibit 4.14)	8-K	4.2	8/22/2024
4.16	Nineteenth Supplemental Indenture, dated as of August 22, 2024, by and among CDW LLC, CDW Finance Corporation, CDW Corporation, the other guarantors party thereto, and U.S. Bank Trust Company, National Association as trustee	8-K	4.4	8/22/2024
4.17	Form of 5.550% Senior Note (included as Exhibit A to Exhibit 4.16)	8-K	4.4	8/22/2024
10.1	Credit Agreement, dated as of December 17, 2025, by and among CDW LLC, CDW Finance Holdings Limited, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Commercial Distribution Finance, LLC, as floorplan funding agent, and the joint lead arrangers, joint bookrunners, co-syndication agents, and co-documentation agents party thereto	8-K	10.1	12/23/2025
10.2**	Form of Compensation Protection Agreement effective 2023-2025	8-K	10.1	11/14/2022
10.3**	Form of Compensation Protection Agreement effective 2026-2028	8-K	10.2	12/23/2025
10.4**	Form of Indemnification Agreement by and between CDW Corporation and its directors and executive officers	S-1	10.32	6/14/2013
10.5**	CDW Corporation Senior Management Incentive Plan, as Amended and Restated Effective January 1, 2020	10-Q	10.1	8/5/2020
10.6**	CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan	8-K	10.1	5/19/2016
10.7**	CDW Corporation 2021 Long-Term Incentive Plan	8-K	10.1	5/21/2021
10.8**	Form of Stock Option Agreement under the CDW Corporation Amended and Restated 2013 Long-Term Incentive Plan	10-K	10.22	3/1/2017
10.9**	Form of Stock Option Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted prior to February 15, 2023	10-K	10.14	2/28/2022
10.10**	Form of Stock Option Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023	10-K	10.13	2/24/2023
10.11**	Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted prior to February 15, 2023	10-K	10.17	2/28/2022
10.12**	Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 15, 2023 and prior to March 5, 2025	10-K	10.16	2/24/2023
10.13**	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards prior to March 5, 2025	10-K	10.19	2/24/2023
10.14**	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards prior to February 13, 2026	10-K	10.20	2/24/2023
10.15**	Form of Lead Independent Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards prior to February 13, 2026	10-Q	10.1	5/3/2023
10.16**	CDW LLC Nonqualified Deferred Compensation Plan	10-Q	10.3	8/4/2021
10.17**	First Amendment to the CDW LLC Nonqualified Deferred Compensation Plan	10-Q	10.2	5/3/2023

10.18**	CDW Director Deferred Compensation Plan	10-K	10.23	2/28/2022
10.19**	Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for certain awards on or after March 5, 2025	10-Q	10.1	5/7/2025
10.20**	Form of Performance Share Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for certain awards on or after March 5, 2025	10-Q	10.2	5/7/2025
10.21**	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for certain awards on or after March 5, 2025	10-Q	10.3	5/7/2025
10.22**	Form of Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for certain awards on or after March 5, 2025	10-Q	10.4	5/7/2025
10.23**	Form of Non-Employee Director Unrestricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for share units issued in lieu of cash retainer fees earned prior to January 1, 2026	10-Q	10.5	5/7/2025
10.24**	Letter of Understanding, dated as of October 27, 2025, by and among CDW Corporation, CDW LLC, and Sona Chawla				X
10.25**	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 13, 2026				X
10.26**	Form of Lead Independent Director Restricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for awards granted on or after February 13, 2026				X
10.27**
Form of Non-Employee Director Unrestricted Stock Unit Award Agreement under the CDW Corporation 2021 Long-Term Incentive Plan for share units issued in lieu of cash retainer fees earned on or after January 1, 2026
X
19	CDW Corporation Policy on Insider Trading	10-K	19.1	2/21/2025
21	List of subsidiaries				X
22	List of Issuer and Guarantor subsidiaries				X
23	Consent of Ernst & Young LLP				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
97**	CDW Corporation Restatement Disgorgement Policy	10-K	97.1	2/26/2024
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
*    These items are furnished and not filed.
**    A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION

Date:	February 20, 2026	By:	/s/ Christine A. Leahy
Christine A. Leahy
Chair, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christine A. Leahy	Chair, President, and Chief Executive Officer (principal executive officer)	February 20, 2026
Christine A. Leahy

/s/ Albert J. Miralles	Chief Financial Officer and Executive Vice President, Enterprise Business Operations (principal financial officer)	February 20, 2026
Albert J. Miralles

/s/ Peter R. Locy	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 20, 2026
Peter R. Locy

/s/ Virginia C. Addicott	Director	February 20, 2026
Virginia C. Addicott

/s/ James A. Bell	Director	February 20, 2026
James A. Bell

/s/ Lynda M. Clarizio	Director	February 20, 2026
Lynda M. Clarizio

/s/ Anthony R. Foxx	Director	February 20, 2026
Anthony R. Foxx

/s/ Kelly J. Grier	Director	February 20, 2026
Kelly J. Grier

/s/ Marc E. Jones	Director	February 20, 2026
Marc E. Jones

/s/ Sanjay Mehrotra	Director	February 20, 2026
Sanjay Mehrotra

/s/ David W. Nelms	Director	February 20, 2026
David W. Nelms

/s/ Joseph R. Swedish	Director	February 20, 2026
Joseph R. Swedish

/s/ Donna F. Zarcone	Director	February 20, 2026
Donna F. Zarcone