Form 10-Q
period 2026-03-31
CDW Corp
filed 2026-05-06
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of May 1, 2026, there were 127,753,451 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$578.6	$618.7
Accounts receivable, net of allowance for credit losses of $66.4 and $65.2, respectively	6,468.4	6,312.4
Merchandise inventory	820.6	563.4
Miscellaneous receivables	583.4	554.0
Prepaid expenses and other	514.2	452.0
Total current assets	8,965.2	8,500.5
Operating lease right-of-use assets	130.4	136.7
Property and equipment, net	172.2	171.5
Goodwill	4,651.1	4,662.3
Other intangible assets, net	1,137.4	1,186.4
Accounts receivable and other assets, noncurrent	1,397.1	1,370.8
Total Assets	$16,453.4	$16,028.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$4,561.5	$4,220.1
Accounts payable-inventory financing	355.6	352.6
Current maturities of long-term debt	1,005.9	1,007.5
Contract liabilities	597.3	534.0
Accrued expenses and other current liabilities:
Compensation	249.7	318.8
Advertising	237.2	176.1
Sales and income taxes	166.6	82.9
Other	524.7	534.1
Total current liabilities	7,698.5	7,226.1
Long-term liabilities:
Debt	4,635.1	4,622.3
Deferred income taxes	167.2	171.8
Operating lease liabilities	149.7	157.8
Accounts payable and other liabilities	1,247.5	1,244.1
Total long-term liabilities	6,199.5	6,196.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 128.0 and 129.4 shares outstanding, respectively	1.2	1.3
Paid-in capital	4,008.9	3,978.5
Accumulated deficit	(1,334.6)	(1,273.9)
Accumulated other comprehensive loss	(120.1)	(99.8)
Total stockholders’ equity	2,555.4	2,606.1
Total Liabilities and Stockholders’ Equity	$16,453.4	$16,028.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per share amounts) (unaudited)
	Three Months Ended March 31,
	2026	2025
Net sales	$5,679.8	$5,199.1
Cost of sales	4,489.8	4,076.8
Gross profit	1,190.0	1,122.3
Selling and administrative expenses	814.0	760.9
Operating income	376.0	361.4
Interest expense, net	(55.3)	(57.1)
Other income (expense), net	(1.7)	(0.3)
Income before income taxes	319.0	304.0
Income tax expense	(83.6)	(79.1)
Net income	$235.4	$224.9

Net income per common share:
Basic	$1.82	$1.70
Diluted	$1.82	$1.69

Weighted-average common shares outstanding:
Basic	129.0	132.5
Diluted	129.5	133.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2026	2025
Net income	$235.4	$224.9
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from cash flow hedge	—	(1.8)
Reclassification of cash flow hedge to net income	0.2	0.2
Foreign currency translation adjustments	(20.5)	18.8
Other comprehensive income (loss), net of tax	(20.3)	17.2
Comprehensive income	$215.1	$242.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$235.4	$224.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.1	74.9
Equity-based compensation expense	22.1	20.5
Deferred income taxes	(4.3)	(14.1)
Provision for credit losses	5.6	8.3
Other	1.0	(1.7)
Changes in assets and liabilities:
Accounts receivable	(170.1)	(184.5)
Merchandise inventory	(257.6)	(112.1)
Other assets	(104.0)	(84.2)
Accounts payable-trade	341.3	231.5
Other liabilities	130.3	123.7
Net cash provided by operating activities	274.8	287.2
Cash flows from investing activities:
Capital expenditures	(26.4)	(26.9)
Acquisitions of businesses, net of cash acquired	—	(5.0)
Other	(4.5)	—
Net cash used in investing activities	(30.9)	(31.9)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	651.5	386.6
Repayments of borrowings under revolving credit facility	(651.5)	(386.6)
Net change in accounts payable-inventory financing	3.0	(11.5)
Repurchases of common stock	(201.0)	(200.1)
Proceeds from stock option exercises	2.6	5.9
Payment of incentive compensation plan withholding taxes	(10.4)	(18.6)
Dividend payments	(81.1)	(82.8)
Other	13.7	13.0
Net cash used in financing activities	(273.2)	(294.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9.7)	6.7
Net decrease in cash, cash equivalents, and restricted cash	(39.0)	(32.1)
Cash, cash equivalents, and restricted cash—beginning of period(1)	618.9	507.7
Cash, cash equivalents, and restricted cash—end of period(1)	$579.9	$475.6
Supplementary disclosure of cash flow information:
Interest paid	$(51.8)	$(53.9)
Income taxes paid, net	$(17.3)	$(18.9)
(1)Restricted cash is presented within Prepaid expenses and other on the Consolidated Balance Sheets, as applicable.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended March 31, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2025	129.4	$1.3	$3,978.5	$(1,273.9)	$(99.8)	$2,606.1
Net income	—	—	—	235.4	—	235.4
Equity-based compensation expense	—	—	22.1	—	—	22.1
Shares issued under equity-based compensation plans	0.2	—	2.6	—	—	2.6
Coworker Stock Purchase Plan	—	—	4.3	—	—	4.3
Repurchases of common stock	(1.6)	(0.1)	—	(200.9)	—	(201.0)
Dividends paid ($0.630 per share)	—	—	1.2	(82.3)	—	(81.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(10.4)	—	(10.4)
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	0.2	(2.5)	(20.5)	(22.8)
Balance as of March 31, 2026	128.0	$1.2	$4,008.9	$(1,334.6)	$(120.1)	$2,555.4

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2024	132.6	$1.3	$3,834.4	$(1,322.9)	$(160.1)	$2,352.7
Net income	—	—	—	224.9	—	224.9
Equity-based compensation expense	—	—	20.5	—	—	20.5
Shares issued under equity-based compensation plans	0.2	—	5.9	—	—	5.9
Coworker Stock Purchase Plan	—	—	4.9	—	—	4.9
Repurchases of common stock	(1.1)	—	—	(200.1)	—	(200.1)
Dividends paid ($0.625 per share)	—	—	0.8	(83.6)	—	(82.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(18.6)	—	(18.6)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(1.8)	(1.8)
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	—	(1.5)	18.8	17.3
Balance as of March 31, 2025	131.7	$1.3	$3,866.5	$(1,401.8)	$(142.9)	$2,323.1

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
Throughout this report, each of the terms the “Company” and “CDW” refer to Parent and its subsidiaries, collectively.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “December 31, 2025 Consolidated Financial Statements”). The significant accounting policies and estimates used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2025 Consolidated Financial Statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets that arise from

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
transactions accounted for under Topic 606, Revenue from Contracts with Customers. The ASU is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the amendments in this ASU on a prospective basis. The Company adopted this ASU on January 1, 2026, and elected to apply the practical expedient, which did not have any impact on its Consolidated Financial Statements and related disclosures.
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
3.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Accounts receivable, current(1)	$5,046.7	$5,014.9
Unbilled accounts receivable, current(1)	1,421.7	1,297.5
Unbilled accounts receivable, noncurrent(2)	1,274.2	1,245.4
Total accounts receivable	$7,742.6	$7,557.8
(1)Accounts receivable, current and Unbilled accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Unbilled accounts receivable, noncurrent is presented net of allowance for credit losses herein and is presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable are derecognized from the Consolidated Balance Sheets upon receipt of payment from the third-party financing company. During the three months ended March 31, 2026 and 2025, the Company sold approximately $145 million and $191 million of accounts receivable, respectively.
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

	March 31, 2026	December 31, 2025
Contract assets(1)	$183.5	$159.0
Contract liabilities(2)(3)	$646.6	$565.0
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $49 million and $31 million of long-term contract liabilities that are presented within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
(3)For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $283 million and $201 million related to its contract liabilities that were included in the beginning balance of the respective periods.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of March 31, 2026 related to non-cancelable managed and professional services contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$142.7	$65.5	$25.7	$6.4
4.    Goodwill
In connection with the segment realignment effective January 1, 2026, as described in Note 11 (Segment Information), the Company reassessed its reporting units. Goodwill previously allocated to the Corporate and Small Business reporting units was primarily assigned to the Commercial reporting unit. Goodwill previously allocated to the Public reporting unit was allocated to the Government, Education, and Commercial reporting units using a relative fair value approach. The Company performed a quantitative impairment analysis of goodwill under the new reporting unit structure as of January 1, 2026. Based on the results of the impairment analysis performed, the Company determined that the fair values of all reporting units exceeded their respective carrying values and that no impairment existed.
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
The amounts outstanding under these agreements as of March 31, 2026 and December 31, 2025 were $356 million and $353 million, respectively, and are separately presented as Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 6 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 6 (Debt).

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.    Debt

			March 31, 2026	December 31, 2025
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2030	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2030	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2030	March 2030	5.100%	600.0	600.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2034	August 2034	5.550%	600.0	600.0
Total unsecured senior notes			5,000.0	5,000.0

Receivable financing liability			25.9	15.3
Other long-term obligations			4.3	5.5
Unamortized debt issuance costs and discount			(23.7)	(25.5)
Current maturities of long-term debt			(1,005.9)	(1,007.5)
Total long-term debt			$4,635.1	$4,622.3
As of March 31, 2026, the Company is in compliance with the covenants under its credit agreements and indentures.
Senior Credit Facility
The Company has a credit agreement (the “Senior Credit Facility”) consisting of a five‑year senior unsecured revolving loan facility (the “Revolving Loan Facility”) and a five‑year senior unsecured term loan facility (the “Term Loan Facility”) with a variable interest rate. The interest rate for the Senior Credit Facility is based on Secured Overnight Financing Rate (“SOFR”) plus a margin based on the Company’s senior unsecured rating.
The Company can draw tranches from the Revolving Loan Facility denominated in US dollars, British pounds, Canadian dollars, or Euros. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit, and floorplan financing. As of March 31, 2026, the Company could have borrowed up to an additional $1.9 billion under the Revolving Loan Facility. As of March 31, 2026, the Revolving Loan Facility had $363 million reserved for the floorplan sub-facility.
No mandatory payments are required on the principal amount of the Term Loan Facility until its maturity date on December 17, 2030.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.
Receivable Financing
The receivable financing liability primarily relates to proceeds from third-party financial institutions on future accounts receivable from customer contracts. While the terms of such agreements may be on a non-recourse basis, the related revenue had not been recognized and no accounts receivable existed at the time the proceeds were received.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Accordingly, the proceeds from these arrangements are recognized as a liability, which is subsequently settled through collections from the related customer contracts as revenue is recognized. During the three months ended March 31, 2026, the Company received $12 million of proceeds under these agreements.
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

	March 31, 2026	December 31, 2025
Fair value	$5,483.9	$5,552.5
Carrying value	$5,664.7	$5,655.3
7.    Fair Value Measurements and Financial Instruments
Derivative Instruments
The Company may use derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The following sections detail the Company’s derivative financial instruments.
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The Company has interest rate collar agreements that provide for a contractually specified interest rate cap and an interest rate floor based on SOFR. The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed during the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, the interest rate collar agreements were classified within Current liabilities - Other on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of March 31, 2026 and December 31, 2025, which will mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three months ended March 31, 2026 and 2025, the changes in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net were not material.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
8.    Income Taxes
Income tax expense was $84 million and $79 million for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.2% and 26.0% for the three months ended March 31, 2026 and 2025, respectively.
The effective income tax rate for the three months ended March 31, 2026 was higher than the US federal statutory rate of 21.0% primarily due to state and local income taxes and tax shortfalls on equity-based compensation, partially offset by tax credits. The effective income tax rate for the three months ended March 31, 2025 was higher than the US federal statutory rate of 21.0% primarily due to state and local income taxes.
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2026	2025
Basic weighted-average shares outstanding	129.0	132.5
Effect of dilutive securities(1)	0.5	1.0
Diluted weighted-average shares outstanding(2)	129.5	133.5
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units, and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.7 million potential common shares excluded from diluted weighted-average shares outstanding for both the three months ended March 31, 2026 and 2025. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.
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
As of March 31, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
11.    Segment Information
Effective January 1, 2026, the Company realigned its customer‑facing sales organization to better align with the evolving needs of its customer end markets. As a result of this realignment, the Company revised its internal reporting structure, which changed the manner in which the chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates performance, allocates resources, and manages operations. Following the realignment, the Company has three reportable segments: Commercial, Government, and Education. In addition, there are two other operating segments: CDW UK and CDW Canada, both of which do not meet the reportable segment quantitative thresholds and, accordingly, are included in an all other category (“Other”).
The Commercial reportable segment primarily serves corporate, financial services, and healthcare customers in the US, each of which represents a unique customer channel. The Government reportable segment primarily serves federal, state, and local agencies in the US, along with certain private sector business customers that primarily support or interact with government agencies. The Education reportable segment primarily serves primary, secondary, and higher education institutions in the US. Historically reported segment financial information has been recast to reflect the new segment structure.
The accounting policies used to determine profit and loss measures are consistent across all reportable segments and on a consolidated basis. Additionally, the CODM reviews key profit and loss measures for each reportable segment consistently based on both segment Gross profit and Operating income. Specifically, the CODM reviews Gross profit by segment to establish forecasting and evaluate profitability and Operating income by segment to make investment strategy and performance-based compensation decisions. Segment information for Total assets and capital expenditures is not presented given that such information is not used in measuring segment performance or allocating resources between segments.
The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution, and fulfillment services to support the Commercial, Government, and Education segments. As a result, costs and intercompany charges associated with the logistics function are fully allocated to all of these segments based on a percentage of certain sales metrics. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal, and coworker services. Headquarters function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below. The Company updated its methodology for allocating headquarters function costs to better distinguish between costs that directly support the operating segments and costs that are enterprise‑wide in nature, consistent with how those costs are managed and reviewed by the CODM. These costs were allocated to the segments based on activity-based drivers. The updated methodology was applied to historical periods presented, resulting in an adjusted amount of operating expense retained by Headquarters.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Information about the Company’s segments for the three months ended March 31, 2026 and 2025 are as follows:

	Commercial	Government	Education	Other	Headquarters	Total
Three Months Ended March 31, 2026
Net sales	$3,569.4	$632.9	$675.0	$802.5	$—	$5,679.8
Cost of sales	2,771.3	508.2	562.5	647.8	—	4,489.8
Gross profit	798.1	124.7	112.5	154.7	—	1,190.0
Other segment expense items(1)	443.4	99.5	73.1	108.2	89.8	814.0
Operating income (loss)	$354.7	$25.2	$39.4	$46.5	$(89.8)	$376.0

Other Segment Information(2)
Depreciation and amortization expense	$26.8	$10.5	$3.7	$7.8	$26.1	$74.9

Three Months Ended March 31, 2025
Net sales	$3,255.3	$604.9	$658.5	$680.4	$—	$5,199.1
Cost of sales	2,505.5	470.0	553.1	548.2	—	4,076.8
Gross profit	749.8	134.9	105.4	132.2	—	1,122.3
Other segment expense items(1)	389.1	109.4	80.1	93.1	89.2	760.9
Operating income (loss)	$360.7	$25.5	$25.3	$39.1	$(89.2)	$361.4

Other Segment Information(2)
Depreciation and amortization expense	$26.6	$12.3	$4.2	$6.8	$25.0	$74.9

(1)Primarily includes payroll and other coworker costs, advertising expense and other selling and administrative costs.
(2)Depreciation and amortization expense is primarily included within Other segment expense items.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended March 31, 2026
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$3,545.7	$632.8	$674.9	$7.5	$4,860.9
Rest of World	23.7	0.1	0.1	795.0	818.9
Total Net sales	$3,569.4	$632.9	$675.0	$802.5	$5,679.8

Major Product and Services
Hardware	$2,497.6	$430.6	$575.1	$611.6	$4,114.9
Software	739.9	148.3	60.2	106.5	1,054.9
Services	307.2	53.1	39.3	80.9	480.5
Other(2)	24.7	0.9	0.4	3.5	29.5
Total Net sales	$3,569.4	$632.9	$675.0	$802.5	$5,679.8

Sales by Customer Channel
Corporate	$2,374.3	$—	$—	$—	$2,374.3
Financial Services	428.4	—	—	—	428.4
Healthcare	766.7	—	—	—	766.7
Government	—	632.9	—	—	632.9
Education	—	—	675.0	—	675.0
Other	—	—	—	802.5	802.5
Total Net sales	$3,569.4	$632.9	$675.0	$802.5	$5,679.8

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$3,032.8	$541.4	$618.7	$693.5	$4,886.4
Transferred at a point in time where CDW is agent	297.1	44.5	29.8	39.3	410.7
Transferred over time where CDW is principal	239.5	47.0	26.5	69.7	382.7
Total Net sales	$3,569.4	$632.9	$675.0	$802.5	$5,679.8

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended March 31, 2025
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$3,224.9	$602.7	$658.3	$5.7	$4,491.6
Rest of World	30.4	2.2	0.2	674.7	707.5
Total Net sales	$3,255.3	$604.9	$658.5	$680.4	$5,199.1

Major Product and Services
Hardware	$2,282.5	$392.9	$563.8	$505.1	$3,744.3
Software	651.9	146.0	55.6	94.8	948.3
Services	299.9	64.3	37.6	77.5	479.3
Other(2)	21.0	1.7	1.5	3.0	27.2
Total Net sales	$3,255.3	$604.9	$658.5	$680.4	$5,199.1

Sales by Customer Channel
Corporate	$2,190.0	$—	$—	$—	$2,190.0
Financial Services	334.1	—	—	—	334.1
Healthcare	731.2	—	—	—	731.2
Government	—	604.9	—	—	604.9
Education	—	—	658.5	—	658.5
Other	—	—	—	680.4	680.4
Total Net sales	$3,255.3	$604.9	$658.5	$680.4	$5,199.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$2,731.7	$506.4	$603.7	$574.6	$4,416.4
Transferred at a point in time where CDW is agent	297.9	43.0	28.2	41.1	410.2
Transferred over time where CDW is principal	225.7	55.5	26.6	64.7	372.5
Total Net sales	$3,255.3	$604.9	$658.5	$680.4	$5,199.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three months ended March 31, 2026 and 2025. Categories are based upon internal classifications.

	Three Months Ended March 31,
	2026		2025
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,410.0	24.8%	$1,347.7	25.9%
Netcomm Products	675.3	11.9	547.5	10.5
Collaboration	431.3	7.6	402.8	7.7
Data Storage and Servers	687.2	12.1	520.6	10.0
Desktops	332.3	5.9	347.1	6.7
Other Hardware	578.8	10.2	578.6	11.2
Total Hardware	4,114.9	72.5	3,744.3	72.0

Software(1)	1,054.9	18.6	948.3	18.2
Services(1)	480.5	8.5	479.3	9.2
Other(2)	29.5	0.4	27.2	0.6
Total Net sales	$5,679.8	100.0%	$5,199.1	100.0%

(1)Certain software and services revenues are recorded on a net basis as the Company is acting as an agent in the transaction. As a result, the category percentage of net revenues is not representative of the category percentage of gross profits.

(2)Includes items such as delivery charges to customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “CDW,” and similar terms refer to CDW Corporation and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this report and with the audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that are subject to numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” at the end of this discussion.
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
Effective January 1, 2026, we realigned our customer-facing sales organization to better meet the evolving needs of our customer end markets. As a result, we have the following three reportable segments: Commercial, Government, and Education. Our Commercial reportable segment primarily serves corporate, financial services, and healthcare customers in the US, each of which represents a unique customer channel. Customers previously included in the Small Business segment are included across the customer channels within our Commercial reportable segment. Our Government reportable segment primarily serves federal, state, and local agencies in the US, along with certain private sector business customers that primarily support or interact with government agencies. The Education reportable segment primarily serves primary, secondary, and higher education institutions in the US. CDW UK and CDW Canada remain unchanged in this reporting structure, in an all other category (“Other”).
We are vendor, technology, and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual, and cloud-based environments through approximately 10,400 customer-facing coworkers, including sellers, highly-skilled specialists, and engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers, and cloud providers (collectively, our “vendor partners”), and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise, and extensive customer access.
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
•Changes and uncertainty related to spending policies, budget priorities, timing, and funding levels are key factors influencing the purchasing levels of government, healthcare, and education customers. As the duration and ongoing impact of current economic conditions remain uncertain, including any US government shutdowns, current and future budget priorities and funding levels for government, healthcare, and education customers may be adversely affected, leading to lower IT spend.
•Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely, while balancing product availability, which is currently creating an inflationary environment. These trends are driving customer adoption of cloud, AI, software defined architectures, and hybrid on-premise and off-premise combinations. The trends are further driven by the evolution of the IT consumption model to more “as a service” solutions, including software as a service and infrastructure as a service, in addition to ongoing managed and professional service arrangements. Technology trends are likely to evolve and customers will prioritize spend that will produce the most important outcomes for their business.
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
The results of certain key business metrics for the comparative periods are as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2026	2025
Net sales	$5,679.8	$5,199.1
Gross profit	$1,190.0	$1,122.3
Gross profit margin	21.0%	21.6%
Operating income	$376.0	$361.4
Operating income margin	6.6%	7.0%
Non-GAAP operating income	$451.9	$444.0
Non-GAAP operating income margin	8.0%	8.5%
Net income	$235.4	$224.9
Non-GAAP net income	$295.3	$286.5
Net income per diluted share	$1.82	$1.69
Non-GAAP net income per diluted share	$2.28	$2.15
Average daily sales(1)	$90.2	$82.5
(1)Defined as Net sales divided by the number of selling days. There were 63 selling days for both the three months ended March 31, 2026 and 2025.

(dollars in millions)	March 31, 2026	March 31, 2025
Net debt(1)	$5,062.4	$5,164.9
Cash conversion cycle (in days)(2)	16	15
Net cash provided by operating activities	$274.8	$287.2
Adjusted free cash flow(3)	$251.4	$248.8
(1)Defined as total debt minus Cash and cash equivalents and Short-term investments. As of March 31, 2026 and March 31, 2025, total debt was $5.6 billion and $5.9 billion, respectively, and Cash and cash equivalents was $579 million and $471 million, respectively. Short-term investments was $217 million as of March 31, 2025. We did not hold Short-term investments as of March 31, 2026.
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
Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the three months ended March 31, 2026 and 2025 are below. For additional information on Net sales, Gross profit, and Operating income by segment, see the “Segment Results of Operations.”

	Three Months Ended March 31,
(dollars in millions)	2026	2025	Percent Change
Net sales	$5,679.8	$5,199.1	9.2%
Cost of sales	4,489.8	4,076.8	10.1
Gross profit	1,190.0	1,122.3	6.0
Gross profit margin	21.0%	21.6%
Selling and administrative expenses	814.0	760.9	7.0
Operating income	376.0	361.4	4.0
Operating income margin	6.6%	7.0%
Interest expense, net	(55.3)	(57.1)	(3.2)
Other income (expense), net	(1.7)	(0.3)	nm*
Income before income taxes	319.0	304.0	4.9
Income tax expense	(83.6)	(79.1)	5.7
Net income	$235.4	$224.9	4.7%
*nm - Not meaningful
Three months ended March 31, 2026 compared with the three months ended March 31, 2025
Net sales increased $481 million, or 9.2%, with higher Net sales across all operating segments. Net sales on a constant currency basis increased 8.4% in the first quarter of 2026. While economic and geopolitical uncertainty persists, all of our segments continued to experience improved customer spending during the quarter. The increase in customer demand drove Net sales growth primarily in data storage and servers, netcomm products, software, and notebooks/mobile devices.
Gross profit increased $68 million, or 6.0%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 60 basis points to 21.0%, primarily driven by a lower contribution of netted down revenue.
Selling and administrative expenses increased $53 million, or 7.0%, primarily due to higher compensation expense, including performance-based incentives, coworker-related costs, and investments to support our AI initiatives.
Operating income increased $15 million, or 4.0%, to $376 million for the three months ended March 31, 2026, compared to $361 million for the three months ended March 31, 2025.
Interest expense, net includes interest expense and interest income. Interest expense, net decreased $2 million, or 3.2%, primarily due to decreased interest expense on lower debt levels and a lower variable interest rate on the senior unsecured term loan, partially offset by lower interest income earned on cash balances.

Income tax expense was $84 million and $79 million for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.2% and 26.0% for the three months ended March 31, 2026 and 2025, respectively.
The effective income tax rate for the three months ended March 31, 2026 was higher than the US federal statutory rate of 21.0% primarily due to state and local income taxes and tax shortfalls on equity-based compensation, partially offset by tax credits. The effective income tax rate for the three months ended March 31, 2025 was higher than the US federal statutory rate of 21.0% primarily due to state and local income taxes.
The effective income tax rate for the three months ended March 31, 2026 was relatively consistent with the effective income tax rate for the three months ended March 31, 2025.
Segment Results of Operations
Net sales by segment for the comparative periods are as follows:

	Three Months Ended March 31,
	2026		2025
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Commercial:
Corporate	$2,374.3	41.8%	$2,190.0	42.1%	$184.3	8.4%
Financial Services	428.4	7.5	334.1	6.4	94.3	28.2
Healthcare	766.7	13.5	731.2	14.1	35.5	4.9
Total Commercial	3,569.4	62.8	3,255.3	62.6	314.1	9.6
Government	632.9	11.1	604.9	11.6	28.0	4.6
Education	675.0	11.9	658.5	12.6	16.5	2.5
Other(2)	802.5	14.2	680.4	13.2	122.1	17.9
Total Net sales	$5,679.8	100.0%	$5,199.1	100.0%	$480.7	9.2%
(1)There were 63 selling days for both the three months ended March 31, 2026 and 2025. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
Gross profit by segment for the comparative periods are as follows:

	Three Months Ended March 31,
	2026		2025
(dollars in millions)	Gross Profit	Gross Profit Margin(3)	Gross Profit	Gross Profit Margin(3)	Dollar Change	Percent Change
Segments:(1)
Commercial	$798.1	22.4%	$749.8	23.0%	$48.3	6.4%
Government	124.7	19.7	134.9	22.3	(10.2)	(7.6)
Education	112.5	16.7	105.4	16.0	7.1	6.7
Other(2)	154.7	19.3	132.2	19.4	22.5	17.0
Total Gross profit	$1,190.0	21.0%	$1,122.3	21.6%	$67.7	6.0%
(1)Segment gross profit includes the segment’s direct gross profit, allocations for gross profit from logistics, and allocations for certain inventory adjustments, volume rebates, and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Gross profit margin represents segment Gross profit as a percentage of segment Net sales.

Operating income by segment for the comparative periods are as follows:

	Three Months Ended March 31,
	2026		2025
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Commercial	$354.7	9.9%	$360.7	11.1%	$(6.0)	(1.7)%
Government	25.2	4.0	25.5	4.2	(0.3)	(1.2)
Education	39.4	5.8	25.3	3.8	14.1	55.7
Other(2)	46.5	5.8	39.1	5.7	7.4	18.9
Headquarters(3)	(89.8)	nm*	(89.2)	nm*	(0.6)	(0.7)
Total Operating income	$376.0	6.6%	$361.4	7.0%	$14.6	4.0%
*nm - Not meaningful
(1)Segment operating income includes the segment’s direct operating income, allocations for certain headquarters function costs, allocations for income and expenses from logistics, certain inventory adjustments and volume rebates and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Includes headquarters function costs that are not allocated to the segments.
Three months ended March 31, 2026 compared with the three months ended March 31, 2025
Commercial:
Net sales increased $314 million, or 9.6%, primarily due to an increased customer demand in netcomm products and software across the corporate and healthcare customer channels, and data storage and servers in the financial services customer channel.
Gross profit dollars increased $48 million, or 6.4%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 60 basis points, to 22.4%, which is primarily attributed to a lower contribution of netted down revenue.
Operating income decreased $6 million, or 1.7%, primarily due to higher compensation expense, including performance-based incentives, and coworker-related costs, partially offset by higher Gross profit dollars.
Government:
Net sales increased $28 million, or 4.6%, primarily due to increased customer demand primarily in data storage and servers.
Gross profit decreased $10 million, or 7.6%, primarily due to lower gross profit margin, partially offset by higher Net sales. Gross profit margin decreased 260 basis points, to 19.7%, which is attributed to lower margin in services and certain hardware categories, and a lower contribution of netted down revenue.
Operating income remained relatively consistent year-over-year.
Education:
Net sales increased $17 million, or 2.5%, primarily due to increased customer demand primarily in notebooks/mobile devices.
Gross profit dollars increased $7 million, or 6.7%, primarily due to higher Net sales and Gross profit margin. Gross profit margin increased 70 basis points, to 16.7%, which is attributed to higher margin in software.
Operating income increased $14 million, or 55.7%, primarily due to higher Gross profit dollars and lower compensation expense.

Other:
Net sales increased $122 million, or 17.9%, primarily due to increased customer demand primarily in notebooks/mobile devices, data storage and servers, and collaboration products within the UK and Canada operations.
Gross profit dollars increased $23 million, or 17.0%, primarily due to higher Net sales. Gross profit margin remained relatively consistent at 19.3%.
Operating income increased $7 million, or 18.9%, primarily due to higher Gross profit dollars, partially offset by compensation expense, including performance-based incentives, within the UK and Canada operations.
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
We have included reconciliations of our non-GAAP financial measures to the most comparable GAAP financial measures for the three months ended March 31, 2026 and 2025 below.

Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended March 31,
(dollars in millions)	2026	Percentage of Net Sales	2025	Percentage of Net Sales
Operating income, as reported	$376.0	6.6%	$361.4	7.0%
Amortization of intangibles(1)	42.7		42.8
Equity-based compensation	22.1		20.5
Transformation initiatives(2)	8.3		13.7
Acquisition and integration expenses	1.0		2.9
Workplace optimization(3)	—		0.1
Other adjustments	1.8		2.6
Non-GAAP operating income	$451.9	8.0%	$444.0	8.5%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.
Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended March 31,
	2026			2025
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP, as reported	$319.0	$(83.6)	$235.4	$304.0	$(79.1)	$224.9
Amortization of intangibles(2)	42.7	(11.1)	31.6	42.8	(11.1)	31.7
Equity-based compensation	22.1	(2.0)	20.1	20.5	(4.9)	15.6
Transformation initiatives(3)	8.3	(2.2)	6.1	13.7	(3.6)	10.1
Acquisition and integration expenses	1.0	(0.3)	0.7	2.9	(0.8)	2.1
Workplace optimization(4)	—	—	—	0.1	—	0.1
Other adjustments	1.8	(0.4)	1.4	2.6	(0.6)	2.0
Non-GAAP	$394.9	$(99.6)	$295.3	$386.6	$(100.1)	$286.5

Net income per diluted share, as reported			$1.82			$1.69
Non-GAAP net income per diluted share			$2.28			$2.15
Shares used in computing GAAP and Non-GAAP net income per diluted share			129.5			133.5
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.
Net sales on a constant currency basis

	Three Months Ended March 31,
(dollars in millions)	2026	2025	Percent Change(1)
Net sales, as reported	$5,679.8	$5,199.1	9.2%
Foreign currency translation(2)	—	40.3
Net sales, on a constant currency basis	$5,679.8	$5,239.4	8.4%
(1)There were 63 selling days for both the three months ended March 31, 2026 and 2025. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.

Free cash flow and Adjusted free cash flow

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$274.8	$287.2
Capital expenditures	(26.4)	(26.9)
Free cash flow	248.4	260.3
Net change in accounts payable - inventory financing	3.0	(11.5)
Adjusted free cash flow(1)	$251.4	$248.8
(1)Defined as Net cash provided by operating activities less Capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.
Seasonality
While we have not historically experienced significant seasonality throughout the year on a consolidated basis, sales in our Government and Education segments have historically been higher in the second and third quarter than in other quarters primarily due to the buying patterns of education and government customers.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of March 31, 2026, we had $1.9 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll, and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions, and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year; however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions, and working capital management.
Long-Term Debt and Financing Arrangements
As of March 31, 2026, we had total unsecured indebtedness of $5.6 billion, and we were in compliance with the covenants under our credit agreements and indentures.
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
Share Repurchase Program
During the three months ended March 31, 2026, we repurchased 1.6 million shares of our common stock for $201 million under the previously announced share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends
A summary of 2026 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.630	February 3, 2026	February 25, 2026	March 10, 2026
On May 6, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.630 per share. The dividend will be paid on June 10, 2026 to all stockholders of record as of the close of business on May 25, 2026.
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
Cash Flows
Cash flows from operating, investing, and financing activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$274.8	$287.2
Net cash used in investing activities	(30.9)	(31.9)
Net cash used in financing activities	(273.2)	(294.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9.7)	6.7
Net decrease in cash, cash equivalents, and restricted cash	$(39.0)	$(32.1)
Operating Activities
Cash flows from operating activities are as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025	Change
Net income	$235.4	$224.9	$10.5
Adjustments for the impact of non-cash items(1)	99.5	87.9	11.6
Net income adjusted for the impact of non-cash items	334.9	312.8	22.1
Changes in assets and liabilities:
Accounts receivable	(170.1)	(184.5)	14.4
Merchandise inventory	(257.6)	(112.1)	(145.5)
Accounts payable-trade	341.3	231.5	109.8
Other assets and liabilities	26.3	39.5	(13.2)
Net cash provided by operating activities	$274.8	$287.2	$(12.4)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses, and equity-based compensation expense.
Net cash provided by operating activities decreased $12 million for the three months ended March 31, 2026 compared to March 31, 2025. This decrease was primarily attributable to Merchandise inventory, partially offset by Accounts payable-trade. The decrease from Merchandise inventory was primarily due to customer-driven stocking positions as a result of higher demand. The increase from Accounts payable-trade was primarily due to timing of payments.
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

	March 31,
(in days)	2026	2025
Days of sales outstanding (DSO)(1)	96	86
Days of supply in inventory (DIO)(2)	14	13
Days of purchases outstanding (DPO)(3)	(94)	(84)
Cash conversion cycle	16	15
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
The cash conversion cycle increased to 16 days at March 31, 2026, compared to 15 days at March 31, 2025. The increase was primarily due to DIO, which increased by 1 day as a result of higher average customer stocking positions. DSO and DPO increased due to timing of collections and payments, respectively, and multi-year transactions.
Investing Activities
Net cash used in investing activities remained relatively consistent at a decrease of $1 million for the three months ended March 31, 2026 compared to March 31, 2025.
Financing Activities
Net cash used in financing activities decreased $21 million for the three months ended March 31, 2026 compared to March 31, 2025. This decrease was primarily driven by the net change in Accounts payable-inventory financing.
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
Critical Accounting Policies and Estimates
Our critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Important factors that could cause actual results or events to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Trends and Key Factors Affecting our Financial Performance” above, the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, and from time to time in our subsequent Quarterly Reports on Form 10-Q and our other US Securities and Exchange Commission (“SEC”) filings and public communications. These factors include, among others:
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
•future operating results may fluctuate significantly due to rapid changes in the technology industry and broader market conditions;
•the costs and risks associated with, and the successful and timely execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, and plans;
•fluctuations in foreign currency and the impact to our operating results;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes in this information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report is incorporated herein by reference.
Item 1A. Risk Factors
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors during the three months ended March 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (in millions)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 through January 31, 2026	0.1	$130.04	0.1	$667.2
February 1 through February 28, 2026	0.8	129.34	0.8	568.6
March 1 through March 31, 2026	0.7	120.13	0.7	483.6
Total	1.6		1.6
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
Pursuant to a program authorized by our Board of Directors, we may repurchase shares of our common stock from time to time in privately negotiated transactions, open market purchases, or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements, and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares, and the program may be modified, suspended, or discontinued at any time. As of March 31, 2026, the Company has approximately $484 million remaining under the program.
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

CDW CORPORATION

Date:	May 6, 2026	By:	/s/ Albert J. Miralles
Albert J. Miralles
Chief Financial Officer and Executive Vice President, Enterprise Business Operations
(Duly authorized officer and principal financial officer)