Form 10-Q
period 2026-06-30
CDW Corp
filed 2026-08-05
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of July 31, 2026, there were 125,017,426 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$361.8	$618.7
Accounts receivable, net of allowance for credit losses of $68.4 and $65.2, respectively	7,343.7	6,312.4
Merchandise inventory	981.8	563.4
Miscellaneous receivables	546.8	554.0
Prepaid expenses and other	446.4	452.0
Total current assets	9,680.5	8,500.5
Operating lease right-of-use assets	128.2	136.7
Property and equipment, net	166.0	171.5
Goodwill	4,652.1	4,662.3
Other intangible assets, net	1,095.7	1,186.4
Accounts receivable and other assets, noncurrent	1,532.3	1,370.8
Total Assets	$17,254.8	$16,028.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$5,117.4	$4,220.1
Accounts payable-inventory financing	465.2	352.6
Current maturities of long-term debt	1,008.9	1,007.5
Contract liabilities	576.6	534.0
Accrued expenses and other current liabilities:
Compensation	295.3	318.8
Advertising	228.1	176.1
Sales and income taxes	78.1	82.9
Other	526.8	534.1
Total current liabilities	8,296.4	7,226.1
Long-term liabilities:
Debt	4,808.1	4,622.3
Deferred income taxes	162.3	171.8
Operating lease liabilities	147.3	157.8
Accounts payable and other liabilities	1,398.6	1,244.1
Total long-term liabilities	6,516.3	6,196.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 125.3 and 129.4 shares outstanding, respectively	1.2	1.3
Paid-in capital	4,052.9	3,978.5
Accumulated deficit	(1,488.9)	(1,273.9)
Accumulated other comprehensive loss	(123.1)	(99.8)
Total stockholders’ equity	2,442.1	2,606.1
Total Liabilities and Stockholders’ Equity	$17,254.8	$16,028.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$6,572.2	$5,976.6	$12,252.0	$11,175.7
Cost of sales	5,252.4	4,735.4	9,742.2	8,812.2
Gross profit	1,319.8	1,241.2	2,509.8	2,363.5
Selling and administrative expenses	891.2	821.0	1,705.2	1,581.9
Operating income	428.6	420.2	804.6	781.6
Interest expense, net	(60.2)	(56.8)	(115.5)	(113.9)
Other income (expense), net	4.5	1.5	2.8	1.2
Income before income taxes	372.9	364.9	691.9	668.9
Income tax expense	(98.5)	(93.7)	(182.1)	(172.8)
Net income	$274.4	$271.2	$509.8	$496.1

Net income per common share:
Basic	$2.16	$2.06	$3.98	$3.76
Diluted	$2.15	$2.05	$3.97	$3.73

Weighted-average common shares outstanding:
Basic	127.0	131.6	128.0	132.1
Diluted	127.4	132.4	128.4	132.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$274.4	$271.2	$509.8	$496.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from cash flow hedge	—	1.4	—	(0.4)
Reclassification of cash flow hedge to net income	0.2	0.2	0.4	0.4
Foreign currency translation adjustments	(3.2)	55.0	(23.7)	73.8
Other comprehensive income (loss), net of tax	(3.0)	56.6	(23.3)	73.8
Comprehensive income	$271.4	$327.8	$486.5	$569.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$509.8	$496.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150.2	148.2
Equity-based compensation expense	50.2	44.0
Deferred income taxes	(9.0)	(29.9)
Provision for credit losses	13.9	15.9
Other	2.3	(1.6)
Changes in assets and liabilities:
Accounts receivable	(1,054.0)	(450.1)
Merchandise inventory	(418.3)	(147.3)
Other assets	(126.7)	(217.1)
Accounts payable-trade	896.2	384.7
Other liabilities	205.1	200.2
Net cash provided by operating activities	219.7	443.1
Cash flows from investing activities:
Capital expenditures	(53.9)	(49.4)
Proceeds from short-term investments	—	211.1
Acquisitions of businesses, net of cash acquired	(0.3)	(5.0)
Other	(4.6)	(2.1)
Net cash (used in) provided by investing activities	(58.8)	154.6
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	3,181.0	1,089.6
Repayments of borrowings under revolving credit facility	(3,006.0)	(1,089.6)
Repayments of long-term debt	—	(211.1)
Net change in accounts payable-inventory financing-supplier financing	50.6	65.2
Proceeds from accounts payable-inventory financing-product financing	62.5	—
Payments on accounts payable-inventory financing-product financing	(0.5)	—
Repurchases of common stock	(544.7)	(350.1)
Proceeds from stock option exercises	9.7	25.2
Payment of incentive compensation plan withholding taxes	(12.3)	(20.9)
Dividend payments	(160.9)	(165.1)
Other	14.4	7.6
Net cash used in financing activities	(406.2)	(649.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10.5)	25.0
Net decrease in cash, cash equivalents, and restricted cash	(255.8)	(26.5)
Cash, cash equivalents, and restricted cash—beginning of period(1)	618.9	507.7
Cash, cash equivalents, and restricted cash—end of period(1)	$363.1	$481.2
Supplementary disclosure of cash flow information:
Interest paid	$(116.9)	$(120.4)
Income taxes paid, net	$(202.2)	$(163.3)
(1)Restricted cash is presented within Prepaid expenses and other on the Consolidated Balance Sheets, as applicable.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2026	128.0	$1.2	$4,008.9	$(1,334.6)	$(120.1)	$2,555.4
Net income	—	—	—	274.4	—	274.4
Equity-based compensation expense	—	—	28.1	—	—	28.1
Shares issued under equity-based compensation plans	0.1	—	7.1	—	—	7.1
Coworker Stock Purchase Plan	0.1	—	7.6	—	—	7.6
Repurchases of common stock	(2.9)	—	—	(343.7)	—	(343.7)
Dividends paid ($0.630 per share)	—	—	1.0	(80.8)	—	(79.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(1.9)	—	(1.9)
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	0.2	(2.3)	(3.2)	(5.3)
Balance as of June 30, 2026	125.3	$1.2	$4,052.9	$(1,488.9)	$(123.1)	$2,442.1

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2025	131.7	$1.3	$3,866.5	$(1,401.8)	$(142.9)	$2,323.1
Net income	—	—	—	271.2	—	271.2
Equity-based compensation expense	—	—	23.5	—	—	23.5
Shares issued under equity-based compensation plans	0.2	—	19.3	—	—	19.3
Coworker Stock Purchase Plan	0.1	—	8.9	—	—	8.9
Repurchases of common stock	(0.9)	—	—	(150.0)	—	(150.0)
Dividends paid ($0.625 per share)	—	—	0.8	(83.1)	—	(82.3)
Incentive compensation plan stock withheld for taxes	—	—	—	(2.3)	—	(2.3)
Unrealized gain (loss) from hedge accounting	—	—	—	—	1.4	1.4
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	0.1	(0.9)	55.0	54.2
Balance as of June 30, 2025	131.1	$1.3	$3,919.1	$(1,366.9)	$(86.3)	$2,467.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Six Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2025	129.4	$1.3	$3,978.5	$(1,273.9)	$(99.8)	$2,606.1
Net income	—	—	—	509.8	—	509.8
Equity-based compensation expense	—	—	50.2	—	—	50.2
Shares issued under equity-based compensation plans	0.3	—	9.7	—	—	9.7
Coworker Stock Purchase Plan	0.1	—	11.9	—	—	11.9
Repurchases of common stock	(4.5)	(0.1)	—	(544.6)	—	(544.7)
Dividends paid ($1.260 per share)	—	—	2.2	(163.1)	—	(160.9)
Incentive compensation plan stock withheld for taxes	—	—	—	(12.3)	—	(12.3)
Reclassification of cash flow hedge to net income	—	—	—	—	0.4	0.4
Foreign currency translation and other	—	—	0.4	(4.8)	(23.7)	(28.1)
Balance as of June 30, 2026	125.3	$1.2	$4,052.9	$(1,488.9)	$(123.1)	$2,442.1

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2024	132.6	$1.3	$3,834.4	$(1,322.9)	$(160.1)	$2,352.7
Net income	—	—	—	496.1	—	496.1
Equity-based compensation expense	—	—	44.0	—	—	44.0
Shares issued under equity-based compensation plans	0.4	—	25.2	—	—	25.2
Coworker Stock Purchase Plan	0.1	—	13.8	—	—	13.8
Repurchases of common stock	(2.0)	—	—	(350.1)	—	(350.1)
Dividends paid ($1.250 per share)	—	—	1.6	(166.7)	—	(165.1)
Incentive compensation plan stock withheld for taxes	—	—	—	(20.9)	—	(20.9)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(0.4)	(0.4)
Reclassification of cash flow hedge to net income	—	—	—	—	0.4	0.4
Foreign currency translation and other	—	—	0.1	(2.4)	73.8	71.5
Balance as of June 30, 2025	131.1	$1.3	$3,919.1	$(1,366.9)	$(86.3)	$2,467.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

1.    Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”) is a leading multi-brand provider of information technology (“IT”) solutions to business, government, education, and healthcare customers in the United States (“US”), the United Kingdom (“UK”), and Canada. The Company’s broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience, and security.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
3.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Accounts receivable, current(1)	$5,798.0	$5,014.9
Unbilled accounts receivable, current(1)	1,545.7	1,297.5
Unbilled accounts receivable, noncurrent(2)	1,393.5	1,245.4
Total accounts receivable	$8,737.2	$7,557.8
(1)Accounts receivable, current and Unbilled accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Unbilled accounts receivable, noncurrent is presented net of allowance for credit losses herein and is presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale and the related accounts receivable are derecognized from the Consolidated Balance Sheets upon receipt of payment from the third-party financing company. During the six months ended June 30, 2026 and 2025, the Company sold approximately $287 million and $294 million of accounts receivable, respectively.
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

	June 30, 2026	December 31, 2025
Contract assets(1)	$138.8	$159.0
Contract liabilities(2)(3)	$637.6	$565.0
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $61 million and $31 million of long-term contract liabilities that are presented within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
(3)For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $335 million and $270 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of June 30, 2026, related to non-cancelable managed and professional services contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$128.2	$53.8	$18.7	$5.1
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
5.    Inventory Financing Agreements
Supplier Financing
The Company has entered into agreements with financial institutions to facilitate the purchase of inventory from designated suppliers under certain terms and conditions to enhance liquidity. Under these agreements, the Company receives extended payment terms, which generally do not exceed 90 days, and agrees to pay the financial institutions a stated amount of confirmed invoices from its designated suppliers. The Company does not incur any interest or other incremental expenses associated with these agreements as balances are paid when they are due. Additionally, the Company has no involvement in establishing the terms or conditions of the arrangements between its suppliers and the financial institutions.
The amounts outstanding under these agreements as of June 30, 2026 and December 31, 2025, were $403 million and $353 million, respectively, and are presented within Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 6 (Debt). A portion of the Company’s availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 6 (Debt).
Product Financing
In 2026, the Company entered into a financing arrangement involving an independent third-party intermediary to facilitate the fulfillment of a customer contract. In this arrangement, the intermediary procures and holds legal title to certain inventory, destined for the customer, but the Company retains control over the inventory’s economic benefits and risks. Accordingly, the inventory is included on the Consolidated Balance Sheets within Merchandise inventory, and the related obligation to the intermediary is recorded within Accounts payable-inventory financing. The purchase price with the intermediary is set at the original cost plus contractual financing costs, which are recognized as interest expense over the term of the arrangement. The arrangement is designed to support the inventory held for customer fulfillment over an extended delivery period, resulting in financing terms that may exceed 90 days. The amounts outstanding under this agreement as of June 30, 2026 were $62 million.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
6.    Debt

			June 30, 2026	December 31, 2025
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2030	Variable	$175.0	$—

Term Loan
Senior unsecured term loan facility	December 2030	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2030	March 2030	5.100%	600.0	600.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2034	August 2034	5.550%	600.0	600.0
Total unsecured senior notes			5,000.0	5,000.0

Receivable financing liability			25.9	15.3
Other long-term obligations			3.5	5.5
Unamortized debt issuance costs and discount			(21.9)	(25.5)
Current maturities of long-term debt			(1,008.9)	(1,007.5)
Total long-term debt			$4,808.1	$4,622.3
As of June 30, 2026, the Company is in compliance with the covenants under its credit agreements and indentures.
Senior Credit Facility
The Company has a credit agreement (the “Senior Credit Facility”) consisting of a five‑year senior unsecured revolving loan facility (the “Revolving Loan Facility”) and a five‑year senior unsecured term loan facility (the “Term Loan Facility”) with a variable interest rate. The interest rate for the Senior Credit Facility is based on the Secured Overnight Financing Rate (“SOFR”) plus a margin based on the Company’s senior unsecured rating.
The Company can draw tranches from the Revolving Loan Facility denominated in US dollars, British pounds, Canadian dollars, or Euros. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit, and floorplan financing. As of June 30, 2026, the Company could have borrowed up to an additional $1.7 billion under the Revolving Loan Facility. As of June 30, 2026, the Revolving Loan Facility had $393 million reserved for the floorplan sub-facility.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Accordingly, the proceeds from these arrangements are recognized as a liability, which is subsequently settled through collections from the related customer contracts as revenue is recognized. During the six months ended June 30, 2026, the Company received $12 million of proceeds under these agreements.
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

	June 30, 2026	December 31, 2025
Fair value	$5,681.8	$5,552.5
Carrying value	$5,838.9	$5,655.3
7.    Fair Value Measurements and Financial Instruments
Derivative Instruments
The Company may use derivative financial instruments to manage its exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The following sections detail the Company’s derivative financial instruments.
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The Company has interest rate collar agreements that provide for a contractually specified interest rate cap and an interest rate floor based on SOFR. The Company receives payment from the counterparty if SOFR is greater than the cap or pays the counterparty if SOFR is below the floor. If SOFR is between the floor and cap, no payment is due to either party. There were no new interest rate collar agreements executed during the six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, the interest rate collar agreements were classified within Current liabilities - Other on the Consolidated Balance Sheets for which the fair value was not material. The total notional amount of the interest rate collar agreements was $400 million as of June 30, 2026 and December 31, 2025, which will mature on September 30, 2026.
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
The interest rate collars are designated as cash flow hedges. The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss (“AOCL”) and are subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2026 and 2025, the changes in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net were not material.
8.    Income Taxes
Income tax expense was $99 million and $94 million for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rate was 26.4% and 25.7% for the three months ended June 30, 2026 and 2025, respectively.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Income tax expense was $182 million and $173 million for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate was 26.3% and 25.8% for the six months ended June 30, 2026 and 2025, respectively.
The effective income tax rate for the three months ended June 30, 2026 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes. The effective income tax rate for the six months ended June 30, 2026 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and tax shortfalls on equity-based compensation, partially offset by tax credits. The effective income tax rate for the three and six months ended June 30, 2025 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation.
9.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted-average shares outstanding	127.0	131.6	128.0	132.1
Effect of dilutive securities(1)	0.4	0.8	0.4	0.8
Diluted weighted-average shares outstanding(2)	127.4	132.4	128.4	132.9
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units, and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.7 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and six months ended June 30, 2026 and 2025. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.
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
As of June 30, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
The Company received a Civil Investigative Demand, issued by the Department of Justice (“DOJ”) on June 11, 2024, in connection with a False Claims Act investigation. The DOJ requested information relating to bids that the Company submitted for contracts funded in whole or in part by the Schools and Libraries Program (E-Rate Program). The Company provided information in response to the CID in November 2024. The Company is unaware of any further activity in the matter and therefore is unable to assess the probability of any particular outcome or financial impact, if any, at this time.

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
The profit and loss measures are consistent across all reportable segments and on a consolidated basis. Additionally, the CODM reviews key profit and loss measures for each reportable segment consistently based on both segment Gross profit and Operating income. Specifically, the CODM reviews Gross profit by segment to establish forecasting and evaluate profitability and Operating income by segment to make investment strategy and performance-based compensation decisions. Segment information for Total assets and capital expenditures is not presented given that such information is not used in measuring segment performance or allocating resources between segments.
The Company has centralized logistics and headquarters functions that provide services to the segments. The logistics function includes purchasing, distribution, and fulfillment services to support the Commercial, Government, and Education segments. As a result, costs associated with the logistics function are fully allocated to all of these segments based on a percentage of certain sales metrics. The centralized headquarters function provides services in areas such as accounting, information technology, marketing, legal, and coworker services. Headquarters function costs that are not allocated to the segments are included under the heading of “Headquarters” in the tables below. The Company updated its methodology for allocating headquarters function costs to better distinguish between costs that directly support the operating segments and costs that are enterprise‑wide in nature, consistent with how those costs are managed and reviewed by the CODM. These costs were allocated to the segments based on activity-based drivers. The updated methodology was applied to historical periods presented, resulting in an adjusted amount of operating expense retained by Headquarters.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Information about the Company’s segments for the three and six months ended June 30, 2026 and 2025 is as follows:

	Commercial	Government	Education	Other	Headquarters	Total
Three Months Ended June 30, 2026
Net sales	$3,965.4	$848.0	$933.1	$825.7	$—	$6,572.2
Cost of sales	3,120.1	684.3	780.1	667.9	—	5,252.4
Gross profit	845.3	163.7	153.0	157.8	—	1,319.8
Other segment expense items(1)	462.7	103.8	87.9	105.8	131.0	891.2
Operating income (loss)	$382.6	$59.9	$65.1	$52.0	$(131.0)	$428.6

Other Segment Information(2)
Depreciation and amortization expense	$27.0	$10.4	$3.3	$8.0	$26.6	$75.3

Three Months Ended June 30, 2025
Net sales	$3,631.3	$746.6	$926.6	$672.1	$—	$5,976.6
Cost of sales	2,842.1	578.4	784.8	530.1	—	4,735.4
Gross profit	789.2	168.2	141.8	142.0	—	1,241.2
Other segment expense items(1)	417.5	117.2	85.7	99.4	101.2	821.0
Operating income (loss)	$371.7	$51.0	$56.1	$42.6	$(101.2)	$420.2

Other Segment Information(2)
Depreciation and amortization expense	$24.3	$12.5	$4.6	$7.1	$24.8	$73.3

Six Months Ended June 30, 2026
Net sales	$7,534.8	$1,480.9	$1,608.1	$1,628.2	$—	$12,252.0
Cost of sales	5,891.4	1,192.5	1,342.6	1,315.7	—	9,742.2
Gross profit	1,643.4	288.4	265.5	312.5	—	2,509.8
Other segment expense items(1)	906.1	203.3	161.0	214.0	220.8	1,705.2
Operating income (loss)	$737.3	$85.1	$104.5	$98.5	$(220.8)	$804.6

Other Segment Information(2)
Depreciation and amortization expense	$53.8	$20.9	$7.0	$15.8	$52.7	$150.2

Six Months Ended June 30, 2025
Net sales	$6,886.6	$1,351.5	$1,585.1	$1,352.5	$—	$11,175.7
Cost of sales	5,347.6	1,048.4	1,337.9	1,078.3	—	8,812.2
Gross profit	1,539.0	303.1	247.2	274.2	—	2,363.5
Other segment expense items(1)	806.6	226.6	165.8	192.5	190.4	1,581.9
Operating income (loss)	$732.4	$76.5	$81.4	$81.7	$(190.4)	$781.6

Other Segment Information(2)
Depreciation and amortization expense	$50.9	$24.8	$8.8	$13.9	$49.8	$148.2

(1)Primarily includes payroll and other coworker costs, advertising expense and other selling and administrative costs.
(2)Depreciation and amortization expense is primarily included within Other segment expense items.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended June 30, 2026
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$3,942.6	$848.0	$933.1	$9.1	$5,732.8
Rest of World	22.8	—	—	816.6	839.4
Total Net sales	$3,965.4	$848.0	$933.1	$825.7	$6,572.2

Major Product and Services
Hardware	$2,903.7	$579.4	$794.9	$627.0	$4,905.0
Software	719.1	187.4	90.9	116.9	1,114.3
Services	316.2	79.9	46.7	77.9	520.7
Other(2)	26.4	1.3	0.6	3.9	32.2
Total Net sales	$3,965.4	$848.0	$933.1	$825.7	$6,572.2

Sales by Customer Channel
Corporate	$2,618.1	$—	$—	$—	$2,618.1
Financial Services	487.1	—	—	—	487.1
Healthcare	860.2	—	—	—	860.2
Government	—	848.0	—	—	848.0
Education	—	—	933.1	—	933.1
Other	—	—	—	825.7	825.7
Total Net sales	$3,965.4	$848.0	$933.1	$825.7	$6,572.2

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$3,401.6	$723.5	$858.5	$715.3	$5,698.9
Transferred at a point in time where CDW is agent	324.7	59.0	45.3	45.2	474.2
Transferred over time where CDW is principal	239.1	65.5	29.3	65.2	399.1
Total Net sales	$3,965.4	$848.0	$933.1	$825.7	$6,572.2

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30, 2025
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$3,600.4	$746.6	$926.2	$5.4	$5,278.6
Rest of World	30.9	—	0.4	666.7	698.0
Total Net sales	$3,631.3	$746.6	$926.6	$672.1	$5,976.6

Major Product and Services
Hardware	$2,646.8	$505.2	$813.2	$476.8	$4,442.0
Software	651.8	158.2	70.8	109.4	990.2
Services	311.4	81.6	40.8	81.4	515.2
Other(2)	21.3	1.6	1.8	4.5	29.2
Total Net sales	$3,631.3	$746.6	$926.6	$672.1	$5,976.6

Sales by Customer Channel
Corporate	$2,364.4	$—	$—	$—	$2,364.4
Financial Services	478.6	—	—	—	478.6
Healthcare	788.3	—	—	—	788.3
Government	—	746.6	—	—	746.6
Education	—	—	926.6	—	926.6
Other	—	—	—	672.1	672.1
Total Net sales	$3,631.3	$746.6	$926.6	$672.1	$5,976.6

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$3,116.5	$625.2	$860.8	$560.1	$5,162.6
Transferred at a point in time where CDW is agent	277.5	51.8	36.6	42.5	408.4
Transferred over time where CDW is principal	237.3	69.6	29.2	69.5	405.6
Total Net sales	$3,631.3	$746.6	$926.6	$672.1	$5,976.6

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2026
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$7,488.3	$1,480.8	$1,608.0	$16.6	$10,593.7
Rest of World	46.5	0.1	0.1	1,611.6	1,658.3
Total Net sales	$7,534.8	$1,480.9	$1,608.1	$1,628.2	$12,252.0

Major Product and Services
Hardware	$5,401.3	$1,010.0	$1,370.0	$1,238.6	$9,019.9
Software	1,459.0	335.7	151.1	223.4	2,169.2
Services	623.4	133.0	86.0	158.8	1,001.2
Other(2)	51.1	2.2	1.0	7.4	61.7
Total Net sales	$7,534.8	$1,480.9	$1,608.1	$1,628.2	$12,252.0

Sales by Customer Channel
Corporate	$4,992.4	$—	$—	$—	$4,992.4
Financial Services	915.5	—	—	—	915.5
Healthcare	1,626.9	—	—	—	1,626.9
Government	—	1,480.9	—	—	1,480.9
Education	—	—	1,608.1	—	1,608.1
Other	—	—	—	1,628.2	1,628.2
Total Net sales	$7,534.8	$1,480.9	$1,608.1	$1,628.2	$12,252.0

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$6,434.4	$1,264.9	$1,477.2	$1,408.8	$10,585.3
Transferred at a point in time where CDW is agent	621.8	103.5	75.1	84.5	884.9
Transferred over time where CDW is principal	478.6	112.5	55.8	134.9	781.8
Total Net sales	$7,534.8	$1,480.9	$1,608.1	$1,628.2	$12,252.0

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2025
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$6,825.3	$1,349.3	$1,584.5	$11.1	$9,770.2
Rest of World	61.3	2.2	0.6	1,341.4	1,405.5
Total Net sales	$6,886.6	$1,351.5	$1,585.1	$1,352.5	$11,175.7

Major Product and Services
Hardware	$4,929.3	$898.1	$1,377.0	$981.9	$8,186.3
Software	1,303.7	304.2	126.4	204.2	1,938.5
Services	611.3	145.9	78.4	158.9	994.5
Other(2)	42.3	3.3	3.3	7.5	56.4
Total Net sales	$6,886.6	$1,351.5	$1,585.1	$1,352.5	$11,175.7

Sales by Customer Channel
Corporate	$4,554.4	$—	$—	$—	$4,554.4
Financial Services	812.7	—	—	—	812.7
Healthcare	1,519.5	—	—	—	1,519.5
Government	—	1,351.5	—	—	1,351.5
Education	—	—	1,585.1	—	1,585.1
Other	—	—	—	1,352.5	1,352.5
Total Net sales	$6,886.6	$1,351.5	$1,585.1	$1,352.5	$11,175.7

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$5,848.2	$1,131.6	$1,464.5	$1,134.7	$9,579.0
Transferred at a point in time where CDW is agent	575.4	94.8	64.8	83.6	818.6
Transferred over time where CDW is principal	463.0	125.1	55.8	134.2	778.1
Total Net sales	$6,886.6	$1,351.5	$1,585.1	$1,352.5	$11,175.7

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three and six months ended June 30, 2026 and 2025. Categories are based upon internal classifications.

	Three Months Ended June 30,
	2026		2025
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,751.5	26.7%	$1,577.1	26.4%
Netcomm Products	829.9	12.6	740.0	12.4
Collaboration	472.5	7.2	466.9	7.8
Data Storage and Servers	844.8	12.9	641.2	10.7
Desktops	372.3	5.7	363.0	6.1
Other Hardware	634.0	9.5	653.8	10.9
Total Hardware	4,905.0	74.6	4,442.0	74.3

Software(1)	1,114.3	17.0	990.2	16.6
Services(1)	520.7	7.9	515.2	8.6
Other(2)	32.2	0.5	29.2	0.5
Total Net sales	$6,572.2	100.0%	$5,976.6	100.0%

	Six Months Ended June 30,
	2026		2025
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$3,161.5	25.8%	$2,924.8	26.2%
Netcomm Products	1,505.2	12.3	1,287.5	11.5
Collaboration	903.8	7.4	869.7	7.8
Data Storage and Servers	1,532.0	12.5	1,161.8	10.4
Desktops	704.6	5.8	710.1	6.4
Other Hardware	1,212.8	9.9	1,232.4	11.0
Total Hardware	9,019.9	73.7	8,186.3	73.3

Software(1)	2,169.2	17.7	1,938.5	17.3
Services(1)	1,001.2	8.2	994.5	8.9
Other(2)	61.7	0.4	56.4	0.5
Total Net sales	$12,252.0	100.0%	$11,175.7	100.0%

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
Overview
CDW Corporation (“Parent”) is a leading multi-brand provider of information technology (“IT”) solutions to business, government, education, and healthcare customers in the United States (“US”), the United Kingdom (“UK”), and Canada. Our broad array of offerings ranges from discrete hardware and software products to integrated IT solutions and services that include on-premise and cloud capabilities across hybrid infrastructure, digital experience, and security.
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
We are vendor, technology, and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual, and cloud-based environments through approximately 10,300 customer-facing coworkers, including sellers, highly skilled specialists, and engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers, and cloud providers (collectively, our “vendor partners”), and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise, and extensive customer access.
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
•General economic conditions are a key factor affecting our results as they can impact our customers’ willingness and ability to spend on IT. The prevailing economic conditions remain complex, largely due to ongoing uncertainty surrounding evolving global trade policies and geopolitical conditions, among other drivers. In addition, there has been increased demand for memory-intensive products driven by the rapid adoption of artificial intelligence (“AI”) applications and related data center investments. Collectively, these dynamics may continue to influence supply chains and drive pricing pressures, while the broader economic conditions may affect interest rates. The uncertainty in the current economic environment has impacted and may continue to impact the timing of our customers’ investments in technology.

•The evolution of technology and AI adoption trends continue to drive customer purchasing decisions in the market. Current trends are focused on modernizing and optimizing technology environments to improve operational efficiency, agility, and cybersecurity while enabling organizations to leverage AI at scale. These trends are driving investment in AI-ready infrastructure, cloud and data modernization, cybersecurity solutions, and workflow automation technologies. As AI capabilities continue to evolve, organizations are increasingly focused on achieving practical, secure, and measurable business outcomes while managing complexity and risk. We have orchestrated outcome-driven solutions that bring together AI, security, software, and services to help customers achieve their objectives.
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
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. Financial measures are presented both in accordance with the accounting principles generally accepted in the United States of America (“GAAP”), and non-GAAP, which excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that the most important of these measures and ratios include Gross profit, Gross profit margin, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Net income, Non-GAAP net income, Net income per diluted share, Non-GAAP net income per diluted share, Average daily sales, Net debt, Cash conversion cycle, Net cash provided by operating activities, and Adjusted free cash flow. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
For the definitions, discussion of management’s use of non-GAAP measures and reconciliations to the most directly comparable GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”
The results of certain key business metrics for the comparative periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$6,572.2	$5,976.6	$12,252.0	$11,175.7
Gross profit	$1,319.8	$1,241.2	$2,509.8	$2,363.5
Gross profit margin	20.1%	20.8%	20.5%	21.1%
Operating income	$428.6	$420.2	$804.6	$781.6
Operating income margin	6.5%	7.0%	6.6%	7.0%
Non-GAAP operating income	$556.0	$519.7	$1,007.9	$963.7
Non-GAAP operating income margin	8.5%	8.7%	8.2%	8.6%
Net income	$274.4	$271.2	$509.8	$496.1
Non-GAAP net income	$370.4	$343.7	$665.7	$630.2
Net income per diluted share	$2.15	$2.05	$3.97	$3.73
Non-GAAP net income per diluted share	$2.91	$2.60	$5.18	$4.74
Average daily sales(1)	$102.7	$93.4	$96.5	$88.0
(1)Defined as Net sales divided by the number of selling days. There were 64 selling days for both the three months ended June 30, 2026 and 2025. There were 127 selling days for both the six months ended June 30, 2026 and 2025.

(dollars in millions)	June 30, 2026	June 30, 2025
Net debt(1)	$5,455.2	$5,151.7
Cash conversion cycle (in days)(2)	21	16
Net cash provided by operating activities	$219.7	$443.1
Adjusted free cash flow(3)	$278.4	$458.9
(1)Defined as total debt minus Cash and cash equivalents. As of June 30, 2026 and June 30, 2025, total debt was $5.8 billion and $5.6 billion, respectively, and Cash and cash equivalents was $362 million and $481 million, respectively.
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
Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the three and six months ended June 30, 2026 and 2025 are below. For additional information on Net sales, Gross profit, and Operating income by segment, see the “Segment Results of Operations.”

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Net sales	$6,572.2	$5,976.6	10.0%	$12,252.0	$11,175.7	9.6%
Cost of sales	5,252.4	4,735.4	10.9	9,742.2	8,812.2	10.6
Gross profit	1,319.8	1,241.2	6.3	2,509.8	2,363.5	6.2
Gross profit margin	20.1%	20.8%		20.5%	21.1%
Selling and administrative expenses	891.2	821.0	8.6	1,705.2	1,581.9	7.8
Operating income	428.6	420.2	2.0	804.6	781.6	2.9
Operating income margin	6.5%	7.0%		6.6%	7.0%
Interest expense, net	(60.2)	(56.8)	6.0	(115.5)	(113.9)	1.4
Other income (expense), net	4.5	1.5	nm*	2.8	1.2	nm*
Income before income taxes	372.9	364.9	2.2	691.9	668.9	3.4
Income tax expense	(98.5)	(93.7)	5.1	(182.1)	(172.8)	5.4
Net income	$274.4	$271.2	1.2%	$509.8	$496.1	2.8%
*nm - Not meaningful
Three months ended June 30, 2026 compared with the three months ended June 30, 2025
Net sales increased $596 million, or 10.0%, with higher Net sales across all operating segments. Net sales on a constant currency basis increased 9.9% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Customer demand drove Net sales growth primarily in data storage and servers, notebooks/mobile devices, software, and netcomm products.
Gross profit increased $79 million, or 6.3%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 70 basis points to 20.1%, primarily driven by mix into and lower margin in certain hardware categories, partially offset by a higher contribution of netted down revenue.
Selling and administrative expenses increased $70 million, or 8.6%, primarily due to higher compensation expense, including performance-based incentives, and workplace optimization costs.
Operating income increased $8 million, or 2.0%, to $429 million for the three months ended June 30, 2026, compared to $420 million for the three months ended June 30, 2025.
Interest expense, net includes interest expense and interest income. Interest expense, net increased $3 million, or 6.0%, primarily due to higher average debt levels on our senior unsecured revolving loan facility.
Income tax expense increased $5 million, or 5.1%. The effective income tax rate was 26.4% and 25.7% for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rate was primarily due to current year tax shortfalls as compared to prior year excess tax benefits on equity-based compensation.
Six months ended June 30, 2026 compared with the six months ended June 30, 2025
Net sales increased $1,076 million, or 9.6%, with higher Net sales across all operating segments. Net sales on a constant currency basis increased 9.2% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Customer demand drove Net sales growth primarily in data storage and servers, notebooks/mobile devices, software, and netcomm products.

Gross profit increased $146 million, or 6.2%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 60 basis points to 20.5%, primarily driven by mix into and lower margin in certain hardware categories.
Selling and administrative expenses increased $123 million, or 7.8%, primarily due to higher compensation expense, including performance-based incentives, and workplace optimization costs.
Operating income increased $23 million, or 2.9%, to $805 million for the six months ended June 30, 2026, compared to $782 million for the six months ended June 30, 2025.
Interest expense, net includes interest expense and interest income. Interest expense, net increased $2 million, or 1.4%, primarily due to higher average debt levels on our senior unsecured revolving loan facility.
Income tax expense increased $9 million, or 5.4%. The effective income tax rate was 26.3% and 25.8% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rate was primarily due to current year tax shortfalls as compared to prior year excess tax benefits on equity-based compensation, partially offset by tax credits.
Segment Results of Operations
Net sales by segment for the comparative periods are as follows:

	Three Months Ended June 30,
	2026		2025
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Commercial:
Corporate	$2,618.1	39.8%	$2,364.4	39.6%	$253.7	10.7%
Financial Services	487.1	7.4	478.6	8.0	8.5	1.8
Healthcare	860.2	13.1	788.3	13.2	71.9	9.1
Total Commercial	3,965.4	60.3	3,631.3	60.8	334.1	9.2
Government	848.0	12.9	746.6	12.5	101.4	13.6
Education	933.1	14.2	926.6	15.5	6.5	0.7
Other(2)	825.7	12.6	672.1	11.2	153.6	22.9
Total Net sales	$6,572.2	100.0%	$5,976.6	100.0%	$595.6	10.0%

	Six Months Ended June 30,
	2026		2025
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Commercial:
Corporate	$4,992.4	40.7%	$4,554.4	40.7%	$438.0	9.6%
Financial Services	915.5	7.5	812.7	7.3	102.8	12.6
Healthcare	1,626.9	13.3	1,519.5	13.6	107.4	7.1
Total Commercial	7,534.8	61.5	6,886.6	61.6	648.2	9.4
Government	1,480.9	12.1	1,351.5	12.1	129.4	9.6
Education	1,608.1	13.1	1,585.1	14.2	23.0	1.5
Other(2)	1,628.2	13.3	1,352.5	12.1	275.7	20.4
Total Net sales	$12,252.0	100.0%	$11,175.7	100.0%	$1,076.3	9.6%
(1)There were 64 selling days for both the three months ended June 30, 2026 and 2025. There were 127 selling days for both the six months ended June 30, 2026 and 2025. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

Gross profit by segment for the comparative periods is as follows:

	Three Months Ended June 30,
	2026		2025
(dollars in millions)	Gross Profit	Gross Profit Margin(3)	Gross Profit	Gross Profit Margin(3)	Dollar Change	Percent Change
Segments:(1)
Commercial	$845.3	21.3%	$789.2	21.7%	$56.1	7.1%
Government	163.7	19.3	168.2	22.5	(4.5)	(2.7)
Education	153.0	16.4	141.8	15.3	11.2	7.9
Other(2)	157.8	19.1	142.0	21.1	15.8	11.1
Total Gross profit	$1,319.8	20.1%	$1,241.2	20.8%	$78.6	6.3%

	Six Months Ended June 30,
	2026		2025
(dollars in millions)	Gross Profit	Gross Profit Margin(3)	Gross Profit	Gross Profit Margin(3)	Dollar Change	Percent Change
Segments:(1)
Commercial	$1,643.4	21.8%	$1,539.0	22.3%	$104.4	6.8%
Government	288.4	19.5	303.1	22.4	(14.7)	(4.8)
Education	265.5	16.5	247.2	15.6	18.3	7.4
Other(2)	312.5	19.2	274.2	20.3	38.3	14.0
Total Gross profit	$2,509.8	20.5%	$2,363.5	21.1%	$146.3	6.2%
(1)Segment gross profit includes the segment’s direct gross profit, allocations for gross profit from logistics, and allocations for certain inventory adjustments, volume rebates, and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Gross profit margin represents segment Gross profit as a percentage of segment Net sales.

Operating income by segment for the comparative periods is as follows:

	Three Months Ended June 30,
	2026		2025
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Commercial	$382.6	9.6%	$371.7	10.2%	$10.9	2.9%
Government	59.9	7.1	51.0	6.8	8.9	17.5
Education	65.1	7.0	56.1	6.1	9.0	16.0
Other(2)	52.0	6.3	42.6	6.3	9.4	22.1
Headquarters(3)	(131.0)	nm*	(101.2)	nm*	(29.8)	(29.4)
Total Operating income	$428.6	6.5%	$420.2	7.0%	$8.4	2.0%

	Six Months Ended June 30,
	2026		2025
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Commercial	$737.3	9.8%	$732.4	10.6%	$4.9	0.7%
Government	85.1	5.7	76.5	5.7	8.6	11.2
Education	104.5	6.5	81.4	5.1	23.1	28.4
Other(2)	98.5	6.0	81.7	6.0	16.8	20.6
Headquarters(3)	(220.8)	nm*	(190.4)	nm*	(30.4)	(16.0)
Total Operating income	$804.6	6.6%	$781.6	7.0%	$23.0	2.9%
*nm - Not meaningful
(1)Segment operating income includes the segment’s direct operating income, allocations for certain headquarters function costs, allocations for income and expenses from logistics, certain inventory adjustments and volume rebates, and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Includes headquarters function costs that are not allocated to the segments.
Three months ended June 30, 2026 compared with the three months ended June 30, 2025
Commercial:
Net sales increased $334 million, or 9.2%, primarily due to an increased customer demand in data storage and servers across all customer channels, software, and netcomm products in the corporate customer channel, and notebooks/mobile devices in the corporate and healthcare customer channels.
Gross profit dollars increased $56 million, or 7.1%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 40 basis points to 21.3%, which is primarily attributed to mix into and lower margin in certain hardware categories, partially offset by a higher contribution of netted down revenue.
Operating income increased $11 million, or 2.9%, primarily due to higher Gross profit dollars, partially offset by higher compensation expense, including performance-based incentives.
Government:
Net sales increased $101 million, or 13.6%, primarily due to increased customer demand primarily in netcomm products, data storage and servers, and software.
Gross profit decreased $5 million, or 2.7%, due to lower gross profit margin, partially offset by higher Net sales. Gross profit margin decreased 320 basis points, to 19.3%, which is attributed to mix into and lower margin in certain hardware categories and services.

Operating income increased $9 million, or 17.5%, primarily due to lower compensation expense, including performance-based incentives, which more than offset the impact of lower Gross profit dollars.
Education:
Net sales increased $7 million, or 0.7%, due to increased customer demand primarily in notebooks/mobile devices and software, partially offset by decreased customer demand in various hardware categories.
Gross profit dollars increased $11 million, or 7.9%, primarily due to higher Gross profit margin and Net sales. Gross profit margin increased 110 basis points, to 16.4%, which is attributed to a higher margin in certain product categories and a higher contribution of netted down revenue.
Operating income increased $9 million, or 16.0%, primarily due to higher Gross profit dollars and lower compensation expense.
Other:
Net sales increased $154 million, or 22.9%, primarily due to increased customer demand primarily in notebooks/mobile devices and data storage and servers within UK and Canada operations.
Gross profit dollars increased $16 million, or 11.1%, due to higher Net sales, partially offset by lower Gross profit margin. Gross profit margin decreased 200 basis points, to 19.1%, which is primarily attributed to mix into and lower margin in certain product categories.
Operating income increased $9 million, or 22.1%, primarily due to higher Gross profit dollars, partially offset by higher compensation expense, including performance-based incentives within Canada and UK operations.
Six months ended June 30, 2026 compared with the six months ended June 30, 2025
Commercial:
Net sales increased $648 million, or 9.4%, primarily due to increased customer demand in data storage and servers across all customer channels, and netcomm products and software in the corporate and healthcare customer channels.
Gross profit dollars increased $104 million, or 6.8%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 50 basis points, to 21.8%, which is primarily attributed to mix into and lower margin in certain hardware categories.
Operating income increased $5 million, or 0.7%, primarily due to higher Gross profit dollars, partially offset by higher compensation expense, including performance-based incentives.
Government:
Net sales increased $129 million, or 9.6%, primarily due to increased customer demand primarily in data storage and servers, software, and netcomm products.
Gross profit decreased $15 million, or 4.8%, due to lower gross profit margin, partially offset by higher Net sales. Gross profit margin decreased 290 basis points, to 19.5%, which is attributed to mix into and lower margin in certain hardware categories and services.
Operating income increased $9 million, or 11.2%, primarily due to lower compensation expense, including performance-based incentives, which more than offset the impact of lower Gross profit dollars.
Education:
Net sales increased $23 million, or 1.5%, primarily due to increased customer demand primarily in notebooks/mobile devices and software, partially offset by decreased customer demand in various hardware categories.
Gross profit dollars increased $18 million, or 7.4%, due to higher Gross profit margin and Net sales. Gross profit margin increased 90 basis points, to 16.5%, which is attributed to a higher margin in certain product categories.
Operating income increased $23 million, or 28.4%, primarily due to higher Gross profit dollars and lower compensation expense.

Other:
Net sales increased $276 million, or 20.4%, primarily due to increased customer demand primarily in notebooks/mobile devices and data storage and servers within UK and Canada operations.
Gross profit dollars increased $38 million, or 14.0%, due to higher Net sales, partially offset by lower Gross profit margin. Gross profit margin decreased 110 basis points, to 19.2%, which is primarily attributed to mix into and lower margin in certain product categories.
Operating income increased $17 million, or 20.6%, primarily due to higher Gross profit dollars, partially offset by higher compensation expense, including performance-based incentives within Canada and UK operations.
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
We have included reconciliations of our non-GAAP financial measures to the most comparable GAAP financial measures for the three and six months ended June 30, 2026 and 2025 below.

Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended June 30,
(dollars in millions)	2026	Percentage of Net Sales	2025	Percentage of Net Sales
Operating income, as reported	$428.6	6.5%	$420.2	7.0%
Amortization of intangibles(1)	42.4		42.4
Equity-based compensation	28.1		23.5
Transformation initiatives(2)	9.9		17.4
Acquisition and integration expenses	1.6		2.0
Workplace optimization(3)	44.2		12.7
Other adjustments	1.2		1.5
Non-GAAP operating income	$556.0	8.5%	$519.7	8.7%

	Six Months Ended June 30,
(dollars in millions)	2026	Percentage of Net Sales	2025	Percentage of Net Sales
Operating income, as reported	$804.6	6.6%	$781.6	7.0%
Amortization of intangibles(1)	85.1		85.2
Equity-based compensation	50.2		44.0
Transformation initiatives(2)	18.2		31.1
Acquisition and integration expenses	2.6		4.9
Workplace optimization(3)	44.2		12.8
Other adjustments	3.0		4.1
Non-GAAP operating income	$1,007.9	8.2%	$963.7	8.6%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended June 30,
	2026			2025
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP, as reported	$372.9	$(98.5)	$274.4	$364.9	$(93.7)	$271.2
Amortization of intangibles(2)	42.4	(11.0)	31.4	42.4	(11.1)	31.3
Equity-based compensation	28.1	(5.6)	22.5	23.5	(7.1)	16.4
Transformation initiatives(3)	9.9	(2.5)	7.4	17.4	(4.5)	12.9
Acquisition and integration expenses	1.6	(0.4)	1.2	2.0	(0.5)	1.5
Workplace optimization(4)	44.2	(11.5)	32.7	12.7	(3.3)	9.4
Other adjustments	1.2	(0.4)	0.8	1.5	(0.5)	1.0
Non-GAAP	$500.3	$(129.9)	$370.4	$464.4	$(120.7)	$343.7

Net income per diluted share, as reported			$2.15			$2.05
Non-GAAP net income per diluted share			$2.91			$2.60
Shares used in computing GAAP and Non-GAAP net income per diluted share			127.4			132.4

	Six Months Ended June 30,
	2026			2025
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP, as reported	$691.9	$(182.1)	$509.8	$668.9	$(172.8)	$496.1
Amortization of intangibles(2)	85.1	(22.1)	63.0	85.2	(22.2)	63.0
Equity-based compensation	50.2	(7.6)	42.6	44.0	(12.0)	32.0
Transformation initiatives(3)	18.2	(4.7)	13.5	31.1	(8.1)	23.0
Acquisition and integration expenses	2.6	(0.7)	1.9	4.9	(1.3)	3.6
Workplace optimization(4)	44.2	(11.5)	32.7	12.8	(3.3)	9.5
Other adjustments	3.0	(0.8)	2.2	4.1	(1.1)	3.0
Non-GAAP	$895.2	$(229.5)	$665.7	$851.0	$(220.8)	$630.2

Net income per diluted share, as reported			$3.97			$3.73
Non-GAAP net income per diluted share			$5.18			$4.74
Shares used in computing GAAP and Non-GAAP net income per diluted share			128.4			132.9
(1)Income tax on non-GAAP adjustments includes excess tax benefits associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Net sales on a constant currency basis

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	Percent Change(1)	2026	2025	Percent Change(1)
Net sales, as reported	$6,572.2	$5,976.6	10.0%	$12,252.0	$11,175.7	9.6%
Foreign currency translation(2)	—	1.0		—	41.1
Net sales, on a constant currency basis	$6,572.2	$5,977.6	9.9%	$12,252.0	$11,216.8	9.2%
(1)There were 64 selling days for both the three months ended June 30, 2026 and 2025. There were 127 selling days for both the six months ended June 30, 2026 and 2025. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Free cash flow and Adjusted free cash flow

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$219.7	$443.1
Capital expenditures	(53.9)	(49.4)
Free cash flow	165.8	393.7
Net change in accounts payable-inventory financing-supplier financing	50.6	65.2
Proceeds from accounts payable-inventory financing-product financing	62.5	—
Payments on accounts payable-inventory financing-product financing	(0.5)	—
Adjusted free cash flow(1)	$278.4	$458.9
(1)Defined as Net cash provided by operating activities less Capital expenditures, adjusted to include cash flows from financing activities that relate to the purchase of inventory.
Seasonality
While we have not historically experienced significant seasonality throughout the year on a consolidated basis, sales in our Government and Education segments have historically been higher in the second and third quarters than in other quarters primarily due to the buying patterns of education and government customers.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of June 30, 2026, we had $1.7 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll, and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions, and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next 12 months and thereafter; however, there are a number of factors that may negatively impact our available sources of funding and liquidity. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions, and working capital management.
Long-Term Debt and Financing Arrangements
As of June 30, 2026, we had total unsecured indebtedness of $5.8 billion, and we were in compliance with the covenants under our credit agreements and indentures.
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

Inventory Financing Agreements
We have entered into supplier financing agreements with certain financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions to enhance working capital. We do not incur any interest expense or other incremental expenses associated with these agreements as balances are paid when they are due.
During the second quarter of 2026, we entered into a product financing arrangement with an independent third-party intermediary to support a customer’s hardware procurement program. This arrangement is intended to mitigate the working capital impact associated with the timing difference between inventory procurement and customer collections. We retain the economic benefits and risks of inventory held by the intermediary. Contractual financing costs incurred under the program are recognized as interest expense over the term of the arrangement.
Amounts under both supplier financing and product financing arrangements are classified within Accounts payable-inventory financing on the Consolidated Balance Sheets. For additional information, see Note 5 (Inventory Financing Agreements) to the accompanying Consolidated Financial Statements.
Share Repurchase Program
During the six months ended June 30, 2026, we repurchased 4.5 million shares of our common stock for $545 million under the share repurchase program. On May 13, 2026, we announced that our Board of Directors authorized a $1 billion increase to the share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2026 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.630	February 3, 2026	February 25, 2026	March 10, 2026
$0.630	May 5, 2026	May 25, 2026	June 10, 2026
On August 5, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.630 per share. The dividend will be paid on September 10, 2026 to all stockholders of record as of the close of business on August 25, 2026.
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
Cash Flows
Cash flows from operating, investing, and financing activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$219.7	$443.1
Net cash (used in) provided by investing activities	(58.8)	154.6
Net cash used in financing activities	(406.2)	(649.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10.5)	25.0
Net decrease in cash, cash equivalents, and restricted cash	$(255.8)	$(26.5)

Operating Activities
Cash flows from operating activities are as follows:

	Six Months Ended June 30,
(dollars in millions)	2026	2025	Change
Net income	$509.8	$496.1	$13.7
Adjustments for the impact of non-cash items(1)	207.6	176.6	31.0
Net income adjusted for the impact of non-cash items	717.4	672.7	44.7
Changes in assets and liabilities:
Accounts receivable	(1,054.0)	(450.1)	(603.9)
Merchandise inventory	(418.3)	(147.3)	(271.0)
Accounts payable-trade	896.2	384.7	511.5
Other assets and liabilities	78.4	(16.9)	95.3
Net cash provided by operating activities	$219.7	$443.1	$(223.4)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses, and equity-based compensation expense.
Net cash provided by operating activities decreased $223 million for the six months ended June 30, 2026 compared to June 30, 2025. This decrease was primarily attributable to Accounts receivable and Merchandise inventory, partially offset by Accounts payable-trade. The decrease from Accounts receivable was primarily due to timing of collections and increased sales activity. The decrease from Merchandise inventory was primarily due to customer-driven stocking positions as a result of higher demand and increased hardware cost. The increase from Accounts payable-trade was primarily due to timing of payments and increased sales activity.
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

	June 30,
(in days)	2026	2025
Days of sales outstanding (DSO)(1)	93	80
Days of supply in inventory (DIO)(2)	16	13
Days of purchases outstanding (DPO)(3)	(88)	(77)
Cash conversion cycle	21	16
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
The cash conversion cycle increased to 21 days at June 30, 2026, compared to 16 days at June 30, 2025. The increase was primarily driven by higher days of sales outstanding (DSO), reflecting the impacts of timing of collections and increased sales activity, along with higher days of inventory outstanding (DIO), reflecting the impacts of higher average customer stocking positions and increased hardware cost. These increases were partially offset by the higher days of purchases outstanding (DPO), driven by the timing of payments and increased sales activity.
Investing Activities
Net cash used in investing activities increased $213 million for the six months ended June 30, 2026 compared to June 30, 2025. This increase was primarily driven by cash inflow from the maturity of the short-term investments in 2025.

Financing Activities
Net cash used in financing activities decreased $243 million for the six months ended June 30, 2026 compared to June 30, 2025. This decrease was primarily driven by repayment of long-term debt in 2025 and proceeds from borrowings under the Revolving Loan Facility in 2026, partially offset by higher share repurchases in 2026.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
The information set forth in Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements is incorporated herein by reference.
Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results or events and estimates of amounts not yet determinable. These statements also relate to our future prospects, growth, developments, business strategies, capital allocation, and stockholder returns. We claim the protection of The Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report.
These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “potential,” “predict,” “project,” “target,” and similar terms and phrases or future or conditional verbs such as “could,” “may,” “should,” “will,” and “would.” However, these words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to, statements we make in this report regarding our future financial and operational performance, expected customer demand for technology solutions and services, customer spending trends, future liquidity, capital allocation priorities, strategic investments and transformation initiatives, management of debt obligations, the impact of any economic, geopolitical, and regulatory developments, and the expected outcome of any existing or potential litigation, claims, audits, and tax matters. Although we believe that our plans, intentions, and other expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results or events to differ materially from those that we expected.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no material changes in this information.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report is incorporated herein by reference.
Item 1A. Risk Factors
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors during the six months ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (in millions)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
April 1 through April 30, 2026	0.3	$131.16	0.3	$441.6
May 1 through May 31, 2026	1.5	111.81	1.5	1,280.5
June 1 through June 30, 2026	1.1	133.10	1.1	1,137.9
Total	2.9		2.9
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
On May 13, 2026, the Company announced that its Board of Directors authorized a $1 billion increase to the Company’s share repurchase program (which was incremental to the approximately $484 million that was remaining as of March 31, 2026 under the $750 million authorization announced on February 5, 2025) under which the Company may repurchase shares of its common stock from time to time in privately negotiated transactions, open market purchases, or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements, and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares, and the program may be modified, suspended, or discontinued at any time. As of June 30, 2026, the Company has approximately $1,138 million remaining under the program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Eighth Amended and Restated Certificate of Incorporation of CDW Corporation	8-K	3.1	5/26/2026
3.2	Amended and Restated Bylaws of CDW Corporation	8-K	3.2	5/26/2026
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
________________
*    These items are furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	August 5, 2026	By:	/s/ Albert J. Miralles
Albert J. Miralles
Chief Financial Officer and Executive Vice President, Enterprise Business Operations
(Duly authorized officer and principal financial officer)