Form 10-Q
period 2026-09-30
CDW Corp
filed 2026-11-04
CIK 1402057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of October 30, 2026, there were 124,809,323 shares of common stock, $0.01 par value, outstanding.

CDW CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars and shares in millions, except per share amounts)
	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,538.7	$618.7
Accounts receivable, net of allowance for credit losses of $70.2 and $65.2, respectively	7,767.7	6,312.4
Merchandise inventory	1,019.9	563.4
Miscellaneous receivables	587.7	554.0
Prepaid expenses and other	447.7	452.0
Total current assets	11,361.7	8,500.5
Operating lease right-of-use assets	125.1	136.7
Property and equipment, net	163.6	171.5
Goodwill	4,998.7	4,662.3
Other intangible assets, net	1,255.5	1,186.4
Accounts receivable and other assets, noncurrent	1,683.7	1,370.8
Total Assets	$19,588.3	$16,028.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$5,509.8	$4,220.1
Accounts payable-inventory financing	599.4	352.6
Current maturities of long-term debt	1,009.1	1,007.5
Contract liabilities	585.8	534.0
Accrued expenses and other current liabilities:
Compensation	282.8	318.8
Advertising	257.5	176.1
Sales and income taxes	155.0	82.9
Other	583.4	534.1
Total current liabilities	8,982.8	7,226.1
Long-term liabilities:
Debt	6,115.2	4,622.3
Deferred income taxes	197.5	171.8
Operating lease liabilities	143.1	157.8
Accounts payable and other liabilities	1,513.8	1,244.1
Total long-term liabilities	7,969.6	6,196.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100.0 shares authorized; no shares issued or outstanding for both periods	—	—
Common stock, $0.01 par value, 1,000.0 shares authorized; 125.0 and 129.4 shares outstanding, respectively	1.2	1.3
Paid-in capital	4,127.6	3,978.5
Accumulated deficit	(1,368.2)	(1,273.9)
Accumulated other comprehensive loss	(124.7)	(99.8)
Total stockholders’ equity	2,635.9	2,606.1
Total Liabilities and Stockholders’ Equity	$19,588.3	$16,028.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$6,754.5	$5,737.4	$19,006.5	$16,913.1
Cost of sales	5,369.2	4,481.9	15,111.4	13,294.1
Gross profit	1,385.3	1,255.5	3,895.1	3,619.0
Selling and administrative expenses	895.8	812.2	2,601.0	2,394.1
Operating income	489.5	443.3	1,294.1	1,224.9
Interest expense, net	(65.9)	(55.0)	(181.4)	(168.9)
Other income (expense), net	0.3	1.1	3.1	2.3
Income before income taxes	423.9	389.4	1,115.8	1,058.3
Income tax expense	(114.1)	(98.4)	(296.2)	(271.2)
Net income	$309.8	$291.0	$819.6	$787.1

Net income per common share:
Basic	$2.48	$2.22	$6.45	$5.98
Diluted	$2.46	$2.21	$6.43	$5.94

Weighted-average common shares outstanding:
Basic	125.1	131.0	127.0	131.7
Diluted	125.7	131.8	127.5	132.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$309.8	$291.0	$819.6	$787.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from cash flow hedge	(0.1)	0.2	(0.1)	(0.2)
Reclassification of cash flow hedge to net income	0.2	0.2	0.6	0.6
Foreign currency translation adjustments	(1.7)	(20.6)	(25.4)	53.2
Other comprehensive income (loss), net of tax	(1.6)	(20.2)	(24.9)	53.6
Comprehensive income	$308.2	$270.8	$794.7	$840.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$819.6	$787.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225.3	221.5
Equity-based compensation expense	76.9	71.1
Deferred income taxes	(13.1)	(3.2)
Provision for credit losses	20.2	26.5
Other	4.1	(0.6)
Changes in assets and liabilities:
Accounts receivable	(1,484.1)	(633.0)
Merchandise inventory	(457.2)	106.8
Other assets	(300.9)	(334.9)
Accounts payable-trade	1,289.7	273.8
Other liabilities	438.0	256.3
Net cash provided by operating activities	618.5	771.4
Cash flows from investing activities:
Capital expenditures	(80.7)	(79.2)
Proceeds from short-term investments	—	211.1
Acquisitions of businesses, net of cash acquired	(450.3)	(5.0)
Other	(9.6)	(2.2)
Net cash (used in) provided by investing activities	(540.6)	124.7
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	6,247.5	1,397.9
Repayments of borrowings under revolving credit facility	(6,247.5)	(1,397.9)
Proceeds from issuance of long-term debt	1,498.7	—
Repayments of long-term debt	—	(211.1)
Net change in accounts payable-inventory financing-supplier financing	24.4	(24.2)
Proceeds from accounts payable-inventory financing-product financing	240.8	—
Repayments on accounts payable-inventory financing-product financing	(18.4)	—
Repurchases of common stock	(652.7)	(500.0)
Proceeds from stock option exercises	20.0	27.0
Payment of incentive compensation plan withholding taxes	(12.9)	(22.0)
Dividend payments	(239.6)	(246.9)
Other	2.0	8.5
Net cash provided by (used in) financing activities	862.3	(968.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.1)	18.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	927.1	(54.6)
Cash, cash equivalents, and restricted cash—beginning of period(1)	618.9	507.7
Cash, cash equivalents, and restricted cash—end of period(1)	$1,546.0	$453.1
Supplementary disclosure of cash flow information:
Interest paid	$(177.0)	$(173.1)
Income taxes paid, net	$(237.3)	$(195.6)
(1)Restricted cash is presented within Prepaid expenses and other on the Consolidated Balance Sheets, as applicable.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Three Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2026	125.3	$1.2	$4,052.9	$(1,488.9)	$(123.1)	$2,442.1
Net income	—	—	—	309.8	—	309.8
Equity-based compensation expense	—	—	26.7	—	—	26.7
Shares issued under equity-based compensation plans	0.2	—	10.3	—	—	10.3
Coworker Stock Purchase Plan	—	—	5.6	—	—	5.6
Repurchases of common stock	(0.8)	—	—	(108.0)	—	(108.0)
Dividends paid ($0.630 per share)	—	—	1.0	(79.7)	—	(78.7)
Incentive compensation plan stock withheld for taxes	—	—	—	(0.6)	—	(0.6)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(0.1)	(0.1)
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	0.1	(0.8)	(1.7)	(2.4)
Acquisition-related equity issuance	0.3	—	31.0	—	—	31.0
Balance as of September 30, 2026	125.0	$1.2	$4,127.6	$(1,368.2)	$(124.7)	$2,635.9

	Three Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2025	131.1	$1.3	$3,919.1	$(1,366.9)	$(86.3)	$2,467.2
Net income	—	—	—	291.0	—	291.0
Equity-based compensation expense	—	—	27.1	—	—	27.1
Shares issued under equity-based compensation plans	0.1	—	1.8	—	—	1.8
Coworker Stock Purchase Plan	—	—	6.9	—	—	6.9
Repurchases of common stock	(0.9)	—	—	(149.9)	—	(149.9)
Dividends paid ($0.625 per share)	—	—	0.8	(82.6)	—	(81.8)
Incentive compensation plan stock withheld for taxes	—	—	—	(1.1)	—	(1.1)
Unrealized gain (loss) from hedge accounting	—	—	—	—	0.2	0.2
Reclassification of cash flow hedge to net income	—	—	—	—	0.2	0.2
Foreign currency translation and other	—	—	0.2	(1.5)	(20.6)	(21.9)
Balance as of September 30, 2025	130.3	$1.3	$3,955.9	$(1,311.0)	$(106.5)	$2,539.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars and shares in millions) (unaudited)
	Nine Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2025	129.4	$1.3	$3,978.5	$(1,273.9)	$(99.8)	$2,606.1
Net income	—	—	—	819.6	—	819.6
Equity-based compensation expense	—	—	76.9	—	—	76.9
Shares issued under equity-based compensation plans	0.5	—	20.0	—	—	20.0
Coworker Stock Purchase Plan	0.1	—	17.5	—	—	17.5
Repurchases of common stock	(5.3)	(0.1)	—	(652.6)	—	(652.7)
Dividends paid ($1.890 per share)	—	—	3.2	(242.8)	—	(239.6)
Incentive compensation plan stock withheld for taxes	—	—	—	(12.9)	—	(12.9)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(0.1)	(0.1)
Reclassification of cash flow hedge to net income	—	—	—	—	0.6	0.6
Foreign currency translation and other	—	—	0.5	(5.6)	(25.4)	(30.5)
Acquisition-related equity issuance	0.3	—	31.0	—	—	31.0
Balance as of September 30, 2026	125.0	$1.2	$4,127.6	$(1,368.2)	$(124.7)	$2,635.9

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2024	132.6	$1.3	$3,834.4	$(1,322.9)	$(160.1)	$2,352.7
Net income	—	—	—	787.1	—	787.1
Equity-based compensation expense	—	—	71.1	—	—	71.1
Shares issued under equity-based compensation plans	0.5	—	27.0	—	—	27.0
Coworker Stock Purchase Plan	0.1	—	20.7	—	—	20.7
Repurchases of common stock	(2.9)	—	—	(500.0)	—	(500.0)
Dividends paid ($1.875 per share)	—	—	2.4	(249.3)	—	(246.9)
Incentive compensation plan stock withheld for taxes	—	—	—	(22.0)	—	(22.0)
Unrealized gain (loss) from hedge accounting	—	—	—	—	(0.2)	(0.2)
Reclassification of cash flow hedge to net income	—	—	—	—	0.6	0.6
Foreign currency translation and other	—	—	0.3	(3.9)	53.2	49.6
Balance as of September 30, 2025	130.3	$1.3	$3,955.9	$(1,311.0)	$(106.5)	$2,539.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

1.    Description of Business and Summary of Significant Accounting Policies
Description of Business
CDW Corporation (“Parent”) is the strategic end-to-end technology partner that cuts through complexity to turn customer ambition into outcomes. Working with organizations across the business, government, education, and healthcare sectors in the United States, the United Kingdom (“UK”), and Canada, CDW enables organizations to navigate an increasingly complex technology market and turn their technology investments into lasting value. The Company’s broad array of offerings range from discrete hardware and software products to integrated IT solutions and services, including on-premise and cloud capabilities across hybrid infrastructure, digital experience, and security.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025 (the “Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The presentation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity as of the dates and for the periods indicated. The unaudited results of operations for such interim periods reported are not necessarily indicative of results for the full year.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to simplify the

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The ASU is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the amendments in this ASU on a prospective basis. The Company adopted this ASU on January 1, 2026, and elected to apply the practical expedient, which did not have any impact on its Consolidated Financial Statements and related disclosures.
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
3.    Acquisitions
Lovelytics
On September 25, 2026, the Company completed its acquisition of Lovelytics Data LLC and certain affiliated entities (collectively, “Lovelytics”) through a purchase of all the issued and outstanding equity interests. Lovelytics is a leading data and artificial intelligence (“AI”) services firm. This strategic acquisition expands the Company’s data and analytics capabilities and its services and solutions offerings in cloud, data, and AI.
The base purchase price for the acquisition of Lovelytics was $525 million. As part of the acquisition, the Company issued $44 million of restricted common stock to certain Lovelytics employees in lieu of cash consideration. Based on the terms of the restricted common stock, the acquisition-date fair value of the equity awards was allocated between purchase consideration of $31 million and Equity-based compensation of $13 million to be recognized over the future service period.
The acquisition of Lovelytics was not material to the Company’s results of operations and financial condition, and its financial results were not material to the Company’s Consolidated Financial Statements for the period. The purchase price allocation is preliminary and is subject to customary closing adjustments and revisions as additional information about fair value of assets and liabilities becomes available. Preliminarily, the Company recorded $347 million of Goodwill and $205 million of Other intangible assets, which primarily related to customer relationships and developed technology.
4.    Accounts Receivable and Contract Balances
Accounts Receivable
The following table details the total accounts receivable recognized and the related classification on the Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Accounts receivable, current(1)	$5,883.8	$5,014.9
Unbilled accounts receivable, current(1)	1,883.9	1,297.5
Unbilled accounts receivable, noncurrent(2)	1,535.3	1,245.4
Total accounts receivable	$9,303.0	$7,557.8
(1)Accounts receivable, current and Unbilled accounts receivable, current are presented within Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets.
(2)Unbilled accounts receivable, noncurrent is presented net of allowance for credit losses herein and is presented within Accounts receivable and other assets, noncurrent on the Consolidated Balance Sheets.
From time to time, the Company transfers certain accounts receivable, without recourse, to third-party financial companies as a method to reduce the Company’s credit exposure and accelerate cash collections. Such transfers are recognized as a sale, and the related accounts receivable are derecognized from the Consolidated Balance Sheets upon

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
receipt of payment from the third-party financing company. During the nine months ended September 30, 2026 and 2025, the Company sold approximately $396 million and $456 million of accounts receivable, respectively.
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

	September 30, 2026	December 31, 2025
Contract assets(1)	$121.2	$159.0
Contract liabilities(2)(3)	$646.2	$565.0
(1)Contract assets are presented within Prepaid expenses and other on the Consolidated Balance Sheets.
(2)Includes $61 million and $31 million of long-term contract liabilities that are presented within Long-term liabilities - Accounts payable and other liabilities on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
(3)For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $370 million and $364 million, respectively, related to its contract liabilities that were included in the beginning balance of the respective periods.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2026, related to non-cancelable managed and professional services contracts whereby the Company is acting as the principal and the duration is longer than 12 months, which is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$148.6	$75.7	$27.7	$14.5
5.    Goodwill
In connection with the segment realignment effective January 1, 2026, as described in Note 12 (Segment Information), the Company reassessed its reporting units. Goodwill previously allocated to the Corporate and Small Business reporting units was primarily assigned to the Commercial reporting unit. Goodwill previously allocated to the Public reporting unit was allocated to the Government, Education, and Commercial reporting units using a relative fair value approach. The Company performed a quantitative impairment analysis of goodwill under the new reporting unit structure as of January 1, 2026. Based on the results of the impairment analysis performed, the Company determined that the fair values of all reporting units exceeded their respective carrying values and that no impairment existed.
6.    Inventory Financing Agreements
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
The amounts outstanding under these agreements as of September 30, 2026 and December 31, 2025, were $377 million and $353 million, respectively, and are presented within Accounts payable-inventory financing on the Consolidated Balance Sheets. The majority of such outstanding amounts relates to a floorplan sub-facility that is incorporated in the Company’s Revolving Loan Facility, as defined within Note 7 (Debt). A portion of the Company’s

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
availability under the Revolving Loan Facility is reserved to cover the obligation to pay the financial institution. For additional information regarding the Revolving Loan Facility, see Note 7 (Debt).
Product Financing
In 2026, the Company entered into a financing arrangement involving an independent third-party intermediary to facilitate the fulfillment of a customer contract. In this arrangement, the intermediary procures and holds legal title to certain inventory, destined for the customer, but the Company retains control over the inventory’s economic benefits and risks. Accordingly, the inventory is included on the Consolidated Balance Sheets within Merchandise inventory, and the related obligation to the intermediary is recorded within Accounts payable-inventory financing. The purchase price with the intermediary is set at the original cost plus contractual financing costs, which are recognized as interest expense over the term of the arrangement. The arrangement is designed to support the inventory held for customer fulfillment over an extended delivery period, resulting in financing terms that may exceed 90 days. The amounts outstanding under this agreement as of September 30, 2026 were $222 million.
7.    Debt

			September 30, 2026	December 31, 2025
	Maturity Date	Interest Rate	Amount	Amount
Credit Facility
Senior unsecured revolving loan facility	December 2030	Variable	$—	$—

Term Loan
Senior unsecured term loan facility	December 2030	Variable	634.5	634.5

Unsecured Senior Notes
Senior notes due 2026	December 2026	2.670%	1,000.0	1,000.0
Senior notes due 2028	April 2028	4.250%	600.0	600.0
Senior notes due 2028	December 2028	3.276%	500.0	500.0
Senior notes due 2029	February 2029	3.250%	700.0	700.0
Senior notes due 2029	September 2029	5.700%	600.0	—
Senior notes due 2030	March 2030	5.100%	600.0	600.0
Senior notes due 2031	December 2031	3.569%	1,000.0	1,000.0
Senior notes due 2032	January 2032	6.100%	500.0	—
Senior notes due 2033	September 2033	6.350%	400.0	—
Senior notes due 2034	August 2034	5.550%	600.0	600.0
Total unsecured senior notes			6,500.0	5,000.0

Receivable financing liability			21.2	15.3
Other long-term obligations			2.9	5.5
Unamortized debt issuance costs and discount			(34.3)	(25.5)
Current maturities of long-term debt			(1,009.1)	(1,007.5)
Total long-term debt			$6,115.2	$4,622.3
As of September 30, 2026, the Company is in compliance with the covenants under its credit agreements and indentures.

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
The Company can draw tranches from the Revolving Loan Facility denominated in US dollars, British pounds, Canadian dollars, or Euros. The Revolving Loan Facility is used by the Company for borrowings, issuances of letters of credit, and floorplan financing. As of September 30, 2026, the Company could have borrowed up to an additional $1.9 billion under the Revolving Loan Facility. As of September 30, 2026, the Revolving Loan Facility had $381 million reserved for the floorplan sub-facility.
No mandatory payments are required on the principal amount of the Term Loan Facility until its maturity date on December 17, 2030.
Unsecured Senior Notes
The unsecured senior notes have a fixed interest rate, which is paid semi-annually.
Receivable Financing
The receivable financing liability primarily relates to proceeds from third-party financial institutions on future accounts receivable from customer contracts. While the terms of such agreements may be on a non-recourse basis, the related revenue had not been recognized, and no accounts receivable existed at the time the proceeds were received. Accordingly, the proceeds from these arrangements are recognized as a liability, which is subsequently settled through collections from the related customer contracts as revenue is recognized. During the nine months ended September 30, 2026, the Company received $12 million of proceeds under these agreements.
Debt Issuances
On September 21, 2026, the Company completed the issuance and sale of $600 million aggregate principal amount of 5.700% Senior Notes due 2029 (the “September 2029 Notes”) at 99.908% of par, $500 million aggregate principal amount of 6.100% Senior Notes due 2032 (the “2032 Notes”) at 100% of par, and $400 million aggregate principal amount of 6.350% Senior Notes due 2033 (the “2033 Notes”) at 99.805% of par (collectively, the “New Notes”). Interest on the September 2029 Notes and 2033 Notes is payable semi-annually on March 21 and September 21 of each year. Interest on the 2032 Notes is payable semi-annually on January 15 and July 15 of each year. The net proceeds from the New Notes issuance will be used to repay the 2.670% Senior Notes due 2026 upon their maturity in December 2026, with the remaining net proceeds available for general corporate purposes, including amounts that were used to fund a substantial portion of the acquisition of Lovelytics (see Note 3, (Acquisitions)).
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
The approximate fair values and related carrying values of the Company’s long-term debt, including current maturities and excluding unamortized discount and unamortized debt issuance costs, were as follows:

	September 30, 2026	December 31, 2025
Fair value	$6,872.8	$5,552.5
Carrying value	$7,158.6	$5,655.3

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
Interest Rate Collars
The Company’s variable interest rate debt creates interest rate risk. The total notional amount of $400 million in interest rate collar agreements matured on September 30, 2026. As such, there are no outstanding interest rate collar agreements on the Consolidated Balance Sheet as of September 30, 2026. As of December 31, 2025, the Company had a total notional amount of $400 million in interest rate collar agreements classified within Current liabilities - Other on the Consolidated Balance Sheet for which the fair value was not material.
The interest rate collar agreements provided for a contractually specified interest rate cap and an interest rate floor based on SOFR. The Company received payment from the counterparty if SOFR was greater than the cap or paid the counterparty if SOFR was below the floor. If SOFR was between the floor and cap, no payment was due to either party.
The fair values of the Company’s interest rate collar agreements were classified as Level 2 in the fair value hierarchy. The valuation of the interest rate collar agreements was derived using a discounted cash flow analysis on the expected cash receipts or cash disbursements that would occur if variable interest rates rose above or fell below the strike rates of the interest rate cap and interest rate floor, respectively. This analysis reflected the contractual terms of the interest rate collar agreements, including the period to maturity, and used observable market-based inputs, including SOFR curves and implied volatilities. The Company also incorporated insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads were based on publicly available credit information obtained from a third-party credit data provider.
The interest rate collars were designated as cash flow hedges. The changes in the fair value of derivatives that qualified as cash flow hedges were recorded in Accumulated other comprehensive loss (“AOCL”) and were subsequently reclassified into Interest expense, net in the period when the hedged forecasted transaction affected earnings. During the three and nine months ended September 30, 2026 and 2025, the changes in fair value for the effective portion of the derivative financial instruments and the reclassification from AOCL to Interest expense, net were not material.
Interest Rate Swaps
The Company’s fixed-rate debt creates exposure to changes in fair value resulting from changes in interest rates. During the third quarter of 2026, the Company entered into interest rate swap agreements with an aggregate notional amount of $500 million associated with a portion of the September 2029 Notes under which it receives fixed-rate payments and makes variable-rate payments based on SOFR. As of September 30, 2026, the fair value of the interest rate swap agreements was not material. For additional information regarding the September 2029 Notes, see Note 7 (Debt).
The fair values of the Company’s interest rate swap agreements are classified as Level 2 in the fair value hierarchy. The valuation of the interest rate swap agreements is derived using a discounted cash flow analysis of the expected future net cash receipts or cash disbursements that would occur based on the difference between the fixed interest rates received under the agreements and projected variable interest rates paid over the remaining term of the swaps. The valuation incorporates observable market-based inputs, including prevailing interest rates, forward interest rate curves, the contractual terms of the instruments and their respective notional amounts. The Company also incorporates insignificant credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty credit spreads are based on publicly available credit information obtained from a third-party credit data provider.
The fixed-to-floating interest rate swaps are designated as fair value hedges of a portion of the September 2029 Notes and qualify for the shortcut method. Changes in the fair value of the swap agreements offset changes in the fair value of the hedged debt attributable to changes in benchmark interest rates, with no net impact to net income.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Cash Equivalents
Cash equivalents include certificates of deposit with original maturities of three months or less. As of September 30, 2026, the carrying value of the certificates of deposit was $800 million and was classified within Cash and cash equivalents on the Consolidated Balance Sheets. The fair value of the certificates of deposit approximates the carrying value due to their short-term nature and is classified as Level 2 in the fair value hierarchy.
9.    Income Taxes

Income tax expense was $114 million and $98 million for the three months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 26.9% and 25.3% for the three months ended September 30, 2026 and 2025, respectively.
The effective income tax rate for the three months ended September 30, 2026, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible expenses. The effective income tax rate for the three months ended September 30, 2025, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible expenses, partially offset by tax credits.
Income tax expense was $296 million and $271 million for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 26.5% and 25.6% for the nine months ended September 30, 2026 and 2025, respectively.
The effective income tax rate for the nine months ended September 30, 2026, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, non-deductible expenses, and tax shortfalls on equity-based compensation, partially offset by tax credits. The effective income tax rate for the nine months ended September 30, 2025, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, partially offset by excess tax benefits on equity-based compensation and tax credits.
10.    Earnings Per Share
The numerator for both basic and diluted earnings per share is Net income. The denominator for basic earnings per share is the weighted-average shares outstanding during the period.
A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted-average shares outstanding	125.1	131.0	127.0	131.7
Effect of dilutive securities(1)	0.6	0.8	0.5	0.9
Diluted weighted-average shares outstanding(2)	125.7	131.8	127.5	132.6
(1)The dilutive effect of outstanding stock options, restricted stock units, performance share units, and Coworker Stock Purchase Plan units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
(2)There were fewer than 0.6 million potential common shares excluded from diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2026 and 2025. Inclusion of these common shares in diluted weighted-average shares outstanding would have had an anti-dilutive effect.
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
As of September 30, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s Consolidated Financial Statements could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
The Company received a Civil Investigative Demand (“CID”), issued by the Department of Justice (“DOJ”) on June 11, 2024, in connection with a False Claims Act investigation. The DOJ requested information relating to bids that the Company submitted for contracts funded in whole or in part by the Schools and Libraries Program (E-Rate Program). The Company provided information in response to the CID in November 2024. The Company is unaware of any further activity in the matter and therefore is unable to assess the probability of any particular outcome or financial impact, if any, at this time.
12.    Segment Information
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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Information about the Company’s segments for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Commercial	Government	Education	Other	Headquarters	Total
Three Months Ended September 30, 2026
Net sales	$3,979.4	$912.8	$982.2	$880.1	$—	$6,754.5
Cost of sales	3,139.0	734.7	785.7	709.8	—	5,369.2
Gross profit	840.4	178.1	196.5	170.3	—	1,385.3
Other segment expense items(1)	445.1	112.9	96.0	114.8	127.0	895.8
Operating income (loss)	$395.3	$65.2	$100.5	$55.5	$(127.0)	$489.5

Other Segment Information(2)
Depreciation and amortization expense	$26.5	$10.3	$3.3	$7.9	$27.1	$75.1

Three Months Ended September 30, 2025
Net sales	$3,294.6	$830.9	$913.5	$698.4	$—	$5,737.4
Cost of sales	2,559.1	641.1	728.2	553.5	—	4,481.9
Gross profit	735.5	189.8	185.3	144.9	—	1,255.5
Other segment expense items(1)	400.9	122.5	98.6	101.9	88.3	812.2
Operating income (loss)	$334.6	$67.3	$86.7	$43.0	$(88.3)	$443.3

Other Segment Information(2)
Depreciation and amortization expense	$29.0	$10.5	$2.0	$7.3	$24.5	$73.3

Nine Months Ended September 30, 2026
Net sales	$11,514.2	$2,393.7	$2,590.3	$2,508.3	$—	$19,006.5
Cost of sales	9,030.4	1,927.2	2,128.3	2,025.5	—	15,111.4
Gross profit	2,483.8	466.5	462.0	482.8	—	3,895.1
Other segment expense items(1)	1,351.2	316.2	257.0	328.8	347.8	2,601.0
Operating income (loss)	$1,132.6	$150.3	$205.0	$154.0	$(347.8)	$1,294.1

Other Segment Information(2)
Depreciation and amortization expense	$80.3	$31.2	$10.3	$23.7	$79.8	$225.3

Nine Months Ended September 30, 2025
Net sales	$10,181.2	$2,182.4	$2,498.6	$2,050.9	$—	$16,913.1
Cost of sales	7,906.7	1,689.5	2,066.1	1,631.8	—	13,294.1
Gross profit	2,274.5	492.9	432.5	419.1	—	3,619.0
Other segment expense items(1)	1,207.5	349.1	264.4	294.4	278.7	2,394.1
Operating income (loss)	$1,067.0	$143.8	$168.1	$124.7	$(278.7)	$1,224.9

Other Segment Information(2)
Depreciation and amortization expense	$79.9	$35.3	$10.8	$21.2	$74.3	$221.5

(1)Primarily includes payroll and other coworker costs, advertising expense and other selling and administrative costs.
(2)Depreciation and amortization expense is primarily included within Other segment expense items.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
Geographic Areas and Revenue Mix

	Three Months Ended September 30, 2026
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$3,952.6	$912.8	$982.2	$19.2	$5,866.8
Rest of World	26.8	—	—	860.9	887.7
Total Net sales	$3,979.4	$912.8	$982.2	$880.1	$6,754.5

Major Product and Services
Hardware	$2,873.3	$606.4	$782.6	$683.2	$4,945.5
Software	769.0	224.4	141.7	115.3	1,250.4
Services	311.9	80.7	57.0	76.5	526.1
Other(2)	25.2	1.3	0.9	5.1	32.5
Total Net sales	$3,979.4	$912.8	$982.2	$880.1	$6,754.5

Sales by Customer Channel
Corporate	$2,606.3	$—	$—	$—	$2,606.3
Financial Services	571.5	—	—	—	571.5
Healthcare	801.6	—	—	—	801.6
Government	—	912.8	—	—	912.8
Education	—	—	982.2	—	982.2
Other	—	—	—	880.1	880.1
Total Net sales	$3,979.4	$912.8	$982.2	$880.1	$6,754.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$3,385.4	$777.3	$871.8	$766.2	$5,800.7
Transferred at a point in time where CDW is agent	337.9	69.6	72.3	49.9	529.7
Transferred over time where CDW is principal	256.1	65.9	38.1	64.0	424.1
Total Net sales	$3,979.4	$912.8	$982.2	$880.1	$6,754.5

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended September 30, 2025
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$3,274.8	$830.3	$912.5	$5.6	$5,023.2
Rest of World	19.8	0.6	1.0	692.8	714.2
Total Net sales	$3,294.6	$830.9	$913.5	$698.4	$5,737.4

Major Product and Services
Hardware	$2,283.4	$584.6	$700.8	$519.7	$4,088.5
Software	680.6	155.0	166.1	91.9	1,093.6
Services	308.6	89.2	44.6	83.2	525.6
Other(2)	22.0	2.1	2.0	3.6	29.7
Total Net sales	$3,294.6	$830.9	$913.5	$698.4	$5,737.4

Sales by Customer Channel
Corporate	$2,231.4	$—	$—	$—	$2,231.4
Financial Services	330.0	—	—	—	330.0
Healthcare	733.2	—	—	—	733.2
Government	—	830.9	—	—	830.9
Education	—	—	913.5	—	913.5
Other	—	—	—	698.4	698.4
Total Net sales	$3,294.6	$830.9	$913.5	$698.4	$5,737.4

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$2,775.8	$683.1	$821.0	$587.6	$4,867.5
Transferred at a point in time where CDW is agent	284.9	67.2	62.3	37.9	452.3
Transferred over time where CDW is principal	233.9	80.6	30.2	72.9	417.6
Total Net sales	$3,294.6	$830.9	$913.5	$698.4	$5,737.4

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2026
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$11,440.9	$2,393.6	$2,590.2	$35.8	$16,460.5
Rest of World	73.3	0.1	0.1	2,472.5	2,546.0
Total Net sales	$11,514.2	$2,393.7	$2,590.3	$2,508.3	$19,006.5

Major Product and Services
Hardware	$8,274.6	$1,616.4	$2,152.6	$1,921.8	$13,965.4
Software	2,228.0	560.1	292.8	338.7	3,419.6
Services	935.3	213.7	143.0	235.3	1,527.3
Other(2)	76.3	3.5	1.9	12.5	94.2
Total Net sales	$11,514.2	$2,393.7	$2,590.3	$2,508.3	$19,006.5

Sales by Customer Channel
Corporate	$7,598.7	$—	$—	$—	$7,598.7
Financial Services	1,487.0	—	—	—	1,487.0
Healthcare	2,428.5	—	—	—	2,428.5
Government	—	2,393.7	—	—	2,393.7
Education	—	—	2,590.3	—	2,590.3
Other	—	—	—	2,508.3	2,508.3
Total Net sales	$11,514.2	$2,393.7	$2,590.3	$2,508.3	$19,006.5

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$9,819.8	$2,042.2	$2,349.0	$2,175.0	$16,386.0
Transferred at a point in time where CDW is agent	959.7	173.1	147.4	134.4	1,414.6
Transferred over time where CDW is principal	734.7	178.4	93.9	198.9	1,205.9
Total Net sales	$11,514.2	$2,393.7	$2,590.3	$2,508.3	$19,006.5

(1)Net sales by geography is generally based on the ship-to address with the exception of certain services that may be performed at, or on behalf of, multiple locations. Such service arrangements are categorized based on the bill-to address.

(2)Includes items such as delivery charges to customers.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)

	Nine Months Ended September 30, 2025
	Commercial	Government	Education	Other	Total
Geography(1)
United States	$10,100.1	$2,179.6	$2,497.0	$16.7	$14,793.4
Rest of World	81.1	2.8	1.6	2,034.2	2,119.7
Total Net sales	$10,181.2	$2,182.4	$2,498.6	$2,050.9	$16,913.1

Major Product and Services
Hardware	$7,212.7	$1,482.7	$2,077.8	$1,501.6	$12,274.8
Software	1,984.3	459.2	292.5	296.1	3,032.1
Services	919.9	235.1	123.0	242.1	1,520.1
Other(2)	64.3	5.4	5.3	11.1	86.1
Total Net sales	$10,181.2	$2,182.4	$2,498.6	$2,050.9	$16,913.1

Sales by Customer Channel
Corporate	$6,785.8	$—	$—	$—	$6,785.8
Financial Services	1,142.7	—	—	—	1,142.7
Healthcare	2,252.7	—	—	—	2,252.7
Government	—	2,182.4	—	—	2,182.4
Education	—	—	2,498.6	—	2,498.6
Other	—	—	—	2,050.9	2,050.9
Total Net sales	$10,181.2	$2,182.4	$2,498.6	$2,050.9	$16,913.1

Timing of Revenue Recognition
Transferred at a point in time where CDW is principal	$8,624.0	$1,814.7	$2,285.5	$1,722.3	$14,446.5
Transferred at a point in time where CDW is agent	860.3	162.0	127.1	121.5	1,270.9
Transferred over time where CDW is principal	696.9	205.7	86.0	207.1	1,195.7
Total Net sales	$10,181.2	$2,182.4	$2,498.6	$2,050.9	$16,913.1

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

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise noted)
The following table presents Net sales by major category for the three and nine months ended September 30, 2026 and 2025. Categories are based upon internal classifications.

	Three Months Ended September 30,
	2026		2025
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$1,747.6	25.9%	$1,433.2	25.0%
Netcomm Products	799.5	11.8	735.8	12.8
Collaboration	446.0	6.6	453.3	7.9
Data Storage and Servers	975.0	14.4	469.9	8.2
Desktops	368.3	5.5	343.2	6.0
Other Hardware	609.1	9.0	653.1	11.4
Total Hardware	4,945.5	73.2	4,088.5	71.3

Software(1)	1,250.4	18.5	1,093.6	19.1
Services(1)	526.1	7.8	525.6	9.2
Other(2)	32.5	0.5	29.7	0.4
Total Net sales	$6,754.5	100.0%	$5,737.4	100.0%

	Nine Months Ended September 30,
	2026		2025
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales
Hardware:
Notebooks/Mobile Devices	$4,909.1	25.8%	$4,358.0	25.8%
Netcomm Products	2,304.7	12.1	2,023.3	12.0
Collaboration	1,349.8	7.1	1,323.0	7.8
Data Storage and Servers	2,507.0	13.2	1,631.7	9.6
Desktops	1,072.9	5.6	1,053.3	6.2
Other Hardware	1,821.9	9.7	1,885.5	11.1
Total Hardware	13,965.4	73.5	12,274.8	72.5

Software(1)	3,419.6	18.0	3,032.1	17.9
Services(1)	1,527.3	8.0	1,520.1	9.0
Other(2)	94.2	0.5	86.1	0.6
Total Net sales	$19,006.5	100.0%	$16,913.1	100.0%

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
Overview
CDW Corporation (“Parent”) is the strategic end-to-end technology partner that cuts through complexity to turn customer ambition into outcomes. Working with organizations across the business, government, education, and healthcare sectors in the United States, the United Kingdom (“UK”), and Canada, we enable organizations to navigate an increasingly complex technology market and turn their technology investments into lasting value. Our broad array of offerings range from discrete hardware and software products to integrated IT solutions and services, including on-premise and cloud capabilities across hybrid infrastructure, digital experience, and security.
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
We are vendor, technology, and consumption model unbiased, with a solutions portfolio including more than 100,000 products and services from more than 1,000 leading and emerging brands. Our solutions are delivered in physical, virtual, and cloud-based environments through approximately 10,500 customer-facing coworkers, including sellers, highly skilled specialists, and engineers. We are a leading sales channel partner for many original equipment manufacturers (“OEMs”), software publishers, and cloud providers (collectively, our “vendor partners”), and wholesale distributors, whose products we sell or include in the solutions we offer. We provide our vendor partners with a cost-effective way to reach customers and deliver a consistent brand experience through our established end-market coverage, technical expertise, and extensive customer access.
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

•The evolution of technology and AI adoption trends continues to drive customer purchasing decisions in the market. Current trends are focused on modernizing and optimizing technology environments to improve operational efficiency, agility, and cybersecurity while enabling organizations to leverage AI at scale. These trends are driving investment in AI-ready infrastructure, cloud and data modernization, cybersecurity solutions, and workflow automation technologies. As AI capabilities continue to evolve, organizations are increasingly focused on achieving practical, secure, and measurable business outcomes while managing complexity and risk. We have orchestrated outcome-driven solutions that bring together AI, security, software, and services to help customers achieve their objectives.
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
Key Business Metrics
We monitor a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. Financial measures are presented both in accordance with the accounting principles generally accepted in the United States of America (“GAAP”), and on a non-GAAP basis, which excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that the most important of these measures and ratios include Gross profit, Gross profit margin, Operating income, Operating income margin, Non-GAAP operating income, Non-GAAP operating income margin, Net income, Non-GAAP net income, Net income per diluted share, Non-GAAP net income per diluted share, Average daily sales, Net debt, Cash conversion cycle, Net cash provided by operating activities, and Adjusted free cash flow. These measures and ratios are closely monitored by management, so that actions can be taken, as necessary, in order to achieve financial objectives.
For the definitions, discussion of management’s use of non-GAAP measures and reconciliations to the most directly comparable GAAP measure, see “Results of Operations - Non-GAAP Financial Measure Reconciliations.”
The results of certain key business metrics for the comparative periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$6,754.5	$5,737.4	$19,006.5	$16,913.1
Gross profit	$1,385.3	$1,255.5	$3,895.1	$3,619.0
Gross profit margin	20.5%	21.9%	20.5%	21.4%
Operating income	$489.5	$443.3	$1,294.1	$1,224.9
Operating income margin	7.2%	7.7%	6.8%	7.2%
Non-GAAP operating income	$619.8	$530.6	$1,627.7	$1,494.3
Non-GAAP operating income margin	9.2%	9.2%	8.6%	8.8%
Net income	$309.8	$291.0	$819.6	$787.1
Non-GAAP net income	$410.2	$357.2	$1,075.9	$987.4
Net income per diluted share	$2.46	$2.21	$6.43	$5.94
Non-GAAP net income per diluted share	$3.26	$2.71	$8.44	$7.45
Average daily sales(1)	$105.5	$89.6	$99.5	$88.6
(1)Defined as Net sales divided by the number of selling days. There were 64 selling days for both the three months ended September 30, 2026 and 2025. There were 191 selling days for both the nine months ended September 30, 2026 and 2025.

(dollars in millions)	September 30, 2026	September 30, 2025
Net debt(1)	$5,585.6	$5,175.9
Cash conversion cycle (in days)(2)	20	11
Net cash provided by operating activities	$618.5	$771.4
Adjusted free cash flow(3)	$784.6	$668.0
(1)Defined as total debt minus Cash and cash equivalents. As of September 30, 2026 and September 30, 2025, total debt was $7.1 billion and $5.6 billion, respectively, and Cash and cash equivalents was $1.5 billion and $453 million, respectively.
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
Results of Operations
Results of operations, including Gross profit margin and Operating income margin, expressed as Gross profit and Operating income as a percentage of Net sales, respectively, for the three and nine months ended September 30, 2026 and 2025 are below. For additional information on Net sales, Gross profit, and Operating income by segment, see the “Segment Results of Operations.”

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Net sales	$6,754.5	$5,737.4	17.7%	$19,006.5	$16,913.1	12.4%
Cost of sales	5,369.2	4,481.9	19.8	15,111.4	13,294.1	13.7
Gross profit	1,385.3	1,255.5	10.3	3,895.1	3,619.0	7.6
Gross profit margin	20.5%	21.9%		20.5%	21.4%
Selling and administrative expenses	895.8	812.2	10.3	2,601.0	2,394.1	8.6
Operating income	489.5	443.3	10.4	1,294.1	1,224.9	5.6
Operating income margin	7.2%	7.7%		6.8%	7.2%
Interest expense, net	(65.9)	(55.0)	19.8	(181.4)	(168.9)	7.4
Other income (expense), net	0.3	1.1	nm*	3.1	2.3	nm*
Income before income taxes	423.9	389.4	8.9	1,115.8	1,058.3	5.4
Income tax expense	(114.1)	(98.4)	16.0	(296.2)	(271.2)	9.2
Net income	$309.8	$291.0	6.5%	$819.6	$787.1	4.1%
*nm - Not meaningful
Three months ended September 30, 2026, compared with the three months ended September 30, 2025
Net sales increased $1,017 million, or 17.7%, with higher Net sales across all operating segments. Net sales on a constant currency basis increased 17.8% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Customer demand drove Net sales growth primarily in data storage and servers, notebooks/mobile devices, and software.
Gross profit increased $130 million, or 10.3%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 140 basis points to 20.5%, primarily driven by mix into and lower margin in certain product categories.
Selling and administrative expenses increased $84 million, or 10.3%, primarily due to higher performance-based incentives, workplace optimization costs, and acquisition costs.
Operating income increased $46 million, or 10.4%, to $490 million for the three months ended September 30, 2026, compared to $443 million for the three months ended September 30, 2025.
Interest expense, net includes interest expense and interest income. Interest expense, net increased $11 million, or 19.8%, primarily due to higher average borrowings under our senior unsecured revolving loan facility and lower interest income earned on cash balances.
Income tax expense increased $16 million, or 16.0%. The effective income tax rate was 26.9% and 25.3% for the three months ended September 30, 2026 and 2025, respectively. The increase in the effective income tax rate was primarily due to lower tax credits compared to prior year, and higher non-deductible expenses.
Nine months ended September 30, 2026, compared with the nine months ended September 30, 2025
Net sales increased $2,093 million, or 12.4%, with higher Net sales across all operating segments. Net sales on a constant currency basis increased 12.1% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Customer demand drove Net sales growth primarily in data storage and servers, notebooks/mobile devices, software, and netcomm products.

Gross profit increased $276 million, or 7.6%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 90 basis points to 20.5%, primarily driven by mix into and lower margin in certain product categories.
Selling and administrative expenses increased $207 million, or 8.6%, primarily due to higher compensation expense, including performance-based incentives, and higher workplace optimization costs.
Operating income increased $69 million, or 5.6%, to $1,294 million for the nine months ended September 30, 2026, compared to $1,225 million for the nine months ended September 30, 2025.
Interest expense, net includes interest expense and interest income. Interest expense, net increased $13 million, or 7.4%, primarily due to higher average borrowings under our senior unsecured revolving loan facility and lower interest income earned on cash balances, partially offset by a lower variable interest rate on the senior unsecured term loan.
Income tax expense increased $25 million, or 9.2%. The effective income tax rate was 26.5% and 25.6% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective income tax rate was primarily due to lower tax credits compared to prior year, current year tax shortfalls on equity-based compensation as compared to prior year excess tax benefits on equity-based compensation, and higher non-deductible expenses.
Segment Results of Operations
Net sales by segment for the comparative periods are as follows:

	Three Months Ended September 30,
	2026		2025
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Commercial:
Corporate	$2,606.3	38.6%	$2,231.4	38.9%	$374.9	16.8%
Financial Services	571.5	8.5	330.0	5.8	241.5	73.2
Healthcare	801.6	11.9	733.2	12.8	68.4	9.3
Total Commercial	3,979.4	59.0	3,294.6	57.5	684.8	20.8
Government	912.8	13.5	830.9	14.5	81.9	9.9
Education	982.2	14.5	913.5	15.9	68.7	7.5
Other(2)	880.1	13.0	698.4	12.1	181.7	26.0
Total Net sales	$6,754.5	100.0%	$5,737.4	100.0%	$1,017.1	17.7%

	Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change(1)
Commercial:
Corporate	$7,598.7	40.0%	$6,785.8	40.1%	$812.9	12.0%
Financial Services	1,487.0	7.8	1,142.7	6.8	344.3	30.1
Healthcare	2,428.5	12.8	2,252.7	13.3	175.8	7.8
Total Commercial	11,514.2	60.6	10,181.2	60.2	1,333.0	13.1
Government	2,393.7	12.6	2,182.4	12.9	211.3	9.7
Education	2,590.3	13.6	2,498.6	14.8	91.7	3.7
Other(2)	2,508.3	13.2	2,050.9	12.1	457.4	22.3
Total Net sales	$19,006.5	100.0%	$16,913.1	100.0%	$2,093.4	12.4%
(1)There were 64 selling days for both the three months ended September 30, 2026 and 2025. There were 191 selling days for both the nine months ended September 30, 2026 and 2025. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.

Gross profit by segment for the comparative periods is as follows:

	Three Months Ended September 30,
	2026		2025
(dollars in millions)	Gross Profit	Gross Profit Margin(3)	Gross Profit	Gross Profit Margin(3)	Dollar Change	Percent Change
Segments:(1)
Commercial	$840.4	21.1%	$735.5	22.3%	$104.9	14.3%
Government	178.1	19.5	189.8	22.8	(11.7)	(6.2)
Education	196.5	20.0	185.3	20.3	11.2	6.0
Other(2)	170.3	19.4	144.9	20.7	25.4	17.5
Total Gross profit	$1,385.3	20.5%	$1,255.5	21.9%	$129.8	10.3%

	Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Gross Profit	Gross Profit Margin(3)	Gross Profit	Gross Profit Margin(3)	Dollar Change	Percent Change
Segments:(1)
Commercial	$2,483.8	21.6%	$2,274.5	22.3%	$209.3	9.2%
Government	466.5	19.5	492.9	22.6	(26.4)	(5.4)
Education	462.0	17.8	432.5	17.3	29.5	6.8
Other(2)	482.8	19.2	419.1	20.4	63.7	15.2
Total Gross profit	$3,895.1	20.5%	$3,619.0	21.4%	$276.1	7.6%
(1)Segment gross profit includes the segment’s direct gross profit, allocations for gross profit from logistics, and allocations for certain inventory adjustments, volume rebates, and cooperative advertising from vendors.
(2)Includes the financial results for our other operating segments, CDW UK and CDW Canada, which do not meet the reportable segment quantitative thresholds.
(3)Gross profit margin represents segment Gross profit as a percentage of segment Net sales.

Operating income by segment for the comparative periods is as follows:

	Three Months Ended September 30,
	2026		2025
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Commercial	$395.3	9.9%	$334.6	10.2%	$60.7	18.1%
Government	65.2	7.1	67.3	8.1	(2.1)	(3.1)
Education	100.5	10.2	86.7	9.5	13.8	15.9
Other(2)	55.5	6.3	43.0	6.2	12.5	29.1
Headquarters(3)	(127.0)	nm*	(88.3)	nm*	(38.7)	(43.8)
Total Operating income	$489.5	7.2%	$443.3	7.7%	$46.2	10.4%

	Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Operating Income	Percentage of Segment Net Sales	Operating Income	Percentage of Segment Net Sales	Dollar Change	Percent Change
Segments:(1)
Commercial	$1,132.6	9.8%	$1,067.0	10.5%	$65.6	6.1%
Government	150.3	6.3	143.8	6.6	6.5	4.5
Education	205.0	7.9	168.1	6.7	36.9	22.0
Other(2)	154.0	6.1	124.7	6.1	29.3	23.5
Headquarters(3)	(347.8)	nm*	(278.7)	nm*	(69.1)	(24.8)
Total Operating income	$1,294.1	6.8%	$1,224.9	7.2%	$69.2	5.6%
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
Three months ended September 30, 2026, compared with the three months ended September 30, 2025
Commercial:
Net sales increased $685 million, or 20.8%, primarily due to increased customer demand in data storage and servers in financial services and corporate customer channels, notebooks/mobile devices and netcomm products in the corporate customer channel, and software in corporate and healthcare customer channels.
Gross profit dollars increased $105 million, or 14.3%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 120 basis points to 21.1%, which is primarily attributed to mix into and lower margin in data storage and servers and netcomm products.
Operating income increased $61 million, or 18.1%, primarily due to higher Gross profit dollars, partially offset by higher performance-based incentives.
Government:
Net sales increased $82 million, or 9.9%, primarily due to increased customer demand primarily in software and data storage and servers, partially offset by decreased customer demand in notebooks/mobile devices and netcomm products.
Gross profit decreased $12 million, or 6.2%, due to lower gross profit margin, partially offset by higher Net sales. Gross profit margin decreased 330 basis points to 19.5%, which is primarily attributed to mix into and lower margin in certain product categories and lower margin in services.

Operating income decreased $2 million, or 3.1%, primarily due to lower Gross profit dollars, partially offset by lower compensation expense, including performance-based incentives.
Education:
Net sales increased $69 million, or 7.5%, due to increased customer demand primarily in notebooks/mobile devices, partially offset by decreased customer demand in various product categories.
Gross profit dollars increased $11 million, or 6.0%, primarily due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 30 basis points to 20.0%, which is primarily attributed to lower margin in services.
Operating income increased $14 million, or 15.9%, primarily due to higher Gross profit dollars and lower compensation expense.
Other:
Net sales increased $182 million, or 26.0%, primarily due to increased customer demand primarily in data storage and servers and notebooks/mobile devices within UK and Canada operations.
Gross profit dollars increased $25 million, or 17.5%, due to higher Net sales, partially offset by lower Gross profit margin. Gross profit margin decreased 130 basis points to 19.4%, which is primarily attributed to lower margin in certain product categories.
Operating income increased $13 million, or 29.1%, primarily due to higher Gross profit dollars, partially offset by higher compensation expense, including performance-based incentives within Canada and UK operations.
Nine months ended September 30, 2026, compared with the nine months ended September 30, 2025
Commercial:
Net sales increased $1,333 million, or 13.1%, primarily due to increased customer demand in data storage and servers across all customer channels, netcomm products across corporate and healthcare customer channels, and software across all customer channels.
Gross profit dollars increased $209 million, or 9.2%, due to higher Net sales, partially offset by lower gross profit margin. Gross profit margin decreased 70 basis points to 21.6%, which is primarily attributed to mix into and lower margin in data storage and servers and netcomm products.
Operating income increased $66 million, or 6.1%, primarily due to higher Gross profit dollars, partially offset by higher compensation expense, including performance-based incentives.
Government:
Net sales increased $211 million, or 9.7%, primarily due to increased customer demand primarily in data storage and servers and software.
Gross profit decreased $26 million, or 5.4%, due to lower gross profit margin, partially offset by higher Net sales. Gross profit margin decreased 310 basis points to 19.5%, which is attributed to mix into and lower margin in certain product categories and lower margin in services.
Operating income increased $7 million, or 4.5%, primarily due to lower compensation expense, including performance-based incentives, which more than offset the impact of lower Gross profit dollars.
Education:
Net sales increased $92 million, or 3.7%, primarily due to increased customer demand primarily in notebooks/mobile devices, partially offset by decreased customer demand in various product categories.
Gross profit dollars increased $30 million, or 6.8%, due to higher Gross profit margin and Net sales. Gross profit margin increased 50 basis points to 17.8%, which is attributed to favorable mix in certain product categories.
Operating income increased $37 million, or 22.0%, primarily due to higher Gross profit dollars and lower compensation expense.

Other:
Net sales increased $457 million, or 22.3%, primarily due to increased customer demand in notebooks/mobile devices and data storage and servers within UK and Canada operations.
Gross profit dollars increased $64 million, or 15.2%, due to higher Net sales, partially offset by lower Gross profit margin. Gross profit margin decreased 120 basis points to 19.2%, which is primarily attributed to mix into and lower margin in certain product categories.
Operating income increased $29 million, or 23.5%, primarily due to higher Gross profit dollars, partially offset by higher compensation expense, including performance-based incentives within Canada and UK operations.
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
We have included reconciliations of our non-GAAP financial measures to the most comparable GAAP financial measures for the three and nine months ended September 30, 2026 and 2025 below.

Non-GAAP operating income and Non-GAAP operating income margin

	Three Months Ended September 30,
(dollars in millions)	2026	Percentage of Net Sales	2025	Percentage of Net Sales
Operating income, as reported	$489.5	7.2%	$443.3	7.7%
Amortization of intangibles(1)	42.3		42.4
Equity-based compensation	26.7		27.1
Transformation initiatives(2)	15.2		13.0
Acquisition and integration expenses	13.8		1.1
Workplace optimization(3)	31.0		2.7
Other adjustments	1.3		1.0
Non-GAAP operating income	$619.8	9.2%	$530.6	9.2%

	Nine Months Ended September 30,
(dollars in millions)	2026	Percentage of Net Sales	2025	Percentage of Net Sales
Operating income, as reported	$1,294.1	6.8%	$1,224.9	7.2%
Amortization of intangibles(1)	127.4		127.6
Equity-based compensation	76.9		71.1
Transformation initiatives(2)	33.4		44.1
Acquisition and integration expenses	16.4		6.0
Workplace optimization(3)	75.2		15.5
Other adjustments	4.3		5.1
Non-GAAP operating income	$1,627.7	8.6%	$1,494.3	8.8%
(1)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.
(2)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(3)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Non-GAAP net income and Non-GAAP net income per diluted share

	Three Months Ended September 30,
	2026			2025
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP, as reported	$423.9	$(114.1)	$309.8	$389.4	$(98.4)	$291.0
Amortization of intangibles(2)	42.3	(11.0)	31.3	42.4	(11.0)	31.4
Equity-based compensation	26.7	(5.8)	20.9	27.1	(5.6)	21.5
Transformation initiatives(3)	15.2	(3.5)	11.7	13.0	(3.4)	9.6
Acquisition and integration expenses	13.8	(1.3)	12.5	1.1	(0.3)	0.8
Workplace optimization(4)	31.0	(8.0)	23.0	2.7	(0.7)	2.0
Other adjustments	1.3	(0.3)	1.0	1.0	(0.1)	0.9
Non-GAAP	$554.2	$(144.0)	$410.2	$476.7	$(119.5)	$357.2

Net income per diluted share, as reported			$2.46			$2.21
Non-GAAP net income per diluted share			$3.26			$2.71
Shares used in computing GAAP and Non-GAAP net income per diluted share			125.7			131.8

	Nine Months Ended September 30,
	2026			2025
(dollars and shares in millions, except per share amounts)	Income before income taxes	Income tax expense(1)	Net income	Income before income taxes	Income tax expense(1)	Net income
GAAP, as reported	$1,115.8	$(296.2)	$819.6	$1,058.3	$(271.2)	$787.1
Amortization of intangibles(2)	127.4	(33.1)	94.3	127.6	(33.2)	94.4
Equity-based compensation	76.9	(13.4)	63.5	71.1	(17.6)	53.5
Transformation initiatives(3)	33.4	(8.2)	25.2	44.1	(11.5)	32.6
Acquisition and integration expenses	16.4	(2.0)	14.4	6.0	(1.6)	4.4
Workplace optimization(4)	75.2	(19.5)	55.7	15.5	(4.0)	11.5
Other adjustments	4.3	(1.1)	3.2	5.1	(1.2)	3.9
Non-GAAP	$1,449.4	$(373.5)	$1,075.9	$1,327.7	$(340.3)	$987.4

Net income per diluted share, as reported			$6.43			$5.94
Non-GAAP net income per diluted share			$8.44			$7.45
Shares used in computing GAAP and Non-GAAP net income per diluted share			127.5			132.6
(1)Income tax on non-GAAP adjustments includes excess tax benefits or shortfalls associated with equity-based compensation.
(2)Includes amortization expense for acquisition-related intangible assets, primarily customer relationships, customer contracts, and trade names.
(3)Includes costs related to strategic transformation initiatives focused on optimizing various operations and systems.
(4)Includes costs related to workforce reductions and charges related to the reduction of our real estate lease portfolio.

Net sales on a constant currency basis

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	Percent Change(1)	2026	2025	Percent Change(1)
Net sales, as reported	$6,754.5	$5,737.4	17.7%	$19,006.5	$16,913.1	12.4%
Foreign currency translation(2)	—	(5.9)		—	35.2
Net sales, on a constant currency basis	$6,754.5	$5,731.5	17.8%	$19,006.5	$16,948.3	12.1%
(1)There were 64 selling days for both the three months ended September 30, 2026 and 2025. There were 191 selling days for both the nine months ended September 30, 2026 and 2025. Average daily sales is defined as Net sales divided by the number of selling days.
(2)Represents the effect of translating the prior year results of CDW UK and CDW Canada at the average exchange rates applicable in the current year.
Free cash flow and Adjusted free cash flow

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$618.5	$771.4
Capital expenditures	(80.7)	(79.2)
Free cash flow	537.8	692.2
Net change in accounts payable-inventory financing-supplier financing	24.4	(24.2)
Proceeds from accounts payable-inventory financing-product financing	240.8	—
Repayments on accounts payable-inventory financing-product financing	(18.4)	—
Adjusted free cash flow(1)	$784.6	$668.0
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
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash from operations and borrowings under our variable rate senior unsecured revolving loan facility (the “Revolving Loan Facility”). As of September 30, 2026, we had $1.5 billion of Cash and cash equivalents and $1.9 billion of availability for borrowings under our Revolving Loan Facility. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of inventory, payroll, and general expenses. We also take into consideration our overall capital allocation strategy, which includes dividend payments, assessment of debt levels, acquisitions, and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next 12 months and thereafter; however, there are a number of factors that may negatively impact our available sources of funding and liquidity. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan, general economic conditions, and working capital management.
Long-Term Debt and Financing Arrangements
During the third quarter of 2026, we issued $600 million aggregate principal amount of 5.700% Senior Notes due 2029, $500 million aggregate principal amount of 6.100% Senior Notes due 2032, and $400 million aggregate principal amount of 6.350% Senior Notes due 2033 (collectively, the “New Notes”). The net proceeds from the New Notes issuance will be used to repay the 2.670% Senior Notes due 2026 at maturity in December 2026, with the remaining net proceeds available for general corporate purposes, including amounts used to fund a substantial portion of the acquisition of Lovelytics Data LLC and certain affiliated entities (collectively, “Lovelytics”).
As of September 30, 2026, we had total unsecured indebtedness of $7.1 billion, and we were in compliance with the covenants under our credit agreements and indentures.

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
Share Repurchase Program
During the nine months ended September 30, 2026, we repurchased 5.3 million shares of our common stock for $653 million under the share repurchase program. On May 13, 2026, we announced that our Board of Directors authorized a $1 billion increase to the share repurchase program. For additional information on our share repurchase program, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
A summary of 2026 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.630	February 3, 2026	February 25, 2026	March 10, 2026
$0.630	May 5, 2026	May 25, 2026	June 10, 2026
$0.630	August 4, 2026	August 25, 2026	September 10, 2026
On November 4, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.680 per share. The dividend will be paid on December 10, 2026 to all stockholders of record as of the close of business on November 25, 2026.
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
Cash Flows
Cash flows from operating, investing, and financing activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Net cash provided by operating activities	$618.5	$771.4
Net cash (used in) provided by investing activities	(540.6)	124.7
Net cash provided by (used in) financing activities	862.3	(968.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.1)	18.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	$927.1	$(54.6)

Operating Activities
Cash flows from operating activities are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change
Net income	$819.6	$787.1	$32.5
Adjustments for the impact of non-cash items(1)	313.4	315.3	(1.9)
Net income adjusted for the impact of non-cash items	1,133.0	1,102.4	30.6
Changes in assets and liabilities:
Accounts receivable	(1,484.1)	(633.0)	(851.1)
Merchandise inventory	(457.2)	106.8	(564.0)
Accounts payable-trade	1,289.7	273.8	1,015.9
Other assets and liabilities	137.1	(78.6)	215.7
Net cash provided by operating activities	$618.5	$771.4	$(152.9)
(1)Includes items such as depreciation and amortization, deferred income taxes, provision for credit losses, and equity-based compensation expense.
Cash flows from operating activities decreased $153 million for the nine months ended September 30, 2026 compared to September 30, 2025. This decrease was primarily attributable to Accounts receivable and Merchandise inventory, partially offset by Accounts payable-trade. The decrease from Accounts receivable was primarily due to timing of collections and increased sales activity. The decrease from Merchandise inventory was primarily due to customer-driven stocking positions as a result of higher demand, increased hardware cost, and inventory held under product financing arrangements. The increase from Accounts payable-trade was primarily due to timing of payments and increased sales activity.
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

	September 30,
(in days)	2026	2025
Days of sales outstanding (DSO)(1)	100	92
Days of supply in inventory (DIO)(2)	18	12
Days of purchases outstanding (DPO)(3)	(98)	(93)
Cash conversion cycle	20	11
(1)Represents the rolling three-month average of the balance of the current portion of Accounts receivable, net at the end of the period, divided by average daily Net sales for the same three-month period. Also incorporates certain receivables due from vendors.
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
The cash conversion cycle increased to 20 days at September 30, 2026, compared to 11 days at September 30, 2025. The increase was primarily driven by higher days of sales outstanding (DSO), reflecting the impacts of timing of collections and increased sales activity, along with higher days of inventory outstanding (DIO), reflecting the impacts of higher average customer stocking positions, increased hardware cost, and inventory held under product financing arrangements. These increases were partially offset by the higher days of purchases outstanding (DPO), driven by the timing of payments, increased sales activity, and accounts payable associated with product financing arrangements.
Investing Activities
Cash flows from investing activities decreased $665 million for the nine months ended September 30, 2026 compared to September 30, 2025. This decrease was primarily driven by cash outflow due to the acquisition of Lovelytics in 2026 and cash inflow from the maturity of the short-term investments in 2025.

Financing Activities
Cash flows from financing activities increased $1,831 million for the nine months ended September 30, 2026 compared to September 30, 2025. This increase was driven by the proceeds from the issuance of long-term debt, proceeds from the product financing arrangement, and repayment of long-term debt in 2025, partially offset by higher share repurchases.
Issuers and Guarantors of Debt Securities
Each series of our outstanding unsecured senior notes (collectively, the “Notes”) is issued by CDW LLC and CDW Finance Corporation (the “Issuers”) and is guaranteed by Parent (the “Guarantor”). All guarantees by Parent are joint and several, and full and unconditional.
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
•the costs and risks associated with, and the successful and timely execution and effects of, strategic investments or acquisitions or entry into joint ventures, including our ability to successfully integrate newly acquired businesses and align our investment efforts with our strategic goals;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Quantitative and Qualitative Disclosures of Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes in this information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 11 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report is incorporated herein by reference.
Item 1A. Risk Factors
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors during the nine months ended September 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On September 25, 2026, the Company issued equity awards consisting of 327,370 shares of restricted common stock, with a fair value of $44 million, as partial consideration for the acquisition of Lovelytics. For additional information regarding the acquisition and related consideration, see Note 3, (Acquisitions) to the accompanying condensed consolidated financial statements.

The shares were issued to former equity holders of Lovelytics who represented that they are accredited investors, as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance upon an exemption from registration under the Securities Act pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D.
Issuer Purchases of Equity Securities
Information relating to the Company’s purchases of its common stock during the three months ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (in millions)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 through July 31, 2026	0.3	$137.48	0.3	$1,093.9
August 1 through August 31, 2026	0.3	140.20	0.3	1,058.9
September 1 through September 30, 2026	0.2	148.93	0.2	1,031.9
Total	0.8		0.8
(1)The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases.
On May 13, 2026, the Company announced that its Board of Directors authorized a $1 billion increase to the Company’s share repurchase program (which was incremental to the remaining amount under the $750 million authorization announced on February 5, 2025) under which the Company may repurchase shares of its common stock from time to time in privately negotiated transactions, open market purchases, or other transactions as permitted by securities laws and other legal requirements. The timing and amounts of any purchases will be based on market conditions and other factors including but not limited to share price, regulatory requirements, and capital availability. The program does not require the purchase of any minimum dollar amount or number of shares, and the program may be modified, suspended, or discontinued at any time. As of September 30, 2026, the Company has approximately $1,032 million remaining under the program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.1	Base Indenture, dated as of December 1, 2014, by and among CDW LLC and CDW Finance Corporation (the "Co-Issuers"), the Company, the guarantors party thereto, and U.S. Bank National Association, as trustee (the "Trustee").	8-K	4.1	12/1/2014
4.2	Twenty-First Supplemental Indenture, dated as of September 21, 2026, by and among the Co-Issuers, the Company, as guarantor, and the Trustee.†	8-K	4.2	9/21/2026
4.3	Form of 5.700% Senior Note (included as Exhibit A to Exhibit 4.2 hereto).	8-K	4.3	9/21/2026
4.4	Twenty-Second Supplemental Indenture, dated as of September 21, 2026, by and among the Co-Issuers, the Company, as guarantor, and the Trustee.†	8-K	4.4	9/21/2026
4.5	Form of 6.100% Senior Note (included as Exhibit A to Exhibit 4.4 hereto).	8-K	4.5	9/21/2026
4.6	Twenty-Third Supplemental Indenture, dated as of September 21, 2026, by and among the Co-Issuers, the Company, as guarantor, and the Trustee.†	8-K	4.6	9/21/2026
4.7	Form of 6.350% Senior Note (included as Exhibit A to Exhibit 4.6 hereto).	8-K	4.7	9/21/2026
10.1**	Letter Agreement, dated August 4, 2026, by and between CDW Corporation and Albert J. Miralles.	8-K	10.1	8/5/2026
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
________________
*    These items are furnished and not filed.
** A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.
† Certain information in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	November 4, 2026	By:	/s/ Albert J. Miralles
Albert J. Miralles
Chief Financial Officer and Executive Vice President, Enterprise Business Operations
(Duly authorized officer and principal financial officer)